Form 10-K
period 1993-12-31
PHILIP MORRIS COMPANIES INC
filed 1994-03-16
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
  [_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 1-8940

                          PHILIP MORRIS COMPANIES INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                VIRGINIA                               13-3260245
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

    120 PARK AVENUE, NEW YORK, N.Y.                      10017
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-880-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                        WHICH REGISTERED
         -------------------                        ----------------
       Common Stock, $1 par value               New York Stock Exchange

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               ----------------

  At February 1, 1994, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $52.3 billion. At such date, there were 877,255,534 shares of the registrant's Common Stock outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's annual report to stockholders for the year ended December 31, 1993 are incorporated in Item 1 of Part I, Part II and Part IV hereof and made a part hereof. The registrant's definitive proxy statement in connection with its annual meeting of stockholders to be held on April 21, 1994, filed with the Securities and Exchange Commission, is incorporated in
Part III hereof and made a part hereof.

                                     PART I

ITEM 1. BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

GENERAL

  Philip Morris Companies Inc. is a holding company whose principal wholly-owned subsidiaries, Philip Morris Incorporated, Philip Morris International Inc., Kraft General Foods, Inc. and Miller Brewing Company, are engaged primarily in the manufacture and sale of various consumer products. A wholly-owned subsidiary of the Company, Philip Morris Capital Corporation, engages in various financing and investment activities. As used herein, unless the context indicates otherwise, the term "Company" means Philip Morris Companies Inc. and its subsidiaries. The Company is the largest consumer packaged goods company in the world.*

  Philip Morris Incorporated ("Philip Morris U.S.A.") and its subsidiaries and affiliates are engaged primarily in the manufacture and sale of cigarettes. Philip Morris U.S.A. is the largest cigarette company in the United States. Philip Morris International Inc. ("Philip Morris International") is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes); certain Latin American subsidiaries and affiliates manufacture and sell a wide variety of food products. A subsidiary of Philip Morris International is the leading United States exporter of cigarettes. Marlboro, the principal cigarette brand of these companies, has been the world's largest selling cigarette brand since 1972.

  The Company's food subsidiary, Kraft General Foods, Inc. ("KGF"), is the largest processor and marketer of packaged grocery, coffee, cheese and processed meat products in the United States. A wide variety of similar products is manufactured and marketed by KGF in Europe, Canada and the Asia/Pacific region. KGF also conducts foodservice businesses and sells food ingredients.

  Miller Brewing Company ("Miller") is the second largest brewing company in the United States.

SOURCE OF FUNDS -- DIVIDENDS

  Because the Company is a holding company, one of its principal sources of funds is dividends from its subsidiaries. The Company's principal wholly-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

INDUSTRY SEGMENTS

  Tobacco products (mainly cigarettes), which accounted for 43% of the Company's operating revenues in 1993 and in 1992, food products, beer and financial services and real estate represent the Company's significant industry segments. Operating revenues, operating profit (together with a reconciliation to operating income) and identifiable assets attributable to each such segment for each of the last three years, set forth in note 11 to the Company's consolidated financial statements, are incorporated herein by reference to its annual report to stockholders for the year ended December 31, 1993.

  Operating profit from tobacco operations was approximately 62% of the Company's total operating profit in 1993 compared with 69% in 1992, of which Philip Morris U.S.A. and Philip Morris International contributed 33% and 29%, respectively, in 1993 and 50% and 19%, respectively, in 1992. Food products accounted for approximately 33% of the Company's operating profit in 1993 and 27% in 1992. Beer contributed approximately 2% and financial services and real estate contributed approximately 3% of the Company's operating profit in 1993, as compared with 2% each in 1992.
- --------
* Claims made with respect to the Company's competitive ranking in its various businesses are based on sales data or, in the case of cigarettes and beer, shipments, unless otherwise indicated.

  During 1993, the Company provided $741 million for the costs of restructuring its worldwide operations. In addition, the Company adopted, effective January 1, 1993, Statement of Financial Accounting Standards ("SFAS") No. 112, which resulted in additional operating expense of $29 million. Excluding the impacts of the restructuring and SFAS No. 112, the percentages of total operating profit from tobacco, food and beer operations were 59%, 34% and 4%, respectively.

NARRATIVE DESCRIPTION OF BUSINESS

TOBACCO PRODUCTS

  Philip Morris U.S.A. is responsible for the manufacture, marketing and sale of cigarettes in the United States (including military sales); subsidiaries and affiliates of Philip Morris International and their licensees are responsible for the manufacture, marketing and sale of tobacco products outside the United States; and a subsidiary of Philip Morris International is responsible for tobacco product exports from the United States.

   The tobacco industry continues to be subject to health concerns and litigation, as well as tax increases, which could have an adverse impact on the Company.

Domestic Tobacco Products

  In 1993, Philip Morris U.S.A.'s total shipments of cigarettes amounted to
194.7 billion units, a decrease of 19.6 billion units (9.1%) from 1992. The industry's estimated cigarette shipments in the United States decreased by 9.0% in 1993 as compared to 1992, following a decrease of 0.4% in 1992 as compared to 1991. As discussed below, in 1993, Philip Morris U.S.A. implemented a strategy which lowered the price of Marlboro and its other premium brands. This action resulted in lower shipments in 1993 as compared with 1992 when distributors bought in anticipation of price increases and higher federal excise taxes, effective January 1, 1993. The following table sets forth the industry's estimated cigarette shipments in the United States, Philip Morris U.S.A.'s shipments and its share of industry shipments (excluding in all cases export and overseas military shipments):

                                                                  PHILIP MORRIS
    YEARS ENDED                                    PHILIP MORRIS  U.S.A. SHARE
    DECEMBER 31                       INDUSTRY (a)    U.S.A.     OF INDUSTRY (a)
    -----------                       ------------ ------------- ---------------
                                        (IN BILLIONS OF UNITS)        (%)
     1993............................    461.2         194.7          42.2
     1992............................    507.0         214.3          42.3
     1991............................    509.1         220.7          43.4

   --------
   (a) Source: Wheat, First Securities, Inc. (John C. Maxwell, Jr.)

  According to The Maxwell Consumer Report issued by Wheat, First Securities, Inc., Philip Morris U.S.A. has been the leading cigarette company in the United States market since 1983. Philip Morris U.S.A.'s major cigarette brands are Marlboro, Benson & Hedges 100's, Merit, Virginia Slims, Cambridge and Basic. Marlboro is the largest selling brand in the United States with shipments of
108.5 billion units in 1993 (down 12.4% from 1992, primarily the result of the differences in distributor buying patterns noted above), 23.5% of the United States market.

  During the first half of 1993, domestic cigarette industry volume continued to shift from the full price (premium) segment to the lower margin discount segment. In April 1993, Philip Morris U.S.A. announced its decision to institute, in the second quarter of 1993, an extensive promotional program to reduce the average retail price of Marlboro cigarettes, a major shift in pricing strategy designed to restore lost market share and improve long-term profitability. In August 1993, Philip Morris U.S.A. lowered the price of its premium brands and raised the price of its discount products in further response to the highly price sensitive market environment. The overall effect of these changes has been lower profit margins that have not been offset entirely by higher volume. Lower profit margins will continue at least until sustained improvements in the economic environment occur. As a result of these strategic initiatives, retail sales data compiled by Nielsen Marketing Research indicate Marlboro's market share rising from 22.1% in March 1993 to 26.8% in December 1993. In addition, such retail sales data indicate that a reversal occurred in the second half of

1993 in the shift away from the premium segment (67.8% of the industry in December 1993 compared with 64.0% in March 1993) to the discount segment. These developments, and their impact on the Company's financial results, are more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A"), incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1993.

  The discount segment of the industry, which consists of "generic" and lower-priced cigarettes that have a lower profit margin than premium brands, has grown markedly in recent years, constituting 36.8% of United States industry shipments in 1993, up from 30.2% in 1992, but down from 39.0% and 40.7% for the first and second quarters of 1993, respectively. Philip Morris U.S.A. accounted for 29.4% of the discount segment in 1993, up from 27.1% in 1992.

  Excise taxes, sales taxes and other taxes levied by various states, counties and municipalities affecting cigarettes have been increasing. These taxes vary considerably and, when combined with the federal excise tax, may be as high as $1.05 per package of 20 cigarettes. The federal excise tax was increased by $.04 to $.24 per package of 20 cigarettes effective January 1, 1993. As part of its health care reform proposal, the administration has proposed an increase of $.75 per package (to $.99), effective October 1, 1994. In the opinion of the Company, the 1993 increase has had an adverse effect on sales and the proposed 1994 increase, if adopted, could result in volume declines for Philip Morris U.S.A. and further shifts from the premium segment to the discount segment.

International Tobacco Products

  The Company estimates that world cigarette industry unit sales (excluding the United States) were approximately 5.0 trillion units in 1993, of which the Company's share, including licensees, was 9.2% in 1993 and 8.6% in 1992. Unit sales of its principal brand, Marlboro, increased 3.5% in 1993 over 1992 to
240.1 billion units, accounting for 4.8% of the world cigarette market (excluding the United States). Subsidiaries and affiliates of Philip Morris International and their licensees have cigarette market shares of at least 15%-- and in a number of instances substantially more than 15% -- in more than 30 markets, including Argentina, Australia, Belgium, the Canary Islands, the Czech Republic, the Dominican Republic, Finland, France, Germany, Hong Kong, Italy, Kuwait, Mexico, the Netherlands, the Philippines, Saudi Arabia, Singapore, Slovakia and Switzerland.

  A subsidiary of Philip Morris International is the leading United States exporter of cigarettes. It exported 114.4 billion units in 1993, an increase of 3.6% from 1992.

  Cigarette prices in many international markets are government-controlled, and excise and other tax increases, higher costs and government price restraints in a number of markets have restricted, and may continue to restrict, the sales and operating income of Philip Morris International.

  In 1993, Philip Morris International acquired majority interests in government-owned tobacco companies in Lithuania, Russia and Kazakhstan and signed a cooperation agreement with the China National Tobacco Company to produce and sell Marlboro cigarettes for the Chinese domestic market.

Smoking and Health and Related Matters

  Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, in the opinion of the Company, have had and continue to have an adverse effect upon tobacco industry sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports which purport to link cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommend various governmental measures to reduce the incidence of smoking. The 1990 and 1992 reports focus upon the purported addictive nature of cigarettes, the purported effects of smoking cessation, the decrease in smoking in the United States and the economic and regulatory aspects of smoking in the Western Hemisphere. The most recent report, released in February 1994, focuses upon cigarette smoking by adolescents, particularly the purported addictive nature of cigarette smoking in adolescence.

  Federal legislation requires cigarette manufacturers and importers to include the following warning statements in rotating sequence on cigarette packages and in advertisements: SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy; SURGEON GENERAL'S WARNING:
Quitting Smoking Now Greatly Reduces Serious Risks to Your Health; SURGEON GENERAL'S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, And Low Birth Weight; and SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide. Such legislation also covers the size and format of warnings on cigarette packages and in cigarette advertising, and prescribes a modified version of the warnings for outdoor billboard advertisements. In addition to the warning statements, cigarette advertising in the United States must disclose the average "tar" and nicotine deliveries of the advertised brand or variety. Cigarette manufacturers and importers are also required to provide annually to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes, and the Secretary is directed to report to Congress concerning the health effects, if any, of such ingredients. Most of the cigarettes sold by the Company's subsidiaries, affiliates and their licensees are sold in countries where warning statement requirements for cigarette packages have been adopted. In countries where such statements are not legally required, the Company places the U.S. Surgeon General's warnings on all of its cigarette packages.

  Studies with respect to the alleged health risk to nonsmokers of diluted and modified cigarette smoke, often referred to as environmental tobacco smoke ("ETS"), have received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. In January 1993, the United States Environmental Protection Agency (the "EPA") issued a report concluding, among other things, that ETS is a human lung carcinogen and that ETS increases certain health risks for young children. In June 1993, Philip Morris U.S.A. joined five other representatives of the tobacco manufacturing and related industries in a lawsuit against the EPA seeking a declaration that the EPA does not have the authority to regulate ETS, and that, in view of the available scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's final risk assessment be declared arbitrary and capricious. The EPA report, as well as adverse publicity on ETS, have resulted in the enactment of legislation that restricts or bans cigarette smoking in certain public places and some places of employment.

  Another federal statute established the Interagency Committee on Cigarette and Little Cigar Fire Safety to direct the work of a Technical Study Group created by the same statute and to make policy recommendations to Congress. The Technical Study Group, which consisted of representatives of designated government agencies, the tobacco and furniture industries and various other organizations, studied the feasibility and consequences of developing cigarettes and little cigars that would have a minimum propensity to ignite upholstered furniture or mattresses. Based on this research, the Interagency Committee submitted its final technical report to Congress in December 1987, which contained the conclusion of the Technical Study Group that it is technically feasible and may be commercially feasible to develop cigarettes that will have a significantly reduced propensity to ignite upholstered furniture and mattresses. Legislation in August 1990 provided for further research under the direction of the Consumer Product Safety Commission (the "CPSC"), with advice from a new scientific committee, the Technical Advisory Group. The CPSC reported to Congress in August 1993 that it is practicable to develop a performance standard for cigarette ignition propensity, but that "it is unclear that such a standard will effectively address the number of cigarette-related fires."

  Television and radio advertising of cigarettes is prohibited in the United States and prohibited or restricted in many other countries. Enactments by regulatory agencies and other governmental authorities have restricted or prohibited smoking areas aboard certain common carriers, in certain public places and in some places of employment. Smoking is currently banned on all commercial airline flights, regardless of duration, within and between the 48 contiguous states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico and within Alaska and Hawaii, and on all commercial flights to or from Alaska and Hawaii scheduled for less than six hours. In addition, various foreign airlines voluntarily have banned smoking on certain flights.

  Numerous other legislative and regulatory measures have been proposed at the federal, state and local levels which, if implemented, could adversely affect Philip Morris U.S.A.'s cigarette business. The most significant of such measures would increase federal, state or local taxes on cigarettes, restrict the sale and distribution of cigarettes through limitations on points of sale, further restrict cigarette advertising and promotion and further restrict or prohibit smoking aboard common carriers or in public places or places of employment.

  A number of foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. Canada has enacted a ban on cigarette advertising, which is being challenged on constitutional grounds. In 1992, the European Parliament approved a proposal to ban all tobacco advertisements in the European Community. Various additional approvals must be obtained before the proposal can be enacted. It is not possible to predict the outcome of this legislative effort.

  In February 1994, the Food and Drug Administration (the "FDA"), in a letter to an anti-smoking group, claimed that it may be possible for the FDA to regulate cigarettes under the drug provisions of the Food, Drug, and Cosmetic Act. The FDA's claim is based upon allegations that manufacturers may intend that their products contain nicotine to satisfy an alleged addiction on the part of some of their customers. The FDA stated that any regulation would need to be based upon an evidentiary record indicating such intent. The letter indicated that regulation of cigarettes under said Act could ultimately result in the removal from the market of products containing nicotine at levels that cause or satisfy addiction. Because of the complexity and magnitude of the issues raised by this claim, the FDA has asked Congress to provide "clear direction" to the agency. While Philip Morris U.S.A. does not believe that cigarettes are addictive and denies the allegation that its products are intended to satisfy an alleged addiction, management cannot predict the ultimate outcome of the FDA's efforts.

  There is litigation pending against the leading United States cigarette manufacturers seeking compensatory and, in some cases, punitive damages for cancer and other health effects alleged to have resulted from cigarette smoking or exposure to cigarette smoking. As of December 31, 1993, there were 47 and as of February 15, 1994, 45 such actions pending against the leading United States cigarette manufacturers; 55 such cases were pending as of December 31, 1992. Philip Morris U.S.A. was a defendant in 22 actions pending as of December 31, 1993 and 21 such actions pending as of February 15, 1994; there were 27 such cases as of December 31, 1992.

  Among the defenses to certain of this litigation raised by Philip Morris U.S.A. is preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Act"). On June 24, 1992, the United States Supreme Court held that the Act, as enacted in 1965, does not preempt common law damage claims but that the Act, as amended in 1969, preempts claims arising after 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court also held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose . . . facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's ruling affirmed in part, and reversed in part, a 1990 decision of the Court of Appeals for the Third Circuit, holding that the Act preempted claims arising after 1965 that challenged the adequacy of the federally mandated warning or the propriety of cigarette manufacturers' advertising and promotional activities. The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislative proposals to eliminate the federal preemption defense, pending in Congress since 1991, were enacted. It is not possible to predict whether any such legislation will be enacted.

  Philip Morris U.S.A. believes, and it has been so advised by counsel, that it has a number of valid defenses to all smoking and health cases, including, but not limited to, those defenses based on preemption under the Supreme Court decision referred to above. All such cases are, and will continue to be, vigorously defended. It is not possible to predict the outcome of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably to Philip Morris U.S.A. An unfavorable outcome of a pending action could encourage the commencement of additional similar litigation. Reference is made to note 15 to the Company's consolidated financial statements, incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1993.

  Philip Morris U.S.A. has been advised that there is a grand jury investigation being conducted by the U.S. Attorney for the Eastern District of New York which is looking into possible violations of criminal law in connection with activities relating to the Council for Tobacco Research - USA, Inc., of which Philip Morris U.S.A. is a sponsor. The outcome of this investigation cannot be predicted.

  Philip Morris U.S.A. has received a Civil Investigative Demand from the Antitrust Division of the United States Department of Justice in an investigation of possible joint activity among United States manufacturers in the production and sale of cigarettes, including possible joint activity to limit new product development. The outcome of this investigation cannot be predicted.

Distribution, Competition and Raw Materials

  Philip Morris U.S.A. sells its tobacco products principally to wholesalers (including distributors), large retail organizations, vending machine operators and the armed services. Subsidiaries and affiliates of Philip Morris International and their licensees market cigarettes and other tobacco products worldwide, directly or through export sales organizations and other entities with which they have contractual arrangements.

  The market for tobacco products is highly competitive, with product quality, price, marketing and packaging constituting significant methods of competition. Promotional activities include, in certain instances, allowances, the use of incentive items, price reductions and other discounts. This highly competitive market, and Philip Morris U.S.A.'s 1993 initiatives therein, are more fully described in "Tobacco Products--Domestic Tobacco Products" above and in the MD&A. The tobacco products of the Company's subsidiaries, affiliates and their licensees are extensively advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in many other countries.

  Philip Morris U.S.A. and Philip Morris International's subsidiaries and affiliates and their licensees purchase domestic burley and flue cured leaf tobaccos of various grades and types each year, primarily at domestic auction. In addition, oriental tobacco and certain other tobaccos are purchased outside the United States. The tobacco is then graded, cleaned, stemmed and redried prior to its storage for aging up to three years. Large quantities of leaf tobacco inventory are maintained to support cigarette manufacturing requirements. Tobacco is an agricultural commodity subject to United States government controls, including the tobacco price support and production adjustment programs administered by the United States Department of Agriculture (the "USDA").

  As of January 1, 1994, legislation became effective requiring, subject to financial penalties, the use of at least 75% American-grown tobacco, which is more expensive than imported tobacco, in cigarettes manufactured in the United States. Due to the high content of American-grown tobacco (approximately 65% in 1993) used in Philip Morris U.S.A.'s products and those exported by subsidiaries of Philip Morris International, this new requirement is not expected to have a material adverse effect on the results of operations of Philip Morris U.S.A. or Philip Morris International.

FOOD PRODUCTS

  KGF's reporting and management structure currently comprises Kraft General Foods North America, Kraft Foodservice and Kraft General Foods International. Kraft General Foods North America currently has four operating units: (i) General Foods USA, responsible for General Foods United States packaged grocery products, coffee, cereal, beverage and certain frozen foods businesses; (ii) Kraft USA, responsible for Kraft United States dry grocery foods, refrigerated foods (principally dairy products), certain frozen foods and the processed meat and poultry products businesses of Oscar Mayer Foods; (iii) Kraft Food Ingredients, responsible for United States food ingredients businesses; and (iv) Kraft General Foods Canada, responsible for all General Foods and Kraft Canadian businesses. Kraft Foodservice is responsible for United States foodservice businesses. Kraft General Foods International is responsible for all of the Company's food, coffee and confectionery businesses outside the United States, Canada and Latin America.

Kraft General Foods North America

  General Foods USA. General Foods USA's principal products include ready-to-eat cereals, coffee and other beverages, dinners, desserts and bakery products. It is one of the largest processors and marketers of packaged grocery products in the United States and is the largest processor and marketer of coffee in the United States. Its principal brands include Maxwell House, Yuban, Sanka, Brim and Maxim coffees, General Foods international coffees, Jell-O desserts, Post and Nabisco ready-to-eat cereals, Log Cabin syrups, Kool-Aid, Tang, Crystal Light, Country Time and Capri Sun beverages, Entenmann's and Freihofer's bakery products, including the Entenmann's fat free and cholesterol free bakery line, Oroweat specialty breads, Minute rice, Stove Top stuffing mix, Shake'n Bake coatings, Good Seasons salad dressing mixes, Lender's frozen bagels and Cool Whip toppings. In January 1993, KGF completed its acquisition of the ready-to-eat cold cereals business of RJR Nabisco Holdings Corp.

  Kraft USA. Kraft USA's principal products include cheese and related products, vegetable oil-based products, such as salad dressings, margarine and related products, barbecue sauce, confections, cultured dairy products, frozen pizza, meat and poultry products and packaged pasta dinners. It is one of the largest processors and marketers of processed meat and poultry products, cheese and cheese products and salad dressings in the United States and also processes and markets mayonnaise products and certain frozen food products. In addition to Kraft, its principal brands include Velveeta, Cracker Barrel and rondele cheese products, Miracle Whip salad dressing, Philadelphia Brand cream cheese, Cheez Whiz cheese spread, Seven Seas pourable dressings, Parkay margarine, Bull's-Eye barbecue sauces, Di Giorno pastas, sauces and cheeses, The Budget Gourmet frozen entrees, side dishes and dinners, Light n' Lively, Knudsen and Breakstone's cultured dairy products, Tombstone and Jack's frozen pizzas, Oscar Mayer luncheon meats, hot dogs, bacon, ham and other meat products, Louis Rich luncheon meats, poultry franks, turkey bacon and other poultry products, Lunchables lunch combinations and Claussen pickles. During 1993, KGF sold its United States frozen desserts and frozen vegetables businesses.

  Kraft Food Ingredients. Kraft Food Ingredients manufactures certain private label products as well as a variety of industrial food products for sale to other food processors, which products include edible oils, shortenings, whey products, nondairy creamers, confection products, cheese flavorings, seasonings and cheese analogs. In 1993, Kraft Food Ingredients discontinued its manufacture and marketing of commodity oils while retaining its higher margin value-added oil products business.

  Kraft General Foods Canada. Kraft General Foods Canada is responsible for manufacturing and marketing packaged grocery, coffee and cheese products. Major brand names include Kraft, Miracle Whip, Philadelphia Brand, Jell-O, Post, Nabisco (ready-to-eat cereals), Kool-Aid, Baker's, Tang, Parkay, Cool Whip, Sanka, Maxwell House, Nabob and Magic Moments. The Canadian foodservice business markets coffee, salad dressings and other Kraft General Foods Canada products to restaurants, airlines, schools and other institutions. In 1993, Kraft General Foods Canada acquired Nabob Foods Limited, a manufacturer of coffee and other packaged goods.

Kraft Foodservice

  Kraft Foodservice consists of United States foodservice businesses. Kraft Foodservice is the second largest broadline distributor of foodservice products, including food products and supplies manufactured by Kraft General Foods North America and other suppliers, in the United States.

Kraft General Foods International

  Kraft General Foods International is responsible for manufacturing and marketing a wide variety of coffee, confectionery, cheese, packaged grocery and processed meat products in Europe and the Asia/Pacific region, and for the Company's international foodservice business. International brands include a wide variety of the products sold by General Foods USA and Kraft USA, as well as Milka, Tobler, Toblerone, Suchard, Freia, Marabou, Diam, Estrella, Callard & Bowser, Terry's, Splendid and Cote d'Or confections, Carte Noire, Gevalia, Grand'Mere, HAG, Jacobs Cafe, Jacobs Kronung, Jacques Vabre, Night & Day and Saimaza coffees, Negroni and Simmenthal meats, Miracoli pasta dinners, Dairylea process cheese, Vegemite sandwich spread and Hollywood chewing gum. The international foodservice business markets cheese, coffee and grocery products to restaurants, airlines, schools and other institutions.

  In 1993, a subsidiary of KGF completed its acquisition of Freia Marabou a.s, a Scandinavian confectionery and snack food company. In addition, KGF acquired The Terry's Group, a United Kingdom confectionery company, and companies in Poland, the Czech Republic, Lithuania, Bulgaria and China.

  In Latin America, certain subsidiaries of Philip Morris International manufacture and market a wide variety of food products, including a number of the products sold by General Foods USA and Kraft USA, as well as Kibon ice cream and Suchard confections.

Distribution, Competition and Raw Materials

  Sales of products of General Foods USA, Kraft USA and Kraft General Foods Canada are generally made on the basis of orders by supermarket chains, wholesalers, club stores, mass merchandisers, distributors and individual stores. Substantially all products are distributed through retail food outlets, including club stores and mass merchandisers. Dry grocery products are shipped to, or picked up by, customers from plants and distribution centers or shipped to customers from a number of satellite warehouses and other facilities. Frozen and refrigerated products are shipped from manufacturing locations and from intermediate company-operated and public cold storage facilities. Fresh baked goods are delivered daily to depots and then distributed to the retail trade. Selling efforts are assisted by national and regional advertising on television and radio and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. The products of Kraft Food Ingredients are distributed to food processors, foodservice operators and distributors and retail food stores. Sales are made primarily through the Kraft Food Ingredients sales force and, in some instances, independent brokers. Kraft Food Ingredients maintains warehouse and distribution centers at each of its main manufacturing facilities.

  Local foodservice distribution centers support the operations of Kraft Foodservice. Each Kraft Foodservice distribution center has a warehouse, sales office and fleet of trucks to distribute products to customers in its sales regions.

  Products of Kraft General Foods International are sold primarily through sales offices and agents abroad. The majority of the sales of this operating unit are derived from Europe. European regional distribution is coordinated from its headquarters offices located in Zurich, Switzerland and through facilities located throughout Europe. The Asia/Pacific area operations are headquartered in Hong Kong. KGF operations outside of the United States and Canada are directed from the Kraft General Foods International headquarters in Rye Brook, New York. Advertising is tailored by product and country to reach targeted audiences.

  KGF is subject to highly competitive conditions in virtually all aspects of its business. Competitors include large national and international companies and numerous local and regional companies. Its food products also compete with generic products and private label products of food retailers, wholesalers and cooperatives. KGF competes primarily on the basis of product quality, service, marketing, advertising and price.

  KGF is a major purchaser of milk, cheese, green coffee beans, poultry, meat cuts, wheat, cocoa, rice, eggs, shortening, vegetable oil, aspartame, flour, fruits and berries, sugar, corn syrup, herbs and spices and tomato products. KGF continuously monitors worldwide supply and cost trends of these commodities to enable it to take appropriate action to obtain ingredients needed for production.

  KGF purchases all of its milk requirements from outside sources, principally from cooperatives and individual producers and a substantial part of its cheddar cheese requirements from outside sources, principally cooperatives and independent cheese processors, all pursuant to both contractual relationships and informal arrangements. The prices for United States milk purchases are substantially influenced by the floor prices established by the milk price support program administered by the USDA. The prices paid for cheese in the United States are based upon or substantially influenced by weekly quotations on the National Cheese Exchange in Green Bay, Wisconsin. See "Regulation" below.

  The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products.

  The price paid for poultry (turkey) and meat cuts (pork, beef, turkey and chicken), the principal raw materials used in manufacturing Oscar Mayer and Louis Rich branded products, is the major factor in the cost of these products. Poultry and meat prices are affected by market demand and supply. Meats for Oscar Mayer processed products are provided primarily by bulk market purchases.

  KGF is also a major user of packaging materials purchased from many suppliers.

  The prices paid for food product raw materials generally reflect external forces, among which weather conditions and commodity market activities are significant. Although the prices of the principal raw materials required by KGF can be expected to fluctuate as a result of government actions and/or market forces (which would directly affect the cost of products and value of inventories), such materials are generally in adequate supply and available from numerous sources.

Regulation

  Almost all of KGF's United States food products (and packaging materials therefor) are subject to regulations administered by the Food and Drug Administration (the "FDA"), or, with respect to products containing meat and poultry, the USDA. Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated foods, establishes ingredients and/or manufacturing procedures for certain standard foods, establishes standards of identity for food, determines the safety of food substances and establishes labelling standards for food products. FDA regulations may, in certain instances, affect the ability of KGF's United States operating units to develop and market new products and to utilize technological innovations in the processing of existing products. The Nutrition Labelling and Education Act of 1991 (the "NLEA") mandates nutrition labelling on a majority of the food products packaged for sale in the United States. In January 1993, the FDA adopted rules and regulations under the NLEA, including rules requiring extensive re-labelling of virtually all of the products of General Foods USA and Kraft USA. Similar rules and regulations have been adopted by the USDA to cover meat and poultry products. The effective date for the new requirements is May 1994. Management believes that compliance with the new requirements will not have a material adverse impact on the Company's results of operations.

  In addition, various states regulate the business of KGF's United States operating units by licensing dairy plants, enforcing federal and state standards of identity for food, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labelling requirements on food products.

  The prices paid for grade-A raw milk in the United States are controlled in most areas by Federal Milk Marketing Orders or state regulatory agencies. Such orders and agencies establish basic minimum prices, with adjustments based upon usage and geographic location. In some areas, prices for raw milk also include additional premiums charged by suppliers. In addition, the USDA sets a support price, which serves as a floor for the price at which the Commodity Credit Corporation (the "CCC"), an arm of the USDA, will purchase cheese, butter and milk powder. From time to time, KGF (as well as other cheese producers) sells excess cheese production to the CCC.


  Almost all of the activities of Kraft General Foods International and Kraft General Foods Canada are subject to the same kinds of regulation as KGF's United States businesses. Each of the operations and locations of these units is subject to local and national and, in some cases, international (such as the European Community) regulatory provisions. The rules and regulations relate to labelling, packaging, food content, pricing, marketing and advertising and related areas.

BEER

Products

  Miller's major brands are Miller Lite, which was the largest selling reduced-calorie beer and second largest selling brand in the United States in 1993; Miller High Life, which, in 1993, was repositioned as a near-premium beer in 40 states by reducing its price; Miller Genuine Draft, which is one of the fastest growing premium beers in the United States; Meister Brau and Milwaukee's Best, sold in the below-premium segment of the United States market; Lowenbrau, brewed and sold in the United States under a license agreement with Lowenbrau Munchen AG; Sharp's, a brewed non-alcohol beverage; and Miller Reserve, a super-premium beer introduced in 1992. Miller Lite, Miller Genuine Draft, Milwaukee's Best and Miller High Life are among the top ten selling beers in the United States. Shipment volume of Miller beer and brewed non-alcohol beverages (including exports) increased 4.3% in 1993 compared with 1992. This increase resulted principally from the acquisition of Molson Breweries U.S.A., Inc. and higher volumes for Miller High Life and Miller Genuine Draft. In 1993, Miller High Life shipments, in aggregate, increased 11.0%, as a result of being repositioned as a near-premium beer in 40 states. Miller shipments in the premium segment (excluding Miller High Life) were up .6%, reflecting volume growth in Miller Genuine Draft, partially offset by declines in Miller Lite. Shipments in the below-premium segment were down .9%.

  The following table sets forth, based on shipments, the industry's sales of beer and brewed non-alcohol beverages as estimated by Miller, Miller's unit sales and its share of industry sales:

    YEARS ENDED                                                    MILLER'S SHARE
    DECEMBER 31                          INDUSTRY       MILLER      OF INDUSTRY
    -----------                        -------------  ------------ --------------
                                       (IN THOUSANDS OF BARRELS)        (%)
     1993.............................    197,966        44,024         22.2
     1992.............................    197,253        42,145         21.4
     1991.............................    196,156        43,556         22.2

  In 1993, Miller acquired a 20% equity interest in Canada's Molson Breweries and all of the United States import operations of Molson Breweries U.S.A., Inc., including United States marketing and distribution rights for Molson brands.

Distribution, Competition and Raw Materials

  Beer products are distributed primarily through independent beer wholesalers. The United States malt beverage industry is highly competitive, with the principal methods of competition being product quality, price, distribution, marketing and advertising. Miller engages in a wide variety of advertising and sales promotion activities. Barley, hops, corn and water represent the principal ingredients used in manufacturing Miller's beer products and are generally available in the market. The production process, which includes fermentation and aging periods, is conducted throughout the year and at any one time Miller has on hand only a small quantity of finished products. Containers (bottles, cans and kegs) for beer products are purchased from various suppliers.

Regulation

  The Alcoholic Beverage Labeling Act of 1988 requires all alcoholic beverages manufactured for sale in the United States to include the following warning statement on containers: GOVERNMENT WARNING: (1) According to the Surgeon General, women should not drink alcoholic beverages during pregnancy because of the risk of birth defects; (2) Consumption of alcoholic beverages impairs your ability to drive a car or operate machinery and may cause health problems. The statute empowers the Bureau of Alcohol, Tobacco and Firearms (the "BATF") to promulgate regulations to prescribe the size and format of the warning. The BATF has published a notice in the Federal Register seeking information which will enable the BATF to report to Congress as to whether the wording of the warning statement should be amended. In addition, various legislative and regulatory proposals to prohibit or restrict the advertising and marketing of alcoholic beverages are being considered. Such warning statement requirements and any restrictions on advertising and marketing, if enacted, could have an adverse impact on Miller's sales, but it is not possible to predict their long-term effects or whether such additional restrictions will be enacted.

  The federal excise tax is 32 cents per package of six 12-ounce containers. Excise taxes, sales taxes and other taxes affecting beer are also levied by various states, counties and municipalities. In the opinion of management, the federal excise tax, which doubled in 1991, has had and could continue to have an adverse effect on sales.

FINANCIAL SERVICES AND REAL ESTATE

  Philip Morris Capital Corporation ("PMCC") invests in leveraged and single-investor leases and other tax-oriented financing transactions and third-party financial instruments and also engages in various financing activities for customers and suppliers of the Company's other subsidiaries. Total assets increased to $5.7 billion at year-end 1993 as compared to $5.3 billion at year-end 1992, reflecting among other things the net investment of an additional $70 million in finance assets and limited partnerships and $150 million of unrealized appreciation on securities available for sale recognized pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," adopted effective December 31, 1993.

  Mission Viejo Company ("Mission Viejo"), a wholly-owned subsidiary of PMCC, is engaged principally in land planning, development and sales in southern California and in the Denver, Colorado area.

CUSTOMERS

  None of the Company's business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the Company's results of operations.

EMPLOYEES

  At December 31, 1993, the Company employed approximately 173,000 people worldwide.

TRADEMARKS

  Trademarks are of material importance to all three of the Company's consumer products businesses and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

ENVIRONMENTAL REGULATION

  The Company and its subsidiaries are subject to various federal, state and local laws and regulations and involved in proceedings thereunder concerning the discharge of materials into the environment or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and

Liability Act (commonly known as "Superfund"). In 1993, subsidiaries (or former subsidiaries) of the Company were parties to approximately 134 proceedings involving potential liability under Superfund and for other environmental project clean-up costs. The Company and its subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Compliance with such laws and regulations, including the payment of any monetary sanctions resulting from governmental proceedings, and the making of such expenditures are not expected to have a material adverse effect on the Company's results of operations, capital expenditures or competitive position.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  The amounts of operating revenues, operating profit and identifiable assets attributable to each of the Company's geographic regions and the amount of export sales from the United States for each of the last three fiscal years are set forth in note 11 to the Company's consolidated financial statements incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1993.

  KGF, Miller and subsidiaries of Philip Morris International export coffee products, grocery products, cheese, processed meats, beer, tobacco and tobacco related products. In 1993 the value of all exports from the United States by these subsidiaries amounted to approximately $4.5 billion.

ITEM 2. PROPERTIES.

TOBACCO PRODUCTS

  Philip Morris U.S.A. owns nine tobacco manufacturing and processing facilities -- six in the Richmond, Virginia area, two in Louisville, Kentucky and one in Cabarrus County, North Carolina. Philip Morris U.S.A. owns or leases other premises and facilities, including an operations center, a research and development facility and various administrative facilities in Richmond and an engineering center in York County, Virginia. Subsidiaries and affiliates of Philip Morris International own or lease cigarette manufacturing facilities in 28 countries outside the United States.

FOOD PRODUCTS

  The Company's subsidiaries have 122 manufacturing and processing facilities, 560 distribution centers and depots and 250 various other facilities in the United States, as well as 119 foreign manufacturing and processing facilities in 30 countries and various distribution and other facilities outside the United States. All significant plants and properties used for production of food products are owned, although the majority of the domestic distribution centers and depots are leased.

BEER

  Miller currently owns and operates eight breweries, located in Milwaukee, Wisconsin; Fulton, New York (scheduled to close in 1994); Fort Worth, Texas; Eden, North Carolina; Albany, Georgia; Irwindale, California; Trenton, Ohio; and Chippewa Falls, Wisconsin. Miller owns a malting facility, a hops conversion facility and a can and bottle carrier facility. Miller owns six distributorships and owns or leases warehouses in several locations. During 1993, Miller sold its can manufacturing plants and, in February 1994, entered into an agreement to sell its glass-making plant.

GENERAL

  The plants and properties owned and operated by the Company's subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs. In the fourth quarter of 1993, the Company provided for the costs of restructuring its worldwide operations. The charge related primarily to the downsizing or closure of approximately 40 manufacturing and other facilities (including the Fulton, New York brewery noted above). Writedowns of such facilities included in the restructuring charge were $429 million, of which $141 million, $211 million and $77 million related to tobacco, food and beer facilities, respectively.

ITEM 3. LEGAL PROCEEDINGS.

  Reference is made to "Tobacco Products -- Smoking and Health and Related Matters" under Item 1 for a description of certain litigation relating to smoking and health, to note 15 to the Company's consolidated financial statements, incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1993, for a description of certain pending purported shareholder class actions and to "Environmental Regulation" under Item 1 for a description of certain proceedings relating to environmental compliance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.
                               ----------------

EXECUTIVE OFFICERS OF THE COMPANY

  The following are the executive officers of the Company as of March 1, 1994
(a):

          NAME                                     OFFICE                           AGE
          ----                                     ------                           ---
Michael A. Miles........ Chairman of the Board and Chief Executive Officer           54
William Murray.......... President and Chief Operating Officer                       58
Geoffrey C. Bible....... Executive Vice President, Worldwide Tobacco                 56
John M. Keenan.......... President and Chief Executive Officer of Kraft General
                          Foods International                                        57
John N. MacDonough...... Chairman and Chief Executive Officer of Miller              50
Richard P. Mayer........ Chairman and Chief Executive Officer of Kraft General
                          Foods North America                                        53
Hans G. Storr........... Executive Vice President and Chief Financial Officer;
                          Chairman and Chief Executive Officer of PMCC               62
Murray H. Bring......... Senior Vice President and General Counsel                   59
Craig L. Fuller......... Senior Vice President                                       43
Marc S. Goldberg........ Senior Vice President                                       50
John J. Tucker.......... Senior Vice President                                       53
Dede Thompson Bartlett.. Vice President and Secretary                                50
Bruce S. Brown.......... Vice President                                              54
George R. Lewis......... Vice President and Treasurer                                52
Kathleen M. Linehan..... Vice President                                              43
Katherine P. Wickham.... Vice President and Controller                               45

- --------
(a) Set forth as part of Part I pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

  All of the above-mentioned officers, with the exception of Messrs. MacDonough, Mayer and Fuller and Mrs. Bartlett, have been employed by the Company in various capacities during the past five years. Mr. MacDonough was Vice President, Brand Management of Anheuser-Busch, Inc. from 1989 to 1990, Executive Vice President, Marketing of Anheuser-Busch International, Inc. from 1991 until September 1992, when he became President and Chief Operating Officer of Miller. He assumed his current position in September 1993. Mr. Mayer was Chairman of the Board and Chief Executive Officer of Kentucky Fried Chicken Corporation from 1982 until July 1989, when he became President of General Foods USA. He assumed his current position in April 1991. Mr. Fuller was Chief of Staff for then Vice President George Bush from 1985 to 1989. In 1989, he joined Wexler, Reynolds, Harrison & Schule, Inc. and became its President. In 1990, after Wexler, Reynolds, Harrison & Schule, Inc. merged with Hill and Knowlton, he held a succession of positions with Hill and Knowlton and became President and Chief Executive Officer of Hill and Knowlton USA in October 1991. He assumed his present position in January 1992. Mrs. Bartlett was President and Director of The Mobil Foundation from 1984 to 1987, Corporate Secretary and Secretary to the Board of Directors of Mobil Corporation from 1987 to 1990 and a consultant on board of director issues, corporate governance and public affairs from 1990 to 1991. She assumed her current position in December 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM 6. SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information called for by Items 5, 6 and 7 is hereby incorporated by reference to the following captioned paragraphs (at the pages indicated) in the Company's annual report to stockholders for the year ended December 31, 1993 and made a part hereof:

                                                                        PAGES IN
                                                                         ANNUAL
   ITEM               PARAGRAPH CAPTION IN ANNUAL REPORT                 REPORT
   ----               ----------------------------------                --------
    5   Quarterly Financial Data (Unaudited)..........................      43
    5   Short-Term Borrowings and Borrowing Arrangements..............      34
    6   Selected Financial Data.......................................      26
    7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................   20-25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information called for by this Item is hereby incorporated by reference to the Company's annual report to stockholders for the year ended December 31, 1993 as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 43 and in the Index to Consolidated Financial Statements and Schedules (see Item 14) and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by Items 10, 11, 12 and 13 is hereby incorporated by reference to the Company's definitive proxy statement in connection with its annual meeting of stockholders to be held on April 21, 1994, filed with the Securities and Exchange Commission and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Index to Consolidated Financial Statements and Schedules

                                                             REFERENCE
                                                   -----------------------------
                                                     FORM 10-K    ANNUAL REPORT
                                                   ANNUAL REPORT TO STOCKHOLDERS
                                                       PAGE           PAGE
                                                   ------------- ---------------
   Data incorporated by reference to the
    Company's annual report to stockholders for
    the year ended December 31, 1993:
     Consolidated Balance Sheets at December 31,
      1993 and 1992                                     --           28 - 29
     Consolidated Statements of Earnings for the
      years ended December 31, 1993, 1992 and
      1991.......................................       --                30
     Consolidated Statements of Stockholders' Eq-
      uity for the years ended December 31, 1993,
      1992 and 1991..............................       --                32
     Consolidated Statements of Cash Flows for
      the years ended December 31, 1993, 1992 and
      1991.......................................       --           30 - 31
     Notes to Consolidated Financial Statements..       --           33 - 43
     Report of Independent Accountants...........       --                44
   Data submitted herewith:
     Report of Independent Accountants...........      S-1               --
     Financial Statement Schedules:
       VII-- Guarantees of Securities of Other
               Issuers...........................      S-2               --
       VIII-- Valuation and Qualifying Accounts..      S-3               --
       IX-- Short-Term Borrowings ...............      S-4               --
       X-- Supplementary Income Statement Informa-
         tion....................................      S-5               --

  Schedules other than those listed above have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

  (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K, dated November 24, 1993 in connection with restructuring charges and the adoption of SFAS No. 112 during the last quarter of the period for which this Report is filed.

  (c) The following exhibits are filed as part of this Report (Exhibit Nos. 10.1-10.24 are management contracts, compensatory plans or arrangements):

    1.1.   Form of Underwriting Agreement, including form of terms agreement.
    1.2.   Form of First Amendment to Selling Agency Agreement.
    3.1.   Restated Articles of Incorporation of the Company. (1)
    3.2.   By-Laws, as amended, of the Company.
    4.1.   Plan of Exchange and Articles of Incorporation. (2)
    4.2.   Indenture between the Company and Bankers Trust Company, Trustee (Chemical
           Bank, Successor Trustee), dated as of December 1, 1985. (3)
    4.3.   Tripartite Agreement dated as of February 19, 1986 among the Company, Bank-
           ers Trust Company and Chemical Bank. (3)
    4.4.   First Supplemental Indenture dated as of August 1, 1986 to the Indenture dated as of December 1, 1985 between the Company and Chemical Bank, Succes-
           sor Trustee. (4)
    4.5.   Second Supplemental Indenture dated as of November 1, 1986 to the Indenture dated as of December 1, 1985 between the Company and Chemical Bank, Succes-
           sor Trustee. (4)
    4.6.   Amended and Restated Indenture, dated as of April 1, 1988 between the Com-
           pany and Chemical Bank, as Trustee. (5)
    4.7.   First Supplemental Indenture dated as of December 1, 1988 to the Amended and Restated Indenture, dated as of April 1, 1988, between the Company and
           Chemical Bank, as Trustee. (6)
    4.8.   Indenture dated as of August 1, 1990 between the Company and Chemical Bank,
           Trustee. (7)

     4.9.    First Supplemental Indenture dated as of February 1, 1991 to Indenture dat-
             ed as of August 1, 1990 between the Company and Chemical Bank, Trustee. (8)
     4.10.   Second Supplemental Indenture dated as of January 21, 1992 to Indenture dated as of August 1, 1990 between the Company and Chemical Bank, Trustee.
             (9)
     4.11.   5-Year Loan and Guaranty Agreement dated as of December 17, 1993 among the
             Company, the Banks named therein and Citibank, N.A., as Agent.
     4.12.   364-Day Loan and Guaranty Agreement dated as of December 17, 1993 among the
             Company, the Banks named therein and Citibank, N.A., as Agent.
     4.13.   Rights Agreement, dated as of October 25, 1989, between the Company and
             First Chicago Trust Company of New York. (10)
     4.14.   Copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed herewith because the aggregate amount of securities authorized under each of such other instru-
             ments is less than 10% of the consolidated assets of the Company and its subsidiaries. The Company hereby agrees that it will furnish to the Securi-
             ties and Exchange Commission a copy of each such other instrument upon the
             Commission's request.
    10.3.    Financial Counseling Program of Philip Morris Incorporated and the Company.
             (11)
    10.4.    Philip Morris Benefit Equalization Plan, as amended. (11)
    10.5.    Amendments, as of October 25, 1989, to the Philip Morris Benefit Equaliza-
             tion Plan, as amended. (10)
    10.6.    Automobile Policy of Philip Morris Incorporated and the Company. (11)
    10.8.    Pension Plan for Directors of the Company, effective July 1, 1989, as amended. (1)
    10.9.    1982 Stock Option Plan, as amended. (11)
    10.10.   The Philip Morris 1987 Long Term Incentive Plan, as amended. (12)
    10.12.   Form of Executive Master Trust between the Company, Chemical Bank and Handy
             Associates. (10)
    10.13.   Agreement, dated October 12, 1987, between the Company and Murray H. Bring, as amended.
    10.14.   Agreement, dated November 1, 1989, between the Company and Murray H. Bring.
             (10)
    10.17.   Deferred Incentive Payment Agreement between the Company and Michael A.
             Miles, dated March 8, 1989. (13)
    10.18.   Amendment, dated November 1, 1989, to the Deferred Incentive Payment Agree-
             ment between the Company and Michael A. Miles, dated March 8, 1989. (10)
    10.19.   Agreement, dated November 1, 1989, between the Company and Michael A.
             Miles. (10)
    10.20.   Form of Employment Agreement between the Company and its executive offi-
             cers. (10)
    10.22.   Supplemental Management Employees' Retirement Plan of the Company, as
             amended. (12)
    10.23.   The Philip Morris 1992 Incentive Compensation and Stock Option Plan. (14)
    10.24.   1992 Compensation Plan for Non-Employee Directors, as amended. (4)
    12.      Statements re computation of ratios.
    13.      Pages 20-44 of the Company's annual report to stockholders for the year ended December 31, 1993, but only to the extent set forth in Items 1, 5, 6,
             7, 8 and 14 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company's annual report to stockholders for the year ended December 31, 1993 is not to be deemed "filed" as part of this Report.
    21.      Subsidiaries of the Company.
    23.      Consent of independent accountants.
    24.      Powers of attorney.

- --------
 (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
 (2) Incorporated by reference to the Company's Registration Statement on Form S-14 (No. 2-96149) dated March 1, 1985.

 (3) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-6525) dated June 13, 1986.
 (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
 (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-21033) dated April 7, 1988.
 (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-25906) dated December 8, 1988.
 (7) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990.
 (8) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991.
 (9) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992.
(10) Incorporated by reference to the Company's Current Report on Form 8-K dated November 8, 1989.
(11) Incorporated by reference to the Company's Registration Statement on Form 8-B dated July 1, 1985.
(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.
(13) Incorporated by reference to the Company's Form SE dated March 30, 1989, constituting a part of the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
(14) Incorporated by reference to the Company's Proxy Statement in connection with its annual meeting of stockholders held on April 23, 1992, filed on March 12, 1992.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Philip Morris Companies Inc.

                                                 /s/  Michael A. Miles
Date: March 16, 1994                      By:_________________________________
                                                      (Michael A. Miles,
                                                      Chairman of the Board)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

              SIGNATURE                         TITLE                  DATE

        /s/  Michael A. Miles
____________________________________     Director, Chairman      March 16, 1994
                                          of the Board and
             (Michael A. Miles)           Chief Executive
                                          Officer

     /s/  Hans G. Storr
____________________________________     Director,               March 16, 1994
                                          Executive Vice
          (Hans G. Storr)                 President and
                                          Chief Financial
                                          Officer

     /s/  Katherine P. Wickham
____________________________________     Vice President and      March 16, 1994
                                          Controller
          (Katherine P. Wickham)

*Elizabeth E. Bailey, Murray H.
 Bring, Harold Brown, Jose Antonio
 Cordido-Freytes, William H.
 Donaldson, Paul W. Douglas, Jane
 Evans, Robert E. R. Huntley, Hamish
 Maxwell, T. Justin Moore, Jr.,
 Rupert Murdoch, William Murray,
 John D. Nichols, Richard D.
 Parsons, Roger S. Penske, John S.
 Reed, John M. Richman, Stephen M.
 Wolf,
                                         Directors

          /s/  Hans G. Storr                                     March 16, 1994
*By_________________________________
               (Hans G. Storr
               Attorney-in-fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

  Our report on our audits of the consolidated financial statements of Philip Morris Companies Inc. has been incorporated by reference in this Form 10-K from the 1993 annual report to stockholders of Philip Morris Companies Inc. and appears on page 44 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in Item 14(a) on page 15 of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                          /s/ Coopers & Lybrand
                                          Coopers & Lybrand
New York, New York
January 24, 1994

                 PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES

           SCHEDULE VII -- GUARANTEES OF SECURITIES OF OTHER ISSUERS
                            AS OF DECEMBER 31, 1993
                                 (IN MILLIONS)

      COL. A               COL. B            COL. C (a)            COL. F
  --------------        ------------ -------------------------- ------------
                                               AMOUNT
  NAME OF ISSUER          TITLE OF
   OF SECURITIES         SECURITIES                              NATURE OF
    GUARANTEED           GUARANTEED  GUARANTEED AND OUTSTANDING  GUARANTEE
  --------------        ------------ -------------------------- ------------
Consumer Products:
 Compagnie              (pounds)610             $909            Guarantee of
  Financiere            million                                 principal
  Richemont AG          10 1/4%                                 and interest
                        Sterling
                        Notes
                        maturing in
                        1994

 Other (b)              Various                 $ 23            Primarily
                        notes                                   guarantees
                                                                of principal
                                                                and interest
Financial Services and
 Real Estate:
 Various special-       Various                 $130            Primarily
  purpose municipal     letters of                              guarantees
  districts             credit                                  of principal
  established in        supporting                              and 210 days
  connection with the   long-term                               of interest
  development of        bonds issued
  Highlands Ranch       by such
  properties of         districts
  Mission Viejo
  Company in Douglas
  County, Colorado

- --------
Notes:

  (a) None of the above securities were owned by the Company, held in treasury of the applicable issuer, or in default. Accordingly, columns D, E and G have been omitted from this Schedule.
  (b) Primarily former subsidiaries of the Company.

                 PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN MILLIONS)

         COL. A            COL. B          COL. C           COL. D     COL. E
         ------          ---------- --------------------- ---------- ----------
                                          ADDITIONS
                                    ---------------------
                                       (1)        (2)
                         BALANCE AT CHARGED TO CHARGED TO            BALANCE AT
                         BEGINNING  COSTS AND    OTHER                 END OF
      DESCRIPTION        OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS   PERIOD
      -----------        ---------- ---------- ---------- ---------- ----------
                                                  (a)        (b)
1993:
Consumer Products:
  Allowance for dis-
   counts...............    $ 23       $572       $ --       $577       $ 18
  Allowance for doubtful
   accounts.............     157         35          2         41        153
  Allowance for returned
   goods................       7        134         --        137          4
                            ----       ----       ----       ----       ----
                            $187       $741       $  2       $755       $175
                            ====       ====       ====       ====       ====
Financial Services and
 Real Estate:
  Provision for losses..    $ 94       $ --       $ --       $ --       $ 94
                            ====       ====       ====       ====       ====
1992:
Consumer Products:
  Allowance for dis-
   counts...............    $ 23       $585       $ --       $585       $ 23
  Allowance for doubtful
   accounts.............     133         40         26         42        157
  Allowance for returned
   goods................       6         55         --         54          7
                            ----       ----       ----       ----       ----
                            $162       $680       $ 26       $681       $187
                            ====       ====       ====       ====       ====
Financial Services and
 Real Estate:
  Provision for losses..    $ 81       $ 13       $ --       $ --       $ 94
                            ====       ====       ====       ====       ====
1991:
Consumer Products:
  Allowance for dis-
   counts...............    $ 22       $550       $ --       $549       $ 23
  Allowance for doubtful
   accounts.............     164         46          2         79(c)     133
  Allowance for returned
   goods................      10         41         --         45          6
                            ----       ----       ----       ----       ----
                            $196       $637       $  2       $673       $162
                            ====       ====       ====       ====       ====
Financial Services and
 Real Estate:
  Provision for losses..    $ 49       $ 32       $ --       $ --       $ 81
                            ====       ====       ====       ====       ====

- --------
Notes:
  (a) Related to acquisitions.
  (b) Represents charges for which allowances were created.
  (c) Includes adjustments to Jacobs Suchard acquisition balance sheet of $11 million.

                 PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN MILLIONS)

         COL. A            COL. B    COL. C    COL. D      COL. E      COL. F
         ------            ------    ------    ------      ------      ------
                                    WEIGHTED                          WEIGHTED
                                    AVERAGE    MAXIMUM     AVERAGE    AVERAGE
                                    INTEREST   AMOUNT      AMOUNT     INTEREST
                         BALANCE AT RATE AT  OUTSTANDING OUTSTANDING    RATE
 CATEGORY OF AGGREGATE     END OF    END OF  DURING THE  DURING THE  DURING THE
 SHORT-TERM BORROWINGS     PERIOD    PERIOD    PERIOD      PERIOD      PERIOD
 ---------------------   ---------- -------- ----------- ----------- ----------
                            (a)                              (b)        (c)
1993:
Consumer Products:
  Bank loans............   $  276     9.3%     $  276      $  211      10.1%
  Commercial paper......    2,288     3.4%      4,949       3,752       3.2%
  Amount reclassified to
   long-term debt.......   (2,296)
                           ------
                           $  268
                           ======
Financial Services and
 Real Estate:
  Commercial paper......   $  929     3.3%     $  932      $  813       3.1%
                           ======
1992:
Consumer Products:
  Bank loans............   $  158     7.6%     $  338      $  201       9.2%
  Commercial paper......    1,190     3.5%      2,698       1,528       4.1%
                           ------
                           $1,348
                           ======
Financial Services and
 Real Estate:
  Commercial paper......   $  758     3.4%     $  911      $  683       3.7%
                           ======
1991:
Consumer Products:
  Bank loans............   $  338     8.9%     $1,661      $  577       9.4%
  Commercial paper......    1,686     5.4%      6,209       3,562       6.5%
  Amount reclassified to
   long-term debt.......   (1,510)
                           ------
                           $  514
                           ======
Financial Services and
 Real Estate:
  Commercial paper......   $  818     4.9%     $  885      $  723       6.0%
                           ======

- --------
Notes:
  (a) The Company's credit facilities include a revolving bank credit agreement which enables the Company to refinance short-term debt on a long-term basis. Accordingly, short-term borrowings at December 31, 1993 and 1991 intended to be refinanced were reclassified to long-term debt.
  (b) The average amount outstanding was computed primarily on a daily average basis.
  (c) The weighted average interest rate is based on the total interest incurred for the period divided by the average amount outstanding during the period and presented in Column E.

                 PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES
             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN MILLIONS)

                         COLUMN A                                COLUMN B
                         --------                          --------------------
                                                                CHARGED TO
                           ITEM                             COSTS AND EXPENSES
                           ----                            --------------------
                                                            1993   1992   1991
                                                           ------ ------ ------
1. Maintenance and repairs................................ $  927 $  964 $  948
2. Advertising costs (a).................................. $2,356 $2,419 $2,420

- --------
Note:
  (a) Advertising comprises public media and direct mail expenses only.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                    DESCRIPTION                                  PAGE NO.
- -------                                  -----------                                  --------
  1.1.   Form of Underwriting Agreement, including form of terms agreement.
  1.2.   Form of First Amendment to Selling Agency Agreement.
  3.1.   Restated Articles of Incorporation of the Company. (1)
  3.2.   By-Laws, as amended, of the Company.
  4.1.   Plan of Exchange and Articles of Incorporation. (2)
  4.2.   Indenture between the Company and Bankers Trust Company, Trustee (Chemical
         Bank, Successor Trustee), dated as of December 1, 1985. (3)
  4.3.   Tripartite Agreement dated as of February 19, 1986 among the Company, Bank-
         ers Trust Company and Chemical Bank. (3)
  4.4.   First Supplemental Indenture dated as of August 1, 1986 to the Indenture dated as of December 1, 1985 between the Company and Chemical Bank, Succes-
         sor Trustee. (4)
  4.5.   Second Supplemental Indenture dated as of November 1, 1986 to the Indenture dated as of December 1, 1985 between the Company and Chemical Bank, Succes-
         sor Trustee. (4)
  4.6.   Amended and Restated Indenture, dated as of April 1, 1988 between the Com-
         pany and Chemical Bank, as Trustee. (5)
  4.7.   First Supplemental Indenture dated as of December 1, 1988 to the Amended and Restated Indenture, dated as of April 1, 1988, between the Company and
         Chemical Bank, as Trustee. (6)
  4.8.   Indenture dated as of August 1, 1990 between the Company and Chemical Bank,
         Trustee. (7)
  4.9.   First Supplemental Indenture dated as of February 1, 1991 to Indenture dat-
         ed as of August 1, 1990 between the Company and Chemical Bank, Trustee. (8)
  4.10.  Second Supplemental Indenture dated as of January 21, 1992 to Indenture dated as of August 1, 1990 between the Company and Chemical Bank,
         Trustee. (9)
  4.11.  5-Year Loan and Guaranty Agreement dated as of December 17, 1993 among the
         Company, the Banks named therein and Citibank, N.A., as Agent.
  4.12.  364-Day Loan and Guaranty Agreement dated as of December 17, 1993 among the
         Company, the Banks named therein and Citibank, N.A., as Agent.
  4.13.  Rights Agreement, dated as of October 25, 1989, between the Company and
         First Chicago Trust Company of New York. (10)
  4.14.  Copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed herewith because the aggregate amount of securities authorized under each of such other instru-
         ments is less than 10% of the consolidated assets of the Company and its subsidiaries. The Company hereby agrees that it will furnish to the Securi-
         ties and Exchange Commission a copy of each such other instrument upon the
         Commission's request.
 10.3.   Financial Counseling Program of Philip Morris Incorporated and the
         Company. (11)
 10.4.   Philip Morris Benefit Equalization Plan, as amended. (11)
 10.5.   Amendments, as of October 25, 1989, to the Philip Morris Benefit Equaliza-
         tion Plan, as amended. (10)
 10.6.   Automobile Policy of Philip Morris Incorporated and the Company. (11)
 10.8.   Pension Plan for Directors of the Company, effective July 1, 1989, as amended. (1)
 10.9.   1982 Stock Option Plan, as amended. (11)
 10.10.  The Philip Morris 1987 Long Term Incentive Plan, as amended. (12)
 10.12.  Form of Executive Master Trust between the Company, Chemical Bank and Handy
         Associates. (10)
 10.13.  Agreement, dated October 12, 1987, between the Company and Murray H. Bring, as amended.
 10.14.  Agreement, dated November 1, 1989, between the Company and Murray H.
         Bring. (10)

EXHIBIT
  NO.                                    DESCRIPTION                                  PAGE NO.
- -------                                  -----------                                  --------
10.17.   Deferred Incentive Payment Agreement between the Company and Michael A.
         Miles, dated March 8, 1989. (13)
10.18.   Amendment, dated November 1, 1989, to the Deferred Incentive Payment Agree-
         ment between the Company and Michael A. Miles, dated March 8, 1989. (10)
10.19.   Agreement, dated November 1, 1989, between the Company and Michael A.
         Miles. (10)
10.20.   Form of Employment Agreement between the Company and its executive offi-
         cers. (10)
10.22.   Supplemental Management Employees' Retirement Plan of the Company, as
         amended. (12)
10.23.   The Philip Morris 1992 Incentive Compensation and Stock Option Plan. (14)
10.24.   1992 Compensation Plan for Non-Employee Directors, as amended. (4)
12.      Statements re computation of ratios.
13.      Pages 20-44 of the Company's annual report to stockholders for the year ended December 31, 1993, but only to the extent set forth in Items 1, 5, 6,
         7, 8 and 14 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company's annual report to stockholders for the year ended December 31, 1993 is not to be deemed "filed" as part of this Report.
21.      Subsidiaries of the Company.
23.      Consent of independent accountants.
24.      Powers of attorney.

- --------
 (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
 (2) Incorporated by reference to the Company's Registration Statement on Form S-14 (No. 2-96149) dated March 1, 1985.
 (3) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-6525) dated June 13, 1986.
 (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
 (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-21033) dated April 7, 1988.
 (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-25906) dated December 8, 1988.
 (7) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990.
 (8) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991.
 (9) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992.
(10) Incorporated by reference to the Company's Current Report on Form 8-K dated November 8, 1989.
(11) Incorporated by reference to the Company's Registration Statement on Form 8-B dated July 1, 1985.
(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.
(13) Incorporated by reference to the Company's Form SE dated March 30, 1989, constituting a part of the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
(14) Incorporated by reference to the Company's Proxy Statement in connection with its annual meeting of stockholders held on April 23, 1992, filed on March 12, 1992.