Form 10-Q
period 1994-03-31
PHILIP MORRIS COMPANIES INC
filed 1994-05-16
CIK 764180

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


                        Commission file number  1-8940


                         Philip Morris Companies Inc.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

          Virginia                                           13-3260245
________________________________________________________________________________
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 120 Park Avenue, New York, New York                        10017
________________________________________________________________________________
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (212)  880-5000
                                                  ______________________________

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X          No
                                         ________           ________

    At April 29, 1994, there were 871,317,178 shares outstanding of the registrant's common stock, par value $1 per share.

                         PHILIP MORRIS COMPANIES INC.



                               TABLE OF CONTENTS

                                                                        Page No.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets as at
               March 31, 1994 and December 31, 1993                      3 - 4

          Condensed Consolidated Statements of Earnings for the
               Three Months Ended March 31, 1994 and 1993                  5

          Condensed Consolidated Statements of Stockholders'
               Equity for the Year Ended December 31, 1993
               and the Three Months Ended March 31, 1994                   6

          Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1994 and 1993                7 - 8

          Notes to Condensed Consolidated Financial Statements           9 - 11

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                     12 - 17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                               18

Item 6.   Exhibits and Reports on Form 8-K.                                18

Signature                                                                  19

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                 Philip Morris Companies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                           (in millions of dollars)
                                  (Unaudited)


                                                March 31,  December 31,
                                                  1994        1993
                                                ---------  ------------
ASSETS
Consumer products
  Cash and cash equivalents                      $   209     $   182
  Receivables, net                                 4,769       3,982

  Inventories:
    Leaf tobacco                                   2,956       3,030
    Other raw materials                            1,823       1,695
    Finished product                               2,683       2,633
                                                 -------     -------
                                                   7,462       7,358

  Other current assets                             1,363       1,286
                                                 -------     -------
    Total current assets                          13,803      12,808

  Property, plant and equipment, at cost          17,152      16,930
    Less accumulated depreciation                  6,661       6,467
                                                 -------     -------
                                                  10,491      10,463
  Goodwill and other intangible assets
    (less accumulated amortization of
     $2,876 and $2,727)                           19,838      19,746

  Other assets                                     2,454       2,529
                                                 -------     -------
    Total consumer products assets                46,586      45,546

Financial services and real estate
  Finance assets, net                              4,166       4,869
  Real estate held for development and sale          482         489
  Other assets                                       291         301
                                                 -------     -------
    Total financial services and
      real estate assets                           4,939       5,659
                                                 -------     -------
      TOTAL ASSETS                               $51,525     $51,205
                                                 =======     =======

           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (continued)
                           (in millions of dollars)
                                  (Unaudited)


                                                March 31,  December 31,
                                                  1994        1993
                                                ---------  ------------
LIABILITIES
Consumer products
  Short-term borrowings                          $   202     $   268
  Current portion of long-term debt                1,178       1,738
  Accounts payable                                 2,514       3,137
  Accrued taxes, except income taxes               1,276         860
  Accrued marketing                                1,809       1,619
  Other accrued liabilities                        3,214       3,492
  Income taxes                                     2,406       1,853
  Dividends payable                                  607         572
                                                 -------     -------
    Total current liabilities                     13,206      13,539

  Long-term debt                                  14,730      14,358
  Deferred income taxes                              422         361
  Accrued postretirement health care costs         2,058       2,031
  Other liabilities                                4,673       4,622
                                                 -------     -------
    Total consumer products liabilities           35,089      34,911

Financial services and real estate
  Short-term borrowings                              658         929
  Long-term debt                                     878         863
  Deferred income taxes                            2,722       2,706
  Other liabilities                                  163         169
                                                 -------     -------
    Total financial services and
      real estate liabilities                      4,421       4,667
                                                 -------     -------

    Total liabilities                             39,510      39,578

Contingencies (Note 2)

STOCKHOLDERS' EQUITY
  Common stock, par value $1.00 per share
    (935,320,439 shares issued)                      935         935
  Earnings reinvested in the business             16,230      15,718
  Currency translation adjustments                  (607)       (711)
                                                 -------     -------
                                                  16,558      15,942
    Less cost of treasury stock
      (62,557,394 and 58,229,749 shares)           4,543       4,315
                                                 -------     -------
    Total stockholders' equity                    12,015      11,627
                                                 -------     -------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                     $51,525     $51,205
                                                 =======     =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                                   For the Three Months Ended
                                                           March 31,
                                                   --------------------------

                                                     1994               1993
                                                   -------            -------
Operating revenues                                 $15,500            $15,189

Cost of sales                                        6,798              6,630

Excise taxes on products                             2,773              2,624
                                                   -------            -------
         Gross profit                                5,929              5,935

Marketing, administration and research costs         3,426              3,342

Amortization of goodwill                               141                135
                                                   -------            -------
         Operating income                            2,362              2,458

Interest and other debt expense, net                   319                382
                                                   -------            -------
         Earnings before income taxes
           and cumulative effect of
           accounting change                         2,043              2,076

Provision for income taxes                             872                862
                                                   -------            -------

         Earnings before cumulative effect
           of accounting change                      1,171              1,214

Cumulative effect of change in method of
  accounting for postemployment benefits
  (net of income tax benefit of $297 million)                            (477)
                                                   -------            -------

         Net earnings                              $ 1,171            $   737
                                                   =======            =======

Weighted average number of shares                      877                883
                                                   =======            =======
Per share data:
   Earnings before cumulative effect of
     accounting change                             $  1.34            $  1.38

   Cumulative effect of accounting change                                (.54)
                                                   -------            -------

   Net earnings                                    $  1.34            $   .84
                                                   =======            =======
   Dividends declared                              $   .69            $   .65
                                                   =======            =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                   for the Year Ended December 31, 1993 and
                     the Three Months Ended March 31, 1994
                (in millions of dollars, except per share data)
                                  (Unaudited)



                                               Earnings                              Total
                                               Reinvested   Currency      Cost of    Stock-
                                      Common   in the       Translation   Treasury   holders'
                                      Stock    Business     Adjustments   Stock      Equity
                                      ------   ----------   -----------   --------   --------

Balances, January 1, 1993              $935      $14,867       $ (34)      $(3,205)  $12,563

Net earnings                                       3,091                               3,091
Exercise of stock options
  and issuance of other stock
  awards                                             (51)                      108        57
Cash dividends declared
  $2.60 per share                                 (2,280)                             (2,280)
Currency translation adjustments                                (677)                   (677)
Stock purchased                                                             (1,218)   (1,218)
Net unrealized appreciation on
  securities                                          91                                  91
                                       ----      -------       -----       -------   -------
    Balances, December 31, 1993         935       15,718        (711)       (4,315)   11,627

Net earnings                                       1,171                               1,171
Exercise of stock options
  and issuance of other stock
  awards                                             (12)                       25        13
Cash dividends declared
  $.69 per share                                    (605)                               (605)
Currency translation adjustments                                 104                     104
Stock purchased                                                               (253)     (253)
Decrease in unrealized
  appreciation on securities                         (42)                                (42)
                                       ----      -------       -----       -------   -------
    Balances, March 31, 1994           $935      $16,230       $(607)      $(4,543)  $12,015
                                       ====      =======       =====       =======   =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                           (in millions of dollars)
                                  (Unaudited)


                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                     1994              1993
                                                   --------          --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                    $1,135            $  705
             - Financial services and real estate       36                32
                                                    ------            ------
        Net earnings                                 1,171               737
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Cumulative effect of accounting change                                 774
  Depreciation and amortization                        398               397
  Deferred income tax provision (benefit)               25              (283)
  Gain on sale of business                                                (3)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                  (780)             (452)
    Inventories                                        (73)             (155)
    Accounts payable                                  (634)             (175)
    Income taxes                                       531               432
    Other working capital items                        133              (274)
  Other                                                 65                95
Financial services and real estate
  Deferred income tax provision                         42                70
  Decrease in real estate receivables                    5                15
  Decrease (increase) in real estate held for
    development and sale                                 6               (13)
  Other                                                (15)              (33)
                                                    ------            ------
        Net cash provided by operating activities      874             1,132

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                                (266)             (351)
  Purchases of businesses, net of acquired cash        (25)             (638)
  Proceeds from sales of businesses                     56                51
  Other                                                 23                46
Financial services and real estate
  Investments in finance assets                        (48)              (94)
  Proceeds from other finance assets                   711               395
                                                    ------            ------
        Net cash provided by (used in)
          investing activities                         451              (591)
                                                    ------            ------
        Net cash provided by operating and
          investing activities                      $1,325            $  541
                                                    ------            ------

           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                           (in millions of dollars)
                                  (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                      1994              1993
                                                    --------          --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net issuance of short-term borrowings             $   354            $ 1,367
  Long-term debt proceeds                                20                949
  Long-term debt repaid                                (663)              (462)
Financial services and real estate
  Net (repayment) issuance of short-term borrowings    (271)                67
  Long-term debt repaid                                                    (55)

Purchase of treasury stock                             (177)            (1,218)
Dividends paid                                         (570)              (581)
Issuance of shares                                       10                 16
Other                                                    (3)
                                                    -------            -------
      Net cash provided by (used in)
        financing activities                         (1,300)                83

Effect of exchange rate changes on cash and
  cash equivalents                                        2                 (5)
                                                    -------            -------
Cash and cash equivalents:
  Increase                                               27                619

  Balance at beginning of period                        182              1,021
                                                    -------            -------

  Balance at end of period                          $   209            $ 1,640
                                                    =======            =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1.  Accounting Policies:
_____________________________

     The interim condensed consolidated financial statements of Philip Morris Companies Inc. (the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year. First quarter results should not be considered indicative of full-year 1994 results. See Management's Discussion and Analysis on page 12.

     These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference to the Company's annual report to stockholders for the year ended December 31, 1993.

     Balance sheet accounts are segregated by two broad types of business. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services and real estate assets and liabilities are unclassified, in accordance with respective industry practices.

Note 2.  Contingencies:
_______________________

     There is litigation pending against the leading United States cigarette manufacturers alleging injury resulting from cigarette smoking or exposure to cigarette smoking. In this litigation, plaintiffs seek compensatory and, in some cases, punitive damages. The Company and Philip Morris Incorporated ("PM Inc."), a wholly-owned subsidiary of the Company, are defendants in some of these cases.

     In certain of these cases, individuals seek recovery for personal injuries allegedly caused by cigarette smoking. Among the defenses raised by defendants to certain of this litigation is preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Act"). On June 24, 1992, the United States Supreme Court held that the Act, as enacted in 1965, does not preempt common law damage claims but that the Act, as amended in 1969, preempts claims arising after 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court also held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislative proposals to eliminate the federal preemption defense, pending in Congress since 1991, were enacted. It is not possible to predict whether any such legislation will be enacted.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)

     Developments in smoking and health litigation during and subsequent to the first quarter of 1994 are summarized below.

     In March 1994, a Florida state appellate court reversed a lower court ruling and reinstated plaintiffs' class action allegations in a purported class action against the leading United States cigarette manufacturers, in which certain flight attendants, claiming to represent a class of 60,000 individuals, alleged personal injury caused by exposure to environmental tobacco smoke ("ETS") aboard aircraft. The appellate court ordered the trial court to hold further hearings on the class allegations. The defendants have filed a request for review of this ruling by the full panel of judges of this appellate court.

     In May 1994, an action was filed in a Florida State Court against the leading United States tobacco manufacturers and others, including the Company, by plaintiffs alleging injury and purporting to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be the legal survivors of persons who were addicted, to tobacco products. Plaintiffs cited the Florida appellate reversal discussed above in support of their allegations of class action status.

     In March 1994, an action was filed in the United States District Court for the Eastern District of Louisiana against the leading United States cigarette manufacturers and others, including the Company, seeking certification of a class action on behalf of all United States residents alleging that they are addicted, or are the legal survivors of persons who were addicted, to tobacco products. In April 1994, a motion for intervention was filed by plaintiffs who have never smoked but claim injury, on behalf of a purported class, from their exposure to ETS resulting from the alleged addiction of smokers to tobacco products. The complaints allege that the cigarette manufacturers manipulated the levels of nicotine in their tobacco products to make such products addictive.

     Also in March 1994, two cases were filed in the United States District Court for the Southern District of California against the leading United States cigarette manufacturers and others, including the Company, on behalf of a purported class of persons claiming to be addicted to cigarettes and who have been prescribed treatment through the nicotine transdermal system (known as the "nicotine patch"). Plaintiffs assert a violation of the Racketeer Influenced Corrupt Organizations Act and claim unspecified actual and treble damages. In April 1994, the two cases, which are virtually identical, were combined in a single amended complaint and plaintiffs' counsel have agreed to dismiss the separate second-filed case.

     In March 1994, an action was filed in an Alabama State Court against the three leading United States cigarette manufacturers, including PM Inc. Plaintiff, claiming to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per each class member as well as injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama.

     In May 1994, an action was filed in the United States District Court for the Eastern District of Louisiana against the leading United States cigarette manufacturers and others, including PM Inc., by plaintiffs alleging injury and purporting to represent a class of African American or Black American residents or domiciliaries of the United States who claim that they are addicted to tobacco products or that they were not warned of the alleged special and unique health risks posed to African Americans by tobacco products or that they were not warned of the ingredients of tobacco products.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)

     In April 1993, the Company and several of its officers were named as defendants in the first of a number of purported shareholder class actions which have been consolidated in the United States District Court for the Southern District of New York. These lawsuits allege that the Company violated federal securities laws by making false and misleading statements concerning the effects of discount cigarettes on PM Inc.'s premium tobacco business prior to April 2, 1993, the date upon which PM Inc. announced revisions in its marketing and pricing strategies for its premium and discount brands.

     In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in complaints filed as purported class actions in the United States District Courts in New York, one in the Eastern District and two in the Southern District. In one of these cases, plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which defendants allegedly shipped more inventory to customers than was necessary to satisfy market demand. In the remaining two cases, plaintiffs assert that defendants violated federal securities laws with statements and omissions regarding the allegedly addictive qualities of cigarettes. In each case, plaintiffs claim to have been misled by defendants' knowing and intentional failure to disclose material information.

     The Company and PM Inc. believe, and have been so advised by counsel handling the respective cases, that each has a number of valid defenses to all pending litigation. All cases are, and will continue to be, vigorously defended. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of restrictive regulatory, adverse political and other developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation and the possible commencement of additional litigation.

     Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of certain pending litigation. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position.

     The Company is contingently liable for payment of (Pounds)610 million notes maturing on October 15, 1994, sold with recourse in 1989.

     In March 1994, the Company and PM Inc. filed an action against American Broadcasting Companies, Inc. and others alleging injury caused by false and defamatory statements made by defendants on various nationally televised news programs. Among the statements giving rise to the action is defendants' claim that tobacco companies, including PM Inc., artificially "spike" and "fortify" their cigarettes sold in the United States with additional nicotine. The Company and PM Inc. seek compensatory and punitive damages totaling $10 billion. However, litigation is subject to many uncertainties and the Company and PM Inc. are unable to predict the outcome of this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
________________________________________________________________________

Operating Results
- -----------------

                            For the Three Months Ended March 31,
                           --------------------------------------
                           Operating Revenues    Operating Income
                           ------------------    ----------------
                                         (in millions)
                             1994      1993        1994    1993
                           -------   -------     -------- -------
Tobacco                    $ 6,954   $ 6,696      $1,560  $1,692
Food                         7,419     7,426         880     861
Beer                         1,030       974         103      93
Financial services
  and real estate               97        93          54      48

Amortization of goodwill                            (141)   (135)
Unallocated corporate
  expenses                                           (94)   (101)
                           -------   -------      ------  ------
Total                      $15,500   $15,189      $2,362  $2,458
                           =======   =======      ======  ======

     Operating revenues of $15.5 billion for the first quarter of 1994 increased $311 million (2.0%) and operating income for the first quarter of 1994 decreased $96 million (3.9%) over the comparable 1993 period. Operating income in all operating companies increased over the comparable 1993 period, except in domestic tobacco which decreased 24.5% from 1993 as a result of lower domestic tobacco pricing. For the reasons discussed below, first quarter results should not be taken as indicative of full-year 1994 results.

     The effective tax rate in the first quarter of 1994 was 42.7% as compared to 41.5% in the comparable 1993 period. The increase is primarily due to the new federal income tax law, which became effective during the third quarter of 1993.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect at January 1, 1993 of adopting SFAS No. 112 reduced 1993 net earnings by $477 million ($.54 per share), net of $297 million of income tax benefits. Adoption of SFAS No. 112 did not materially reduce first quarter 1993 earnings before cumulative effect of accounting change.

     In April 1994, the Company announced that it was studying the possibility of separating its food and tobacco businesses and that it would make an appropriate announcement when, and if, any further disclosure is warranted.

Operating Results by Business Segment
_____________________________________

Tobacco
- -------

                            For the Three Months Ended March 31,
                           --------------------------------------
                           Operating Revenues    Operating Income
                           ------------------    ----------------
                                         (in millions)
                             1994      1993        1994    1993
                           -------   -------     -------- -------
Domestic tobacco            $2,497    $2,543      $  769   $1,018
International tobacco        4,457     4,153         791      674
                            ------    ------      ------   ------
Total                       $6,954    $6,696      $1,560   $1,692
                            ======    ======      ======   ======

     For several years, the tobacco industry has faced a number of concerns which have affected volume, operating revenues and operating income. In the first quarter of 1994 and subsequently, the industry, including PM Inc., witnessed the proliferation of many of these concerns and the emergence of new issues. These included proposed federal regulatory controls, actual and proposed excise tax increases, governmental and private restrictions on smoking, new and proposed restrictions on tobacco manufacturing, marketing, advertising and sales, increased assertions of adverse health effects associated with both smoking and exposure to tobacco smoke and the diminishing social acceptance of smoking. See Note 2 to the Condensed Consolidated Financial Statements for discussion of contingencies.

     Domestic tobacco. During the first quarter of 1994, domestic cigarette industry volume (based on shipments) continued to shift from the discount segment to the premium segment. The premium and discount segments accounted for approximately 66% and 34%, respectively, of the domestic cigarette industry in the first quarter of 1994, compared with 61% and 39%, respectively, in the comparable period of 1993. The actions taken by PM Inc. in response to the highly price sensitive market environment are discussed below.

     PM Inc.'s domestic volume (based on shipments) was 49.7 billion units for the first quarter of 1994, an increase of 12.5% over the comparable 1993 period, primarily due to a change in distributor buying patterns. This compared with an industry increase of 8.4%. PM Inc.'s market share for the first quarter of 1994 was 43.1%, an increase of 1.5 share points from the comparable 1993 period. In the premium segment, volume in PM Inc.'s brands increased 24.5% in the quarter, compared with a 17.8% increase for the industry, resulting in a market share gain of 2.8 share points to 51.4%. The Marlboro family's volume was up 7.2 billion units (32.0%) for a 25.9% share of the total industry, as compared with a 21.3% share in the first quarter of 1993. In the discount segment, the Company's shipments decreased 17.7% to 10.4 billion units in the first quarter of 1994, resulting in a decrease of 3.7 share points in this segment to 26.7%.

     Since the implementation of the strategy announced on April 2, 1993 and subsequent actions taken by PM Inc. (see page 14), Nielsen retail sales data indicate a share gain for PM Inc. and Marlboro, growing from their low point of 41.6% and 22.0%, respectively, in March 1993 to 45.6% and 27.4%, respectively, in March 1994. Additionally, retail share of PM Inc.'s other premium brands, as a group, climbed to 9.1% in March 1994, up from 8.3% in August 1993, when PM Inc. lowered their wholesale list prices. (March 1993 retail market shares have been restated to reflect PM Inc.'s change to a more representative Nielsen survey of retail outlets. Previously reported retail market shares for PM Inc. and Marlboro in March 1993 were 41.7% and 22.1%, respectively.)

     During the quarter, the Company's domestic tobacco operating revenues decreased 1.8% due primarily to price decreases ($528 million), partially offset by volume increases ($309 million) and favorable product mix ($170 million). Operating income for the first quarter of 1994 decreased 24.5% from the comparable 1993 period, due primarily to price decreases, net of cost decreases ($523 million) and higher marketing expenses ($98 million), partially offset by volume increases ($204 million) and favorable product mix.

     During the second quarter of 1993, PM Inc. implemented an extensive promotional program to reduce the average retail price of Marlboro cigarettes. This action, which represented a major shift in its domestic tobacco pricing strategy, was intended to restore lost market share and improve long-term profitability. The market share results of the Marlboro brand price promotion exceeded expectations. Accordingly, during the third quarter of 1993, PM Inc. announced certain actions designed to continue its share recovery strategy. Specifically, PM Inc. created a two category pricing structure for its tobacco brands, premium and discount. In the premium segment, PM Inc. converted its Marlboro retail price promotion into an equivalent wholesale list price reduction that applied to all its other premium brands as well. In the discount segment, PM Inc. raised the net list price of its deep discount products. Other discount brands are being offered at the same net list price. These strategies effectively narrowed the price gap between PM Inc.'s premium cigarette brands and competitors' discount products. The strategy has thus far proven successful, with PM Inc. recording impressive share and volume gains for Marlboro and its other premium brands since lowering prices. The overall effect of these price changes has been lower profit margins on sales of premium brands that will not be offset by higher volume. These lower margins are expected to continue until such time as there are sustained improvements in the competitive environment.

     As part of the U.S. federal budget passed in August 1993, Congress has required, effective January 1, 1994, that domestic cigarette manufacturers use at least 75% American-grown tobacco, which is more expensive than imported tobacco, in their products. Due to the high content of American-grown tobacco (approximately 65% in 1993) already used in PM Inc.'s products and in those exported by PM International, this new requirement has not had, and is not expected to have, a material adverse impact on tobacco results of operations.

     Currently, the federal excise tax on cigarettes is $12 per thousand ($.24 per pack). As part of its health care reform proposal, the federal administration has included a $37.50 per thousand ($.75 per pack) increase in the federal excise tax effective October 1, 1994. In March 1994, the Health Subcommittee of the Ways and Means Committee of the House of Representatives voted to recommend to the Committee an increase of $62.50 per thousand ($1.25 per pack) in the federal excise tax on cigarettes. The matter now will go to the full Committee for consideration. It is anticipated that the higher excise taxes, if implemented, would result in volume declines for PM Inc. and the cigarette industry and might cause shifts between the premium and discount segments. In addition, legislation or other governmental action is proposed periodically that not only would increase excise taxes but would further curtail the advertisement and use of tobacco products.

     In the first quarter of 1994, members of Congress and the Administration proposed measures which, if adopted, would ban or severely restrict smoking in workplaces and in buildings permitting public access, require substantial additional health warning and product content information on cigarette packages and in advertising, eliminate the deductibility of a portion of the cost of tobacco advertising and authorize the United States Food and Drug Administration to regulate tobacco as an addictive drug.

     It is not possible to determine what, if any, governmental legislation or regulations will be adopted relating to cigarettes or to smoking or to predict the effect of such regulations upon PM Inc. However, any or all of the foregoing, if implemented, could have an adverse impact on PM Inc.'s volume, operating revenues and operating income, the amounts of which cannot be determined.

     International tobacco. Operating revenues for the first quarter of 1994 increased 7.3% due primarily to favorable volume/mix ($177 million), price increases ($83 million) and higher foreign excise taxes ($73 million), partially offset by currency movement ($58 million). Total international unit volume, including U.S. exports, increased 14.8 billion units (12.3%) to 135.8 billion units. Volume gains were recorded in most markets, including Germany, Japan, Central and Eastern Europe, the Middle East, Argentina and Brazil. In Italy, volume continued to grow, excluding the effect of an inventory replenishment in early 1993 following a union strike. Volume declined in Turkey due to the economic situation in that country. The Company's market share trends continued to be positive in its major international markets, with record shares achieved in Germany, Italy, France, Finland, the Czech Republic, Japan, Singapore, Argentina and the Dominican Republic. Marlboro's international volume increased 6.1% to 67.8 billion units. International volume also continued to grow for the Company's other U.S.-heritage brands, such as Virginia Slims, Parliament, L&M and Chesterfield. Operating income for the first quarter of 1994 increased 17.4% from the comparable 1993 period, due primarily to price increases and lower costs (aggregating $96 million) and volume/mix increases ($58 million), partially offset by higher marketing expenses ($26 million) and currency movement ($13 million).

Food
- ----

                            For the Three Months Ended March 31,
                           --------------------------------------
                           Operating Revenues    Operating Income
                           ------------------    ----------------
                                         (in millions)
                             1994      1993        1994    1993
                           -------   -------     -------- -------
North American food         $5,191    $5,257       $638    $621
International food           2,228     2,169        242     240
                            ------    ------       ----    ----
Total                       $7,419    $7,426       $880    $861
                            ======    ======       ====    ====

     North American food. Operating revenues for the first quarter of 1994 decreased 1.3% due primarily to the impact of dispositions ($208 million), partially offset by price increases ($83 million) and volume increases ($58 million). Excluding the dispositions of certain businesses in 1993, volume rose slightly in the first quarter of 1994. Volume gains were recorded in cheese, bakery, cereals, desserts, beverages, processed meats and pizza. In the beverage business, price reductions on Kool-Aid lowered first quarter 1994 operating income but resulted in market share gains. Coffee volume declined due to competitive pressures, but operating income was up strongly primarily on productivity gains. Operating income for the first quarter of 1994 increased 2.7% over the comparable 1993 period, due primarily to price increases ($83 million), volume increases ($10 million) and the sale of underperforming businesses ($10 million), partially offset by higher product costs ($87 million).

     In November 1992, the U.S. Food and Drug Administration issued new labeling requirements for food products, effective May 1994. Compliance with the new requirements will not have a material adverse impact on the Company's results of operations.

     International food. Operating revenues for the first quarter of 1994 increased 2.7% due primarily to the impact of acquisitions ($244 million), partially offset by currency movement ($194 million). Volume was up in the first quarter of 1994, primarily as a result of acquisitions in the Company's confectionery business. The Company continued to build its business in Central Europe, achieving volume growth in both coffee and confectionery in the first quarter of 1994. Operating income for the first quarter of 1994 increased slightly from the comparable 1993 period, due primarily to the impact of acquisitions ($26 million), partially offset by currency movement ($27 million).

Beer
____

     Operating revenues for the first quarter of 1994 increased $56 million (5.7%) from the comparable 1993 period. This increase was due primarily to the acquisition of Molson Breweries U.S.A. Inc. During the second quarter of 1993, Miller Brewing Company ("Miller") acquired a 20% equity interest in Molson Breweries in Canada and 100% of Molson Breweries U.S.A. Unit volume (based on shipments) increased 5.1% in the first quarter of 1994, compared with an estimated 1.1% volume gain for the U.S. malt beverage industry. Miller's new ice-brewed products -- Lite Ice, Icehouse and Molson Ice -- showed strong results in the quarter. Miller Genuine Draft volume was up, as were shipments of Miller High Life in markets where it was successfully repositioned with near-premium pricing. Miller Lite volume was down. Operating income for the first quarter of 1994 increased $10 million (10.8%) from the comparable 1993 period, due primarily to productivity savings resulting from restructuring and workforce reductions.

     Periodically, legislation is proposed which would increase excise taxes and curtail the advertisement of beer. If implemented, such legislation could result in volume, operating revenues and operating income declines.

Financial Services and Real Estate
__________________________________

      During the first quarter of 1994, operating revenues and operating income from financial services and real estate operations increased 4.3% and 12.5%, respectively, from the first quarter of 1993. First quarter 1994 operating income from financial services increased 12.1%, due primarily to gains on sales of marketable securities. Operating income from real estate operations in 1994 increased from 1993 levels, reflecting increased sales in Colorado.

Cash Provided and Used
______________________

Net Cash Provided by Operating Activities
_________________________________________

     During the first quarter of 1994, cash provided by operating activities was $874 million, compared with $1.1 billion in the first quarter of 1993. The decrease was due primarily to more cash used for working capital items.

Net Cash Provided By Investing Activities
_________________________________________

     Cash provided by investing activities for the first quarter of 1994 was $451 million, compared with cash used in investing activities of $591 million for the comparable 1993 period. The change reflects a $613 million decrease in cash used for acquisitions and a $362 million increase in cash provided by net proceeds from finance assets. Capital expenditures were $266 million in the first quarter of 1994, of which 59% related to food operations and 35% related to tobacco operations.

Net Cash Used in Financing Activities
_____________________________________

     During the first quarter of 1994, the Company's cash used in financing activities was $1.3 billion, compared with $83 million provided by financing activities during the first quarter of 1993. Cash used in financing activities for the first quarter of 1994 was used primarily for consumer products' net repayment of long-term debt ($643 million), cash dividends paid ($570 million), financial services' net repayment of short-term borrowings ($271 million) and the repurchase of common stock ($177 million), partially offset by consumer products' net issuance of short-term borrowings ($354 million).

     At March 31, 1994, the Company had consumer products short-term borrowings of $2.9 billion, $2.7 billion of which was reclassified as long-term debt based upon the Company's intent and ability to refinance such debt under a $8 billion revolving bank credit agreement that expires in 1998. At December 31, 1993, the Company had consumer products short-term borrowings of $2.6 billion, $2.3 billion of which was reclassified as long-term debt. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

     At March 31, 1994, the Company's ratio of consumer products debt to total equity was 1.34, down from 1.41 at December 31, 1993. The change reflects a decrease in consumer products debt, as well as an increase in stockholders' equity. The increase in stockholders' equity was due primarily to net earnings in the first quarter of 1994 and favorable movement in the currency translation adjustments account, partially offset by dividends declared and the repurchase of common stock.

     The Company's ratio of consumer products debt to total equity was 1.58 at March 31, 1993. The change from March 31, 1993 to March 31, 1994 reflects lower consumer products debt ($2.0 billion) and increased total stockholders' equity ($581 million).

     Dividends paid in the first quarter of 1994 decreased 1.9% over the comparable period of 1993, reflecting a lower number of outstanding shares of stock due to the Company's share repurchase program. On February 23, 1994, the Board of Directors increased the Company's regular quarterly dividend 6.2% to $.69 per common share. The new annualized dividend rate is $2.76 per share.

     During the first quarter of 1994, the Company repurchased 4.7 million shares of its common stock at an aggregate cost of $253.2 million (average cost of $53.87 per share). These purchases were made in accordance with the Company's November 1991 announcement of its intention to spend up to $2 billion to repurchase common stock in open market transactions; in May 1992, the Board of Directors authorized an additional $3.0 billion for such purchases. Through March 31, 1994, cumulative purchases under the program totaled 56.6 million shares at a cost of $4.1 billion. On February 23, 1994, the Board of Directors extended through December 30, 1994, the existing authority to repurchase the Company's shares, which was scheduled to expire in May 1994.

Contingencies
_____________

     See Note 2 to the Condensed Consolidated Financial Statements for discussion of contingencies.

                          Part II - OTHER INFORMATION


Item 1. Legal Proceedings.

        Reference is made to Note 2.  Contingencies.

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        3.2    By-laws, as amended, of the Company.

        12 Statement regarding computation of ratios of earnings to fixed charges.

   (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter for which this report is filed.

___________

                                   Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        PHILIP MORRIS COMPANIES INC.

BY      /s/ HANS G. STORR

        Hans G. Storr, Executive Vice President and
        Chief Financial Officer

DATE    May 16, 1994