Form 10-Q
period 1994-06-30
PHILIP MORRIS COMPANIES INC
filed 1994-08-15
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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

   At July 29, 1994, there were 866,024,953 shares outstanding of the registrant's common stock, par value $1 per share.

                          PHILIP MORRIS COMPANIES INC.


                               TABLE OF CONTENTS

                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

         Condensed Consolidated Balance Sheets as at
              June 30, 1994 and December 31, 1993                        3 - 4

         Condensed Consolidated Statements of Earnings for the
              Six Months Ended June 30, 1994 and 1993                      5

              Three Months Ended June 30, 1994 and 1993                    6

         Condensed Consolidated Statements of Stockholders'
              Equity for the Year Ended December 31, 1993
              and the Six Months Ended June 30, 1994                       7

         Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1994 and 1993                    8 - 9

         Notes to Condensed Consolidated Financial Statements           10 - 13

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                      14 - 23


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                24

Item 4.  Submission of Matters to a Vote of Security Holders.              24

Item 5.  Other Information.                                                25

Item 6.  Exhibits and Reports on Form 8-K.                                 25

Signature                                                                  26

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                 Philip Morris Companies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                  (Unaudited)

                                               June 30,  December 31,
                                                 1994        1993
                                               --------  ------------
ASSETS
CONSUMER PRODUCTS
  Cash and cash equivalents                     $   255       $   182
  Receivables, net                                4,929         3,982

  Inventories:
    Leaf tobacco                                  2,688         3,030
    Other raw materials                           1,910         1,695
    Finished product                              2,771         2,633
                                                -------       -------
                                                  7,369         7,358

  Other current assets                            1,350         1,286
                                                -------       -------
    Total current assets                         13,903        12,808

  Property, plant and equipment, at cost         17,704        16,930
    Less accumulated depreciation                 6,993         6,467
                                                -------       -------
                                                 10,711        10,463
  Goodwill and other intangible assets
    (less accumulated amortization of
     $3,053 and $2,727)                          19,927        19,746

  Other assets                                    2,598         2,529
                                                -------       -------
    Total consumer products assets               47,139        45,546

FINANCIAL SERVICES AND REAL ESTATE
  Finance assets, net                             4,280         4,869
  Real estate held for development and sale         418           489
  Other assets                                      304           301
                                                -------       -------
    Total financial services and
      real estate assets                          5,002         5,659
                                                -------       -------
      TOTAL ASSETS                              $52,141       $51,205
                                                =======       =======



           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (continued)
                            (in millions of dollars)
                                  (Unaudited)

                                              June 30,   December 31,
                                                1994         1993
                                              ---------  -------------
LIABILITIES
CONSUMER PRODUCTS
  Short-term borrowings                        $   157        $   268
  Current portion of long-term debt              1,036          1,738
  Accounts payable                               2,641          3,137
  Accrued taxes, except income taxes             1,269            860
  Accrued marketing                              2,108          1,619
  Other accrued liabilities                      3,292          3,492
  Income taxes                                   1,614          1,853
  Dividends payable                                602            572
                                               -------        -------
    Total current liabilities                   12,719         13,539

  Long-term debt                                14,993         14,358
  Deferred income taxes                            455            361
  Accrued postretirement health care costs       2,079          2,031
  Other liabilities                              4,839          4,622
                                               -------        -------
    Total consumer products liabilities         35,085         34,911

FINANCIAL SERVICES AND REAL ESTATE
  Short-term borrowings                            838            929
  Long-term debt                                   697            863
  Deferred income taxes                          2,790          2,706
  Other liabilities                                139            169
                                               -------        -------
    Total financial services and
      real estate liabilities                    4,464          4,667
                                               -------        -------

    Total liabilities                           39,549         39,578

Contingencies (Note 2)

STOCKHOLDERS' EQUITY
  Common stock, par value $1.00 per share
    (935,320,439 shares issued)                    935            935
  Earnings reinvested in the business           16,635         15,718
  Currency translation adjustments                (250)          (711)
                                               -------        -------
                                                17,320         15,942
    Less cost of treasury stock
      (67,368,432 and 58,229,749 shares)         4,728          4,315
                                               -------        -------
    Total stockholders' equity                  12,592         11,627
                                               -------        -------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                   $52,141        $51,205
                                               =======        =======



           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                                 For the Six Months Ended
                                                         June 30,
                                                 ------------------------
                                                  1994             1993
                                                 -------          -------
Operating revenues                               $31,914          $30,978

Cost of sales                                     13,850           13,509

Excise taxes on products                           5,655            5,257
                                                 -------          -------
         Gross profit                             12,409           12,212

Marketing, administration and research costs       7,299            7,354

Amortization of goodwill                             286              281
                                                 -------          -------
         Operating income                          4,824            4,577

Interest and other debt expense, net                 631              725
                                                 -------          -------
         Earnings before income taxes
            and cumulative effect of
            accounting change                      4,193            3,852

Provision for income taxes                         1,790            1,590
                                                 -------          -------
         Earnings before cumulative effect
           of accounting change                    2,403            2,262

Cumulative effect of change in method of
  accounting for postemployment benefits
  (net of income tax benefit of $297 million)                        (477)
                                                 -------          -------

         Net earnings                            $ 2,403          $ 1,785
                                                 =======          =======

Weighted average number of shares                    873              880
                                                 =======          =======
Per share data:
   Earnings before cumulative effect of
     accounting change                           $  2.75          $  2.57

   Cumulative effect of accounting change                            (.54)
                                                 -------          -------

   Net earnings                                  $  2.75          $  2.03
                                                 =======          =======

   Dividends declared                            $  1.38          $  1.30
                                                 =======          =======



           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                                For the Three Months Ended
                                                         June 30,
                                                --------------------------
                                                 1994               1993
                                                -------            -------
Operating revenues                              $16,414            $15,789

Cost of sales                                     7,052              6,879

Excise taxes on products                          2,882              2,633
                                                -------            -------
         Gross profit                             6,480              6,277

Marketing, administration and research costs      3,873              4,012

Amortization of goodwill                            145                146
                                                -------            -------
         Operating income                         2,462              2,119

Interest and other debt expense, net                312                343
                                                -------            -------
         Earnings before income taxes             2,150              1,776

Provision for income taxes                          918                728
                                                -------            -------

         Net earnings                           $ 1,232            $ 1,048
                                                =======            =======

Weighted average number of shares                   870                876
                                                =======            =======
Per share data:
   Net earnings                                 $  1.42            $  1.19
                                                =======            =======

   Dividends declared                           $   .69            $   .65
                                                =======            =======



           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1993 and
                       the Six Months Ended June 30, 1994
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                            Earnings                              Total
                                            Reinvested   Currency      Cost of    Stock-
                                    Common  in the       Translation   Treasury   holders'
                                    Stock   Business     Adjustments   Stock      Equity
                                    ------  ----------   -----------   --------   --------
Balances, January 1, 1993           $  935     $14,867      $ (34)      $(3,205)   $12,563

Net earnings                                     3,091                               3,091
Exercise of stock options
  and issuance of other stock
  awards                                           (51)                     108         57
Cash dividends declared
  $2.60 per share                               (2,280)                             (2,280)
Currency translation adjustments                             (677)                    (677)
Stock purchased                                                          (1,218)    (1,218)
Net unrealized appreciation
  on securities                                     91                                  91
                                    ------     -------      -----       -------    -------

    Balances, December 31, 1993        935      15,718       (711)       (4,315)    11,627

Net earnings                                     2,403                               2,403
Exercise of stock options
  and issuance of other stock
  awards                                          (208)                     226         18
Cash dividends declared
  $1.38 per share                               (1,205)                             (1,205)
Currency translation adjustments                              461                      461
Stock purchased                                                            (639)      (639)
Decrease in unrealized
  appreciation on securities                       (73)                                (73)
                                    ------     -------      -----       -------    -------

    Balances, June 30, 1994         $  935     $16,635      $(250)      $(4,728)   $12,592
                                    ======     =======      =====       =======    =======



           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                  (Unaudited)

                                                          For the Six Months Ended
                                                                  June 30,
                                                          ------------------------
                                                           1994             1993
                                                          ------           -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                          $2,331           $ 1,723
             - Financial services and real estate             72                62
                                                          ------           -------
        Net earnings                                       2,403             1,785
Adjustments to reconcile net earnings to
  operating cash flows:
CONSUMER PRODUCTS
  Cumulative effect of accounting change                                       774
  Depreciation and amortization                              816               821
  Deferred income tax provision (benefit)                     77              (245)
  Gain on sale of business                                                      (3)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                        (847)             (449)
    Inventories                                              193                 9
    Accounts payable                                        (541)                5
    Income taxes                                            (242)              (11)
    Other working capital items                              304              (197)
  Other                                                      173                98
FINANCIAL SERVICES AND REAL ESTATE
  Deferred income tax provision                              130               180
  (Increase)decrease in real estate receivables              (48)               38
  Decrease (increase) in real estate held for
    development and sale                                      69               (30)
  Other                                                      (52)               (6)
                                                          ------           -------
        Net cash provided by operating activities
          before interest payment on zero coupon bonds     2,435             2,769

  Interest payment on zero coupon bonds - financial
    services and real estate                                (156)
                                                          ------           -------
        Net cash provided by operating activities          2,279             2,769
                                                          ------           -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

CONSUMER PRODUCTS
  Capital expenditures                                      (607)             (772)
  Purchases of businesses, net of acquired cash              (81)           (2,485)
  Proceeds from sales of businesses                           61                51
  Other                                                       21              (149)
FINANCIAL SERVICES AND REAL ESTATE
  Investments in finance assets                             (192)             (468)
  Proceeds from finance assets                               754               455
                                                          ------           -------
        Net cash used in investing activities             $  (44)          $(3,368)
                                                          ------           -------

           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                            (in millions of dollars)
                                  (Unaudited)

                                                        For the Six Months Ended
                                                                June 30,
                                                       --------------------------
                                                        1994               1993
                                                       -------            -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

CONSUMER PRODUCTS
  Net issuance of short-term borrowings                $   631            $ 2,585
  Long-term debt proceeds                                   46                975
  Long-term debt repaid                                   (988)            (1,300)
FINANCIAL SERVICES AND REAL ESTATE
  Net (repayment) issuance of short-term borrowings        (91)                40
  Long-term debt repaid                                    (44)               (55)

Purchase of treasury stock                                (554)            (1,218)
Dividends paid                                          (1,175)            (1,151)
Issuance of shares                                          14                 24
Other                                                      (14)

                                                       -------            -------
      Net cash used in financing activities             (2,175)              (100)

Effect of exchange rate changes on cash and
  cash equivalents                                          13                (36)
                                                       -------            -------

Increase (decrease) in cash and cash equivalents            73               (735)

Cash and cash equivalents at beginning of period           182              1,021
                                                       -------            -------

Cash and cash equivalents at end of period             $   255            $   286
                                                       =======            =======



           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1.  Accounting Policies:
_____________________________

    The interim condensed consolidated financial statements of Philip Morris Companies Inc. (the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year. See Management's Discussion and Analysis on page 14.

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

    Certain developments in smoking and health litigation during 1994 are summarized below.


                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)

    In March 1994, a Florida state appellate court reversed a lower court ruling and reinstated plaintiffs' class action allegations in a purported class action against the leading United States cigarette manufacturers, in which certain flight attendants, claiming to represent a class of 60,000 individuals, alleged personal injury caused by exposure to environmental tobacco smoke ("ETS") aboard aircraft. The appellate court ordered the trial court to hold further hearings on the class action allegations. The defendants have filed a request for review of this ruling by the full panel of appellate court judges.

    In May 1994, an action was filed in a Florida state court against the leading United States tobacco manufacturers and others, including the Company, by plaintiffs alleging injury and purporting to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be the legal survivors of persons who were addicted, to tobacco products. Plaintiffs cited the Florida appellate reversal discussed above in support of their allegations of class action status. The Company was recently voluntarily dismissed from this action, which otherwise continues against the tobacco manufacturers, including PM Inc.

    In May 1994, the State of Florida enacted a statute which purports to abolish affirmative defenses in actions brought by the state seeking reimbursement of Medicaid costs. The statute purports in such actions to adopt a market share liability theory, to permit the introduction of statistical evidence to prove causation, and to allow the state not to identify the individual Medicaid recipients who received the benefits at issue in such action. In June 1994, PM Inc. and others filed suit in Florida state court challenging the constitutionality of the statute.

    In March 1994, an action was filed in the United States District Court for the Eastern District of Louisiana against the leading United States cigarette manufacturers and others, including the Company, seeking certification of a class action on behalf of all United States residents who allege that they are addicted, or are the legal survivors of persons who were addicted, to tobacco products. Plaintiffs allege that the cigarette manufacturers manipulated the levels of nicotine in their tobacco products to make such products addictive. In April 1994, a motion for intervention was filed by plaintiffs who have never smoked but claim injury, on behalf of a purported class, from their exposure to ETS resulting from the alleged addiction of smokers to tobacco products. This motion was denied in June 1994.

    In March 1994, two cases were filed in the United States District Court for the Southern District of California against the leading United States cigarette manufacturers and others, including the Company, on behalf of a purported class of persons claiming to be addicted to cigarettes and who have been prescribed treatment through the nicotine transdermal system (known as the "nicotine patch"). Plaintiffs assert a violation of the Racketeer Influenced Corrupt Organizations Act and claim unspecified actual and treble damages. In April 1994, the two cases, which are virtually identical, were combined in a single amended complaint and plaintiffs' counsel have agreed to dismiss the separate second-filed case. In July 1994, defendants filed a motion to dismiss the complaint on the grounds that the complaint fails to state a claim. Also in July 1994, plaintiffs served a motion asking the court to certify a class of "all persons in the United States who have been diagnosed and are suffering from nicotine addiction due to cigarette smoking and have been prescribed and paid for a nicotine transdermal system to assist them in trying to break their addiction to nicotine by stopping smoking or will be so diagnosed in the future." Recently, the Company was dismissed from this action by stipulation of the parties. The action continues against the tobacco manufacturers, including PM Inc.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


    In June 1994, a case was filed in the United States District Court for the Southern District of California against the leading United States cigarette manufacturers and others, including the Company, on behalf of a purported class of persons claiming to be injured as a result of an alleged addiction to cigarettes or by the alleged exposure to "second-hand" smoke. Plaintiff asserts causes of action for fraud and deceit, negligent misrepresentation, violation of consumer protection statutes, breach of express warranty, breach of implied warranty, intentional infliction of emotional distress, negligence, strict liability, and nuisance, and also seeks injunctive and declaratory relief.

    In March 1994, an action was filed in an Alabama state court against the three leading United States cigarette manufacturers, including PM Inc. Plaintiff, claiming to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per each class member as well as injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama. The plaintiff subsequently filed a motion to remand to an Alabama state court. The motion to remand has not been ruled upon.

    In May 1994, an action was filed in the United States District Court for the Eastern District of Louisiana against the leading United States cigarette manufacturers and others, including PM Inc., by plaintiffs alleging injury and purporting to represent a class of African American or Black American residents or domiciliaries of the United States who claim that they are addicted to tobacco products or that they were not warned of the alleged special and unique health risks posed to African Americans by tobacco products or that they were not warned of the ingredients of tobacco products. The plaintiffs voluntarily dismissed this case in June 1994.

    In May 1994, an action was filed in Mississippi state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of Mississippi seeking reimbursement of Medicaid and other expenditures by the State of Mississippi claimed to have been made to treat smoking-related diseases. Plaintiff also seeks an injunction barring defendants from selling or encouraging the sale of cigarettes to minors. In June 1994, defendants removed the case to the United States District Court for the Southern District of Mississippi. In that same month, plaintiff moved to remand the case back to state court. The motion to remand is now pending.

    The Commonwealth of Massachusetts has recently enacted legislation specifically authorizing lawsuits similar to that described in the immediately preceding paragraph.

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

Operating Results
- -----------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                               Operating Revenues          Operating Income
                               ------------------          ----------------
                                               (in millions)
                               1994         1993           1994       1993
                              -------      -------        ------     ------
Tobacco                       $14,143      $13,414        $3,106     $2,955
Food                           15,289       15,246         1,829      1,788
Beer                            2,232        2,144           257        232
Financial services
  and real estate                 250          174           112         93

Amortization of goodwill                                    (286)      (281)
Unallocated corporate
  expenses                                                  (194)      (210)
                              -------      -------        ------     ------

Total                         $31,914      $30,978        $4,824     $4,577
                              =======      =======        ======     ======
                                    For the Three Months Ended June 30,
                                    -----------------------------------
                               Operating Revenues          Operating Income
                               ------------------          ----------------
                                               (in millions)
                               1994         1993           1994       1993
                              -------      -------        ------     ------
Tobacco                       $ 7,189      $ 6,718        $1,546     $1,263
Food                            7,870        7,820           949        927
Beer                            1,202        1,170           154        139
Financial services
  and real estate                 153           81            58         45

Amortization of goodwill                                    (145)      (146)
Unallocated corporate
  expenses                                                  (100)      (109)
                              -------      -------        ------     ------

Total                         $16,414      $15,789        $2,462     $2,119
                              =======      =======        ======     ======

  Operating revenues of $31.9 billion for the first six months of 1994 increased $936 million (3.0%) and operating income increased $247 million (5.4%) over the comparable 1993 period. Operating revenues of $16.4 billion for the second quarter of 1994 increased $625 million (4.0%) and operating income increased $343 million (16.2%) over the comparable 1993 period. In the second quarter of 1994, operating income in all consumer product business segments, other than international food, increased over the comparable 1993 period.

   Currency movement reduced operating revenues and operating income during the second quarter of 1994 by $206 million and $75 million, respectively, as compared to the second quarter of 1993. However, in the latter part of June 1994, the strengthening of European currencies resulted in $461 million favorable movement in the Company's cumulative translation adjustment. While the Company cannot predict the direction or degree of currency fluctuation, reported third quarter operating revenues and operating income could benefit from a continued strengthening of European currencies.

   The effective tax rate for the first six months of 1994 was 42.7% as compared to 41.3% in the comparable 1993 period. The increase is due primarily to the higher federal income tax rate, which became effective during the third quarter of 1993.

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect at January 1, 1993 of adopting SFAS No. 112 reduced 1993 net earnings by $477 million ($.54 per share), net of $297 million of income tax benefits. Adoption of SFAS No. 112 did not materially reduce the first six months of 1993 earnings before cumulative effect of accounting change.

Operating Results by Business Segment
_____________________________________

Tobacco
- -------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                               Operating Revenues          Operating Income
                               ------------------          ----------------
                                               (in millions)
                               1994         1993           1994       1993
                              -------      -------        ------     ------
Domestic tobacco              $ 5,421      $ 5,267        $1,627     $1,704
International tobacco           8,722        8,147         1,479      1,251
                              -------      -------        ------     ------

Total                         $14,143      $13,414        $3,106     $2,955
                              =======      =======        ======     ======

   For several years, the tobacco industry has faced a number of issues which have affected volume, operating revenues and operating income. In the first six months of 1994 and subsequently, the industry, including PM Inc., witnessed the proliferation of many of these concerns and the emergence of new issues. These included proposed federal regulatory controls, actual and proposed excise tax increases, governmental and private restrictions on smoking, new and proposed restrictions on tobacco manufacturing, marketing, advertising and sales, increased assertions of adverse health effects associated with both smoking and exposure to tobacco smoke (and legislation or other governmental action seeking to assess the industry with liability therefor)and the diminishing social acceptance of smoking. See Note 2 to Condensed Consolidated Financial Statements.

   Currently, the federal excise tax on cigarettes is $12 per thousand ($.24 per pack). In the first six months of this year, the legislative health care debate produced numerous proposals for increasing the federal excise tax on tobacco, ranging from increases of $1.25 per pack down to $.45 per pack. Legislation currently awaiting action in the Senate and in the House of Representatives contains provisions which are identical and which, if enacted, would result in an increase of $.45 per pack, to be phased in over a five year period commencing August 1, 1995. It is anticipated that higher excise taxes, if implemented, would result in volume declines for PM Inc. and the cigarette industry and might cause shifts between the premium and discount segments.

   Legislation or other governmental action is proposed periodically that not only would increase excise taxes but also would curtail further the advertisement and use of tobacco products. During the first half of 1994, members of Congress and the Administration proposed measures which, if adopted, would ban or severely restrict smoking in workplaces and in buildings permitting public access, require substantial additional health warning and product content information on cigarette packages and in advertising, eliminate the tax deductibility of a portion of the cost of tobacco advertising and authorize the United States Food and Drug Administration to regulate tobacco as an addictive drug.

   It is not possible to determine what, if any, governmental legislation or regulations will be adopted relating to cigarettes or to smoking. However, any or all of the foregoing, if implemented, could have an adverse impact on PM Inc.'s volume, operating revenues and operating income, the amounts of which cannot be determined.

   DOMESTIC TOBACCO. During the first six months of 1994, domestic cigarette industry volume (based on shipments) continued to shift from the discount segment to the premium segment. The premium and discount segments accounted for approximately 67% and 33%, respectively, of the domestic cigarette industry in the first six months of 1994, compared with 60% and 40%, respectively, in the comparable period of 1993. Actions taken by PM Inc. in 1993 in response to the highly price sensitive market environment are discussed below.

   PM Inc.'s domestic volume (based on shipments) was 107.5 billion units for the first six months of 1994, an increase of 17.3% over the comparable 1993 period, reflecting the success of PM Inc.'s new pricing strategy and its marketing and promotional programs. This compared with an industry increase of 9.8%. PM Inc.'s market share for the first six months of 1994 was 44.4%, an increase of 2.8 share points from the comparable 1993 period. In the premium segment, volume in PM Inc.'s brands increased 33.6% in the first six months of 1994, compared with a 22.6% increase for the industry, resulting in a market share gain of 4.3 share points to 53.0%. The Marlboro family's volume was up
18.9 billion units (39.7%) for a 27.4% share of the total industry, as compared with a 21.6% share in the first six months of 1993. In the discount segment, PM Inc.'s shipments decreased 21.4% to 21.3 billion units in the first six months of 1994, compared with an industry decrease of 9.6%, resulting in a decrease of
4.1 share points in this segment to 26.8%. (See below for a discussion of volume changes in the second quarter of 1994.)

   Since the implementation of the strategy announced on April 2, 1993 and subsequent actions taken by PM Inc. (see below), Nielsen retail sales data indicate share gains for PM Inc. and Marlboro, growing from their low point of 41.6% and 22.0%, respectively, in March 1993 to 46.7% and 28.9%, respectively, in June 1994. Additionally, retail share of PM Inc.'s other premium brands, as a group, climbed to 8.9% in June 1994, up from 8.3% in August 1993, when PM Inc. lowered their wholesale list prices. (March 1993 retail market shares have been restated to reflect PM Inc.'s change to a more representative Nielsen survey of retail outlets. Previously reported retail market shares for PM Inc. and Marlboro in March 1993 were 41.7% and 22.1%, respectively.)

   During the first six months of 1994, the Company's domestic tobacco operating revenues increased 2.9% due primarily to volume increases ($898 million) and favorable product mix ($452 million), partially offset by price decreases ($1.2 billion). Operating income for the first six months of 1994 decreased 4.5% from the comparable 1993 period, due primarily to price decreases ($1.2 billion), partially offset by volume increases ($593 million), favorable product mix, and lower marketing, administration and research costs ($79 million).

   During the second quarter of 1993, PM Inc. implemented an extensive promotional program to reduce the average retail price of Marlboro cigarettes. This action, which represented a major shift in its domestic tobacco pricing strategy, was intended to restore lost market share and improve long-term profitability. The market share results of the Marlboro brand price promotion exceeded expectations. Accordingly, during the third quarter of 1993, PM Inc. announced certain actions designed to continue its share recovery strategy. Specifically, PM Inc. created a two category pricing structure for its tobacco brands, premium and discount. In the premium segment, PM Inc. converted its Marlboro retail price promotion into an equivalent wholesale list price reduction that applied to all its other premium brands as well. In the discount segment, PM Inc. raised the net list price of its deep discount products. Its other discount brands are being offered at the same net list price. These strategies effectively narrowed the price gap between PM Inc.'s premium cigarette brands and competitors' discount products. The strategy has thus far proved successful, with PM Inc. recording share and volume gains for Marlboro and its other premium brands since lowering prices.

   As part of the U.S. federal budget passed in August 1993, Congress has required, effective January 1, 1994, that domestic cigarette manufacturers use at least 75% American-grown tobacco, which is more expensive than imported tobacco, in their products. Due to the high content of American-grown tobacco already used in PM Inc.'s products and in those exported by PM International, this new requirement has not had, and is not expected to have, a material adverse impact on tobacco results of operations.

   INTERNATIONAL TOBACCO. Operating revenues increased 7.1% due to favorable volume/mix ($361 million), higher foreign excise taxes ($190 million) and price increases ($126 million), partially offset by currency movement ($102 million). Total international unit volume increased 33 billion units (14.2%) to 264 billion units. Volume gains were recorded in Germany, France, Spain, Central and Eastern Europe, the Middle East, Japan, Korea, Argentina and Brazil. In Italy, volume continued to grow, excluding the effect of an inventory replenishment in early 1993 following a union strike. Volume declined in Turkey reflecting difficult economic conditions. The Company's market share trends remain positive in its major international markets with record shares achieved in Germany, Italy, France, Belgium, Holland, Finland, Japan, Korea, Hong Kong, Singapore, Argentina and Brazil. International volume continued to grow for the Company's U.S. heritage brands, such as Marlboro, Chesterfield, L&M, Virginia Slims, Parliament and Philip Morris. Operating income increased 18.2% due primarily to volume/mix increases ($209 million) and price increases and lower costs (aggregating $163 million), partially offset by higher marketing expenses ($79 million) and currency movement ($54 million).

                                    For the Three Months ended June 30,
                                    -----------------------------------
                               Operating Revenues          Operating Income
                               ------------------          ----------------
                                               (in millions)
                               1994         1993           1994       1993
                              ------       ------         ------     ------
Domestic tobacco              $2,924       $2,724         $  858     $  686
International tobacco          4,265        3,994            688        577
                              ------       ------         ------     ------

Total                         $7,189       $6,718         $1,546     $1,263
                              ======       ======         ======     ======

  DOMESTIC TOBACCO. During the second quarter of 1994, domestic cigarette industry volume (based on shipments) continued to shift from the discount segment to the premium segment. The premium and discount segments accounted for approximately 68% and 32%, respectively, of the domestic cigarette industry in the second quarter of 1994, compared with 59% and 41%, respectively, in the comparable period of 1993.

   PM Inc.'s domestic volume (based on shipments) was 57.9 billion units for the second quarter of 1994, an increase of 21.9%, compared with an industry increase of 11.1%. PM Inc.'s volume increase reflects the success of PM Inc.'s new pricing strategy and its marketing and promotional programs. However, the increase was inflated by a reduction in wholesale inventories in the second quarter of 1993, which lowered shipments, as well as by a small increase in trade inventories this year as wholesalers accelerated their purchases in anticipation of a possible rise in the federal excise tax. PM Inc.'s market share was 45.6%, up 4.0 share points from the comparable 1993 period. In the premium segment, volume in PM Inc.'s brands increased 42.4% in the quarter, compared with a 27.3% increase for the industry, resulting in a market share gain of 5.7 share points to 54.4%. The Marlboro family's volume was up 11.6 billion units (46.6%) for a 28.8% share of the total industry, as compared with a 21.9% share in the second quarter of 1993. In the discount segment, PM Inc.'s shipments decreased 24.5% to 11.0 billion units, compared with an industry decrease of 12.5%, resulting in a loss of 4.3 share points in this segment to 27.0%.

   PM Inc.'s domestic tobacco operating revenues increased 7.3% due primarily to volume increases ($589 million) and favorable product mix ($282 million), partially offset by price decreases ($679 million). Operating income increased 25.1% from the comparable 1993 period, due primarily to volume increases ($389 million), favorable product mix, and lower marketing administration and research costs ($176 million), partially offset by price decreases ($674 million).

   INTERNATIONAL TOBACCO. Operating revenues increased 6.8% due primarily to favorable volume/mix ($184 million), higher foreign excise taxes ($117 million) and price increases ($44 million), partially offset by currency movement ($43 million). Total international unit volume increased 18 billion units (16.3%) to 128 billion units. Volume gains were recorded in Germany, Italy, France, Spain, Central and Eastern Europe, the Middle East, Japan, Korea, Argentina and Brazil. Volume declined in Turkey reflecting difficult economic conditions. The Company's market share trends remain positive in its major international markets, with record shares achieved in Germany, Italy, France, Belgium, Holland, Finland, Japan, Korea, Hong Kong, Singapore, Argentina and Brazil. International volume continued to grow for the Company's U.S. heritage brands, such as Marlboro, Chesterfield, L&M, Virginia Slims, Parliament and Philip Morris. Operating income increased 19.2% due primarily to volume/mix increases ($151 million) and price increases and lower costs (aggregating $67 million), partially offset by higher marketing expenses ($53 million) and currency movement ($41 million).

Food
- ----

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                               Operating Revenues          Operating Income
                               ------------------          ----------------
                                               (in millions)
                               1994         1993           1994       1993
                              -------      -------        ------     ------
North American food           $10,659      $10,626        $1,342     $1,283
International food              4,630        4,620           487        505
                              -------      -------        ------     ------

Total                         $15,289      $15,246        $1,829     $1,788
                              =======      =======        ======     ======

   NORTH AMERICAN FOOD. During the first six months of 1994, operating revenues increased slightly due to volume increases ($312 million) and price increases ($186 million), partially offset by the impact of dispositions, net of acquisitions ($413 million) and currency movement ($52 million). In the fourth quarter of 1993, the Company sold its frozen desserts and frozen vegetable businesses. Volume rose from increases in cheese, coffee, processed meats, bakery, cereals, desserts, beverages, frozen pizza, frozen meals, foodservice and Canadian operations. Volume declined in dinners and enhancers (rice products, stuffing mixes and syrups) and commodity oil products. Operating income increased 4.6% over the comparable 1993 period, due primarily to volume increases ($122 million) and price increases net of cost increases ($12 million), partially offset by higher marketing, administration and research costs ($85 million).

   In May 1994, new labeling requirements for food products, issued by the U.S. Food and Drug Administration, became effective. Compliance with the new requirements has not had, and is not expected to have, a material adverse impact on domestic food results of operations.

   INTERNATIONAL FOOD. Operating revenues for the first six months of 1994 increased slightly due primarily to acquisitions ($271 million) and price increases, partially offset by currency movement ($322 million). Volume grew in confectionery driven by new product launches and in coffee due primarily to higher sales in anticipation of recently announced price increases. Grocery and cheese volumes were down due to intense price competition in several European markets. Operating income decreased 3.6% from the comparable 1993 period, due primarily to currency movement ($55 million), partially offset by acquisitions ($24 million) and price increases.

                                    For the Three Months Ended June 30,
                                    -----------------------------------
                               Operating Revenues         Operating Income
                               ------------------         ----------------
                                               (in millions)
                               1994         1993           1994       1993
                              ------       ------         -----      -----
North American food           $5,468       $5,369         $ 704      $ 662
International food             2,402        2,451           245        265
                              ------       ------         -----      -----

Total                         $7,870       $7,820         $ 949      $ 927
                              ======       ======         =====      =====

   NORTH AMERICAN FOOD. During the second quarter of 1994, operating revenues increased 1.8% due primarily to price increases ($103 million) and volume increases ($254 million), partially offset by the impact of dispositions, net of acquisitions ($224 million) and currency movement ($35 million). Volume increased in cheese; in cereals, processed meats and bakery due primarily to new product introductions and line extensions; in beverages as a result of price repositioning in 1993; in pourable dressings and frozen pizza due to category growth; and in coffee due primarily to higher sales in advance of recently announced price increases, driven by recent increases in commodity costs.
Volume also grew in foodservice and Canadian operations, but declined in dinners and enhancers (rice products, stuffing mixes and syrups) and commodity oil products. Operating income increased 6.3% over the comparable 1993 period, due primarily to volume increases ($112 million) and price increases net of cost increases ($16 million), partially offset by higher marketing, administration and research costs ($83 million) and currency movement ($6 million).

   INTERNATIONAL FOOD. Operating revenues for the second quarter of 1994 decreased 2.0% due primarily to currency movement ($128 million), partially offset by the impact of acquisitions ($27 million) and price increases. Volume grew in confectionery driven by new product launches and in coffee due primarily to higher sales in anticipation of recently announced price increases. Grocery and cheese volumes were down due to intense price competition in several European markets. Operating income decreased 7.5% from the comparable 1993 period, due primarily to currency movement ($28 million), partially offset by price increases.

Beer
____

SIX MONTHS ENDED JUNE 30

   Operating revenues for the first six months of 1994 increased $88 million (4.1%) from the comparable 1993 period. This increase was due to volume increases ($11 million), the acquisition of Molson Breweries U.S.A. Inc. in the second quarter of 1993 ($71 million) and price/mix favorabilities ($39 million), partially offset by the disposition of distributorships ($34 million). Unit volume (based on shipments) increased 3.0% in the first six months of 1994 reflecting strong growth in premium brands (7.8%), partially offset by a decrease in budget brands. Premium brand growth was led by ice-brewed product introductions. Miller Lite volume declined, but volume for the Lite brand family grew due to the introduction of Lite Ice. Operating income increased $25 million (10.8%) over the comparable 1993 period, due primarily to higher volume ($5 million) and price/mix favorabilities ($21 million).

   Periodically, legislation is proposed which would increase excise taxes and curtail the advertisement of beer. If implemented, such legislation could result in volume, operating revenues and operating income declines.

QUARTER ENDED JUNE 30

   Operating revenues for the second quarter of 1994 increased $32 million (2.7%) from the comparable 1993 period. This increase was due primarily to price/mix increases ($39 million) and volume increases ($14 million), partially offset by the disposition of distributorships. Unit volume (based on shipments) increased 1.2% reflecting the strong performance of the Company's premium brand
portfolio, which had volume increases of 5.7% for the quarter.   Premium growth
was led by better-than-expected sales of Miller's new ice-brewed products. Partially offsetting this increase was a volume decline for the Company's budget brands. Miller Lite volume declined, but volume for the Lite brand family grew due to the success of Lite Ice. Volume increased in Molson brands. Operating income increased $15 million (10.8%) from the comparable 1993 period, due primarily to price/mix increases ($23 million) and volume increases ($6 million), partially offset by higher marketing expenses ($15 million).

Financial Services and Real Estate
__________________________________

SIX MONTHS ENDED JUNE 30

   For the first six months of 1994, operating revenues from financial services and real estate operations increased 43.7% and operating income increased 20.4% from the comparable 1993 period driven by increased residential land sales in Southern California and Colorado. Operating income from financial services increased 6.3% over the comparable 1993 period, due primarily to gains from sales of marketable securities, partially offset by lower levels of finance asset investments.

QUARTER ENDED JUNE 30

   During the second quarter of 1993, operating revenues and operating income from financial services and real estate operations increased 88.9% and 28.9%, respectively, from the second quarter of 1993 driven by increased residential land sales in Southern California and Colorado. Operating income from financial services was flat, reflecting gains on sales of equity securities, offset by lower levels of finance asset investments.

Cash Provided and Used
______________________

Net Cash Provided by Operating Activities
_________________________________________

   Cash provided by operating activities was $2.3 billion for the first six months of 1994, compared with $2.8 billion in the 1993 period. The decrease was due primarily to more cash used for working capital items in 1994 and payment of accreted interest on matured zero coupon bonds, partially offset by higher earnings.

   Free cash flow is a measure of excess cash generated by a company and is available for debt repayment, share repurchase and acquisitions. The Company defines free cash flow as cash provided by operating activities less capital expenditures, dividends paid to stockholders and net investments in finance assets. For the first six months of 1994, consolidated free cash flow totaled $1.1 billion, as compared to $833 million in the comparable 1993 period. The increase was due primarily to lower net investments in finance assets and higher earnings, partially offset by more cash used for working capital items in 1994 and payment of accreted interest on matured zero coupon bonds.

Net Cash Used in Investing Activities
_____________________________________

   Cash used in investing activities for the first six months of 1994 was $44 million, compared with $3.4 billion for the comparable 1993 period. The decrease reflects a $2.4 billion decrease in cash used for acquisitions, net of dispositions, as well as a $575 million increase in net proceeds from finance assets. Capital expenditures were $607 million in the first six months of 1994, of which 59% related to food operations and 31% related to tobacco operations.

   During the first half of 1993, the Company acquired Freia Marabou a.s, Scandinavia's leading confectionery company, at a cost of approximately $1.3 billion, a North American ready-to-eat cereal business at a cost of $454 million and Terry's Group in the United Kingdom for $295 million. In addition, the Company acquired a 20% equity interest in Molson Breweries in Canada and 100% of Molson Breweries U.S.A., at a cost of $295 million. The Company also increased its investment in tobacco operations in Central and Eastern Europe.

Net Cash Used in Financing Activities
_____________________________________

   During the first six months of 1994, the Company's net cash used in financing activities was $2.2 billion, compared with $100 million during the first six months of 1993. The change reflects a $446 million net repayment of debt in 1994 compared with a $2.2 billion net issuance of debt in the 1993 period, as well as $554 million of common stock purchases in 1994 compared with $1.2 billion in the 1993 period. Cash used in financing activities for the first six months of 1994 was due primarily to the purchase of common stock ($554 million), cash dividends paid ($1.2 billion) and net repayment of consumer products' long-term debt ($942 million), partially offset by net issuance of consumer products' short-term borrowings ($631 million).

   The Company may continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

   At June 30, 1994, the Company's ratio of consumer products debt to total equity was 1.29, down from 1.41 at December 31, 1993. The change reflects an increase in stockholders' equity which was due primarily to net earnings in the first half of 1994 and favorable movement in the currency translation adjustment ($461 million), partially offset by dividends declared and purchases of common stock.

   Dividends paid in the first six months of 1994 increased 2.1% over the comparable period of 1993, reflecting a 6.2% increase in the annual dividend rate to $2.76 per share from $2.60 per share, partially offset by a lower number of outstanding shares of stock.

   During the first six months of 1994, the Company repurchased 12.4 million shares of its common stock at an aggregate cost of $639 million; 7.7 million shares were repurchased in the second quarter of 1994. These purchases were made in accordance with the Company's November 1991 announcement of its intention to spend up to $2 billion to repurchase common stock in open market transactions; in May 1992, the Board of Directors authorized an additional $3 billion for such purchases. Through June 30, 1994, cumulative purchases under the program totaled 64.3 million shares at a cost of $4.5 billion. On February 23, 1994, the Board of Directors extended through December 30, 1994, the existing authority to repurchase the Company's shares, which was scheduled to expire in May 1994.

Contingencies
_____________

   See Note 2 to the Condensed Consolidated Financial Statements.

                          Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

        Reference is made to Note 2.  Contingencies.

Item 4. Submission of Matters to a Vote of Security Holders.

        The annual meeting of stockholders was held in Richmond, Virginia on April 21, 1994. 717,306,701 shares of Common Stock, 81.8% of outstanding shares, were represented in person or by proxy.

        The following eighteen directors were elected to a one-year term expiring in 1995:

                                                  Number of Shares
                                     -----------------------------------------
                                     For                    Withheld
                                     -----------            ----------
Elizabeth E. Bailey                  710,549,911             6,756,790
Murray H. Bring                      710,786,425             6,520,276
Harold Brown                         710,458,314             6,848,387
William H. Donaldson                 710,737,939             6,568,762
Paul W. Douglas                      710,513,783             6,792,918
Jane Evans                           710,409,078             6,897,623
Robert E. R. Huntley                 710,639,777             6,666,924
Hamish Maxwell                       698,108,179            19,198,522
Michael A. Miles                     710,027,915             7,278,786
Rupert Murdoch                       705,405,515            11,901,186
William Murray                       710,731,533             6,575,168
John D. Nichols                      710,588,422             6,718,279
Richard D. Parsons                   708,394,678             8,912,023
Roger S. Penske                      710,584,832             6,721,869
John S. Reed                         710,577,610             6,729,091
John M. Richman                      710,585,266             6,721,435
Hans G. Storr                        713,820,610             3,486,091
Stephen M. Wolf                      713,442,873             3,863,828

        The selection of Coopers & Lybrand as auditors was approved: 707,117,746 shares, 99.2% of those voting, voted in favor; 5,941,489 shares, 0.8%, voted against and 4,247,466 shares abstained.

Four stockholder proposals were defeated:

Proposal One: That the Board of Directors direct management to cease trading on the National Cheese Exchange: 14,987,537 shares, 2.7% of the shares voting on the proposal, voted in favor; 532,267,042 shares, 97.3%, voted against and 170,052,122 shares abstained;

Proposal Two: That the Company refrain from efforts to oppose legislation geared to restrict smoking in public places, etc.: 27,231,505 shares, 5.2% of the shares voting on the proposal, voted in favor; 498,642,705 shares, 94.8%, voted against and 191,432,491 shares abstained;

Proposal Three: That the Company establish a Committee of the Board to review how tobacco farmers can be helped in efforts at conversion from dependency on tobacco farming: 22,152,586 shares, 4.2% of the shares voting on the proposal, voted in favor; 505,125,155 shares, 95.8%, voted against and 190,028,960 shares abstained; and

Proposal Four: That the Board of Directors redeem the shareholder rights issued in 1989: 235,776,977 shares, 42.8% of the shares voting on the proposal, voted in favor; 315,202,823, 57.2%, voted against and 166,326,901 shares abstained.

Item 5.  Other Information.

         On June 19, 1994, Michael A. Miles resigned as Chairman of the Board and Chief Executive Officer. William Murray was named Chairman of the Board and Geoffrey C. Bible was named Chief Executive Officer.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits

         10 Settlement Agreement and Release, dated as of June 17, 1994 between the Company and Michael A. Miles.

         12 Statement regarding computation of ratios of earnings to fixed charges.

   (b) Reports on Form 8-K. During the quarter for which this report is filed, the Registrant filed a Current Report on Form 8-K, dated May 25, 1994, reporting a decision of the Board of Directors with respect to the Company's food and tobacco businesses.
___________

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

DATE           August 15, 1994