Form 10-Q
period 1994-09-30
PHILIP MORRIS COMPANIES INC
filed 1994-11-14
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X        No
                                          ________         ______

   At October 31, 1994, there were 859,394,687 shares outstanding of the registrant's common stock, par value $1 per share.

                          PHILIP MORRIS COMPANIES INC.


                               TABLE OF CONTENTS

                                                                     Page No.
PART I -  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited).

         Condensed Consolidated Balance Sheets as at
              September 30, 1994 and December 31, 1993                3 - 4

         Condensed Consolidated Statements of Earnings for the
              Nine Months Ended September 30, 1994 and 1993             5

              Three Months Ended September 30, 1994 and 1993            6

         Condensed Consolidated Statements of Stockholders'
              Equity for the Year Ended December 31, 1993
              and the Nine Months Ended September 30, 1994              7

         Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1994 and 1993           8 - 9

         Notes to Condensed Consolidated Financial Statements        10 - 14

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                   15 - 24


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                             25

Item 6.  Exhibits and Reports on Form 8-K.                              25

Signature                                                               26

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                 Philip Morris Companies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                  (Unaudited)


                                               September 30,  December 31,
                                                   1994           1993
                                               -------------  ------------
ASSETS
CONSUMER PRODUCTS
  Cash and cash equivalents                       $   354       $   182
  Receivables, net                                  4,852         3,982

  Inventories:
    Leaf tobacco                                    2,692         3,030
    Other raw materials                             2,107         1,695
    Finished product                                2,909         2,633
                                                  -------       -------
                                                    7,708         7,358

  Other current assets                              1,326         1,286
                                                  -------       -------
    Total current assets                           14,240        12,808

  Property, plant and equipment, at cost           18,017        16,930
    Less accumulated depreciation                   7,152         6,467
                                                  -------       -------
                                                   10,865        10,463
  Goodwill and other intangible assets
    (less accumulated amortization of
     $3,209 and $2,727)                            19,909        19,746

  Other assets                                      2,636         2,529
                                                  -------       -------
    Total consumer products assets                 47,650        45,546

FINANCIAL SERVICES AND REAL ESTATE
  Finance assets, net                               4,516         4,869
  Real estate held for development and sale           403           489
  Other assets                                        313           301
                                                  -------       -------
    Total financial services and
      real estate assets                            5,232         5,659
                                                  -------       -------
      TOTAL ASSETS                                $52,882       $51,205
                                                  =======       =======

           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (continued)
                            (in millions of dollars)
                                  (Unaudited)

                                              September 30,   December 31,
                                                   1994           1993
                                              -------------   ------------
LIABILITIES
CONSUMER PRODUCTS
  Short-term borrowings                          $   125        $   268
  Current portion of long-term debt                  757          1,738
  Accounts payable                                 2,719          3,137
  Accrued taxes, except income taxes               1,263            860
  Accrued marketing                                2,291          1,619
  Other accrued liabilities                        3,280          3,492
  Income taxes                                     1,872          1,853
  Dividends payable                                  717            572
                                                 -------        -------
    Total current liabilities                     13,024         13,539

  Long-term debt                                  14,850         14,358
  Deferred income taxes                              495            361
  Accrued postretirement health care costs         2,105          2,031
  Other liabilities                                4,841          4,622
                                                 -------        -------
    Total consumer products liabilities           35,315         34,911

FINANCIAL SERVICES AND REAL ESTATE
  Short-term borrowings                              881            929
  Long-term debt                                     707            863
  Deferred income taxes                            2,899          2,706
  Other liabilities                                  141            169
                                                 -------        -------
    Total financial services and
      real estate liabilities                      4,628          4,667
                                                 -------        -------

    Total liabilities                             39,943         39,578

Contingencies (Note 2)

STOCKHOLDERS' EQUITY
  Common stock, par value $1.00 per share
    (935,320,439 shares issued)                      935            935
  Earnings reinvested in the business             17,175         15,718
  Currency translation adjustments                   (71)          (711)
                                                 -------        -------
                                                  18,039         15,942
    Less cost of treasury stock
      (74,135,297 and 58,229,749 shares)           5,100          4,315
                                                 -------        -------
    Total stockholders' equity                    12,939         11,627
                                                 -------        -------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                     $52,882        $51,205
                                                 =======        =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                                  For the Nine Months Ended
                                                        September 30,
                                                  -------------------------
                                                   1994              1993
                                                  -------           -------
Operating revenues                                $48,624           $46,187

Cost of sales                                      20,944            20,167

Excise taxes on products                            8,692             7,882
                                                  -------           -------
   Gross profit                                    18,988            18,138

Marketing, administration and research costs       11,274            11,088

Amortization of goodwill                              433               419
                                                  -------           -------
   Operating income                                 7,281             6,631

Interest and other debt expense, net                  941             1,068
                                                  -------           -------
   Earnings before income taxes and cumulative
      effect of accounting change                   6,340             5,563

Provision for income taxes                          2,707             2,334
                                                  -------           -------

   Earnings before cumulative effect of
      accounting change                             3,633             3,229

Cumulative effect of change in method of
   accounting for postemployment benefits
   (net of income tax benefit of $297 million)                         (477)
                                                  -------           -------
   Net earnings                                   $ 3,633           $ 2,752
                                                  =======           =======

Weighted average number of shares                     871               879
                                                  =======           =======
Per share data:

   Earnings before cumulative effect of
      accounting change                           $  4.17           $  3.68

   Cumulative effect of accounting change                              (.54)
                                                  -------           -------

   Net earnings                                   $  4.17           $  3.14
                                                  =======           =======
   Dividends declared                             $ 2.205           $  1.95
                                                  =======           =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                                For the Three Months Ended
                                                      September 30,
                                                --------------------------
                                                 1994               1993
                                                -------            -------
Operating revenues                              $16,710            $15,209

Cost of sales                                     7,094              6,658

Excise taxes on products                          3,037              2,625
                                                -------            -------
   Gross profit                                   6,579              5,926

Marketing, administration and research costs      3,975              3,734

Amortization of goodwill                            147                138
                                                -------            -------
   Operating income                               2,457              2,054

Interest and other debt expense, net                310                343
                                                -------            -------
   Earnings before income taxes                   2,147              1,711

Provision for income taxes                          917                744
                                                -------            -------

   Net earnings                                 $ 1,230            $   967
                                                =======            =======

Weighted average number of shares                   865                877
                                                =======            =======
Per share data:
   Net earnings                                 $  1.42            $  1.11
                                                =======            =======
   Dividends declared                           $  .825            $   .65
                                                =======            =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1993 and
                    the Nine Months Ended September 30, 1994
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                             Earnings                              Total
                                             Reinvested   Currency      Cost of    Stock-
                                    Common   in the       Translation   Treasury   holders'
                                    Stock    Business     Adjustments   Stock      Equity
                                    ------   ----------   -----------   --------   --------
Balances, January 1, 1993           $  935     $14,867      $ (34)      $(3,205)   $12,563

Net earnings                                     3,091                               3,091
Exercise of stock options
  and issuance of other stock
  awards                                           (51)                     108         57
Cash dividends declared
  $2.60 per share                               (2,280)                             (2,280)
Currency translation adjustments                             (677)                    (677)
Stock purchased                                                          (1,218)    (1,218)
Net unrealized appreciation
  on securities                                     91                                  91
                                    ------     -------      -----       -------    -------

    Balances, December 31, 1993        935      15,718       (711)       (4,315)    11,627


Net earnings                                     3,633                               3,633
Exercise of stock options
  and issuance of other stock
  awards                                          (217)                     286         69
Cash dividends declared
  $2.205 per share                              (1,919)                             (1,919)
Currency translation adjustments                              640                      640
Stock purchased                                                          (1,071)    (1,071)
Decrease in unrealized
  appreciation on securities                       (40)                                (40)
                                    ------     -------      -----       -------    -------

    Balances, September 30, 1994    $  935     $17,175      $ (71)      $(5,100)   $12,939
                                    ======     =======      =====       =======    =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                  (Unaudited)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                        1994             1993
                                                       -------          -------
CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings - Consumer products                       $ 3,531          $ 2,678
             - Financial services and real estate          102               74
                                                       -------          -------
        Net earnings                                     3,633            2,752
Adjustments to reconcile net earnings to
  operating cash flows:
CONSUMER PRODUCTS
  Cumulative effect of accounting change                                    774
  Depreciation and amortization                          1,243            1,197
  Deferred income tax provision                            151             (119)
  Gains on sales of businesses                                               (5)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                      (721)            (471)
    Inventories                                            (80)              92
    Accounts payable                                      (490)              70
    Income taxes                                            21               60
    Other working capital items                            382             (252)
  Other                                                    237              236
FINANCIAL SERVICES AND REAL ESTATE
  Deferred income tax provision                            218              332
  (Increase) decrease in real estate receivables           (45)              60
  Decrease (increase) in real estate held for
    development and sale                                    85              (26)
  Other                                                    (70)             (67)
                                                       -------          -------
        Net cash provided by operating activities
          before interest payment on zero coupon bonds   4,564            4,633

  Interest payment on zero coupon bonds - financial
    services and real estate                              (156)
                                                       -------          -------
        Net cash provided by operating activities        4,408            4,633
                                                       -------          -------

CASH USED IN INVESTING ACTIVITIES

CONSUMER PRODUCTS
  Capital expenditures                                  (1,000)          (1,124)
  Purchases of businesses, net of acquired cash           (153)          (2,628)
  Proceeds from sales of businesses                        100               55
  Other                                                     (1)              (8)
FINANCIAL SERVICES AND REAL ESTATE
  Investments in finance assets                           (418)            (513)
  Proceeds from finance assets                             804              572
                                                       -------          -------
        Net cash used in investing activities          $  (668)         $(3,646)
                                                       -------          -------

           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                            (in millions of dollars)
                                  (Unaudited)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                         1994             1993
                                                       --------         --------
CASH USED IN FINANCING ACTIVITIES
CONSUMER PRODUCTS
  Net issuance of short-term borrowings                $   538          $ 2,201
  Long-term debt proceeds                                   77            1,000
  Long-term debt repaid                                 (1,399)          (1,656)

FINANCIAL SERVICES AND REAL ESTATE
  Net (repayment) issuance of short-term borrowings        (48)              75
  Long-term debt repaid                                    (44)            (290)

Purchase of treasury stock                              (1,009)          (1,218)
Dividends paid                                          (1,774)          (1,723)
Issuance of shares                                          40               28
Other                                                       (5)             (37)
                                                       -------          -------
      Net cash used in financing activities             (3,624)          (1,620)

Effect of exchange rate changes on cash and
  cash equivalents                                          56              (33)
                                                       -------          -------

Cash and cash equivalents:
Increase (decrease) during period                          172             (666)

Balance at beginning of period                             182            1,021
                                                       -------          -------

Balance at end of period                               $   354          $   355
                                                       =======          =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1.  Accounting Policies:
_____________________________

    The interim condensed consolidated financial statements of Philip Morris Companies Inc. (the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year. See Management's Discussion and Analysis on page 15.

    These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's annual report to stockholders for the year ended December 31, 1993.

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

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)

    In March 1994, a Florida state appellate court reversed a lower court ruling and reinstated plaintiffs' class action allegations in a purported class action against the leading United States cigarette manufacturers, in which certain flight attendants, claiming to represent a class of 60,000 individuals, alleged personal injury caused by exposure to environmental tobacco smoke ("ETS") aboard aircraft. The appellate court ordered the trial court to hold further hearings on the class action allegations. The defendants filed a request for review of this ruling by the full panel of the appellate court. The request was denied. In October 1994, defendants asked the Florida Supreme Court to review the March appellate court decision. Concurrently, plaintiffs have served notice of a hearing in the trial court for late November 1994 attempting to secure class certification.

    In May 1994, an action was filed in a Florida state court against the leading United States tobacco manufacturers and others by plaintiffs alleging injury and purporting to represent a class of certain smokers, certain former smokers and their heirs. Plaintiffs cited the Florida appellate reversal discussed above in support of their allegations of class action status. Subsequently, the Company was voluntarily dismissed from this action, which otherwise continues against the tobacco manufacturers, including PM Inc. In October 1994, the trial court granted plaintiffs' motion for class certification. The class, as certified, comprises "all United States citizens and residents and their survivors who have...suffered, presently suffer, or who have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine." Defendants, including PM Inc., will file a notice of appeal in the Florida Third District Court of Appeals.

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

    In March 1994, an action was filed in the United States District Court for the Eastern District of Louisiana against the leading United States cigarette manufacturers and others, including the Company, seeking certification of a class action on behalf of all United States residents who allege that they are addicted, or are the legal survivors of persons who were addicted, to tobacco products. Plaintiffs allege that the cigarette manufacturers manipulated the levels of nicotine in their tobacco products to make such products addictive. In April 1994, a motion for intervention was filed by plaintiffs who have never smoked but claim injury, on behalf of a purported class, from their exposure to ETS resulting from the alleged addiction of smokers to tobacco products. This motion was denied in June 1994. Plaintiffs' motion for class certification is scheduled for hearing in December 1994.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


    In March 1994, two cases were filed in the United States District Court for the Southern District of California against the leading United States cigarette manufacturers and others, including the Company, on behalf of a purported class of persons claiming to be addicted to cigarettes and who have been prescribed treatment through the nicotine transdermal system (known as the "nicotine patch"). Plaintiffs asserted violations of the Racketeer Influenced Corrupt Organizations Act ("RICO") and claimed unspecified actual and treble damages. In April 1994, the two cases, which are virtually identical, were combined in a single amended complaint and plaintiffs' counsel agreed to dismiss the separate second-filed case. In July 1994, defendants filed a motion to dismiss the complaint on the grounds that the complaint fails to state a claim. Subsequently, the Company was dismissed from this action by stipulation of the parties; the action continued against the tobacco manufacturers, including PM Inc. In September 1994, the United States District Court granted defendants' motion to dismiss the complaint with prejudice. Plaintiffs have filed a notice of appeal.

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

    In May 1994, an action was filed in Mississippi state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of Mississippi seeking reimbursement of Medicaid and other expenditures by the State of Mississippi claimed to have been made to treat smoking-related diseases. Plaintiff also seeks an injunction barring defendants from selling or encouraging the sale of cigarettes to minors. In June 1994, defendants removed the case to the United States District Court for the Southern District of Mississippi. In that same month, plaintiff moved to remand the case back to state court. Plaintiff's motion was granted on August 17, 1994 and the case remanded to state Chancery Court. In September 1994, the plaintiff moved to strike defendants' challenges to the sufficiency of the complaint and the subject matter jurisdiction of the Chancery Court. Also in September 1994, defendants moved to transfer the case from the Chancery Court to the Circuit Court. In October 1994, defendants moved for judgment on the pleadings. All three motions are presently pending.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)

    In August 1994, an action was filed in Minnesota state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota seeking reimbursement of Medicaid and other expenditures by the plaintiffs claimed to have been made to treat smoking-related diseases. Plaintiffs assert causes of action of negligent performance of a voluntary undertaking, violation of Minnesota antitrust laws, violation of consumer protection statutes, restitution, and conspiracy. Various motions are pending.

    In September 1994, an action was filed in West Virginia state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of West Virginia seeking reimbursement of Medicaid and other expenditures by the State of West Virginia claimed to have been made to treat smoking-related diseases. Plaintiff asserts causes of action for restitution, public nuisance, negligent performance of a voluntary undertaking, fraud, conspiracy and concert of action, aiding and abetting, violation of consumer protection statutes, and violation of the West Virginia Antitrust Act. Plaintiff also seeks an injunction barring defendants from selling or encouraging the sale of cigarettes to minors.

    The Commonwealth of Massachusetts has enacted legislation specifically authorizing lawsuits similar to that described in the preceding paragraphs.

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

    In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in complaints filed as purported class actions in the United States District Courts in New York, one in the Eastern District and two in the Southern District. In the Eastern District, plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which defendants allegedly shipped more inventory to customers than was necessary to satisfy market demand. In the two cases in the Southern District described above, and in an additional purported class action filed in September in the Southern District against the Company and certain of its directors, plaintiffs assert that defendants violated federal securities laws with statements and omissions regarding the allegedly addictive qualities of cigarettes. In each case, plaintiffs claim to have been misled by defendants' knowing and intentional failure to disclose material information.

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

    In March 1994, the Company and PM Inc. filed an action against American Broadcasting Companies, Inc. and others alleging injury caused by false and defamatory statements made by defendants on various nationally televised news programs. Among the statements giving rise to the action is defendants' claim that tobacco companies, including PM Inc., artificially "spike" and "fortify" their cigarettes sold in the United States with additional nicotine. The Company and PM Inc. seek compensatory and punitive damages totaling $10 billion. Litigation is subject to many uncertainties and the Company and PM Inc. are unable to predict the outcome of this matter. Pretrial discovery continues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
________________________________________________________________________

Operating Results
_________________

                                 For the Nine Months Ended September 30,
                                -----------------------------------------
                                Operating Revenues      Operating Income
                                ------------------      -----------------
                                              (in millions)

                                 1994       1993         1994       1993
                                -------    -------      ------     ------
Tobacco                         $21,820    $19,965      $4,769     $4,249
Food                             23,082     22,712       2,716      2,609
Beer                              3,372      3,255         368        326
Financial services
  and real estate                   350        255         160        161

Amortization of goodwill                                  (433)      (419)
Unallocated corporate
  expenses                                                (299)      (295)
                                -------    -------      ------     ------
Total                           $48,624    $46,187      $7,281     $6,631
                                =======    =======      ======     ======
                                For the Three Months Ended September 30,
                                -----------------------------------------
                                Operating Revenues      Operating Income
                                ------------------      -----------------
                                              (in millions)

                                 1994       1993         1994       1993
                                -------    -------      ------     ------
Tobacco                         $ 7,677    $ 6,551      $1,663     $1,294
Food                              7,793      7,466         887        821
Beer                              1,140      1,111         111         94
Financial services
  and real estate                   100         81          48         68

Amortization of goodwill                                  (147)      (138)
Unallocated corporate
  expenses                                                (105)       (85)
                                -------    -------      ------     ------

Total                           $16,710    $15,209      $2,457     $2,054
                                =======    =======      ======     ======

  Operating revenues of $48.6 billion for the first nine months of 1994 increased $2.4 billion (5.3%) and operating income increased $650 million (9.8%) over the comparable 1993 period. Operating revenues of $16.7 billion for the third quarter of 1994 increased $1.5 billion (9.9%) and operating income increased $403 million (19.6%) over the comparable 1993 period. In the third quarter of 1994, operating income in all consumer product business segments increased over the comparable 1993 period.

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect at January 1, 1993 of adopting SFAS No. 112 reduced 1993 net earnings by $477 million ($.54 per share), net of $297 million of income tax benefits. Adoption of SFAS No. 112 did not materially reduce the first nine months of 1993 earnings before cumulative effect of accounting change.

Operating Results by Business Segment
_____________________________________

Tobacco
_______

                                 For the Nine Months Ended September 30,
                                -----------------------------------------
                                Operating Revenues      Operating Income
                                ------------------      -----------------
                                              (in millions)

                                 1994       1993         1994       1993
                                -------    -------      ------     ------
Domestic tobacco                $ 8,327    $ 7,755      $2,490     $2,320
International tobacco            13,493     12,210       2,279      1,929
                                -------    -------      ------     ------

Total                           $21,820    $19,965      $4,769     $4,249
                                =======    =======      ======     ======

   For several years, the tobacco industry, including PM Inc., has faced a number of issues which have affected volume, operating revenues and operating income. In the first nine months of 1994 and subsequently, these concerns proliferated and new issues emerged. These included proposed federal regulatory controls, actual and proposed excise tax increases, governmental and private restrictions on smoking, new and proposed restrictions on tobacco manufacturing, marketing, advertising and sales, increased assertions of adverse health effects associated with both smoking and exposure to tobacco smoke (and legislation or other governmental action seeking to assess the industry with liability therefor) and the diminishing social acceptance of smoking. See Note 2 to Condensed Consolidated Financial Statements.

   Currently, the federal excise tax on cigarettes is $12 per thousand ($.24 per pack). In the first nine months of this year, the legislative health care debate produced numerous proposals for increasing the federal excise tax on tobacco, ranging from increases of $1.75 per pack down to $.45 per pack. Legislation in the Senate and in the House of Representatives contained provisions which were identical and which, if enacted, would have resulted in an increase of $.45 per pack, to be phased in over a five year period commencing August 1, 1995. Congress adjourned without taking action on these proposals.
It is anticipated that higher excise taxes, if implemented, could result in volume declines for PM Inc. and the cigarette industry and might cause shifts between the premium and discount segments.

   Legislation or other governmental action is proposed periodically that not only would increase excise taxes but also would curtail further the advertisement and use of tobacco products. During the first nine months of 1994, members of Congress and the Administration proposed measures which, if adopted, would ban or severely restrict smoking in workplaces and in buildings permitting public access, require substantial additional health warning and product content information on cigarette packages and in advertising, eliminate the tax deductibility of a portion of the cost of tobacco advertising and authorize the United States Food and Drug Administration to regulate tobacco as an addictive drug.

   It is not possible to determine what, if any, governmental legislation or regulations will be adopted relating to cigarettes or to smoking. However, any or all of the foregoing, if implemented, could have an adverse impact on PM Inc.'s volume, operating revenues and operating income, the amounts of which cannot be determined.

   DOMESTIC TOBACCO. During the first nine months of 1994, domestic cigarette industry volume (based on shipments) shifted from the discount segment to the premium segment. The premium and discount segments accounted for approximately 67% and 33%, respectively, of the domestic cigarette industry in the first nine months of 1994, compared with 62% and 38%, respectively, in the comparable period of 1993. Actions taken by PM Inc. in 1993 in response to the highly price sensitive market environment are discussed below.

   PM Inc.'s domestic volume (based on shipments) was 164.7 billion units for the first nine months of 1994, an increase of 14.5% over the comparable 1993 period, reflecting the success of PM Inc.'s new pricing strategy and its marketing and promotional programs. This compared with an industry increase of 8.2%. PM Inc.'s market share for the first nine months of 1994 was 44.6%, an increase of 2.5 share points from the comparable 1993 period. In the premium segment, volume in PM Inc.'s brands increased 25.8% in the first nine months of 1994, compared with a 16.9% increase for the industry, resulting in a category share gain of 3.8 share points to 53.3%. The Marlboro family's volume was up
24.2 billion units (30.8%) for a 27.8% share of the total industry, as compared with a 23.0% share in the first nine months of 1993. In the discount segment, PM Inc.'s shipments decreased 16.6% to 31.9 billion units in the first nine months of 1994, compared with an industry decrease of 6.2%, resulting in a decrease of 3.3 share points in this segment to 26.5%. (See below for a discussion of volume changes in the third quarter of 1994.)

   Since the implementation of the strategy announced on April 2, 1993 and subsequent actions taken by PM Inc. (see below), Nielsen retail sales data indicate share gains for PM Inc. and Marlboro, growing from their low point of 41.6% and 22.0%, respectively, in March 1993 to 46.2% and 29.3%, respectively, in September 1994. Additionally, retail share of PM Inc.'s other premium brands, as a group, climbed to 8.8% in September 1994, up from 8.3% in August 1993, when PM Inc. lowered their wholesale list prices. (March 1993 retail market shares were restated in the first quarter of 1994 to reflect PM Inc.'s change to a more representative Nielsen survey of retail outlets. Previously reported retail market shares for PM Inc. and Marlboro in March 1993 were 41.7% and 22.1%, respectively.)

   During the first nine months of 1994, the Company's domestic tobacco operating revenues increased 7.4% due primarily to volume increases ($1.1 billion) and favorable product mix ($506 million), partially offset by price decreases ($1.1 billion). Operating income for the first nine months of 1994 increased 7.3% from the comparable 1993 period, due primarily to volume increases ($733 million) and favorable product mix, and lower marketing, administration and research costs ($46 million), partially offset by price decreases ($1.1 billion).

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

   INTERNATIONAL TOBACCO. Operating revenues increased 10.5% due primarily to favorable volume/mix ($588 million), higher foreign excise taxes ($539 million) and price increases ($174 million), partially offset by currency movement ($19 million). Total international unit volume increased 56 billion units (15.8%) to 408 billion units. Volume advanced in most markets, including Germany, Italy, France, Spain, Holland, Belgium, Central and Eastern Europe, the Middle East, Hong Kong, Japan, Korea, Argentina and Brazil. Volume declined in Turkey as poor economic conditions persisted. The Company's market share advanced in most of its major international markets with record shares achieved in Germany, Italy, France, Spain, Holland, Belgium, Switzerland, Finland, Japan, Korea, Hong Kong, Singapore, Argentina and Brazil. International volume continued to grow for Marlboro and the Company's other U.S. heritage brands. Operating income increased 18.1% due primarily to volume/mix increases ($287 million) and price increases and lower costs (aggregating $247 million), partially offset by higher marketing expenses ($122 million) and currency movement ($56 million).

                                For the Three Months Ended September 30,
                                -----------------------------------------
                                Operating Revenues      Operating Income
                                ------------------      -----------------
                                              (in millions)

                                 1994        1993        1994       1993
                                ------      ------      ------     ------
Domestic tobacco                $2,906      $2,488      $  863     $  616
International tobacco            4,771       4,063         800        678
                                ------      ------      ------     ------

Total                           $7,677      $6,551      $1,663     $1,294
                                ======      ======      ======     ======

  DOMESTIC TOBACCO. During the third quarter of 1994, domestic cigarette industry volume (based on shipments) shifted from the discount segment to the premium segment. The premium and discount segments accounted for approximately 68% and 32%, respectively, of the domestic cigarette industry in the third quarter of 1994, compared with 66% and 34%, respectively, in the comparable period of 1993.

   PM Inc.'s domestic volume (based on shipments) was 57.1 billion units for the third quarter of 1994, an increase of 9.6% over the comparable 1993 period, compared with an industry increase of 5.3%. PM Inc.'s volume increase reflects the success of PM Inc.'s new pricing strategy and its marketing and promotional programs. PM Inc.'s market share was 44.9%, up 1.8 share points from the comparable 1993 period. In the premium segment, volume in PM Inc.'s brands increased 13.5% in the quarter, compared with a 7.4% increase for the industry, resulting in a category share gain of 2.9 share points to 53.9%. The Marlboro family's volume was up 5.3 billion units (17.2%) for a 28.6% share of the total industry, as compared with a 25.7% share in the third quarter of 1993. In the discount segment, PM Inc.'s shipments decreased 4.9% to 10.6 billion units, compared with an industry increase of 1.3%, resulting in a loss of 1.6 share points in this segment to 25.8%.

   PM Inc.'s domestic tobacco operating revenues increased 16.8% due primarily to volume increases ($238 million), price increases ($115 million) and favorable product mix ($54 million). Operating income increased 40.1% from the comparable 1993 period, due primarily to volume increases ($140 million), price increases ($89 million) and favorable product mix, partially offset by higher marketing, administration and research costs ($33 million).

   INTERNATIONAL TOBACCO. Operating revenues increased 17.4% due primarily to higher foreign excise taxes ($349 million), favorable volume/mix ($227 million), currency movement ($83 million) and price increases ($48 million). Total international unit volume increased 23 billion units (19.0%) to 144 billion units. Volume advanced in most markets, including Germany, Italy, France, Spain, Holland, Belgium, Central and Eastern Europe, the Middle East, Hong Kong, Korea and Argentina. Volume declined in Turkey as poor economic conditions persisted. The Company's market share advanced in most of its major international markets, with record shares achieved in Germany, Italy, France, Spain, Holland, Belgium, Switzerland, Finland, Japan, Korea, Hong Kong, Singapore, Argentina and Brazil. International volume continued to grow for Marlboro and the Company's other U.S. heritage brands. Operating income increased 18.0% due primarily to price increases and lower costs (aggregating $84 million) and volume/mix increases ($78 million), partially offset by higher marketing expenses ($43 million).

Food
____

                                 For the Nine Months Ended September 30,
                                -----------------------------------------
                                Operating Revenues      Operating Income
                                ------------------      -----------------
                                              (in millions)

                                 1994       1993         1994       1993
                                -------    -------      ------     ------
North American food             $15,952    $15,887      $1,960     $1,864
International food                7,130      6,825         756        745
                                -------    -------      ------     ------

Total                           $23,082    $22,712      $2,716     $2,609
                                =======    =======      ======     ======

   During the first nine months of 1994, NORTH AMERICAN FOOD operating revenues increased 0.4% due to volume increases ($399 million) and price increases, due primarily to rising commodity costs ($303 million), partially offset by the impact of dispositions, net of acquisitions ($562 million) and currency movement ($75 million). Volume rose from increases in cheese; in cereals and processed meats due primarily to new products and line extensions; in frozen pizza due to geographic expansion and category growth; and in foodservice and Canadian operations. Volume declined in commodity oil products, dinners and enhancers (rice products, stuffing mixes and syrups) and coffee (reflecting category contraction from higher pricing due to increased green bean costs). Operating income increased 5.2% over the comparable 1993 period, due primarily to volume increases ($146 million) and price increases, net of cost increases ($100 million), partially offset by higher marketing, administration and research costs ($158 million).

   In October 1994, the Company announced an agreement to sell The All American Gourmet Company (frozen dinners business) to H. J. Heinz Company. Separately, the Company announced that it is in negotiations which may result in the sale of its Kraft Foodservice distribution business.

   In May 1994, new labeling requirements for food products, issued by the U.S. Food and Drug Administration, became effective. Compliance with the new requirements has not had, and is not expected to have, a material adverse impact on domestic food results of operations.

   Operating revenues for INTERNATIONAL FOOD increased 4.5% due primarily to acquisitions ($284 million) and price increases, partially offset by currency movement ($232 million). Volume grew in coffee, due partly to acquisitions, but also because the trade stepped up their purchases in anticipation of price increases due to higher green bean costs. Confectionery volume increased, supported by new product launches. Grocery volume was down in several European markets due to intense price competition, partially offset by increases in the Asia/Pacific region due to improved results from key brands. Operating income increased 1.5% from the 1993 period, due primarily to acquisitions ($30 million) and price increases, partially offset by higher marketing, administration and research costs ($57 million) and currency movement ($49 million).

                                For the Three Months Ended September 30,
                                -----------------------------------------
                                Operating Revenues      Operating Income
                                ------------------      -----------------
                                              (in millions)

                                 1994        1993        1994       1993
                                ------      ------      ------     ------
North American food             $5,293      $5,261       $ 618      $ 581
International food               2,500       2,205         269        240
                                ------      ------       -----      -----

Total                           $7,793      $7,466       $ 887      $ 821
                                ======      ======       =====      =====

   During the third quarter of 1994, NORTH AMERICAN FOOD operating revenues increased 0.6% due to price increases ($117 million, due in part to higher coffee prices reflecting high green bean costs in the third quarter) and volume increases ($87 million), partially offset by the impact of dispositions, net of acquisitions ($149 million) and currency movement ($23 million). Volume increased in cheese; in cereals and processed meats due primarily to new product introductions and line extensions; and in frozen pizza due to geographic expansion and category growth. Volume declined in coffee (reflecting category contraction from higher prices), beverages and commodity oils. Operating income increased 6.4% over the comparable 1993 period, due primarily to price increases, net of cost increases ($88 million) and volume increases ($24 million), partially offset by higher marketing, administration and research costs ($73 million).

   Operating revenues for INTERNATIONAL FOOD increased 13.4% due primarily to price increases ($175 million), currency movement ($90 million), volume increases ($16 million) and acquisitions ($13 million). Coffee volume rose in Europe, partly due to acquisitions, but also because the trade stepped up their purchases in anticipation of price increases due to higher green bean costs. Confectionery volume was down, due primarily to hotter-than-normal weather in Europe this summer, partially offset by new product launches. Cheese volume in Europe and grocery volume in the Asia/Pacific region advanced due to acquisitions and improved results from key brands. Operating income increased 12.1% from the 1993 period, due primarily to price increases, net of cost increases ($77 million), partially offset by higher marketing expenses ($52 million).

Beer
____

NINE MONTHS ENDED SEPTEMBER 30

   Operating revenues for the first nine months of 1994 increased $117 million (3.6%) from the comparable 1993 period. This increase was due to the acquisition of Molson Breweries U.S.A. Inc. in the second quarter of 1993 ($71 million), price/mix increases ($61 million) and volume increases ($41 million), partially offset by the disposition of distributorships ($56 million). Unit volume (based on shipments) increased 2.9% in the first nine months of 1994 reflecting strong growth in premium brands (7.8%), partially offset by a decrease in budget brands. Premium brand growth was led by ice-brewed product introductions. Miller Lite volume declined, but volume for the Lite brand family grew due to the introduction of Lite Ice. Operating income increased $42 million (12.9%) over the comparable 1993 period, due primarily to price/mix increases ($33 million) and higher volume ($18 million), partially offset by the disposition of distributorships ($8 million).

   Periodically, legislation is proposed which would increase excise taxes and curtail the advertisement of beer. If implemented, such legislation could result in volume, operating revenues and operating income declines.

QUARTER ENDED SEPTEMBER 30

   Operating revenues for the third quarter of 1994 increased $29 million (2.6%) from the comparable 1993 period. This increase was due to volume increases ($30 million) and price/mix increases ($22 million), partially offset by the disposition of distributorships ($23 million). Unit volume (based on shipments) increased 2.8% reflecting the strong performance of the Company's premium brand portfolio, which had volume increases of 7.7% for the quarter. Premium growth was led by sales of Miller's new ice-brewed products and volume increases for brands imported by Molson Breweries U.S.A. Inc. Partially offsetting this increase was a volume decline for the Company's budget brands. Overall volume for the Lite brand family was higher on the success of Lite Ice, partially offset by a modest decline in Miller Lite. Operating income increased $17 million (18.1%) from the comparable 1993 period, due primarily to volume increases ($13 million) and price/mix increases ($12 million), partially offset by the disposition of distributorships ($7 million).

Financial Services and Real Estate
__________________________________

NINE MONTHS ENDED SEPTEMBER 30

   For the first nine months of 1994, operating revenues from financial services and real estate operations increased 37.3% and operating income decreased 0.6% from the first nine months of 1993. Operating revenues from financial services decreased 14.1% from the comparable 1993 period, due primarily to lower finance asset investment levels, reflecting the sale of the Company's stock and bond portfolio in the first quarter. The proceeds from the sales were not reinvested, but used for a $475 million dividend to Philip Morris Companies Inc. Operating income from financial services decreased 18.8% due primarily to high third quarter 1993 income recorded after the Company revalued its leveraged lease portfolio to account for the new federal income tax rate and lower 1994 finance asset investment income. Operating income from real estate operations increased from 1993 levels, due primarily to higher residential land sales in Southern California and Colorado.

QUARTER ENDED SEPTEMBER 30

   During the third quarter of 1994, operating revenues from financial services and real estate operations increased 23.5% and operating income decreased 29.4% from the third quarter of 1993. Operating revenues from financial services decreased 20.0% due primarily to lower finance asset investment levels versus 1993. Operating income from financial services decreased 48.6% due primarily to high third quarter 1993 income recorded after the Company revalued its leveraged lease portfolio to account for the new federal income tax rate and lower 1994 finance asset investment income. Operating income from real estate operations in 1994 increased from 1993 levels, due primarily to higher residential land sales in Southern California and Colorado.

Cash Provided and Used
______________________

Net Cash Provided by Operating Activities
_________________________________________

   During the first nine months of 1994, cash provided by operating activities was $4.4 billion, compared with $4.6 billion in the first nine months of 1993. The decrease was due primarily to more cash used for working capital items in 1994 and payment of accreted interest on matured zero coupon bonds, partially offset by higher earnings.


   Free cash flow is a measure of excess cash generated by a company and is available for debt repayment, share repurchase and acquisitions. The Company defines free cash flow as cash provided by operating activities less capital expenditures, dividends paid to stockholders and net investments in finance assets. For the first nine months of 1994, consolidated free cash flow totaled $2.0 billion, as compared to $1.8 billion in the comparable 1993 period. The increase was due primarily to lower net investments in finance assets and higher earnings, partially offset by more cash used for working capital items in 1994 and repayment of accreted interest on matured zero coupon bonds.

Net Cash Used in Investing Activities
_____________________________________

   Cash used in investing activities for the first nine months of 1994 was $668 million, compared with $3.6 billion for the comparable 1993 period. The decrease reflects a $2.5 billion decrease in cash used for acquisitions, net of dispositions, as well as a $327 million increase in net proceeds from finance assets. Capital expenditures were $1.0 billion in the first nine months of 1994, of which 60% related to food operations and 31% related to tobacco operations.

   During the first nine months of 1993, the Company acquired Freia Marabou a.s, Scandinavia's leading confectionery company, at a cost of approximately $1.3 billion, a North American ready-to-eat cereal business at a cost of $454 million and Terry's Group in the United Kingdom for $295 million. In addition, the Company acquired a 20% equity interest in Molson Breweries in Canada and 100% of Molson Breweries U.S.A. Inc., at a cost of $295 million. The Company also increased its investment in tobacco operations in Central and Eastern Europe.

Net Cash Used in Financing Activities
_____________________________________

   During the first nine months of 1994, the Company's net cash used in financing activities was $3.6 billion, compared with $1.6 billion during the first nine months of 1993. The change reflects a $490 million net issuance of short-term borrowings in 1994 compared with $2.3 billion in the 1993 period, as well as a $1.4 billion net repayment of long-term debt in 1994 compared with $946 million in the 1993 period. Cash used in financing activities for the first nine months of 1994 also reflects dividends paid ($1.8 billion) and the purchase of common stock ($1.0 billion).

   The Company may continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

   At September 30, 1994, the Company's ratio of consumer products debt to equity ratio was 1.22, down from 1.41 at December 31, 1993. The change reflects an increase in stockholders' equity which was due primarily to net earnings in the first nine months of 1994 and favorable movement in the currency translation adjustment ($640 million), partially offset by dividends declared and purchases of common stock.

   Dividends paid in the first nine months of 1994 increased 3.0% over the comparable period of 1993, reflecting a 6.2% increase in the annual dividend rate to $2.76 per share from $2.60 per share, partially offset by a lower number of outstanding shares of stock. On August 31, 1994, the Board of Directors increased the Company's quarterly dividend by 19.6% (payable October 11), representing an annualized dividend rate of $3.30 per share.

   During the first nine months of 1994, the Company repurchased 19.9 million shares of its common stock at an aggregate cost of $1.1 billion; 7.5 million shares were repurchased in the third quarter of 1994. These purchases were made in accordance with the Company's November 1991 announcement of its intention to spend up to $2 billion to repurchase common stock in open market transactions; in May 1992, the Board of Directors authorized an additional $3 billion for such purchases. Through September 30, 1994, cumulative purchases under the program totaled 71.8 million shares at a cost of $4.9 billion. On August 31, 1994, the Board of Directors authorized a new three-year share repurchase program worth $6 billion. The new program took effect on October 27, 1994, after the balance of the previous repurchase program had been used.

Contingencies
_____________

   See Note 2 to the Condensed Consolidated Financial Statements.

Item 1. Legal Proceedings.

        Reference is made to Note 2.  Contingencies.

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        3.2    By-laws, as amended, of the Company.

        12 Statement regarding computation of ratios of earnings to fixed charges.

        27     Financial Data Schedule.

   (b) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the quarter for which this report is filed.

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

DATE           November 14, 1994