Form 10-K
period 1994-12-31
PHILIP MORRIS COMPANIES INC
filed 1995-03-10
CIK 764180

                                      LOGO
                          PHILIP MORRIS COMPANIES INC.





                                   FORM 10-K
            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
  [_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM       TO

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                               ----------------

  At February 1, 1995, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $51.2 billion. At such date, there were 851,995,058 shares of the registrant's Common Stock outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's annual report to stockholders for the year ended December 31, 1994 are incorporated in Item 1 of Part I, Part II and Part IV hereof and made a part hereof. The registrant's definitive proxy statement in connection with its annual meeting of stockholders to be held on April 27, 1995, to be filed with the Securities and Exchange Commission, is incorporated in Part III hereof and made a part hereof.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(A) GENERAL DEVELOPMENT OF BUSINESS

                                    GENERAL

  Philip Morris Companies Inc. is a holding company whose principal wholly-owned subsidiaries, Philip Morris Incorporated, Philip Morris International Inc., Kraft Foods, Inc. and Miller Brewing Company, are engaged primarily in the manufacture and sale of various consumer products. A wholly-owned subsidiary of the Company, Philip Morris Capital Corporation, engages in various financing and investment activities. As used herein, unless the context indicates otherwise, the term "Company" means Philip Morris Companies Inc. and its subsidiaries. The Company is the largest consumer packaged goods company in the world.*

  Philip Morris Incorporated ("Philip Morris U.S.A.") and its subsidiaries and affiliates are engaged primarily in the manufacture and sale of cigarettes. Philip Morris U.S.A. is the largest cigarette company in the United States. Philip Morris International Inc. ("Philip Morris International") is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes); certain Latin American subsidiaries and affiliates manufacture and sell a wide variety of food products. A subsidiary of Philip Morris International is the leading United States exporter of cigarettes. Marlboro, the principal cigarette brand of these companies, has been the world's largest selling cigarette brand since 1972.

  The Company's food subsidiary, Kraft Foods, Inc. ("Kraft"), is the largest processor and marketer of retail packaged foods in the United States and also sells food ingredients. A wide variety of grocery, coffee, cheese, confectionery and processed meat products are manufactured and marketed by Kraft in Europe, Canada and the Asia/Pacific region.

  Miller Brewing Company ("Miller") is the second largest brewing company in the United States.

                          SOURCE OF FUNDS -- DIVIDENDS

  Because the Company is a holding company, its principal source of funds is dividends from its subsidiaries. The Company's principal wholly-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  In 1994, the Company's significant industry segments were tobacco products (principally cigarettes), food products, beer, and financial services and real estate. Operating revenues, operating profit (together with a reconciliation to operating income) and identifiable assets attributable to each such segment for each of the last three years are set forth in note 11 to the Company's consolidated financial statements and are incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1994.

  In 1994 and 1993, operating profit from tobacco products was approximately 62% of the Company's total operating profit, with Philip Morris U.S.A. and Philip Morris International contributing 33% and 29%, respectively, in each year. Food products, beer, and financial services and real estate accounted for approximately 32%, 4% and 2%, respectively, of the Company's total operating profit in 1994 (33%, 2% and 3%, respectively, in 1993).
- --------
* References to the Company's competitive ranking in its various businesses are based on sales data or, in the case of cigarettes and beer, shipments, unless otherwise indicated.

  During 1993, the Company provided $741 million for the costs of restructuring its worldwide operations. In addition, the Company adopted, effective January 1, 1993, Statement of Financial Accounting Standards ("SFAS") No. 112, which resulted in additional operating expense of $29 million in 1993. Excluding the impacts of the restructuring and SFAS No. 112, the percentages of total operating profit from tobacco, food, beer, and financial services and real estate operations were approximately 59%, 34%, 4% and 3%, respectively, in 1993.

(C) NARRATIVE DESCRIPTION OF BUSINESS

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

  The tobacco industry continues to be subject to health concerns, litigation, legislation, governmental regulation, including tax increases, and privately imposed smoking restrictions, any or all of which could have an adverse impact on the Company.

Domestic Tobacco Products

  Philip Morris U.S.A. is the largest tobacco company in the United States, with total cigarette shipments of 219.4 billion units in 1994 (an increase of 12.7% from 1993), accounting for 44.8% of the cigarette industry's total estimated shipments (an increase of 2.6 share points from 1993). The industry's estimated cigarette shipments in the United States increased by 6.2% in 1994 as compared to 1993, following a decrease of 9% in 1993 from 1992 (which decrease was partially the result of increased distributor buying in 1992 in anticipation of higher cigarette prices and the January 1, 1993 increase in the federal excise tax). The following table sets forth the industry's estimated cigarette shipments in the United States, Philip Morris U.S.A.'s shipments and its share of industry shipments (excluding in all cases export and overseas military shipments):

                                                                   PHILIP MORRIS
    YEARS ENDED                                      PHILIP MORRIS U.S.A. SHARE
    DECEMBER 31                            INDUSTRY*    U.S.A.     OF INDUSTRY*
    -----------                            --------- ------------- -------------
                                           (IN BILLIONS OF UNITS)       (%)
     1994.................................   489.6       219.4         44.8
     1993.................................   461.2       194.7         42.2
     1992.................................   506.9       214.3         42.3

  Philip Morris U.S.A.'s major premium brands are Marlboro, Benson & Hedges, Merit, Virginia Slims and Parliament; its principal discount brands are Basic and Cambridge. All of its brands are marketed to satisfy differing preferences of adult smokers. Philip Morris U.S.A. has been the leading cigarette company in the United States market since 1983.* Marlboro is the largest selling brand in the United States with shipments of 137.7 billion units in 1994 (up 27% from 1993, primarily the result of the strategy implemented by Philip Morris U.S.A. in 1993, as discussed below), with 28.1% of the United States market (23.5% in
1993).

  During the first half of 1993, domestic cigarette industry volume continued to shift from the full price (premium) segment to the discount segment which consists of "generic" and lower-priced cigarettes that have a lower profit margin than premium brands. In April 1993, Philip Morris U.S.A. announced its decision to institute, in the second quarter of 1993, an extensive promotional program to reduce the average retail price of Marlboro cigarettes, a major shift in pricing strategy designed to restore lost market share and improve long-term profitability. In August 1993, Philip Morris U.S.A. lowered the price of its premium brands and raised the price of its discount brands in further response to the highly price sensitive market environment. These changes produced lower profit margins but higher volume. As a result of these strategic initiatives, retail sales data compiled by Nielsen Marketing Research indicate that Marlboro's market share rose from 22% in March 1993 to 30% in December 1994. In addition, such retail sales data indicate that the shift to
- --------
* Source: The Maxwell Consumer Report (issued by Wheat, First Securities,
Inc.).

the discount segment reversed in the second half of 1993. The shift back to the premium segment continued in 1994 (69.9% retail share of the industry in December 1994 compared with 67.6% in December 1993 and 62% in March 1993), although the rate of the shift to the premium segment began to slow in the latter part of 1994. These developments, and their impact on the Company's financial results, are more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A"), incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1994.

  The discount segment of the industry had been growing markedly prior to the third quarter of 1993 and constituted 36.8% of United States industry shipments in 1993, up from 30.2% in 1992. However, after reaching a high of 40.7% of the market in the second quarter of 1993, the discount segment decreased to 32.5% of industry shipments in December 1994, primarily as a result of the industry-wide lower prices on premium brands and higher prices on discount brands. Philip Morris U.S.A. accounted for 26.5% of the smaller discount segment in 1994, down from 29.4% in 1993 (reflecting a decrease in shipments of 15.2% in 1994), primarily the result of the changed product mix.

  Philip Morris U.S.A. cannot predict whether, and there can be no assurance that, the increases in Philip Morris U.S.A.'s shipments, shipment share or retail market share discussed above will continue or the shift in domestic cigarette industry volume from discount brands to premium brands will continue.

International Tobacco Products

  Philip Morris International's total cigarette shipments in 1994 were approximately 536 billion units (an increase of 16.6% from 1993), approximately 10.8% of the world cigarette market (excluding the United States). Philip Morris International estimates that world cigarette industry unit sales (excluding the United States) were approximately 5 trillion units in 1994, which represents a compounded annual increase of approximately 1% over the last five years. Philip Morris International also estimates that the American blend segment of the world market has increased at a higher compounded annual rate over the last five years, approximately 4%. The American blend segment accounted for 98% of shipments by Philip Morris International and its affiliates in 1994. Unit sales of Philip Morris International's principal brand, Marlboro, increased 8.3% in 1994 over 1993 to 260 billion units, 5.2% of the world cigarette market (excluding the United States).

  Subsidiaries and affiliates of Philip Morris International and their licensees have cigarette market shares of at least 15% -- and in a number of instances substantially more than 15% -- in more than 30 markets, including Argentina, Australia, Belgium, the Canary Islands, the Czech Republic, Finland, France, Germany, Hong Kong, Italy, Kuwait, the Netherlands, the Philippines, Singapore, Spain and Switzerland. Philip Morris International's leading international brands are Marlboro, L&M, Bond Street, Philip Morris, Lark, Chesterfield, Merit, Parliament and Virginia Slims.

  A subsidiary of Philip Morris International is the leading United States exporter of cigarettes. It exported 133.6 billion units in 1994, an increase of 16.7% from 1993. These exports constituted 25% of Philip Morris International's total shipments.

  Cigarette prices in many international markets are government-controlled, and this, as well as excise and other tax increases, higher costs, government price restraints and local regulations regarding import quotas and other matters, have restricted, and may continue to restrict, the sales and operating income of Philip Morris International in a number of markets.

  In 1994, Philip Morris International acquired a tobacco company in the Ukraine, agreed to build a new cigarette factory in Kazakhstan, started construction of a leaf processing facility in Malaysia and entered into a contract for the manufacture of a new export brand in China.

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

  Currently, the federal excise tax on cigarettes is $12 per thousand ($.24 per pack). During 1994, increases in the excise tax ranging from $.45 to $1.75 per pack were proposed. Legislation in the United States Senate and House of Representatives contained identical provisions which would have resulted in an increase of $.45 per pack over a five-year period. Congress adjourned in 1994 without taking action on the proposals. It is impossible to predict whether Congress in 1995 will consider excise tax increases. In general, excise taxes, sales taxes and other taxes levied by various states, counties and municipalities affecting cigarettes have been increasing gradually. These taxes vary considerably and, when combined with the current federal excise tax, may be as high as $1.08 per pack.

  In the opinion of Philip Morris U.S.A., past increases in the federal excise taxes and the other taxes discussed above have had an adverse impact on sales of cigarettes. Future increases could result in volume declines for the domestic cigarette industry, including Philip Morris U.S.A., and might cause shifts from the premium segment to the discount segment.

  Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and the sale, promotion and use of cigarettes continues to be subject to increasing governmental regulation. As a result, the tobacco industry is subject to increased governmental restrictions, both in the United States and abroad, decreasing social acceptance of smoking, increased pressure from anti-smoking groups and substantial increases in federal and state taxes. In the opinion of Philip Morris U.S.A., these developments have had, and continue to have, an adverse effect upon tobacco industry sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports which purport to link cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommend various governmental measures to reduce the incidence of smoking. The 1990 and 1992 reports focus upon the purported addictive nature of cigarettes, the purported effects of smoking cessation, the decrease in smoking in the United States and the economic and regulatory aspects of smoking in the Western Hemisphere. The most recent report, released in February 1994, focuses upon cigarette smoking by adolescents, particularly the purported addictive nature of cigarette smoking in adolescence.

  The Comprehensive Smoking Education Act (the "Smoking Education Act"), enacted in 1984, requires cigarette manufacturers and importers to include the following warning statements in rotating sequence on cigarette packages and in advertisements: SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy; SURGEON GENERAL'S WARNING:
Quitting Smoking Now Greatly Reduces Serious Risks to Your Health; SURGEON GENERAL'S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, And Low Birth Weight; and SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide. The Smoking Education Act also covers the size and format of warnings on cigarette packages and in cigarette advertising, and prescribes a modified version of the warnings for outdoor billboard advertisements. In addition to the warning statements, cigarette advertising in the United States must disclose the average "tar" and nicotine deliveries of the advertised brand or variety. Cigarette manufacturers and importers are also required to provide annually to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes, and the Secretary is directed to report to Congress concerning the health effects, if any, of such ingredients. Most of the cigarettes sold by the Company's subsidiaries, affiliates and their licensees are sold in countries where warning statement requirements for cigarette packages have been adopted. In countries where such statements are not legally required, the Company places the U.S. Surgeon General's warnings on all of its cigarette packages.

  Studies with respect to the alleged health risk to nonsmokers of diluted and modified cigarette smoke, often referred to as environmental tobacco smoke ("ETS"), have received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. In 1991, the U.S. Occupational Safety and Health Administration ("OSHA") issued a Request for Information concerning the quality of indoor air, including information regarding ETS. In April 1994, OSHA issued a proposed rule which could, inter alia, ultimately ban smoking in the workplace. Hearings on this proposed rule have begun and are continuing. In January 1993, the United States Environmental Protection Agency (the "EPA") issued a report concluding, among other things, that ETS is a human lung carcinogen and that ETS increases certain health risks for young children. In June 1993, Philip Morris U.S.A. joined five other representatives of the tobacco manufacturing and related industries in a lawsuit against the EPA seeking a declaration that the EPA does not have the authority to regulate ETS, and that, in view of the available scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's final risk assessment be declared arbitrary and capricious. The EPA report, as well as adverse publicity on ETS, have resulted in the enactment of legislation and privately imposed limitations that restrict or ban cigarette smoking in certain public places and some places of employment.

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

  Television and radio advertising of cigarettes is prohibited in the United States and prohibited or restricted in many other countries. Enactments by regulatory agencies and other governmental authorities have restricted or prohibited smoking areas aboard certain common carriers, in certain public places and in some places of employment. Smoking is currently banned on all commercial airline flights, regardless of duration, within and between the 48 contiguous states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico and within Alaska and Hawaii, and on all commercial flights to or from Alaska and Hawaii scheduled for less than six hours. In addition, certain United States airlines have banned smoking on international flights and various foreign airlines have banned smoking on certain flights.

  In February 1994, the United States Food and Drug Administration (the "FDA"), in a letter to an anti-smoking group, stated that it may be possible for the FDA to regulate cigarettes under the drug provisions of the Food, Drug, and Cosmetic Act. The FDA stated that such jurisdiction would arise if it found that manufacturers intend that their products contain nicotine to satisfy an alleged addiction on the part of some of their customers. The FDA stated that any regulation would need to be based upon a record establishing such intent. The letter indicated that regulation of cigarettes under the Food, Drug, and Cosmetic Act could ultimately result in the removal from the market of products containing nicotine at levels that cause or satisfy addiction. While Philip Morris U.S.A. does not believe that cigarettes are addictive, denies the allegation that its products are intended to satisfy an alleged addiction and does not believe that the FDA has the legal authority to regulate its cigarette brands, it cannot predict the ultimate outcome of the FDA's efforts.

  Legislation and other governmental action is proposed periodically at the federal, state and local levels. During 1994, members of Congress and the Administration proposed measures which would ban or severely restrict smoking in workplaces and in buildings with public access, require additional health warning and product content information on packaging and in advertising, eliminate the tax deductibility of a portion of the cost of tobacco advertising and authorize the FDA to regulate tobacco as a drug (see above). Moreover, in recent years various Congressional committees or subcommittees have approved legislation which would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, would establish anti-smoking educational campaigns or anti-smoking programs or provide additional funding for governmental antismoking activities, would further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, would provide that the Federal Cigarette and Labeling Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, would allow state and local governments to restrict the sale and distribution of cigarettes and further restrict certain advertising of cigarettes and would increase, in various ways, the cost of manufacturing cigarettes. Numerous other legislative and regulatory measures have also been proposed at the federal, state and local levels.

  It is not possible to determine what, if any, governmental legislation or regulations will be adopted relating to cigarettes or smoking. However, if any or all of the foregoing were to be implemented, Philip Morris U.S.A.'s volume, operating revenues and operating income could be adversely impacted, in amounts which cannot be determined.

  A number of foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and a number of other countries.

Litigation Involving the Tobacco Industry

  There is litigation pending against the leading United States cigarette manufacturers and others seeking compensatory and, in some cases, punitive damages for cancer and other health effects alleged to have resulted from cigarette smoking or exposure to cigarette smoking. As of December 31, 1994, there were 66 and as of February 15, 1995, 64 such actions pending against the leading United States cigarette manufacturers and others; 47 such cases were pending as of December 31, 1993. Philip Morris U.S.A. was a defendant in 40 actions pending as of December 31, 1994 and 39 such actions pending as of February 15, 1995; there were 22 such cases as of December 31, 1993.

  Note 15 to the Company's consolidated financial statements, which are incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1994, describes smoking and health cases pending against Philip Morris U.S.A. and, in certain instances, the Company, as of January 23, 1995, the date of the Report of Independent Accountants with respect to such financial statements. Item 3 herein describes certain developments in the smoking and health litigation since January 23, 1995. Further reference is made to such note 15 and Item 3.

  Each of the Company and Philip Morris U.S.A. believes, and each has been so advised by counsel, that it has a number of valid defenses to all smoking and health cases pending against it, including, but not limited to, those defenses based on preemption under the United States Supreme Court decision discussed in note 15. In addition, in each such case naming the Company as a defendant, the Company has sought and obtained or is seeking dismissal on the grounds that it is not a proper party to such action. All such cases are, and will continue to be, vigorously defended. It is not possible to predict the outcome of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending action could encourage the commencement of additional similar litigation.

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

Distribution, Competition and Raw Materials

  Philip Morris U.S.A. sells its tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, vending machine operators and the armed services. Subsidiaries and affiliates of Philip Morris International and their licensees market cigarettes and other tobacco products worldwide, directly or through export sales organizations and other entities with which they have contractual arrangements.

  The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the significant methods of competition. Promotional activities include, in certain instances, allowances, the use of incentive items, price reductions and other discounts. This highly competitive market, and Philip Morris U.S.A.'s 1993 initiatives therein, are more fully described in "Tobacco Products -- Domestic Tobacco Products" above and in the MD&A. The tobacco products of the Company's subsidiaries, affiliates and their licensees are extensively advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in many other countries.

  Philip Morris U.S.A. and Philip Morris International's subsidiaries and affiliates and their licensees purchase domestic burley and flue cured leaf tobaccos of various grades and types each year, primarily at domestic auction. In addition, oriental tobacco and certain other tobaccos are purchased outside the United States. The tobacco is then graded, cleaned, stemmed and redried prior to its storage for aging up to three years. Large quantities of leaf tobacco inventory are maintained to support cigarette manufacturing requirements. Tobacco is an agricultural commodity subject to United States government controls, including the tobacco price support (subject to Congressional review) and production adjustment programs administered by the United States Department of Agriculture (the "USDA"), either of which can substantially affect market prices. Philip Morris U.S.A. and Philip Morris International believe there is an adequate supply of tobacco in the world market to satisfy their current production requirements.

  As of January 1, 1994, legislation became effective requiring, subject to financial penalties, the use of at least 75% American-grown tobacco, which is more expensive than imported tobacco, in cigarettes manufactured in the United States. A provision of the Uruguay Round Amendments Act, enacted in December 1994, replaced this requirement with a tariff-rate quota system that would allow a specified quantity of tobacco to be imported at current tariff levels, with additional quantities subject to a significantly higher duty. The United States is currently negotiating quota levels with foreign countries who are traditional exporters of tobacco to the United States. Due to the high content of American-grown tobacco used in Philip Morris U.S.A.'s products and those exported by subsidiaries of Philip Morris International, the domestic purchase requirement has not had, and the new tariff-rate quota system is not expected to have, a material adverse effect on the results of operations of Philip Morris U.S.A. or Philip Morris International.

                                 FOOD PRODUCTS

  Kraft's reporting and management structure currently comprises thirteen business divisions (including Kraft Canada) and Kraft Foods International.

  In 1994, Kraft sold The All American Gourmet Company, which produced frozen meals and side dishes, and entered into an agreement to sell its Kraft Foodservice distribution business. The sale of Kraft Foodservice, which closed early in 1995, will lower Kraft's operating revenues by approximately $3.5 billion but is not expected to have a material effect on Kraft's results of operations.

North America

  Kraft's principal products include ready-to-eat cereals, coffee and other beverages, dinners, desserts, bakery products, cheese and cheese products, vegetable oil-based products, such as salad dressings, margarine and related products, barbecue sauce, confections, cultured dairy products, frozen pizza, meat and poultry products and packaged pasta dinners. Kraft is the largest packaged food company in the United States, marketing such products as processed meat and poultry products, coffee, cheese and cheese products, and salad dressings. Its principal brands include Kraft, Velveeta, Cracker Barrel and Rondele cheese and cheese products, Miracle Whip salad dressing, Philadelphia Brand cream cheese, Cheez Whiz cheese spread, Kraft and Seven Seas pourable dressings, Parkay margarine, Kraft and Bull's-Eye barbecue sauces, Di Giorno pastas, sauces and cheeses, Light n' Lively, Knudsen and Breakstone's cultured dairy products, Tombstone and Jack's frozen pizzas, Oscar Mayer luncheon meats, hot dogs, bacon, ham and other meat products, Louis Rich luncheon meats, poultry franks, turkey bacon and other poultry products, Lunchables lunch combinations, Claussen pickles, Maxwell House, Yuban, Sanka, Brim and Maxim coffees, General Foods International Coffees, Jell-O desserts, Post and Nabisco ready-to-eat cereals, Log Cabin syrups, Kool-Aid, Tang, Crystal Light, Country Time and Capri Sun beverages, Entenmann's and Freihofer's bakery products, including the Entenmann's fat free and cholesterol free bakery line, Oroweat specialty breads, Minute rice, Stove Top stuffing mix, Shake'n Bake coatings, Good Seasons salad dressing mixes, Lender's frozen bagels and Cool Whip toppings.

  Kraft's Food Ingredients Division manufactures certain private label products as well as a variety of industrial food products for sale to other food processors, which products include edible oils, shortenings, whey products, nondairy creamers, confection products, cheese flavorings, seasonings and cheese analogs.

  Kraft Canada is responsible for manufacturing and marketing packaged grocery, coffee and cheese products. Major brand names include Kraft, Miracle Whip, Philadelphia Brand, Jell-O, Post, Kool-Aid, Baker's, Tang, Shake'n Bake, Cool Whip, P'tit Quebec, Maxwell House, Nabob and Magic Moments.

International

  Kraft Foods International is responsible for manufacturing and marketing a wide variety of coffee, confectionery, cheese, packaged grocery and processed meat products in Europe and the Asia/Pacific region. Approximately 93% of Kraft Food International's sales are made in Europe. International brands include a wide variety of the products sold by Kraft, as well as Milka, Tobler, Toblerone, Suchard, Sugus, Freia, Marabou, Daim, Estrella, Callard & Bowser, Terry's, Splendid and Cote d'Or confections, Carte Noire, Gevalia, Grand'Mere, Kenco, HAG, Jacobs Cafe, Jacobs Kronung, Jacques Vabre, Night & Day and Saimaza coffees, Negroni and Simmenthal meats, Miracoli pasta dinners, Dairylea process cheese, Vegemite spread and Hollywood chewing gum.

  In Latin America, certain subsidiaries and affiliates of Philip Morris International manufacture and market a wide variety of food products, including Kibon ice cream, Q-Refres-Ko powdered soft drinks and a number of the products sold by Kraft.

Distribution, Competition and Raw Materials

  Kraft's products are generally sold to supermarket chains, wholesalers, club stores, mass merchandisers, distributors, individual stores and other retail food outlets. Products are distributed through distribution centers, satellite warehouses, company-operated and public cold storage facilities, depots and other facilities. Selling efforts are assisted by national and regional advertising on television and radio and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. The products of Kraft Food Ingredients are sold to food processors, foodservice operators and distributors and retail food stores.

  Products of Kraft Foods International are sold primarily through sales offices and agents abroad. European regional distribution is coordinated from its headquarters offices located in Zurich, Switzerland and through facilities located throughout Europe. The Asia/Pacific area operations are headquartered in Hong Kong. Kraft operations outside of the United States and Canada are directed from the Kraft Foods International headquarters in Rye Brook, New York. Advertising is tailored by product and country to reach targeted audiences.

  Kraft is subject to highly competitive conditions in virtually all aspects of its business. Competitors include large national and international companies and numerous local and regional companies. Its food products also compete with generic products and private label products of food retailers, wholesalers and cooperatives. Kraft competes primarily on the basis of product quality, service, marketing, advertising and price.

  Kraft is a major purchaser of milk, cheese, green coffee beans, poultry, meat cuts, wheat, cocoa, rice, eggs, shortening, vegetable oil, aspartame, flour, fruits and berries, sugar, corn syrup, herbs and spices and tomato products. Kraft continuously monitors worldwide supply and cost trends of these commodities to enable it to take appropriate action to obtain ingredients needed for production.

  Kraft purchases all of its milk requirements and a substantial portion of its cheddar cheese requirements from independent sources, principally from cooperatives and individual producers. The prices for United States milk purchases are substantially influenced by the floor prices established by the milk price support program administered by the USDA. The prices paid for cheese in the United States are based upon or substantially influenced by weekly quotations on the National Cheese Exchange in Green Bay, Wisconsin.

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

  The purchase price of poultry and meat cuts is the major factor in the cost of Kraft's meat products. Poultry and meat prices are cyclical, affected by market supply and demand. Meats for Oscar Mayer processed products are provided primarily by full lot quantity purchases.

  Kraft is also a major user of packaging materials purchased from many suppliers.

  The prices paid for raw materials used in food products generally reflect external factors, among which weather conditions and commodity market activities are significant. Although the prices of the principal raw materials required by Kraft can be expected to fluctuate as a result of government actions and/or market forces (which would directly affect the cost of products and value of inventories), Kraft believes such raw materials generally to be in adequate supply and available from numerous sources.

Regulation

  Almost all of Kraft's United States food products (and packaging materials therefor) are subject to regulations administered by the FDA, or, with respect to products containing meat and poultry, the USDA. Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated foods, establishes ingredients and/or manufacturing procedures for certain standard foods, establishes standards of identity for food, determines the safety of food substances and establishes labelling standards for food products. FDA regulations may, in certain instances, affect the ability of Kraft's United States operating units to develop and market new products and to utilize technological innovations in the processing of existing products. The Nutrition Labelling and Education Act of 1991 (the "NLEA") mandates nutrition labelling on a majority of the food products packaged for sale in the United States. In January 1993, the FDA adopted rules and regulations under the NLEA, including rules requiring extensive re-labelling of virtually all of Kraft's products. Similar rules and regulations were adopted by the USDA to cover meat and poultry products. All such regulations were effective in August 1994. Compliance with the new requirements did not have a material adverse impact on Kraft's results of operations.

  In addition, various states regulate the business of Kraft's United States operating units by licensing dairy plants, enforcing federal and state standards of identity for food, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labelling requirements on food products.

  The prices paid for grade-A raw milk in the United States are controlled in most areas by Federal Milk Marketing Orders or state regulatory agencies. Such orders and agencies establish basic minimum prices, with adjustments based upon usage and geographic location. In some areas, prices for raw milk also include additional premiums charged by suppliers. In addition, the USDA sets a support price, which serves as a floor for the price at which the Commodity Credit Corporation (the "CCC"), an arm of the USDA, will purchase cheese, butter and milk powder. From time to time, Kraft (as well as other cheese producers) sells excess cheese production to the CCC.

  Almost all of the activities of Kraft Foods International and Kraft Canada are subject to the same kinds of regulation as Kraft's United States businesses. Each of the operations and locations of these units is subject to local and national and, in some cases, international (such as the European Community) regulatory provisions. The rules and regulations relate to labelling, packaging, food content, pricing, marketing and advertising and related areas.

                                      BEER

Products

  Miller's brands include Miller Lite and Lite Ice, which together form the Lite franchise; Miller Genuine Draft, MGD Light, Icehouse and Red Dog in the premium segment; Lowenbrau, brewed and sold in the United States under a license agreement with Lowenbrau Munchen AG; the Miller High Life family in the near-premium segment, which includes Miller High Life, Miller High Life Light and Miller High Life Ice; Miller Reserve Amber Ale and Miller Reserve Velvet Stout in the specialty segment; Meister Brau, Milwaukee's Best and Magnum Malt Liquor in the below-premium segment; Sharp's non-alcohol brew; and the Leinenkugel brands from the Jacob Leinenkugel Brewing Co. Miller also owns and operates Molson Breweries U.S.A. Inc., the second largest beer importer in the United States with more than 20 brands from six countries, including the Molson brands from Molson Breweries of Canada and Foster's Lager. Shipment volume for Miller, including imports, exports and non-alcohol brew, increased 2.8% in 1994 compared to 1993. The increase resulted principally from performance by Miller's major ice brands -- Lite Ice, Icehouse and Molson Ice -- as well as Red Dog, which was launched nationwide in the fourth quarter. Miller's premium beer shipments increased by 7.6%, although shipments of Miller Lite and Miller Genuine Draft declined. Shipments of Miller's budget brands also were down, reflecting a shift to premium brands. Premium brands now account for over 80% of Miller's shipment volume.

  The following table sets forth, based on shipments, the industry's sales of beer and brewed non-alcohol beverages as estimated by Miller, Miller's unit sales and its estimated share of industry sales:

    YEARS ENDED                                                    MILLER'S SHARE
    DECEMBER 31                          INDUSTRY       MILLER      OF INDUSTRY
    -----------                        -------------  ------------ --------------
                                       (IN THOUSANDS OF BARRELS)        (%)
     1994.............................    199,083        45,243         22.7
     1993.............................    198,019        44,024         22.2
     1992.............................    197,255        42,221         21.4

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

  The federal excise tax is 32 cents per package of six 12-ounce containers. Excise taxes, sales taxes and other taxes affecting beer are also levied by various states, counties and municipalities. In the opinion of Miller, increases in excise taxes have had, and could continue to have, an adverse effect on sales.

                       FINANCIAL SERVICES AND REAL ESTATE

  Philip Morris Capital Corporation ("PMCC") invests in leveraged and single-investor leases and other tax-oriented financing transactions and third-party financial instruments and also engages in various financing activities for customers and suppliers of the Company's other subsidiaries. Total assets decreased to $5.2 billion at year-end 1994 as compared to $5.7 billion at year-end 1993, reflecting among other things the sale of the majority ($719 million) of its marketable securities portfolio in 1994, with $475 million of the proceeds therefrom being paid as a dividend to the Company.

  Mission Viejo Company ("Mission Viejo"), a wholly-owned subsidiary of PMCC, is engaged principally in land planning, development and sales in Southern California and in the Denver, Colorado area.

                                 OTHER MATTERS

Customers

  None of the Company's business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the Company's results of operations.

Employees

  At December 31, 1994, the Company employed approximately 165,000 people worldwide. Kraft Foodservice, sold in February 1995, had approximately 9,000 employees at December 31, 1994.

Trademarks

  Trademarks are of material importance to all three of the Company's consumer products businesses and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

Environmental Regulation

  The Company and its subsidiaries are subject to various federal, state and local laws and regulations and involved in proceedings thereunder concerning the discharge of materials into the environment or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund"). In 1994, subsidiaries (or former subsidiaries) of the Company were parties to approximately 184 proceedings involving potential liability under Superfund and for other environmental project clean-up costs. The Company and its subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Compliance with such laws and regulations, including the payment of any monetary sanctions resulting from governmental proceedings, and the making of such expenditures are not expected to have a material adverse effect on the Company's results of operations, capital expenditures or competitive position.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

  The amounts of operating revenues, operating profit and identifiable assets attributable to each of the Company's geographic regions and the amount of export sales from the United States for each of the last three fiscal years are set forth in note 11 to the Company's consolidated financial statements incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1994.

  Kraft, Miller and subsidiaries of Philip Morris International export coffee products, grocery products, cheese, processed meats, beer, tobacco and tobacco related products. In 1994, the value of all exports from the United States by these subsidiaries amounted to approximately $5.4 billion.

ITEM 2. DESCRIPTION OF PROPERTY.

TOBACCO PRODUCTS

  Philip Morris U.S.A. owns nine tobacco manufacturing and processing facilities -- six in the Richmond, Virginia area, two in Louisville, Kentucky and one in Cabarrus County, North Carolina. Philip Morris U.S.A. owns or leases other premises and facilities, including an operations center, a research and development facility and various administrative facilities in Richmond and an engineering center in York County, Virginia. Subsidiaries and affiliates of Philip Morris International own or lease cigarette or component manufacturing facilities in 27 countries outside the United States.

FOOD PRODUCTS

  The Company's subsidiaries have 92 manufacturing and processing facilities, 582 distribution centers and depots and 156 various other facilities in the United States, as well as 126 foreign manufacturing and processing facilities in 31 countries and various distribution and other facilities outside the United States. All significant plants and properties used for production of food products are owned, although the majority of the domestic distribution centers and depots are leased.

BEER

  Miller currently owns and operates seven breweries, located in Milwaukee, Wisconsin; Fort Worth, Texas; Eden, North Carolina; Albany, Georgia; Irwindale, California; Trenton, Ohio; and Chippewa Falls, Wisconsin. Miller owns four distributorships and owns or leases warehouses in several locations. During 1994, Miller closed its Fulton, New York brewery and sold two distributorships, its glass-making plant and its can and bottle carrier facility and, in January 1995, sold its malting facility.

GENERAL

  The plants and properties owned and operated by the Company's subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs. In the fourth quarter of 1993, the

Company provided for the costs of restructuring its worldwide operations. The charge related primarily to the downsizing or closure of approximately 40 manufacturing and other facilities. Writedowns of such facilities included in the restructuring charge were $429 million, of which $141 million, $211 million and $77 million related to tobacco, food and beer facilities, respectively. During 1994, the Company downsized or closed 21 manufacturing or other facilities.

ITEM 3. LEGAL PROCEEDINGS.

  Reference is made to "Tobacco Products -- Litigation Involving the Tobacco Industry" under Item 1 and to note 15 to the Company's consolidated financial statements incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1994 for a description of certain legal proceedings relating to smoking and health, to the above-referenced note 15 for a description of certain pending purported shareholder class actions and to "Environmental Regulation" under Item 1 for a description of certain proceedings relating to environmental compliance.

  Note 15 describes an action filed in the United States District Court for the Eastern District of Louisiana, in March 1994, in which plaintiffs made certain allegations against the leading United States cigarette manufacturers and others, including the Company, and sought certification of a class action. On February 17, 1995, the court conditionally certified the class for certain issues, including fraud, breach of warranty, intentional tort, negligence, strict liability, consumer protection and punitive damages. However, the court declined to certify a class on the issues of injury in fact, causation, reliance, compensatory damages, the availability of certain affirmative defenses and on plaintiffs' claim for medical monitoring. Defendants, including the Company, will seek an appeal to the United States Court of Appeals for the Fifth Circuit.

  Another matter described in note 15 involves a statute enacted by the Florida legislature in May 1994, the constitutionality of which is being challenged by Philip Morris U.S.A. and others in an action filed in Florida State Court in June 1994. On February 19, 1995, Philip Morris U.S.A. and one other party petitioned the Supreme Court of Florida to prohibit two purported state agencies from filing and maintaining an action against the tobacco industry under the statute. On February 21, 1995, an action against the tobacco industry was filed under the statute. Philip Morris U.S.A. and the other petitioner are awaiting a decision on their February 19, 1995 petition.

  Another matter described in note 15 concerns an action filed by the Attorney General of Mississippi in May 1994 in Mississippi State Court against the leading United States cigarette manufacturers and others, including the Company, seeking the reimbursement of Medicaid and other expenditures which plaintiffs claim were made by the State to treat smoking-related injuries. In October 1994, the defendants, including Philip Morris U.S.A., moved for judgment on the pleadings. On February 20, 1995, defendants' motion was denied by the court. Further, plaintiffs' motion to strike certain of defendants' affirmative defenses was granted. Defendants are considering several possible appellate alternatives.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.
                               ----------------

EXECUTIVE OFFICERS OF THE COMPANY

  The following are the executive officers of the Company as of March 1, 1995:

          NAME                                     OFFICE                           AGE
          ----                                     ------                           ---
Geoffrey C. Bible....... Chairman of the Board and Chief Executive Officer           57
Murray H. Bring......... Executive Vice President, External Affairs, and General
                          Counsel                                                    60
James M. Kilts.......... Executive Vice President, Worldwide Foods                   47
Hans G. Storr........... Executive Vice President and Chief Financial Officer;
                          Chairman and Chief Executive Officer of PMCC               63
Lawrence A. Gates....... Senior Vice President, Human Resources and Administration   57
Marc S. Goldberg........ Senior Vice President, Planning and Worldwide Tobacco
                          Operations                                                 51
Bruce S. Brown.......... Vice President, Taxes                                       55
Katherine P. Clark...... Vice President and Controller                               46
G. Penn Holsenbeck...... Vice President, Associate General Counsel and Secretary     48
George R. Lewis......... Vice President and Treasurer                                53
William I. Campbell..... Chairman of Philip Morris U.S.A.                            50
John N. MacDonough...... Chairman and Chief Executive Officer of Miller              51
James J. Morgan......... President and Chief Executive Officer of Philip Morris
                          U.S.A.                                                     52
William H. Webb......... President and Chief Executive Officer of Philip Morris
                          International                                              55

  All of the above-mentioned officers, with the exception of Messrs. Holsenbeck and MacDonough, have been employed by the Company in various capacities during the past five years. Mr. Holsenbeck was elected to his current position with the Company in January 1995. Previously, Mr. Holsenbeck held various positions with Bethlehem Steel Corporation, including Secretary and Deputy General Counsel from 1992 to January 1995, Assistant General Counsel from 1985 to 1992, and Assistant Secretary from 1983 to 1992. Mr. MacDonough was Vice President, Brand Management of Anheuser-Busch, Inc. from 1989 to 1990, Executive Vice President, Marketing of Anheuser-Busch International, Inc. from 1991 until September 1992, when he became President and Chief Operating Officer of Miller. He assumed his current position in September 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Quarterly Financial Data (Unaudited)" and "Short-Term Borrowings and Borrowing Arrangements" on pages 45 and 34, respectively, of the Company's annual report to stockholders for the year ended December 31, 1994 and made a part hereof.

  Note 7 to the Company's consolidated financial statements, which are incorporated by reference to pages 28-46 of the Company's annual report to stockholders for the year ended December 31, 1994 and made a part hereof, contains a discussion of the Company's common stock purchase rights. Each share of the Company's outstanding common stock has one related purchase right. The Company's Board of Directors voted on March 1, 1995 to redeem these purchase rights on April 10, 1995 by payment of the redemption price of $.01 per right to holders of record of the Company's common stock on March 15, 1995.

ITEM 6. SELECTED FINANCIAL DATA.

  The information called for by this Item is hereby incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 26 of the Company's annual report to stockholders for the year ended December 31, 1994 and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19-25 of the Company's annual report to stockholders for the year ended December 31, 1994 and made a part hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information called for by this Item is hereby incorporated by reference to the Company's annual report to stockholders for the year ended December 31, 1994 as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 45 and in the Index to Consolidated Financial Statements and Schedules (see Item 14) and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by Items 10, 11, 12 and 13 is hereby incorporated by reference to the Company's definitive proxy statement in connection with its annual meeting of stockholders to be held on April 27, 1995, to be filed with the Securities and Exchange Commission and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Index to Consolidated Financial Statements and Schedules

                                                             REFERENCE
                                                   -----------------------------
                                                     FORM 10-K    ANNUAL REPORT
                                                   ANNUAL REPORT TO STOCKHOLDERS
                                                       PAGE           PAGE
                                                   ------------- ---------------
   Data incorporated by reference to the
    Company's annual report to stockholders for
    the year ended December 31, 1994:
     Consolidated Balance Sheets at December 31,
      1994 and 1993                                     --            28-29
     Consolidated Statements of Earnings for the
      years ended December 31, 1994, 1993 and
      1992.......................................       --               30
     Consolidated Statements of Stockholders' Eq-
      uity for the years ended December 31, 1994,
      1993 and 1992..............................       --               32
     Consolidated Statements of Cash Flows for
      the years ended December 31, 1994, 1993 and
      1992.......................................       --            30-31
     Notes to Consolidated Financial Statements..       --            33-45
     Report of Independent Accountants...........       --               46
   Data submitted herewith:
     Report of Independent Accountants...........      S-1              --
     Financial Statement Schedules:
     VIII -- Valuation and Qualifying Accounts...      S-2              --

  Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

  (b) Reports on Form 8-K: No Current Reports on Form 8-K were filed during the last quarter of the period for which this Report is filed. Subsequent to the last quarter of the period for which this Report is filed, the Company filed its Current Report on Form 8-K dated January 26, 1995.

  (c) The following exhibits are filed as part of this Report (Exhibit Nos. 10.3-10.25 are management contracts, compensatory plans or arrangements):

     1.1.   Form of Underwriting Agreement, including form of terms agreement. (1)
     1.2.   Form of First Amendment to Selling Agency Agreement. (1)
     3.1.   Restated Articles of Incorporation of the Company. (2)
     3.2.   By-Laws, as amended, of the Company. (3)
     4.1.   Plan of Exchange and Articles of Incorporation. (4)
     4.8.   Indenture dated as of August 1, 1990 between the Company and Chemical Bank,
            Trustee. (5)
     4.9.   First Supplemental Indenture dated as of February 1, 1991 to Indenture dat-
            ed as of August 1, 1990 between the Company and Chemical Bank, Trustee. (6)
     4.10.  Second Supplemental Indenture dated as of January 21, 1992 to Indenture dated as of August 1, 1990 between the Company and Chemical Bank, Trustee.
            (7)
     4.11.  5-Year Loan and Guaranty Agreement dated as of December 17, 1993 among the
            Company, the Banks named therein and Citibank, N.A., as Agent. (1)
     4.12.  364-Day Loan and Guaranty Agreement, dated as of December 16, 1994, among the Company, the Banks named therein and Citibank, N.A., as Agent.
     4.13.  Rights Agreement, dated as of October 25, 1989, between the Company and
            First Chicago Trust Company of New York.
     4.14.  Notice of Redemption of Common Share Purchase Rights, dated March 13, 1995.
    10.3.   Financial Counseling Program of Philip Morris Incorporated and the Company.
            (8)
    10.4.   Philip Morris Benefit Equalization Plan, as amended. (8)
    10.5.   Amendments, as of October 25, 1989, to the Philip Morris Benefit Equaliza-
            tion Plan, as amended.

    10.6.    Automobile Policy of Philip Morris Incorporated and the Company. (8)
    10.8.    Pension Plan for Directors of the Company, effective July 1, 1989, as amended. (2)
    10.9.    1982 Stock Option Plan, as amended. (8)
    10.10.   The Philip Morris 1987 Long Term Incentive Plan, as amended. (9)
    10.12.   Form of Executive Master Trust between the Company, Chemical Bank and Handy
             Associates.
    10.13.   Agreement, dated October 12, 1987, between the Company and Murray H. Bring, as amended. (1)
    10.14.   Agreement, dated November 1, 1989, between the Company and Murray H. Bring.
    10.15.   Agreement, dated March 8, 1989, between the Company and James M. Kilts.
    10.17.   Deferred Incentive Payment Agreement between the Company and Michael A.
             Miles, dated March 8, 1989.
    10.18.   Amendment, dated November 1, 1989, to the Deferred Incentive Payment Agree-
             ment between the Company and Michael A. Miles, dated March 8, 1989.
    10.19.   Agreement, dated November 1, 1989, between the Company and Michael A.
             Miles.
    10.20.   Form of Employment Agreement between the Company and its executive offi-
             cers.
    10.22.   Supplemental Management Employees' Retirement Plan of the Company, as
             amended. (9)
    10.23.   The Philip Morris 1992 Incentive Compensation and Stock Option Plan. (10)
    10.24.   1992 Compensation Plan for Non-Employee Directors, as amended. (11)
    10.25.   Settlement Agreement and Release, dated as of June 17, 1994, between the
             Company and Michael A. Miles. (12)
    12.      Statements re computation of ratios. (13)
    13.      Pages 19-46 of the Company's annual report to stockholders for the year ended December 31, 1994, but only to the extent set forth in Items 1, 5, 6,
             7, 8 and 14 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company's annual report to stockholders for the year ended December 31, 1994 is not to be deemed "filed" as part of this Report.
    21.      Subsidiaries of the Company.
    23.      Consent of independent accountants.
    24.      Powers of attorney.

- --------
 (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
 (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
 (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
 (4) Incorporated by reference to the Company's Registration Statement on Form S-14 (No. 2-96149) dated March 1, 1985.
 (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990.
 (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991.
 (7) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992.
 (8) Incorporated by reference to the Company's Registration Statement on Form 8-B (No. 1-8940) dated July 1, 1985.
 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.
(10) Incorporated by reference to the Company's Proxy Statement in connection with its annual meeting of stockholders held on April 23, 1992, filed on March 12, 1992.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(13) Incorporated by reference to the Company's Current Report on Form 8-K dated January 26, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Philip Morris Companies Inc.

                                                /s/  Geoffrey C. Bible
Date: March 10, 1995                      By:_________________________________
                                                     (Geoffrey C. Bible,
                                                     Chairman of the Board)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

              SIGNATURE                         TITLE                  DATE

      /s/ Geoffrey C. Bible
____________________________________     Director, Chairman      March 10, 1995
                                          of the Board and
          (Geoffrey C. Bible)             Chief Executive
                                          Officer

     /s/  Hans G. Storr
____________________________________     Director,               March 10, 1995
                                          Executive Vice
          (Hans G. Storr)                 President and
                                          Chief Financial
                                          Officer

     /s/  Katherine P. Clark
____________________________________     Vice President and      March 10, 1995
                                          Controller
          (Katherine P. Clark)

*Elizabeth E. Bailey, Murray H.
 Bring, Harold Brown, William H.
 Donaldson, Paul W. Douglas, Jane
 Evans, Robert E. R. Huntley, Hamish
 Maxwell, Rupert Murdoch, John D.
 Nichols, Richard D. Parsons, Roger
 S. Penske, John S. Reed, Stephen M.
 Wolf,                                     Directors


          /s/  Hans G. Storr                                     March 10, 1995
*By_________________________________
            (Hans G. Storr
            Attorney-in-fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

  Our report on our audits of the consolidated financial statements of Philip Morris Companies Inc., which includes an explanatory paragraph related to litigation pending against the Company, has been incorporated by reference in this Form 10-K from the 1994 annual report to stockholders of Philip Morris Companies Inc. and appears on page 46 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14(a) on page 16 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                          Coopers & Lybrand L.L.P.
New York, New York
January 23, 1995

                 PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN MILLIONS)

         COL. A            COL. B          COL. C           COL. D     COL. E
         ------          ---------- --------------------- ---------- ----------
                                          ADDITIONS
                                    ---------------------
                                       (1)        (2)
                         BALANCE AT CHARGED TO CHARGED TO            BALANCE AT
                         BEGINNING  COSTS AND    OTHER                 END OF
      DESCRIPTION        OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS   PERIOD
      -----------        ---------- ---------- ---------- ---------- ----------
                                                  (a)        (b)
1994:
Consumer Products:
  Allowance for dis-
   counts...............    $ 18       $538       $ --       $541       $ 15
  Allowance for doubtful
   accounts.............     153         38          8         31        168
  Allowance for returned
   goods................       4        100         --        100          4
                            ----       ----       ----       ----       ----
                            $175       $676       $  8       $672       $187
                            ====       ====       ====       ====       ====
Financial Services and
 Real Estate:
  Provision for losses..    $ 94       $ 10       $ --       $ --       $104
                            ====       ====       ====       ====       ====
1993:
Consumer Products:
  Allowance for dis-
   counts...............    $ 23       $572       $ --       $577       $ 18
  Allowance for doubtful
   accounts.............     157         35          2         41        153
  Allowance for returned
   goods................       7        134         --        137          4
                            ----       ----       ----       ----       ----
                            $187       $741       $  2       $755       $175
                            ====       ====       ====       ====       ====
Financial Services and
 Real Estate:
  Provision for losses..    $ 94       $ --       $ --       $ --       $ 94
                            ====       ====       ====       ====       ====
1992:
Consumer Products:
  Allowance for dis-
   counts...............    $ 23       $585       $ --       $585       $ 23
  Allowance for doubtful
   accounts.............     133         40         26         42        157
  Allowance for returned
   goods................       6         55         --         54          7
                            ----       ----       ----       ----       ----
                            $162       $680       $ 26       $681       $187
                            ====       ====       ====       ====       ====
Financial Services and
 Real Estate:
  Provision for losses..    $ 81       $ 13       $ --       $ --       $ 94
                            ====       ====       ====       ====       ====

- --------
Notes:
  (a) Related to acquisitions and currency translations.
  (b) Represents charges for which allowances were created.