Form 10-Q
period 1995-03-31
PHILIP MORRIS COMPANIES INC
filed 1995-05-09
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

   At April 28, 1995, there were 844,823,375 shares outstanding of the registrant's common stock, par value $1 per share.

                          PHILIP MORRIS COMPANIES INC.


                               TABLE OF CONTENTS

                                                                     Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

         Condensed Consolidated Balance Sheets as at
              March 31, 1995 and December 31, 1994                    3 - 4

         Condensed Consolidated Statements of Earnings for the
              Three Months Ended March 31, 1995 and 1994                 5

         Condensed Consolidated Statements of Stockholders'
              Equity for the Year Ended December 31, 1994
              and the Three Months Ended March 31, 1995                  6

         Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1995 and 1994              7 - 8

         Notes to Condensed Consolidated Financial Statements         9 - 16

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                   17 - 24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                             25

Item 4.  Submission of Matters to a Vote of Security Holders.           25

Item 6.  Exhibits and Reports on Form 8-K.                              26

Signature                                                               27


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                 Philip Morris Companies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                  (Unaudited)

                                                March 31,    December 31,
                                                  1995           1994
                                                ---------    ------------

ASSETS
CONSUMER PRODUCTS
  Cash and cash equivalents                      $   257       $   184
  Receivables, net                                 4,973         4,382

  Inventories:
    Leaf tobacco                                   2,975         3,029
    Other raw materials                            1,966         1,943
    Finished product                               3,121         3,015
                                                 -------       -------
                                                   8,062         7,987

  Other current assets                             1,345         1,355
                                                 -------       -------
    Total current assets                          14,637        13,908

  Property, plant and equipment, at cost          18,541        18,254
    Less accumulated depreciation                  7,306         7,083
                                                 -------       -------
                                                  11,235        11,171
  Goodwill and other intangible assets
    (less accumulated amortization of
     $3,514 and $3,342)                           19,846        19,744

  Other assets                                     2,642         2,633
                                                 -------       -------
    Total consumer products assets                48,360        47,456

FINANCIAL SERVICES AND REAL ESTATE
  Finance assets, net                              4,460         4,519
  Real estate held for development and sale          401           401
  Other assets                                       266           273
                                                 -------       -------
    Total financial services and
      real estate assets                           5,127         5,193
                                                 -------       -------
      TOTAL ASSETS                               $53,487       $52,649
                                                 =======       =======





           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (continued)
                            (in millions of dollars)
                                  (Unaudited)

                                               March 31,    December 31,
                                                 1995          1994
                                               ---------    ------------

LIABILITIES
CONSUMER PRODUCTS
  Short-term borrowings                         $   148       $   181
  Current portion of long-term debt                 931           712
  Accounts payable                                2,528         3,789
  Accrued taxes, except income taxes              1,370           948
  Accrued marketing                               1,988         2,086
  Other accrued liabilities                       3,064         3,216
  Income taxes                                    1,805         1,325
  Dividends payable                                 703           708
                                                -------       -------
    Total current liabilities                    12,537        12,965

  Long-term debt                                 14,695        14,085
  Deferred income taxes                             340           385
  Accrued postretirement health care costs        2,192         2,164
  Other liabilities                               5,760         5,609
                                                -------       -------
    Total consumer products liabilities          35,524        35,208

FINANCIAL SERVICES AND REAL ESTATE
  Short-term borrowings                             410           604
  Long-term debt                                    926           890
  Deferred income taxes                           3,019         3,010
  Other liabilities                                 198           151
                                                -------       -------
    Total financial services and
      real estate liabilities                     4,553         4,655
                                                -------       -------

    Total liabilities                            40,077        39,863

Contingencies (Note 2)

STOCKHOLDERS' EQUITY
  Common stock, par value $1.00 per share
    (935,320,439 shares issued)                     935           935
  Earnings reinvested in the business            18,085        17,489
  Currency translation adjustments                  381           (47)
                                                -------       -------
                                                 19,401        18,377
    Less cost of treasury stock
      (88,990,365 and 82,461,374 shares)          5,991         5,591
                                                -------       -------
    Total stockholders' equity                   13,410        12,786
                                                -------       -------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                    $53,487       $52,649
                                                =======       =======





           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1995          1994
                                                      -------       -------
Operating revenues                                    $16,517       $15,500

Cost of sales                                           6,833         6,798

Excise taxes on products                                3,217         2,773
                                                      -------       -------
         Gross profit                                   6,467         5,929

Marketing, administration and research costs            3,673         3,426

Amortization of goodwill                                  146           141
                                                      -------       -------
         Operating income                               2,648         2,362

Interest and other debt expense, net                      318           319
                                                      -------       -------
         Earnings before income taxes
           and cumulative effect of
           accounting changes                           2,330         2,043

Provision for income taxes                                967           872
                                                      -------       -------

         Earnings before cumulative effect
           of accounting changes                        1,363         1,171

Cumulative effect of changes in method of
  accounting (Note 3)                                     (28)
                                                      -------       -------

         Net earnings                                 $ 1,335       $ 1,171
                                                      =======       =======

Weighted average number of shares                         850           877
                                                      =======       =======
Per share data:
   Earnings before cumulative effect of
     accounting changes                               $  1.60       $  1.34

   Cumulative effect of accounting changes               (.03)
                                                      -------       -------

   Net earnings                                       $  1.57       $  1.34
                                                      =======       =======
   Dividends declared                                 $  .825       $   .69
                                                      =======       =======





           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1994 and
                     the Three Months Ended March 31, 1995
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                             Earnings                            Total
                                             Reinvested  Currency     Cost of    Stock-
                                    Common   in the      Translation  Treasury   holders'
                                    Stock    Business    Adjustments  Stock      Equity
                                    ------  -----------  -----------  ---------  --------

Balances, January 1, 1994             $935     $15,718      $(711)    $(4,315)   $11,627

Net earnings                                     4,725                             4,725
Exercise of stock options
  and issuance of other stock
  awards                                          (217)                   324        107
Cash dividends declared
  ($3.03 per share)                             (2,623)                           (2,623)
Currency translation adjustments                              664                    664
Stock purchased                                                        (1,600)    (1,600)
Unrealized appreciation
  (depreciation) on securities                    (114)                             (114)
                                      ----     -------      -----     -------    -------

    Balances, December 31, 1994        935      17,489        (47)     (5,591)    12,786


Net earnings                                     1,335                             1,335
Exercise of stock options
  and issuance of other stock
  awards                                            (7)                    81         74
Cash dividends declared
  ($.825 per share)                               (700)                             (700)
Redemption of stock rights                          (9)                               (9)
Currency translation adjustments                              428                    428
Stock purchased                                                          (481)      (481)
Unrealized appreciation
  (depreciation) on securities                     (23)                              (23)
                                      ----     -------      -----     -------    -------

    Balances, March 31, 1995          $935     $18,085      $ 381     $(5,991)   $13,410
                                      ====     =======      =====     =======    =======




           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                  (Unaudited)

                                                       For the Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                           1995          1994
                                                         -------        ------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                         $ 1,314        $1,135
             - Financial services and real estate             21            36
                                                         -------        ------
    Net earnings                                           1,335         1,171
Adjustments to reconcile net earnings to
 operating cash flows:
CONSUMER PRODUCTS
 Cumulative effect of accounting changes                      46
 Depreciation and amortization                               432           398
 Deferred income tax provision                                82            25
 Cash effects of changes, net of the effects
   from acquired and divested companies:
  Receivables, net                                          (727)         (780)
  Inventories                                               (132)          (73)
  Accounts payable                                        (1,133)         (634)
  Income taxes                                               440           531
  Other working capital items                                (42)          133
 Other                                                        17            65
FINANCIAL SERVICES AND REAL ESTATE
 Deferred income tax provision                                23            42
 Decrease in real estate receivables                          19             5
 (Increase) decrease in real estate held for
  development and sale                                        (1)            6
 Other                                                        48           (15)
                                                         -------        ------
    Net cash provided by operating activities                407           874

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

CONSUMER PRODUCTS
 Capital expenditures                                       (308)         (266)
 Purchases of businesses, net of acquired cash                (5)          (25)
 Proceeds from sales of businesses                           691            56
 Other                                                       (45)           23
FINANCIAL SERVICES AND REAL ESTATE
 Investments in finance assets                               (26)          (48)
 Proceeds from other finance assets                           38           711
                                                         -------        ------
    Net cash provided by
     investing activities                                    345           451
                                                         -------        ------
    Net cash provided by operating and
     investing activities                                $   752        $1,325
                                                         -------        ------




           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                            (in millions of dollars)
                                  (Unaudited)


                                                        For the Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                             1995        1994
                                                            -----      -------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

CONSUMER PRODUCTS
  Net issuance of short-term borrowings                     $ 732      $   354
  Long-term debt proceeds                                      19           20
  Long-term debt repaid                                      (101)        (663)
FINANCIAL SERVICES AND REAL ESTATE
  Net repayment of short-term borrowings                     (194)        (271)

Purchase of treasury stock                                   (478)        (177)
Dividends paid                                               (706)        (570)
Issuance of shares                                             53           10
Other                                                                       (3)
                                                            -----      -------
      Net cash used in
        financing activities                                 (675)      (1,300)

Effect of exchange rate changes on cash and
  cash equivalents                                             (4)           2
                                                            -----      -------
Cash and cash equivalents:
  Increase                                                     73           27

  Balance at beginning of period                              184          182
                                                            -----      -------

  Balance at end of period                                  $ 257      $   209
                                                            =====      =======





           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1.  Accounting Policies:
_____________________________

    The interim condensed consolidated financial statements of Philip Morris Companies Inc. (the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year. First quarter results should not be considered indicative of full-year results. See Management's Discussion and Analysis on page 17.

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

Derivative financial instruments:

Derivative financial instruments are used by the Company to manage its foreign currency and interest rate exposures. Realized and unrealized gains and losses on foreign currency swaps that are effective as hedges of net assets in foreign subsidiaries are offset against the foreign exchange gains or losses in a component of stockholders' equity. The interest differential to be paid or received under the currency and related interest rate swap agreements is recognized over the life of the related debt and is included in interest and other debt expense, net. Unrealized gains and losses on forward contracts that are effective as hedges of assets, liabilities and commitments are deferred and are recognized in income as the related transaction is realized. (See page 23 in the Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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



                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


   In certain of these cases, individuals seek recovery for personal injuries allegedly caused by cigarette smoking. Among the defenses raised by defendants to certain of this litigation is preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Act"). In June 1992, the United States Supreme Court held that the Act, as enacted in 1965, does not preempt common law damage claims but that the Act, as amended in 1969, preempts claims arising after 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court also held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislative proposals to eliminate the federal preemption defense, pending in Congress since 1991, were enacted. It is not possible to predict whether any such legislation will be enacted.

   Certain developments in smoking and health litigation during 1994 and 1995 are summarized below.

   In March 1994, a Florida state appellate court reversed a lower court ruling and reinstated plaintiffs' class action allegations in a purported class action against the leading United States cigarette manufacturers, in which certain flight attendants, claiming to represent a class of 60,000 individuals, alleged personal injury caused by exposure to environmental tobacco smoke ("ETS") aboard aircraft. The appellate court ordered the trial court to hold further hearings on the class action allegations. The defendants filed a request for review of this ruling by the full panel of the appellate court. The request was denied. In October 1994, defendants asked the Florida Supreme Court to review the March appellate court decision. This request was denied in April 1995 by the Florida Supreme Court. In December 1994, the court granted plaintiffs' motion for class certification. Defendants have appealed the class certification decision and order to the Florida Third District Court of Appeals.

   In May 1994, an action was filed in a Florida state court against the leading United States tobacco manufacturers and others by plaintiffs alleging injury and purporting to represent a class of certain smokers, certain former smokers and their heirs. Plaintiffs cited the Florida appellate reversal discussed above in support of their allegations of class action status. Subsequently, the Company was voluntarily dismissed from this action, which otherwise continues against the tobacco manufacturers, including PM Inc. In October 1994, the trial court granted plaintiffs' motion for class certification. The class, as certified, comprises "all United States citizens and residents and their survivors who have...suffered, presently suffer, or who have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine." Defendants have appealed the class certification decision and order to the Florida Third District Court of Appeals.



                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


   In May 1994, the State of Florida enacted a statute which purports to abolish affirmative defenses in actions brought by the state seeking reimbursement of Medicaid costs. The statute purports in such actions to adopt a market share liability theory, to permit the introduction of statistical evidence to prove causation, and to allow the state not to identify the individual Medicaid recipients who received the benefits at issue in such action. In June 1994, PM Inc. and others filed suit in Florida state court challenging the constitutionality of the statute. In February 1995, PM Inc. and one other party petitioned the Supreme Court of Florida, in a separate action, to prohibit two purported state agencies from filing and maintaining an action against the tobacco industry under the statute. Also in February 1995, the State of Florida filed an action against the tobacco industry under the same statute, attempting to recover certain Medicaid costs. In April 1995, the Supreme Court denied PM Inc.'s February petition. Also in April 1995, the trial court stayed the State's action against the tobacco industry until July 1995. Defendants have filed a motion to dismiss the case. As of May 5, 1995, legislation repealing the statute had been passed in both Houses of the Florida Legislature.

   In March 1994, an action was filed in the United States District Court for the Eastern District of Louisiana against the leading United States cigarette manufacturers and others, including the Company, seeking certification of a class action on behalf of all United States residents who allege that they are addicted, or are the legal survivors of persons who were addicted, to tobacco products. Plaintiffs allege that the cigarette manufacturers manipulated the levels of nicotine in their tobacco products to make such products addictive.
In April 1994, a motion for intervention was filed by plaintiffs who have never smoked but claim injury, on behalf of a purported class, from their exposure to ETS resulting from the alleged addiction of smokers to tobacco products. This motion was denied in June 1994. Plaintiffs' motion for class certification was heard in December 1994, and in February 1995, the court conditionally certified the class for certain issues, including fraud, breach of warranty, intentional tort, negligence, strict liability, consumer protection and punitive damages. However, the court declined to certify a class on the issues of injury in fact, causation, reliance, compensatory damages, certain affirmative defenses and on plaintiffs' claim for medical monitoring. Defendants, including the Company, have asked the District Court to certify its class certification decision for immediate appeal to the United States Court of Appeals for the Fifth Circuit. A hearing has been scheduled for May 10.

   In March 1994, two cases were filed in the United States District Court for the Southern District of California against the leading United States cigarette manufacturers and others, including the Company, on behalf of a purported class of persons claiming to be addicted to cigarettes and who have been prescribed treatment through the nicotine transdermal system (known as the "nicotine patch"). Plaintiffs asserted violations of the Racketeer Influenced Corrupt Organizations Act ("RICO") and claimed unspecified actual and treble damages.
In April 1994, the two cases, which are virtually identical, were combined in a single amended complaint and plaintiffs' counsel agreed to dismiss the separate second-filed case. In July 1994, defendants filed a motion to dismiss the complaint on the grounds that the complaint fails to state a claim. Subsequently, the Company was dismissed from this action by stipulation of the parties; the action continued against the tobacco manufacturers, including PM Inc. In September 1994, the United States District Court granted defendants' motion to dismiss the complaint with prejudice. Plaintiffs have filed a notice of appeal, which they agreed to dismiss by stipulation of the parties in January 1995. The United States Court of Appeals for the Ninth Circuit entered an order dismissing the appeal in February 1995.



                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)

   In June 1994, a case was filed in the United States District Court for the Southern District of California against the leading United States cigarette manufacturers and others, including the Company, on behalf of a purported class of persons claiming to be injured as a result of an alleged addiction to cigarettes or by the alleged exposure to "second-hand" smoke. Plaintiff asserts causes of action for fraud and deceit, negligent misrepresentation, violation of consumer protection statutes, breach of express warranty, breach of implied warranty, intentional infliction of emotional distress, negligence, strict liability, and nuisance, and also seeks injunctive and declaratory relief. The complaint was never served on the Company. Plaintiffs' voluntary notice of dismissal of this action, without prejudice, was entered by the Court in March 1995.

   In March 1994, an action was filed in an Alabama state court against the three leading United States cigarette manufacturers, including PM Inc. Plaintiff, claiming to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per each class member as well as injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama. The plaintiff subsequently filed a motion to remand to an Alabama state court. The motion to remand has not been ruled upon. A motion to stay the proceeding pending a decision on remand was granted in September 1994.

   In May 1994, an action was filed in Mississippi state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of Mississippi seeking reimbursement of Medicaid and other expenditures by the State of Mississippi claimed to have been made to treat smoking-related diseases. Plaintiff also seeks an injunction barring defendants from selling or encouraging the sale of cigarettes to minors. In June 1994, defendants removed the case to the United States District Court for the Southern District of Mississippi. In that same month, plaintiff moved to remand the case back to state court. Plaintiff's motion was granted in August 1994 and the case remanded to state Chancery Court. In September 1994, the plaintiff moved to strike defendants' challenges to the sufficiency of the complaint and the subject matter jurisdiction of the Chancery Court. Also in September 1994, defendants moved to transfer the case from the Chancery Court to the Circuit Court. In October 1994, defendants, including PM Inc., moved for judgment on the pleadings. In February 1995, the latter motion was denied by the court and plaintiffs' motion to strike certain of defendants' challenges to the sufficiency of the complaint and subject matter jurisdiction of the Chancery Court was granted.

   In August 1994, an action was filed in Minnesota state court against the leading United States cigarette manufacturers and others by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota seeking reimbursement of Medicaid and other expenditures by the plaintiffs claimed to have been made to treat smoking-related diseases. Plaintiffs assert causes of action of negligent performance of a voluntary undertaking, violation of Minnesota antitrust laws, violation of consumer protection statutes, restitution, and conspiracy. In November 1994, defendants moved to prohibit prosecution of the case based upon the contingent fee arrangement between the State of Minnesota and counsel for the state and one defendant moved to disqualify plaintiffs' counsel based upon their prior representation of the moving defendants. The court denied both motions but also denied plaintiffs' motion to disqualify defendants' local counsel based upon counsels' prior representation of various state agencies. A motion to dismiss one defendant for lack of personal jurisdiction is pending, as are various motions brought by plaintiffs (to dismiss certain defenses asserted by defendants) and defendants (to dismiss all claims of Blue Cross and several claims brought by the State), which were heard by the Court in March 1995.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


   In September 1994, an action was filed in West Virginia state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of West Virginia seeking reimbursement of Medicaid and other expenditures by the State of West Virginia claimed to have been made to treat smoking-related diseases. Plaintiff asserts causes of action for restitution, public nuisance, negligent performance of a voluntary undertaking, fraud, conspiracy and concert of action, aiding and abetting, violation of consumer protection statutes, and violation of the West Virginia Antitrust Act. Plaintiff also seeks an injunction barring defendants from selling or encouraging the sale of cigarettes to minors. In December 1994, defendants filed a motion to dismiss, claiming that the Attorney General did not have standing to assert certain counts in the complaint, and separate motions to dismiss the antitrust and consumer fraud counts of the complaint. In addition, the non-manufacturing defendants, including the Company, have moved to dismiss based upon the absence of personal jurisdiction. In May 1995, the Court dismissed eight of ten counts of the complaint for lack of standing. The Court did not rule on the antitrust and consumer fraud counts.

   The Commonwealth of Massachusetts has enacted legislation specifically authorizing lawsuits similar to that described in the preceding paragraphs.

   In April 1993, the Company and several of its officers were named as defendants in the first of a number of purported shareholder class actions which have been consolidated in the United States District Court for the Southern District of New York. These lawsuits allege that the Company violated federal securities laws by making false and misleading statements concerning the effects of discount cigarettes on PM Inc.'s premium tobacco business prior to April 2, 1993, the date upon which PM Inc. announced revisions in its marketing and pricing strategies for its premium and discount brands. In December 1994, defendants' motion to dismiss, heard by the court in November 1993, was granted and the case was dismissed. Plaintiffs have filed an appeal, which is pending.

   In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in complaints filed as purported class actions in the United States District Courts in New York, one in the Eastern District and two in the Southern District. In the Eastern District, plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which defendants allegedly shipped more inventory to customers than was necessary to satisfy market demand. In December 1994, a motion to dismiss by defendants was denied. Defendants have filed an answer denying the material allegations of the complaint and discovery is proceeding. In the two cases in the Southern District as described above, and in an additional purported class action filed in September in the Southern District against the Company and certain of its directors, plaintiffs assert that defendants violated federal securities laws with statements and omissions regarding the allegedly addictive qualities of cigarettes. Defendants' motions to dismiss are pending in the latter cases. In each case, plaintiffs claim to have been misled by defendants' knowing and intentional failure to disclose material information.

   In March 1995, an antitrust action was filed in California State Court against the leading United States cereal manufacturers, including the Post Division of Kraft Foods, Inc., by plaintiffs purporting to represent all California residents who purchased defendants' cereal products for consumption during the four years preceding the date upon which the complaint was filed. Plaintiffs seek treble damages and the return of profits resulting from the defendants' alleged conspiracy to fix and raise prices of cereal products sold to California consumers. In April 1995, the defendants filed a demurrer to the complaint.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


   Each of the Company and PM Inc. believes, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all pending litigation. In addition, in each smoking and health case naming the Company as a defendant, the Company has sought and obtained or is seeking dismissal on the ground that it is not a proper party to such action. All such cases are, and will continue to be, vigorously defended. It is not possible to predict the outcome of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. There have also been a number of restrictive regulatory, adverse political and other developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation and the possible commencement of additional litigation.

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



                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


Note 3.  New Accounting Standards:
__________________________________

Postretirement Benefits Other Than Pensions - Non-U.S. Plans
____________________________________________________________

   Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its non-U.S. retiree benefit plans. Under SFAS No. 106, the Company is required to accrue the estimated cost of retiree benefit payments, other than pensions, during employees' active service periods. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred.

   Consistent with the transition methodology for U.S. plans adopted in 1991, the Company has recognized this change in accounting on the immediate recognition basis. The cumulative effects as of January 1, 1995 of adopting SFAS No. 106 for non-U.S. plans were an increase in other assets of $14 million, an increase in accrued postretirement health care costs of $35 million and a decrease in 1995 net earnings of $21 million ($.02 per share). However, application of SFAS No. 106 during the three months ended March 31, 1995 did not materially reduce 1995 net earnings before cumulative effect of accounting changes.

   The Company's Canadian subsidiary provides health care and other benefits to its retired employees, their covered dependents and beneficiaries. Health care benefits for non-U.S. plans are generally provided through local government plans. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these benefits.

   The Company's non-U.S. postretirement health care plans currently are not funded. The status of the non-U.S. plans at January 1, 1995 was as follows (in millions):

Actuarial present value of accumulated
postretirement benefit obligation:

   Retirees                                      $17
   Fully eligible active plan participants         6
   Other active plan participants                 12
                                                 ---
     Accrued postretirement health care costs    $35
                                                 ===

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 15% in 1995, gradually declining to 5% by the year 2005 and remaining at that level thereafter. The assumed dental care trend rate was 5%. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of January 1, 1995 and net postretirement health care cost by approximately 13% and 15%, respectively.

   The assumed discount rate used in determining the accumulated postretirement benefit obligation for the Canadian plans was 9.75%.



                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


Contributions Received and Contributions Made
_____________________________________________

   Effective January 1, 1995, the Company adopted SFAS No. 116, "Accounting for Contributions Received and Contributions Made." This statement requires the Company to recognize an unconditional promise to make a contribution as an expense in the period the promise is made. The Company had previously expensed contributions when payment was made.

   The cumulative effect at January 1, 1995 of adopting SFAS No. 116 reduced 1995 net earnings by $7 million ($.01 per share), net of $4 million of income tax benefits. However, application of SFAS No. 116 during the three months ended March 31, 1995 did not materially reduce 1995 net earnings before cumulative effect of accounting changes.


Note 4.  Capital Stock:
_______________________

   On March 1, 1995, the Board of Directors authorized the redemption of the Company's Common Stock Purchase Rights. The rights were redeemed on April 10, 1995, by payment of $.01 per common share to stockholders of record on March 15, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
________________________________________________________________________

Operating Results
- -----------------

                                      For the Three Months Ended March 31,
                               -----------------------------------------------
                                Operating Revenues           Operating Income
                               ---------------------       -------------------
                                                 (in millions)
                                 1995          1994         1995         1994
                               -------       -------       ------       ------
Tobacco                        $ 7,941       $ 6,954       $1,824       $1,560
Food                             7,459         7,419          933          880
Beer                             1,046         1,030          114          103
Financial services
 and real estate                    71            97           32           54

Amortization of goodwill                                     (146)        (141)
Unallocated corporate
 expenses                                                    (109)         (94)
                               -------       -------       ------       ------

Total                          $16,517       $15,500       $2,648       $2,362
                               =======       =======       ======       ======

   Operating revenues of $16.5 billion for the first quarter of 1995 increased $1.0 billion (6.6%) and operating income for the first quarter of 1995 increased $286 million (12.1%) over the comparable 1994 period. Operating income in all consumer products business segments increased over the comparable 1994 period.

   The Company sold substantially all of the distribution business of Kraft Foodservice in February 1995 and all of the frozen dinners business of The All American Gourmet Company during the fourth quarter of 1994. Excluding these divestitures, on an ongoing basis the Company's operating revenues and operating income increased 10.2% and 12.6%, respectively, in the first quarter of 1995, versus the comparable period of 1994.

   Effective January 1, 1995, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its non-U.S. employees, and SFAS No. 116, "Accounting for Contributions Received and Contributions Made." The cumulative effect at January 1, 1995 of adopting these standards reduced 1995 net earnings by $28 million ($.03 per share). However, application of these standards will not materially impact 1995 earnings before cumulative effect of accounting changes.

   Net earnings and net earnings per share, before cumulative effect of accounting changes, were up 16.4% and 19.4%, respectively, in the first quarter of 1995, as compared to prior year. On an ongoing basis, earnings before cumulative effect of accounting changes were up 16.7%, versus the comparable 1994 period.

Operating Results by Business Segment
_____________________________________

Tobacco
- -------

                                     For the Three Months Ended March 31,
                               -----------------------------------------------
                                Operating Revenues           Operating Income
                               ---------------------       -------------------
                                                 (in millions)
                                1995           1994         1995         1994
                               ------         ------       ------       ------
Domestic tobacco               $2,578         $2,497       $  874       $  769
International tobacco           5,363          4,457          950          791
                               ------         ------       ------       ------

Total                          $7,941         $6,954       $1,824       $1,560
                               ======         ======       ======       ======

   BUSINESS ENVIRONMENT. The tobacco industry, including PM Inc., has faced, and continues to face, a number of issues which have affected volume, operating revenues and operating income. These include proposed federal regulatory controls, actual and proposed excise tax increases, federal, state and local governmental and private restrictions on smoking (including additional restrictions imposed by airlines), new and proposed restrictions on tobacco manufacturing, marketing, advertising and sales, increased assertions of adverse health effects associated with both smoking and exposure to tobacco smoke (and legislation or other governmental action seeking to ascribe to the industry responsibility and liability therefor), the diminishing social acceptance of smoking and the commencement of private plaintiff class action litigation as well as actions by states seeking Medicaid reimbursement. See Note 2 to the Condensed Consolidated Financial Statements regarding litigation in which the Company and/or PM Inc. are defendants.

   Currently, the federal excise tax on cigarettes is $12 per thousand ($.24 per pack). During 1994, the legislative health care debate produced numerous proposals for increasing the federal excise tax on tobacco, ranging from increases of $.45 to $1.75 per pack. Congress did not enact these proposals.
If higher excise taxes are enacted in the future, it could result in volume declines for PM Inc., and the cigarette industry and might cause shifts between the premium and discount segments.

   Legislation or other governmental action is proposed periodically that not only would increase excise taxes but also would curtail further the advertisement and use of tobacco products. During 1994, members of Congress and the Administration proposed measures which, if adopted, would ban or severely restrict smoking in workplaces and in buildings permitting public access, require substantial additional health warning and product content information on cigarette packages and in advertising, eliminate the tax deductibility of a portion of the cost of tobacco advertising and authorize the United States Food and Drug Administration to regulate tobacco as an addictive drug.

   It is not possible to determine what, if any, governmental legislation or regulations will be adopted relating to cigarettes or to smoking. However, any or all of the foregoing, if implemented, could have an adverse impact on PM Inc.'s volume, operating revenues and operating income, the amounts of which cannot be determined. In addition, there is litigation pending against the Company and PM Inc. which is discussed in Note 2 to the Condensed Consolidated Financial Statements. The Company's position with regard to this litigation is set forth therein.

   DOMESTIC TOBACCO. During the first quarter of 1995, domestic cigarette industry volume (based on shipments) continued to shift from the discount segment to the premium segment. The premium and discount segments accounted for approximately 69% and 31%, respectively, of the domestic cigarette industry in the first quarter of 1995, compared with 66% and 34%, respectively, in the first quarter of 1994.

   PM Inc.'s domestic volume (based on shipments) was 50.5 billion units for the first quarter of 1995, an increase of 1.7% over the first quarter of 1994. This compared with an industry decrease of 4.6%. The industry decline reflects trade inventory reductions during the quarter. PM Inc. estimates that underlying industry consumption trends remain in line with previous industry declines of 1.5% to 2.0% annually.

   PM Inc.'s market share (based on shipments) for the first quarter of 1995 was 46.0%, an increase of 2.9 share points from the first quarter of 1994. In the premium segment, volume in PM Inc.'s brands increased 5.6% in the quarter, compared with a 0.3% decrease for the industry, resulting in a market share gain of 3.0 share points to 54.5%. The Marlboro family's volume was up 2.7 billion units (9.0%) for a 29.6% share of the total industry, as compared with a 25.9% share in the first quarter of 1994. In the discount segment, the Company's shipments decreased 13.2% to 9.0 billion units in the first quarter of 1995, resulting in a market share in this segment of 26.7%, unchanged from the first quarter of 1994.

   Retail sales data (compiled by the A. C. Nielsen Company), a more accurate reflection of consumer buying habits than shipment data, indicate PM Inc. and Marlboro first quarter 1995 market shares of 47.5% and 30.6%, respectively, as compared with 45.4% and 27.2%, respectively, in the first quarter of 1994. As a group, PM Inc.'s other premium brands had an 8.9% market share in the first quarter of 1995, slightly lower than the first quarter of 1994. Among discount cigarettes, Basic increased its market share of the discount category 1.1 share points, to 15.3% in the first quarter of 1995.

   PM Inc. cannot predict whether, and there can be no assurance that, the increases or rate of increases in PM Inc.'s shipments, shipment share or retail market share discussed above will continue or that the shift in domestic cigarette industry volume from discount brands to premium brands will continue.

   During the quarter, the Company's domestic tobacco operating revenues increased 3.2% due primarily to volume increases ($45 million) and favorable product mix ($23 million). Operating income for the first quarter of 1995 increased 13.7% from the comparable 1994 period, due primarily to lower fixed manufacturing costs ($42 million), volume increases ($27 million) and favorable product mix ($26 million).

   On May 4, 1995, a major competitor increased the average price of its domestic brands by $1.50 per thousand, effective immediately. PM Inc. has announced that it will also raise the price of its domestic brands by $1.50 per thousand, effective with shipments of May 9, 1995.

   INTERNATIONAL TOBACCO. Operating revenues for the first quarter of 1995 increased 20.3% due primarily to higher foreign excise taxes ($434 million), favorable volume/mix ($261 million), currency movement ($192 million) and price increases ($27 million). Total international unit volume increased 20.0 billion units (14.7%) to 155.9 billion units. The Company's volume grew in most of its major markets, including strong gains in Germany, Italy, Spain, Central and Eastern Europe, Turkey, Japan, Hong Kong, Korea, the Philippines and Argentina. Market share also advanced in most major markets, with significant share gains in Germany, Italy, Spain, Holland, Belgium, Japan, Korea, Hong Kong, Singapore and Argentina. Well positioned for continued expansion in the growing American-blend segment, shipments of the Company's nine U.S.-heritage and international brands collectively grew 20% in the first quarter of 1995, as compared to the first quarter of 1994. Operating income for the first quarter of 1995 increased 20.1% from the comparable 1994 period, due primarily to volume/mix increases ($151 million), price increases and lower costs (aggregating $88 million) and currency movement ($52 million), partially offset by higher marketing, administration and research costs ($130 million).

Food
- ----

                                      For the Three Months Ended March 31,
                                ----------------------------------------------
                                 Operating Revenues          Operating Income
                                --------------------        ------------------
                                                  (in millions)
                                 1995          1994         1995         1994
                                ------        ------        -----        -----
North American food             $4,901        $5,191         $671         $638
International food               2,558         2,228          262          242
                                ------        ------         ----         ----
Total                           $7,459        $7,419         $933         $880
                                ======        ======         ====         ====

   BUSINESS ENVIRONMENT. The Company has taken several steps to reduce costs and increase profitability. Effective January 1995, the Company implemented a reorganization of its North American food business to fully integrate the operations of the former Kraft USA and General Foods USA. The combined organization, named Kraft Foods, Inc., has begun to streamline operations and improve effectiveness and customer response. Similarly, the Company continued to integrate its European operations into one entity, Kraft Jacobs Suchard.

   In addition to the above steps, the Company has sold domestic businesses as part of a broad strategy to rebalance its branded food portfolio for enhanced growth and profitability. These include The All American Gourmet Company, maker of frozen meals and side dishes, which was divested in the fourth quarter of 1994 and the Kraft Foodservice distribution business, sold in February 1995.
The Kraft Foodservice divestiture will lower 1995 operating revenues by approximately $3.5 billion, net of sales to Kraft Foodservice from the Company's other North American food businesses. This divestiture will not have a material effect on the Company's results of operations in 1995, but will improve the operating profit margin of North American food operations.

   During the second half of 1994 and into the first quarter of 1995, both the North American and International food businesses were affected by higher green coffee bean prices, resulting from frosts in Brazil in the second quarter of 1994. Late in the fourth quarter of 1994, green coffee bean prices moderated slightly, due primarily to higher Brazilian crop estimates than originally anticipated, and remained stable through the first quarter of 1995.

   NORTH AMERICAN FOOD. Operating revenues for the first quarter of 1995 decreased 5.6% due primarily to the impact of divestitures ($469 million), partially offset by price increases ($131 million) and volume increases ($60 million). Volume grew in a number of key categories, including cheese, led by growth in the natural and cream cheese segments; processed meats, driven by lunch combinations; ready-to-eat desserts, due to enhanced marketing efforts and the introduction of new items; frozen pizza, due in part to continued geographic expansion; bagels, helped by geographic expansion; beverages, on the strength of fruit drinks and powered soft drinks; dry packaged dinners, due to strong marketing programs and product introductions; and barbeque sauce and the spoonable salad dressing category. In coffee, overall volume was down due to higher retail prices throughout the industry, the result of a rise in green bean costs. In Canada, volume was lower as the Company exited several unprofitable product lines. Overall, retail shares improved in 18 of North American foods' top 20 categories. Operating income for the first quarter of 1995 increased 5.2% over the comparable 1994 period, due primarily to price increases ($44 million) and volume increases ($32 million), partially offset by higher marketing, administration and research costs ($28 million) and the impact of divestitures ($10 million).

   The Company sold substantially all of the distribution business of Kraft Foodservice in February 1995 and all of the frozen dinners business of The All American Gourmet Company during the fourth quarter of 1994. Excluding these divestitures, on an ongoing basis North American food's operating revenues and operating income increased 4.2% and 6.8%, respectively, in the first quarter of 1995, versus the comparable period of 1994.

   INTERNATIONAL FOOD. Operating revenues for the first quarter of 1995 increased 14.8% due to currency movement ($217 million), price increases ($178 million) and the impact of acquisitions ($43 million), partially offset by volume decreases ($108 million). Overall volume declined in the first quarter of 1995, reflecting a soft European coffee market; however, volume growth was strong in the developing markets of Central and Eastern Europe, Asia and Latin America. In Central and Eastern Europe, volume growth was led by grocery exports and higher confectionery sales in Slovakia and Hungary. In Asia, the Company's developing markets registered volume growth, particularly in the Philippines, helped by new product introductions, and Indonesia, where the cheese business continued to expand, partly as a result of acquisitions. Latin America volume was significantly higher than the first quarter of 1994, driven by higher ice cream sales in Brazil and increased powdered soft drink volume in Argentina and Brazil. In Europe, consumer resistance to higher coffee prices caused an overall decline in the market, which lowered the Company's volume in the quarter. European confectionery volume decreased due to a soft market; however, market shares rose substantially in the important chocolate tablet segment in key markets. Continuing competitive pressures depressed cheese and grocery volumes in Europe. Operating income for the first quarter of 1995 increased 8.3% from the comparable 1994 period, due primarily to price increases ($56 million), the impact of acquisitions ($5 million) and lower marketing, administration and research costs ($4 million), partially offset by volume decreases ($47 million).

Beer
____

   Operating revenues for the first quarter of 1995 increased $16 million (1.6%) from the comparable 1994 period. This increase was due to price increases ($12 million) and volume increases ($4 million). Unit volume (based on shipments) increased .4% in the first quarter of 1995 compared with an estimated .3% volume decline for the U.S. malt beverage industry. Shipments of Miller's premium-priced beers increased 2.1% in the first quarter of 1995 to account for 80% of their volume mix, up 1.4 percentage points from the first quarter of 1994. Volume growth was paced by the initial success of Red Dog and by continued growth of Icehouse. Volume for Miller Lite improved; however, the Lite franchise was down slightly due to lower Lite Ice volume. The decrease in Lite Ice is attributable to higher-than-normal shipments in the first quarter of 1994, when the product was introduced nationally. Shipments of Miller Genuine Draft and the Molson brands also were down versus prior year. Operating income for the first quarter of 1995 increased $11 million (10.7%) from the comparable 1994 period, due primarily to price increases and lower costs (aggregating $15 million) and lower fixed manufacturing expenses, as a result of a plant closing in 1994 ($8 million), partially offset by higher marketing, administration and research costs ($9 million) and dispositions ($6 million).


Financial Services and Real Estate
__________________________________

   During the first quarter of 1995, operating revenues and operating income from financial services and real estate operations decreased 26.8% and 40.7%, respectively, from the first quarter of 1994. First quarter 1995 operating income from financial services decreased due primarily to gains recognized in the first quarter of 1994 on the sale of the Company's marketable securities portfolio and lack of income from this portfolio in 1995. Operating income from real estate operations in 1995 decreased from 1994 levels, reflecting lower residential land sales in Southern California, partially offset by higher land sales in Colorado.

Cash Provided and Used
______________________

Net Cash Provided by Operating Activities
_________________________________________

   During the first quarter of 1995, cash provided by operating activities was $407 million, compared with $874 million in the first quarter of 1994. The decrease was due primarily to more cash used for working capital items, partially offset by higher net earnings.

Net Cash Provided by Investing Activities
_________________________________________

   Cash provided by investing activities for the first quarter of 1995 was $345 million, compared with $451 million for the comparable 1994 period. The change reflects a $651 million decrease in cash provided by net proceeds from finance assets and a $42 million increase in capital expenditures, partially offset by a $635 million increase in cash provided from the sales of businesses. Capital expenditures were $308 million in the first quarter of 1995, of which 49% related to food operations and 31% related to tobacco operations. In February 1995, the Company sold its Kraft Foodservice distribution business for $690 million.

Net Cash Used in Financing Activities
_____________________________________

   During the first quarter of 1995, the Company's cash used in financing activities was $675 million, compared with $1.3 billion during the first quarter of 1994. Cash used in financing activities for the first quarter of 1995 was used primarily for cash dividends paid ($706 million), the repurchase of common stock ($478 million), net repayment of financial services' short-term borrowings ($194 million) and consumer products' net repayment of long-term debt ($82 million), partially offset by consumer products' net issuance of short-term borrowings ($732 million).

   The Company operates internationally, with manufacturing and sales facilities around the world. The Company continually evaluates its foreign currency exposure (primarily the Swiss franc, Deutsche mark, Japanese yen, Swedish krona and Canadian dollar) based on current market conditions and business strategies. It acts to manage interest rate and foreign currency rate exposures, when deemed prudent, by creating offsetting exposures through the use of derivative financial instruments. The Company is not a party to leveraged derivatives.

   The Company enters into forward exchange contracts, for purposes other than trading, to reduce the effect of fluctuating foreign currency on foreign currency denominated assets, liabilities, commitments and short-term intercompany transactions. At March 31, 1995 and 1994, the Company had forward exchange contracts, with maturities of less than one year, of $4.5 billion and $3.0 billion, respectively.

   At March 31, 1995, the Company had consumer products short-term borrowings of $3.5 billion, $3.3 billion of which was reclassified as long-term debt based upon the Company's intent and ability to refinance such debt under a $8 billion revolving bank credit agreement that expires in 1998. At December 31, 1994, the Company had consumer products short-term borrowings of $2.7 billion, $2.5 billion of which was reclassified as long-term debt. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

   At March 31, 1995, the Company's ratio of consumer products debt to total equity was 1.18, up from 1.17 at December 31, 1994. The change reflects an increase in consumer products debt, partially offset by an increase in stockholders' equity. The increase in stockholders' equity was due primarily to net earnings in the first quarter of 1995 and favorable movement in the currency translation adjustments account, partially offset by dividends declared and the repurchase of common stock.

   The Company's ratio of consumer products debt to total equity was 1.34 at March 31, 1994. The change from March 31, 1994 to March 31, 1995 reflects lower consumer products debt ($336 million) and increased total stockholders' equity ($1.4 billion).

   Dividends paid in the first quarter of 1995 increased 23.9% over the comparable period of 1994, reflecting the increase in dividends declared, partially offset by fewer shares outstanding. The Board of Directors increased the Company's quarterly dividend rate 6.2% in February 1994 and 19.6% in August 1994 to an annualized dividend rate of $3.30 per share.

   During the first quarter of 1995, the Company repurchased 7.7 million shares of its common stock at an aggregate cost of $481 million. These purchases were made in accordance with the Company's August 1994 announcement of its intention to spend up to $6 billion to repurchase common stock in open market transactions over three years. The program began in October 1994. Through March 31, 1995, cumulative purchases under the program totaled 15.0 million shares at a cost of $914 million.


Contingencies
_____________

   See Note 2 to the Condensed Consolidated Financial Statements for discussion of contingencies.

                          Part II - OTHER INFORMATION



Item 1. Legal Proceedings.

   Reference is made to Note 2, "Contingencies", of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.


Item 4. Submission of Matters to a Vote of Security Holders.

   The annual meeting of stockholders was held in Richmond, Virginia on April 27, 1995. 715,861,987 shares of Common Stock, 83.9% of outstanding shares, were represented in person or by proxy.

   The following fourteen directors were elected to a one-year term expiring in 1996:

                           Number of Shares
                        -----------------------
                            For       Withheld
                        -----------  ----------
Elizabeth E. Bailey     688,108,448  27,753,539
Geoffrey C. Bible       687,428,375  28,433,612
Murray H. Bring         687,373,826  28,488,161
Harold Brown            687,916,928  27,945,059
William H. Donaldson    688,284,711  27,577,276
Jane Evans              688,045,344  27,816,643
Robert E. R. Huntley    687,258,038  28,603,949
Rupert Murdoch          687,593,104  28,268,883
John D. Nichols         688,069,603  27,792,384
Richard D. Parsons      688,059,171  27,802,816
Roger S. Penske         688,189,652  27,672,335
John S. Reed            688,229,774  27,632,213
Hans G. Storr           687,440,455  28,421,532
Stephen M. Wolf         687,804,199  28,057,788

   The selection of Coopers & Lybrand L.L.P. as auditors was approved:
708,307,239 shares, 99.2% of those voting, voted in favor; 5,520,627 shares, 0.8%, voted against and 2,034,121 shares abstained.

Six stockholder proposals were defeated:

Proposal One: That a Committee of outside directors institute an executive compensation review and prepare a report to be made available to stockholders:
34,231,365 shares, or 5.9% of the shares voting on the proposal, voted in favor; 541,449,326 shares, or 94.1%, voted against and 140,181,296 shares abstained (including broker non-votes);

Proposal Two: That the Company refrain from making expenditures to challenge health studies relating to environmental tobacco smoke: 34,685,502 shares, or 6.4% of the shares voting on the proposal, voted in favor; 505,261,361 shares, or 93.6%, voted against and 175,915,124 shares abstained (including broker non-votes);

Proposal Three: That the Company take action to spin-off, sell or otherwise divest its domestic tobacco business: 19,466,201 shares, or 3.5% of shares voting on the proposal, voted in favor; 539,208,085 shares, or 96.5%, voted against and 157,187,701 shares abstained (including broker non-votes);

Proposal Four: That the Company refrain from providing pension or other retirement benefits to non-employee directors unless they have been submitted to stockholders for approval: 141,936,351 shares, or 24.6% of the shares voting on the proposal, voted in favor; 435,790,187 shares, or 75.4%, voted against and 138,135,449 shares abstained (including broker non-votes);

Proposal Five: That the Company establish a Committee of the Board to review how tobacco farmers can be helped in converting their farmland to use for other purposes: 20,230,805 shares, or 3.7% of the shares voting on the proposal, voted in favor; 531,279,264 shares, or 96.3%, voted against and 164,351,918 shares abstained (including broker non-votes);

Proposal Six:  That the Board of Directors establish an Independent Directors
Committee: 27,418,915 shares, or 4.8% of the shares voting on the proposal, voted in favor; 548,300,777 shares, or 95.2%, voted against and 140,142,295 shares abstained (including broker non-votes).


Item 6. Exhibits and Reports on Form 8-K.

 (a)  Exhibits

      12 Statement regarding computation of ratios of earnings to fixed charges.

      27     Financial Data Schedule.

 (b) Reports on Form 8-K. During the quarter for which this report is filed, the Registrant filed a Current Report on Form 8-K, dated January 26, 1995, containing the Registrant's consolidated financial statements for the year ended December 31, 1994.
___________

                                   Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       PHILIP MORRIS COMPANIES INC.

BY     /s/ HANS G. STORR

       Hans G. Storr, Executive Vice President and
       Chief Financial Officer

DATE   May 9, 1995