Form 10-Q
period 1995-06-30
PHILIP MORRIS COMPANIES INC
filed 1995-08-14
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to


                        Commission file number  1-8940


                         Philip Morris Companies Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Virginia                                           13-3260245
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  120 Park Avenue, New York, New York                            10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (212)  880-5000
                                                  ------------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X          No
                                         ---------         --------

   At July 31, 1995, there were 840,007,488 shares outstanding of the registrant's common stock, par value $1 per share.

                          PHILIP MORRIS COMPANIES INC.


                               TABLE OF CONTENTS

                                                                     Page No.

PART I  -  FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited).

           Condensed Consolidated Balance Sheets as at
                June 30, 1995 and December 31, 1994                    3 - 4

           Condensed Consolidated Statements of Earnings for the
                Six Months Ended June 30, 1995 and 1994                   5

                Three Months Ended June 30, 1995 and 1994                 6

           Condensed Consolidated Statements of Stockholders'
                Equity for the Year Ended December 31, 1994
                and the Six Months Ended June 30, 1995                    7

           Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1995 and 1994                8 - 9

           Notes to Condensed Consolidated Financial Statements       10 - 17

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                  18 - 28

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings.                                            29

Item 6.    Exhibits and Reports on Form 8-K.                             29

Signature                                                                30


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                 Philip Morris Companies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                  (Unaudited)

                                               June 30,    December 31,
                                                 1995          1994
                                               --------    ------------

ASSETS
CONSUMER PRODUCTS
  Cash and cash equivalents                     $   191       $   184
  Receivables, net                                5,029         4,382

  Inventories:
    Leaf tobacco                                  2,754         3,029
    Other raw materials                           1,851         1,943
    Finished product                              2,917         3,015
                                                -------       -------

                                                  7,522         7,987

  Other current assets                            1,287         1,355
                                                -------       -------

    Total current assets                         14,029        13,908

  Property, plant and equipment, at cost         18,940        18,254
    Less accumulated depreciation                 7,553         7,083
                                                -------       -------

                                                 11,387        11,171
  Goodwill and other intangible assets
    (less accumulated amortization of
     $3,669 and $3,342)                          19,846        19,744

  Other assets                                    2,754         2,633
                                                -------       -------

    Total consumer products assets               48,016        47,456

FINANCIAL SERVICES AND REAL ESTATE
  Finance assets, net                             4,612         4,519
  Real estate held for development and sale         363           401
  Other assets                                      272           273
                                                -------       -------
    Total financial services and
      real estate assets                          5,247         5,193
                                                -------       -------

      TOTAL ASSETS                              $53,263       $52,649
                                                =======       =======





           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (continued)
                            (in millions of dollars)
                                  (Unaudited)

                                              June 30,    December 31,
                                                1995          1994
                                              --------    ------------

LIABILITIES
CONSUMER PRODUCTS
  Short-term borrowings                        $   134       $   181
  Current portion of long-term debt              1,097           712
  Accounts payable                               2,659         3,789
  Accrued taxes, except income taxes             1,426           948
  Accrued marketing                              2,133         2,086
  Other accrued liabilities                      3,004         3,216
  Income taxes                                   1,357         1,325
  Dividends payable                                698           708
                                               -------       -------

    Total current liabilities                   12,508        12,965

  Long-term debt                                13,802        14,085
  Deferred income taxes                            387           385
  Accrued postretirement health care costs       2,214         2,164
  Other liabilities                              5,740         5,609
                                               -------       -------

    Total consumer products liabilities         34,651        35,208

FINANCIAL SERVICES AND REAL ESTATE
  Short-term borrowings                            483           604
  Long-term debt                                   937           890
  Deferred income taxes                          3,158         3,010
  Other liabilities                                154           151
                                               -------       -------
    Total financial services and
      real estate liabilities                    4,732         4,655
                                               -------       -------

    Total liabilities                           39,383        39,863

Contingencies (Note 2)

STOCKHOLDERS' EQUITY
  Common stock, par value $1.00 per share
    (935,320,439 shares issued)                    935           935
  Earnings reinvested in the business           18,788        17,489
  Currency translation adjustments                 504           (47)
                                               -------       -------

                                                20,227        18,377
    Less cost of treasury stock
      (93,991,017 and 82,461,374 shares)         6,347         5,591
                                               -------       -------

    Total stockholders' equity                  13,880        12,786
                                               -------       -------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                   $53,263       $52,649
                                               =======       =======





           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                                For the Six Months Ended
                                                        June 30,
                                                ------------------------
                                                    1995          1994
                                                  -------       -------

Operating revenues                                $33,646       $31,914

Cost of sales                                      13,780        13,850

Excise taxes on products                            6,583         5,655
                                                  -------       -------

         Gross profit                              13,283        12,409

Marketing, administration and research costs        7,622         7,299

Amortization of goodwill                              294           286
                                                  -------       -------

         Operating income                           5,367         4,824

Interest and other debt expense, net                  626           631
                                                  -------       -------
         Earnings before income taxes
            and cumulative effect of
            accounting changes                      4,741         4,193

Provision for income taxes                          1,968         1,790
                                                  -------       -------
         Earnings before cumulative effect
           of accounting changes                    2,773         2,403

Cumulative effect of changes in method of
  accounting (Note 3)                                 (28)
                                                  -------       -------

         Net earnings                             $ 2,745       $ 2,403
                                                  =======       =======

Weighted average number of shares                     847           873
                                                  =======       =======
Per share data:
   Earnings before cumulative effect of
     accounting changes                           $  3.27       $  2.75

   Cumulative effect of accounting changes           (.03)
                                                  -------       -------

   Net earnings                                   $  3.24       $  2.75
                                                  =======       =======

   Dividends declared                             $  1.65       $  1.38
                                                  =======       =======





           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                               For the Three Months Ended
                                                         June 30,
                                               --------------------------

                                                   1995          1994
                                                  -------       -------

Operating revenues                                $17,129       $16,414

Cost of sales                                       6,947         7,052

Excise taxes on products                            3,366         2,882
                                                  -------       -------

         Gross profit                               6,816         6,480

Marketing, administration and research costs        3,949         3,873

Amortization of goodwill                              148           145
                                                  -------       -------

         Operating income                           2,719         2,462

Interest and other debt expense, net                  308           312
                                                  -------       -------

         Earnings before income taxes               2,411         2,150

Provision for income taxes                          1,001           918
                                                  -------       -------

         Net earnings                             $ 1,410       $ 1,232
                                                  =======       =======

Weighted average number of shares                     844           870
                                                  =======       =======
Per share data:
   Net earnings                                   $  1.67       $  1.42
                                                  =======       =======

   Dividends declared                             $  .825       $   .69
                                                  =======       =======





           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1994 and
                       the Six Months Ended June 30, 1995
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                            Earnings                              Total
                                            Reinvested   Currency      Cost of    Stock-
                                    Common  in the       Translation   Treasury   holders'
                                    Stock   Business     Adjustments   Stock      Equity
                                    ------  ----------   ------------  --------   --------

Balances, January 1, 1994             $935     $15,718       $(711)     $(4,315)   $11,627

Net earnings                                     4,725                               4,725
Exercise of stock options
  and issuance of other stock
  awards                                          (217)                     324        107
Cash dividends declared
  ($3.03 per share)                             (2,623)                             (2,623)
Currency translation adjustments                               664                     664
Stock purchased                                                          (1,600)    (1,600)
Unrealized appreciation
  (depreciation) on securities                    (114)                               (114)
                                      ----     -------       -----      -------    -------

    Balances, December 31, 1994        935      17,489         (47)      (5,591)    12,786

Net earnings                                     2,745                               2,745
Exercise of stock options
  and issuance of other stock
  awards                                           (36)                     207        171
Cash dividends declared
  ($1.65 per share)                             (1,396)                             (1,396)
Redemption of stock rights                          (9)                                 (9)
Currency translation adjustments                               551                     551
Stock purchased                                                            (963)      (963)
Unrealized  appreciation
  (depreciation) on securities                      (5)                                 (5)
                                      ----     -------       -----      -------    -------

    Balances, June 30, 1995           $935     $18,788       $ 504      $(6,347)   $13,880
                                      ====     =======       =====      =======    =======




           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                  (Unaudited)

                                                     For the Six Months Ended
                                                               June 30,
                                                     ------------------------
                                                         1995         1994
                                                        -------      ------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                        $ 2,693      $2,331
             - Financial services and real estate            52          72
                                                        -------      ------

        Net earnings                                      2,745       2,403

Adjustments to reconcile net earnings to operating cash flows:

CONSUMER PRODUCTS
  Cumulative effect of accounting change                     46
  Depreciation and amortization                             856         816
  Deferred income tax provision                             133          77
  Gain on sale of business                                  (42)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                       (754)       (847)
    Inventories                                             470         193
    Accounts payable                                     (1,031)       (541)
    Income taxes                                              1        (242)
    Other working capital items                             (33)        304
  Other                                                      71         173

FINANCIAL SERVICES AND REAL ESTATE
  Deferred income tax provision                             107         130
  Decrease (increase) in real estate receivables             16         (48)
  Decrease in real estate held for
    development and sale                                     37          69
  Other                                                      28         (52)
                                                        -------      ------
        Net cash provided by operating activities
          before interest payment on zero coupon bonds    2,650       2,435

  Interest payment on zero coupon bonds - financial
    services and real estate                                           (156)
                                                        -------      ------

        Net cash provided by operating activities         2,650       2,279
                                                        -------      ------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

CONSUMER PRODUCTS
  Capital expenditures                                     (662)       (607)
  Purchases of businesses, net of acquired cash             (79)        (81)
  Proceeds from sales of businesses                         800          61
  Other                                                    (120)         21

FINANCIAL SERVICES AND REAL ESTATE
  Investments in finance assets                            (169)       (192)
  Proceeds from finance assets                               77         754
                                                        -------      ------

        Net cash used in investing activities           $  (153)     $  (44)
                                                        -------      ------

           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                            (in millions of dollars)
                                  (Unaudited)

                                                      For the Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                           1995       1994
                                                          -------    -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

CONSUMER PRODUCTS
  Net (repayment) issuance of short-term borrowings       $  (121)   $   631
  Long-term debt proceeds                                     285         46
  Long-term debt repaid                                      (276)      (988)

FINANCIAL SERVICES AND REAL ESTATE
  Net repayment of short-term borrowings                     (121)       (91)
  Long-term debt repaid                                                  (44)

Purchase of treasury stock                                   (971)      (554)
Dividends paid                                             (1,406)    (1,175)
Issuance of shares                                            131         14
Stock rights redemption                                        (9)
Other                                                          (8)       (14)
                                                          -------    -------

      Net cash used in financing activities                (2,496)    (2,175)

Effect of exchange rate changes on cash and
  cash equivalents                                              6         13
                                                          -------    -------

Cash and cash equivalents:

Increase                                                        7         73

Balance at beginning of period                                184        182
                                                          -------    -------

Balance at end of period                                  $   191    $   255
                                                          =======    =======





           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1.  Accounting Policies:
----------------------------

    The interim condensed consolidated financial statements of Philip Morris Companies Inc. (the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year. Neither second quarter nor six month results should be considered indicative of full-year results. See Management's Discussion and Analysis on page 18.

    These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's annual report to stockholders and which are incorporated by reference into the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

Note 2.  Contingencies:
----------------------

    Various legal proceedings covering a wide range of matters are pending in various jurisdictions against the Company and its subsidiaries, including Philip Morris Incorporated ("PM Inc."), a wholly-owned subsidiary of the Company. In certain of the proceedings pending against PM Inc. and, in some cases, the Company, plaintiffs allege injury resulting from cigarette smoking or exposure to cigarette smoking and seek compensatory and, in some cases, punitive damages.



                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


   Among the defenses raised by defendants to certain of the litigation in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking is preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Act"). In June 1992, the United States Supreme Court held that the Act, as enacted in 1965, does not preempt common law damage claims but that the Act, as amended in 1969, preempts claims arising after 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court also held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislative proposals to eliminate the federal preemption defense, pending in Congress since 1991, were enacted. It is not possible to predict whether any such legislation will be enacted.

   Certain pending litigation is summarized below.

   In March 1994, a Florida state appellate court reversed a lower court ruling and reinstated plaintiffs' class action allegations in a purported class action against the leading United States cigarette manufacturers, in which certain flight attendants, claiming to represent a class of approximately 60,000 individuals, alleged personal injury caused by exposure to environmental tobacco smoke ("ETS") aboard aircraft. The appellate court ordered the trial court to hold further hearings on the class action allegations. The defendants filed a request for review of this ruling by the full panel of the appellate court. The request was denied. In October 1994, defendants asked the Florida Supreme Court to review the March appellate court decision. This request was denied in April 1995 by the Florida Supreme Court. Meanwhile, in December 1994, the trial court granted plaintiffs' motion for class certification. Defendants have appealed the class certification decision and order to the Florida Third District Court of Appeals.

   In May 1994, an action was filed in a Florida state court against the leading United States tobacco manufacturers and others, including the Company, by plaintiffs alleging injury and purporting to represent a class of certain smokers, certain former smokers and their heirs. Plaintiffs cited the Florida appellate reversal discussed above in support of their allegations of class action status. Subsequently, the Company was voluntarily dismissed from this action, which otherwise continues against the tobacco manufacturers, including PM Inc. In October 1994, the trial court granted plaintiffs' motion for class certification. The class, as certified, comprises "all United States citizens and residents and their survivors who have...suffered, presently suffer, or who have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine." Defendants have appealed the class certification decision and order to the Florida Third District Court of Appeals.



                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


   In May 1994, the State of Florida enacted a statute which purports to abolish affirmative defenses in actions brought by the state seeking reimbursement of Medicaid costs. The statute purports in such actions to adopt a market share liability theory, to permit the introduction of statistical evidence to prove causation, and to allow the state not to identify the individual Medicaid recipients who received the benefits at issue in such action. Since its passage, three lawsuits have been filed relating to the statute: (1) In June 1994, PM Inc. and others filed suit in Florida state court challenging the constitutionality of the statute. In June 1995, the Court declared certain parts of the statute to be unconstitutional and declared other parts to be constitutional. The Court also declared that the agency charged with enforcing the statute was unconstitutional. In July, the State of Florida appealed the ruling and PM Inc. then cross-appealed. On August 9, 1995, the Florida District Court of Appeal, First District, certified the appeal to the Supreme Court of Florida; (2) In February 1995, PM Inc. and two other parties petitioned the Supreme Court of Florida, in a separate action, to prohibit two state agencies from filing and maintaining an action against the tobacco industry under the statute. In April 1995, the Supreme Court denied PM Inc.'s February petition;
(3) In February 1995, the State of Florida filed an action against the tobacco industry under the statute, attempting to recover certain Medicaid costs. This action has been stayed by the trial court pending further order of the court. In addition to these three lawsuits, during the second quarter of 1995 legislation repealing the statute was passed by the Florida legislature and vetoed by the Governor of Florida after the legislature had adjourned. At its next session, the legislature may consider overriding the veto.

   In March 1994, an action was filed in the United States District Court for the Eastern District of Louisiana against the leading United States cigarette manufacturers and others, including the Company, seeking certification of a class action on behalf of all United States residents who allege that they are addicted, or are the legal survivors of persons who were addicted, to tobacco products. Plaintiffs allege that the cigarette manufacturers manipulated the levels of nicotine in their tobacco products to make such products addictive. Plaintiffs' motion for class certification was heard in December 1994, and in February 1995, the court conditionally certified the class for certain issues relating to allegations of fraud, breach of warranty, intentional tort, negligence, strict liability, consumer protection and punitive damages. However, the court declined to certify a class on the issues of injury in fact, causation, reliance, compensatory damages, certain affirmative defenses and on plaintiffs' claim for medical monitoring. Defendants, including the Company, asked the District Court to certify its class certification decision for immediate appeal to the United States Court of Appeals for the Fifth Circuit. The Court granted that request and the Fifth Circuit has agreed to hear the appeal.

   In March 1994, an action was filed in an Alabama state court against three leading United States cigarette manufacturers, including PM Inc. Plaintiff, claiming to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per each class member as well as injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama. The plaintiff subsequently filed a motion to remand to an Alabama state court. The motion to remand has not been ruled upon. A motion to stay the proceeding was granted in June 1994.



                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


   In May 1994, an action was filed in Mississippi state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of Mississippi seeking reimbursement of Medicaid and other expenditures by the State of Mississippi claimed to have been made to treat smoking-related diseases. Plaintiff also seeks an injunction barring defendants from selling or encouraging the sale of cigarettes to minors. In June 1994, defendants removed the case to the United States District Court for the Southern District of Mississippi. In that same month, plaintiff moved to remand the case back to state court. Plaintiff's motion was granted in August 1994 and the case was remanded to state Chancery Court. In September 1994, the plaintiff moved to strike defendants' challenges to the sufficiency of the complaint and the subject matter jurisdiction of the Chancery Court. Also in September 1994, defendants moved to transfer the case from the Chancery Court to the Circuit Court. In October 1994, defendants, including PM Inc., moved for judgment on the pleadings. In February 1995, the Court denied the defendants' motions and granted the plaintiff's motion to strike certain of defendants' challenges to the sufficiency of the complaint. The defendants have subsequently filed a motion for partial summary judgment asserting that the Attorney General lacked the authority to bring those claims seeking Medicaid reimbursement. That motion is pending. Meanwhile, in May 1995, the plaintiff voluntarily dismissed the Company from the lawsuit. PM Inc. remains a defendant.

   In August 1994, an action was filed in Minnesota state court against the leading United States cigarette manufacturers and others by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota seeking reimbursement of Medicaid and other expenditures by the plaintiffs claimed to have been made to treat smoking-related diseases. Plaintiffs' asserted causes of action include negligent performance of a voluntary undertaking, violation of Minnesota antitrust laws, violation of consumer protection statutes, restitution, and conspiracy. Defendants moved to dismiss all of the claims brought by Blue Cross and Blue Shield and certain of the claims brought by the State, and plaintiffs moved to strike certain of the defendants' affirmative defenses. In May 1995, the Court denied these motions. The defendants then requested that the Minnesota Court of Appeals permit an immediate appeal of the Court's decision as it related to Blue Cross and Blue Shield and, in July 1995, the Minnesota Court of Appeals denied that request.

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

   The Commonwealth of Massachusetts has enacted legislation specifically authorizing lawsuits similar to those described in the preceding three paragraphs. To date, no such lawsuit has been filed.


                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)



   In February 1995, Rothman's, Benson & Hedges, Inc. (in which the Company, through subsidiaries, owns a 40% interest) was served with a statement of claim commencing a purported class action in the Ontario Court of Justice, Toronto, Canada, against Imperial Tobacco Limited, RJR-MacDonald Inc., and Rothman's, Benson & Hedges. The lawsuit seeks damages in the amount of $1,000,000 and punitive and exemplary damages on behalf of each plaintiff, and an order requiring the funding of rehabilitation centers. The plaintiffs seek certification of a class of persons who have suffered loss as a result of their alleged nicotine addiction and their estates and persons with related Family Law Act claims. The defendants have requested a more particular statement of claim prior to delivering their statement of defense.

   In June 1995, a complaint was filed in the United States District Court for the District of Maryland naming PM Inc. as the sole defendant. The lawsuit seeks certification of a class consisting of "all persons and estates injured as a result of the defendant's alleged failure to manufacture a fire safe cigarette since 1987." Plaintiffs allege in their complaint that PM Inc. intentionally withheld and suppressed material information relating to technology to produce a cigarette less likely to cause fires and failed to design and sell its cigarettes using the alleged technology. Causes of action are asserted based on federal and state consumer protection statutes, strict liability, negligence and breach of implied warranties. Compensatory and punitive damages are sought.

   In April 1993, the Company and certain officers were named as defendants in the first of a number of purported shareholder class actions which have been consolidated in the United States District Court for the Southern District of New York. These lawsuits allege that the Company violated federal securities laws by making false and misleading statements concerning the effects of discount cigarettes on PM Inc.'s premium tobacco business prior to April 2, 1993, the date upon which PM Inc. announced revisions in its marketing and pricing strategies for its premium and discount brands. In December 1994, defendants' motion to dismiss, heard by the court in November 1993, was granted and the case was dismissed. Plaintiffs have filed an appeal, which is pending.

   In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in a complaint filed as a purported class action in the United States District Court in the Eastern District of New York. Plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which defendants allegedly shipped more inventory to customers than was necessary to satisfy market demand. In December 1994, a motion to dismiss by defendants was denied. Defendants have filed an answer denying the material allegations of the complaint. Plaintiffs' motion to certify a purported class of persons (other than persons associated with defendants) who purchased common stock of the Company during the period July 10, 1991 through April 1, 1993, is pending.

   In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in several purported class actions that have been consolidated in the United States District Court in the Southern District of New York. In those cases, plaintiffs assert that defendants violated federal securities laws by making allegedly false and misleading statements regarding the allegedly addictive qualities of cigarettes. In each case, plaintiffs claim to have been misled by defendants' knowing and intentional failure to disclose material information. Defendants filed motions to dismiss and those matters are presently pending before the court.


                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)

   In March 1995, an antitrust action was filed in California state court against the leading United States cereal manufacturers, including the Post Division of Kraft Foods, Inc., by plaintiffs purporting to represent all California residents who purchased defendants' cereal products for consumption during the four years preceding the date upon which the complaint was filed. Plaintiffs seek treble damages and the return of profits resulting from the defendants' alleged conspiracy to fix and raise prices of cereal products sold to California consumers. In April 1995, a second purported class action similar to the earlier action was filed in the same court. In August 1995, the two cases were consolidated.

   In May 1995, PM Inc. announced a recall of certain of its products and in June and July four purported class actions relating to the recall were filed, one in New Jersey, one in Texas and two in Louisiana. The actions allege, among other things, that PM Inc. sold defective products that caused injury to the plaintiffs. In addition, plaintiffs in the Texas case seek to certify a class of all people who allegedly suffered adverse health effects as a result of smoking cigarettes that used filters containing certain materials. In the Louisiana cases, PM Inc. has removed the cases to federal court.

   In August 1995, a shareholder derivative action was filed purportedly on behalf of the Company and against certain current and former officers and directors in the Supreme Court of the State of New York, County of New York. The plaintiffs allege that the individual defendants breached their fiduciary duties and engaged in intentional misconduct, gross negligence, or gross mismanagement by allegedly failing to properly disclose or supervise conduct allegedly undertaken by the Company or its agents regarding the health effects of cigarettes, the alleged addictiveness of cigarettes, and the alleged manipulation of the nicotine content of cigarettes.

   Each of the Company and its subsidiaries believes, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all pending litigation. All such cases are, and will continue to be, vigorously defended. It is not possible to predict the outcome of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. There have also been a number of restrictive regulatory, adverse political and other developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation and the possible commencement of additional litigation.

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


                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)

   In March 1994, the Company and PM Inc. filed an action in the Circuit Court for the City of Richmond, Virginia against American Broadcasting Companies, Inc. and others alleging injury caused by false and defamatory statements made by defendants on various nationally televised news programs. Among the statements giving rise to the action is defendants' claim that tobacco companies, including PM Inc., artificially "spike" and "fortify" their cigarettes sold in the United States with additional nicotine. The Company and PM Inc. seek compensatory and punitive damages totaling $10 billion. ABC and the other defendants have filed a motion for summary judgment seeking to dismiss all claims. Oral argument of the motion is set for August 18, 1995. Trial is scheduled for October 10, 1995 and pretrial discovery continues. Litigation is subject to many uncertainties and the Company and PM Inc. are unable to predict the outcome of this matter.

Note 3.  New Accounting Standards:
---------------------------------

Postretirement Benefits Other Than Pensions - Non-U.S. Plans
------------------------------------------------------------

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

   Consistent with the transition methodology for U.S. plans adopted in 1991, the Company has recognized this change in accounting on the immediate recognition basis. The cumulative effects as of January 1, 1995 of adopting SFAS No. 106 for non-U.S. plans were an increase in other assets of $14 million, an increase in accrued postretirement health care costs of $35 million and a decrease in 1995 net earnings of $21 million ($.02 per share). However, application of SFAS No. 106 during the six months ended June 30, 1995 did not materially reduce 1995 net earnings before cumulative effect of accounting changes.

   The Company's Canadian subsidiary provides health care and other benefits to its retired employees, their covered dependents and beneficiaries. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these benefits. Health care benefits for other non-U.S. plans are generally provided through local government plans.

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

Contributions Received and Contributions Made
---------------------------------------------

   Effective January 1, 1995, the Company adopted SFAS No. 116, "Accounting for Contributions Received and Contributions Made." This statement requires the Company to recognize an unconditional promise to make a contribution as an expense in the period the promise is made. The Company had previously expensed contributions when payment was made.

   The cumulative effect at January 1, 1995 of adopting SFAS No. 116 reduced 1995 net earnings by $7 million ($.01 per share), net of $4 million of income tax benefits. However, application of SFAS No. 116 during the six months ended June 30, 1995 did not materially reduce 1995 net earnings before cumulative effect of accounting changes.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of
-----------------------------------------------------------------------

   In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," which must be adopted by the Company by January 1, 1996. The Company is currently evaluating SFAS No. 121 and has not yet estimated the impact of adoption, if any.

Note 4.  Capital Stock:
----------------------

   On March 1, 1995, the Board of Directors authorized the redemption of the Company's Common Stock Purchase Rights. The rights were redeemed on April 10, 1995, by payment of $.01 per common share to stockholders of record on March 15, 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.
--------------------------------------------------------------------------------

Operating Results
-----------------

                                             For the Six Months Ended June 30,
                                         ------------------------------------------
                                         Operating Revenues       Operating Income
                                         -------------------     ------------------
                                                        (in millions)
                                           1995        1994        1995       1994
                                         -------     -------      ------     ------

Tobacco                                  $16,271     $14,143      $3,602     $3,106
Food                                      14,949      15,289       1,913      1,829
Beer                                       2,233       2,232         279        257
Financial services
 and real estate                             193         250          81        112

Amortization of goodwill                                            (294)      (286)
Unallocated corporate
 expenses                                                           (214)      (194)
                                         -------     -------      ------     ------

Total                                    $33,646     $31,914      $5,367     $4,824
                                         =======     =======      ======     ======

                                             For the Three Months Ended June 30,
                                         ------------------------------------------
                                          Operating Revenues      Operating Income
                                         -------------------      -----------------
                                                         (in millions)
                                           1995        1994        1995       1994
                                         -------     -------      ------     ------

Tobacco                                  $ 8,330     $ 7,189      $1,778     $1,546
Food                                       7,490       7,870         980        949
Beer                                       1,187       1,202         165        154
Financial services
 and real estate                             122         153          49         58

Amortization of goodwill                                            (148)      (145)
Unallocated corporate
 expenses                                                           (105)      (100)
                                         -------     -------      ------     ------

Total                                    $17,129     $16,414      $2,719     $2,462
                                         =======     =======      ======     ======

  Operating revenues of $33.6 billion for the first six months of 1995 increased $1.7 billion (5.4%) and operating income increased $543 million (11.3%) over the comparable 1994 period. Operating revenues of $17.1 billion for the second quarter of 1995 increased $715 million (4.4%) and operating income increased $257 million (10.4%) over the comparable 1994 period. In the second quarter and first six months of 1995, operating income in all consumer product business segments increased over the comparable 1994 periods.

   The Company sold substantially all of the distribution business of Kraft Foodservice in February 1995 and all of the frozen dinners business of The All American Gourmet Company during the fourth quarter of 1994. Excluding these divestitures, on an ongoing basis the Company's operating revenues and operating income increased 10.7% and 12.3%, respectively, in the first six months of 1995, and 11.2% and 12.0%, respectively, in the second quarter of 1995, versus the comparable periods of 1994.

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

   Net earnings and net earnings per share, before cumulative effect of accounting changes, were up 15.4% and 18.9%, respectively, in the first six months of 1995, as compared to the prior year. Net earnings and net earnings per share were up 14.4% and 17.6%, respectively, in the second quarter of 1995, as compared to the prior year.

   In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," which must be adopted by the Company by January 1, 1996. The Company is currently evaluating SFAS No. 121 and has not yet estimated the impact of adoption, if any.

Operating Results by Business Segment
-------------------------------------

Tobacco
-------

                                For the Six Months Ended June 30,
                            ------------------------------------------
                            Operating Revenues       Operating Income
                            -------------------      -----------------
                                           (in millions)
                              1995        1994        1995       1994
                            -------     -------      ------    -------

Domestic tobacco            $ 5,576     $ 5,421      $1,825     $1,627
International tobacco        10,695       8,722       1,777      1,479
                            -------     -------      ------    -------

Total                       $16,271     $14,143      $3,602     $3,106
                            =======     =======      ======    =======


   BUSINESS ENVIRONMENT. The tobacco industry, including PM Inc., has faced, and continues to face, a number of issues which have affected or which may affect volume, operating revenues and operating income. These include proposed federal regulatory controls (including, as discussed below, the publication of proposed regulations by the United States Food and Drug Administration (the "FDA") which purport to regulate tobacco products as "drugs" or medical "devices"), actual and proposed excise tax increases, federal, state and local governmental and private restrictions on smoking (including additional restrictions imposed by airlines), new and proposed restrictions on tobacco manufacturing, marketing, advertising and sales, proposals to ban or severely restrict smoking in workplaces and in buildings permitting public access, to require substantial additional health warning and product content information on cigarette packages and in advertising, and to eliminate the tax deductibility of a portion of the cost of tobacco advertising, increased assertions of adverse health effects associated with both smoking and exposure to tobacco smoke (and legislation or other governmental action seeking to ascribe to the industry responsibility and liability therefor), the diminishing social acceptance of smoking and the commencement of private plaintiff class action litigation as well as actions by states seeking Medicaid reimbursement.

   In June 1995, PM Inc. entered into a consent decree with the Department of Justice pursuant to which it agreed to reposition its brand advertising at professional football, basketball and hockey arenas so as not to be exposed to prominent television coverage.

   In June 1995, PM Inc. announced that it has voluntarily undertaken a program to discourage minors from smoking cigarettes. Elements of the program include discontinuing free cigarette sampling to consumers, placing a notice on cigarette cartons and packs stating "Underage Sales Prohibited," taking measures to encourage retailer compliance, and independent auditing of the program.

   On August 10, 1995, President Clinton announced and the FDA initiated a rule-making proposal purportedly designed to prevent minors from smoking. In the proposal, the FDA asserted that it has jurisdiction over nicotine as a "drug" and over cigarettes as a medical "device" (a nicotine delivery system) under the provisions of the Food, Drug and Cosmetic Act. The proposal includes severe restrictions on the distribution, marketing and advertising of cigarettes. The public has 90 days to comment on the proposal. The FDA's assertion of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA imposed restrictions on cigarette operations than those set forth in the current proposed regulations. In response, PM Inc., four other domestic cigarette manufacturers and an advertising firm have sued the FDA, seeking a judicial declaration that the FDA has no authority to regulate cigarettes and asking the court to issue an injunction requiring the FDA to withdraw its proposed regulations.

   It is not possible to determine the outcome of the FDA regulatory initiative announced by President Clinton, or what, if any, other governmental legislation or regulations will be adopted relating to cigarettes or to smoking. However, any or all of the foregoing, if implemented, could have an adverse impact on PM Inc.'s volume, operating revenues and operating income, the amounts of which cannot be determined.

   In June 1995, PM Inc. received a grand jury subpoena from the U.S. Attorney for the Southern District of New York requesting various Company documents. The subpoena was served following publication of an article in The New York Times that made allegations about Company documents and supposedly secret research relating to nicotine. Although the Company believes the allegations in the article are without merit, the outcome of the investigation, which is in its early stages, cannot be predicted.

   In addition to the foregoing, there is litigation pending against the Company and its subsidiaries which is discussed in Note 2 to the Condensed Consolidated Financial Statements. The Company's position with regard to this litigation is set forth therein.

   DOMESTIC TOBACCO. During the first six months of 1995, PM Inc.'s operating revenues increased 2.9% from the comparable 1994 period, due primarily to volume increases ($55 million), favorable product mix ($48 million) and price increases ($47 million). Operating income for the first six months of 1995 increased 12.2% from the comparable 1994 period, due primarily to lower fixed manufacturing costs ($76 million), lower marketing, administration and research costs ($73 million), price increases and lower costs (aggregating $65 million), favorable product mix ($46 million) and volume increases ($34 million), partially offset by the product recall discussed below ($100 million).

   During the second quarter of 1995, PM Inc. successfully completed a product recall of certain cigarettes, the cost of which was more than offset by higher volume, improved product mix and pricing.

   During the first six months of 1995, domestic cigarette industry volume (based on shipments) continued to shift from the discount segment to the premium segment. The premium and discount segments accounted for approximately 70% and 30%, respectively, of the domestic cigarette industry in the first six months of 1995, compared with 67% and 33%, respectively, in the first six months of 1994.

   PM Inc.'s domestic volume (based on shipments), net of returned recall volume, was 108.6 billion units for the first six months of 1995, an increase of 1.0% over the first six months of 1994. This compared with an industry decrease of 2.1%.

   PM Inc.'s market share (based on shipments) for the first six months of 1995 was 45.9%, an increase of 1.4 share points from the first six months of 1994.
In the premium segment, volume in PM Inc.'s brands increased 3.9% in the first six months of 1995, compared with a 1.4% increase for the industry, resulting in a premium segment share gain of 1.3 share points, from the first six months of 1994, to 54.3%. The Marlboro family's volume was up 4.0 billion units (6.0%) for a 29.7% share of the total industry, as compared with a 27.4% share in the first six months of 1994. In the discount segment, PM Inc.'s shipments decreased 11.0% to 19.0 billion units in the first six months of 1995, compared with an industry decrease of 9.5%, resulting in a decrease of .4 share points in this segment, from the first six months of 1994, to 26.4%.

   Retail sales data (compiled by the A. C. Nielsen Company), a more accurate reflection of consumer buying habits than shipment data, indicate PM Inc. and Marlboro market shares of 46.9% and 29.9%, respectively, in the first six months of 1995, as compared with 46.0% and 27.9%, respectively, in the first six months of 1994. As a group, PM Inc.'s other premium brands had an 8.9% market share in the first six months of 1995, down .2 share points from the first six months of 1994. Among discount cigarettes, Basic increased its share of the discount category .8 share points, to 15.2% in the first six months of 1995.

   PM Inc. cannot predict whether, and there can be no assurance that, the increases or rate of increases in PM Inc.'s shipments, market share (based on shipments) or retail market share for the premium segment discussed above will continue or that the shift in domestic cigarette industry volume from discount brands to premium brands will continue.

   On May 4, 1995, a major competitor increased the average price of its domestic brands by $1.50 per thousand. PM Inc. also raised the price of its domestic brands by $1.50 per thousand, effective with shipments of May 9, 1995.

   INTERNATIONAL TOBACCO. During the first six months of 1995, Philip Morris International's ("PMI") tobacco operating revenues increased 22.6% from the comparable 1994 period, due primarily to higher foreign excise taxes ($921 million), favorable volume/mix ($458 million), currency movement ($446 million) and price increases ($135 million). Total international unit volume increased
38.3 billion units (14.5%) to 302.5 billion units. Volume grew in most major markets, including strong gains in Germany, Italy, Spain, Central and Eastern Europe, Turkey, Japan, Korea, the Philippines, Australia and Argentina. In Eastern Europe, volume nearly doubled, continuing an impressive growth trend which accelerated in the second half of 1994. PMI's market share trends remain positive in its major markets, with significant increases in Germany, Italy, Spain, Holland, Belgium, Turkey, Japan, Korea, Hong Kong, Singapore, Australia and Argentina. In the growing American blend segment, PMI's portfolio of U.S.- heritage and international brands together gained 19.3% in volume during the first six months of 1995. Operating income increased 20.1% from the comparable 1994 period, due primarily to volume/mix increases ($243 million), price increases ($135 million) and currency movement ($97 million), partially offset by higher marketing, administration and research costs.

                                  For the Three Months ended June 30,
                               -----------------------------------------
                               Operating Revenues       Operating Income
                               ------------------      -----------------
                                              (in millions)
                                1995       1994         1995       1994
                               ------     ------       ------     ------

Domestic tobacco               $2,998     $2,924       $  951     $  858
International tobacco           5,332      4,265          827        688
                               ------     ------       ------     ------

Total                          $8,330     $7,189       $1,778     $1,546
                               ======     ======       ======     ======

   DOMESTIC TOBACCO. During the second quarter of 1995, PM Inc.'s operating revenues increased 2.5% from the comparable 1994 period, due primarily to price increases ($38 million), favorable product mix ($25 million) and volume increases ($10 million). Operating income increased 10.8% from the comparable 1994 period, due primarily to lower marketing, administration and research costs ($81 million), price increases and lower costs (aggregating $50 million), lower fixed manufacturing costs ($34 million), favorable product mix ($20 million) and volume increases ($7 million), partially offset by the product recall ($100 million).

   During the second quarter of 1995, domestic cigarette industry volume (based on shipments) continued to shift from the discount segment to the premium segment. The premium and discount segments accounted for approximately 70% and 30%, respectively, of the domestic cigarette industry in the second quarter of 1995, compared with 68% and 32%, respectively, in the second quarter of 1994.

   PM Inc.'s domestic volume (based on shipments), net of recall volume, was
58.1 billion units for the second quarter of 1995, an increase of .4% over the second quarter of 1994. The increase was helped, in part, by the weekend timing of the July 4th holiday, which caused some wholesalers to advance their early-July purchases to the end of June. During the quarter industry shipments increased .1%.

   PM Inc.'s market share (based on shipments) for the second quarter of 1995 was 45.8%, an increase of .2 share points from the second quarter of 1994. In the premium segment, volume in PM Inc.'s brands increased 2.6% in the second quarter of 1995, compared with a 2.9% increase for the industry, resulting in a premium segment share loss of .2 share points, from the second quarter of 1994, to 54.2%. Management believes that this slight share loss was due to the temporary out of stock condition at retail resulting from the product recall. The Marlboro family's volume was up 1.3 billion units (3.5%) for a 29.8% share of the total industry, as compared with a 28.8% share in the second quarter of 1994. In the discount segment, PM Inc.'s shipments decreased 8.9% to 10.0 billion units in the second quarter of 1995, compared with an industry decrease of 5.9%, resulting in a decrease of .9 share points in this segment, from the second quarter of 1994, to 26.1%.

   Retail sales data (compiled by the A. C. Nielsen Company), a more accurate reflection of consumer buying habits than shipment data, indicate PM Inc. and Marlboro second quarter of 1995 market shares of 46.6% and 30.0%, respectively, as compared with 46.4% and 28.5%, respectively, in the second quarter of 1994. As a group, PM Inc.'s other premium brands had an 8.9% market share in the second quarter of 1995, down .1 share point from the second quarter of 1994. Among discount cigarettes, Basic increased its share of the discount category .8 share points, to 15.4% in the second quarter of 1995.

   PM Inc. cannot predict whether, and there can be no assurance that, the increases or rate of increases in PM Inc.'s shipments or retail market share for the premium segment discussed above will continue or that the shift in domestic cigarette industry volume from discount brands to premium brands will continue.

   INTERNATIONAL TOBACCO. During the second quarter of 1995, operating revenues increased 25.0% over the comparable 1994 period, due primarily to higher foreign excise taxes ($488 million), currency movement ($254 million), favorable volume/mix ($198 million) and price increases ($107 million). Total international unit volume increased 18.3 billion units (14.2%) to 146.6 billion units. Volume grew in most major markets, including strong gains in Germany, Spain, Central and Eastern Europe, Turkey, Japan, Korea, Australia and Argentina. In Eastern Europe, volume nearly doubled, continuing an impressive growth trend which accelerated in the second half of 1994. PMI's market share trends remain positive in its major markets, with significant increases in Germany, Italy, Spain, Holland, Belgium, Turkey, Japan, Korea, Hong Kong, Singapore, Australia and Argentina. In the growing American blend segment, PMI's portfolio of U.S.-heritage and international brands together gained 18.7% in volume during the quarter. Operating income increased 20.2% over the comparable 1994 period, due primarily to volume/mix increases ($92 million), price increases, net of higher costs ($45 million) and currency movement ($45 million), partially offset by higher marketing, administration and research costs.

Food
----

                           For the Six Months Ended June 30,
                       -----------------------------------------
                       Operating Revenues       Operating Income
                       ------------------       ----------------
                                     (in millions)
                         1995       1994         1995      1994
                       -------    -------       ------    ------
North American food    $ 9,547    $10,659       $1,387    $1,342
International food       5,402      4,630          526       487
                       -------    -------       ------    ------

Total                  $14,949    $15,289       $1,913    $1,829
                       =======    =======       ======    ======

   BUSINESS ENVIRONMENT. Several steps have been taken to build the value of the premium brands, reduce costs and increase profitability in the Company's food businesses. Effective January 1995, the North American food business was reorganized to fully integrate the operations of the former Kraft USA and General Foods USA. The combined organization, named Kraft Foods, Inc., has begun to streamline operations and improve effectiveness and customer response. Similarly, European food operations continue to be integrated into one entity, Kraft Jacobs Suchard.

   In addition to the above steps, certain domestic food businesses have been sold as part of a broad strategy to rebalance the Company's branded food portfolio for enhanced growth and profitability. These include The All American Gourmet Company, maker of frozen meals and side dishes, which was divested in the fourth quarter of 1994 and the Kraft Foodservice distribution business, sold in February 1995. The Kraft Foodservice divestiture will reduce 1995 operating revenues by approximately $3.5 billion, net of sales to Kraft Foodservice by Kraft Foods, Inc.'s remaining businesses. This divestiture will not have a material effect on the Company's results of operations in 1995, but will improve the operating profit margin of North American food operations.

   During the third quarter of 1995, Kraft Foods, Inc. announced agreements to sell its North American specialty oils business and its North American marshmallow and caramel business. In 1994, the specialty oils business had revenues of approximately $572 million and the marshmallow and caramel business had revenues of approximately $150 million. Additionally, Kraft Foods, Inc. announced an agreement to sell its bakery businesses, excluding the Lender's bagel business, for approximately $865 million. The bakery businesses to be sold, which include Entenmann's fresh sweet baked goods, Oroweat and Freihofer's breads and Boboli bread shells, had revenues of approximately $1.2 billion in 1994. It is expected that the sales of the specialty oils and the marshmallow and caramel businesses will be completed in the third quarter of 1995 and the sale of the bakery businesses will be completed in the fourth quarter of 1995. The sales are expected to result in gains, the amounts of which have not yet been determined. Excluding any gains arising from the sales, these divestitures are not expected to have a material effect on the Company's future results of operations, but are expected to improve the operating profit margin of North American food operations.

   During the second half of 1994 and into the first quarter of 1995, both the North American and International food businesses were affected by higher green coffee bean prices, resulting from frosts in Brazil in the second quarter of 1994. Late in the fourth quarter of 1994, green coffee bean prices moderated slightly, due primarily to a larger Brazilian crop than originally anticipated, and remained stable through the first quarter of 1995. During the second quarter of 1995, coffee prices decreased significantly, but partially recovered in July in response to an agreement among coffee producing nations to restrict exports.

   NORTH AMERICAN FOOD. During the first six months of 1995, operating revenues decreased 10.4% from the comparable 1994 period, due primarily to the impact of divestitures ($1.5 billion), partially offset by price increases ($257 million) and volume increases ($131 million). Volume grew in most key categories, including cheese, led by growth in the natural and cream cheese segments; processed meats, driven by lunch combinations; ready-to-eat desserts, due to enhanced marketing efforts and the introduction of line extensions; frozen pizza and frozen bagels, helped by geographic expansion; beverages, on the strength of fruit drinks and powdered soft drinks; and barbecue sauce. In coffee, overall volume was down due to higher retail prices throughout the industry, the result of a rise in green bean costs. In Canada, volume was lower as the Company exited several low-margin product lines. Operating income increased 3.4% over the comparable 1994 period, due primarily to volume increases ($111 million) and price increases ($62 million), partially offset by higher marketing, administration and research costs ($81 million) and the impact of divestitures ($46 million).

   The Company sold substantially all of the distribution business of Kraft Foodservice in February 1995 and all of the frozen dinners business of The All American Gourmet Company during the fourth quarter of 1994. Excluding these divestitures, North American food's operating revenues and operating income increased 4.3% and 6.9%, respectively, in the first six months of 1995, versus the comparable period of 1994.

   INTERNATIONAL FOOD. Operating revenues for the first six months of 1995 increased 16.7% over the comparable 1994 period, due primarily to currency movement ($473 million), price increases ($398 million) and the impact of acquisitions ($86 million), partially offset by lower volume ($185 million). Overall volume declined in the first six months of 1995 due to market softness and intense trade competition across all core categories in Western Europe. In Central and Eastern Europe volume was up in all core categories, while the Asia/Pacific region recorded increases in cheese and grocery, partially offset by softness in the coffee category. Latin America volume was higher in the first six months of 1995, driven by increases in ice cream in Brazil and powdered soft drinks in Argentina and Brazil, partially offset by lower ice cream volume in Argentina and a decline in powdered soft drink sales in Mexico. Operating income increased 8.0% over the comparable 1994 period, due primarily to price increases, net of higher costs ($78 million) and lower marketing, administration and research costs ($37 million), partially offset by lower volume ($83 million).

                                 For the Three Months Ended June 30,
                               ---------------------------------------
                               Operating Revenues     Operating Income
                               ------------------     ----------------
                                            (in millions)
                                1995       1994         1995      1994
                               ------     ------       -----     -----

North American food            $4,646     $5,468       $ 716     $ 704
International food              2,844      2,402         264       245
                               ------     ------       -----     -----

Total                          $7,490     $7,870       $ 980     $ 949
                               ======     ======       =====     =====

   NORTH AMERICAN FOOD. During the second quarter of 1995, operating revenues decreased 15.0% from the comparable 1994 period, due primarily to the impact of divestitures ($1.0 billion), partially offset by price increases ($126 million) and volume increases ($71 million). Volume grew strongly, while market shares advanced in almost all of the Company's top categories, aided by new products, enhanced marketing and increases in advertising spending. Volume gains were led by cheese, driven by increased in-store merchandising and successful new products; processed meats, with solid gains recorded in cold cuts and lunch combinations; cereals, aided by the introduction of new products; continued growth of frozen pizza, frozen bagels and frozen toppings; ready-to-eat and dry packaged desserts, due to enhanced marketing efforts and line extensions; and ready-to-drink beverages, barbecue sauce, stuffing mix and coatings. Volume declined in coffee, due to higher prices as a result of increased green bean costs; pourable dressings, due to high lettuce prices; and powdered soft drinks. Volume also declined in Canada, due primarily to lower coffee volume and the withdrawal from low-margin product lines. Operating income increased 1.7% over the comparable 1994 period, due primarily to volume increases ($79 million) and price increases ($18 million), partially offset by higher marketing, administration and research costs ($53 million) and the impact of divestitures ($36 million).

   Excluding the divestitures discussed above, North American food's operating revenues and operating income increased 4.3% and 7.1%, respectively, in the second quarter of 1995, versus the comparable period of 1994.

   INTERNATIONAL FOOD. Operating revenues for the second quarter of 1995 increased 18.4% over the comparable 1994 period, due primarily to currency movement ($256 million), price increases ($220 million) and the impact of acquisitions ($43 million), partially offset by volume declines ($77 million). Overall volume was down primarily because of lower sales in Western Europe, where the market for the Company's core products has been soft and the business has been negatively affected by intense trade competition. However, volume grew strongly in Australia and in the developing markets of Central and Eastern Europe, Asia and Latin America. In Central and Eastern Europe, confectionery volume grew in Bulgaria, Romania and Lithuania, where the Company has invested in local businesses. In the Asia/Pacific region, volume advanced in cheese and grocery, particularly in Australia, where volume improved in process cheeses and cream cheese. In China and Indonesia, volume growth was led by powdered soft drinks and cheese, respectively. In Latin America, total volume was higher, on strong sales of powdered soft drinks in Argentina and ice cream and powdered soft drinks in Brazil, partially offset by lower ice cream volume in Argentina and a decline in powdered soft drink sales in Mexico. Operating income increased 7.8% over the comparable 1994 period, due primarily to lower marketing, administration and research costs ($33 million) and price increases, net of higher costs ($22 million), partially offset by lower volume ($36 million).

   During the quarter, an interest in an Italian grocery operation was sold at a gain. In addition, a lower-of-cost-or-market charge was recorded for coffee inventories. The net impact of these items was not material to operating income.

Beer
----

SIX MONTHS ENDED JUNE 30

   Operating revenues for the first six months of 1995 were essentially even with the comparable 1994 period, due to price/mix favorabilities ($13 million), partially offset by volume decreases ($13 million). Unit volume (based on shipments) decreased .6% in the first six months of 1995 reflecting a decrease in budget brands, partially offset by growth in premium brands. Overall volume decreases reflect the current softness in the domestic beer industry. Premium brand growth (1.7%) was led by the initial success of Red Dog and increased shipments of Miller Lite, reflecting enhanced advertising and marketing. Shipments of Miller Genuine Draft and ice beers were down versus prior year. Operating income increased $22 million (8.6%) over the comparable 1994 period, due to price/mix favorabilities and lower costs (aggregating $26 million) and lower fixed manufacturing expenses ($22 million), partially offset by higher marketing, administration and research costs ($12 million), dispositions ($8 million) and volume decreases ($6 million).

QUARTER ENDED JUNE 30

   Operating revenues for the second quarter of 1995 decreased $15 million (1.2%) from the comparable 1994 period, due primarily to volume decreases ($17 million). Unit volume (based on shipments) decreased 1.4% in the second quarter of 1995, in line with domestic industry softness. Shipments of Miller's premium-priced beers, however, rose 1.2%, to account for 82.2% of the Company's volume mix, up 2.1 percentage points from last year's second quarter. Strong sales of Red Dog continued in the second quarter of 1995, as the brand sold its one-millionth barrel since its introduction late last year. Miller Lite volume also improved over 1994, benefiting from enhanced advertising and marketing. Operating income increased $11 million (7.1%) from the comparable 1994 period, due primarily to lower fixed manufacturing expenses ($12 million) and price/mix favorabilities and lower costs ($11 million), partially offset by volume decreases ($7 million) and higher marketing, administration and research costs ($3 million).

Financial Services and Real Estate
----------------------------------

SIX MONTHS ENDED JUNE 30

   For the first six months of 1995, operating revenues from financial services and real estate operations decreased 22.8% and operating income decreased 27.7% from the comparable 1994 period. Lower financial services operating income reflects a strategic decision in the first quarter of 1994 to enhance cash flow by selling its marketable securities portfolio, and focusing instead on its core leasing activities. However, operating income was higher in the real estate business due to improved land sale margins in California and Colorado.

QUARTER ENDED JUNE 30

   During the second quarter of 1995, operating revenues and operating income from financial services and real estate operations decreased 20.3% and 15.5%, respectively, from the second quarter of 1994. Second quarter 1995 operating income from financial services decreased due primarily to gains recognized in 1994 related to the sale of marketable securities. Operating income from real estate operations in the second quarter of 1995 increased from the comparable 1994 period, due to improved land sale margins in California and Colorado.

Cash Provided and Used
----------------------

Net Cash Provided by Operating Activities
-----------------------------------------

   Cash provided by operating activities was $2.7 billion for the first six months of 1995, compared with $2.3 billion in the 1994 period. The increase was due primarily to higher 1995 earnings and payment of interest on matured zero coupon bonds in 1994, partially offset by more cash used for working capital items in 1995.

Net Cash Used in Investing Activities
-------------------------------------

   Cash used in investing activities for the first six months of 1995 was $153 million, compared with $44 million for the comparable 1994 period. The change reflects $92 million of net investments in finance assets in 1995 as compared to $562 million of net proceeds from finance assets in 1994, partially offset by a $739 million increase in proceeds from sales of businesses. Capital expenditures were $662 million in the first six months of 1995, of which 54% related to food operations and 32% related to tobacco operations. In February 1995, the Company sold its Kraft Foodservice distribution business for $728 million.

Net Cash Used in Financing Activities
-------------------------------------

   During the first six months of 1995, the Company's net cash used in financing activities was $2.5 billion, compared with $2.2 billion during the first six months of 1994. Cash used in financing activities for the first six months of 1995 was due primarily to cash dividends paid ($1.4 billion), the repurchase of common stock ($971 million) and net repayment of short-term borrowings ($242 million).

   At June 30, 1995, the Company had consumer products short-term borrowings of $2.6 billion, $2.5 billion of which was reclassified as long-term debt based upon the Company's intent and ability to refinance such debt under an $8 billion revolving bank credit agreement that expires in 1998. At December 31, 1994, the Company had consumer products short-term borrowings of $2.7 billion, $2.5 billion of which was reclassified as long-term debt. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

   At June 30, 1995, the Company's ratio of consumer products debt to total equity was 1.08, down from 1.17 at December 31, 1994. The change reflects an increase in stockholders' equity, which was due primarily to net earnings in the first half of 1995 and favorable movement in the currency translation adjustment ($551 million), partially offset by dividends declared and the repurchase of common stock. The Company's ratio of consumer products debt to total equity was
1.29 at June 30, 1994. The change from June 30, 1994 reflects lower consumer products debt ($1.2 billion) and increased total stockholders' equity ($1.3 billion).

   Dividends paid in the first six months of 1995 increased 19.7% over the comparable period of 1994, reflecting the increase in dividends declared, partially offset by fewer shares outstanding. The Board of Directors increased the Company's quarterly dividend rate 6.2% in February 1994 and 19.6% in August 1994 to an annualized dividend rate of $3.30 per share.

   During the second quarter of 1995, the Company repurchased 6.8 million shares of its common stock at an aggregate cost of $482 million. These purchases were made in accordance with the Company's August 1994 announcement of its intention to spend up to $6 billion to repurchase common stock in open market transactions over three years. The program began in October 1994. Through June 30, 1995, cumulative purchases under the program totaled 21.8 million shares at a cost of $1.4 billion.

Contingencies
-------------

   See Note 2 to the Condensed Consolidated Financial Statements.

                          Part II - OTHER INFORMATION


Item 1. Legal Proceedings.

        Reference is made to Note 2, "Contingencies", of the Notes to the Condensed Consolidated Financial Statements included in Part I,
        Item 1 of this Report, and to "Tobacco--Business Environment", of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this Report.



Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        12 Statement regarding computation of ratios of earnings to fixed charges.

        27     Financial Data Schedule.

    (b) Reports on Form 8-K.  The Registrant filed no reports on
        Form 8-K during the quarter for which this report is filed.

-------------

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

DATE        August 14, 1995