Form 10-Q
period 1995-09-30
PHILIP MORRIS COMPANIES INC
filed 1995-11-14
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X        No
                                          --------         ------

       At October 31, 1995, there were 834,736,904 shares outstanding of the registrant's common stock, par value $1 per share.

                          PHILIP MORRIS COMPANIES INC.


                               TABLE OF CONTENTS


                                                                                 Page No.
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited).

         Condensed Consolidated Balance Sheets as at
              September 30, 1995 and December 31, 1994                             3 - 4

         Condensed Consolidated Statements of Earnings for the
              Nine Months Ended September 30, 1995 and 1994                          5

              Three Months Ended September 30, 1995 and 1994                         6

         Condensed Consolidated Statements of Stockholders'
              Equity for the Year Ended December 31, 1994
              and the Nine Months Ended September 30, 1995                           7

         Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1995 and 1994                        8 - 9

         Notes to Condensed Consolidated Financial Statements                     10 - 19

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                                20 - 31


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                          32

Item 6.  Exhibits and Reports on Form 8-K.                                           32

Signature                                                                            33

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                 Philip Morris Companies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                  (Unaudited)

                                                                      September 30,                December 31,
                                                                          1995                        1994
                                                                      -------------                ------------
ASSETS
CONSUMER PRODUCTS
  Cash and cash equivalents                                             $   878                    $   184
  Receivables, net                                                        4,945                      4,382

  Inventories:
    Leaf tobacco                                                          2,999                      3,029
    Other raw materials                                                   1,776                      1,943
    Finished product                                                      2,837                      3,015
                                                                        -------                    -------
                                                                          7,612                      7,987

  Other current assets                                                    1,288                      1,355
                                                                        -------                    -------
    Total current assets                                                 14,723                     13,908

  Property, plant and equipment, at cost                                 18,899                     18,254
    Less accumulated depreciation                                         7,627                      7,083
                                                                        -------                    -------
                                                                         11,272                     11,171
  Goodwill and other intangible assets
    (less accumulated amortization of
     $3,777 and $3,342)                                                  19,490                     19,744

  Other assets                                                            2,795                      2,633
                                                                        -------                    -------
    Total consumer products assets                                       48,280                     47,456

FINANCIAL SERVICES AND REAL ESTATE
  Finance assets, net                                                     4,828                      4,519
  Real estate held for development and sale                                 344                        401
  Other assets                                                              238                        273
                                                                        -------                    -------
    Total financial services and
      real estate assets                                                  5,410                      5,193
                                                                        -------                    -------
      TOTAL ASSETS                                                      $53,690                    $52,649
                                                                        =======                    =======





           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (continued)
                            (in millions of dollars)
                                  (Unaudited)

                                                                      September 30,               December 31,
                                                                          1995                       1994
                                                                      -------------               ------------
LIABILITIES
CONSUMER PRODUCTS
  Short-term borrowings                                                 $   129                    $   181
  Current portion of long-term debt                                       1,807                        712
  Accounts payable                                                        2,280                      3,789
  Accrued taxes, except income taxes                                      1,319                        948
  Accrued marketing                                                       2,100                      2,086
  Other accrued liabilities                                               3,312                      3,216
  Income taxes                                                            1,792                      1,325
  Dividends payable                                                         840                        708
                                                                        -------                    -------
    Total current liabilities                                            13,579                     12,965

  Long-term debt                                                         13,324                     14,085
  Deferred income taxes                                                     355                        385
  Accrued postretirement health care costs                                2,235                      2,164
  Other liabilities                                                       5,526                      5,609
                                                                        -------                    -------
    Total consumer products liabilities                                  35,019                     35,208

FINANCIAL SERVICES AND REAL ESTATE
  Short-term borrowings                                                     483                        604
  Long-term debt                                                            923                        890
  Deferred income taxes                                                   3,241                      3,010
  Other liabilities                                                         126                        151
                                                                        -------                    -------
    Total financial services and
      real estate liabilities                                             4,773                      4,655
                                                                        -------                    -------

    Total liabilities                                                    39,792                     39,863

Contingencies (Note 2)

STOCKHOLDERS' EQUITY
  Common stock, par value $1.00 per share
    (935,320,439 shares issued)                                             935                        935
  Earnings reinvested in the business                                    19,369                     17,489
  Currency translation adjustments                                          356                        (47)
                                                                        -------                    -------
                                                                         20,660                     18,377
    Less cost of treasury stock
      (99,449,826 and 82,461,374 shares)                                  6,762                      5,591
                                                                        -------                    -------
    Total stockholders' equity                                           13,898                     12,786
                                                                        -------                    -------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                            $53,690                    $52,649
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

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                             --------------------------

                                                                               1995               1994
                                                                             -------             ------
Operating revenues                                                           $50,335            $48,624

Cost of sales                                                                 20,345             20,944

Excise taxes on products                                                       9,943              8,692
                                                                             -------            -------
   Gross profit                                                               20,047             18,988

Marketing, administration and research costs                                  11,498             11,274

Amortization of goodwill                                                         443                433
                                                                             -------            -------
   Operating income                                                            8,106              7,281

Interest and other debt expense, net                                             916                941
                                                                             -------            -------
   Earnings before income taxes and cumulative
      effect of accounting changes                                             7,190              6,340

Provision for income taxes                                                     2,984              2,707
                                                                             -------            -------

   Earnings before cumulative effect of
      accounting changes                                                       4,206              3,633

Cumulative effect of changes in method of
   accounting (Note 3)                                                           (28)
                                                                             -------            -------
   Net earnings                                                              $ 4,178            $ 3,633
                                                                             =======            =======

Weighted average number of shares                                                844                871
                                                                             =======            =======

Per share data:

   Earnings before cumulative effect of
      accounting changes                                                     $  4.98            $  4.17

   Cumulative effect of accounting changes                                     (0.03)
                                                                             -------            -------

   Net earnings                                                              $  4.95            $  4.17
                                                                             =======            =======

   Dividends declared                                                        $  2.65            $ 2.205
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

                                                                             For the Three Months Ended
                                                                                   September 30,
                                                                             --------------------------

                                                                               1995               1994
                                                                             -------            -------
Operating revenues                                                           $16,689            $16,710

Cost of sales                                                                  6,565              7,094

Excise taxes on products                                                       3,360              3,037
                                                                             -------            -------
   Gross profit                                                                6,764              6,579

Marketing, administration and research costs                                   3,876              3,975

Amortization of goodwill                                                         149                147
                                                                             -------            -------
   Operating income                                                            2,739              2,457

Interest and other debt expense, net                                             290                310
                                                                             -------            -------
   Earnings before income taxes                                                2,449              2,147

Provision for income taxes                                                     1,016                917
                                                                             -------            -------

   Net earnings                                                              $ 1,433            $ 1,230
                                                                             =======            =======

Weighted average number of shares                                                839                865
                                                                             =======            =======

Per share data:
   Net earnings                                                              $  1.71            $  1.42
                                                                             =======            =======

   Dividends declared                                                        $  1.00            $  .825
                                                                             =======            =======





           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1994 and
                    the Nine Months Ended September 30, 1995
                (in millions of dollars, except per share data)
                                  (Unaudited)


                                                              Earnings                                       Total
                                                              Reinvested      Currency        Cost of         Stock-
                                              Common          in the          Translation     Treasury        holders'
                                              Stock           Business        Adjustments     Stock           Equity
                                              ------          ----------      -----------     --------        --------
Balances, January 1, 1994                     $  935          $15,718         $  (711)        $(4,315)        $11,627

Net earnings                                                    4,725                                           4,725
Exercise of stock options
  and issuance of other stock
  awards                                                         (217)                            324             107
Cash dividends declared
  ($3.03 per share)                                            (2,623)                                         (2,623)
Currency translation adjustments                                                  664                             664
Stock purchased                                                                                (1,600)         (1,600)
Change in unrealized depreciation
  on securities                                                  (114)                                           (114)
                                              ------          -------          ------         -------         -------

    Balances, December 31, 1994                  935           17,489             (47)         (5,591)         12,786


Net earnings                                                    4,178                                           4,178
Exercise of stock options
  and issuance of other stock
  awards                                                          (55)                            329             274
Cash dividends declared
  ($2.65 per share)                                            (2,233)                                         (2,233)
Redemption of stock rights                                         (9)                                             (9)
Currency translation adjustments                                                  403                             403
Stock purchased                                                                                (1,500)         (1,500)
Change in unrealized depreciation
  on securities                                                    (1)                                             (1)
                                              ------          -------          ------         -------         -------

    Balances, September 30, 1995              $  935          $19,369          $  356         $(6,762)        $13,898
                                              ======          =======          ======         =======         =======





           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                  (Unaudited)

                                                                                  For the Nine Months Ended
                                                                                         September 30,
                                                                                  --------------------------

                                                                                    1995           1994
                                                                                  --------       --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings - Consumer products                                                  $ 4,101        $ 3,531
             - Financial services and real estate                                      77            102
                                                                                  -------        -------
        Net earnings                                                                4,178          3,633
Adjustments to reconcile net earnings to
  operating cash flows:
CONSUMER PRODUCTS
  Cumulative effect of accounting changes                                              46
  Depreciation and amortization                                                     1,283          1,243
  Deferred income tax provision                                                        87            151
  Gains on sales of businesses                                                        (61)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                                                 (791)          (721)
    Inventories                                                                       281            (80)
    Accounts payable                                                               (1,364)          (490)
    Income taxes                                                                      465             21
    Other working capital items                                                       (98)           382
  Other                                                                               137            237
FINANCIAL SERVICES AND REAL ESTATE
  Deferred income tax provision                                                       186            218
  Decrease (increase) in real estate receivables                                       33            (45)
  Decrease in real estate held for
    development and sale                                                               55             85
  Other                                                                                              (70)
                                                                                  -------        -------
        Net cash provided by operating activities
          before interest payment on zero coupon bonds                              4,437          4,564

  Interest payment on zero coupon bonds - financial
    services and real estate                                                                        (156)
                                                                                  -------        -------
        Net cash provided by operating activities                                   4,437          4,408
                                                                                  -------        -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

CONSUMER PRODUCTS
  Capital expenditures                                                             (1,054)        (1,000)
  Purchases of businesses, net of acquired cash                                       (96)          (153)
  Proceeds from sales of businesses                                                 1,177            100
  Other                                                                               (92)            (1)
FINANCIAL SERVICES AND REAL ESTATE
  Investments in finance assets                                                      (398)          (418)
  Proceeds from finance assets                                                        105            804
                                                                                  -------        -------
        Net cash used in investing activities                                     $  (358)         $(668)
                                                                                  -------        -------


           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                            (in millions of dollars)
                                  (Unaudited)

                                                                           For the Nine Months Ended
                                                                                 September 30,
                                                                           --------------------------

                                                                              1995           1994
                                                                            --------       --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
CONSUMER PRODUCTS
  Net issuance of short-term borrowings                                    $    49         $   538
  Long-term debt proceeds                                                      530              77
  Long-term debt repaid                                                       (420)         (1,399)

FINANCIAL SERVICES AND REAL ESTATE
  Net repayment of short-term borrowings                                      (121)            (48)
  Long-term debt repaid                                                                        (44)

Purchase of treasury stock                                                  (1,513)         (1,009)
Dividends paid                                                              (2,101)         (1,774)
Issuance of shares                                                             208              40
Stock rights redemption                                                         (9)
Other                                                                          (16)             (5)
                                                                           -------         -------
      Net cash used in financing activities                                 (3,393)         (3,624)

Effect of exchange rate changes on cash and
  cash equivalents                                                               8              56
                                                                           -------         -------

Cash and cash equivalents:
Increase during period                                                         694             172

Balance at beginning of period                                                 184             182
                                                                           -------         -------

Balance at end of period                                                   $   878         $   354
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

                 Philip Morris Companies Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


Note 1.  Accounting Policies:
----------------------------

     The interim condensed consolidated financial statements of Philip Morris Companies Inc. (the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year. Neither third quarter nor nine month results should be considered indicative of full-year results.

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

Note 2.  Contingencies:
----------------------

      Legal proceedings covering a wide range of matters are pending in various U.S. and foreign jurisdictions against the Company and its subsidiaries, including Philip Morris Incorporated ("PM Inc."), a wholly-owned subsidiary of the Company. In certain of the proceedings pending against PM Inc. and, in some cases, the Company, plaintiffs allege injury resulting from cigarette smoking or exposure to cigarette smoking and seek compensatory and, in some cases, punitive damages.

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

      Certain developments in pending litigation are summarized below.

                          SMOKING AND HEALTH LITIGATION
                          -----------------------------

      In 1991, a purported class action was filed against the leading United States cigarette manufacturers, in which certain flight attendants, claiming to represent a class of approximately 60,000 individuals, alleged personal injury caused by exposure to environmental tobacco smoke ("ETS") aboard aircraft. Broin, et al. v. Philip Morris Incorporated, et al., Circuit of the Eleventh Judicial Circuit in and for Dade County Florida, Case No. 91-49738-CA-20. In December 1994, the trial court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to second hand cigarette smoke in airline cabins." Defendants have appealed the class certification decision and order to the Florida Third District Court of Appeals.

      In May 1994, an action was filed in a Florida state court against the leading United States tobacco manufacturers and others, including the Company, by plaintiffs alleging injury and purporting to represent a class of certain smokers, certain former smokers and their heirs. Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, Case No. 94-08273-CA-20. Subsequently, the Company was voluntarily dismissed from this action, which otherwise continues against the tobacco manufacturers, including PM Inc. In October 1994, the trial court granted plaintiffs' motion for class certification. The class, as certified, comprises "all United States citizens and residents and their survivors who have...suffered, presently suffer, or who have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine." Defendants have appealed the class certification decision and order to the Florida Third District Court of Appeals. Oral argument on the appeal was held on September 27, 1995 at which time the court took the matter under advisement.



                                  Continued

                 Philip Morris Companies Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


      In May 1994, the State of Florida enacted a statute which purports to abolish affirmative defenses in actions brought by the state seeking reimbursement of Medicaid costs. The statute purports in such actions to adopt a market share liability theory, to permit the introduction of statistical evidence to prove causation, and to allow the state not to identify the individual Medicaid recipients who received the benefits at issue in such action. Two lawsuits are presently pending relating to the statute: (1) In June 1994, PM Inc. and others filed suit in Florida state court challenging the constitutionality of the statute. Associated Industries of Florida, Inc., et al.
v. State of Florida Agency for Health Care Administration, et al., Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, Case No. 94-3128. In June 1995, the Court declared certain parts of the statute to be unconstitutional and declared other parts to be constitutional. The Court also declared that the agency charged with enforcing the statute was unconstitutional. In July, the State of Florida appealed the ruling and PM Inc. then cross-appealed. On August 17, 1995, the Florida Supreme Court accepted the appeal. The Florida Supreme Court heard oral arguments on the appeal on November 6, 1995 and took the matter under advisement; (2) In February 1995, the State of Florida filed an action against the tobacco industry under the statute, attempting to recover certain Medicaid costs and seeking certain injunctive relief, the funding of certain programs and the disgorging of profits from the sale of cigarettes in Florida. The State of Florida, et al. v. The American Tobacco Company, et al., Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. CL 95 1466 AO. This action had been stayed by the trial court pending further order of the court. On October 6, 1995, the court partially lifted the stay and permitted plaintiffs to file a motion seeking permission to take discovery. In addition to these two lawsuits, during the second quarter of 1995, legislation repealing the statute was passed by the Florida legislature and vetoed by the Governor of Florida after the legislature had adjourned. At its next session, the legislature may consider overriding the veto.

      In March 1994, an action was filed in the United States District Court for the Eastern District of Louisiana against the leading United States cigarette manufacturers and others, including the Company, seeking certification of a purported class action on behalf of all United States residents who allege that they are addicted, or are the legal survivors of persons who were addicted, to tobacco products. Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, Case No. 94-1044. Plaintiffs allege that the cigarette manufacturers concealed information regarding the addictive nature of nicotine and manipulated the levels of nicotine in their tobacco products to make such products addictive. Plaintiffs' motion for class certification was heard in December 1994, and in February 1995, the court conditionally certified the class for certain issues relating to allegations of fraud, breach of warranty, intentional tort, negligence, strict liability, consumer protection and punitive damages. However, the court declined to certify a class on the issues of injury in fact, causation, reliance, compensatory damages, certain affirmative defenses and on plaintiffs' claim for medical monitoring. Defendants, including the Company, asked the District Court to certify its class certification decision for immediate appeal to the United States Court of Appeals for the Fifth Circuit. The Court granted that request and the Fifth Circuit has agreed to hear the appeal.


                                  Continued

                 Philip Morris Companies Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


      In March 1994, an action was filed in an Alabama state court against three leading United States cigarette manufacturers, including PM Inc. Lacey, et al.
v. Lorillard Tobacco Company, Inc., et al., Circuit Court of Fayette County, Alabama, Case No. CV-94-024. Plaintiff, claiming to represent all smokers who have smoked or are smoking cigarettes sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per each class member as well as injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama. The plaintiff subsequently filed a motion to remand to an Alabama state court. The motion to remand has not been ruled upon. A motion to stay the proceeding was granted in June 1994.

      In May 1994, an action was filed in Mississippi state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of Mississippi seeking reimbursement of Medicaid and other expenditures by the State of Mississippi claimed to have been made to treat diseases allegedly caused by cigarette smoking. Moore v. The American Tobacco Company, et al., Chancery Court of Jackson County, Mississippi, Case No. 94-1429. Plaintiff also seeks punitive damages and an injunction barring defendants from selling or encouraging the sale of cigarettes to minors. In February 1995, the Court granted the plaintiff's motion to strike certain of defendants' challenges to the sufficiency of the complaint. The court subsequently denied defendants' motion for partial summary judgment, which asserted that the Attorney General lacked the authority to bring those claims seeking Medicaid reimbursement. In July 1995, plaintiffs filed a motion seeking to preclude defendants, including PM Inc., from asserting their "set off" defenses which seek reduction or elimination of damages based on benefits arising to the state through the sale of cigarettes. That motion is presently pending.

      In August 1994, an action was filed in Minnesota state court against the leading United States cigarette manufacturers and others by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota seeking reimbursement of Medicaid and other expenditures by the plaintiffs claimed to have been made to treat diseases allegedly caused by cigarette smoking. Minnesota, et al. v. Philip Morris Incorporated, et al., Minnesota District Court, Second Judicial District, County of Ramsey, Case No. C1-94-8565. Plaintiffs' asserted causes of action include negligent performance of a voluntary undertaking, violation of Minnesota antitrust laws, violation of consumer protection statutes, restitution, and conspiracy. Plaintiffs also seek injunctive relief, as well as treble damages for the alleged antitrust violations. In August 1995, defendants requested that the Minnesota Supreme Court determine whether Blue Cross/Blue Shield of Minnesota has standing to bring a direct cause of action against defendants to recover alleged increased health care costs. In September 1995, the Supreme Court accepted review of this matter.


                                  Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


      In September 1994, an action was filed in West Virginia state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of West Virginia seeking reimbursement of Medicaid and other expenditures by the State of West Virginia claimed to have been made to treat diseases allegedly caused by cigarette smoking. McGraw v. The American Tobacco Company, et al., Circuit Court of Kanawha County, West Virginia, Case No. 94-1707. Plaintiff asserts causes of action for restitution, public nuisance, negligent performance of a voluntary undertaking, fraud, conspiracy and concert of action, aiding and abetting, violation of consumer protection statutes, and violation of the West Virginia Antitrust Act. Plaintiff also seeks an injunction barring defendants from selling or encouraging the sale of cigarettes to minors. In December 1994, defendants filed a motion to dismiss, claiming that the Attorney General did not have standing to assert certain counts in the complaint, and separate motions to dismiss the antitrust and consumer fraud counts of the complaint. In addition, the non-manufacturing defendants, including the Company, have moved to dismiss based upon the absence of personal jurisdiction. In May 1995, the Court dismissed eight of ten counts of the complaint for lack of standing and in October 1995, the court issued a final order entering judgment on behalf of defendants as to those eight counts. The Court did not rule on the antitrust and consumer fraud counts. In
October 1995, the court granted defendants' motion to prohibit prosecution of this case pursuant to a contingent fee agreement with private counsel ruling that the Attorney General lacked the authority to enter into such an agreement.

      The Commonwealth of Massachusetts has enacted legislation specifically authorizing lawsuits similar to those described in the preceding three paragraphs. To date, no such lawsuit has been filed.

      In February 1995, Rothman's, Benson & Hedges, Inc. (in which the Company, through subsidiaries, owns a 40% interest) was served with a statement of claim commencing a purported class action in the Ontario Court of Justice, Toronto, Canada, against Imperial Tobacco Limited, RJR-MacDonald Inc., and Rothman's, Benson & Hedges. LeTourneau v. Rothman's, et al., Ontario Court of Justice, Toronto, Canada. Court File No. 95-CU-82186. The lawsuit seeks damages in the amount of $1,000,000 and punitive and exemplary damages on behalf of each plaintiff, and an order requiring the funding of rehabilitation centers. The plaintiffs seek certification of a class of persons who have suffered loss as a result of their alleged nicotine addiction and their estates and persons with related Family Law Act claims. The defendants have requested a more particular statement of claim prior to delivering their statement of defense. In July 1995, the court granted Mr. LeTourneau's motion to withdraw as a class representative and two new class representatives have been substituted.

      In July 1995, a purported class action on behalf of all Brazilian smokers and former smokers was filed in State Court in Sao Paulo, Brazil, naming Philip Morris Marketing, S.A. ("PM Marketing") as a co-defendant. The Smoker Health Defense Association, et al. v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., 19th Lower Civil Court of the Central Courts of the Judiciary District of Sao Paulo, Brazil. The plaintiffs allege that the defendants failed to warn that smoking is "addictive" and engaged in misleading advertising. The plaintiff has obtained an ex-parte order reversing the burden of proof and placing the burden on defendants. PM Marketing has appealed the order and has denied all material allegations in the complaint.

                                  Continued

                 Philip Morris Companies Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


                        OTHER TOBACCO RELATED LITIGATION
                        --------------------------------

      In June 1995, a complaint was filed in the United States District Court for the District of Maryland naming PM Inc. as the sole defendant. Sacks, et al.
v. Philip Morris Inc., United States District Court, District of Maryland, Case No. WMN-95-1840. The lawsuit seeks certification of a class consisting of "all persons and estates injured as a result of the defendant's alleged failure to manufacture a fire safe cigarette since 1987." Plaintiffs allege in their complaint that PM Inc. intentionally withheld and suppressed material information relating to technology to produce a cigarette less likely to cause fires and failed to design and sell its cigarettes using the alleged technology. Causes of action are asserted based on federal and state consumer protection statutes, strict liability, negligence and breach of implied warranties. Compensatory and punitive damages are sought. On September 11, 1995, PM Inc. filed a motion to dismiss the complaint based on plaintiffs' failure to state a claim.

      In May 1995, PM Inc. announced a recall of certain of its products and in June and July four purported class actions relating to the recall were filed, one in New Jersey, one in Texas and two in Louisiana. Netherland, et al. v. Philip Morris USA, et al., United States District Court, Western District of Louisiana, Monroe Division, Case No. CV95-1249-M; Sansone, et al. v. Hoechst Celanese Corporation, et al., Superior Court of New Jersey, Hudson County,
Case No. HUD-L-4342-95; Tijerina, et al. v. Philip Morris, Inc., et al.,
United States District Court, Northern District of Texas, Amarillo Division, Case No. 2-95-CV-120; and Walton, et al. v. Philip Morris, Inc., United States District Court, Middle District of Louisiana, Case No. 95-693. The actions alleged, among other things, that PM Inc. sold defective products that caused injury to the plaintiffs. In the Louisiana cases, PM Inc. has removed the cases to federal court. In the Sansone action in New Jersey, PM Inc., in July 1995, filed an answer denying the material allegations of the complaint and filed a motion to dismiss portions of the plaintiffs' complaint. In September 1995, a consent order was entered with the court dismissing all of the plaintiffs' claims except strict liability. In the Walton action in Louisiana, plaintiff voluntarily dismissed the case in November 1995.

      In September 1995, the plaintiffs in the Tijerina action (referenced above), filed a second amended complaint to change the scope of the complaint to allege that PM Inc., has, for many years, knowingly manufactured filtered products that are defective because they contain "defective filters". The second amended complaint also names two additional plaintiffs. The second amended complaint also purports to be brought on behalf of a class of all persons who have used filtered products manufactured by PM Inc. and who have suffered adverse health effects. Tijerina, et al. v. Philip Morris, Inc., et al., United States District Court, Northern District of Texas, Amarillo Division, Case No. 2-95-CV-120. Plaintiffs allege that the filters in these products contain hazardous chemicals, that cellulose acetate fibers break away from the filters and are inhaled and ingested by the consumer when the filtered products are used and that the tobacco in these products contains harmful pesticide residues. Plaintiffs further allege that they relied on PM Inc.'s false and fraudulent misrepresentations, made through advertising, regarding the safety of the use of the filters.

                                  Continued

                Philip Morris Companies Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                 (Unaudited)


                                OTHER LITIGATION
                                ----------------

      In April 1993, the Company and certain officers were named as defendants in the first of a number of purported shareholder class actions which have been consolidated in the United States District Court for the Southern District of New York. San Leandro Emergency Medical Group Profit Sharing Plan, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case No. 93 Civ. 2131. These lawsuits allege that the Company violated federal securities laws by making false and misleading statements concerning the effects of discount cigarettes on PM Inc.'s premium tobacco business prior to April 2, 1993, the date upon which PM Inc. announced revisions in its marketing and pricing strategies for its premium and discount brands. In December 1994, defendants' motion to dismiss, heard by the court in November 1993, was granted and the case was dismissed. Plaintiffs' appeal was argued before the United States Court of Appeals for the Second Circuit on September 12, 1995. The matter is currently pending before that court. (Case No. 95-7516.)

      In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in a complaint filed as a purported class action in the United States District Court in the Eastern District of New York. Lawrence, et al. v. Philip Morris Companies Inc., et al., United States District Court, Eastern District of New York, Case No. 94 Civ. 1494 (JG). Plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which defendants allegedly shipped more inventory to customers than was necessary to satisfy market demand. In December 1994, a motion to dismiss by defendants was denied. Defendants have filed an answer denying the material allegations of the complaint. In August 1995, the court granted plaintiffs' motion for class certification, certifying this action as a class action on behalf of all persons (other than persons associated with defendants) who purchased common stock of the Company during the period July 10, 1991 through April 1, 1993, inclusive, and who held such stock at the close of business on April 1, 1993. In October 1995, the Company moved to amend the court's class certification order to permit the Company to take an interlocutory appeal from that order to the United States Court of Appeals for the Second Circuit. Oral argument on that motion has been scheduled for December 1, 1995.

      In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in several purported class actions that have been consolidated in the United States District Court in the Southern District of New York. Kurzweil, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case Nos. 94 Civ. 2373
(MBM) and 94 Civ 2546 (MBM) and State Board of Administration of Florida, et al.
v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case No. 94 Civ. 6399 (MBM). In those cases, plaintiffs assert that defendants violated federal securities laws by, among other things, making allegedly false and misleading statements regarding the allegedly addictive qualities of cigarettes. In each case, plaintiffs claim to have been misled by defendants' knowing and intentional failure to disclose material information. On September 11, 1995, the court granted defendants' motion to dismiss the two complaints in their entirety. The court granted the plaintiff in the State Board action leave to replead one of its claims.


                                  Continued

                Philip Morris Companies Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                 (Unaudited)



      In March 1995, an antitrust action was filed in California state court against four leading United States cereal manufacturers, including the Post Division of Kraft Foods, Inc., by plaintiffs purporting to represent all California residents who purchased defendants' cereal products for consumption during the four years preceding the date upon which the complaint was filed. McIver v. General Mills, Inc., et al., Superior Court of the State of California, County of Santa Barbara, Case No. 206666. Plaintiffs seek treble damages and the return of profits resulting from the defendants' alleged conspiracy to fix and raise prices of cereal products sold to California consumers. In April 1995, a second purported class action similar to the earlier action was filed in the same court. In August 1995, the two cases were consolidated. In September 1995, the court granted defendants' motions for summary judgment.

      In August 1995, a shareholder derivative action was filed purportedly on behalf of the Company and against certain current and former officers and directors. Friedland, et al. v. Geoffrey C. Bible, et al., Supreme Court of the State of New York, County of New York, Index No. 118987/95. The plaintiffs allege that the individual defendants breached their fiduciary duties and engaged in intentional misconduct, gross negligence, gross mismanagement and waste by allegedly failing to properly disclose or supervise conduct allegedly undertaken by the Company or its agents regarding the health effects of cigarettes, the alleged addictiveness of cigarettes, and the alleged manipulation of the nicotine content of cigarettes. In September 1995, the Company and the individual defendants filed a motion to dismiss. In November 1995, the parties filed with the court a joint stipulation in support of dismissal and a proposed order of dismissal without prejudice.

      Each of the Company and its subsidiaries believes, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all pending litigation. All such cases are, and will continue to be, vigorously defended. It is not possible to predict the outcome of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. There have also been a number of restrictive regulatory, adverse political and other developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions and Medicaid actions referred to above. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation and the possible commencement of additional litigation.

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


                                  Continued

                 Philip Morris Companies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


      In March, 1994, the Company and PM Inc. filed an action in the Circuit Court for the City of Richmond, Virginia against American Broadcasting Companies, Inc.("ABC") and others alleging injury caused by false and defamatory statements made by defendants on various nationally televised news programs. Philip Morris Companies Inc., et al. v. American Broadcasting Companies, et al., Circuit Court for the City of Richmond, Virginia, Case No. 760CL94X00816-00. Among the statements giving rise to the action was defendants' claim that tobacco companies, including PM Inc., artificially "spike" and "fortify" their cigarettes sold in the United States with additional nicotine. The Company and PM Inc. sought compensatory and punitive damages totaling $10 billion. On August 21, 1995, ABC and PM Inc. and the Company settled this libel suit upon ABC agreeing to publicly apologize to PM Inc. and the Company and pay their legal fees, out-of-pocket expenses and litigation costs. On August 22, 1995, the case was dismissed.


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

     Consistent with the transition methodology for U.S. plans adopted in 1991, the Company has recognized this change in accounting on the immediate recognition basis. The cumulative effects as of January 1, 1995 of adopting SFAS No. 106 for non-U.S. plans were an increase in other assets of $14 million, an increase in accrued postretirement health care costs of $35 million and a decrease in 1995 net earnings of $21 million ($.02 per share). However, application of SFAS No. 106 during the nine months ended September 30, 1995 did not materially reduce 1995 net earnings before cumulative effect of accounting changes.

     Health care benefits for non-U.S. plans, outside Canada, are provided generally through local government plans. The Company's Canadian subsidiary provides health care and other benefits to its retired employees, their covered dependents and beneficiaries. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these benefits.


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

     The cumulative effect at January 1, 1995 of adopting SFAS No. 116 reduced 1995 net earnings by $7 million ($.01 per share), net of $4 million of income tax benefits. However, application of SFAS No. 116 during the nine months ended September 30, 1995 did not materially reduce 1995 net earnings before cumulative effect of accounting changes.

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

Note 4.  Capital Stock
----------------------

     On March 1, 1995, the Board of Directors authorized the redemption of the Company's Stock Purchase Rights. The rights were redeemed on April 10, 1995, by payment of $.01 per common share to stockholders of record on March 15, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------
Operating Results
-----------------

                                         For the Nine Months Ended September 30,
                                  ------------------------------------------------------
                                   Operating Revenues                Operating Income
                                  --------------------             ---------------------
                                                      (in millions)

                                   1995           1994              1995          1994
                                   ----           ----              ----          ----
Tobacco                           $24,704       $21,820            $5,523         $4,769
Food                               21,950        23,082             2,834          2,716
Beer                                3,396         3,372               398            368
Financial services
  and real estate                     285           350               120            160

Amortization of goodwill                                             (443)          (433)
Unallocated corporate
  expenses                                                           (326)          (299)
                                  -------       -------            ------         ------

Total                             $50,335       $48,624            $8,106         $7,281
                                  =======       =======            ======         ======

                                         For the Three Months Ended September 30,
                                   -----------------------------------------------------
                                   Operating Revenues                 Operating Income
                                   ------------------               --------------------
                                                      (in millions)

                                   1995           1994              1995          1994
                                   ----           ----              ----          ----

Tobacco                           $ 8,433       $ 7,677            $1,921         $1,663
Food                                7,001         7,793               921            887
Beer                                1,163         1,140               119            111
Financial services
  and real estate                      92           100                39             48

Amortization of goodwill                                             (149)          (147)
Unallocated corporate
  expenses                                                           (112)          (105)
                                  -------       -------            ------         ------

Total                             $16,689       $16,710            $2,739         $2,457
                                  =======       =======            ======         ======

      Operating revenues of $50.3 billion for the first nine months of 1995 increased $1.7 billion (3.5%) and operating income increased $825 million (11.3%) over the comparable 1994 period. Excluding the results of divested food businesses discussed in Food - Business Environment below, operating revenues and operating income for the first nine months of 1995 increased 9.4% and 12.4%, respectively, over the comparable 1994 period. Operating revenues of $16.7 billion for the third quarter of 1995 decreased $21 million (0.1%) and operating income increased $282 million (11.5%) over the comparable 1994 period. Excluding the results of divested food businesses discussed in Food - Business Environment below, operating revenues and operating income for the third quarter of 1995 increased 6.7% and 12.7%, respectively, over the comparable 1994 period.

Operating Results by Business Segment
-------------------------------------
Tobacco
-------

                                            For the Nine Months Ended September 30,
                                      ------------------------------------------------------
                                       Operating Revenues                  Operating Income
                                      ----------------------              ------------------
                                                        (in millions)

                                        1995          1994                 1995        1994
                                        ----          ----                 ----        ----
Domestic tobacco                      $ 8,504        $ 8,327               $2,797     $2,490
International tobacco                  16,200         13,493                2,726      2,279
                                      -------        -------               ------     ------

Total                                 $24,704        $21,820               $5,523     $4,769
                                      =======        =======               ======     ======

      BUSINESS ENVIRONMENT. The tobacco industry, including PM Inc., has faced, and continues to face, a number of issues which have affected or which may affect volume, operating revenues and operating income. These include proposed federal regulatory controls (including, as discussed below, the publication of proposed regulations by the United States Food and Drug Administration (the "FDA") which purport to regulate tobacco products as "drugs" or medical "devices"), actual and proposed excise tax increases, federal, state and local governmental and private restrictions on smoking (including additional restrictions imposed by airlines), new and proposed restrictions on tobacco manufacturing, marketing, advertising and sales, new and proposed regulations to ban or severely restrict smoking in workplaces and in buildings permitting public access, to require substantial additional health warning and product content information on cigarette packages and in advertising, and to eliminate the tax deductibility of a portion of the cost of tobacco advertising, increased assertions of adverse health effects associated with both smoking and exposure to environmental tobacco smoke (and legislation or other governmental action seeking to ascribe to the industry responsibility and liability therefor), the diminishing social acceptance of smoking, and private plaintiff class action litigation as well as actions by states seeking Medicaid reimbursement (see Note 2 to the Condensed Consolidated Financial Statements included herein).

      In June 1995, PM Inc. entered into a consent decree with the Department of Justice pursuant to which it agreed to reposition its brand advertising at professional football, basketball and hockey arenas so as not to be exposed to prominent television coverage.

      In June 1995, PM Inc. announced that it has voluntarily undertaken a program to limit minors' access to cigarettes. Elements of the program include discontinuing free cigarette sampling to consumers in the United States, placing a notice on cigarette cartons and packs for sale in the U.S. stating "Underage Sale Prohibited," taking measures to encourage retailer compliance with minimum age laws, and independent auditing of the program.

      In August 1995, President Clinton announced and the FDA initiated a rule-making proceeding purportedly designed to prevent minors from smoking. In the proposal, the FDA asserted that it has jurisdiction over nicotine as a "drug" and over cigarettes as a medical "device" (a nicotine delivery system) under the provisions of the Food, Drug and Cosmetic Act. The proposal includes severe restrictions on the distribution, marketing and advertising of cigarettes. The period for public comment on the proposal expires on January 2, 1996. The FDA's assertion of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the current proposed regulations. PM Inc., four other domestic cigarette manufacturers and an advertising firm have sued the FDA, seeking a judicial declaration that the FDA has no authority to regulate cigarettes and asking the court to issue an injunction requiring the FDA to withdraw its proposed regulations. Similar suits have been filed against the FDA by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising firms.

      It is not possible to determine the outcome of the FDA regulatory initiative announced by President Clinton, the related litigation, or what, if any, other legislation or regulations will be adopted relating to cigarettes or to smoking. However, any or all of the foregoing could have an adverse impact on PM Inc.'s volume, operating revenues and operating income, the extent of which cannot be determined.

      In June 1995, PM Inc. received a grand jury subpoena from the U.S. Attorney for the Southern District of New York requesting various documents. The subpoena was served following publication of an article in The New York Times that made allegations about PM Inc. documents and supposedly secret research relating to nicotine. Although PM Inc. believes the allegations in the article are without merit, the outcome of the investigation, which is in its early stages, cannot be predicted.

      In October 1995, PM Inc. received a Civil Investigative Demand ("CID") from the Antitrust Division of the U.S. Department of Justice relating to the subject matter of two previous CID's received by PM Inc. in January and June 1994. The CID's require PM Inc. to produce documents and respond to interrogatories relating to the possibility of "joint activity to restrain competition in the manufacture and sale of cigarettes, including joint activity to limit or restrict research and development or product innovation." Certain present and former employees of PM Inc. have been deposed or have received CID's noticing their depositions in connection with the subject matter of the investigation. Although PM Inc. does not believe any such activity has taken place, it is unable to predict the outcome of this investigation.

      In addition to the foregoing, there is litigation pending against the Company and its subsidiaries which is discussed in Note 2 to the Condensed Consolidated Financial Statements. The Company's position with regard to this litigation is set forth therein.

      DOMESTIC TOBACCO. During the first nine months of 1995, PM Inc.'s operating revenues increased 2.1% from the comparable 1994 period, due primarily to price increases ($103 million) and improved product mix ($64 million). Operating income for the first nine months of 1995 increased 12.3% from the comparable 1994 period, due primarily to price increases ($103 million), lower marketing, administration and research costs ($115 million), lower cost of sales ($118 million) and improved product mix ($60 million), partially offset by a charge taken in the second quarter of 1995 for a product recall ($100 million).

      The premium and discount segments (based on shipments) accounted for approximately 69.7% and 30.3%, respectively, of domestic cigarette industry volume in the first nine months of 1995, which represents a shift towards the premium segment when compared with approximately 67.4% for the premium segment and 32.6% for the discount segment in the first nine months of 1994.

      PM Inc.'s domestic volume (based on shipments) for the first nine months of 1995 was 164.7 billion units, even with the first nine months of 1994, compared with an industry decline of 2.6% over the comparable period.

      PM Inc.'s market share (based on shipments) for the first nine months of 1995 was 45.8%, an increase of 1.2 share points from the comparable period of 1994. In the premium segment, volume in PM Inc.'s brands increased 2.3%, compared with an 0.8% increase for the industry, resulting in a premium segment share of 54.2%, an increase of 0.8 share points from the first nine months of 1994. The Marlboro family's volume was up 4.1 billion units (4.0%) for a 29.7% share of the total industry, an increase of 1.9 share points from the first nine months of 1994. In the discount segment, PM Inc.'s shipments decreased 9.6% to
28.8 billion units in the first nine months of 1995 compared with an industry decline of 9.6%, resulting in unchanged market share in this segment of 26.4%.

      Retail sales data (compiled by the A.C. Nielsen Company), a more accurate reflection of consumer buying habits than shipment data, indicate PM Inc. and Marlboro market shares of 47.1% and 30.4%, respectively, in the first nine months of 1995, compared with 46.1% and 28.3%, respectively, in the first nine months of 1994. The market share for PM Inc.'s other premium brands as a group was 8.9% in the first nine months of 1995, down slightly from the first nine months of 1994. In the discount segment, Basic increased its segment share 1.1 points to 15.5% in the first nine months of 1995.

      PM Inc. cannot predict change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, market share (based on shipments) or retail market share.

      On May 4, 1995, a major competitor of PM Inc. increased the average price of its domestic brands by $1.50 per thousand. PM Inc. also raised the price of its domestic brands by $1.50 per thousand, effective with shipments of May 9, 1995.

      INTERNATIONAL TOBACCO. During the first nine months of 1995, Philip Morris International's ("PMI") tobacco operating revenues increased 20.1% due primarily to higher foreign excise taxes ($1.3 billion), currency movement ($651 million), higher volume/mix ($603 million) and price increases ($186 million). Operating income increased 19.6% due primarily to higher volume/mix ($292 million), price increases ($186 million) and currency movement ($190 million), partially offset by higher marketing, administration and research costs.

      Total international unit volume grew 55.8 billion units (13.7%) to 463.8 billion units. Volume advanced in most major markets, including significant gains in Germany, Italy, Spain, Central and Eastern Europe, Turkey, the Middle East, Japan and Korea. In the growing American blend segment, PMI's portfolio of U.S.-heritage and international brands together gained 17.2% in volume during the first nine months of 1995.

      PMI continued to improve its market share in most of its major international markets with significant increases in Germany, Italy, Spain, Holland, Belgium, the Czech and Slovak Republics, Turkey, Japan, Korea, Hong Kong, Singapore and Argentina.

                                             For the Three Months Ended September 30,
                                       ----------------------------------------------------
                                        Operating Revenues                 Operating Income
                                       -------------------                 ----------------
                                                            (in millions)

                                        1995           1994                 1995       1994
                                        ----           ----                 ----       ----
Domestic tobacco                       $2,928         $2,906               $  972     $  863
International tobacco                   5,505          4,771                  949        800
                                       ------         ------               ------     ------

Total                                  $8,433         $7,677               $1,921     $1,663
                                       ======         ======               ======     ======

      DOMESTIC TOBACCO. During the third quarter of 1995, PM Inc.'s operating revenues increased 0.8% from the comparable 1994 period, due primarily to price increases ($59 million) and improved product mix ($13 million), partially offset by lower volume ($52 million). Operating income increased 12.6% due primarily to price increases ($59 million), lower marketing, administration and research costs ($43 million), lower fixed manufacturing cost ($23 million)and improved product mix ($12 million), partially offset by lower volume ($32 million).

      The premium and discount segments (based on shipments) accounted for approximately 69.8% and 30.2%, respectively, of domestic cigarette industry volume in the third quarter of 1995, which represents a shift towards the premium segment when compared with approximately 67.7% for the premium segment and 32.3% for the discount segment in the third quarter of 1994.

      PM Inc.'s domestic volume (based on shipments) was 56.1 billion units for the third quarter of 1995, a decrease of 1.8% from the comparable period of 1994, compared with a 3.4% decline in total industry shipments. This decrease was due, in part, to wholesalers having moved their early-July purchases to the end of June to accommodate the weekend timing of the July 4th holiday, thus shifting what would have been third quarter unit sales to the second quarter. The decrease was also due to wholesalers reducing their inventories during the quarter and to one less shipping day in the third quarter of 1995 compared with the third quarter of 1994. Due to these timing shifts in shipments, PM Inc. management believes that retail data, discussed in the second paragraph below, is more representative of PM Inc.'s third quarter market share performance relative to the third quarter of 1994.

      PM Inc.'s market share (based on shipments) for the third quarter of 1995 was 45.6%, an increase of 0.7 share points from the third quarter of 1994. In the premium segment, volume in PM Inc.'s brands decreased 0.7% from the third quarter of 1994, compared with a 0.5% decrease for the industry, resulting in a premium share of 53.8%, a loss of 0.1 share points from the third quarter of 1994. The Marlboro family's volume was up 0.3% for a 29.7% share of the total industry, compared with a 28.5% share in the third quarter of 1994. In the discount segment, PM Inc.'s shipments decreased 6.9% to 9.9 billion units in the third quarter of 1995, compared with an industry decrease of 9.7%, resulting in an increase of 0.8 share points in this segment, from the third quarter of 1994, to 26.6%.

      Retail sales data (compiled by the A.C. Nielsen Company) a more accurate reflection of consumer buying habits than shipment data, indicate PM Inc. and Marlboro had market shares of 47.1% and 30.6%, respectively, in the third quarter of 1995 as compared with 46.3% and 29.1%, respectively, in the third quarter of 1994. As a group, PM Inc.'s other premium brands had an 8.9% share in the third quarter of 1995, up slightly from the third quarter of 1994. In the discount segment, Basic increased its segment share 1.4 points to 15.8% in the third quarter of 1995.

      PM Inc. cannot predict change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, market share (based on shipments) or retail market share.

      INTERNATIONAL TOBACCO. During the third quarter of 1995, PMI's international tobacco operating revenues increased 15.4% due primarily to higher foreign excise taxes ($341 million), higher volume/mix ($144 million), currency movement ($205 million) and price increases ($52 million). Operating income increased 18.6% due primarily to price increases ($52 million), higher volume/mix ($49 million) and currency movement ($93 million), partially offset by higher marketing, administration and research costs.

      Total international unit volume increased 17.5 billion units (12.2%) to
161.3 billion units. Volume grew in most major markets, including significant gains in Germany, Italy, Spain, Central and Eastern Europe, Turkey, the Middle East, Japan and Korea. Although product mix improved, volume was down in France reflecting the impact of an August 1, tax-driven price increase which adversely affected industry volume. In the growing American blend segment, PMI's portfolio of U.S.-heritage and international brands together gained 13.5% in volume during the quarter.

      PMI continued to improve its market share in most of its major international markets, with significant increases in Germany, Italy, Spain, Holland, Belgium, the Czech and Slovak Republics, Turkey, Japan, Korea, Hong Kong, Singapore and Argentina.

Food
----

                                              For the Nine Months Ended September 30,
                                      -------------------------------------------------------
                                       Operating Revenues                  Operating Income
                                      -------------------                 -------------------
                                                           (in millions)

                                        1995           1994                 1995        1994
                                        ----           ----                 ----        ----
North American food                   $13,913         $15,952              $2,022      $1,960
International food                      8,037           7,130                 812         756
                                      -------         -------              ------      ------

Total                                 $21,950         $23,082              $2,834      $2,716
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

      In addition to the above steps, certain domestic food businesses have been sold as part of a broad strategy to rebalance the Company's branded food portfolio for enhanced growth and profitability. These include The All American Gourmet Company, maker of frozen meals and side dishes, which was divested in the fourth quarter of 1994 and several businesses in 1995, as discussed below.

      During the first quarter of 1995, Kraft Foods, Inc. sold the distribution business of Kraft Foodservice for $728 million. Also, during the third quarter of 1995, Kraft Foods, Inc. sold its specialty oils, marshmallow and caramels businesses for $343 million. The divested businesses had operating revenues of approximately $4.4 billion for the year ended December 31, 1994, net of sales to Kraft Foodservice by Kraft Foods, Inc.'s remaining businesses. The divestiture of these businesses resulted in no material net gain or loss during the first nine months of 1995.

      Subsequent to the third quarter, Kraft Foods, Inc. sold its bakery businesses and its North American margarine business for approximately $1.0 billion. These businesses had operating revenues of approximately $1.5 billion for the year ended December 31, 1994. The sales are expected to result in gains in the fourth quarter of 1995. Consistent with the previously announced decision to divest nonstrategic businesses, the Company is evaluating actions to be taken in the fourth quarter regarding its worldwide food operations. It is possible that these actions would include asset write-downs of businesses to be sold or facilities to be closed. The net impact of these actions and gains on sales of businesses is not expected to be material.

      The 1995 divestitures are not expected to have a material effect on the Company's future results of operations and are expected to improve the operating profit margin of North American food operations.

      During the second half of 1994 and into the first quarter of 1995, both the North American and International food businesses were affected by higher coffee prices due to higher green coffee bean costs, resulting from frosts in Brazil in the second quarter of 1994. Late in the fourth quarter of 1994, green coffee bean costs moderated slightly, due primarily to a larger Brazilian crop than originally anticipated and sharply lower consumption. They remained stable through the first quarter of 1995. During the second quarter of 1995, bean costs decreased significantly as consumption declined further, but rose in the third quarter in response to an agreement among coffee producing nations to restrict exports.

      NORTH AMERICAN FOOD. During the first nine months of 1995, operating revenues decreased 12.8% due primarily to the impact of divestitures ($2.5 billion), partially offset by price increases ($291 million) and volume increases ($224 million). Operating income increased 3.2% over the comparable 1994 period, due primarily to volume increases ($113 million) and price increases, net of cost increases ($47 million), partially offset by higher marketing, administration and research costs ($37 million) and the impact of divestitures ($70 million).

      Kraft Foods, Inc. sold substantially all of the distribution business of Kraft Foodservice in February 1995; its specialty oils, marshmallow and caramels businesses in the third quarter of 1995 and all of the frozen dinners business of The All American Gourmet Company in the fourth quarter of 1994. Excluding these divestitures, North American food operating revenues and operating income increased 4.1% and 7.0%, respectively, in the first nine months of 1995, versus the comparable period of 1994.

      Volume grew in beverages, on the strength of ready-to-drink fruit juices; cheese, led by growth in the process and natural cheese segments; processed meats, driven by lunch combinations and slice packs; ready-to-eat and packaged desserts, due to enhanced marketing efforts and the introduction of line extensions and frozen pizza, helped by geographic expansion and new product introductions. Volume decreased in cereals, due to a general slowdown in industry sales and heightened competition; and in pourable and spoonable salad dressings, due to declines in industry sales. Coffee volume was down, reflecting higher prices due to higher green bean costs in the first half of the year. In Canada, volume decreased due primarily to the strategic decision to exit several low-margin product lines. Market shares were higher in the majority of North American food's top categories.

      INTERNATIONAL FOOD. Operating revenues for the first nine months of 1995 increased 12.7% over the comparable 1994 period, due primarily to currency movement ($584 million), price increases ($474 million) and the impact of acquisitions ($96 million), partially offset by volume decreases ($245 million). Operating income increased 7.4% over the comparable 1994 period, due primarily to price increases, net of higher costs ($39 million) and lower marketing, administration and research costs ($105 million), partially offset by lower volume ($93 million).

      Overall volume declined in the first nine months of 1995. In Western Europe, volume declined due to market softness and intense competition across all core categories. In Central and Eastern Europe, volume increased in confectionery products, while the Asia/Pacific region recorded increases in cheese and grocery, partially offset by decreases in coffee volumes. In Latin America, total volume was higher in the first nine months of 1995, driven by powdered soft drinks in Argentina and Brazil and higher ice cream volume in Brazil, partially offset by lower ice cream volume in Argentina.

      During the first nine months of 1995, a Scandinavian cereal operation and an equity interest in an Italian grocery operation were sold at gains. In addition, a lower-of-cost-or-market charge was recorded for coffee inventories and a write-down was recorded for assets in facilities to be closed. The net impact of these items was not material to operating income.

                                              For the Three Months Ended September 30,
                                       ----------------------------------------------------
                                       Operating Revenues                  Operating Income
                                       ---------------------               ----------------
                                                             (in millions)

                                        1995           1994                 1995        1994
                                        ----           ----                 ----        ----
North American food                    $4,366         $5,293               $  635      $  618
International food                      2,635          2,500                  286         269
                                       ------         ------               ------      ------

Total                                  $7,001         $7,793               $  921      $  887
                                       ======         ======               ======      ======

      NORTH AMERICAN FOOD. Operating revenues decreased 17.5% due primarily to the impact of divestitures ($1.1 billion), partially offset by volume increases ($84 million), price increases ($31 million) and improved product mix ($17 million). Operating income increased 2.8% over the comparable 1994 period, due primarily to improved product mix ($39 million), volume increases ($9 million), and lower marketing, administration and research expense ($37 million), partially offset by cost increases, net of price increases ($42 million) and the impact of divestitures ($25 million).

      Excluding the divestitures discussed above, North American food operating revenues and operating income increased 3.2% and 7.3%, respectively, in the third quarter of 1995, versus the comparable period of 1994.

      Volume grew in most key categories including coffee, reflecting lower prices due to lower green bean costs in the third quarter of 1995 compared with the third quarter of 1994; beverages, on the strength of ready-to-drink fruit juices; processed meats, driven by the continued success of lunch combinations and product introductions; desserts, on the strength of ready-to-eat desserts and product introductions in the dry packaged desserts and yogurt categories; frozen pizza, helped by new product introductions; cheese due to growth in process cheese slices and grated cheese; and Canadian operations. Volume decreased in spoonable salad dressings and tablespreads due to declines in industry sales and in cereals due to a general slowdown in the industry and heightened competition.

      INTERNATIONAL FOOD. Operating revenues for the third quarter of 1995 increased 5.4% over the comparable 1994 period, due primarily to currency movement ($111 million), price increases ($76 million) and the impact of acquisitions ($10 million), partially offset by lower volume ($60 million). Operating income increased 6.3% over the comparable 1994 period, due primarily to lower marketing, administration and research costs ($68 million), partially offset by cost increases, net of price increases (netting to $39 million) and lower volume ($10 million).

      Overall volume was down in the third quarter of 1995 compared with the third quarter of 1994. In Western Europe, volume declined primarily due to continuing softness in coffee markets (particularly Germany), the impact of an unusually hot summer on confectionery sales and intense price competition in the cheese and grocery categories. In Germany, Kraft Foods' largest international coffee market, recent data indicate that coffee consumption appears to be recovering from the effect of previously higher prices resulting from higher green bean costs. Volume grew in the developing markets of Central and Eastern Europe, Asia and Latin America. In Central and Eastern Europe, confectionery volume grew in Bulgaria, Romania and Lithuania. In the Asia/Pacific region, volume advanced in cheese and grocery, particularly the Philippines. In Latin America, total volume was higher in the third quarter, driven by powdered soft drinks in Argentina and Brazil and higher ice cream volume in Brazil, partially offset by lower ice cream volume in Argentina.

      During the third quarter of 1995, a Scandinavian cereal operation was sold at a gain. In addition, a write-down was recorded for assets in facilities to be closed. The net impact of these items was not material to operating income.

Beer
----

NINE MONTHS ENDED SEPTEMBER 30

      Operating revenues for the first nine months of 1995 increased $24 million (0.7%) from the comparable 1994 period, due to price/mix improvements ($25 million), partially offset by volume decreases. Operating income increased $30 million (8.2%) over the comparable 1994 period due to price/mix improvements and lower costs (aggregating $57 million), partially offset by higher marketing, administration and research costs ($25 million) and volume decreases.

      Shipment volume decreased 0.1%. Domestic shipments were 1.0% lower, reflecting the current softness in the domestic beer industry, but were partially offset by growth in Miller's international sales. Shipments of premium-priced beers rose 2.0% to account for 81.9% of shipments in the first nine months of 1995, compared with 80.3% in the comparable period of 1994. Premium brand growth was led by the initial success of Red Dog and increased shipments of Miller Lite, reflecting enhanced advertising and marketing. Shipments of Miller Genuine Draft and ice beers were down versus prior year.

QUARTER ENDED SEPTEMBER 30

      Operating revenues for the third quarter of 1995 increased $23 million (2.0%) from the comparable 1994 period. This increase was due primarily to volume increases ($10 million) and price/mix improvements ($12 million). Operating income increased $8 million (7.2%) from the comparable 1994 period, due primarily to volume increases ($4 million), price/mix improvements and lower costs (aggregating $18 million, including cost savings of $5 million from the closing of a brewery), partially offset by higher marketing, administration and research costs ($13 million).

      Shipment volume increased 0.9%, reflecting the solid performance of the Company's premium brand portfolio and higher international sales. Shipments of premium-priced beers rose 2.6% to account for 83.0% of Miller's shipments in the third quarter of 1995, up from 81.6% in the comparable 1994 period. Red Dog shipments continued to grow in the quarter and Miller Lite shipments increased 0.8%, benefiting from enhanced marketing and advertising. Compared with prior year, shipments of Miller Genuine Draft were up slightly in the quarter, but shipments of ice beers were down.

Financial Services and Real Estate
----------------------------------

NINE MONTHS ENDED SEPTEMBER 30

      For the first nine months of 1995, operating revenues from financial services and real estate operations decreased 18.6% and operating income decreased 25.0% from the first nine months of 1994. Lower financial services operating income reflects the timing of residual gains arising from Philip Morris Capital Corporation's ("PMCC") leveraged lease portfolio and gains recognized in the first half of 1994 related to the sale of PMCC's marketable securities portfolio. Operating income from real estate operations increased from 1994 levels, due primarily to improved land sale margins in California and Colorado.

QUARTER ENDED SEPTEMBER 30

      During the third quarter of 1995, operating revenues from financial services and real estate operations decreased 8.0% and operating income decreased 18.8% from the third quarter of 1994. Lower financial services operating income reflects the timing of residual gains arising from PMCC's leveraged lease portfolio. Operating income from real estate operations in 1995 increased slightly from 1994 levels, due primarily to improved land sale margins in California and Colorado.

Cash Provided and Used
----------------------

Net Cash Provided by Operating Activities
-----------------------------------------

      During the first nine months of 1995, cash provided by operating activities was $4.4 billion, slightly above the first nine months of 1994, due primarily to higher 1995 earnings offset by higher cash used for working capital.

Net Cash Used in Investing Activities
-------------------------------------

      Cash used in investing activities for the first nine months of 1995 was $358 million, compared with $668 million for the comparable 1994 period. The change is due primarily to a $1.1 billion increase in net cash received from sales/purchases of businesses, partially offset by a $679 million change in cash used for net investment in finance assets. The change in cash used for net investment in finance assets is due primarily to $804 million of cash received in the 1994 sale of PMCC's marketable securities portfolio. Capital expenditures for the first nine months of 1995 rose 5.4% to $1.1 billion, of which 54% related to food operations and 34% related to tobacco operations.

      During the first nine months of 1995, the Company sold its Kraft Foodservice distribution business, specialty oils business, caramel and marshmallow business and two European grocery businesses for proceeds of $1.2 billion. In October 1995, the Company sold its bakery and North American margarine businesses for proceeds of approximately $1.0 billion.

Net Cash Used in Financing Activities
-------------------------------------

      During the first nine months of 1995, the Company's net cash used in financing activities was $3.4 billion, compared with $3.6 billion during the first nine months of 1994. The change reflects lower repayment of debt, partially offset by a 50% increase in cash used for stock repurchases and an 18.4% increase in dividends paid.

      At September 30, 1995, the Company had consumer products short-term borrowings of $2.7 billion, $2.6 billion of which was reclassified as long-term debt based upon the Company's intent and ability to refinance such debt under its revolving bank credit agreements. In October 1995, the Company entered into a new $8 billion revolving credit agreement that expires in 2000, replacing a prior $8 billion revolving credit agreement that was scheduled to expire in 1998. At December 31, 1994, the Company had consumer products short-term borrowings of $2.7 billion, $2.5 billion of which was reclassified as long-term debt. The Company may continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

      At September 30, 1995, the Company's ratio of consumer products debt to equity was 1.10, down from 1.17 at December 31, 1994. The change reflects an increase in stockholders' equity, due primarily to net earnings in the first nine months of 1995 and favorable movement in the currency translation adjustment ($403 million), partially offset by dividends declared and stock repurchases.

      Dividends paid in the first nine months of 1995 increased 18.4% over the comparable period of 1994, reflecting a higher annual dividend rate, partially offset by a lower number of outstanding shares of stock. On August 30, 1995, the Board of Directors declared a quarterly dividend of $1.00 per share (paid October 10), a 21.2% increase, resulting in an annualized dividend rate of $4.00 per share.

      During the third quarter of 1995, the Company repurchased 7.1 million shares of its common stock at an aggregate cost of $537 million. These purchases were made in accordance with the Company's August 1994 announcement of its intention to spend up to $6 billion to repurchase common stock in open market transactions over three years. The program began in October 1994. Through September 30, 1995 cumulative purchases under the program totaled 28.9 million shares at a cost of $1.9 billion.

      Cash and cash equivalents at September 30, 1995 were $878 million, compared with $184 million at December 31, 1994. The difference reflects timing of cash disbursements and cash receipts (including proceeds from the sale of businesses). In October 1995, the Company received proceeds of approximately $1.0 billion from the sales of its bakery and North American margarine businesses, paid its quarterly dividend at the new annualized rate of $4.00 per share and continued to repurchase common stock.

Contingencies
-------------

         See Note 2 to the Condensed Consolidated Financial Statements.

                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Reference is made to Note 2, "Contingencies," of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, and to "Tobacco - Business Environment," of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this Report.

Item 6.   Exhibits and Reports on Form 8-K.

   (A)    Exhibits

          12 Statement regarding computation of ratios of earnings to fixed charges.

          27      Financial Data Schedule.

   (B) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the quarter for which this report is filed.

-----------

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               PHILIP MORRIS COMPANIES INC.

BY             /s/ HANS G. STORR
               -------------------------------------------
               Hans G. Storr, Executive Vice President and
               Chief Financial Officer

DATE           November 13, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit No.                           Description
-----------                           -----------

   12 Statement regarding computation of ratios of earnings to fixed charges.

   27          Financial Data Schedule.