Form 10-K
period 1995-12-31
PHILIP MORRIS COMPANIES INC
filed 1996-03-28
CIK 764180

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended December 31, 1995

                        Commission file number 1-8940

                         Philip Morris Companies Inc.
            (Exact name of registrant as specified in its charter)

             Virginia                                      13-3260245
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


      120 Park Avenue, New York, N.Y.                         10017
  (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 212-880-5000

           Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
  Title of each class                  which registered
  -------------------                  ----------------

Common Stock, $1 par value         New York Stock Exchange

                                 --------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

                                 --------------


   At February 29, 1996, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $82.0 billion. At such date, there were 829,752,427 shares of the registrant's Common Stock outstanding.

                                 --------------


                       Documents Incorporated by Reference


    Portions of the registrant's annual report to stockholders for the year ended December 31, 1995, are incorporated in Part I, Part II and Part IV hereof and made a part hereof. The registrant's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 25, 1996, is incorporated in Part III hereof and made a part hereof.

                                    PART I


Item 1. Description of Business.


(a) General Development of Business


                                   General


    Philip Morris Companies Inc. is a holding company whose principal wholly-owned subsidiaries, Philip Morris Incorporated, Philip Morris International Inc., Kraft Foods, Inc. and Miller Brewing Company, are engaged primarily in the manufacture and sale of various consumer products. A wholly-owned subsidiary of the Company, Philip Morris Capital Corporation, engages in various financing and investment activities. As used herein, unless the context indicates otherwise, the term "Company" means Philip Morris Companies Inc. and its subsidiaries. The Company is the largest consumer packaged goods company in the world.*


    Philip Morris Incorporated ("PM Inc."), which conducts business under the trade name "Philip Morris U.S.A.", and its subsidiaries and affiliates are engaged primarily in the manufacture and sale of cigarettes. PM Inc. is the largest cigarette company in the United States. Philip Morris International Inc. ("Philip Morris International") is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes); certain Latin American subsidiaries and affiliates manufacture and sell a wide variety of food products. A subsidiary of Philip Morris International is the leading United States exporter of cigarettes. Marlboro, the principal cigarette brand of these companies, has been the world's largest selling cigarette brand since 1972.


   The Company's food subsidiary, Kraft Foods, Inc. ("Kraft"), is the largest processor and marketer of retail packaged foods in the United States. A wide variety of grocery, coffee, cheese, confectionery and processed meat products are manufactured and marketed in the United States and Canada by Kraft and by its subsidiary, Kraft Foods International, Inc. ("Kraft Foods International"), in Europe and the Asia/Pacific region.


   Miller Brewing Company ("Miller") is the second largest brewing company in the United States.


                          Source of Funds--Dividends


   Because the Company is a holding company, its principal source of funds is dividends from its subsidiaries. The Company's principal wholly-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.


(b) Financial Information About Industry Segments


   In 1995, the Company's significant industry segments were tobacco products (principally cigarettes), food products, beer, and financial services and real estate. Operating revenues, operating profit (together with a reconciliation to operating income) and identifiable assets attributable to each such segment for each of the last three years are set forth in Note 11 to the Company's consolidated financial statements and are incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1995 (the "1995 Annual Report").

   In 1995, operating profit from tobacco products was approximately 65% of the Company's total operating profit (up from 62% in 1994), with PM Inc. and Philip Morris International contributing 34% and 31%, respectively (compared with 33% and 29%, respectively, in 1994). Food products, beer, and financial services and real estate accounted for approximately 29%, 4% and 2%, respectively, of the Company's total operating profit in 1995 (32%, 4% and 2%, respectively, in 1994).

---------

* References to the Company's competitive ranking in its various businesses are based on sales data or, in the case of cigarettes and beer, shipments, unless otherwise indicated.

(c) Narrative Description of Business

                               Tobacco Products

   PM Inc. is responsible for the manufacture, marketing and sale of cigarettes in the United States (including military sales); subsidiaries and affiliates of Philip Morris International and their licensees are responsible for the manufacture, marketing and sale of tobacco products outside the United States; and a subsidiary of Philip Morris International is responsible for tobacco product exports from the United States.

   The industry continues to be subject to health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation, any or all of which could have an adverse impact on the Company.


Domestic Tobacco Products


   PM Inc. is the largest tobacco company in the United States, with total cigarette shipments of 221.8 billion units in 1995 (an increase of 1.1% from 1994), accounting for 46.1% of the cigarette industry's total estimated shipments in the United States (an increase of 1.3 share points from 1994). The industry's estimated cigarette shipments in the United States decreased by 1.7% in 1995, compared with 1994, in line with the United States industry's historical long-term average rate of decline of 1% to 2% per annum. The following table sets forth the industry's estimated cigarette shipments in the United States, PM Inc.'s shipments and its share of United States industry shipments:

Years Ended                                                     PM Inc.
December 31                   Industry*   PM Inc.          Share of Industry*
------------                  --------    -------          ------------------
                               (in billions of units)            (%)
1995.....................     481.1       221.8                 46.1
1994** ..................     489.6       219.4                 44.8
1993 ....................     461.2       194.7                 42.2


   PM Inc.'s major premium brands are Marlboro, Benson & Hedges, Merit, Virginia Slims and Parliament. Its principal discount brands are Basic and Cambridge. All of its brands are marketed to satisfy differing preferences of adult smokers. PM Inc. has been the leading cigarette company in the United States market since 1983.* Marlboro is the largest selling brand in the United States, with shipments of 144.9 billion units in 1995 (up 5.2% from 1994, despite a limited product recall), equating to 30.1% of the United States market (up from 28.1% in 1994).


   During 1995, domestic cigarette industry volume continued to shift from the discount segment, which consists of "generic" and lower-priced cigarettes that have a lower profit margin than premium brands, to the full-price (premium) segment (70% of industry shipments in 1995, compared with 67.5% in 1994). The shift from the discount segment began in the second half of 1993, reflecting a pricing strategy implemented by PM Inc. in response to the domestic tobacco market, which was becoming increasingly price-sensitive. Previously, the discount segment of the industry had been growing markedly and constituted as much as 40.7% of United States industry shipments in the second quarter of 1993, up from 30.2% in 1992. PM Inc.'s 1995 share of the premium segment was 54.5%, an increase of 0.9 share points over 1994. Shipments of premium cigarettes accounted for 82.7% of PM Inc.'s 1995 volume, up from 80.7% in 1994. In 1995, United States industry shipments within the discount segment declined 9.2% from 1994 levels; PM Inc.'s 1995 shipments within this category declined 9.1%, resulting in a share of 26.6% of the discount segment (up 0.1 share points from 1994). These developments and their impact on the Company's financial statements are more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A"), incorporated herein by reference to the Company's 1995 Annual Report.

---------
* Source: The Maxwell Consumer Report (issued by Wheat, First Securities,
Inc.).

** The increase in industry shipments in 1994 from 1993 was due in part to increased distributor buying in 1992 (made in anticipation of higher cigarette prices and the January 1, 1993, increase in the federal excise tax), which reduced 1993 shipments.

   PM Inc. cannot predict change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, market share (based on shipments) or retail market share.


International Tobacco Products


   Philip Morris International's total cigarette shipments grew 10.7% in 1995, to approximately 593.2 billion units. Philip Morris International's share of the world cigarette market (excluding the United States) was approximately 12% in 1995, up from approximately 11% in 1994. Philip Morris International estimates that world cigarette industry unit shipments (excluding the United States) were approximately 5.0 trillion units in 1995, which represents a compounded annual increase of approximately 1% per year over the last five years. Philip Morris International estimates that the American-style segment of the world market (excluding the United States) has increased at a compounded annual rate of more than 3% per year over the last five years. It also estimates that the American-style segment constituted approximately 32% of the world cigarette market (excluding the United States) in 1995, up from approximately 31% in 1994; shipments by Philip Morris International accounted for approximately 36% of this segment in 1995, versus approximately 34% in 1994. Unit sales of Philip Morris International's principal brand, Marlboro, increased 6.4% in 1995 over 1994, to 276.7 billion units, more than 5% of the world cigarette market (excluding the United States).


   Philip Morris International has a cigarette market share of at least 15%--and in a number of instances substantially more than 15%--in more than 30 markets, including Argentina, Australia, Belgium, the Canary Islands, the Czech Republic, Finland, France, Germany, Hong Kong, Italy, Japan, Kuwait, the Netherlands, the Philippines, Singapore, Spain and Switzerland. Philip Morris International's leading international brands are Marlboro, L&M, Bond Street, Philip Morris, Lark, Chesterfield, Parliament, Merit and Virginia Slims.


   A subsidiary of Philip Morris International is the leading United States exporter of cigarettes. It exported 164.1 billion units in 1995, an increase of 22.8% from 1994. These exports constituted 28% of Philip Morris International's total unit volume in 1995.


   In 1995, Philip Morris International increased capacity and improved productivity through various capital projects. Philip Morris International modernized and expanded a manufacturing plant in the Czech Republic, began construction of a new plant in Lithuania, and undertook plant renovations in Krasnodar, Russia, and in Kharkov, Ukraine. It also began a program to increase capacity in Holland, announced plans to upgrade its tobacco-processing facility in Switzerland and to build a new factory in Kazakhstan, completed construction of a leaf-processing facility in Malaysia, and concluded an agreement under which a third party will contract-manufacture Marlboro cigarettes in China for the Chinese market. In February 1996, Philip Morris International acquired an initial 33% share of Poland's largest tobacco company, Zaklady Przemyslu Tytoniowego w Krakowie S.A. ("ZPTK"). Within the next three years, Philip Morris International will receive an additional 32% of the company, provided it has completed certain investments in ZPTK's manufacturing facilities and at such time is in compliance with other contractual commitments.


Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and
Smoking

   Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes, last increased in 1993, is $12 per 1,000 ($.24 per pack). During 1995, several measures were proposed to increase the federal excise tax on cigarettes. However, no hearings were held on any of these measures, and none was passed by Congress. In general, excise taxes, sales taxes and other cigarette-related taxes levied by various states, counties and municipalities have been increasing. These taxes vary considerably and, when combined with the current federal excise tax, may be as high as $1.26 per pack.

   In the opinion of PM Inc. and Philip Morris International, past increases in the federal excise tax and the other taxes discussed above have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and Philip Morris International, and might cause shifts from the premium segment to the discount segment.

   Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. As a result, the tobacco industry, both in the United States and abroad, is subject to increased governmental restrictions, decreasing social acceptance of smoking, increased pressure from anti-smoking groups, unfavorable press reports, governmental investigations and substantial increases in excise taxes. In the opinion of PM Inc. and Philip Morris International, these developments have had, and continue to have, an adverse effect upon tobacco industry sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports purporting to link cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the purported "addictive" nature of cigarettes, the purported effects of smoking cessation, the decrease in smoking in the United States and the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the purported "addictive" nature of cigarette smoking in adolescence.



   The Comprehensive Smoking Education Act (the "Smoking Education Act"), enacted in 1984, requires cigarette manufacturers and importers to include the following warning statements in rotating sequence on cigarette packages and in advertisements: "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy"; "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, And Low Birth Weight"; and "SURGEON GENERAL'S
WARNING: Cigarette Smoke Contains Carbon Monoxide." The Smoking Education Act also covers the size and format of warnings on cigarette packages and in cigarette advertising, and prescribes a modified version of the warnings for outdoor billboard advertisements. In addition to the warning statements, pursuant to an agreement sanctioned by the Federal Trade Commission (the "FTC"), cigarette advertising in the United States must disclose the average "tar" and nicotine yields of the advertised brand or variety. It has been reported that the FTC is considering changes to the test method used to rate the "tar" and nicotine yields of cigarettes sold in the United States. It is also possible that the FTC will promulgate new regulations governing or restricting advertising or marketing claims based on "tar" and nicotine ratings.


   Cigarette manufacturers and importers are also required to provide annually to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes, and the Secretary is directed to report to Congress concerning the health effects, if any, of such ingredients.

   Most of the cigarettes sold by the Company's subsidiaries, affiliates and their licensees are sold in countries where warning statement requirements for cigarette packages have been adopted. In markets where such statements are not legally required, the Company's policy is to place the United States Surgeon General's warnings on all cigarette packages.


   Studies with respect to the alleged health risk to nonsmokers of diluted and modified cigarette smoke, often referred to as environmental tobacco smoke ("ETS"), have received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. In January 1993, the United States Environmental Protection Agency (the "EPA") issued a report concluding, among other things, that ETS is a human lung carcinogen and that ETS increases certain health risks for young children. In June 1993, PM Inc. joined five other representatives of the tobacco manufacturing and related industries in a lawsuit against the EPA, seeking a declaration that the EPA does not have the authority to regulate ETS, and that, in view of the available scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's final risk assessment be declared arbitrary and capricious and ordered withdrawn. The EPA report, as well as adverse publicity on ETS, have resulted in the enactment of legislation and privately imposed limitations that restrict or ban cigarette smoking in certain public places and some places of employment. It has been reported that the International Agency for Research on Cancer of the World Health Organization is conducting research on ETS that may be published sometime during 1996.

    Enactments by regulatory agencies and other governmental authorities, together with private initiatives, have restricted or prohibited smoking areas aboard certain common carriers, including domestic and certain international commercial airline flights, in certain public places and in some places of employment.

   In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could ultimately ban smoking in the workplace. Hearings on this proposed rule were held from September 1994 through March 1995. The period for post-hearing submissions on the proposed rule ended on February 9, 1996. OSHA has not yet issued either a final rule or a proposed revised rule.

   For several years, Congress has provided funds for the development of test methodologies and standards aimed at measuring the propensity of cigarettes to ignite upholstered furniture or mattresses. The Company cannot predict whether these efforts will result in legislation or regulation.

   Television and radio advertising of cigarettes is prohibited in the United States and prohibited or restricted in many other countries. In June 1995, PM Inc. entered into a consent decree with the Department of Justice, pursuant to which it agreed to reposition its brand advertising at professional football, baseball, basketball and hockey arenas so as not to be inadvertently exposed to prominent television coverage.


   In June 1992, the Alcohol, Drug Abuse and Mental Health Act was enacted. This act requires states to adopt a minimum age of at least 18 for purchases of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In January 1996, regulations implementing this legislation were announced by the Department of Health and Human Services.


   In June 1995, PM Inc. announced that it has voluntarily undertaken a program to limit minors' access to cigarettes. Elements of the program include discontinuing free cigarette sampling to consumers in the United States, discontinuing the distribution of cigarettes by mail to consumers in the United States, placing a notice on cigarette cartons and packs for sale in the United States stating "Underage Sale Prohibited," working with others in support of state legislation to prevent youth access to tobacco products, taking measures to encourage retailer compliance with minimum-age laws, and independent auditing of the program.

   In August 1995, President Clinton announced, and the United States Food and Drug Administration (the "FDA") initiated, a rulemaking proceeding purportedly designed to prevent minors from smoking. In the proposed regulations, the FDA asserted that it has jurisdiction over nicotine as a "drug" and over cigarettes as a medical "device" (a nicotine delivery system) under the provisions of the Food, Drug and Cosmetic Act. The proposed regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and require cigarette manufacturers to fund a $150 million-a-year campaign to discourage minors from using tobacco products. The period for public comment on the FDA's plan initially ended on January 2, 1996. The FDA's assertion of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the current proposed regulations. PM Inc., four other domestic cigarette manufacturers and an advertising firm have sued the FDA, seeking a judicial declaration that the FDA has no authority to regulate cigarettes and asking the court to issue an injunction requiring the FDA to withdraw its proposed regulations. Similar suits have been filed against the FDA by manufacturers of smokeless tobacco products, by a trade association of cigarette retailers and by advertising agency associations.

    On March 18, 1996, the FDA placed in its rulemaking docket statements from three former employees of PM Inc. concerning, according to the FDA Commissioner, "the role of nicotine in the design and manufacture of cigarettes." As a result of this and unrelated developments, the FDA has reopened for limited purposes for thirty days the period during which the public may comment on the statements and two specific aspects of its proposed regulations.

   Legislation and other governmental action potentially affecting the tobacco industry is proposed periodically at the federal, state and local levels. During 1995, members of Congress, the Clinton Administration and state officials proposed measures that would ban or severely restrict smoking in workplaces and in buildings with public access and on international flights that have a nexus with the United States, require additional health warning and product content information on packaging and in advertising, eliminate the tax deductibility of a portion of the cost of tobacco advertising, significantly increase the excise and similar taxes on cigarettes, and authorize the FDA to regulate tobacco products (see above). In November 1995, Congress passed a measure that bans or severely restricts vending machines and the provision of free tobacco products in federal buildings and on federal property. In recent years various members of Congress have introduced legislation--some of which has been the subject of hearings or floor debate--that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, and allow state and local governments to restrict the sale and distribution of cigarettes and further restrict certain advertising of cigarettes.

   A number of foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to control prices, to restrict imports and to discourage cigarette smoking.

   It is not possible to determine the outcome of the FDA regulatory initiative announced by President Clinton or the related litigation, or to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the advertising, sale or use of cigarettes or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the volume, operating revenues and operating income of PM Inc., Philip Morris International and the Company could be adversely impacted, in amounts that cannot be determined.

   PM Inc. has received requests for information in connection with various governmental investigations of the tobacco industry.

   In June 1995, The New York Times published an article that made allegations about PM Inc. documents and supposedly secret research relating to nicotine. Following publication of that article, PM Inc. has received grand jury subpoenas from the United States Attorney for the Southern District of New York.

   PM Inc. has received Civil Investigative Demands ("CIDs") from the United States Department of Justice requiring PM Inc. to produce documents and respond to interrogatories relating to the possibility of "joint activity to restrain competition in the manufacture and sale of cigarettes, including joint activity to limit or restrict research and development or product innovations." Certain present and former employees of PM Inc. have been deposed or have received CIDs noticing their depositions in connection with the investigation.

   The United States Attorney for the Eastern District of New York is reviewing the status of a grand jury investigation, begun in 1992, of possible violations of criminal law in connection with activities relating to The Council for Tobacco Research -- U.S.A., Inc., a research organization of which PM Inc. is a sponsor.

    PM Inc. has received grand jury subpoenas from the United States Department of Justice requesting documents relating to an investigation of testimony provided by tobacco industry executives before Congress.

   PM Inc. has received a grand jury subpoena from the United States Attorney for the Eastern District of Virginia requesting documents relating to an investigation of Healthy Buildings International, Inc.

   While the outcomes of these investigations cannot be predicted, PM Inc. believes it has acted lawfully.

Smoking and Health Litigation

    There is litigation pending in various jurisdictions against the leading United States cigarette manufacturers and others seeking compensatory and, in some cases, punitive damages for cancer and other health effects alleged to have resulted from cigarette smoking, "addiction" to cigarette smoking or exposure to ETS. As of December 31, 1995, there were 125 such smoking and health cases pending in the United States against PM Inc. and, in some cases, the Company. Of these cases, 88 were filed in the state of Florida and served between April 28, 1995, and

December 31, 1995. One hundred and nine of the smoking and health cases, four of which purport to be class actions, involve allegations of various injuries allegedly related to cigarette smoking. Eleven of the smoking and health cases, including one that purports to be a class action, involve allegations of various personal injuries allegedly related to exposure to ETS. Five of the cases pending as of December 31, 1995, involve states that have commenced actions seeking reimbursement for Medicaid and other expenditures claimed to have been made to treat diseases allegedly caused by cigarette smoking. In addition, a purported class action involving allegations of various personal injuries allegedly related to cigarette smoking is pending in Canada against, among others, an entity in which the Company has a 40% indirect ownership interest, and another such action is pending in Brazil against a subsidiary of the Company, among others.

    Note 15 to the Company's consolidated financial statements, incorporated herein by reference to the Company's 1995 Annual Report, describes certain litigation pending against the Company and its subsidiaries and related entities, including smoking and health cases. Item 3 herein describes certain subsequent developments in such litigation. Further reference is made to such
Note 15 and Item 3.

    In March 1996, Liggett Group, Inc., a United States manufacturer and seller of cigarettes ("Liggett"), announced an agreement to settle the Castano case described in such Note 15 and Item 3. The agreement is subject to court approval. Liggett also announced an agreement to settle the Medicaid reimbursement actions brought by the states of Florida, Louisiana, Massachusetts, Mississippi and West Virginia as described in such Note 15 and
Item 3. As part of each settlement, Liggett agreed to comply with certain aspects of the regulations proposed by the FDA, to make certain payments and to cooperate in limited ways with otherwise adverse parties in certain investigations and lawsuits. The terms of the settlements would be available to any other defendant that has a share of the Untied States domestic cigarette market of less than 30% if it acquires or is acquired by Liggett, and each settlement can be terminated by Liggett upon the occurrence of specified events. Liggett's sales account for approximately 2% of the Untied States domestic cigarette market. The major cigarette manufacturers in the United States, including PM Inc., have stated that they do not intend to settle any smoking and health litigation and that they will continue to defend all such actions vigorously.

    The Attorneys General of other states have announced they are considering filing Medicaid reimbursement actions.

Distribution, Competition and Raw Materials

   PM Inc. sells its tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, vending machine operators and the armed services. Subsidiaries and affiliates of Philip Morris International and their licensees market cigarettes and other tobacco products worldwide, directly or through export sales organizations and other entities with which they have contractual arrangements.

   The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the significant methods of competition. Promotional activities include, in certain instances, allowances, the use of incentive items, price reductions and other discounts. The tobacco products of the Company's subsidiaries, affiliates and their licensees are advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in many other countries.

   PM Inc. and Philip Morris International's subsidiaries and affiliates and their licensees purchase domestic burley and flue-cured leaf tobaccos of various grades and types each year, primarily at domestic auction. In addition, oriental tobacco and certain other tobaccos are purchased outside the United States. The tobacco is then graded, cleaned, stemmed and redried prior to its storage for aging up to three years. Large quantities of leaf tobacco inventory are maintained to support cigarette manufacturing requirements. Tobacco is an agricultural commodity subject to United States government controls, including the tobacco price support (subject to Congressional review) and production adjustment programs administered by the United States Department of Agriculture (the "USDA"), either of which can substantially affect market prices. PM Inc. and Philip Morris International believe there is an adequate supply of tobacco in the world markets to satisfy their current production requirements.

   As of January 1, 1994, legislation became effective requiring, subject to financial penalties, the use of at least 75% American-grown tobacco, which is more expensive than imported tobacco, in cigarettes manufactured in the United States. A provision of the Uruguay Round Amendments Act, enacted in December 1994, replaced this requirement with a tariff-rate quota system that allows a specified quantity of tobacco to be imported at current tariff levels, with additional quantities subject to a significantly higher duty. Due to the high content of American-grown tobacco used in PM Inc.'s products and those exported by subsidiaries of Philip Morris International, the domestic purchase requirement has not had, and the new tariff-rate quota system is not expected to have, a material adverse effect on the results of operations of PM Inc. or Philip Morris International.

                                Food Products

   Kraft's reporting and management structure currently consists of Kraft Foods North America, which comprises eleven business divisions (including Kraft Canada), and Kraft Foods International. Effective January 1995, the North American food business was reorganized to fully integrate the operations of the former Kraft U.S.A. and General Foods U.S.A. The combined organization, named Kraft Foods, Inc., has begun to streamline operations and improve effectiveness and customer response. In December 1995, Kraft Foods International was realigned to capitalize on growth opportunities, and reorganized into four separate regional business divisions: Western Europe; Northern Europe; Central and Eastern Europe, Middle East and Africa; and Asia/Pacific.

   During 1995, Kraft sold its bakery businesses and its North American margarine, specialty oils, marshmallows, caramels and Kraft Foodservice distribution businesses and several small international food businesses. In 1994, Kraft sold The All American Gourmet Company, which produced frozen meals and side dishes. The sales of these businesses are not expected to have a material effect on the Company's future results of operations and are expected to improve the profit margin of North American food operations.


North America

    Kraft is the largest packaged food company in North America. Kraft's principal products include ready-to-eat cereals, coffee and other beverages, desserts, cheese and cheese products, frozen toppings, stuffing mix, syrup, vegetable oil-based products, such as salad dressings, barbecue sauce, cultured dairy products, frozen pizza, processed meat and poultry products, frozen bagels and packaged pasta dinners. Its principal brands include Kraft, Velveeta and Cracker Barrel cheese and cheese products, Miracle Whip salad dressing, Philadelphia Brand cream cheese, Cheez Whiz cheese sauce, Kraft and Seven Seas pourable dressings, Kraft and Bull's-Eye barbecue sauces, DiGiorno pastas, sauces and cheeses, Light n' Lively, Knudsen and Breakstone's cultured dairy products, Tombstone, Jack's and DiGiorno frozen pizzas, Oscar Mayer luncheon meats, hot dogs, bacon, ham and other meat products, Louis Rich luncheon meats, poultry franks, turkey bacon and other poultry products, Lunchables lunch combinations, Claussen pickles, Maxwell House, Yuban, Nabob, Sanka and Maxim coffees, General Foods International Coffees, Jell-O desserts, Post and Nabisco ready-to-eat cereals, Log Cabin syrups, Kool-Aid, Tang, Crystal Light, Country Time and Capri Sun beverages, Minute rice, Stove Top stuffing mix, Shake 'N Bake coatings, Good Seasons salad dressing mixes, Lender's bagels and Cool Whip toppings.

International

   Kraft Foods International is responsible for manufacturing and marketing a wide variety of coffee, confectionery, cheese, packaged grocery and processed meat products in Europe, the Middle East, Africa and the Asia/Pacific region. Approximately 93% of Kraft Foods International's sales are made in Europe. International brands include a wide variety of the products sold by Kraft in North America, as well as Milka, Tobler, Toblerone, Suchard, Sugus, Freia, Marabou, Daim, Estrella, Callard & Bowser, Terry's and Cote d'Or confections, Carte Noire, Gevalia, Grand'Mere, Kenco, HAG, Jacobs Cafe, Jacobs Kronung, Jacques Vabre, Night & Day, Saimaza and Splendid coffees, Miracoli pasta dinners, Dairylea processed cheese, Vegemite spread and Hollywood chewing gum.

   In Latin America, certain subsidiaries and affiliates of Philip Morris International manufacture and market a wide variety of food products, including Kibon ice cream, various powdered soft drinks and a number of the other products sold by Kraft.

Distribution, Competition and Raw Materials

   Kraft's products in North America are generally sold to supermarket chains, wholesalers, club stores, mass merchandisers, distributors, individual stores and other retail food outlets. Products are distributed through distribution centers, satellite warehouses, company-operated and public cold storage facilities, depots and other facilities. Selling efforts are assisted by national and regional advertising on television and radio and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities.

   Products of Kraft Foods International are sold primarily through sales offices and agents abroad. European distribution is coordinated from offices located in Zurich, Switzerland; Vienna, Austria; and Cheltenham, England. The Asia/Pacific area operations are headquartered in Hong Kong. Kraft Foods International's operations outside of the United States and Canada are directed from its headquarters in Rye Brook, New York. Advertising is tailored by product and country to reach targeted audiences.

   Kraft is subject to highly competitive conditions in all aspects of its business. Competitors include large national and international companies and numerous local and regional companies. Its food products also compete with generic products and private label products of food retailers, wholesalers and cooperatives. Kraft competes primarily on the basis of product quality, service, marketing, advertising and price.

   Kraft is a major purchaser of milk, cheese, green coffee beans, poultry, meat cuts, wheat, cocoa, hazelnuts, vegetable oil, fruits and berries, and sugar and other sweeteners. Kraft continuously monitors worldwide supply and cost trends of these commodities to enable it to take appropriate action to obtain ingredients needed for production.

   Kraft purchases all of its milk requirements and a substantial portion of its cheddar cheese requirements from independent sources, principally from cooperatives and individual producers. The prices for United States milk and other dairy product purchases are substantially influenced by government programs as well as market supply and demand.

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

   The purchase price of poultry and meat cuts is the major factor in the cost of Kraft's processed meat products. Poultry and meat prices are cyclical and are affected by market supply and demand. Meats for Oscar Mayer processed products are provided primarily by full-lot quantity purchases.

   Kraft is also a major user of packaging materials purchased from many suppliers.

   The prices paid for raw materials used in food products generally reflect external factors such as weather conditions, commodity market activities and the effects of governmental agricultural programs. Although the prices of the principal raw materials required by Kraft can be expected to fluctuate as a result of government actions and/or market forces (which would directly affect the cost of products and value of inventories), Kraft believes such raw materials to be generally available from numerous sources and in adequate supply.


Regulation

   Almost all of Kraft's United States food products (and packaging materials therefor) are subject to regulations administered by the FDA or, with respect to products containing meat and poultry, the USDA. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish ingredients and/or manufacturing procedures for certain standard foods, establish standards of identity for food, determine the safety of food substances and establish labeling standards and nutrition labeling requirements for food products. FDA regulations may, in certain instances, affect the ability of Kraft's United States operating units to develop and market new products and to utilize technological innovations in the processing of existing products.

   In addition, various states regulate the business of Kraft's United States operating units by licensing dairy plants, enforcing federal and state standards of identity for food, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labeling requirements on food products.

   Many of the food commodities on which Kraft's United States businesses rely are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional review.

   Almost all of the activities of the Company's food operations outside of the United States are subject to the same kinds of regulation as Kraft's United States businesses. Each of the operations and locations of these units is subject to local and national and, in some cases, international (such as the European Union) regulatory provisions. The rules and regulations relate to labeling, packaging, food content, pricing, marketing and advertising and related areas.

                                     Beer

Products

    Miller's brands include Miller Beer, Miller Lite, Miller Lite Ice, Miller Genuine Draft, MGD Light, Red Dog and Icehouse in the premium segment; the Miller High Life family in the near-premium segment, including Miller High Life, Miller High Life Light and Miller High Life Ice; Lowenbrau, brewed and sold in the United States under license from Lowenbrau Munchen AG in the above-premium segment; Meister Brau, Milwaukee's Best and Magnum Malt Liquor in the below-premium segment; and Sharp's non-alcohol brew. Competing in the specialty segment are the Leinenkugel, Celis and Shipyard brands. New products introduced in 1995 include Miller Genuine Red, Leinenkugel's Honey Weiss and Autumn Gold, Southpaw Light and Big Sky, a near-premium beer sold primarily in Wisconsin. Miller also owns and operates Molson Breweries U.S.A. Inc., the second largest beer importer in the United States, with more than 20 brands from six countries, including the Molson brands from Canada, Asahi and Foster's Lager. New Molson Breweries U.S.A. products introduced in 1995 were Foster's Special Bitter and Molson Red Jack Ale. Shipment volume for Miller, including imports, exports and non-alcohol brew, decreased 0.5% in 1995, compared with 1994, in line with the industry. The decrease resulted primarily from reduced shipments of below-premium brands, as well as Lite Ice, Molson Ice and Miller Genuine Draft, partially offset by volume increases due to sales of Red Dog during its first full year in the marketplace and improved sales of Miller Lite. Miller's premium and above-premium beer shipments increased by 1.3% in 1995. Premium and above-premium brands accounted for 81.8% of Miller's shipment volume in 1995, up from 80.4% in 1994.

   The following table sets forth, based on shipments, the industry's sales of beer and brewed non-alcohol beverages, as estimated by Miller, Miller's unit sales and its estimated share of industry sales:

Years Ended                                                     Miller's
December 31                 Industry        Miller         Share of Industry
------------                --------        ------         -----------------
                              (in thousands of barrels)          (%)
1995 ................       198,554         45,006              22.7
1994 ................       199,572         45,243              22.7
1993 ................       198,019         44,024              22.2

   Internationally, Miller has formed a number of new alliances with brewers and beverage companies in Japan, Brazil, China and Great Britain.

Distribution, Competition and Raw Materials

   Beer products are distributed primarily through independent beer wholesalers. The United States malt beverage industry is highly competitive, with the principal methods of competition being product quality, price, distribution, marketing and advertising. Miller engages in a wide variety of advertising and sales promotion activities. Barley, hops, corn and water represent the principal ingredients used in manufacturing Miller's beer products and are generally available in the market. The production process, which includes fermentation and aging periods, is conducted throughout the year, and at any one time Miller has on hand only a small quantity of finished products. Containers

(bottles, cans and kegs) for beer products are purchased from various suppliers. Miller expects cost increases for aluminum and other packaging and brewing materials as supply agreements expire during 1996.

Regulation


   The Alcoholic Beverage Labeling Act of 1988 requires all alcoholic beverages manufactured for sale in the United States to include the following warning statement on containers: "GOVERNMENT WARNING:

(1) According to the Surgeon General, women should not drink alcoholic beverages during pregnancy because of the risk of birth defects; (2) Consumption of alcoholic beverages impairs your ability to drive a car or operate machinery and may cause health problems." The statute empowers the Bureau of Alcohol, Tobacco and Firearms to regulate the size and format of the warning.

   The federal excise tax is 32 cents per package of six 12-ounce containers. Excise taxes, sales taxes and other taxes affecting beer are also levied by various states, counties and municipalities. In the opinion of Miller, increases in excise taxes have had, and could continue to have, an adverse effect on shipments.

                      Financial Services and Real Estate

   Philip Morris Capital Corporation ("PMCC") invests in leveraged and direct finance leases, other tax-oriented financing transactions and third-party financial instruments, and also engages in various financing activities for customers and suppliers of the Company's other subsidiaries. Total assets increased to $5.6 billion at year-end 1995, compared with $5.2 billion at year-end 1994, reflecting the net investment of an additional $490 million in finance assets.

   Mission Viejo Company, a wholly-owned subsidiary of PMCC, is engaged principally in land planning, development and sales activities in Southern California and in the Denver, Colorado, area.

                                 Other Matters

Customers

   None of the Company's business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the Company's results of operations.

Employees

   At December 31, 1995, the Company employed approximately 151,000 people worldwide.

Trademarks

   Trademarks are of material importance to all three of the Company's consumer products businesses and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

Environmental Regulation

   The Company and its subsidiaries are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund"). In 1995, subsidiaries (or former subsidiaries) of the Company were involved in approximately 185 matters subjecting them to potential remediation costs under Superfund or otherwise. The Company and its subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, have not had and are not expected to have a material adverse effect on the Company's results of operations, capital expenditures or financial position.

Share Repurchase Program

    In October 1994, the Company commenced a program to spend up to $6 billion to repurchase shares of its Common Stock in open market transactions over three years. The Company is currently repurchasing shares at an annualized rate of $2.6 billion.

Forward-Looking and Cautionary Statements

   The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

    The tobacco industry continues to be subject worldwide to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation. Each of the Company's operating subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. The performance of each of Philip Morris International and Kraft Foods International is affected by foreign economies and currency movements. Developments in any of these areas, which are more fully described elsewhere in Part I hereof and in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 19-25 of the Company's 1995 Annual Report, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

(d) Financial Information About Foreign and Domestic Operations and Export
    Sales

   The amounts of operating revenues, operating profit and identifiable assets attributable to each of the Company's geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 11 to the Company's consolidated financial statements, incorporated herein by reference to the Company's 1995 Annual Report.

   Kraft, Miller and subsidiaries of Philip Morris International export coffee products, grocery products, cheese, processed meats, beer, tobacco and tobacco-related products. In 1995, the value of all exports from the United States by these subsidiaries amounted to approximately $5.9 billion.


Item 2. Description of Property.


Tobacco Products


   PM Inc. owns 9 tobacco manufacturing and processing facilities--6 in the Richmond, Virginia, area, 2 in Louisville, Kentucky, and 1 in Cabarrus County, North Carolina. PM Inc. owns or leases other premises and facilities, including an operations center, a research and development facility and various administrative facilities in Richmond and an engineering center in Newport News, Virginia. Subsidiaries and affiliates of Philip Morris International own, lease or have an interest in cigarette or component manufacturing facilities in 28 countries outside the United States.


Food Products


   The Company's subsidiaries have 60 manufacturing and processing facilities, 217 distribution centers and depots and 178 various other facilities in the United States, as well as 117 foreign manufacturing and processing facilities in 34 countries, and various distribution and other facilities outside the United States. All significant plants and properties used for production of food products are owned, although the majority of the domestic distribution centers and depots are leased.

Beer

   Miller currently owns and operates 8 breweries, located in Milwaukee, Wisconsin (2); Fort Worth, Texas; Eden, North Carolina; Albany, Georgia; Irwindale, California; Trenton, Ohio; and Chippewa Falls, Wisconsin. Miller owns a majority interest in the Celis Brewery in Austin, Texas, and the Shipyard Brewery in Portland, Maine. Miller also owns a beer distributorship in Oklahoma, a hops processing facility in Wisconsin, and owns or leases warehouses in several locations.

General

   The plants and properties owned and operated by the Company's subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs. In the fourth quarter of 1993, the Company provided for the costs of restructuring its worldwide operations. The charge related primarily to the downsizing or closure of approximately 40 manufacturing and other facilities, of which 26 were downsized or closed during 1994 and 1995. Writedowns of such facilities included in the restructuring charge were $429 million, of which $141 million, $211 million and $77 million related to tobacco, food and beer facilities, respectively. The 1993 restructuring and its impact on the Company's financial statements are more fully described in the MD&A, incorporated herein by reference to the Company's 1995 Annual Report.

Item 3. Legal Proceedings.

   Reference is made to "Tobacco Products--Smoking and Health Litigation" under Item 1 and to Note 15 to the Company's consolidated financial statements, incorporated herein by reference to the Company's 1995 Annual Report ("Note 15"), for a description of certain pending legal proceedings. Certain litigation developments since the date of Note 15 are summarized below.

    In October 1994, the trial court in the Engle case described in Note 15 granted plaintiffs' motion for class certification. Defendants appealed the class certification decision and order to the Florida Third District Court of Appeal. On January 31, 1996, the Court of Appeal affirmed the trial court's order, with the modification that the subject class be restricted to Florida citizens and residents rather than United States citizens and residents. On February 15, 1996, defendants filed with the Florida Third District Court of Appeal a motion for rehearing and a motion for rehearing en banc. In both motions, defendants sought, in the alternative, an order remanding the case to the trial court for a determination of whether certification of such a class meets the manageability and superiority requirements of the Florida Rules of Civil Procedure. Defendants also filed a motion for certification of the case to the Florida Supreme Court. On March 4, 1996, plaintiffs notified the trial court that they believe that the case is ready to be set for trial. On March 13, 1996, defendants filed a joint opposition to the notice of trial.

   On March 1, 1996, the trial court in the State of Florida case described in
Note 15 partially lifted the stay for the limited purpose of permitting motions to dismiss to be filed. Oral argument of the motions to dismiss is scheduled for May 28, 1996.

   In February 1995, the court in the Castano case described in Note 15 conditionally certified the class for certain issues, including fraud, breach of warranty, intentional tort, negligence, strict liability, consumer protection and punitive damages. However, the court declined to certify a class on the issues of injury in fact, causation, reliance, compensatory damages, the availability of certain affirmative defenses and on plaintiffs' claim for medical monitoring. Defendants, including the Company and PM Inc., appealed the decision to the United States Court of Appeals for the Fifth Circuit. Oral argument has been scheduled for April 2, 1996.

    On March 18, 1996, in the Lacey case described in Note 15, the court denied plaintiff's motion to remand the case to the Alabama state court. Also on March 18, 1996, the court denied defendants' motion to dismiss, which had been filed in May 1994.

   On February 16, 1996, in the Moore case described in Note 15, the Governor of Mississippi filed a Petition for Writ of Mandamus and Prohibition and for Declaratory Judgment with the Mississippi Supreme Court requesting, among other things, that the court issue a Writ of Mandamus and Prohibition requiring the Attorney General to cease and desist from actions for recovery of Medicaid funds until employed and/or directed to do so by the

Governor. On February 20, 1996, PM Inc. and the other defendants in the
Moore case filed a Petition for Writ of Prohibition and/or Mandamus with the Mississippi Supreme Court requesting that the court instruct the trial judge to dismiss those portions of the Attorney General's lawsuit that seek recovery of the Medicaid funds.

   In October 1995, the court in the McGraw case described in Note 15 granted defendants' motion to prohibit prosecution of this case pursuant to a contingent fee arrangement with private counsel, ruling that the Attorney General lacked the authority to enter into such an agreement. On January 23, 1996, plaintiff filed a motion for leave to file an amended complaint to join the Public Employees Insurance Agency Financial Board as a party plaintiff. In May 1995, the trial court dismissed eight of the ten counts of the complaint for lack of standing. In October 1995, the court issued a final order entering judgment on behalf of defendants. On February 15, 1996, the Attorney General filed a Petition for Appeal with the Supreme Court of Appeals of West Virginia from the October 1995 order, requesting that the court reverse the trial court's ruling that the Attorney General does not have the authority to pursue the common-law and declaratory judgment counts of the complaint. Oral argument has been scheduled for May 30, 1996.

    On February 6, 1996, in the Morales case described in Note 15, plaintiffs, including PM Inc., amended their complaint to include a request for a declaration that the Attorney General has no authority to enter into contingent fee agreements with private attorneys. On February 23, 1996, plaintiffs, including PM Inc., filed a motion for partial summary judgment on counts I and II of their amended complaint (which request, respectively, a declaration that the Attorney General has no authority under Texas law to seek reimbursement of Medicaid expenditures from plaintiffs outside of the assignment/subrogation remedy provided by statute, and a declaration that the assignment/subrogation remedy is the exclusive remedy for recovery of Medicaid expenditures from third parties).

   On February 1, 1996, plaintiff in the Commonwealth of Massachusetts case described in Note 15 served a motion to remand the action to the state court in which it was originally filed. The motion to remand was orally argued on February 26, 1996.

    On February 16, 1996, in the action against the Governor of the State of Maryland described in Note 15, the plaintiffs, including PM Inc., filed a motion for summary judgment on the grounds that any contingent fee contract between the Attorney General of Maryland and private attorneys to be appointed assistant counsel for the State and compensated in such a manner is invalid under Maryland law. On February 23, 1996, defendants filed a motion to dismiss or, in the alternative, for summary judgment, arguing that plaintiffs have no standing to assert the challenges they make in the complaint and that the Attorney General has the power under Maryland law to retain contingency fee counsel.

    On March 13, 1996, an action was filed in Louisiana state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of Louisiana seeking reimbursement of Medicaid and other expenditures claimed to have been made to treat eligible citizens of the State of Louisiana for diseases allegedly caused by cigarette smoking. Ieyoub, et al. v. The American Tobacco Company, et al., 14th Judicial District Court, Parish of Calcasieu, Louisiana, Case No. 96-1209. Plaintiff asserts various claims under Louisiana law and seeks an injunction prohibiting the sale of cigarettes to minors, an unspecified amount of compensatory damages for past and future health care expenditures by the State, an unspecified amount of punitive damages, attorneys' fees, and prejudgment and legal interest. The Company has not yet received service of the complaint.

    On March 18, 1996, plaintiff in the Netherland case described in Note 15 filed a motion to amend the complaint. The proposed amendment would add a manufacturer of packaging materials as a defendant and would seek to expand the proposed class from individuals in the State of Louisiana to all persons in the United States who were allegedly injured by cigarettes subject to the product recall announced by PM Inc. in May 1995. PM Inc. has filed a motion to strike all class allegations.

    On March 5, 1996, plaintiffs in the Tijerina case described in Note 15 filed an amendment to the complaint which limits the proposed class to all people who have purchased and smoked within the State of Texas certain filtered products manufactured by PM Inc.

    In August 1995, the trial court in the Lawrence case described in Note 15 granted plaintiffs' motion for class certification and, in December 1995, the court denied defendants' motion to amend the court's class certification order to permit the Company to take an interlocutory appeal from that order to the United States Court of Appeals for the Second Circuit. On February 8, 1996, the Company filed a Petition for Writ of Mandamus with the United States Court of Appeals for the Second Circuit requesting the Court of Appeals to direct the trial court to withdraw its order granting class certification.

   The Company and each of its subsidiaries named as a defendant believes, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended. It is not possible to predict the outcome of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation and the possible commencement of additional litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                                  -------------

Executive Officers of the Company

   The following are the executive officers of the Company as of March 1, 1996:

       Name                                        Office                                            Age
       ----                                        ------                                            ----
Geoffrey C. Bible..........  Chairman of the Board and Chief Executive Officer                       58
Murray H. Bring............  Executive Vice President, External Affairs and General Counsel          61
Bruce S. Brown.............  Vice President, Taxes                                                   56
Louis C. Camilleri.........  President and Chief Executive Officer of Kraft Foods International      41
Katherine P. Clark.........  Vice President and Controller                                           47
Dinyar S. Devitre..........  Senior Vice President, Corporate Planning                               48
Lawrence A. Gates..........  Senior Vice President, Human Resources and Administration               58
Marc S. Goldberg...........  Senior Vice President, Worldwide Operations and Technology              52
G. Penn Holsenbeck.........  Vice President, Associate General Counsel and Secretary                 49
James M. Kilts.............  Executive Vice President, Worldwide Food                                48
George R. Lewis............  Vice President and Treasurer                                            54
John N. MacDonough.........  Chairman and Chief Executive Officer of Miller                          52
James J. Morgan............  President and Chief Executive Officer of PM Inc.                        53
Robert S. Morrison.........  Chairman and Chief Executive Officer of Kraft                           53
Steven C. Parrish..........  Senior Vice President, Corporate Affairs                                45
Hans G. Storr..............  Executive Vice President and Chief Financial Officer; Chairman          64
                                and Chief Executive Officer of PMCC
William H. Webb............  President and Chief Executive Officer of Philip Morris International    56

   All of the above-mentioned officers, with the exception of Messrs. Holsenbeck and MacDonough, have been employed by the Company in various capacities during the past five years. Mr. Holsenbeck was elected to his current position with the Company in January 1995. Previously, Mr. Holsenbeck held various positions with Bethlehem Steel Corporation, including Secretary and Deputy General Counsel from 1992 to January 1995, Assistant General Counsel from 1985 to 1992, and Assistant Secretary from 1983 to 1992. Mr. MacDonough was Executive Vice President, Marketing, of Anheuser-Busch International, Inc., from 1991 until September 1992, when he became President and Chief Operating Officer of Miller. He assumed his current position in August 1993.

                                    PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters.

   The information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" on page 46 of the Company's 1995 Annual Report and made a part hereof.

Item 6. Selected Financial Data.

   The information called for by this Item is hereby incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 26 of the Company's 1995 Annual Report and made a part hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19-25 of the Company's 1995 Annual Report and made a part hereof.

Item 8. Financial Statements and Supplementary Data.

   The information called for by this Item is hereby incorporated by reference to the Company's 1995 Annual Report as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 46 and in the Index to Consolidated Financial Statements and Schedules (see Item 14) and made a part hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

   Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by Items 10, 11, 12 and 13 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 25, 1996, and made a part hereof.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


   (a) Index to Consolidated Financial Statements and Schedules


                                                                         Reference
                                                                ----------------------------
                                                                   Form 10-K     1995 Annual
                                                                 Annual Report     Report
                                                                      Page          Page
                                                                 ------------   ------------
Data incorporated by reference to the Company's 1995
   Annual Report:
      Consolidated Balance Sheets at December 31, 1995 and
         1994 ................................................         --            28-29
      Consolidated Statements of Earnings for the years ended
         December 31, 1995, 1994 and 1993 ....................         --              30
      Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 1995, 1994 and 1993 ........         --              32
      Consolidated Statements of Cash Flows for the years
         ended December 31, 1995, 1994 and 1993 ..............         --            30-31
      Notes to Consolidated Financial Statements .............         --            33-46
      Report of Independent Accountants.......................         --              47
Data submitted herewith:
      Report of Independent Accountants.......................        S-1              --
      Financial Statement Schedule--Valuation and
         Qualifying Accounts .................................        S-2              --

   Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.


   (b) Reports on Form 8-K: No Current Reports on Form 8-K were filed during the last quarter of the period for which this Report is filed. Subsequent to the last quarter of the period for which this Report is filed, the Company filed its Current Report on Form 8-K dated February 1, 1996.



   (c) The following exhibits are filed as part of this Report (Exhibit Nos. 10.3-10.26 are management contracts, compensatory plans or arrangements):


 1.1.        Form of Underwriting Agreement, including form of terms agreement. (1)
 1.2.        Form of First Amendment to Selling Agency Agreement. (2)
 3.1.        Restated Articles of Incorporation of the Company.
 3.2.        By-Laws, as amended, of the Company. (3)
 4.1.        Plan of Exchange and Articles of Incorporation. (4)
 4.8.        Indenture dated as of August 1, 1990 between the Company and Chemical Bank, Trustee. (5)
 4.9.        First Supplemental Indenture dated as of February 1, 1991 to Indenture dated as of August 1, 1990 between the Company and Chemical Bank, Trustee. (6)
4.10.        Second Supplemental Indenture dated as of January 21, 1992 to Indenture dated as of August 1, 1990 between the Company and Chemical Bank, Trustee. (7)
4.11.        5-Year Loan and Guaranty Agreement dated as of October 26, 1995 among the Company, the Banks named therein and Citibank, N.A., as Agent.
10.3.        Financial Counseling Program of PM Inc. and the Company. (8)
10.4.        Philip Morris Benefit Equalization Plan, as amended. (8)




 10.5.       Amendments, as of October 25, 1989, to the Philip Morris Benefit Equalization Plan, as amended. (9)
 10.6.       Automobile Policy of PM Inc. and the Company. (8)
 10.9.       1982 Stock Option Plan, as amended. (8)
10.10.       The Philip Morris 1987 Long Term Incentive Plan, as amended.(10)
10.12.       Form of Executive Master Trust between the Company, Chemical Bank and Handy
             Associates. (9)
10.13.       Agreement, dated October 12, 1987, between the Company and Murray H. Bring, as amended. (2)
10.14.       Agreement, dated November 1, 1989, between the Company and Murray H. Bring. (9)
10.15.       Agreement, dated March 8, 1989, between the Company and James M. Kilts. (9)
10.20.       Form of Employment Agreement between the Company and its executive officers. (9)
10.22.       Supplemental Management Employees' Retirement Plan of the Company, as amended. (10)
10.23.       The Philip Morris 1992 Incentive Compensation and Stock Option Plan. (11)
10.24.       1992 Compensation Plan for Non-Employee Directors, as amended.
10.25.       Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996.
10.26.       Form of Employee Grantor Trust Enrollment Agreement.
12.          Statements re computation of ratios. (1)
13.          Pages 19-47 of the Company's 1995 Annual Report, but only to the extent set forth in Items 1, 5, 6,
             7, 8 and 14 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company's 1995 Annual Report is not to be deemed "filed" as part of this Report.
21.          Subsidiaries of the Company.
23.          Consent of independent accountants.
24.          Powers of attorney.

----------
 (1) Incorporated by reference to the Company's Current Report on Form 8-K dated February 1, 1996.
 (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
 (3) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-59109) dated May 4, 1995.
 (4) Incorporated by reference to the Company's Registration Statement on Form S-14 (No. 2-96149) dated March 1, 1985.
 (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990.
 (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991.
 (7) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992.
 (8) Incorporated by reference to the Company's Registration Statement on Form 8-B (No. 1-8940) dated July 1, 1985.
 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.
(11) Incorporated by reference to the Company's Proxy Statement in connection with its annual meeting of stockholders held on April 23, 1992, filed on March 12, 1992.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PHILIP MORRIS COMPANIES INC.


Date: March 27, 1996                  By:     /s/      GEOFFREY C. BIBLE
                                         -------------------------------------
                                                       (Geoffrey C. Bible,
                                                       Chairman of the Board)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                   Signature                                 Title                   Date
                   ---------                                 -----                   ----
     /s/    GEOFFREY C. BIBLE                       Director, Chairman of the    March 27, 1996
---------------------------------------------          Board and Chief
            (Geoffrey C. Bible)                        Executive Officer

     /s/    HANS G. STORR                            Director, Executive Vice    March 27, 1996
---------------------------------------------          President and Chief
            (Hans G. Storr)                            Financial Officer

     /s/    KATHERINE P. CLARK                       Vice President and          March 27, 1996
---------------------------------------------          Controller
            (Katherine P. Clark)

*ELIZABETH E. BAILEY, MURRAY H. BRING, HAROLD
         BROWN, WILLIAM H. DONALDSON, JANE
         EVANS, ROBERT E. R. HUNTLEY, RUPERT
         MURDOCH, JOHN D. NICHOLS, RICHARD D.
         PARSONS, ROGER S. PENSKE, JOHN S.
         REED, STEPHEN M. WOLF,                       Directors

*By: /s/    HANS G. STORR                                                        March 27, 1996
     ----------------------------------------
            (Hans G. Storr
            Attorney-in-fact)


                       REPORT OF INDEPENDENT ACCOUNTANTS


   Our report on our audits of the consolidated financial statements of Philip Morris Companies Inc. has been incorporated by reference in this Form 10-K from the 1995 annual report to stockholders of Philip Morris Companies Inc. and appears on page 47 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14(a) on page 17 of this Form 10-K.


   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                              /s/ Coopers & Lybrand L.L.P.
                                              COOPERS & LYBRAND L.L.P.

New York, New York
January 29, 1996

                PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 1995, 1994 and 1993
                                (in millions)



                 Col. A                                       Col. B             Col. C             Col. D        Col. E
                 ------                                      --------     -----------------------  -------       ---------
                                                                                Additions
                                                                          -----------------------
                                                             Balance at    Charged to   Charged to               Balance at
                                                             Beginning     Costs and      Other                    End of
                 Description                                 of Period      Expenses     Accounts  Deductions      Period
                 -----------                                 ----------    ------------  --------  ----------   ----------
                                                                                          (a)          (b)

1995:
CONSUMER PRODUCTS:
 Allowance for discounts ...............................        $ 15         $551        $ --         $554         $ 12
 Allowance for doubtful accounts .......................         168           35         (12)          28          163
 Allowance for returned goods ..........................           4           40          --           41            3
                                                                ----         ----        -----        ----         ----
                                                                $187         $626        $(12)        $623         $178
                                                                ====         ====        =====        ====         ====
FINANCIAL SERVICES AND REAL ESTATE:
 Provision for losses ..................................        $104         $ --        $ --          $ 3         $101
                                                                ====         ====        =====         ===         ====
1994:
CONSUMER PRODUCTS:
 Allowance for discounts..................................      $ 18         $538        $  --        $541         $ 15
 Allowance for doubtful accounts..........................       153           38            8          31          168
 Allowance for returned goods.............................         4          100           --         100            4
                                                                ----         ----        -----        ----         ----
                                                                $175         $676        $   8        $672         $187
                                                                ====         ====        =====        ====         ====
FINANCIAL SERVICES AND REAL ESTATE:
 Provision for losses.....................................      $ 94         $ 10        $ --         $ --         $104
                                                                ====         ====        =====        ====         ====
1993:
CONSUMER PRODUCTS:
 Allowance for discounts ..................................     $ 23         $572        $ --         $577         $ 18
 Allowance for doubtful accounts...........................      157           35            2          41          153
 Allowance for returned goods .............................        7          134          --          137            4
                                                                ----         ----        -----        ----         ----
                                                                $187         $741        $   2        $755         $175
                                                                ====         ====        =====        ====         ====
FINANCIAL SERVICES AND REAL ESTATE:
 Provision for losses ....................................      $ 94         $ --        $ --         $ --         $ 94
                                                                ====         ====        =====        ====         ====

-----------
Notes:
  (a) Related to divestitures, acquisitions and currency translation.
  (b) Represents charges for which allowances were created.