Form 10-Q
period 1996-03-31
PHILIP MORRIS COMPANIES INC
filed 1996-05-15
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                          Commission file number 1-8940

                          Philip Morris Companies Inc.

- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                           13-3260245
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   120 Park Avenue, New York, New York                        10017
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (212)  880-5000

                                                  ------------------------------

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X   No
                                          -----    -----

         At April 30, 1996, there were 826,031,953 shares outstanding of the registrant's common stock, par value $1 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                                                           Page No.
PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited).

              Condensed Consolidated Balance Sheets at
                     March 31, 1996 and December 31, 1995                                                    3 - 4

              Condensed Consolidated Statements of Earnings for the
                     Three Months Ended March 31, 1996 and 1995                                              5

              Condensed Consolidated Statements of Stockholders'
                     Equity for the Year Ended December 31, 1995
                     and the Three Months Ended March 31, 1996                                               6

              Condensed Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 1996 and 1995                                              7 - 8

              Notes to Condensed Consolidated Financial Statements                                           9 - 21

Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                   22 - 31

PART II -     OTHER INFORMATION

Item 1.       Legal Proceedings.                                                                            32

Item 4.       Submission of Matters to a Vote of Security Holders.                                          32

Item 6.       Exhibits and Reports on Form 8-K.                                                             33

Signature                                                                                                   34

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                           March 31,   December 31,
                                                             1996          1995
                                                           ---------   -----------
ASSETS
CONSUMER PRODUCTS
  Cash and cash equivalents                                 $   680      $ 1,138
  Receivables, net                                            5,109        4,508

  Inventories:
    Leaf tobacco                                              3,586        3,332
    Other raw materials                                       1,890        1,721
    Finished product                                          3,071        2,809
                                                            -------      -------
                                                              8,547        7,862

  Other current assets                                        1,364        1,371
                                                            -------      -------
    Total current assets                                     15,700       14,879

  Property, plant and equipment, at cost                     19,054       18,601
    Less accumulated depreciation                             7,778        7,485
                                                            -------      -------
                                                             11,276       11,116
  Goodwill and other intangible assets
    (less accumulated amortization of
     $4,017 and $3,873)                                      19,200       19,319

  Other assets                                                2,973        2,866
                                                            -------      -------
    Total consumer products assets                           49,149       48,180

FINANCIAL SERVICES AND REAL ESTATE
  Finance assets, net                                         4,975        4,991
  Real estate held for development and sale                     323          339
  Other assets                                                  305          301
                                                            -------      -------
    Total financial services and
      real estate assets                                      5,603        5,631
                                                            -------      -------
      TOTAL ASSETS                                          $54,752      $53,811
                                                            =======      =======


            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                        March 31,      December 31,
                                                          1996            1995
                                                        --------       -----------
LIABILITIES
CONSUMER PRODUCTS
  Short-term borrowings                                  $   175         $   122
  Current portion of long-term debt                        1,978           1,926
  Accounts payable                                         2,352           3,364
  Accrued marketing                                        2,031           2,114
  Accrued taxes, except income taxes                       1,640           1,075
  Other accrued liabilities                                3,360           3,701
  Income taxes                                             1,754           1,137
  Dividends payable                                          831             834
                                                         -------         -------
    Total current liabilities                             14,121          14,273

  Long-term debt                                          13,206          12,324
  Deferred income taxes                                      369             356
  Accrued postretirement health care costs                 2,303           2,273
  Other liabilities                                        5,679           5,643
                                                         -------         -------
    Total consumer products liabilities                   35,678          34,869

FINANCIAL SERVICES AND REAL ESTATE
  Short-term borrowings                                      406             671
  Long-term debt                                             950             783
  Deferred income taxes                                    3,371           3,382
  Other liabilities                                          177             121
                                                         -------         -------
    Total financial services and
      real estate liabilities                              4,904           4,957
                                                         -------         -------

    Total liabilities                                     40,582          39,826

Contingencies (Note 2)

STOCKHOLDERS' EQUITY
  Common stock, par value $1.00 per share
    (935,320,439 shares issued)                              935             935
  Earnings reinvested in the business                     20,507          19,779
  Currency translation adjustments                           449             467
                                                         -------         -------
                                                          21,891          21,181
    Less cost of repurchased stock
      (109,288,486 and 104,150,433 shares)                 7,721           7,196
                                                         -------         -------
    Total stockholders' equity                            14,170          13,985
                                                         -------         -------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                             $54,752         $53,811
                                                         =======         =======



           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                       For the Three Months Ended
                                                              March 31,
                                                       --------------------------

                                                          1996           1995
                                                        -------        --------
Operating revenues                                      $17,491        $ 16,517

Cost of sales                                             6,745           6,833

Excise taxes on products                                  3,757           3,217
                                                        -------        --------
         Gross profit                                     6,989           6,467

Marketing, administration and research costs              3,913           3,673

Amortization of goodwill                                    147             146
                                                        -------        --------
         Operating income                                 2,929           2,648

Interest and other debt expense, net                        277             318
                                                        -------        --------
         Earnings before income taxes
           and cumulative effect of
           accounting changes                             2,652           2,330

Provision for income taxes                                1,087             967
                                                        -------        --------

         Earnings before cumulative effect
           of accounting changes                          1,565           1,363

Cumulative effect of changes in method of
   accounting                                              --               (28)
                                                        -------        --------

         Net earnings                                   $ 1,565        $  1,335
                                                        =======        ========

Weighted average number of shares                           830             850
                                                        =======        ========
Per share data:
   Earnings before cumulative effect of
     accounting changes                                 $  1.89        $   1.60

   Cumulative effect of changes in
     method of accounting                                  --              (.03)
                                                        -------        --------

   Net earnings                                         $  1.89        $   1.57
                                                        =======        ========
   Dividends declared                                   $  1.00        $   .825
                                                        =======        ========


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1995 and
                      the Three Months Ended March 31, 1996
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                Earnings                                             Total
                                                                Reinvested       Currency          Cost of           Stock-
                                                 Common         in the           Translation       Repurchased       holders'
                                                 Stock          Business         Adjustments       Stock             Equity
                                                 ------         ----------       -----------       --------          --------
Balances, January 1, 1995                        $  935          $17,489           $ (47)          $(5,591)         $12,786

Net earnings                                                       5,450                                              5,450
Exercise of stock options
  and issuance of other stock
  awards                                                             (77)                              470              393
Cash dividends declared
  ($3.65 per share)                                               (3,065)                                            (3,065)
Redemption of stock rights                                            (9)                                                (9)
Currency translation adjustments                                                     514                                514
Stock repurchased                                                                                   (2,075)          (2,075)
Net unrealized depreciation
  on securities                                                       (9)                                                (9)
                                                 ------          -------          ------           -------          -------

    Balances, December 31, 1995                     935           19,779             467            (7,196)          13,985


Net earnings                                                       1,565                                              1,565
Exercise of stock options
  and issuance of other stock
  awards                                                             (23)                              160              137
Cash dividends declared
  ($1.00 per share)                                                 (829)                                              (829)
Currency translation adjustments                                                     (18)                               (18)
Stock repurchased                                                                                     (685)            (685)
Net unrealized appreciation
  on securities                                                       15                                                 15
                                                 ------          -------          ------           -------          -------

    Balances, March 31, 1996                     $  935          $20,507          $  449           $(7,721)         $14,170
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

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                              --------------------------

                                                                                1996            1995
                                                                               -------         -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                                               $ 1,538         $ 1,314
             - Financial services and real estate                                   27              21
                                                                               -------         -------
        Net earnings                                                             1,565           1,335
Adjustments to reconcile net earnings to
  operating cash flows:
CONSUMER PRODUCTS
  Depreciation and amortization                                                    421             432
  Deferred income tax provision                                                     29              82
  Cumulative effect of accounting changes                                         --                46
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                                              (604)           (727)
    Inventories                                                                   (467)           (132)
    Accounts payable                                                            (1,021)         (1,133)
    Income taxes                                                                   635             440
    Other working capital items                                                    (92)            (42)
  Other                                                                            103              17
FINANCIAL SERVICES AND REAL ESTATE
  Deferred income tax (benefit) provision                                          (22)             23
  (Increase) decrease in real estate receivables                                    (6)             19
  Decrease (increase) in real estate held for
    development and sale                                                            16              (1)
  Other                                                                             57              48
                                                                               -------         -------
        Net cash provided by operating activities                                  614             407

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

CONSUMER PRODUCTS
  Capital expenditures                                                            (316)           (308)
  Purchases of businesses, net of acquired cash                                   (254)             (5)
  Proceeds from sales of businesses                                                 21             691
  Other                                                                             24             (45)
FINANCIAL SERVICES AND REAL ESTATE
  Investments in finance assets                                                    (26)            (26)
  Proceeds from finance assets                                                      63              38
                                                                               -------         -------
        Net cash (used in) provided by
          investing activities                                                    (488)            345
                                                                               -------         -------
        Net cash provided by operating and
          investing activities                                                 $   126         $   752
                                                                               -------         -------



            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                     For the Three Months Ended
                                                             March 31,
                                                     --------------------------

                                                        1996            1995
                                                       -------         -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

CONSUMER PRODUCTS
  Net issuance of short-term borrowings                $   827         $ 732
  Long-term debt proceeds                                  417            19
  Long-term debt repaid                                   (286)         (101)
FINANCIAL SERVICES AND REAL ESTATE
  Net repayment of short-term borrowings                  (265)         (194)
  Long-term debt proceeds                                  170          --

Repurchase of outstanding stock                           (716)         (478)
Dividends paid                                            (832)         (706)
Issuance of shares                                         101            53
                                                       -------         -----
      Net cash used in
        financing activities                              (584)         (675)

Effect of exchange rate changes on cash and
  cash equivalents                                        --              (4)
                                                       -------         -----
Cash and cash equivalents:
  (Decrease) increase                                     (458)           73

  Balance at beginning of period                         1,138           184
                                                       -------         -----

  Balance at end of period                             $   680         $ 257
                                                       =======         =====



           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Accounting Policies:
- -----------------------------

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

        These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's annual report to stockholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        Balance sheet accounts are segregated by two broad types of business. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services and real estate assets and liabilities are unclassified, in accordance with respective industry practices.


Note 2.  Contingencies:
- -----------------------

       Legal proceedings covering a wide range of matters are pending in various U.S. and foreign jurisdictions against the Company and its subsidiaries, including Philip Morris Incorporated ("PM Inc."), a wholly-owned subsidiary of the Company.

       In certain of the proceedings pending against PM Inc. and, in some cases, the Company and/or certain of its other subsidiaries, plaintiffs allege injury resulting from cigarette smoking, "addiction" to cigarette smoking or exposure to environmental tobacco smoke ("ETS") and seek compensatory and, in some cases, punitive damages. As of March 31, 1996, there were 156 such smoking and health cases pending in the United States. Of these cases, 126 were filed in the state of Florida and served between April 28, 1995 and March 31, 1996. One hundred thirty-nine of the smoking and health cases pending as of March 31, 1996, four of which purport to be class actions, involve allegations of various injuries allegedly related to cigarette smoking. Ten of the smoking and health cases, including one that purports to be a class action, involve allegations of various personal injuries allegedly related to exposure to ETS. Seven of the cases pending as of March 31, 1996, involve states that have commenced actions seeking reimbursement for Medicaid and other expenditures to treat diseases allegedly caused by cigarette smoking. In addition, a purported class action involving allegations of various personal injuries allegedly related to cigarette smoking is pending in Canada against, among others, an entity in which the Company has a 40% indirect ownership interest, and another such action is pending in Brazil against a subsidiary of the Company, among others. In addition, there is one purported class action pending involving allegations of defective filtered tobacco products, which arose out of the recall of certain of PM Inc.'s products. There are also three lawsuits pending, including one which purports to be a class action, in which plaintiffs have alleged that PM Inc. failed to manufacture a fire-safe cigarette.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

       The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices and consumer protection laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations or repose, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Act"). In June 1992, the United States Supreme Court held that the Act, as enacted in 1965, does not preempt common law damage claims but that the Act, as amended in 1969, preempts claims arising after 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court also held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislation to eliminate the federal preemption defense, proposed in Congress in recent years, were to be enacted. It is not possible to predict whether any such legislation will be enacted.

       A description of certain pending class action and state Medicaid litigation follows.


                   SMOKING AND HEALTH CLASS ACTION LITIGATION
                   ------------------------------------------

       In 1991, a purported class action was filed in Florida state court against the leading United States cigarette manufacturers, in which certain flight attendants, claiming to represent a class of approximately 60,000 individuals, alleged personal injury caused by exposure to ETS aboard aircraft. Broin, et al. v. Philip Morris Incorporated, et al., Circuit of the Eleventh Judicial Circuit in and for Dade County Florida, Case No. 91 - 49738 - CA - 20. In December 1994, the trial court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to second hand cigarette smoke in airline cabins." In January 1996, the Florida Third District Court of Appeal affirmed the trial court's class certification decision, and on May 10, 1996, it denied defendants' motions for rehearing, rehearing en banc and certification of the case to the Florida Supreme Court. PM Inc. has announced that it intends to seek review of the class certification decision by the Florida Supreme Court.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

       In May 1994, an action was filed in Florida state court against the leading United States tobacco manufacturers and others, including the Company, by plaintiffs alleging injury and purporting to represent a class of certain smokers, certain former smokers and their heirs. Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, Case No. 94-08273-CA-20. Subsequently, the Company was voluntarily dismissed from this action, which otherwise continues against the tobacco manufacturers, including PM Inc. In October 1994, the trial court granted plaintiffs' motion for class certification. The class, as certified, comprised "all United States citizens and residents and their survivors who have...suffered, presently suffer, or who have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine." In January 1996, the Florida Third District Court of Appeal affirmed the trial court's class certification order, with the modification that the subject class be restricted to Florida citizens and residents rather than United States citizens and residents. The Florida Third District Court of Appeal, on May 10, 1996, denied defendants' motions for rehearing and rehearing en banc but issued no order on defendants' motion for certification of the case to the Florida Supreme Court. PM Inc. has announced that it intends to seek review of the class certification decision by the Florida Supreme Court. In March 1996, plaintiffs notified the trial court that they believed that the case is ready to be set for trial and thereafter defendants filed a joint opposition to the notice of trial.

       In March 1994, an action was filed in federal court in Louisiana against the leading United States cigarette manufacturers and others, including the Company, seeking certification of a purported class action on behalf of all United States residents who allege that they are addicted, or are the legal survivors of persons who were addicted, to tobacco products. Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, Case No. 94-1044. Plaintiffs allege that the cigarette manufacturers concealed and/or misrepresented information regarding the addictive nature of nicotine and manipulated the levels of nicotine in their tobacco products to make such products addictive. In February 1995, the court conditionally certified the class for certain issues including fraud, breach of warranty, intentional tort, negligence, strict liability, consumer protection and punitive damages. However, the court declined to certify a class on the issues of injury in fact, causation, reliance, compensatory damages, certain affirmative defenses and on plaintiffs' claim for medical monitoring. Defendants, including the Company, asked the court to certify its class certification decision for immediate appeal to the United States Court of Appeals for the Fifth Circuit. The court granted that request and, on April 2, 1996, the Court of Appeals heard oral argument on the appeal.

       In March 1994, an action was filed in Alabama state court against three leading United States cigarette manufacturers, including PM Inc. Defendants subsequently removed the case to federal court. Lacey, et al. v. Lorillard Tobacco Company, Inc. et al., United States District Court, Northern District of Alabama, Jasper Division, Civil Action No. CV94-B-0901-J. Plaintiffs, claiming to represent all smokers who have smoked or are smoking cigarettes sold by defendants in the State of Alabama, seek compensatory and punitive damages not to exceed $48,500 per each class member as well as injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes.

       On May 3, 1996, an action was filed in Indiana state court against the leading United States cigarette manufacturers and others, including the Company, by plaintiffs seeking certification of a purported class action on behalf of all Indiana residents who allege that they are dependent on nicotine, and who have purchased and smoked cigarettes manufactured by defendant manufacturers from January 1, 1940, or are the legal heirs, survivors or representatives of these allegedly nicotine dependent cigarette smokers. Norton, et al. v. RJR Nabisco Holdings Corporations, et al., Madison Superior Court, County of Madison, State of Indiana, Case No. 48D01-9605-CP-0271.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

       In February 1995, Rothman's, Benson & Hedges, Inc. (in which the Company, through subsidiaries, owns a 40% interest) was served with a statement of claim commencing a purported class action in the Ontario Court of Justice, Toronto, Canada, against Imperial Tobacco Limited, RJR-MacDonald Inc., and Rothman's, Benson & Hedges. LeTourneau v. Rothman's et al., Ontario Court of Justice, Toronto, Canada. Court File No. 95-CU-82186. The lawsuit seeks damages in the amount of $1,000,000 per class member and punitive and exemplary damages and an order requiring the funding of rehabilitation centers. Plaintiffs seek certification of a class of persons who have suffered loss as a result of their alleged nicotine addiction and their estates and persons with related Family Law Act claims. Defendants have requested a more particular statement of claim prior to delivering their statement of defense. In July 1995, the court granted Mr. LeTourneau's motion to withdraw as a class representative and two new class representatives have been substituted. On April 12, 1996, the Master partially granted and partially denied the defendants' request for a more particular statement of claim. On April 19, 1996, defendants filed an appeal of the Master's order.

       In July 1995, a purported class action on behalf of all Brazilian smokers and former smokers was filed in State Court in Sao Paulo, Brazil, naming Philip Morris Marketing, S.A. ("PM Marketing") as a codefendant. The Smoker Health Defense Association, et al. v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., 19th Lower Civil Court of the Central Courts of the Judiciary District of Sao Paulo, Brazil. Plaintiffs allege that defendants failed to warn that smoking is "addictive" and engaged in misleading advertising. Plaintiffs have obtained an ex-parte order reversing the burden of proof and placing the burden on defendants. PM Marketing has appealed the order and has denied all material allegations in the complaint. In December 1995, the court denied PM Marketing's request for dismissal (which was based on plaintiffs' lack of standing and failure to follow proper filing procedures) as well as its request to seek recusal of the judge assigned to this matter.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


                            STATE MEDICAID LITIGATION
                            -------------------------

       In May 1994, the State of Florida enacted a statute which purports to abolish affirmative defenses in actions brought by the state seeking reimbursement of Medicaid costs. The statute purports in such actions to adopt a market share liability theory, to permit the introduction of statistical evidence to prove causation, and to allow the state not to identify the individual Medicaid recipients who received the benefits at issue in such action. Two lawsuits are presently pending relating to the statute: (1) In June 1994, PM Inc. and others filed suit in Florida state court challenging the constitutionality of the statute. Associated Industries of Florida, Inc., et al.
v. State of Florida Agency for Health Care Administration, et al., Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, Case No. 94-3128. In June 1995, the court declared certain parts of the statute to be unconstitutional, declared other parts to be constitutional and held that the statute could be applied only to conduct occurring after the date of its enactment in 1994. The court also declared that the agency charged with enforcing the statute was unconstitutional. In July 1995, the State of Florida appealed the ruling to the Florida Supreme Court and PM Inc. then cross-appealed. The Florida Supreme Court heard oral arguments on the appeal in November 1995 and took the matter under advisement; (2) In February 1995, the State of Florida filed an action in Florida state court against the tobacco industry under the statute, attempting to recover certain Medicaid costs and seeking certain injunctive relief (including an injunction prohibiting the sale of cigarettes to minors), the funding of certain programs and the disgorging of profits from the sale of cigarettes in Florida. The State of Florida, et al. v. The American Tobacco Company, et al., Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. CL 95 1466 AO. The action was subsequently stayed by the trial court pending further order of the court. In October 1995, the trial court partially lifted the stay to allow the entry of a case management order and to permit plaintiffs to file a motion seeking permission to take discovery. In March 1996, the trial court partially lifted the stay for the limited purpose of permitting motions to dismiss to be filed. On March 29, 1996, the defendants filed motions to dismiss and oral argument on these motions to dismiss is scheduled for May 28, 1996. In addition to these two lawsuits, during the second quarter of 1995, legislation repealing the statute was passed by the Florida legislature and vetoed by the Governor of Florida after the legislature had adjourned. To date, the legislature has not voted on whether to override the Governor's veto.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

       In May 1994, an action was filed in Mississippi state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of Mississippi seeking reimbursement of Medicaid and other expenditures by the State of Mississippi to treat diseases allegedly caused by cigarette smoking. Moore v. The American Tobacco Company, et al., Chancery Court of Jackson County, Mississippi, Case No. 94-1429. Plaintiff also seeks punitive damages and an injunction barring defendants from selling or encouraging the sale of cigarettes to minors. In February 1995, the court granted plaintiff's motion to strike certain of defendants' challenges to the sufficiency of the complaint and denied defendants' motion for judgment on the pleadings. The court subsequently denied defendants' motion for partial summary judgment, which asserted that the Attorney General lacked the authority to bring those claims seeking Medicaid reimbursement. In July 1995, plaintiff filed a motion seeking to preclude defendants, including PM Inc., from asserting their "set off" defenses which seek reduction or elimination of damages based on benefits arising to the state through the sale of cigarettes. That motion is still pending. In February 1996, the Governor of Mississippi filed a Petition for Writ of Mandamus and Prohibition and for Declaratory Judgment with the Mississippi Supreme Court requesting, among other things, that the court issue a Writ of Mandamus and Prohibition requiring the Attorney General to cease and desist from actions for recovery of Medicaid funds until employed and/or directed to do so by the Governor. In February 1996, PM Inc. and other defendants filed a Petition for Writ of Prohibition and/or Mandamus with the Mississippi Supreme Court requesting that the court instruct the trial judge to dismiss those portions of the Attorney General's lawsuit that seek recovery of the Medicaid funds. On March 29, 1996, the trial court issued an order scheduling the case for trial on March 24, 1997. On April 1, 1996, the Mississippi Supreme Court issued an order directing the Attorney General to respond to the Petition for Writ of Mandamus and Prohibition filed by Governor of Mississippi.

       In August 1994, an action was filed in Minnesota state court against the leading United States cigarette manufacturers and others by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota seeking reimbursement of Medicaid and other expenditures by plaintiffs to treat diseases allegedly caused by cigarette smoking. Minnesota, et al. v. Philip Morris Incorporated, et al., Minnesota District Court, Second Judicial District, County of Ramsey, Case No. C1-94-8565. Plaintiffs' asserted causes of action include negligent performance of a voluntary undertaking, violation of Minnesota antitrust laws, violation of consumer protection statutes, restitution, and conspiracy. Plaintiffs also seek injunctive relief, the funding of certain programs, the disgorging of profits from the sale of cigarettes in Minnesota, attorneys' fees and treble damages for the alleged antitrust violations. In August 1995, defendants requested that the Minnesota Supreme Court determine whether Blue Cross and Blue Shield of Minnesota has standing to bring a direct cause of action against defendants to recover alleged increased health care costs. In September 1995, the Supreme Court accepted review of this matter, and oral argument was heard in January 1996.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

       In September 1994, an action was filed in West Virginia state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of West Virginia seeking reimbursement of Medicaid and other expenditures by the State of West Virginia to treat diseases allegedly caused by cigarette smoking. McGraw v. The American Tobacco Company, et al., Circuit Court of Kanawha County, West Virginia, Case No. 94-1707. Plaintiff asserts causes of action for restitution, public nuisance, negligent performance of a voluntary undertaking, fraud, conspiracy and concert of action, aiding and abetting, violation of consumer protection statutes, and violation of the West Virginia Antitrust Act. Plaintiff also seeks certain injunctive relief, including an injunction barring defendants from selling or encouraging the sale of cigarettes to minors, treble damages for alleged antitrust violations, punitive damages and attorneys' fees and prejudgment interest. In December 1994, defendants filed a motion to dismiss, claiming that the Attorney General did not have standing to assert certain counts in the complaint, and separate motions to dismiss the antitrust and consumer fraud counts of the complaint. In addition, the non-manufacturing defendants, including the Company, have moved to dismiss based upon the absence of personal jurisdiction. In October 1995, the court issued a final order dismissing eight of ten counts of the complaint for lack of standing. The court did not rule on the antitrust and consumer fraud counts. In October 1995, the court granted defendants' motion to prohibit prosecution of this case pursuant to a contingent fee agreement with private counsel, ruling that the Attorney General lacked the authority to enter into such an agreement. In February 1996, the Attorney General petitioned the Supreme Court of West Virginia to reverse the trial court's ruling, and oral argument to determine whether the Supreme Court will accept plaintiff's petition is scheduled for May 30, 1996. On May 13, 1996, the trial court allowed the Attorney General to amend the complaint to add the Public Employees' Insurance Agency Finance Board as a plaintiff.

       In November 1995, PM Inc., the other leading United States cigarette manufacturers and the Tobacco Institute filed a lawsuit in federal court in Texas against the Attorney General of the State of Texas, the Health and Human Services Commission of the State of Texas, the Department of Health of the State of Texas, and the Department of Human Services of the State of Texas. Philip Morris Incorporated, et al. v. Dan Morales, Attorney General of the State of Texas, et al., District Court of Travis County, Texas, No. 94-14807. The suit seeks to enjoin a lawsuit, which the Attorney General subsequently filed against plaintiffs (see discussion below), to recover Medicaid costs related to medical conditions allegedly caused by cigarette smoking. The complaint asserts that the lawsuit violates the United States Constitution and federal law as well as the Texas Constitution and Texas statutory and common law. In February 1996, plaintiffs, including PM Inc., amended their complaint to include a request for a declaration that the Attorney General has no authority to enter into contingent fee agreements with private attorneys and filed a motion for partial summary judgment on counts I and II of their amended complaint (which request, respectively, a declaration that the Attorney General has no authority under Texas law to seek reimbursement of Medicaid expenditures from plaintiffs outside of the assignment/subrogation remedy provided by statute, and a declaration that the assignment/subrogation remedy is the exclusive remedy for recovery of Medicaid expenditures from third parties).

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

       On March 28, 1996, an action was filed in federal court in Texas against the leading United States cigarette manufacturers and others, including the Company, by the State of Texas seeking reimbursement of Medicaid and other expenditures by the State of Texas to treat diseases allegedly caused by cigarette smoking. The State of Texas v. The American Tobacco Company, et al., United States District Court, Eastern District of Texas, Civil No. 5-96CV91. Plaintiff asserts causes of action for violations of state and federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act, as well as claims based upon several equitable and common law doctrines. Plaintiff also seeks to enjoin defendants from marketing tobacco products to minors, punitive damages, attorneys' fees, legal fees and prejudgment interest.

       In November 1995, PM Inc., along with four other tobacco manufacturers, commenced an action in federal court in Massachusetts against the Attorney General of Massachusetts seeking declaratory and injunctive relief in connection with, inter alia, the constitutionality of two recently enacted Massachusetts statutory provisions (as construed by the Attorney General). Philip Morris Incorporated, et al. v. Scott Harshbarger, United States District Court, District of Massachusetts, Case No. 95-12574-GAO. The complaint alleges that the Attorney General of Massachusetts had threatened to bring a lawsuit (which was subsequently brought, as discussed below) seeking to recover Medicaid costs against plaintiffs purportedly pursuant to these statutory provisions. The complaint asserts claims based upon the United States Constitution and federal law, as well as certain Massachusetts state constitutional, statutory and common law claims. In December 1995, the Attorney General moved to dismiss the complaint.

       In December 1995, the Commonwealth of Massachusetts filed a complaint in Massachusetts state court against PM Inc. and nine other parties. Defendants subsequently removed the case to federal court. Commonwealth of Massachusetts v. Philip Morris Inc., et al., United States District Court, the District of Massachusetts, Case No. 96-10014-GAD. Plaintiff is seeking reimbursement of Medicaid and other expenditures by the Commonwealth to treat diseases allegedly caused by cigarette smoking and the funding of certain programs. The Commonwealth's complaint asserts five counts: undertaking of special duty, breach of warranty, conspiracy and concert of action, restitution, and unjust enrichment. By letters dated the date of the complaint, the Massachusetts Attorney General advised PM Inc. and certain other parties that the Attorney General intended to add claims under a Massachusetts "Consumer Protection" Act, demanded that $1,372,440,000 be paid, and asserted that if that sum were not paid (or if a reasonable written settlement offer were not made), "double or treble damages, together with interest, costs, and attorneys' fees" could be sought. In February 1996, oral argument was heard on plaintiffs' motion to remand the action to the state court in which it was originally filed.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

       In January 1996, PM Inc., four other leading United States cigarette manufacturers, the Tobacco Institute and a local retailer, commenced an action in Maryland state court against the Governor and Attorney General of the State of Maryland and the Department of Health and Mental Hygiene of Maryland seeking certain declaratory relief. Philip Morris Incorporated, et al. v. Parris N. Glendening, Governor of the State of Maryland, et al., Circuit Court for Talbot County, Maryland, Case No. CG 2829. The action was commenced in response to the Governor and Attorney General's threatened lawsuit, which was subsequently filed on May 1, 1996 (see below), against cigarette manufacturers for recovery of Medicaid and other costs related to medical conditions allegedly caused by cigarette smoking. The complaint seeks a declaration that, under Maryland law, any contingent fee contract between the Attorney General and private attorneys to be appointed assistant counsel for the State and compensated in such a manner is invalid. In February 1996, plaintiffs, including PM Inc., filed a motion for summary judgment. In February 1996, defendants filed a motion to dismiss or, in the alternative, for summary judgment arguing that plaintiffs have no standing to assert the challenges they make in the complaint and that the Attorney General has the power under Maryland law to retain contingency fee counsel. Argument on each of the parties' motions was heard on May 14, 1996.

       On May 1, 1996, the State of Maryland filed an action in Maryland state court against the leading United States cigarette manufacturers and others, including the Company, seeking reimbursement of Medicaid and other expenditures to treat diseases allegedly caused by cigarette smoking. State of Maryland v. Philip Morris Incorporated, et al., Circuit Court for Baltimore City, Maryland, Case No. 96 122017/CL211017. Plaintiff asserts various claims under Maryland law and is seeking an injunction prohibiting defendants from marketing and advertising cigarettes to minors, the funding of certain programs, punitive damages and attorneys' fees. The Company has not yet received service of the complaint.

       In March 1996, an action was filed in Louisiana state court against the leading United States cigarette manufacturers and others, including the Company, by the Attorney General of Louisiana seeking reimbursement of Medicaid and other expenditures to treat diseases allegedly caused by cigarette smoking. Defendants subsequently removed the case to federal court in Louisiana and, on May 10, 1996, plaintiffs made a motion to remand the case back to state court. Ieyoub, et al. v. The American Tobacco Company, et al., United States District Court, Western District of Louisiana, Civil Action No. 96-CV-0908. Plaintiff asserts various claims under Louisiana law and is seeking an injunction prohibiting the sale of cigarettes to minors, punitive damages, attorneys' fees, and prejudgment and legal interest. The Company has not yet received service of the complaint.

       In addition to the foregoing cases, other states have announced they are considering filing Medicaid reimbursement actions.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


                  OTHER TOBACCO RELATED CLASS ACTION LITIGATION
                  ---------------------------------------------

       In June 1995, an action was filed in federal court in Maryland against PM Inc. seeking certification of a purported class consisting of "all persons and estates injured as a result of the defendant's alleged failure to manufacture a fire safe cigarette since 1987." Sacks, et al. v. Philip Morris Inc., United States District Court, District of Maryland, Case No. WMN-95-1840. Plaintiffs allege in their complaint that PM Inc. intentionally withheld and suppressed material information relating to technology to produce a cigarette less likely to cause fires and failed to design and sell its cigarettes using the alleged technology. Causes of action are asserted based on federal and state consumer protection statutes, strict liability, negligence and breach of implied warranties. Compensatory and punitive damages are sought. In September 1995, PM Inc. filed a motion to dismiss the complaint based on plaintiffs' failure to state a claim.

       In May 1995, PM Inc. announced a recall of certain of its products and in June and July four purported class actions relating to the recall were filed. Three of these cases have been dismissed, including the Netherland case on April 15, 1996. Netherland, et al. v. Philip Morris USA, et al., United States District Court, Western District of Louisiana, Monroe Division, Case No. CV95-1249-M; Sansone, et al. v. Hoechst Celanese Corporation, et al., Superior Court of New Jersey, Hudson County, Case No. HUD-L-4342-95; and Walton, et al. v. Philip Morris, Inc., United States District Court, Middle District of Louisiana, Case No. 95-693. The actions alleged, among other things, that PM Inc. sold defective products that caused injury to plaintiffs.

       In September 1995, plaintiffs in the remaining action filed a second amended complaint to change the scope of the complaint to allege that PM Inc. has, for many years, knowingly manufactured filtered products that are defective because they contain "defective filters." Tijerina, et al., v. Philip Morris, Inc., et al., United States District Court, Northern District of Texas, Amarillo Division, Case No. 2-95-CV-120. The second amended complaint purported to be brought on behalf of a class of all persons who have used filtered products manufactured by PM Inc. and who have suffered adverse health effects. In March 1996, plaintiffs further amended their complaint to limit the proposed class to all people who have purchased and smoked within the State of Texas certain filtered products manufactured by PM Inc. Plaintiffs allege that the filters in these products contain hazardous chemicals and that cellulose acetate fibers break away from the filters and are inhaled and ingested by the consumer when the filtered products are used. Plaintiffs further allege that they relied on PM Inc.'s false and fraudulent misrepresentations, made through advertising, regarding the safety of the use of the filters. Motions to dismiss certain of plaintiffs' claims are pending. On April 15, 1996, the court entered an order requiring the case to be ready for trial by August 31, 1996.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


                          OTHER CLASS ACTION LITIGATION
                          -----------------------------

       In April 1993, the Company and certain officers and directors were named as defendants in the first of a number of purported shareholder class actions which were consolidated in the United States District Court for the Southern District of New York. San Leandro Emergency Medical Group Profit Sharing Plan, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case No. 93 Civ. 2131. These lawsuits alleged that the Company violated federal securities laws by making false and misleading statements concerning the effects of discount cigarettes on PM Inc.'s premium tobacco business prior to April 2, 1993, the date upon which PM Inc. announced revisions in its marketing and pricing strategies for its premium and discount brands. In December 1994, defendants' motion to dismiss was granted and the case was dismissed. In January 1996, the United States Court of Appeals for the Second Circuit affirmed the District Court's dismissal of the complaint against the Company, but reinstated a claim of alleged insider trading against one of the individual defendants. On May 3, 1996, the parties submitted to the court a stipulation of dismissal for the remaining claim.

       In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in a complaint filed as a purported class action in federal court in New York. Lawrence, et al. v. Philip Morris Companies Inc., et al., United States District Court, Eastern District of New York, Case No. 94 Civ. 1494 (JG). Plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which defendants allegedly shipped more inventory to customers than was necessary to satisfy market demand. In December 1994, a motion to dismiss by defendants was denied. In August 1995, the court granted plaintiffs' motion for class certification, certifying this action as a class action on behalf of all persons (other than persons associated with defendants) who purchased common stock of the Company during the period July 10, 1991 through April 1, 1993, inclusive, and who held such stock at the close of business on April 1, 1993. In February 1996, the Company filed a Petition for Writ of Mandamus with the United States Court of Appeals for the Second Circuit requesting the Court of Appeals to direct the trial court to withdraw its order granting class certification. On April 2, 1996, the Court of Appeals ordered plaintiffs to respond to the Company's Petition for Writ of Mandamus. On April 29, 1996, an alleged class member noticed his appearance in the trial court and stated that he intended to move to be certified as an additional class representative.

       In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in several purported class actions that were consolidated in the United States District Court in the Southern District of New York. Kurzweil, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case Nos. 94 Civ. 2373
(MBM) and 94 Civ. 2546 (MBM) and State Board of Administration of Florida, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case No. 94 Civ. 6399 (MBM). In those cases, plaintiffs asserted that defendants violated federal securities laws by, among other things, making allegedly false and misleading statements regarding the allegedly "addictive" qualities of cigarettes. In each case, plaintiffs claimed to have been misled by defendants' knowing and intentional failure to disclose material information. In September 1995, the court granted defendants' motion to dismiss the two complaints in their entirety. The court granted plaintiff in the State Board action leave to replead one of its claims. On April 26, 1996, the court entered an order stipulating the dismissal of the State Board's claim.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

       In March 1995, an antitrust action was filed in California state court against four leading United States cereal manufacturers, including the Post Division of Kraft Foods, Inc.("Kraft"), by plaintiffs purporting to represent all California residents who purchased defendants' cereal products for consumption during the four years preceding the date upon which the complaint was filed. McIver, et al. v. General Mills, Inc., et al., Superior Court of the State of California, County of Santa Barbara, Case No. 206666. Plaintiffs seek treble damages and the return of profits resulting from defendants' alleged conspiracy to fix and raise prices of cereal products sold to California consumers. In April 1995, a second purported class action similar to the earlier action was filed in the same court. In August 1995, the two cases were consolidated. In September 1995, the court granted defendants' motions for summary judgment. In December 1995, plaintiffs filed an appeal of that decision with the California Court of Appeals.

       On April 5, 1996, an antitrust action was filed in federal court in Wisconsin against Kraft, the Company's North American food subsidiary, as a purported class action. Stuart et al. v. Kraft Foods, Inc., United States District Court, Eastern District of Wisconsin, Case No. 96-C-391. Plaintiff purports to represent all persons and entities in the United States (excluding governmental entities and political subdivisions) that sold milk and/or bulk cheese directly to Kraft or any of its alleged co-conspirators at any time since January 1, 1988. Plaintiff alleges that defendant engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through its trading activity on the National Cheese Exchange. Plaintiff seeks injunctive and equitable relief and treble damages. Kraft has not yet received service of the complaint.

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

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3.  Recently Adopted Financial Accounting Pronouncements:
- --------------------------------------------------------------

        Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that certain assets be reviewed for impairment and, if necessary, remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption and application of SFAS No. 121 as of January 1, 1996 and for the three months ended March 31, 1996 had no impact on the Company's financial position or results of operations.

        Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which allows companies either to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based method. The Company will continue to use the intrinsic value based method, which generally does not result in compensation cost.

        Effective January 1, 1995, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its non-U.S. retiree benefit plans and SFAS No. 116, "Accounting for Contributions Received and Contributions Made." The adoption of these Statements reduced 1995 net earnings by $21 million ($.02 per share) and $7 million ($.01 per share), respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
- ------------------------------------------------------------------------

CONSOLIDATED OPERATING RESULTS
- ------------------------------

                                                            For the Three Months Ended March 31,
                                      --------------------------------------------------------------------------------
                                             Operating Revenues                               Operating Income
                                      --------------------------------                --------------------------------
                                                                        (in millions)

                                        1996                  1995                     1996                      1995
                                        ----                  ----                     ----                      ----
Tobacco                                  $ 9,146            $ 7,941                   $ 2,084                  $ 1,824

Food                                       7,144              7,459                       948                      933

Beer                                       1,100              1,046                       116                      114

Financial services
  and real estate                            101                 71                        41                       32

Amortization of goodwill                                                                 (147)                    (146)

Unallocated
  corporate expenses                                                                     (113)                    (109)
                                         -------            -------                   -------                  -------

  Total                                  $17,491            $16,517                   $ 2,929                  $ 2,648
                                         =======            =======                   =======                  =======

1996 COMPARED WITH 1995

        Operating revenues for the first three months of 1996 increased $974 million (5.9%) over the comparable 1995 period, primarily due to increases in tobacco, international food and beer revenues, partially offset by the impact of divestitures of North American food businesses. Operating income for the first quarter increased $281 million (10.6%) over the comparable 1995 period, reflecting increases in the tobacco, food and beer segments. Excluding the results of divested food businesses (discussed below in Food--Business Environment), operating revenues and operating income for the first quarter increased $2.0 billion (12.6%) and $309 million (11.8%), respectively, over the comparable 1995 period.

        Currency movements, primarily the Japanese yen and Mexican peso, decreased operating income by $17 million in the first three months of 1996 versus the comparable 1995 period. Although the Company cannot predict future movements in currency rates, it currently estimates that currency movements may continue to have an unfavorable impact on operating income in 1996.

        Interest and other debt expense, net, decreased $41 million (12.9%) in the 1996 first quarter compared to the 1995 first quarter, due primarily to interest income on cash equivalents and lower average outstanding debt during the period.

        Excluding the cumulative effect of accounting changes discussed below, net earnings increased by $202 million (14.8%) in the first quarter of 1996, primarily due to increased operating income ($281 million), which was partially offset by a higher income tax provision ($120 million).

        Excluding the cumulative effect of accounting changes discussed below, earnings per share of $1.89 increased by 18.1% in the first quarter of 1996 over the comparable 1995 period, due to a 14.8% increase in earnings to $1.6 billion and fewer shares outstanding. As a result of the Company's share repurchase program, the weighted average number of shares outstanding decreased to 830 million in the first quarter of 1996 from 850 million in the first quarter of 1995.

        Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its non-U.S. retiree benefit plans and SFAS No. 116, "Accounting for Contributions Received and Contributions Made." The adoption of these Statements reduced 1995 net earnings by $21 million ($.02 per share) and $7 million ($.01 per share), respectively.

       As described in Note 3 to the Condensed Consolidated Financial Statements, effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption and application of SFAS No. 121 and SFAS No. 123 as of January 1, 1996 and for the three months ended March 31, 1996 had no impact on the Company's financial position or results of operations.


OPERATING RESULTS BY BUSINESS SEGMENT
- -------------------------------------
TOBACCO
- -------

                                                            For the Three Months Ended March 31,
                                         -----------------------------------------------------------------------------
                                              Operating Revenues                              Operating Income
                                         ---------------------------                   -------------------------------
                                                                       (in millions)

                                           1996               1995                      1996                    1995
                                           ----               ----                      ----                    ----
Domestic tobacco                         $ 2,834             $2,578                    $  971                  $  874

International tobacco                      6,312              5,363                     1,113                     950

                                         -------             ------                    ------                  ------

  Total                                  $ 9,146             $7,941                    $2,084                  $1,824
                                         =======             ======                    ======                  ======

BUSINESS ENVIRONMENT

         As discussed below, the tobacco industry, including PM Inc., the Company's domestic tobacco subsidiary, and Philip Morris International Inc. ("PMI"), the Company's international tobacco subsidiary, have faced, and continue to face, a number of issues which may adversely affect volume, operating revenues and operating income.

         In the United States, these issues include proposed federal regulatory controls (including, as discussed below, the publication of proposed regulations by the United States Food and Drug Administration (the "FDA") which purport to regulate tobacco products as "drugs" or "medical devices"); actual and proposed excise tax increases; federal, state and local governmental and private restrictions on smoking (including additional restrictions imposed by airlines); new and proposed restrictions on tobacco manufacturing, marketing, advertising (including decisions by certain companies to limit or not accept tobacco advertising) and sales; new and proposed regulations to ban or severely restrict smoking in workplaces and in buildings permitting public access, to require substantial additional health warning and product content information on cigarette packages and in advertising, and to eliminate the tax deductibility of a portion of the cost of tobacco advertising; increased assertions of adverse health effects associated with both smoking and exposure to environmental tobacco smoke (and legislation or other governmental action seeking to ascribe to the industry responsibility and liability therefor); the diminishing social acceptance of smoking; increased pressure from anti-smoking groups; unfavorable press reports; governmental and grand jury investigations; private plaintiff class action litigation; and actions by states seeking Medicaid reimbursement. See Note 2 to the Condensed Consolidated Financial Statements ("Note 2") regarding certain litigation in which the Company and/or its subsidiaries (including PM Inc.) are defendants.

        In August 1995, President Clinton announced, and the FDA initiated, a rule-making proceeding purportedly designed to prevent minors from smoking. In the proposed regulations, the FDA asserted that it has jurisdiction over nicotine as a "drug" and over cigarettes as a "medical device" (a nicotine delivery system) under the provisions of the Food, Drug and Cosmetic Act. The proposed regulations include severe restrictions on the distribution, marketing and advertising of cigarettes and require cigarette manufacturers to fund, in the aggregate, a $150 million-a-year campaign to discourage minors from using tobacco products. In March 1996, the FDA placed in its rulemaking docket statements from three former employees of PM Inc. concerning, according to the FDA Commissioner, "the role of nicotine in the design and manufacture of cigarettes." The period for public comment on the FDA's proposal ended on April 19, 1996. The FDA's assertion of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the current proposed regulations and could adversely affect the volume, operating revenues and operating income of PM Inc. in amounts that cannot be determined. PM Inc. and other domestic cigarette manufacturers and an advertising firm have sued the FDA, seeking a judicial declaration that the FDA has no authority to regulate cigarettes and asking the court to issue an injunction requiring the FDA to withdraw its proposed regulations. Similar suits have been filed against the FDA by manufacturers of smokeless tobacco products, by a trade association of cigarette retailers, and by advertising agency associations. It is not possible to determine the outcome of the FDA regulatory initiative announced by President Clinton or the related litigation.

       A number of foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to control prices, to restrict imports and to discourage cigarette smoking.

       It is not possible to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the advertising, sale or use of cigarettes or to the tobacco industry generally.

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

       On May 15, 1996, PM Inc. announced a plan for comprehensive federal legislation to respond to concerns by the President and others regarding the use of tobacco products by minors. The plan would establish a federal minimum age of 18 for the sale of tobacco products and would ban, restrict or otherwise limit the following among other things: cigarette vending machines; tobacco product brand names, logos, characters and selling messages on non-tobacco-related items such as hats or T-shirts; tobacco product sponsorship of events with significant youth audiences; outdoor advertisements for tobacco products within 1,000 feet of any playground or elementary or secondary school, including outward-facing window display advertising; advertisements for tobacco products in or on trains, buses, subways and taxis, and in terminals, stations, platforms or stops for these vehicles; and advertisements for tobacco products in youth-oriented publications. The plan would restrict youth access to tobacco products by calling for a ban on the sale of single cigarettes or packs with fewer than 20 cigarettes; requiring all tobacco sales to be face-to-face, where proof of age can be verified for anyone appearing to be under age 21; mandating that tobacco products in retail establishments be displayed within the control or line of sight of an employee; banning sampling except in locations where minors are denied access; and requiring retailers and their employees to certify that they understand and will comply with minimum-age laws. To ensure compliance, the plan calls for penalties of up to $50,000 for violations by a tobacco manufacturer. The plan also calls for a $250 million contribution from the tobacco industry (based on market share) over a five-year period to assist the government and others in implementation and enforcement.

       PM Inc. has received requests for information (including, in some cases, grand jury subpoenas or Civil Investigative Demands) in connection with governmental investigations of the tobacco industry. Certain present and former employees of PM Inc. have testified or have been asked to testify in connection with certain of these matters. The investigations are as follows:

       An investigation by the United States Attorney for the Southern District of New York which was initiated following the publication of an article in The New York Times that made allegations about PM Inc. documents and supposedly secret research relating to nicotine;

       An investigation by the United States Department of Justice relating to the possibility of alleged joint activity to restrain competition in the manufacture and sale of cigarettes, including possible joint activity to restrict research and development or product innovations;

       An investigation by the United States Attorney for the Eastern District of New York relating to The Council for Tobacco Research-U.S.A., Inc., a research organization of which PM Inc. is a sponsor;

       An investigation by the United States Department of Justice relating to testimony provided by tobacco industry executives before Congress; and

       An investigation by the United States Attorney for the Eastern District of Virginia relating to Healthy Buildings International, Inc.

       While the outcomes of these investigations cannot be predicted, PM Inc. believes it has acted lawfully.

       In March 1996, Liggett Group, Inc., a United States manufacturer and seller of cigarettes ("Liggett"), announced an agreement to settle the Castano case described in Note 2. The agreement is subject to court approval. Liggett also announced an agreement to settle the Medicaid reimbursement actions brought by the states of Florida, Louisiana, Massachusetts, Mississippi and West Virginia. As part of each settlement, Liggett agreed to comply with certain aspects of the regulations proposed by the FDA, to make certain payments and to cooperate in limited ways with otherwise adverse parties in certain investigations and lawsuits. The terms of the settlements would be available to any other defendant that has a share of the United States domestic cigarette market of less than 30% if it acquires or is acquired by Liggett, and each settlement can be terminated by Liggett upon the occurrence of specified events. Liggett's sales account for approximately 2% of the United States domestic cigarette market. The major cigarette manufacturers in the United States, including PM Inc., have stated that they do not intend to settle any smoking and health litigation and that they will continue to defend all such actions vigorously.

       Since the announcement of the Liggett settlement, Texas and Maryland have filed Medicaid reimbursement actions. Other states have announced they are considering filing similar actions as well.

       In addition to the foregoing, there is litigation pending against the Company and its subsidiaries which is discussed in Note 2. The Company's position with regard to this litigation is set forth therein.

1996 COMPARED WITH 1995

       DOMESTIC TOBACCO. During the first three months of 1996, PM Inc.'s operating revenues increased 9.9% over the comparable 1995 period, due to higher volume ($169 million), pricing ($75 million) and improved product mix ($12 million). Operating income for the 1996 period increased 11.1% from 1995, due to higher volume ($104 million), pricing ($61 million), improved product mix ($12 million) and lower fixed manufacturing expense ($12 million), partially offset by higher marketing, administration and research costs ($92 million).

       The premium and discount segments (based on shipments) accounted for approximately 71.2% and 28.8%, respectively, of domestic cigarette industry volume in the first quarter of 1996, versus approximately 69.4% for the premium segment and 30.6% for the discount segment in the first quarter of 1995.

       PM Inc.'s volume (based on shipments) for the first quarter of 1996 was
53.9 billion units, an increase of 6.7% over 1995, compared with an industry increase of 2.7%, from the comparable period in 1995. PM Inc.'s volume gains were enhanced by a change in trade buying patterns in 1995's first quarter, when distributors reduced their inventories. Second quarter comparisons, however, are expected to be negatively affected by last year's trade buying, when distributors made additional purchases to replenish their inventories and to stock warehouses in advance of the July 4th holiday weekend. Although industry volume grew in the quarter due primarily to the change in trade buying patterns described above, PM Inc. estimates that industry shipments are still declining at their historical long-term average rate of 1% to 2% a year.

       PM Inc.'s market share (based on shipments) for the first quarter of 1996 was 47.8%, an increase of 1.8 share points from the first quarter of 1995. In the premium segment, volume in PM Inc.'s brands increased 8.5%, compared with a 5.4% increase for the industry, resulting in a premium segment share of 56.1%, an increase of 1.6 share points from the first quarter of 1995. Marlboro volume was up 3.6 billion units (11.1%) for a 32.1% share of the total industry, an increase of 2.4 share points from 1995. In the discount segment, PM Inc.'s shipments decreased 1.7%, to 8.8 billion units, in the first quarter of 1996 compared with an industry decline of 3.5%, resulting in a discount segment share of 27.2%, an increase of 0.5 share points from the first quarter of 1995.

       Retail sales data (compiled by the A.C. Nielsen Company) indicate PM Inc. and Marlboro market shares of 48.7% and 32.4%, respectively, in the first quarter of 1996, compared with 47.5% and 30.6%, respectively, in the first quarter of 1995. The market share for PM Inc.'s other premium brands as a group was 9.1% in 1996, up slightly from the comparable period in 1995. In the discount segment, Basic increased its segment share 1.4 points, to 16.7%, in the first quarter of 1996.

       PM Inc. cannot predict change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, market share (based on shipments) or retail market share.

       On April 8, 1996, PM Inc. announced a $2.00 per thousand increase in the price of its premium and discount brands, effective in May 1996. In May 1995, PM Inc. increased the price of its domestic brands by $1.50 per thousand.

       INTERNATIONAL TOBACCO. During the first quarter of 1996, tobacco operating revenues of PMI increased 17.7%, due to higher foreign excise taxes ($497 million, including those for previously unconsolidated subsidiaries), favorable volume/mix ($261 million), price increases ($72 million), currency movements ($62 million) and the consolidation of previously unconsolidated subsidiaries ($57 million). Operating income increased 17.2% due to favorable volume/mix ($147 million), price increases, net of cost increases ($57 million) and the consolidation of previously unconsolidated subsidiaries ($10 million), partially offset by currency movements ($27 million) and higher marketing, administration and research costs ($24 million).

       Total international volume grew 20.1 billion units (12.9%) in the first quarter of 1996 over the comparable 1995 period to 175.9 billion units. Volume advanced in most major markets, including Germany, Italy, France, Spain, the Netherlands, Belgium, Central and Eastern Europe, Turkey, Japan and Korea. Volume continued to decline in Mexico, due to poor economic conditions. Volume in Central Europe includes local brands manufactured by ZPT-Krakow, Poland's largest cigarette manufacturer in which PMI acquired a controlling interest during the quarter. Excluding sales of ZPT-Krakow's local brands, PMI's overall volume during the first quarter of 1996 was 10.8% higher than the comparable 1995 period.

       PMI's market shares also rose in most major markets, with gains recorded in Germany, Italy, Spain, the Netherlands, Belgium, Turkey, Japan, Korea, Singapore, Hong Kong and Australia.

FOOD
- ----

                                                          For the Three Months Ended March 31,
                                          ---------------------------------------------------------------------------
                                              Operating Revenues                             Operating Income
                                          -------------------------                    ------------------------------
                                                                      (in millions)

                                           1996               1995                      1996                    1995
                                           ----               ----                      ----                    ----
North American food                       $4,189             $4,901                    $  685                  $  671

International food                         2,955              2,558                       263                     262

                                          ------             ------                    ------                  ------

  Total                                   $7,144             $7,459                    $  948                  $  933
                                          ======             ======                    ======                  ======

BUSINESS ENVIRONMENT

       Several steps have been taken to build the value of premium brands, reduce costs and increase profitability in the food businesses. Effective January 1995, the North American food business was reorganized to fully integrate the operations of Kraft USA and General Foods USA. The combined organization, named Kraft Foods, Inc. ("Kraft"), has streamlined operations and improved effectiveness and customer response. In December 1995, the international food business was realigned to capitalize on future growth opportunities and reorganized into separate regional units: Western Europe; Northern Europe; Central and Eastern Europe, Middle East and Africa; Asia/Pacific; and Latin America. During 1996, the international food business plans to continue initiatives to realign its portfolio of businesses, focus on higher-margin premium products, reduce costs and grow in new markets.

       During the first quarter of 1996, Kraft Foods sold its Rondele specialty cheese business. In 1995, Kraft Foods sold its bakery and margarine businesses during the fourth quarter, its specialty oils, marshmallows and caramels businesses during the third quarter and substantially all of the distribution businesses of Kraft Foodservice during the first quarter. In addition, several smaller international food businesses were sold in 1995. These divestitures are not expected to have a material effect on Kraft Foods' 1996 earnings or future results of operations.

       During the second half of 1994 and into the first quarter of 1995, both the North American and international food businesses were affected by higher coffee prices due to higher green coffee bean costs, resulting from frosts in Brazil in the second quarter of 1994. Throughout 1995, green coffee bean prices remained volatile, and continued to fluctuate in the first quarter of 1996. Volatile green coffee bean costs significantly affected consumer buying patterns. In some markets, such as Germany, intense price competition among coffee companies continued, reflecting these volatile costs.

1996 COMPARED WITH 1995

       NORTH AMERICAN FOOD. During the first three months of 1996, operating revenues decreased 14.5% from the comparable 1995 period, due primarily to the impact of divestitures ($981 million), partially offset by volume increases in continuing operations ($259 million). Operating income increased 2.1% over the comparable 1995 period, due primarily to volume increases in continuing operations ($139 million), partially offset by higher marketing, administration and research costs ($95 million), and the impact of divestitures ($28 million).

       Excluding operating results of divested businesses, discussed above, North American food operating revenues and operating income increased 6.9% and 6.5%, respectively, in the first quarter of 1996 compared with the comparable 1995 period.

       Volume grew in beverages, on the strength of powdered and ready-to-drink products; ready-to-eat and packaged desserts, due to enhanced marketing efforts and the addition of a shelf-stable pudding product line; frozen pizza, helped by new product introductions; coffee, which reported volume growth in premium products; and processed meats, driven by lunch combinations and cold cuts, both of which were aided by new product introductions. Volume decreased in cereals, reflecting increased promotional spending by market leaders and continued pressure from price brands. In response, Kraft announced on April 15, 1996, a price reduction averaging approximately 20% for all of its ready-to-eat cereals. In Canada, volume increased strongly, and market shares were higher in most of Kraft Canada's retail categories.

       INTERNATIONAL FOOD. Operating revenues for the first quarter of 1996 increased 15.5% over the first quarter of 1995, due primarily to higher volume ($158 million, reflecting an additional selling week in 1996), the consolidation of previously unconsolidated operations in emerging markets ($207 million) and currency movements ($84 million), partially offset by pricing ($42 million, primarily coffee). Operating income during the first quarter of 1996, which included the results from an extra selling week, was essentially even with the comparable 1995 period reflecting higher volume ($69 million), the consolidation of previously unconsolidated operations in emerging markets ($29 million) and currency movements ($9 million), partially offset by pricing ($42 million, related primarily to lower coffee margins in 1996) and higher marketing, administration and research costs ($64 million).

       Coffee volume grew in Western and Northern Europe, reflecting a gradual recovery in consumption in several key markets, particularly in Germany and Sweden. Although volume gains in coffee were realized in the first quarter, volume related earnings gains were not realized due to lower margins, reflecting continued competition. Confectionery, cheese and grocery volumes were higher due primarily to the additional selling week. Price competition in these categories remains intense in Europe. Volume in the emerging markets of Central and Eastern Europe increased during the quarter, driven by chocolate and coffee in Poland and chocolate in Bulgaria and Romania. In the Asia/Pacific region, volume grew on higher sales of yogurt in China and all major cheese brands in the Philippines. In Latin America, volume was higher on strong sales of powdered soft drinks in the region, as well as higher sales of bubble gum and ice cream in Brazil.

       In April 1996, PMI announced that its Brazilian affiliate signed a preliminary agreement to acquire a controlling interest in Industrias de Chocolate Lacta S.A., Brazil's leading chocolate company in which PMI currently holds a 40% interest. The transaction, which is subject to certain conditions, including the approval by the Company's Board of Directors, is expected to be completed near the end of June 1996.

BEER
- ----

       Operating revenues of Miller Brewing Company ("Miller") for the first quarter of 1996 increased $54 million (5.2%) from the comparable 1995 period, due primarily to price/mix improvements ($31 million) and volume increases ($21 million). Operating income increased $2 million (1.8%) over 1995, due primarily to price/mix improvements ($11 million) and higher volume ($9 million), partially offset by higher marketing, administration and research costs ($7 million) and Miller's share of a one-time restructuring charge at 20%-owned Molson Canada.

       Miller's 1996 first quarter total worldwide volume of 11.3 million barrels increased 2.1% from the comparable 1995 period. Miller's domestic shipments were also 2.1% higher in the first three months, reflecting increased shipments of premium-priced brands. Shipments of premium-priced beers accounted for 81.6% of shipments in the first quarter of 1996 compared with 80.3% in the first quarter of 1995. Premium brand growth was led by the introduction of Miller Beer, a new lager, and increased shipments of Miller Lite, reflecting enhanced advertising, marketing and packaging. Miller High Life, Genuine Draft and Icehouse also had increased shipment volume, while shipments of Red Dog declined from last year's first quarter.

       Miller expects that its costs for aluminum and other packaging and brewing materials will increase as supply agreements expire during 1996.

FINANCIAL SERVICES AND REAL ESTATE
- ----------------------------------

       For the first three months of 1996, operating revenues from financial services, Philip Morris Capital Corporation ("PMCC"), and real estate operations, Mission Viejo Company, increased 42.3%, and operating income increased 28.1% from the first three months of 1995. Higher financial services operating income reflects the continued growth and profitability of PMCC's leasing and structured finance portfolio. Operating income from real estate operations increased from 1995 levels, due primarily to higher sales of business property in California and improved residential land sales volume in Colorado.

FINANCIAL REVIEW

- ----------------

Net Cash Provided by Operating Activities
- -----------------------------------------

       During the first three months of 1996, cash provided by operating activities was $614 million, $207 million higher than during the first three months of 1995. The increase was primarily due to higher net earnings.

Net Cash Used in Investing Activities
- -------------------------------------

       Cash used in investing activities for the first three months of 1996 was $488 million, compared with $345 million provided by investing activities in the comparable 1995 period. The change is due primarily to cash received from the sale of the Kraft Foodservice distribution business during the first quarter of 1995 and the acquisition of a controlling interest in ZPT-Krakow, Poland's largest tobacco company, in the first quarter of 1996.

Net Cash Used in Financing Activities
- -------------------------------------

       During the first three months of 1996, the Company's net cash used in financing activities was $584 million, compared with $675 million during the comparable 1995 period. The change reflects higher net borrowings in 1996 ($407 million), partially offset by a 49.8% increase in stock repurchases and a 17.8% increase in dividends paid in 1996.

Debt
- ----

       The Company's total debt was $16.7 billion and $15.8 billion at March 31, 1996 and December 31, 1995, respectively. Total consumer products debt increased $987 million in the first quarter of 1996, due primarily to the net issuance of short-term borrowings of $827 million, most of which was reclassified as long-term debt. The Company may continue to refinance long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

       The Company operates internationally, with manufacturing and sales facilities in various locations around the world. The Company continually evaluates its foreign currency net asset exposure (primarily the Swiss franc, German mark, Swedish krona, Canadian dollar and Norwegian krone) based on current market conditions and business strategies. It acts to manage such exposure, when deemed prudent, through various hedging transactions. The Company has entered into currency and related interest rate swap agreements to manage exposure to currency movements. The aggregate notional principal amounts of these agreements outstanding was $2.0 billion, at March 31, 1996 and December 31, 1995, of which $1.4 billion and $1.5 billion related to consumer products debt at March 31, 1996 and December 31, 1995, respectively.

       The Company enters into forward exchange contracts, for purposes other than trading, to reduce the effects of fluctuating foreign currency on foreign currency denominated assets, liabilities, commitments and short-term intercompany transactions. At March 31, 1996 and December 31, 1995, the Company had forward exchange contracts, with maturities of less than one year, of $1.8 billion and $1.2 billion, respectively.

Equity and Dividends
- --------------------

       During the first three months of 1996, the Company repurchased 7.2 million shares of its common stock at an aggregate cost of $685 million. These purchases were made pursuant to the Company's repurchase program, announced in 1994, to purchase up to $6 billion of its common stock in the open market. Through March 31, 1996, cumulative purchases under the program totaled 42.7 million shares at a cost of $3.2 billion.

       At March 31, 1996, the ratio of consumer products debt to total equity was 1.08, compared with 1.03 at December 31, 1995. The Company's ratio of total debt to total equity at March 31, 1996 was 1.18 compared with 1.13 at December 31, 1995. The increase in these ratios primarily reflects net issuance of short-term borrowings and long-term debt, partially offset by an increase in stockholders' equity, primarily due to net earnings offset by share repurchases and dividends declared.

       Dividends paid in the first quarter of 1996 were 17.8% higher than in the first quarter of 1995, reflecting an increase in dividends declared, partially offset by fewer shares outstanding. On August 30, 1995, the Board of Directors increased the Company's quarterly dividend rate to $1.00 per share, a 21.2% increase, resulting in an annualized dividend rate of $4.00 per share.

Cash and Cash Equivalents
- -------------------------

       Cash and cash equivalents of $680 million at March 31, 1996, primarily representing cash earned and retained outside of North America, decreased $458 million during the first quarter of 1996. The decrease represents cash which was used for new investments, normal working capital requirements, the payment of foreign excise taxes and dividend repatriation.

Contingencies
- -------------

       See Note 2 for discussion of contingencies. Reference is made to Item 1
(c) "Other Matters - Forward-Looking and Cautionary Statements" of the Company's 1995 Annual Report on Form 10-K regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to Note 2, "Contingencies," of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, and to "Tobacco--Business Environment," of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders was held in Richmond, Virginia on April 25, 1996. 713,422,513 shares of Common Stock, 86% of outstanding shares, were represented in person or by proxy.

         The following fourteen directors were elected to a one-year term expiring in 1997:

                                                                   Number of Shares
                                                     --------------------------------------------------
                                                         For                                  Withheld
                                                     -----------                             ----------
Elizabeth E. Bailey                                  709,576,119                              3,846,394
Geoffrey C. Bible                                    709,549,265                              3,873,248
Murray H. Bring                                      709,711,336                              3,711,177
Harold Brown                                         709,480,878                              3,941,635
William H. Donaldson                                 709,688,464                              3,734,049
Jane Evans                                           709,494,784                              3,927,729
Robert E. R. Huntley                                 709,548,005                              3,874,508
Rupert Murdoch                                       687,457,151                             25,965,362
John D. Nichols                                      709,625,764                              3,796,749
Richard D. Parsons                                   709,537,260                              3,885,253
Roger S. Penske                                      709,637,083                              3,785,430
John S. Reed                                         709,629,099                              3,793,414
Hans G. Storr                                        709,745,632                              3,676,881
Stephen M. Wolf                                      709,447,795                              3,974,718

         The selection of Coopers & Lybrand L.L.P. as auditors was approved:
709,893,420 shares voted in favor; 1,874,939 shares voted against and 1,654,154 shares abstained (including broker non-votes).

The four stockholder proposals were defeated:

Proposal One: That a Committee of outside directors institute an executive compensation review and prepare a report to be made available to stockholders:
23,263,777 shares voted in favor; 588,107,978 shares voted against and 102,050,758 shares abstained (including broker non-votes);

Proposal Two: That the Company refrain from making expenditures to challenge health studies relating to ETS: 37,336,383 shares voted in favor; 546,786,978 shares voted against and 129,299,152 shares abstained (including broker non-votes);

Proposal Three: That management take steps to accomplish a separation of the Company's non-tobacco businesses from its tobacco businesses: 24,111,471 shares voted in favor; 560,818,475 shares voted against and 128,492,567 shares abstained (including broker non-votes); and

Proposal Four: That the Board take certain measures to name and curb nicotine in tobacco products and to develop and market drugs or medical devices to help adult smokers quit tobacco use: 21,370,805 shares voted in favor; 552,794,493 shares voted against and 139,257,215 shares abstained (including broker non-votes).

Item 6.      Exhibits and Reports on Form 8-K.

   (a)       Exhibits

             12 Statement regarding computation of ratios of earnings to fixed charges.

             27     Financial Data Schedule.

   (b) Reports on Form 8-K. During the quarter for which this report is filed, the Registrant filed a Current Report on Form 8-K, dated February 1, 1996, containing the Registrant's consolidated financial statements for the year ended December 31, 1995.

- -----------

                                    Signature


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      PHILIP MORRIS COMPANIES INC.

BY                    /s/ HANS G. STORR

                      Hans G. Storr, Executive Vice President and
                      Chief Financial Officer

DATE                  May 15, 1996

                                EXHIBIT INDEX


             12 Statement regarding computation of ratios of earnings to fixed charges.

             27     Financial Data Schedule.