Form 10-Q
period 1996-06-30
PHILIP MORRIS COMPANIES INC
filed 1996-08-14
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

     At July 31, 1996, there were 818,677,324 shares outstanding of the registrant's common stock, par value $1 per share.

                          PHILIP MORRIS COMPANIES INC.



                               TABLE OF CONTENTS





                                                                  Page No.
PART I -  FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
               June 30, 1996 and December 31, 1995                  3 - 4

          Condensed Consolidated Statements of Earnings for the
               Six Months Ended June 30, 1996 and 1995                5

               Three Months Ended June 30, 1996 and 1995              6

          Condensed Consolidated Statements of Stockholders'
               Equity for the Year Ended December 31, 1995 and
               for the Six Months Ended June 30, 1996                 7

          Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1996 and 1995              8 - 9

          Notes to Condensed Consolidated Financial Statements     10 - 21

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                22 - 35

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                         36

Item 6.   Exhibits and Reports on Form 8-K.                          36

Signature                                                            37

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                 Philip Morris Companies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                  (Unaudited)


                                                    June 30,   December 31,
                                                      1996         1995
                                                 ------------  ------------
     ASSETS
     CONSUMER PRODUCTS
      Cash and cash equivalents                       $ 1,165       $ 1,138
      Receivables, net                                  5,168         4,508

      Inventories:
        Leaf tobacco                                    3,305         3,332
        Other raw materials                             1,931         1,721
        Finished product                                2,965         2,809
                                                      -------       -------
                                                        8,201         7,862

      Other current assets                              1,239         1,371
                                                      -------       -------
        Total current assets                           15,773        14,879

      Property, plant and equipment, at cost           19,221        18,601
        Less accumulated depreciation                   7,928         7,485
                                                      -------       -------
                                                       11,293        11,116
      Goodwill and other intangible assets
        (less accumulated amortization of
         $4,132 and $3,873)                            18,882        19,319

      Other assets                                      3,322         2,866
                                                      -------       -------
        Total consumer products assets                 49,270        48,180

     FINANCIAL SERVICES AND REAL ESTATE
      Finance assets, net                               5,147         4,991
      Real estate held for development and sale           326           339
      Other assets                                        283           301
                                                      -------       -------
        Total financial services and
          real estate assets                            5,756         5,631
                                                      -------       -------

          TOTAL ASSETS                                $55,026       $53,811
                                                      =======       =======




           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (continued)
                            (in millions of dollars)
                                  (Unaudited)


                                                  June 30,    December 31,
                                                    1996          1995
                                                ------------  ------------
     LIABILITIES
     CONSUMER PRODUCTS
      Short-term borrowings                          $   187       $   122
      Current portion of long-term debt                2,537         1,926
      Accounts payable                                 2,325         3,364
      Accrued marketing                                2,113         2,114
      Accrued taxes, except income taxes               1,707         1,075
      Other accrued liabilities                        3,685         3,701
      Income taxes                                     1,147         1,137
      Dividends payable                                  824           834
                                                     -------       -------
        Total current liabilities                     14,525        14,273

      Long-term debt                                  13,066        12,324
      Deferred income taxes                              465           356
      Accrued postretirement health care costs         2,331         2,273
      Other liabilities                                5,407         5,643
                                                     -------       -------
        Total consumer products liabilities           35,794        34,869

     FINANCIAL SERVICES AND REAL ESTATE
      Short-term borrowings                              438           671
      Long-term debt                                     943           783
      Deferred income taxes                            3,436         3,382
      Other liabilities                                  192           121
                                                     -------       -------
        Total financial services and
          real estate liabilities                      5,009         4,957

                                                     -------       -------

        Total liabilities                             40,803        39,826

     Contingencies (Note 2)

     STOCKHOLDERS' EQUITY
      Common stock, par value $1.00 per share
        (935,320,439 shares issued)                      935           935
      Earnings reinvested in the business             21,297        19,779
      Currency translation adjustments                   282           467
                                                     -------       -------
                                                      22,514        21,181
        Less cost of repurchased stock
          (114,896,852 and 104,150,433 shares)         8,291         7,196
                                                     -------       -------
        Total stockholders' equity                    14,223        13,985

                                                     -------       -------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                     $55,026       $53,811
                                                     =======       =======


           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)



                                                     For the Six Months Ended
                                                             June 30,
                                                     --------------------------
                                                         1996         1995
                                                        ------       ------

         Operating revenues                            $35,000       $33,646

         Cost of sales                                  13,405        13,780

         Excise taxes on products                        7,506         6,583
                                                       -------       -------
                  Gross profit                          14,089        13,283

         Marketing, administration and research costs    7,853         7,622

         Amortization of goodwill                          293           294
                                                       -------       -------
                  Operating income                       5,943         5,367

         Interest and other debt expense, net              543           626
                                                       -------       -------
                  Earnings before income taxes
                    and cumulative effect of
                    accounting changes                   5,400         4,741

         Provision for income taxes                      2,214         1,968
                                                       -------       -------

                  Earnings before cumulative effect
                    of accounting changes                3,186         2,773

         Cumulative effect of changes in method of
            accounting (Note 3)                                          (28)
                                                       -------       -------

                  Net earnings                         $ 3,186       $ 2,745
                                                       =======       =======

         Weighted average number of shares                 827           847
                                                       =======       =======
         Per share data:
            Earnings before cumulative effect of
              accounting changes                       $  3.85       $  3.27

            Cumulative effect of changes in
              method of accounting                                      (.03)
                                                       -------       -------


            Net earnings                               $  3.85       $  3.24
                                                       =======       =======
            Dividends declared                         $  2.00       $  1.65
                                                       =======       =======




           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)



                                                      For the Three Months Ended
                                                                June 30,
                                                      --------------------------
                                                         1996           1995
                                                        ------         ------
         Operating revenues                            $17,509         $17,129

         Cost of sales                                   6,660           6,947

         Excise taxes on products                        3,749           3,366
                                                       -------         -------
                  Gross profit                           7,100           6,816

         Marketing, administration and research costs    3,940           3,949

         Amortization of goodwill                          146             148
                                                       -------         -------
                  Operating income                       3,014           2,719

         Interest and other debt expense, net              266             308
                                                       -------         -------
                  Earnings before income taxes           2,748           2,411

         Provision for income taxes                      1,127           1,001
                                                       -------         -------

                  Net earnings                         $ 1,621         $ 1,410
                                                       =======         =======

         Weighted average number of shares                 823             844
                                                       =======         =======
         Per share data:

            Net earnings                               $  1.97         $  1.67
                                                       =======         =======
            Dividends declared                         $  1.00         $  .825
                                                       =======         =======




           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1995 and for
                       the Six Months Ended June 30, 1996
                (in millions of dollars, except per share data)
                                  (Unaudited)



                                                  Earnings                              Total
                                                  Reinvested  Currency     Cost of      Stock-
                                          Common  in the      Translation  Repurchased  holders'
                                          Stock   Business    Adjustments  Stock        Equity
                                          ------  ----------  -----------  -----------  --------
Balances, January 1, 1995                 $  935     $17,489      $   (47)     $(5,591)  $12,786

Net earnings                                           5,450                               5,450
Exercise of stock options
 and issuance of other stock
 awards                                                  (77)                      470       393
Cash dividends declared
 ($3.65 per share)                                    (3,065)                             (3,065)
Redemption of stock rights                                (9)                                 (9)
Currency translation adjustments                                      514                    514
Stock repurchased                                                               (2,075)   (2,075)
Net unrealized depreciation
 on securities                                            (9)                                 (9)
                                          ------     -------       ------      -------   -------

   Balances, December 31, 1995               935      19,779          467       (7,196)   13,985


Net earnings                                           3,186                               3,186
Exercise of stock options
 and issuance of other stock
 awards                                                  (32)                      290       258
Cash dividends declared
 ($2.00 per share)                                    (1,651)                             (1,651)
Currency translation adjustments                                     (185)                  (185)
Stock repurchased                                                               (1,385)   (1,385)
Net unrealized appreciation
 on securities                                            15                                  15
                                          ------     -------       ------      -------   -------

   Balances, June 30, 1996                $  935     $21,297       $  282      $(8,291)  $14,223
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

                 Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                  (Unaudited)



                                                      For the Six Months Ended
                                                               June 30,
                                                      ------------------------
                                                             1996     1995
                                                           -------- --------

   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

   Net earnings - Consumer products                        $ 3,128   $ 2,693
                - Financial services and real estate            58        52
                                                           -------   -------
          Net earnings                                       3,186     2,745
   Adjustments to reconcile net earnings to
    operating cash flows:
   CONSUMER PRODUCTS
    Depreciation and amortization                              833       856
    Deferred income tax provision                              160       133
    Cumulative effect of accounting changes                               46
    Cash effects of changes, net of the effects
        from acquired and divested companies:
      Receivables, net                                        (683)     (754)
      Inventories                                             (211)      470
      Accounts payable                                      (1,035)   (1,031)
      Income taxes                                             106        30
      Other working capital items                              209       (33)
    Other                                                      145        29
   FINANCIAL SERVICES AND REAL ESTATE
    Deferred income tax provision                               43       107
    Decrease in real estate receivables                         16        16
    Decrease in real estate held for development and sale       13        37
    Other                                                       52        28
                                                           -------   -------
    Operating cash flow before income taxes on
      sales of businesses                                    2,834     2,679

    Income taxes on sales of businesses                        (39)      (29)
                                                           -------   -------
          Net cash provided by operating activities          2,795     2,650

                                                           -------   -------
   CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

   CONSUMER PRODUCTS
    Capital expenditures                                      (688)     (662)
    Purchases of businesses, net of acquired cash             (534)      (79)
    Proceeds from sales of businesses                           23       800
    Other                                                       27      (120)
   FINANCIAL SERVICES AND REAL ESTATE
    Investments in finance assets                             (191)     (169)
    Proceeds from finance assets                                96        77
                                                           -------   -------
          Net cash used in investing activities             (1,267)     (153)

                                                           -------   -------
          Net cash provided by operating and
            investing activities                           $ 1,528   $ 2,497

                                                           -------   -------




           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                            (in millions of dollars)
                                  (Unaudited)




                                                       For the Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                           1996         1995
                                                         --------     --------
     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     CONSUMER PRODUCTS
      Net issuance (repayment) of short-term borrowings   $ 1,137     $  (121)
      Long-term debt proceeds                                 934         285
      Long-term debt repaid                                  (625)       (276)
     FINANCIAL SERVICES AND REAL ESTATE
      Net repayment of short-term borrowings                 (233)       (121)
      Long-term debt proceeds                                 170

     Repurchase of outstanding stock                       (1,361)       (971)
     Dividends paid                                        (1,661)     (1,406)
     Issuance of shares                                       192         131
     Stock rights redemption                                               (9)
     Other                                                    (11)         (8)
                                                          -------     -------

          Net cash used in financing activities            (1,458)     (2,496)

     Effect of exchange rate changes on cash and
      cash equivalents                                        (43)          6
                                                          -------     -------

     Cash and cash equivalents:
      Increase                                                 27           7

      Balance at beginning of period                        1,138         184
                                                          -------     -------

      Balance at end of period                            $ 1,165     $   191
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

       In certain of the proceedings pending against PM Inc. and, in some cases, the Company and/or certain of its other subsidiaries, plaintiffs allege injury resulting from cigarette smoking, "addiction" to cigarette smoking or exposure to environmental tobacco smoke ("ETS") and seek compensatory and, in some cases, punitive damages. As of June 30, 1996, there were 188 such smoking and health cases pending in the United States. Of these cases, 131 were filed in the state of Florida and served between April 28, 1995 and June 30, 1996. One hundred seventy of the smoking and health cases pending as of June 30, 1996, involve allegations of various injuries allegedly related to cigarette smoking. There are ten purported class actions that have been served involving allegations of various injuries allegedly related to cigarette smoking. Nine of the smoking and health cases that have been served, including one that purports to be a class action, involve allegations of various personal injuries allegedly related to exposure to ETS. Thirteen cases currently pending involve state and local governments and, in one case, a purported class consisting of a state's taxpayers, that have commenced actions seeking reimbursement for Medicaid and/or other expenditures to treat diseases allegedly caused by cigarette smoking. In addition, a purported class action involving allegations of various personal injuries allegedly related to cigarette smoking is pending in Canada against, among others, an entity in which the Company has a 40% indirect ownership interest, and another such action is pending in Brazil against a subsidiary of the Company, among others. In addition, there is one purported class action pending involving allegations of defective filtered tobacco products, which arose out of the recall of certain of PM Inc.'s products. There are also three lawsuits pending, including one which purports to be a class action, in which plaintiffs have alleged that PM Inc. failed to manufacture a fire-safe cigarette. In California individuals purportedly acting as "private attorneys general" have filed two suits seeking, among other things, injunctive relief, restitution and disgorgement of profits for alleged violations of California's consumer protection statutes.

       On August 9, 1996, a jury awarded a former smoker and his spouse $750,000 in a smoking and health case against another leading United States cigarette manufacturer (Carter v. American Tobacco Co., et al.). Neither PM Inc. nor the Company was a party to that litigation. The defendant in that action has announced that it will appeal the verdict. One smoking and health case brought on behalf of an individual against the leading United States cigarette manufacturers, including PM Inc., is currently being tried in Indiana. Several individual smoking and health cases against the industry are scheduled to go to trial in the third and fourth quarters of this year, including one in December 1996 against PM Inc. and other leading United States cigarette manufacturers.

       A description of certain pending class action and Medicaid and health care recovery litigation follows.


                   SMOKING AND HEALTH CLASS ACTION LITIGATION


       The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, and violations of deceptive trade practices and consumer protection laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations or repose, and preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Labeling Act"). In June 1992, the United States Supreme Court held that the Labeling Act, as enacted in 1965, does not preempt common law damage claims but that the Labeling Act, as amended in 1969, preempts claims arising after 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Labeling Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court also held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislation to eliminate the federal preemption defense, proposed in Congress in recent years, were to be enacted. It is not possible to predict whether any such legislation will be enacted.

       In 1991, a purported class action was filed in Florida state court against the leading United States cigarette manufacturers, in which certain flight attendants, claiming to represent a class of approximately 60,000 individuals, alleged personal injury caused by exposure to ETS aboard aircraft. Broin, et al. v. Philip Morris Incorporated, et al., Circuit of the Eleventh Judicial Circuit in and for Dade County Florida, Case No. 91-49738-CA-20. In December 1994, the trial court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to second hand cigarette smoke in airline cabins." In January 1996, the Florida Third District Court of Appeal affirmed the trial court's class certification decision. In June 1996, defendants' motion requesting that the Florida Supreme Court exercise its discretionary authority to review the class certification decision was denied. Defendants' petition that the Florida Supreme Court vacate the opinion of the

Third District Court of Appeal and instruct the trial court to make an independent determination of whether all of the requirements for class certification have been met was denied in July 1996. Plaintiffs have notified the trial court that they believe the case is ready to be set for trial.

        In May 1994, an action was filed in Florida state court against the leading United States cigarette manufacturers and others, by plaintiffs alleging injury and purporting to represent a class of certain smokers, certain former smokers and their heirs. Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, Case No. 94-08273-CA-20. In October 1994, the trial court granted plaintiffs' motion for class certification. The class, as certified, comprises "all United States citizens and residents and their survivors who have...suffered, presently suffer, or who have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine." In January 1996, the Florida Third District Court of Appeal affirmed the trial court's class certification order, with the modification that the subject class be restricted to Florida citizens and residents rather than United States citizens and residents. A motion by defendants requesting that the Florida Supreme Court exercise its discretionary authority to review the lower court's class certification decision is pending. Plaintiffs have notified the trial court that they believe that the case is ready to be set for trial. In July 1996, the trial court entered an order providing that, in general, potential class members shall be advised of this action through publication in Florida newspapers and magazines. Notification, however, has been stayed pending disposition of defendants' petition to the Florida Supreme Court for discretionary review.

In March 1994, an action was filed in Alabama state court against three leading United States cigarette manufacturers, including PM Inc. Defendants subsequently removed the case to federal court. Lacey, et al. v. Lorillard Tobacco Company, Inc. et al., United States District Court, Northern District of Alabama, Jasper Division, Civil Action No. CV94-B-0901-J. Plaintiffs, claiming to represent all smokers who have smoked or are smoking cigarettes sold by defendants in the State of Alabama, seek compensatory and punitive damages not to exceed $48,500 per each class member as well as injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. On August 13, 1996, the judge orally granted defendants' motion for summary judgment on the grounds that the suit is preempted by the Labeling Act.

       In March 1994, an action was filed in federal court in Louisiana against the leading United States cigarette manufacturers and others, including the Company, seeking certification of a purported class action on behalf of all United States residents who allege that they are addicted, or are the legal survivors of persons who were addicted, to tobacco products. Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, Case No. 94-1044. Plaintiffs alleged that the cigarette manufacturers concealed and/or misrepresented information regarding the addictive nature of nicotine and manipulated the levels of nicotine in their tobacco products to make such products addictive. In May 1996, the Court of Appeals reversed the district court's earlier certification of the class and remanded the case with instructions that the district court dismiss the class allegations. The case can now proceed as an individual action by the two named plaintiffs. Oral argument on summary judgment motions against these plaintiffs is scheduled for August 21, 1996. Since the announcement of the Court of Appeals' decision, purported class action suits based on claims similar to those in Castano (a "nicotine-dependence class action") and, in some cases, claims of physical injury as well (a "physical injury class action") have been filed in Alabama, the District of Columbia, Louisiana, Maryland, New Mexico, New York and Pennsylvania on behalf of the particular state's (or, in the case of the District of Columbia, the district's) residents.

Lawyers for the plaintiffs in Castano announced that they intend to file similar class actions and actions on behalf of individual plaintiffs in other state courts.

       Immediately prior to the Court of Appeal's decision in the Castano case, a purported nicotine-dependence class action suit was filed in Indiana state court against the leading United States cigarette manufacturers and others, including the Company. In June 1996, defendants removed the case to federal court. Plaintiffs' motion to remand the case to state court is pending. Norton, et al. v. RJR Nabisco Holdings Corporation, et al., United States District Court for the Southern District of Indiana, Case No. IP96-0798-C-M/S.

       In May 1996, a purported physical injury class action suit was filed in Maryland state court against the leading United States cigarette manufacturers and others, including the Company. The case was removed by defendants to federal court and plaintiffs have moved to remand the case to state court. Richardson, et al., v. Philip Morris Incorporated, et al., United States District Court, District of Maryland, Civil Action No. CCB-96-1963.

       In May 1996, a purported nicotine-dependence class action suit was filed in Louisiana state court against four leading United States cigarette manufacturers and others, including the Company. The case was removed by defendants to the United States District Court for the Eastern District of Louisiana in June 1996. Scott, et al. v. The American Tobacco Company, Inc., et al., United States District Court, Eastern District of Louisiana, Case No. 96-1946. Plaintiffs' motion to remand the case to state court has been scheduled for oral argument on August 21, 1996.

       In May 1996, a purported nicotine-dependence class action suit was filed in New Mexico state court against four leading United States cigarette manufacturers and others, including the Company. Connor v. The American Tobacco Company, Inc., et al., Second Judicial District Court, County of Bernalillo, State of New Mexico, Case No. CV-96-5497. This case was voluntarily dismissed by plaintiff in July 1996.

       In June 1996, a purported nicotine-dependence class action suit was filed in New York state court against PM Inc., the Company, the Tobacco Institute and the Council for Tobacco Research--U.S.A., Inc. Frosina et al. v. Philip Morris Inc., et al., Supreme Court of the State of New York, County of New York, Case No. 96110950.

        In June 1996, a purported physical injury class action suit was filed in the Superior Court of the District of Columbia against the leading United States cigarette manufacturers and others, including the Company. Reed v. Philip Morris Incorporated, et al., Superior Court of the District of Columbia, Case No. CA-05070-96. A similar action captioned Finelli v. Philip Morris Incorporated et al., which was filed in the Superior Court of the District of Columbia in May 1996 by lawyers for the plaintiff in the Reed case, was dismissed voluntarily by the plaintiff in June 1996.

       In August 1996, a purported nicotine-dependence class action suit was filed in Pennsylvania state court. Arch et al., v. American Tobacco Company Inc. et al., Court of Common Pleas of Philadelphia, Pennsylvania, August term 1996 Case No. 0495.

        In August 1996, a purported nicotine-dependence class action suit was filed in Alabama state court on behalf of Alabama and North Carolina residents. Lyons, et al. v. PM Companies, Inc., et al., Circuit Court of Mobile County, Alabama, Civil Action No. CV-96-00264.

       In February 1995, Rothmans, Benson & Hedges, Inc. (in which the Company, through subsidiaries, owns a 40% interest) was served with a statement of claim commencing a purported class action in the Ontario Court of Justice, Toronto, Canada, against Imperial Tobacco Limited, RJR-MacDonald Inc., and Rothmans, Benson & Hedges. LeTourneau v. Rothmans et al., Ontario Court of Justice, Toronto, Canada. Court File No. 95-CU-82186 (now captioned Caputo v. Imperial Tobacco Limited, et al.). The lawsuit seeks damages in the amount of $1,000,000 (Canadian) per class member and punitive and exemplary damages and an order requiring the funding of rehabilitation centers. Plaintiffs seek certification of a class of persons who have suffered loss as a result of their alleged nicotine addiction and their estates and persons with related Family Law Act claims. Defendants have requested a more particular statement of claim prior to delivering their statement of defense. In April 1996, the Master partially granted and partially denied the defendants' request for a more particular statement of claim, and defendants have appealed the Master's order.

       In July 1995, a purported class action on behalf of all Brazilian smokers and former smokers was filed in State Court in Sao Paulo, Brazil, naming Philip Morris Marketing, S.A. ("PM Marketing") as a co-defendant. The Smoker Health Defense Association, et al. v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., 19th Lower Civil Court of the Central Courts of the Judiciary District of Sao Paulo, Brazil. Plaintiffs allege that defendants failed to warn that smoking is "addictive" and engaged in misleading advertising. Plaintiffs have obtained an ex-parte order reversing the burden of proof and placing the burden on defendants. PM Marketing has denied all material allegations in the complaint. In December 1995, the court denied PM Marketing's request for dismissal, which was based on plaintiffs' lack of standing and failure to follow proper filing procedures. The court's rulings on the reversal of the burden of proof and plaintiffs' lack of standing have been appealed. The court also denied co-defendant Souza Cruz's request for recusal of the judge assigned to the case, and this ruling has also been appealed.

        Pro se prisoners have filed two purported class actions against the leading United States cigarette manufacturers and others seeking, in one case, class certification on behalf of prisoners in two Mississippi prisons based on alleged exposure to ETS (Lyle, et al. v. Brown & Williamson Tobacco Corporation, et al., United States District Court for the Northern District of Mississippi, Civil Action No. 3:96-CV-268WS) and, in the other, on behalf of all allegedly nicotine-dependent persons in the United States (Harris, et al. v. Philip Morris Incorporated, et al., United States District Court for the Eastern District of Pennsylvania, Civil Action No. 3:96-CV 652). PM Inc. has not been served with the complaint in either of these actions.


                  MEDICAID AND HEALTH CARE RECOVERY LITIGATION

       In certain of the proceedings pending against PM Inc. and, in some cases, the Company, state and local government entities or officials and, in one case, an insurance company, and, in one case, a purported class consisting of a state's taxpayers, seek reimbursement for Medicaid and other related health care expenditures allegedly caused by tobacco products. As of August 13, 1996, such Medicaid recovery actions were pending in the states of Alabama, Connecticut, Florida, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Texas, Washington and West Virginia. In addition, the City and County of San Francisco and the County of Los Angeles have filed similar actions. Other states, municipalities or counties have announced that they are considering similar actions.

       The claims asserted in these Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, and deceptive trade practices and false advertising and claims under the Federal Racketeer Influenced and Corrupt Organization Act ("RICO").

       Each plaintiff seeks reimbursement of Medicaid and/or other health care costs. Other relief sought by some but not all plaintiffs includes punitive damages, treble damages for alleged antitrust law violations, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields and payment of attorneys and expert witness fees.

       Defenses raised by defendants include failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot recover because they participated in, and benefitted from, the sale of cigarettes), lack of antitrust injury, federal preemption, lack of proximate cause and statute of limitations. In addition, defendants argue that they should be entitled to "set-off" any damages to the extent a state benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that all of these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer or a state) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring an action on behalf of each individual Medicaid recipient and should be subject to all defenses available against the injured party. In certain of these cases, defendants have also challenged the ability of the plaintiffs to use contingency fee counsel to prosecute these actions. Further, certain cigarette companies, including PM Inc., have filed related declaratory judgment actions in Maryland, Texas, Massachusetts, Connecticut and Utah seeking to block the Medicaid recovery actions in those states and/or to prevent the state from hiring contingency fee counsel.

       The following is a summary of certain developments in each of the Medicaid and health care recovery suits pending against PM Inc. and, in some cases, the Company and the related declaratory judgment actions filed by tobacco companies.

Florida -- In May 1994, the State of Florida enacted a statute which purports, among other things, to abolish affirmative defenses in Medicaid recovery actions. In June 1994, PM Inc. and others filed suit in Florida state court challenging the constitutionality of the statute. Associated Industries of Florida, Inc., et al. v. State of Florida Agency for Health Care Administration, et al., Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, Case No. 94-3128. In June 1996, the Florida Supreme Court, by a 4 to 3 plurality opinion, ruled that the provisions of the statute that permitted the state to pursue its action without identifying individual Medicaid recipients violated defendants' due process rights under the Florida constitution and that defendants may rebut the state's claims of causation and damages on a recipient by recipient basis. The court held constitutional on its face the statutory provision abolishing affirmative defenses normally available to a third party, including assumption of the risk. However, the court stated that while this provision is constitutional in the abstract, it might be unconstitutional as applied in the state's case. The court also held that the state's independent cause of action created by statutory amendment could apply only to Medicaid costs paid after the amendment became effective in July 1994, that defendants could be held individually liable under a market share theory, that the state could use statistical evidence to present its case, and that the agency charged with enforcing the statute was constitutionally established. Plaintiffs have filed a petition for rehearing on the Florida Supreme Court's rulings on abrogation of affirmative defenses and application of the statute to conduct occurring before July 1994.

       In February 1995, the State of Florida filed a Medicaid recovery action under the statute in Florida state court. The State of Florida, et al. v. The American Tobacco Company, et al., Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. CL 95 1466 AO. In March 1996, defendants filed motions to dismiss and oral argument on these motions is scheduled for September 6, 1996. In June 1996, the Company withdrew its motion to dismiss for lack of personal jurisdiction. The court, in July 1996, lifted its earlier stay of this action. The court has ordered that the trial in this case begin in August 1997.

Mississippi -- In May 1994, the Attorney General of Mississippi filed a Medicaid recovery action in Mississippi state court. Moore v. The American Tobacco Company, et al., Chancery Court of Jackson County, Mississippi, Case No. 94-1429. In February 1995, the court granted plaintiff's motion to strike certain of defendants' challenges to the sufficiency of the complaint and denied defendants' motion for judgment on the pleadings. The court subsequently denied defendants' motion for partial summary judgment, which asserted that the Attorney General lacked the authority to bring those claims seeking Medicaid reimbursement. In July 1995, plaintiff filed a motion seeking to preclude defendants, from asserting their "set off" defenses. That motion is pending. In April 1996, the Mississippi Supreme Court directed the Attorney General to respond to the Governor of Mississippi's petition requesting that the court issue a writ requiring the Attorney General to cease and desist from actions for recovery of Medicaid funds on the grounds the Attorney General has no authority to pursue such an action. Pursuant to the Supreme Court's order, in June 1996, the Attorney General responded to defendants' petition which requested that the Mississippi Supreme Court instruct the trial judge to dismiss those portions of the Attorney General's lawsuit that seek recovery of Medicaid funds due to lack of authority to bring such an action. The Mississippi Supreme Court has scheduled oral argument on both petitions for September 4, 1996. The trial has been scheduled for March 24, 1997.

Minnesota -- In August 1994, the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota filed a Medicaid recovery action in Minnesota state court. Minnesota, et al. v. Philip Morris Incorporated, et al., Minnesota District Court, Second Judicial District, County of Ramsey, Case No. C1-94-8565. In July 1996, the Minnesota Supreme Court ruled that Blue Cross did not have standing to pursue its tort claims against defendants, but that it could proceed against defendants for claims brought under antitrust and consumer protection statutes. The Supreme Court also held that Blue Cross could pursue directly its equitable claims but only for injunctive (not monetary) relief. The case is tentatively scheduled to go to trial in 1998.

West Virginia -- In September 1994, the Attorney General of West Virginia filed a Medicaid recovery action in West Virginia state court. McGraw v. The American Tobacco Company, et al., Circuit Court of Kanawha County, West Virginia, Case No. 94-1707. In October 1995, the court issued a final order dismissing eight of ten counts of the complaint on the grounds that the Attorney General did not have standing to assert the common law counts of the complaint. The court also granted defendants' motion to prohibit prosecution of this case pursuant to a contingent fee agreement with private counsel. In June 1996, the Attorney General filed an amended complaint adding the Public Employees' Insurance Agency as a party plaintiff. Also in June 1996, the Attorney General withdrew his earlier petition to the West Virginia Supreme Court of Appeals which had sought to reverse the trial court's dismissal of the common law counts of the complaint. In July 1996, defendants filed motions to dismiss the remaining antitrust and consumer fraud counts of the complaint. Hearings on these motions have been scheduled for November 8 and December 13, 1996.

Texas -- In November 1995, PM Inc., the other leading United States cigarette manufacturers and the Tobacco Institute filed a lawsuit in state court in Texas seeking a declaration that the Attorney General cannot pursue a Medicaid recovery action, which the Attorney General subsequently brought, as discussed below. Philip Morris Incorporated, et al. v. Dan Morales, Attorney General of the State of Texas, et al., District Court of Travis County, Texas, No. 94-14807. The complaint asserts that the lawsuit violates the United States Constitution and federal law as well as the Texas Constitution and Texas statutory and common law, and includes a request for a declaration that the Attorney General has no authority to enter into contingent fee agreements with private attorneys. In February 1996, plaintiffs filed a motion for partial summary judgment seeking a declaration that the Attorney General has no authority under Texas law to seek reimbursement of Medicaid expenditures from plaintiffs outside of the subrogation remedy provided by statute and that subrogation is the exclusive remedy for recovery of Medicaid expenditures from third parties. In June 1996, the court denied the Attorney General's challenge to the court's jurisdiction but decided to hold this state court action in abeyance pending the action filed by the Attorney General in federal court in March 1996. The State of Texas v. The American Tobacco Company, et al., United States District Court, Eastern District of Texas, Civil No. 5-96CV91. In June 1996, defendants filed a number of motions, including a motion to dismiss the RICO claims of the complaint.

Massachusetts -- In November 1995, PM Inc., along with four other tobacco manufacturers, commenced an action in federal court in Massachusetts against the Attorney General of Massachusetts seeking declaratory and injunctive relief in connection with the constitutionality of two recently enacted Massachusetts statutory provisions (as construed by the Attorney General). Philip Morris Incorporated, et al. v. Scott Harshbarger, United States District Court, District of Massachusetts, Case No. 95-12574-GAO. The complaint alleges that the Attorney General of Massachusetts had threatened to bring a Medicaid recovery action, which was subsequently brought, as discussed below. The complaint asserts claims based upon the United States Constitution and federal law, as well as certain Massachusetts state constitutional, statutory and common law claims. In July 1996, oral argument was heard on the Attorney General's motion to dismiss the complaint, which is still pending. In December 1995, the Commonwealth of Massachusetts filed a Medicaid recovery suit in Massachusetts state court. Defendants removed the case to federal court in Massachusetts but the case was subsequently remanded to state court. Commonwealth of Massachusetts
v. Philip Morris Inc., et al., Superior Court, Middlesex County, Civil Action No. 95-7378.

Maryland -- In January 1996, PM Inc., four other leading United States cigarette manufacturers, the Tobacco Institute and a local retailer, commenced an action in Maryland state court seeking a declaration that, under Maryland law, any contingent fee contract between the Attorney General and private attorneys to be appointed assistant counsel for the State and compensated in such a manner is invalid. Philip Morris Incorporated, et al. v. Parris N. Glendening, Governor of the State of Maryland, et al., Circuit Court for Talbot County, Maryland, Case No. CG 2829. The action was commenced in response to threats by the Governor and Attorney General to file a Medicaid recovery action, which was subsequently brought, as discussed below. In August 1996, the court denied plaintiffs' motion for summary judgment, granted defendants' motion for summary judgment and dismissed the case. In May 1996, the State of Maryland filed a Medicaid recovery action in Maryland state court. Defendants subsequently removed the case to federal court in Maryland and, in July 1996, it was remanded to state court. State of Maryland v. Philip Morris Incorporated, et al., Circuit Court for Baltimore County, Maryland, Case No. 96-122017/CL211017.

Louisiana -- In March 1996, the Attorney General of Louisiana filed a Medicaid recovery action in Louisiana state court. Defendants removed the case to federal court in Louisiana but, in July 1996, the case was remanded to state court. Ieyoub, et al. v. The American Tobacco Company, et al., 14th Judicial District Court, Parish of Calcasieu, Louisiana, Case No. 96-1204.

San Francisco -- This action for recovery of health care expenses was filed in June 1996 by the City and County of San Francisco in California federal court. City and County of San Francisco, et al., v. Philip Morris, Inc. et al., United States District Court, Northern District of California, Civil No. C 96-2090.

Washington - This Medicaid recovery action was filed in June 1996 by the Attorney General of the State of Washington in Washington state court. State of Washington v. American Tobacco Co., Inc., et al., Superior Court of Washington, King County, No. 96-2-15056-8. Trial is scheduled for October 27, 1997.

Connecticut - In June 1996, PM Inc., along with three other tobacco manufacturers, commenced an action in federal court in Connecticut against the Attorney General of Connecticut seeking declaratory and injunctive relief. Philip Morris Inc., et al. v. Richard Blumenthal, United States District Court, District of Connecticut, Case No. 396CV01221 (PCD). The complaint alleges that the Attorney General threatened to bring a Medicaid recovery action, which was subsequently brought, as discussed below. The complaint asserts claims based upon the United States Constitution and federal law, as well as certain Connecticut state constitutional, statutory and common law claims. In July 1996, the Attorney General moved to dismiss the complaint. In July 1996, the State of Connecticut filed a Medicaid recovery action in Connecticut state court. Defendants subsequently removed the case to federal court. Richard Blumenthal v. Philip Morris Inc., et al., United States District Court, District of Connecticut, Case No. 3-96-CV-01491 (JBA).

Utah - In July 1996, PM Inc. and the other leading United States cigarette manufacturers filed a lawsuit in state court in Utah seeking a declaration that the Attorney General of the State of Utah is not authorized by Utah law to hire special counsel and compensate them on a contingent fee basis for bringing a Medicaid recovery action. Philip Morris Incorporated, et al. v. Janet C. Graham, Attorney General of the State of Utah, et al., Third Judicial District Court of Salt Lake County, Utah, No. 960904948CV. The suit also challenges the right of the Attorney General to bring the threatened lawsuit as a matter of federal constitutional law and statutes and under the Utah constitution and Utah statutes and common law.

Los Angeles - This action for the recovery of health care expenses was filed in August 1996 by the County of Los Angeles in California state court. County of Los Angeles v. R.J. Reynolds Tobacco Company, et al., Superior Court of California, Los Angeles County, Case No. BC155068.

Alabama - This Medicaid recovery action was filed in Alabama state court in August 1996 as a putative class action on behalf of taxpayers of the State of Alabama. Crozier, et al. v. The American Tobacco Company, et al., Circuit Court of Montgomery County, Alabama, Civil Action No. 96-1508PR. On August 12, 1996, the court entered an order conditionally certifying the class.

                  OTHER TOBACCO RELATED CLASS ACTION LITIGATION

       In June 1995, an action was filed in federal court in Maryland against PM Inc. seeking certification of a purported class consisting of "all persons and estates injured as a result of the defendant's alleged failure to manufacture a fire safe cigarette since 1987." Sacks, et al. v. Philip Morris Inc., United States District Court, District of Maryland, Case No. WMN-95-1840. Plaintiffs allege in their complaint that PM Inc. intentionally withheld and suppressed material information relating to technology to produce a cigarette less likely to cause fires and failed to design and sell its cigarettes using the alleged technology. Causes of action are asserted based on federal and state consumer protection statutes, strict liability, negligence and breach of implied warranties. Compensatory and punitive damages are sought. In September 1995, PM Inc. filed a motion to dismiss the complaint based on plaintiffs' failure to state a claim. Thereafter plaintiffs filed an amended complaint. Defendant's motion to dismiss is still pending.

       In May 1995, PM Inc. announced a recall of certain of its products and in June and July four purported class actions relating to the recall were filed. Three of these cases have been dismissed: Netherland, et al. v. Philip Morris USA, et al., United States District Court, Western District of Louisiana, Monroe Division, Case No. CV95-1249-M; Sansone, et al. v. Hoechst Celanese Corporation, et al., Superior Court of New Jersey, Hudson County, Case No. HUD-L-4342-95; and Walton, et al. v. Philip Morris, Inc., United States District Court, Middle District of Louisiana, Case No. 95-693. The actions alleged, among other things, that PM Inc. sold defective products that caused injury to plaintiffs.

       In September 1995, plaintiffs in the remaining action filed a second amended complaint to change the scope of the complaint to allege that PM Inc. has, for many years, knowingly manufactured filtered products that are defective because they contain "defective filters." Tijerina, et al., v. Philip Morris, Inc., et al., United States District Court, Northern District of Texas, Amarillo Division, Case No. 2-95-CV-120. The second amended complaint purported to be brought on behalf of a class of all persons who have used filtered products manufactured by PM Inc. and who have suffered adverse health effects. In March 1996, plaintiffs further amended their complaint to limit the proposed class to all people who have purchased and smoked within the State of Texas certain filtered products manufactured by PM Inc. Plaintiffs allege that the filters in these products contain hazardous chemicals and that cellulose acetate fibers break away from the filters and are inhaled and ingested by the consumer when the filtered products are used. Plaintiffs further allege that they relied on PM Inc.'s false and fraudulent misrepresentations, made through advertising, regarding the safety of the use of the filters. Motions to dismiss certain of plaintiffs' claims and motions for summary judgment are pending. The trial is scheduled to begin on September 10, 1996.


                          OTHER CLASS ACTION LITIGATION

       In April 1993, the Company and certain officers and directors were named as defendants in the first of a number of purported shareholder class actions which were consolidated in the United States District Court for the Southern District of New York. San Leandro Emergency Medical Group Profit Sharing Plan, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case No. 93 Civ. 2131. These lawsuits alleged that the Company violated federal securities laws by making false and misleading statements concerning the effects of discount cigarettes on PM Inc.'s premium tobacco business prior to April 2, 1993, the date upon which PM Inc. announced revisions in its marketing and pricing strategies for its premium and discount brands. In May 1996, the case was dismissed.

       In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in a complaint filed as a purported class action in federal court in New York. Lawrence, et al. v. Philip Morris Companies Inc., et al., United States District Court, Eastern District of New York, Case No. 94 Civ. 1494 (JG). Plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which defendants allegedly shipped more inventory to customers than was necessary to satisfy market demand. In December 1994, a motion to dismiss by defendants was denied. In August 1995, the court granted plaintiffs' motion for class certification, certifying this action as a class action on behalf of all persons (other than persons associated with defendants) who purchased common stock of the Company during the period July 10, 1991 through April 1, 1993, inclusive, and who held such stock at the close of business on April 1, 1993. In February 1996, the Company filed a Petition for Writ of Mandamus with the United States Court of Appeals for the Second Circuit requesting the Court of Appeals to direct the trial court to withdraw its order granting class certification. In April 1996, the Court of Appeals ordered plaintiffs to respond to the Company's Petition for Writ of Mandamus. In July 1996, an alleged class member moved to intervene in the action and to be named a class representative.

       In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in several purported class actions that were consolidated in the United States District Court in the Southern District of New York. Kurzweil, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case Nos. 94 Civ. 2373
(MBM) and 94 Civ. 2546 (MBM) and State Board of Administration of Florida, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case No. 94 Civ. 6399 (MBM). In those cases, plaintiffs asserted that defendants violated federal securities laws by, among other things, making allegedly false and misleading statements regarding the allegedly "addictive" qualities of cigarettes. In each case, plaintiffs claimed to have been misled by defendants' knowing and intentional failure to disclose material information. In September 1995, the court granted defendants' motion to dismiss the two complaints in their entirety. The court granted plaintiff in the State Board action leave to replead one of its claims. In April 1996, the court entered an order stipulating the dismissal of the State Board's claim.

       In March 1995, an antitrust action was filed in California state court against four leading United States cereal manufacturers, including the Post Division of Kraft Foods, Inc. ("Kraft"), by plaintiffs purporting to represent all California residents who purchased defendants' cereal products for consumption during the four years preceding the date upon which the complaint was filed. McIver, et al. v. General Mills, Inc., et al., Superior Court of the State of California, County of Santa Barbara, Case No. 206666. Plaintiffs seek treble damages and the return of profits resulting from defendants' alleged conspiracy to fix and raise prices of cereal products sold to California consumers. In April 1995, a second purported class action similar to the earlier action was filed in the same court. In August 1995, the two cases were consolidated. In September 1995, the court granted defendants' motions for summary judgment. In December 1995, plaintiffs filed an appeal of that decision with the California Court of Appeals.

       In April 1996, an antitrust action was filed in federal court in Wisconsin against Kraft as a purported class action. Stuart et al. v. Kraft Foods, Inc., et al., United States District Court, Eastern District of Wisconsin, Case No. 96-C-391. An amended complaint filed in July 1996, named two other leading dairy products manufacturers and the National Cheese Exchange as defendants. Plaintiff purports to represent all persons and entities in the United States (excluding governmental entities and political subdivisions) that sold milk and/or bulk cheese directly to Kraft or any of its alleged co-conspirators at any time since January 1, 1988. Plaintiff alleges that defendants engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange and failed to deal in good faith with their bulk cheese and milk suppliers by paying them prices based on the National Cheese Exchange opinion. Plaintiff seeks injunctive and equitable relief and treble damages.

       The Company and each of its subsidiaries named as a defendant believes, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended. It is not possible to predict the outcome of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case, such as the Carter case discussed above, could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation and the possible commencement of additional litigation.

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

Note 3.  Recently Adopted Financial Accounting Pronouncements:
- --------------------------------------------------------------

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that certain assets be reviewed for impairment and, if necessary, remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption and application of SFAS No. 121 as of January 1, 1996 had no impact on the Company's financial position or results of operations for the three and six months ended June 30, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
- ------------------------------------------------------------------------

CONSOLIDATED OPERATING RESULTS
- ------------------------------



                                        For the Six Months Ended June 30,
                          ------------------------------------------------------------
                               Operating Revenues             Operating Income
                          ----------------------------  ------------------------------
                                                  (in millions)

                                1996           1995            1996            1995
                                ----           ----            ----            ----
Tobacco                         $18,340        $16,271         $ 4,130         $ 3,602
Food                             14,178         14,949           1,968           1,913
Beer                              2,300          2,233             275             279
Financial services
  and real estate                   182            193              90              81
Amortization of goodwill                                          (293)           (294)
Unallocated
  corporate expenses                                              (227)           (214)
                                -------        -------         -------         -------
  Total                         $35,000        $33,646         $ 5,943         $ 5,367
                                =======        =======         =======         =======




                                        For the Three Months Ended June 30,
                          ------------------------------------------------------------
                              Operating Revenues              Operating Income
                          ----------------------------  ------------------------------
                                                 (in millions)

                                 1996            1995            1996           1995
                                 ----            ----            ----           ----
Tobacco                         $ 9,194        $ 8,330         $ 2,046         $ 1,778
Food                              7,034          7,490           1,020             980
Beer                              1,200          1,187             159             165
Financial services
  and real estate                    81            122              49              49
Amortization of goodwill                                          (146)           (148)
Unallocated
  corporate expenses                                              (114)           (105)
                                -------        -------         -------         -------
  Total                         $17,509        $17,129         $ 3,014         $ 2,719
                                =======        =======         =======         =======


1996 COMPARED WITH 1995

     Operating revenues for the first six months of 1996 increased $1.4 billion (4.0%) and operating income for the first six months increased $576 million (10.7%) over the comparable 1995 period. Operating revenues for the second quarter increased $380 million (2.2%) and operating income for the second quarter increased $295 million (10.8%) over the comparable 1995 period. Operating revenues increased in the first six months and second quarter over the comparable 1995 periods due primarily to increases in tobacco revenues partially offset by the impact of divestitures of food businesses. Operating income increased in the first six months and second quarter over the comparable 1995 periods due primarily to increases in the tobacco and food segments.

                                   Continued

     Excluding the results of divested North American food businesses (discussed below in Food--Business Environment), operating revenues and operating income increased $2.8 billion (8.8%) and $636 million (12.0%), respectively, in the first six months over the comparable 1995 period and increased $880 million (5.3%) and $327 million (12.2%), respectively, in the second quarter over the comparable 1995 period.

     Currency movements, primarily the Japanese yen, decreased operating income by $35 million and $18 million in the first six months and second quarter of 1996, respectively, versus the comparable 1995 periods. Although the Company cannot predict future movements in currency rates, it currently estimates that currency movements may continue to have an unfavorable impact on operating income in 1996.

     Excluding the cumulative effect of accounting changes discussed below, net earnings increased by $413 million (14.9%) in the first six months of 1996 over the comparable 1995 period due to increased operating income ($576 million) and lower interest expense ($83 million), partially offset by a higher income tax provision ($246 million). Net earnings increased $211 million (15.0%) in the second quarter of 1996 over the comparable 1995 period due to increased operating income ($295 million) and lower interest expense ($42 million), partially offset by a higher income tax provision ($126 million).

     Excluding the cumulative effect of accounting changes discussed below, earnings per share of $3.85 in the first six months of 1996 increased by 17.7% over the comparable 1995 period, due to an increase in earnings and fewer shares outstanding. Similarly, net earnings per share of $1.97 in the second quarter of 1996 increased 18.0% as compared to the prior year. As a result of the Company's share repurchase program, the weighted average number of shares outstanding decreased to 827 million in the first six months of 1996 from 847 million in the first six months of 1995. The weighted average number of shares outstanding decreased to 823 million in the second quarter of 1996 from 844 million in the second quarter of 1995.

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

     As described in Note 3 to the Condensed Consolidated Financial Statements, effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption and application of SFAS No. 121 and SFAS No. 123 as of January 1, 1996 had no impact on the Company's financial position or results of operations for the three and six months ended June 30, 1996.

OPERATING RESULTS BY BUSINESS SEGMENT
- -------------------------------------

TOBACCO
- -------

BUSINESS ENVIRONMENT

     As discussed below, the tobacco industry, including PM Inc., the Company's domestic tobacco subsidiary, and Philip Morris International Inc. ("PMI"), the Company's international tobacco subsidiary, have faced, and continue to face, a number of issues which may adversely affect volume, operating revenues and operating income.


                                   Continued

     In the United States, these issues include proposed federal regulatory controls (including, as discussed below, the publication of proposed regulations by the United States Food and Drug Administration (the "FDA") which purport to regulate tobacco products as "drugs" or "medical devices"); actual and proposed excise tax increases; federal, state and local governmental and private restrictions on smoking (including restrictions imposed by airlines); new and proposed restrictions on tobacco manufacturing, marketing, advertising (including decisions by certain companies to limit or not accept tobacco advertising) and sales; new and proposed regulations to ban or severely restrict smoking in workplaces and in buildings permitting public access, to require substantial additional health warning and product content information on cigarette packages and in advertising, and to eliminate the tax deductibility of a portion of the cost of tobacco advertising; increased assertions of adverse health effects associated with both smoking and exposure to environmental tobacco smoke (and legislation or other governmental action seeking to ascribe to the industry responsibility and liability therefor); the diminishing social acceptance of smoking; increased pressure from anti-smoking groups; unfavorable press reports; governmental and grand jury investigations; private plaintiff class action litigation; and actions by states and local governments seeking Medicaid and health care reimbursement and existing and proposed laws to help facilitate such recoveries. See Note 2 to the Condensed Consolidated Financial Statements regarding certain litigation in which the Company and/or its subsidiaries (including PM Inc.) are defendants.

In August 1995, President Clinton announced, and the FDA initiated, a rule-making proceeding purportedly designed to prevent minors from smoking. In the proposed regulations, the FDA asserted that it has jurisdiction over nicotine as a "drug" and over cigarettes as a "medical device" (a nicotine delivery system) under the provisions of the Food, Drug and Cosmetic Act. The proposed regulations include severe restrictions on the distribution, marketing and advertising of cigarettes and would require cigarette manufacturers to fund, in the aggregate, a $150 million-a-year campaign to discourage minors from using tobacco products. In March 1996, the FDA placed in its rulemaking docket statements from three former employees of PM Inc. concerning, according to the FDA Commissioner, "the role of nicotine in the design and manufacture of cigarettes." The period for public comment on the FDA's proposal ended on April 19, 1996. It has been reported that the final regulations have been submitted to the Office of Management and Budget for review and may be issued before the November 5, 1996 elections. The FDA's assertion of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the current proposed regulations and could adversely affect the volume, operating revenues and operating income of PM Inc. in amounts that cannot be determined. PM Inc. and other domestic cigarette manufacturers and an advertising firm have sued the FDA, seeking a judicial declaration that the FDA has no authority to regulate cigarettes and asking the court to issue an injunction requiring the FDA to withdraw its proposed regulations. Similar suits have been filed against the FDA by manufacturers of smokeless tobacco products, by a trade association of cigarette retailers, and by advertising agency associations. It is not possible to determine the outcome of the FDA regulatory initiative announced by President Clinton or the related litigation.

     On August 2, 1996, the Governor of Massachusetts signed legislation that would require cigarette manufacturers, beginning in 1997, to disclose the flavorings and other ingredients used in individual brands, and to provide "nicotine-yield ratings" for their products based on standards to be established by the Massachusetts Department of Public Health. PM Inc. and three other domestic cigarette manufacturers have filed suit in federal district court in Boston challenging the ingredient-disclosure provision of the legislation as preempted by the Federal Cigarette Labeling and Advertising Act and as violating the commerce, full faith and credit, due process and takings clauses of the U.S. Constitution. The outcome of this lawsuit cannot be predicted. The enactment of this legislation may encourage efforts in other states to enact similar legislation.



                                   Continued

     Some foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to control prices, to restrict imports and to discourage cigarette smoking.

     It is not possible to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the advertising, sale or use of cigarettes or to the tobacco industry generally.

     In June 1995, PM Inc. announced that it had voluntarily undertaken a program to limit minors' access to cigarettes. Elements of the program include discontinuing free cigarette sampling to consumers in the United States, discontinuing the distribution of cigarettes by mail to consumers in the United States, placing a notice on cigarette cartons and packs for sale in the United States stating "Underage Sale Prohibited," working with others in support of state legislation to prevent youth access to tobacco products, taking measures to encourage retailer compliance with minimum-age laws, and independent auditing of the program.

     In May 1996, PM Inc. proposed that comprehensive federal legislation be enacted to respond to concerns by the President and others regarding the use of tobacco products by minors. The proposed legislation would establish a federal minimum age of 18 for the sale of tobacco products and would ban, restrict or otherwise limit the following among other things: cigarette vending machines; tobacco product brand names, logos, characters and selling messages on non-tobacco-related items such as hats or T-shirts; tobacco product sponsorship of events with significant youth audiences; outdoor advertisements for tobacco products within 1,000 feet of any playground or elementary or secondary school, including outward-facing window display advertising; advertisements for tobacco products in or on trains, buses, subways and taxis, and in terminals, stations, platforms or stops for these vehicles; and advertisements for tobacco products in youth-oriented publications. The proposed legislation would restrict youth access to tobacco products by calling for a ban on the sale of single cigarettes or packs with fewer than 20 cigarettes; requiring all tobacco sales to be face-to-face, where proof of age can be verified for anyone appearing to be under age 21; mandating that tobacco products in retail establishments be displayed within the control or line of sight of an employee; banning sampling except in locations where minors are denied access; and requiring retailers and their employees to certify that they understand and will comply with minimum-age laws. To ensure compliance, the proposed legislation calls for penalties of up to $50,000 for violations by a tobacco manufacturer. The proposed legislation also calls for a $250 million contribution from the tobacco industry (based on market share) over a five-year period to assist the government and others in implementation and enforcement. The proposed legislation would preclude the FDA from regulating tobacco products. As of the date of this filing, this legislation has not been introduced in either house of Congress.

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

     An investigation by the United States Attorney for the Eastern District of Virginia relating to Healthy Buildings International, Inc.; and


                                   Continued

     An investigation by the United States Department of Justice relating to issues raised in testimony provided by tobacco industry executives before Congress.

     PM Inc. has been informed that an investigation by the United States Attorney for the Southern District of New York, which had been initiated following the publication of an article in The New York Times that made allegations about PM Inc. documents and supposedly secret research relating to nicotine, has been consolidated with the United States Department of Justice investigation discussed immediately above.

     While the outcomes of these investigations cannot be predicted, PM Inc. believes it has acted lawfully.

     In July 1996, PMI learned of a criminal investigation initiated in February 1996, by the Criminal Prosecutors Office in Naples, Italy, regarding an alleged conspiracy to avoid the payment by PMI and certain of its affiliates of presently unassessed, but potentially substantial, amounts of income taxes in Italy. PMI and its affiliates believe that they have complied with applicable Italian tax laws.

     Also in July 1996, an affiliate of PMI received a request for information from the Competition Directorate of the European Commission concerning the relationship of certain affiliates of PMI with Monopoli di Stato, the Italian state cigarette monopoly. PMI and its affiliates believe that they have acted in accordance with European Community law.

     In March 1996, Liggett Group, Inc., a United States manufacturer and seller of cigarettes ("Liggett"), announced an agreement to settle the Castano case described in Note 2 to the Condensed Consolidated Financial Statements. The agreement is subject to court approval. Liggett also announced an agreement to settle the Medicaid reimbursement actions brought by the states of Florida, Louisiana, Massachusetts, Mississippi and West Virginia. As part of each settlement, Liggett agreed to comply with certain aspects of the regulations proposed by the FDA, to make certain payments and to cooperate in limited ways with otherwise adverse parties in certain investigations and lawsuits. The terms of the settlements would be available to any other defendant that has a share of the United States domestic cigarette market of less than 30% if it acquires or is acquired by Liggett, and each settlement can be terminated by Liggett upon the occurrence of specified events. Liggett's sales account for approximately 2% of the United States domestic cigarette market. The major cigarette manufacturers in the United States, including PM Inc., have stated that they do not intend to settle any smoking and health litigation and that they will continue to defend all such actions vigorously.

     In addition to the foregoing, there is litigation pending against the Company and its subsidiaries which is discussed in Note 2 to the Condensed Consolidated Financial Statements. The Company's position with regard to this litigation is set forth therein.


                                   Continued

1996 COMPARED WITH 1995


                                   For the Six Months Ended June 30,
                               ----------------------------------------

                                Operating Revenues    Operating Income
                               --------------------  ------------------
                                              (in millions)

                                 1996       1995       1996      1995
                                 ----       ----       ----      ----
        Domestic tobacco         $ 5,967    $ 5,576    $2,033    $1,825

        International tobacco     12,373     10,695     2,097     1,777

                                 -------    -------    ------    ------

          Total                  $18,340    $16,271    $4,130    $3,602
                                 =======    =======    ======    ======


     DOMESTIC TOBACCO. During the first six months of 1996, PM Inc.'s operating revenues increased 7.0% over the comparable 1995 period, due to pricing ($195 million), higher volume ($160 million) and improved product mix ($36 million). Operating income for the first six months of 1996 increased 11.4% over 1995, due to price increases, net of product cost increases ($164 million), higher volume ($99 million), improved product mix ($32 million) and lower fixed manufacturing expense ($103 million, due primarily to the costs of a product recall in the second quarter of 1995), partially offset by higher marketing, administration and research expense ($190 million).

     The premium and discount segments (based on shipments) accounted for approximately 71.3% and 28.7%, respectively, of domestic cigarette industry volume in the first six months of 1996, versus approximately 69.6% for the premium segment and 30.4% for the discount segment in the first six months of 1995.

     PM Inc.'s volume (based on shipments) for the first six months of 1996 was 111.8 billion units, an increase of 2.9% over 1995, compared with an industry decrease of 0.3%, from the comparable period in 1995.

     PM Inc.'s market share (based on shipments) for the first six months of 1996 was 47.3%, an increase of 1.5 share points from the first six months of 1995. In the premium segment, volume in PM Inc.'s brands increased 4.7%, compared with a 2.0% increase for the industry, resulting in a premium segment share of 55.7%, an increase of 1.4 share points from the first six months of 1995. Marlboro volume was up 4.6 billion units (6.5%) for a 31.8% share of the total industry, an increase of 2.0 share points from 1995. In the discount segment, PM Inc.'s shipments decreased 5.4%, to 18.0 billion units, in the first six months of 1996 compared with an industry decline of 5.7%, resulting in a discount segment share of 26.5%, an increase of 0.1 share points from the first six months of 1995.

     Retail sales data (compiled by the A.C. Nielsen Company) indicate PM Inc. and Marlboro market shares of 49.2% and 32.9%, respectively, in the first six months of 1996, compared with 47.0% and 30.3%, respectively, in the first six months of 1995. The market share for PM Inc.'s other premium brands as a group was 9.0% in 1996, up slightly from the comparable period in 1995. In the discount segment, Basic increased its segment share to 17.1%, an increase of 1.8 share points from the first six months of 1995.

     PM Inc. cannot predict change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, market share (based on shipments) or retail market share.

     During the second quarter of 1996, PM Inc. implemented a $2.00 per thousand increase in the price of its domestic premium and discount brands. PM Inc.

                                   Continued
previously increased the price of its domestic brands by $1.50 per thousand in the second quarter of 1995.

     INTERNATIONAL TOBACCO. During the first six months of 1996, tobacco operating revenues of PMI increased 15.7%, due to higher foreign excise taxes ($887 million, including those for previously unconsolidated and newly acquired subsidiaries), favorable volume/mix ($531 million), price increases ($146 million) and the impact of previously unconsolidated and newly acquired subsidiaries ($165 million, excluding excise taxes), partially offset by unfavorable currency movements ($51 million). Operating income increased 18.0%, due primarily to favorable volume/mix ($276 million) and price increases ($146 million), partially offset by unfavorable currency movements ($49 million) and higher marketing costs ($55 million).

     Total international volume grew 38.2 billion units (12.6%) in the first six months of 1996 over the comparable 1995 period to 340.7 billion units. Volume advanced in most major markets, including Germany, Italy, Spain, Central and Eastern Europe, Turkey, Saudi Arabia, Japan, Korea and
Singapore. Volume continued to decline in Mexico, due to poor economic conditions, and was down in Australia due to an unfavorable comparison with last year, when a price war resulted in strong volume and share growth for PMI, as well as lower industry volume trends this year. Volume in Central Europe includes local brands manufactured by ZPT-Krakow, Poland's largest cigarette manufacturer, in which PMI acquired a controlling interest during the first quarter. Excluding sales of ZPT-Krakow's local brands, PMI's overall volume during the first six months of 1996 was 10.0% higher than the comparable 1995 period.

     PMI's market shares also rose in most major markets, with gains recorded in Germany, Italy, Spain, the Benelux countries, Switzerland, the Czech Republic, Turkey, Japan, Korea, Singapore, Hong Kong and Argentina.


                                  For the Three Months Ended June 30,
                               ----------------------------------------

                                Operating Revenues    Operating Income
                               --------------------  ------------------
                                             (in millions)

                                 1996        1995      1996      1995
                                 ----        ----      ----      ----

        Domestic tobacco          $3,133     $2,998    $1,062    $  951

        International tobacco      6,061      5,332       984       827

                                 -------     ------    ------    ------

          Total                   $9,194     $8,330    $2,046    $1,778
                                 =======     ======    ======    ======


     DOMESTIC TOBACCO. During the second quarter of 1996, PM Inc.'s operating revenues increased 4.5% over the comparable 1995 period, due to pricing ($120 million) and improved product mix ($24 million), partially offset by lower volume ($9 million). Operating income for the 1996 second quarter increased 11.7% from 1995, due to price increases, net of product cost increases ($104 million), improved product mix ($20 million) and lower fixed manufacturing expense ($91 million, due to the costs of a product recall in the second quarter of 1995), partially offset by lower volume ($6 million), and higher marketing, administration and research costs ($98 million).

     The premium and discount segments (based on shipments) accounted for approximately 71.3% and 28.7%, respectively, of domestic cigarette industry volume in the second quarter of 1996, versus approximately 69.8% for the premium segment and 30.2% for the discount segment in the second quarter of 1995.

                                   Continued

     PM Inc.'s volume (based on shipments) for the second quarter of 1996 was 57.9 billion units, a decrease of 0.4% over 1995, compared with an industry decrease of 2.9%, from the comparable period in 1995. PM Inc.'s volume decline was attributable to an unfavorable comparison with 1995. In the second quarter of 1995, shipments were affected by the timing of orders as distributors replenished inventories and moved up what would have been third quarter shipments to the end of June, to stock warehouses in advance of an extended July 4th holiday weekend.

     PM Inc.'s market share (based on shipments) for the second quarter of 1996 was 46.9%, an increase of 1.2 share points from the second quarter of 1995. In the premium segment, volume in PM Inc.'s brands increased 1.3%, compared with a 0.9% decrease for the industry, resulting in a premium segment share of 55.4%, an increase of 1.2 share points from the second quarter of 1995. Marlboro volume was up 1.0 billion units (2.5%) for a 31.5% share of the total industry, an increase of 1.7 share points from 1995. In the discount segment, PM Inc.'s shipments decreased 8.7%, to 9.1 billion units, in the second quarter of 1996 compared with an industry decline of 7.6%, resulting in a discount segment share of 25.8%, a decrease of 0.3 share points from the second quarter of 1995.

     Retail sales data (compiled by the A.C. Nielsen Company) indicate PM Inc. and Marlboro market shares of 49.6% and 33.4%, respectively, in the second quarter of 1996, compared with 46.6% and 30.0%, respectively, in the second quarter of 1995. The market share for PM Inc.'s other premium brands as a group was 9.0% in 1996, up slightly from the comparable period in 1995. In the discount segment, Basic increased its segment share 2.1 points, to 17.5%, in the second quarter of 1996.

     PM Inc. cannot predict change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, market share (based on shipments) or retail market share.

     INTERNATIONAL TOBACCO. During the second quarter of 1996, tobacco operating revenues of PMI increased 13.7%, due to higher foreign excise taxes ($390 million, including those for previously unconsolidated and newly acquired subsidiaries), favorable volume/mix ($271 million), price increases ($74 million) and the impact of previously unconsolidated and newly acquired subsidiaries ($107 million, excluding excise taxes), partially offset by currency movements ($113 million). Operating income increased 19.0% due primarily to favorable volume/mix ($130 million) and price increases ($74 million), partially offset by unfavorable currency movements ($22 million) and higher marketing costs ($22 million).

     Total international volume grew 18.1 billion units (12.4%) in the second quarter of 1996 over the comparable 1995 period to 164.8 billion units. Volume advanced in most major markets, including Germany, Italy, Spain, Central and Eastern Europe, Turkey, Saudi Arabia, Japan, Korea and Singapore. Volume continued to decline in Mexico, due to poor economic conditions and was down in Australia due to an unfavorable comparison with last year, when a price war resulted in strong volume and share growth for PMI, as well as lower industry volume trends this year. Volume in Central Europe includes local brands manufactured by ZPT-Krakow, Poland's largest cigarette manufacturer, in which PMI acquired a controlling interest during the first quarter of 1996. Excluding sales of ZPT-Krakow's local brands, PMI's overall volume during the second quarter of 1996 was 9.2% higher than the comparable 1995 period.

     PMI's market shares rose in most major markets, with gains recorded in Germany, Italy, Spain, the Benelux countries, Switzerland, the Czech Republic, Turkey, Japan, Korea, Singapore, Hong Kong and Argentina.


                                   Continued

FOOD
- ----

BUSINESS ENVIRONMENT

     Several steps have been taken to build the value of premium brands, reduce costs and increase profitability in the food businesses. Effective January 1995, the North American food business was reorganized to fully integrate the operations of Kraft USA and General Foods USA. The combined organization, named Kraft Foods, Inc. ("Kraft"), has streamlined operations and improved effectiveness and customer response. In December 1995, the international food business, Kraft Foods International, Inc. ("KFI"), was realigned to capitalize on future growth opportunities and reorganized into separate regional units: Western Europe; Northern Europe; Central and Eastern Europe, Middle East and Africa; and Asia/Pacific. In Latin America, where certain subsidiaries and affiliates of PMI manufacture and market a wide variety of food products, PMI acquired nearly all of the remaining voting shares of Industrias de Chocolate Lacta S.A., Brazil's leading chocolate company.

     Kraft and KFI have sold certain non-strategic businesses. In 1995, Kraft sold its bakery and margarine businesses during the fourth quarter, its specialty oils, marshmallows and caramels businesses during the third quarter and substantially all of the distribution businesses of Kraft Foodservice during the first quarter. In addition, KFI sold several smaller international food businesses in 1995 and 1996.

     During 1996, KFI plans to continue initiatives to realign its portfolio of businesses, focus on higher-margin premium products, reduce costs and grow in new markets. KFI has reached agreements to sell several non-strategic operations in the third quarter of 1996, including the Malaco sugar confectionery business in Scandinavia and margarine and spreads businesses in the U.K. and Italy. These divestitures are not expected to have a material effect on international food's 1996 or future results of operations.

     Both the North American and international food businesses have been affected by green coffee bean cost volatility, which began with frosts in Brazil in the second quarter of 1994. Throughout 1995, green coffee bean prices remained volatile, and continued to fluctuate in the first half of 1996. Volatile green coffee bean prices significantly affected consumer buying patterns and in some markets, such as Germany, led to intense price competition among coffee companies. In the second quarter of 1996, green coffee bean prices declined, resulting in lower operating revenues as prices charged to consumers were reduced.

1996 COMPARED WITH 1995

                                  For the Six Months Ended June 30,
                              ----------------------------------------

                               Operating Revenues    Operating Income
                              --------------------  ------------------
                                           (in millions)

                                 1996       1995      1996      1995
                                 ----       ----      ----      ----

         North American food    $ 8,447    $ 9,547    $1,420    $1,387

         International food       5,731      5,402       548       526

                                -------    -------    ------    ------

           Total                $14,178    $14,949    $1,968    $1,913
                                =======    =======    ======    ======

                                   Continued

     NORTH AMERICAN FOOD. During the first six months of 1996, operating revenues decreased 11.5% from the comparable 1995 period, due primarily to the impact of divestitures ($1.5 billion), product mix ($52 million) and
pricing ($50 million),   partially offset by volume increases in on-going
operations ($436 million). Operating income increased 2.4% over the comparable 1995 period, due primarily to volume increases in on-going operations ($242 million), partially offset by higher marketing, administration and research costs ($63 million), the impact of divestitures ($60 million), product mix ($49 million) and pricing ($45 million).

     Excluding operating results of the divested businesses discussed above, North American food operating revenues and operating income increased 4.7% and 7.0%, respectively, in the first six months of 1996 compared with the comparable 1995 period.

     Volume grew in beverages, on the strength of powdered and ready-to-drink products; cheese, due to volume gains in natural and process cheese; desserts, due to strength in ready-to-eat and packaged products, as well as the acquisition of a shelf-stable pudding product line in the fourth quarter of 1995; coffee on the strength of premium brands; frozen pizza, helped by new product introductions; and processed meats, driven by new product introductions in lunch combinations and cold cuts. Volume increased in cereals in the first six months of 1996, due primarily to Kraft's implementation of price reductions and simplified couponing in the second quarter. These steps were initiated after a first quarter volume decline, which reflected intense price competition and pressure from low-price brands.

     INTERNATIONAL FOOD. Operating revenues for the first six months of 1996 increased 6.1% over the first six months of 1995, due to higher volume ($76 million, reflecting an additional selling week in 1996), the consolidation of previously unconsolidated operations in emerging markets ($362 million) and currency movements ($45 million), partially offset by pricing ($121 million, primarily coffee) and the impact of divestitures ($39 million). Operating income during the first six months of 1996, which included the results from an extra selling week, increased 4.2% over the comparable 1995 period reflecting higher volume ($32 million), the consolidation of previously unconsolidated operations in emerging markets ($31 million), cost decreases, net of price reductions ($28 million) and currency movements ($11 million), partially offset by higher marketing, administration and research costs ($81 million).

     Higher international food volume was due primarily to the consolidation of previously unconsolidated businesses, an extra selling week in the first quarter and growth in a number of developing markets. KFI's coffee volume increased in all regions during the first six months of 1996 over the first six months of 1995, particularly in several key markets such as Sweden and France. However, coffee volume was down in Germany, international food's largest coffee market. Although volume gains in coffee were realized during the first six months of 1996, volume related earnings gains were not realized due to lower margins reflecting continued competition. KFI's confectionery volume increased, especially in the emerging markets of Central and Eastern Europe. KFI's cheese and grocery volumes were down, due to divestitures of businesses and lower sliced beef sales in Italy. Price competition remains intense in all international food categories and may continue to have an unfavorable impact on volume and operating income during 1996. Latin America volume was higher on strong sales of powdered soft drinks throughout the region.



                                   Continued

                                For the Three Months Ended June 30,
                              ----------------------------------------

                               Operating Revenues    Operating Income
                              --------------------  ------------------
                                            (in millions)

                                 1996       1995      1996      1995
                                 ----       ----      ----      ----

         North American food     $4,258     $4,646    $  735      $716

         International food       2,776      2,844       285       264
                                 ------     ------    ------    ------

           Total                 $7,034     $7,490    $1,020      $980
                                 ======     ======    ======    ======


     NORTH AMERICAN FOOD. During the second quarter of 1996, operating revenues decreased 8.4% from the comparable 1995 period, due primarily to the impact of divestitures ($500 million), pricing ($71 million, due primarily to the price reductions in cereals) and product mix ($19 million), partially offset by volume increases in on-going operations ($177 million) and currency movements ($12 million). Operating income increased 2.7% over the comparable 1995 period, due primarily to volume increases in on-going operations ($103 million) and lower marketing, administrative and research expenses ($32 million), partially offset by pricing ($66 million), the impact of divestitures ($32 million) and product mix ($23 million).

     Excluding operating results of divested businesses, discussed above, North American food operating revenues and operating income increased 2.7% and 7.5%, respectively, in the second quarter of 1996 compared with the comparable 1995 period.

     Volume grew in beverages, on the strength of powdered and ready-to-drink products; desserts, due to the acquisition of a shelf-stable pudding product line in the fourth quarter of 1995; frozen pizza, helped by new product introductions; cheese, driven by gains in process and natural cheese, as well as new product introductions; and processed meats, driven by lunch combinations and cold cuts, both of which were aided by new product introductions. Volume also increased in the cereals business, as consumers responded to price reductions and new product introductions.

     INTERNATIONAL FOOD. Operating revenues for the second quarter of 1996 decreased 2.4% compared to the second quarter of 1995, due to lower volume
($82 million), pricing ($79 million, reflecting lower coffee prices and continued intense price competition in Western Europe), currency movements
($39 million) and the impact of divestitures ($24 million), partially offset by the consolidation of previously unconsolidated operations in emerging markets ($155 million). Operating income increased 8.0% over the comparable
1995 period reflecting cost decreases, net of price reductions ($70 million) and the consolidation of previously unconsolidated subsidiaries ($3 million), partially offset by lower volume ($37 million) and higher marketing, administration and research costs ($17 million). During the second quarter of 1995, an interest in an Italian grocery operation was sold at a gain, and a lower-of-cost-or-market charge was recorded for coffee inventories. The net impact of these items was not material to second quarter 1995 operating income.

     KFI's coffee volumes declined in the second quarter of 1996 due primarily to continued price competition in Germany and the timing of shipments in Sweden, partially offset by growth of premium coffee products in France. KFI's confectionery volumes were down in the second quarter of 1996 reflecting intense price competition throughout Western and Northern Europe, partially offset by growth in developing markets. KFI's cheese and grocery volume decreased in the second quarter reflecting the sale of several small international food businesses

                                   Continued
in 1995, price competition and lower sliced beef volume in Italy, partially offset by higher volume in the developing markets of China, the Philippines and the Middle East. Volume in Latin America increased in the second quarter of 1996 on the strength of powdered soft drinks in Argentina, Brazil and Puerto Rico, partially offset by lower confectionery volume in Argentina.

BEER
- ----

Six Months ended June 30

     Operating revenues of Miller Brewing Company ("Miller") for the first six months of 1996 increased $67 million (3.0%) from the comparable 1995 period, due primarily to price/mix improvements ($79 million), partially offset by lower volume ($16 million). Operating income decreased $4 million (1.4%) from the comparable 1995 period, due primarily to lower volume ($7 million), higher marketing, administration and research costs ($11 million) and unfavorable fixed manufacturing expenses ($11 million), partially offset by price/mix improvements ($25 million). During the first quarter of 1996, Miller recorded its share of a one-time restructuring charge at 20% owned Molson Canada. In the second quarter of 1996, Miller realized the benefit of lower than anticipated costs for integrating Molson USA's operations.
The net impact of these items was not material to Miller's operating income for the six months ended June 30, 1996.

     Miller's 1996 first six months total worldwide volume of 23.5 million barrels decreased 0.6% from the comparable 1995 period, reflecting decreased shipments of budget-priced brands, partially offset by increased shipments of premium-priced brands. Shipments of premium-priced beers accounted for 82.4% of shipments in the first six months of 1996 compared with 81.3% in the first six months of 1995. Premium brand growth was led by the introduction of Miller Beer, a new lager, and increased shipments of Miller Lite, while shipments of Red Dog declined from last year's first six months.

Quarter Ended June 30

     Operating revenues of Miller for the second quarter of 1996 increased
$13 million (1.1%) from the comparable 1995 period, due primarily to price/mix improvements ($48 million), partially offset by volume decreases ($36 million). Operating income decreased by $6 million (3.6%) from the comparable 1995 period, due primarily to lower volume ($15 million) and unfavorable fixed manufacturing expenses ($8 million), partially offset by price/mix improvements ($14 million) and lower than anticipated costs for integrating Molson USA's operations.

     Miller's 1996 second quarter total worldwide volume of 12.2 million barrels decreased 3.0% from the comparable 1995 period, reflecting decreased shipments of premium and budget-priced brands. The decrease in premium beer shipments was due to lower volume in Red Dog, Miller Lite Ice and the Genuine Draft brand family, which more than offset the introduction of Miller Beer and higher volume from Miller Lite, Icehouse and hand-crafted specialty beers. Lower volume in the second quarter is attributable in part to unseasonably cool weather in Miller's key northern United States markets and intense competition. Miller currently estimates that, if second quarter trends continue, shipments for the full year may be lower than 1995.

FINANCIAL SERVICES AND REAL ESTATE
- ----------------------------------

Six Months ended June 30

     For the first six months of 1996, operating revenues from financial services and real estate operations decreased 5.7%, and operating income increased 11.1% from the first six months of 1995, reflecting growth from the financial services


                                   Continued
operations of Philip Morris Capital Corporation ("PMCC") and lower results from the real estate operations of Mission Viejo Company ("MVC"). Higher financial services operating revenues and income reflect the continued growth and profitability of PMCC's leasing and structured finance portfolio. Operating revenues and income from real estate operations decreased from 1995 levels, due primarily to an unfavorable comparison caused by a large land sale in Southern California in the second quarter of last year, partially offset by higher 1996 Colorado land sales.

Quarter Ended June 30

     For the second quarter of 1996, operating revenues from financial services and real estate operations decreased 33.6% from the second quarter of 1995, and operating income was flat, reflecting growth from PMCC's financial services and lower results from MVC's real estate operations. Higher financial services operating revenues and income reflect income from continuing and new investments in PMCC's leasing and structured finance portfolio. Operating revenues and income from real estate operations decreased from 1995 levels, due primarily to an unfavorable comparison caused by a large 1995 land sale in Southern California, partially offset by higher residential land sales volume in Colorado this year.


FINANCIAL REVIEW
- ----------------

Net Cash Provided by Operating Activities
- -----------------------------------------

     During the first six months of 1996, cash provided by operating activities was $2.8 billion, $145 million higher than during the first six months of 1995. The increase was due primarily to higher net earnings, partially offset by increased investments in working capital.

Net Cash Used in Investing Activities
- -------------------------------------

     During the first six months of 1996, cash used in investing activities was $1.3 billion, compared with $153 million used during the comparable 1995 period. The change is due primarily to cash used for the acquisitions of a controlling interest in ZPT-Krakow, Poland's largest tobacco company, and Lacta, Brazil's leading confectionery company in 1996 compared with cash proceeds from the sale of the Kraft Foodservice distribution business in 1995.

Net Cash Used in Financing Activities
- -------------------------------------

     During the first six months of 1996, the Company's net cash used in financing activities was $1.5 billion, compared with $2.5 billion used during the comparable 1995 period. The change reflects receipts of proceeds from higher net borrowings in 1996, partially offset by an increase in cash paid for stock repurchases and dividends in 1996.

Debt
- ----

     The Company's total debt was $17.2 billion and $15.8 billion at June 30, 1996 and December 31, 1995, respectively. Total consumer products debt increased $1.4 billion in the first six months of 1996, due primarily to the net issuance of short-term borrowings of $1.1 billion, most of which was reclassified as long-term debt based upon the Company's intent and ability to refinance such debt under an $8 billion revolving bank credit agreement that expires in 2000. The Company may continue to refinance long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.


                                   Continued

     The Company operates internationally, with manufacturing and sales facilities in various locations around the world. The Company continually evaluates its foreign currency net asset exposure (primarily the Swiss franc, German mark, Swedish krona, Canadian dollar and Norwegian krone) based on current market conditions and business strategies. It acts to manage such exposure, when deemed prudent, through various hedging transactions. The Company has entered into currency and related interest rate swap agreements to manage exposure to currency movements. The aggregate notional principal amounts of these agreements outstanding was $2.0 billion, at June 30, 1996 and December 31, 1995, of which $1.4 billion and $1.5 billion related to consumer products debt at June 30, 1996 and December 31, 1995, respectively.

     The Company enters into forward exchange contracts, for purposes other than trading, to reduce the effects of fluctuating foreign currency on foreign currency denominated assets, liabilities, commitments and short-term intercompany transactions. At June 30, 1996 and December 31, 1995, the Company had forward exchange contracts, with maturities of less than one year, of $1.9 billion and $1.2 billion, respectively.


Equity and Dividends
- --------------------

     During the first six months of 1996, the Company repurchased 14.5 million shares of its common stock at an aggregate cost of $1.4 billion. These purchases were made pursuant to the Company's repurchase program, announced in 1994, to purchase up to $6 billion of its common stock in the open market. Through June 30, 1996, cumulative purchases under the program totaled 50.0 million shares at a cost of $3.9 billion.

     At June 30, 1996, the ratio of consumer products debt to total equity was 1.11, compared with 1.03 at December 31, 1995. The Company's ratio of total debt to total equity at June 30, 1996 was 1.21 compared with 1.13 at December 31, 1995. The increase in these ratios primarily reflects net issuance of short-term borrowings and long-term debt, partially offset by an increase in stockholders' equity, due primarily to net earnings offset by share repurchases, dividends declared and currency translation adjustments.

     Dividends paid in the first six months of 1996 were 18.1% higher than in the first six months of 1995, reflecting an increase in dividends declared, partially offset by fewer shares outstanding. On August 30, 1995, the Board of Directors increased the Company's quarterly dividend rate to $1.00 per share, a 21.2% increase, resulting in an annualized dividend rate of $4.00 per share.

Cash and Cash Equivalents
- -------------------------

     Cash and cash equivalents, primarily representing cash earned and retained outside of North America, was $1.2 billion at June 30, 1996, compared with $1.1 billion at December 31, 1995. Cash earned and retained outside of North America is used for new investments, normal working capital requirements, the payment of foreign excise taxes and dividend repatriation.

Contingencies
- -------------

     See Note 2 to the Condensed Consolidated Financial Statements for discussion of contingencies. Reference is made to Item 1 (c) "Other Matters
- - Forward-Looking and Cautionary Statements" of the Company's 1995 Annual Report on Form 10-K regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

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



      PHILIP MORRIS COMPANIES INC.



BY    /s/  HANS G. STORR

      Hans G. Storr, Executive Vice President and
      Chief Financial Officer

DATE  August 13, 1996

                                EXHIBIT INDEX
                                -------------

Exhibit No.                           Description
- -----------                           -----------

    12 Statement regarding computation of ratios of earnings to fixed charges.

    27         Financial Data Schedule.