Form 10-Q
period 1996-09-30
PHILIP MORRIS COMPANIES INC
filed 1996-11-14
CIK 764180

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

       At October 31, 1996, there were 814,399,021 shares outstanding of the registrant's common stock, par value $1 per share.

                         PHILIP MORRIS COMPANIES INC.


                               TABLE OF CONTENTS

                                                                    Page No.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
               September 30, 1996 and December 31, 1995               3 - 4

          Condensed Consolidated Statements of Earnings for the
               Nine Months Ended September 30, 1996 and 1995            5

               Three Months Ended September 30, 1996 and 1995           6

          Condensed Consolidated Statements of Stockholders'
               Equity for the Year Ended December 31, 1995 and
               for the Nine Months Ended September 30, 1996             7

          Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1996 and 1995          8 - 9

          Notes to Condensed Consolidated Financial Statements       10 - 23

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                  24 - 38

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                           39

Item 6.   Exhibits and Reports on Form 8-K.                            39

Signature                                                              40

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                 Philip Morris Companies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                  (Unaudited)

                                               September 30,  December 31,
                                                   1996           1995
                                               -------------  ------------

ASSETS
CONSUMER PRODUCTS
  Cash and cash equivalents                       $   459       $ 1,138
  Receivables, net                                  5,105         4,508

  Inventories:
    Leaf tobacco                                    3,483         3,332
    Other raw materials                             1,964         1,721
    Finished product                                3,154         2,809
                                                  -------       -------
                                                    8,601         7,862

  Other current assets                              1,215         1,371
                                                  -------       -------
    Total current assets                           15,380        14,879

  Property, plant and equipment, at cost           19,493        18,601
    Less accumulated depreciation                   8,081         7,485
                                                  -------       -------
                                                   11,412        11,116
  Goodwill and other intangible assets
    (less accumulated amortization of
     $4,275 and $3,873)                            18,764        19,319

  Other assets                                      3,378         2,866
                                                  -------       -------
    Total consumer products assets                 48,934        48,180

FINANCIAL SERVICES AND REAL ESTATE
  Finance assets, net                               5,205         4,991
  Real estate held for development and sale           326           339
  Other assets                                        256           301
                                                  -------       -------
    Total financial services and
      real estate assets                            5,787         5,631
                                                  -------       -------

      TOTAL ASSETS                                $54,721       $53,811
                                                  =======       =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (continued)
                            (in millions of dollars)
                                  (Unaudited)

                                              September 30,  December 31,
                                                  1996           1995
                                              -------------  ------------
LIABILITIES
CONSUMER PRODUCTS
  Short-term borrowings                          $   320       $   122
  Current portion of long-term debt                1,755         1,926
  Accounts payable                                 2,457         3,364
  Accrued marketing                                2,112         2,114
  Accrued taxes, except income taxes               1,485         1,075
  Other accrued liabilities                        3,394         3,701
  Income taxes                                     1,318         1,137
  Dividends payable                                  982           834
                                                 -------       -------
    Total current liabilities                     13,823        14,273

  Long-term debt                                  13,093        12,324
  Deferred income taxes                              562           356
  Accrued postretirement health care costs         2,356         2,273
  Other liabilities                                5,466         5,643
                                                 -------       -------
    Total consumer products liabilities           35,300        34,869

FINANCIAL SERVICES AND REAL ESTATE
  Short-term borrowings                              221           671
  Long-term debt                                   1,140           783
  Deferred income taxes                            3,505         3,382
  Other liabilities                                  180           121
                                                 -------       -------
    Total financial services and
      real estate liabilities                      5,046         4,957
                                                 -------       -------

    Total liabilities                             40,346        39,826

Contingencies (Note 2)

STOCKHOLDERS' EQUITY
  Common stock, par value $1.00 per share
    (935,320,439 shares issued)                      935           935
  Earnings reinvested in the business             21,976        19,779
  Currency translation adjustments                   282           467
                                                 -------       -------
                                                  23,193        21,181
    Less cost of repurchased stock
      (119,876,150 and 104,150,433 shares)         8,818         7,196
                                                 -------       -------
    Total stockholders' equity                    14,375        13,985
                                                 -------       -------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                     $54,721       $53,811
                                                 =======       =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                                For the Nine Months Ended
                                                       September 30,
                                                -------------------------
                                                    1996          1995
                                                  -------       -------

Operating revenues                                $52,414       $50,335

Cost of sales                                      20,001        20,345

Excise taxes on products                           11,232         9,943
                                                  -------       -------
         Gross profit                              21,181        20,047

Marketing, administration and research costs       11,724        11,498

Amortization of goodwill                              443           443
                                                  -------       -------
         Operating income                           9,014         8,106

Interest and other debt expense, net                  824           916
                                                  -------       -------
         Earnings before income taxes
           and cumulative effect of
           accounting changes                       8,190         7,190

Provision for income taxes                          3,358         2,984
                                                  -------       -------

         Earnings before cumulative effect
           of accounting changes                    4,832         4,206

Cumulative effect of changes in method of
   accounting (Note 3)                                              (28)
                                                  -------       -------

         Net earnings                             $ 4,832       $ 4,178
                                                  =======       =======

Weighted average number of shares                     824           844
                                                  =======       =======
Per share data:
   Earnings before cumulative effect of
     accounting changes                           $  5.87       $  4.98

   Cumulative effect of changes in
     method of accounting                                          (.03)
                                                  -------       -------

   Net earnings                                   $  5.87       $  4.95
                                                  =======       =======
   Dividends declared                             $  3.20       $  2.65
                                                  =======       =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                                For the Three Months Ended
                                                       September 30,
                                                --------------------------
                                                    1996          1995
                                                  -------       -------

Operating revenues                                $17,414       $16,689

Cost of sales                                       6,596         6,565

Excise taxes on products                            3,726         3,360
                                                  -------       -------
         Gross profit                               7,092         6,764

Marketing, administration and research costs        3,871         3,876

Amortization of goodwill                              150           149
                                                  -------       -------
         Operating income                           3,071         2,739

Interest and other debt expense, net                  281           290
                                                  -------       -------
         Earnings before income taxes               2,790         2,449

Provision for income taxes                          1,144         1,016
                                                  -------       -------

         Net earnings                             $ 1,646       $ 1,433
                                                  =======       =======

Weighted average number of shares                     818           839
                                                  =======       =======
Per share data:

   Net earnings                                   $  2.01       $  1.71
                                                  =======       =======
   Dividends declared                             $  1.20       $  1.00
                                                  =======       =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                  for the Year Ended December 31, 1995 and for
                    the Nine Months Ended September 30, 1996
                (in millions of dollars, except per share data)
                                  (Unaudited)

                                              Earnings                                 Total
                                             Reinvested     Currency      Cost of      Stock-
                                    Common     in the     Translation   Repurchased   holders'
                                     Stock    Business    Adjustments      Stock       Equity
                                    ------   ----------   -----------   -----------   --------

Balances, January 1, 1995            $935     $17,489       $ (47)       $(5,591)     $12,786

Net earnings                                    5,450                                   5,450
Exercise of stock options
  and issuance of other stock
  awards                                          (77)                       470          393
Cash dividends declared
  ($3.65 per share)                            (3,065)                                 (3,065)
Redemption of stock rights                         (9)                                     (9)
Currency translation adjustments                              514                         514
Stock repurchased                                                         (2,075)      (2,075)
Net unrealized depreciation
  on securities                                    (9)                                     (9)
                                     ----     -------       -----        -------      -------
  Balances, December 31, 1995         935      19,779         467         (7,196)      13,985

Net earnings                                    4,832                                   4,832
Exercise of stock options
  and issuance of other stock
  awards                                          (25)                       463          438
Cash dividends declared
  ($3.20 per share)                            (2,631)                                 (2,631)
Currency translation adjustments                             (185)                       (185)
Stock repurchased                                                         (2,085)      (2,085)
Net unrealized appreciation
  on securities                                    21                                      21
                                     ----     -------       -----        -------      -------
  Balances, September 30, 1996       $935     $21,976       $ 282        $(8,818)     $14,375
                                     ====     =======       =====        =======      =======


           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                  (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                            1996         1995
                                                          -------       ------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                          $ 4,744       $ 4,101
             - Financial services and real estate              88            77
                                                          -------       -------
        Net earnings                                        4,832         4,178
Adjustments to reconcile net earnings to
  operating cash flows:
CONSUMER PRODUCTS
  Depreciation and amortization                             1,259         1,283
  Deferred income tax provision                               220            87
  Gains on sales of businesses                                (68)          (19)
  Cumulative effect of accounting changes                                    46
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                         (630)         (791)
    Inventories                                              (617)          281
    Accounts payable                                         (915)       (1,364)
    Income taxes                                              334           490
    Other working capital items                              (240)          (98)
  Other                                                       207            95
FINANCIAL SERVICES AND REAL ESTATE
  Deferred income tax provision                               110           186
  Decrease in real estate receivables                          24            33
  Decrease in real estate held for development and sale        13            55
  Other                                                        67
                                                          -------       -------
  Operating cash flow before income taxes on
    sales of businesses                                     4,596         4,462

  Income taxes on sales of businesses                         (74)          (25)
                                                          -------       -------
        Net cash provided by operating activities           4,522         4,437
                                                          -------       -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

CONSUMER PRODUCTS
  Capital expenditures                                     (1,108)       (1,054)
  Purchases of businesses, net of acquired cash              (515)          (96)
  Proceeds from sales of businesses                           154         1,177
  Other                                                        12           (92)
FINANCIAL SERVICES AND REAL ESTATE
  Investments in finance assets                              (306)         (398)
  Proceeds from finance assets                                154           105
                                                          -------       -------
        Net cash used in investing activities              (1,609)         (358)
                                                          -------       -------
        Net cash provided by operating and
          investing activities                            $ 2,913       $ 4,079
                                                          -------       -------

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                            (in millions of dollars)
                                  (Unaudited)


                                                For the Nine Months Ended
                                                      September 30,
                                                --------------------------
                                                    1996          1995
                                                  -------       -------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

CONSUMER PRODUCTS
  Net issuance of short-term borrowings           $   329       $    49
  Long-term debt proceeds                           1,966           530
  Long-term debt repaid                            (1,487)         (420)
FINANCIAL SERVICES AND REAL ESTATE
  Net repayment of short-term borrowings             (450)         (121)
  Long-term debt proceeds                             363

Repurchase of outstanding stock                    (2,097)       (1,513)
Dividends paid                                     (2,483)       (2,101)
Issuance of shares                                    341           208
Stock rights redemption                                              (9)
Other                                                 (31)          (16)
                                                  -------       -------

      Net cash used in financing activities        (3,549)       (3,393)

Effect of exchange rate changes on cash and
  cash equivalents                                    (43)            8
                                                  -------       -------

Cash and cash equivalents:
  (Decrease) increase                                (679)          694

  Balance at beginning of period                    1,138           184
                                                  -------       -------

  Balance at end of period                        $   459       $   878
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

Note 2.  Contingencies:
-----------------------

    Legal proceedings covering a wide range of matters are pending in various U.S. and foreign jurisdictions against the Company and its subsidiaries, including Philip Morris Incorporated ("PM Inc."), a wholly-owned subsidiary of the Company.

    In certain of the proceedings pending against PM Inc. and, in some cases, the Company and/or certain of its other subsidiaries, plaintiffs allege injury resulting from cigarette smoking, "addiction" to cigarette smoking or exposure to environmental tobacco smoke ("ETS") and seek compensatory and, in some cases, punitive damages. As of September 30, 1996, there were 240 such smoking and health cases pending in the United States. Of these cases, 153 were filed in the state of Florida and served between April 28, 1995 and September 30, 1996. Two hundred nineteen of the smoking and health cases pending as of September 30, 1996, involve allegations of various injuries allegedly related to cigarette smoking. There are 15 purported class actions that have been served involving allegations of various injuries allegedly related to cigarette smoking. Ten of the smoking and health cases that have been served, including one that purports to be a class action, involve allegations of various personal injuries allegedly related to exposure to ETS. Twenty three cases currently pending involve state and local governments and others that have commenced actions seeking reimbursement for Medicaid and other health care expenditures allegedly caused by cigarette smoking. In addition, a purported class action involving allegations of various personal injuries allegedly related to cigarette smoking is pending in Canada against, among others, an entity in which the Company has a 40% indirect ownership interest, and another such action is pending in Brazil against a subsidiary of the Company, among others. There are also three lawsuits pending, including one which purports to be a class action, in which plaintiffs have alleged that PM Inc. failed to manufacture a fire-safe cigarette. In California individuals purportedly acting as "private attorneys general" have filed two suits seeking, among other things, injunctive relief, restitution and disgorgement of profits for alleged violations of California's consumer protection statutes.

    In August 1996, a jury awarded a former smoker and his spouse $750,000 in a smoking and health case against another leading United States cigarette manufacturer (Carter v. American Tobacco Co., et al.). Neither PM Inc. nor the Company was a party to that litigation. The defendant in that action has filed a motion for judgment notwithstanding the verdict. Later that month, a jury returned a verdict for the defendants in a smoking and health case in Indiana against leading United States cigarette manufacturers, including PM Inc. (Rogers v. R.J. Reynolds Tobacco Company, et al.) Plaintiff has appealed the verdict.

   During 1997, a number of individual smoking and health cases against the industry and PM Inc. are scheduled to go to trial. In addition, the Broin class action discussed below, and three Medicaid recovery actions are scheduled to go to trial in 1997. Two individual smoking and health cases against the industry, including PM Inc., and the Mississippi Medicaid recovery suit discussed below are scheduled to go to trial during the first quarter of 1997. Trial dates, however, are subject to change.

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


    A description of certain pending class action and Medicaid and health care recovery litigation follows.

                  SMOKING AND HEALTH CLASS ACTION LITIGATION
                  ------------------------------------------

    The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, violations of deceptive trade practice laws, consumer protection laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations or repose, and preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Labeling Act"). In June 1992, the United States Supreme Court held that the Labeling Act, as enacted in 1965, does not preempt common law damage claims but that the Labeling Act, as amended in 1969, preempts claims arising after 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Labeling Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court also held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislation to eliminate the federal preemption defense, proposed in Congress in recent years, were to be enacted. It is not possible to predict whether any such legislation will be enacted.

    In 1991, a purported class action was filed in Florida state court against the leading United States cigarette manufacturers, in which certain flight attendants, claiming to represent a class of approximately 60,000 individuals, alleged personal injury caused by exposure to ETS aboard aircraft. Broin, et al.
v. Philip Morris Incorporated, et al., Circuit of the Eleventh Judicial Circuit in and for Dade County Florida, Case No. 91-49738-CA-20. In December 1994, the trial court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to second hand cigarette smoke in airline cabins." Various challenges to the trial court's class certification decision have been denied by the Florida Third District Court of Appeal and the Florida Supreme Court. This case is currently set for trial in June 1997.

    In May 1994, an action was filed in Florida state court against the leading United States cigarette manufacturers and others, by plaintiffs alleging injury and purporting to represent a class of certain smokers, certain former smokers and their heirs. Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, Case No. 94-08273-CA-20. In October 1994, the trial court granted plaintiffs' motion for class certification. The class, as certified, comprises "all United States citizens and residents and their survivors who have...suffered, presently suffer, or who have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine." In January 1996, the Florida Third District Court of Appeal affirmed the trial court's class certification order, with the modification that the subject class

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

be restricted to Florida citizens and residents rather than United States citizens and residents. A motion by defendants requesting that the Florida Supreme Court exercise its discretionary authority to review the lower court's class certification decision was denied in October 1996. Plaintiffs have notified the trial court that they believe that the case is ready to be set for trial.

    In March 1994, an action was filed in Alabama state court against three leading United States cigarette manufacturers, including PM Inc. Defendants subsequently removed the case to federal court. Lacey, et al. v. Lorillard Tobacco Company, Inc. et al., United States District Court, Northern District of Alabama, Jasper Division, Civil Action No. CV94-B-0901-J. Plaintiffs, claiming to represent all smokers who have smoked or are smoking cigarettes sold by defendants in the State of Alabama, seek compensatory and punitive damages not to exceed $48,500 per each class member as well as injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In August 1996, the judge orally granted the defendants' motion for summary judgment on the grounds that the suit is preempted by the Labeling Act.

    In March 1994, an action was filed in federal court in Louisiana against the leading United States cigarette manufacturers and others, including the Company, seeking certification of a purported class action on behalf of all United States residents who allege that they are addicted, or are the legal survivors of persons who were addicted, to tobacco products. Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, Case No. 94-1044. Plaintiffs alleged that the cigarette manufacturers concealed and/or misrepresented information regarding the addictive nature of nicotine and manipulated the levels of nicotine in their tobacco products to make such products addictive. In May 1996, the Court of Appeals reversed the district court's earlier certification of the class and remanded the case with instructions that the district court dismiss the class allegations. Summary judgment motions against the two remaining named plaintiffs in this case are pending.

    Since the announcement of the Court of Appeals' class decertification decision in Castano, purported statewide class action suits based on claims similar to those in Castano (a "nicotine-dependence class action") and, in some cases, claims of physical injury as well (a "physical injury class action") have been filed in several states as described below. Lawyers for the plaintiffs in Castano announced that they intend to file similar class actions and actions on behalf of individual plaintiffs in other state courts.

    Immediately prior to the Court of Appeals' decision in the Castano case, a purported nicotine-dependence class action suit was filed in Indiana state court against the leading United States cigarette manufacturers and others. In June 1996, defendants removed the case to federal court. Norton, et al. v. RJR Nabisco Holdings Corporation, et al., United States District Court for the Southern District of Indiana, Case No. IP96-0798-C-M/S. Plaintiffs' motion to remand the case to state court is pending.

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

    In May 1996, a purported nicotine-dependence class action suit was filed in Louisiana state court against four leading United States cigarette manufacturers and others, including the Company. The case was removed by defendants to the United States District Court for the Eastern District of Louisiana in June 1996 and was subsequently remanded to state court. Scott, et al. v. The American Tobacco Company,

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Inc., et al., Civil District Court for the Parish of Orleans, State of Louisiana, Docket No. 96-8461.

    In June 1996, a purported nicotine-dependence class action suit was filed in New York state court against PM Inc., the Company, the Tobacco Institute and the Council for Tobacco Research--U.S.A., Inc. Frosina, et al. v. Philip Morris Inc., et al., Supreme Court of the State of New York, County of New York, Case No. 96110950.

    In June 1996, a purported physical injury class action suit was filed in the Superior Court of the District of Columbia against the leading United States cigarette manufacturers and others, including the Company. Reed v. Philip Morris Incorporated, et al., Superior Court of the District of Columbia, Case No. CA-05070-96. A hearing on whether plaintiff can pursue a class action has been scheduled for June 1997.

    In August 1996, a purported nicotine-dependence class action suit was filed in Pennsylvania state court against the leading United States cigarette manufacturers and others, including the Company. The case was subsequently removed by defendants to federal court. Arch, et al., v. American Tobacco Company Inc. et al., United States District Court for the Eastern District of Pennsylvania, Case No. 96-5903-CN.

    In August 1996, a purported nicotine-dependence class action suit was filed in Alabama state court, on behalf of Alabama and North Carolina residents, against four leading United States cigarette manufacturers and others, including the Company. In September 1996, the case was removed by defendants to federal court. Lyons, et al. v. The American Tobacco Co., Inc., et al., United States District Court for the Southern District of Alabama, Southern Division, Civil Action No. 96-0881-BH-S. Plaintiffs' motion to remand the case to state court is pending.

    In August 1996, a purported nicotine-dependence class action suit was filed in Ohio state court against the leading United States cigarette manufacturers and others, including the Company. The case was removed by defendants to federal court. Chamberlain, et al. v. The American Tobacco Co., et al., United States District Court, Northern District of Ohio, Case No. 1:96CV2005. Plaintiffs' motion to remand the case to state court is pending.

    In August 1996, a purported physical injury class was filed in Florida state court against the leading United States cigarette manufacturers, and others. Walters, et al. v. Brown & Williamson Tobacco Corp., et al., Circuit Court, Fourth Judicial District, Duval County, Florida.

    In September 1996, a purported nicotine-dependence class action suit was filed in Minnesota state court against four leading United States cigarette manufacturers and others, including the Company. The case was removed by defendants to United States District Court for the District of Minnesota in September 1996. Masepohl, et al. v. The American Tobacco Co., Inc., et al., United States District Court, District of Minnesota, Third Division, Case No. CV3-96-888. Plaintiff has filed a motion to remand the case to the state court.

    In October 1996, a purported nicotine-dependence class action suit was filed in New Mexico state court against four leading United States cigarette manufacturers and others, including the Company. Connor, et al. v. The American Tobacco Co., et al., Second Judicial District Court, County of Bernalillo, State of New Mexico, Case No. CV-96-9422. A similar action captioned Connor, et al. v. The American Tobacco Co., et al., which was filed in September 1996, was voluntarily dismissed by plaintiffs in October 1996.

    In October 1996, a purported nicotine-dependence class action suit was filed in federal court in Puerto Rico against four leading United States cigarette manufacturers and others. Ruiz v. The American Tobacco Co.,

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

et al., United States District Court for the District of Puerto Rico, Civil Action No. 96-2300.

    In November 1996, a purported nicotine-dependence class action was filed in federal court in Arkansas against the leading United States cigarette manufacturers, and others, including the Company. McGinty, et al., v. The American Tobacco Co., et al., United States District Court for the Eastern District of Arkansas, Case No. LRC 96-881.

    In February 1995, Rothmans, Benson & Hedges, Inc. (in which the Company, through subsidiaries, owns a 40% interest) was served with a statement of claim commencing a purported class action in the Ontario Court of Justice, Toronto, Canada, against Imperial Tobacco Limited, RJR-MacDonald Inc., and Rothmans, Benson & Hedges. LeTourneau v. Rothmans et al., Ontario Court of Justice, Toronto, Canada. Court File No. 95-CU-82186 (now captioned Caputo v. Imperial Tobacco Limited, et al.). The lawsuit seeks damages in the amount of $1,000,000 (Canadian) per class member and punitive and exemplary damages and an order requiring the funding of rehabilitation centers. Plaintiffs seek certification of a class of persons who have suffered loss as a result of their alleged nicotine addiction and their estates and persons with related Family Law Act claims. Defendants' request for a more particular statement of claim prior to delivering their statement of defense was partially granted and partially denied in April 1996. Defendants have appealed that order.

    In July 1995, a purported class action on behalf of all Brazilian smokers and former smokers was filed in state court in Sao Paulo, Brazil, naming Philip Morris Marketing, S.A. ("PM Marketing") as a co-defendant. The Smoker Health Defense Association, et al. v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., 19th Lower Civil Court of the Central Courts of the Judiciary District of Sao Paulo, Brazil. Plaintiffs allege that defendants failed to warn that smoking is "addictive" and engaged in misleading advertising. Plaintiffs have obtained an order, which was upheld on appeal, reversing the burden of proof and placing the burden on defendants.

    Pro se prisoners have filed two purported class actions against the leading United States cigarette manufacturers and others seeking, in one case, class certification on behalf of prisoners in two Mississippi prisons based on alleged exposure to ETS (Lyle, et al. v. Brown & Williamson Tobacco Corporation, et al., United States District Court for the Northern District of Mississippi, Civil Action No. 3:96-CV-268WS) and, in the other, on behalf of all allegedly nicotine-persons in the United States (Harris, et al. v. Philip Morris Incorporated, et al., United States District Court for the Eastern District of Pennsylvania, Civil Action No. 3:96-CV 652). In October 1996, the court issued an order dismissing the Lyle action.

                 MEDICAID AND HEALTH CARE RECOVERY LITIGATION
                 --------------------------------------------

    In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and other health care expenditures allegedly caused by tobacco products. The claims asserted in these Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under the Federal Racketeer Influenced and Corrupt Organization Act ("RICO").

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

    Defenses raised by defendants include failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot recover because they participated in, and benefited from, the sale of cigarettes), lack of antitrust injury, federal preemption, lack of proximate cause and statute of limitations. In addition, defendants argue that they should be entitled to "set-off" any alleged damages to the extent a state benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that all of these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer or a state) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring an action on behalf of each individual Medicaid recipient and should be subject to all defenses available against the injured party. In certain of these cases, defendants have also challenged the ability of the plaintiffs to use contingency fee counsel to prosecute these actions. Further, certain cigarette companies, including PM Inc., have filed related declaratory judgment actions in several states seeking to block the Medicaid recovery actions in those states and/or to prevent the state from hiring contingency fee counsel.

    The following is a summary of certain developments in each of the Medicaid and health care recovery suits pending against PM Inc. and, in some cases, the Company and the related declaratory judgment actions filed by tobacco companies.

Florida -- In May 1994, the State of Florida enacted a statute which purports,
-------
among other things, to abolish affirmative defenses in Medicaid recovery actions. In June 1994, PM Inc. and others filed suit in Florida state court challenging the constitutionality of the statute. Associated Industries of Florida, Inc., et al. v. State of Florida Agency for Health Care Administration, et al., Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, Case No. 94-3128. In June 1996, the Florida Supreme Court, by a 4 to 3 plurality opinion, ruled that the provisions of the statute that permitted the state to pursue its action without identifying individual Medicaid recipients violated defendants' due process rights under the Florida constitution and that defendants may rebut the state's claims of causation and damages on a recipient-by-recipient basis. The court held constitutional on its face the statutory provision abolishing affirmative defenses normally available to a third party, including assumption of the risk. However, the court stated that while this provision is constitutional on its face, it might be unconstitutional as applied in the state's case. The court also held that the state's independent cause of action created by statutory amendment could apply only to Medicaid costs paid after the amendment became effective in July 1994, that defendants could be held individually liable under a market share theory, that the state could use statistical evidence to present its case, and that the agency charged with enforcing the statute was constitutionally established. In September 1996, plaintiffs' petition for rehearing on the Florida Supreme Court's rulings on abrogation of affirmative defenses and application of the statute to conduct occurring before July 1994 was denied.

    In February 1995, the State of Florida filed a Medicaid recovery action under the statute in Florida state court. The State of Florida, et al. v. The American Tobacco Company, et al., Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. CL 95 1466 AO. In September 1996, the trial court dismissed all of the state's claims except for its negligence and strict liability counts arising from Medicaid payments made after July 1, 1994, and its

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

count for injunctive relief. The court also ordered the state to disclose the identity of the Medicaid recipients within 30 days of its order. The state has filed a notice of appeal of the court's order. In October 1996, the state filed a coded listing (without names) for all Medicaid recipients with alleged smoking-related illnesses. Defendants' motion to strike the state's list for noncompliance with the Florida Supreme Court's order was denied and PM Inc., as a party in the Associated Industries case described above, filed a petition with the Florida Supreme Court challenging the sufficiency of the state's purported identification of Medicaid recipients. The trial in this case is scheduled to begin in August 1997.

Mississippi -- In May 1994, the Attorney General of Mississippi filed a Medicaid
-----------
recovery action in Mississippi state court. Moore v. The American Tobacco Company, et al., Chancery Court of Jackson County, Mississippi, Case No. 94-1429. In February 1995, the court granted plaintiff's motion to strike certain of defendants' challenges to the sufficiency of the complaint and denied defendants' motion for judgment on the pleadings. The court subsequently denied defendants' motion for partial summary judgment, which asserted that the Attorney General lacked the authority to bring those claims seeking Medicaid reimbursement. In July 1995, plaintiff filed a motion seeking to preclude defendants from asserting their "set off" defenses. That motion is pending. In April 1996, the Mississippi Supreme Court directed the Attorney General to respond to the Governor of Mississippi's petition requesting that the court issue a writ requiring the Attorney General to cease and desist from actions for recovery of Medicaid funds on the grounds the Attorney General has no authority to pursue such an action. Pursuant to the Supreme Court's order, the Attorney General responded to defendants' petition which requested that the Mississippi Supreme Court instruct the trial judge to dismiss those portions of the Attorney General's lawsuit that seek recovery of Medicaid funds due to lack of authority to bring such an action. The Mississippi Supreme Court heard arguments on both petitions in September 1996, but has not issued a decision on either petition. The trial has been scheduled to begin in March 1997.

Minnesota -- In August 1994, the Attorney General of Minnesota and Blue Cross
---------
and Blue Shield of Minnesota filed a Medicaid recovery action in Minnesota state court. Minnesota, et al. v. Philip Morris Incorporated, et al., Minnesota District Court, Second Judicial District, County of Ramsey, Case No. C1-94-8565. In July 1996, the Minnesota Supreme Court ruled that Blue Cross did not have standing to pursue its tort claims against defendants, but that it could proceed against defendants for claims brought under antitrust and consumer protection statutes. The Supreme Court also held that Blue Cross could pursue directly its equitable claims, but only for injunctive (not monetary) relief. The case is scheduled to go to trial in 1998, but a specific date has not yet been set.

West Virginia -- In September 1994, the Attorney General of West Virginia filed
-------------
a Medicaid recovery action in West Virginia state court. McGraw v. The American Tobacco Company, et al., Circuit Court of Kanawha County, West Virginia, Case No. 94-1707. In October 1995, the court issued a final order dismissing eight of ten counts of the complaint on the grounds that the Attorney General did not have standing to assert the common law counts of the complaint. The court also granted defendants' motion to prohibit prosecution of this case pursuant to a contingent fee agreement with private counsel. In June 1996, the Attorney General filed an amended complaint adding the Public Employees' Insurance Agency as a party plaintiff. In July 1996, defendants filed motions to dismiss all of the counts of the second amended complaint. Hearings on these motions are set for December 1996 and February 1997. In November 1996, plaintiffs filed a third amended complaint which added the West Virginia Department of Health and Human Resources as a plaintiff, and three law firms as defendants, and which asserts additional counts under theories of indemnity, negligent misrepresentation, negligence, and strict product liability.

Texas -- In November 1995, PM Inc., the other leading United States cigarette
-----
manufacturers and the Tobacco Institute filed a lawsuit in state court in Texas seeking a declaration that the Attorney General cannot pursue a Medicaid recovery

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

action, which the Attorney General subsequently brought, as discussed below. Philip Morris Incorporated, et al. v. Dan Morales, Attorney General of the State of Texas, et al., District Court of Travis County, Texas, No. 94-14807. The complaint asserts that the lawsuit violates the United States Constitution and federal law as well as the Texas Constitution and Texas statutory and common law, and includes a request for a declaration that the Attorney General has no authority to enter into contingent fee agreements with private attorneys. In February 1996, plaintiffs filed a motion for partial summary judgment seeking a declaration that the Attorney General has no authority under Texas law to seek reimbursement of Medicaid expenditures from plaintiffs outside of the subrogation remedy provided by statute and that subrogation is the exclusive remedy for recovery of Medicaid expenditures from third parties. In June 1996, the court denied the Attorney General's challenge to the court's jurisdiction, but decided to hold the state court action in abeyance pending the action filed by the Attorney General in federal court in March 1996. The State of Texas v. The American Tobacco Company, et al., United States District Court, Eastern District of Texas, Civil No. 5-96CV91. In June 1996, defendants filed a number of motions, including a motion to dismiss the RICO claims of the complaint. The trial is set for September 1997.

Massachusetts -- In November 1995, PM Inc., along with four other tobacco
-------------
manufacturers, commenced an action in federal court in Massachusetts against the Attorney General of Massachusetts seeking declaratory and injunctive relief in connection with the constitutionality of two recently enacted Massachusetts statutory provisions (as construed by the Attorney General). Philip Morris Incorporated, et al. v. Scott Harshbarger, United States District Court, District of Massachusetts, Case No. 95-12574-GAO. The complaint alleges that the Attorney General of Massachusetts had threatened to bring a Medicaid recovery action, which was subsequently brought, as discussed below. The complaint asserts claims based upon the United States Constitution and federal law, as well as certain Massachusetts state constitutional, statutory and common law claims. In July, 1996, oral argument was heard on the Attorney General's motion to dismiss the complaint, which is still pending. In December 1995, the Commonwealth of Massachusetts filed a Medicaid recovery suit in Massachusetts state court. Commonwealth of Massachusetts v. Philip Morris Inc., et al., Superior Court, Middlesex County, Civil Action No. 95-7378. In October 1996, defendants in the state court action moved to dismiss the Commonwealth's complaint.

Maryland -- In January 1996, PM Inc., four other leading United States cigarette
--------
manufacturers, the Tobacco Institute and a local retailer, commenced an action in Maryland state court seeking a declaration that, under Maryland law, any contingent fee contract between the Attorney General and private attorneys to be appointed assistant counsel for the State and compensated in such a manner is invalid. Philip Morris Incorporated, et al. v. Parris N. Glendening, Governor of the State of Maryland, et al., Circuit Court for Talbot County, Maryland, Case No. CG 2829. The action was commenced in response to threats by the Governor and Attorney General to file a Medicaid recovery action, which was subsequently brought, as discussed below. In August 1996, the court denied plaintiffs' motion for summary judgment, granted defendants' motion for summary judgment and dismissed the case. Plaintiffs have appealed the Circuit Court's decision. In May 1996, the State of Maryland filed a Medicaid recovery action in Maryland state court. State of Maryland v. Philip Morris Incorporated, et al., Circuit Court for Baltimore County, Maryland, Case No. 96-122017/CL211017. In September 1996, defendants filed a motion to dismiss the state's complaint.

Louisiana -- In March 1996, the Attorney General of Louisiana filed a Medicaid
---------
recovery action in Louisiana state court. Ieyoub, et al. v. The American Tobacco Company, et al., 14th Judicial District Court, Parish of Calcasieu, Louisiana, Case No. 96-1204. A hearing on defendants' argument that the Attorney General lacks capacity to bring this action is scheduled for December 1996.

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

San Francisco -- This action for recovery of health care expenses was filed in
-------------
June 1996 by the City and County of San Francisco in California federal court and was since joined by ten other California counties. City and County of San Francisco, et al. v. Philip Morris, Inc. et al., United States District Court, Northern District of California, Civil No. C 96-2090. Defendants have filed a motion to dismiss the complaint and a motion to disqualify contingency-fee counsel for plaintiffs. In September 1996, plaintiffs in the federal court action, joined by several medical associations and one other California county, filed an action in California state court seeking, among other things, injunctive relief and disgorgement of profits for alleged violations of California's consumer protection statutes. People of the State of California, et al. v. Philip Morris, Inc. et al., San Francisco Superior Court, County of San Francisco, Case No. 980864.

Washington -- This Medicaid recovery action was filed in June 1996 by the
----------
Attorney General of the State of Washington in Washington state court. State of Washington v. American Tobacco Co., Inc., et al., Superior Court of Washington, King County, No. 96-2-15056-8. Defendants' motion to dismiss several causes of action in the complaint, including those alleging violations of Washington's antitrust laws and equitable claims of unjust enrichment and breach of a special duty, was argued before the court in September 1996 and is still pending. The trial is scheduled for September 1998.

Connecticut -- In June 1996, PM Inc., along with three other tobacco
-----------
manufacturers, commenced an action in federal court in Connecticut against the Attorney General of Connecticut seeking declaratory and injunctive relief. Philip Morris Inc., et al. v. Richard Blumenthal, United States District Court, District of Connecticut, Case No. 396CV01221 (PCD). The complaint alleges that the Attorney General threatened to bring a Medicaid recovery action, which was subsequently brought, as discussed below. The complaint asserts claims based upon the United States Constitution and federal law, as well as certain Connecticut state constitutional, statutory and common law claims. In July 1996, the Attorney General moved to dismiss the complaint, which motion was denied without prejudice. Also in July 1996, the State of Connecticut filed a Medicaid recovery action in Connecticut state court. Defendants subsequently removed the case to federal court. In October 1996, the case was remanded to state court, whereupon the Attorney General renewed his motion to dismiss the federal action. State of Connecticut v. Philip Morris Inc., et al., Superior Court, Judicial District of Litchfield, Case No. CV-96-01534405. In October 1996, defendants moved to have portions of the complaint or the entire complaint deleted, subject to proper repleading under Connecticut rules.

Utah -- In July 1996, PM Inc. and the other leading United States cigarette
----
manufacturers filed a lawsuit in state court in Utah seeking a declaration that the Attorney General of the State of Utah is not authorized by Utah law to hire special counsel and compensate them on a contingent fee basis for bringing a Medicaid recovery action. Philip Morris Incorporated, et al. v. Janet C. Graham, Attorney General of the State of Utah, et al., Third Judicial District Court of Salt Lake County, Utah, No. 960904948CV. The suit also challenges the right of the Attorney General to bring the threatened lawsuit, which was subsequently filed, as discussed below, as a matter of federal constitutional law and statutes and under the Utah constitution and Utah statutes and common law. In September 1996, the Utah Attorney General filed a Medicaid recovery action in federal court in Utah. State of Utah v. R.J. Reynolds Tobacco Company, et al., United States District Court, District of Utah, Case No. 2:96CV 0829W. As a result of this filing, the parties have agreed that the state court action will be stayed with the exception of defendants' claim regarding the Attorney General's retention of attorneys on a contingent fee basis.

Los Angeles -- This action for the recovery of health care expenses was filed in
-----------
August 1996 by the County of Los Angeles in California state court. County of Los Angeles v. R.J. Reynolds Tobacco Company, et al., Superior Court of California, Los Angeles County, Case No. BC155068.

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Alabama -- This Medicaid recovery action was filed in Alabama state court in
-------
August 1996 as a putative class action on behalf of taxpayers of the State of Alabama. In August 1996, following local rules, the state court entered an order conditionally certifying the class. This action was subsequently removed by defendants to federal court. Crozier, et al. v. The American Tobacco Company, et al., United States District Court for the Middle District of Alabama, Case No. 96-A-1403-N. Plaintiffs' motion to remand to state court is pending.

Kansas -- In August 1996, the Attorney General of Kansas filed a Medicaid
------
recovery action in Kansas state court. State of Kansas, ex rel. Carla J. Stovall, Attorney General v. R.J. Reynolds Tobacco Co., et al., District Court of Shawnee County, Kansas, Case No. 96-CV-919. In November 1996, defendants moved to dismiss this case.

Michigan -- This Medicaid recovery action was filed in August 1996 by the
--------
Attorney General of Michigan in Michigan state court. Frank J. Kelley, Attorney General, ex rel. State of Michigan v. Philip Morris Incorporated, et al., Circuit Court for the 30th Judicial Circuit, Ingham County, Michigan, Case No. 96-84281-CZ. In October 1996, defendants moved to dismiss certain counts of the complaint and to strike claims for compensatory and punitive damages.

Oklahoma -- In August 1996, the Attorney General of Oklahoma filed a Medicaid
--------
recovery action in Oklahoma state court. State of Oklahoma, et al. v. R.J. Reynolds Tobacco Co., et al., District Court for Cleveland County, Oklahoma, Case No. CJ-96-1499-L.

Arizona -- In August 1996, the Attorney General of Arizona filed a Medicaid
-------
recovery action in Arizona state court. State of Arizona, et al. v. American Tobacco Co., Inc., et al., Superior Court, Maricopa County, Arizona, No. CV 96-14769. The Governor of Arizona has instructed the Attorney General to dismiss the case. Subsequently, the Attorney General filed an amended complaint that abandons the claims for Medicaid payments, but seeks recovery of other health care costs as well as other damages and forms of relief.

Hawaii -- In August 1996, PM Inc. and three other cigarette manufacturers filed
------
suit against the Hawaii Attorney General in federal district court in Hawaii seeking declaratory and injunctive relief invalidating a threatened Medicaid reimbursement action by Hawaii on the grounds that it would violate federal law. Philip Morris Inc., et al. v. Margery Bronster, U.S. District Court, Hawaii, Civ. No. 96-00722 HG.

Ohio -- In September 1996, two Ohio local officials filed a Medicaid recovery
----
action in Ohio state court, purportedly on behalf of the State of Ohio and all
Ohio taxpayers.  Defendants removed the case to federal court in Ohio.   State
ex rel. Coyne, Jr., et al. v. The American Tobacco Co., et al., United States District Court, Northern District of Ohio, Case No. 96-2247.

New Jersey -- In August 1996, PM Inc., along with three other tobacco
----------
manufacturers, commenced an action in New Jersey state court, seeking a declaration that New Jersey law does not authorize and in fact prohibits the retention of special counsel who will be compensated on a contingency fee basis for bringing the state's Medicaid recovery action. Philip Morris Incorporated, et al. v. Peter Verniero, Attorney General of the State of New Jersey, et al., Superior Court of New Jersey, Chancery Division, Mercer County, Case No. MER-C-000114-96. The suit also challenges the right of the Attorney General to bring the threatened Medicaid reimbursement lawsuit, which was subsequently filed, as discussed below, as a matter of federal constitutional law and statutes and under the New Jersey constitution, statutes and common law. In October 1996, defendants in this action moved to dismiss the complaint. In September 1996, the State of New Jersey filed its Medicaid recovery action in New Jersey state court. The State of New Jersey, v. R.J. Reynolds Tobacco Company, et al., Chancery Court, Middlesex County, Case No. C-254-96.

New York City -- This action for the recovery of health care expenses (including
-------------
Medicaid) was filed in October 1996 by the City of New York and the New York City Health and Hospitals Corporation in New York state court. City of New York, et al. v.

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

The Tobacco Institute, et al., Supreme Court of the State of New York, County of New York, Case No. 406225/96.

 Illinois -- In November 1996, the Attorney General of Illinois filed a
 --------
Medicaid recovery action in Illinois state court. People of the State of Illinois v. Philip Morris, Inc., et al., Circuit Court of Cook County, Illinois, Case No. 96 L 13146.

    Other state and local government entities have announced that they are considering similar proceedings to those discussed above.

                 OTHER TOBACCO RELATED CLASS ACTION LITIGATION
                 ---------------------------------------------

    In May 1995, PM Inc. announced a recall of certain of its products and in June and July four purported class actions relating to the recall were filed. Three of these cases have been dismissed. In September 1995, plaintiffs in the remaining action, Tijerina, et al., v. Philip Morris, Inc., et al., United States District Court, Northern District of Texas, Amarillo Division,
Case No. 2-95-CV-120, filed an amended complaint alleging that PM Inc. has, for many years, knowingly manufactured filtered products that are defective because they contain "defective filters." Plaintiffs purport to bring this action on behalf of all persons who "are Texas residents and who have smoked Philip Morris filtered cigarettes manufactured with Hoechst Celanese filter materials" and who have suffered adverse health effects. Plaintiffs allege that the filters in these products contain hazardous chemicals and that cellulose acetate fibers break away from the filters and are inhaled and ingested by the consumer when the filtered products are used. Plaintiffs further allege that they relied on PM Inc.'s false and fraudulent misrepresentations, made through advertising, regarding the safety of the use of the filters. Motions to dismiss certain of plaintiffs' claims and motions for summary judgment are pending. In October 1996, the court denied plaintiffs' motion for class certification.

    In June 1995, an action was filed in federal court in Maryland against PM Inc. seeking certification of a purported class consisting of "all persons and estates injured as a result of the defendant's alleged failure to manufacture a fire safe cigarette since 1987." Sacks, et al. v. Philip Morris Inc., United States District Court, District of Maryland, Case No. WMN-95-1840. Plaintiffs alleged in their complaint that PM Inc. intentionally withheld and suppressed material information relating to technology to produce a cigarette less likely to cause fires and failed to design and sell its cigarettes using the alleged technology. Compensatory and punitive damages were sought. In September 1996, an order was entered denying plaintiffs' motion for leave to file an amended complaint and granting defendant's motion to dismiss. Plaintiffs have appealed the order.

    In September 1996, a purported class action was filed in Tennessee state court against four leading United States cigarette manufacturers and others, on behalf of all individuals and entities in the United States who have paid premiums to a Blue Cross or Blue Shield organization for medical insurance. The complaint alleges that defendants' actions have resulted in increased medical insurance premiums for all class members and seeks recovery under various consumer protection statutes as well as under theories of breach of special duty and unjust enrichment. Perry, et al. v. Philip Morris Incorporated, et al., The Circuit Court for Coffee County, Tennessee, Civil Action No. 27,960.

                         OTHER CLASS ACTION LITIGATION
                         -----------------------------

    In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in a complaint filed as a purported class action in federal court in New York. Lawrence, et al. v. Philip Morris Companies Inc., et al., United States District Court, Eastern District of New York, Case No. 94 Civ. 1494 (JG). Plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which defendants allegedly shipped more inventory to customers than was necessary to satisfy market demand. In August 1995, the court granted plaintiffs'

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

motion for class certification, certifying this action as a class action on behalf of all persons (other than persons associated with defendants) who purchased common stock of the Company during the period July 10, 1991 through April 1, 1993, inclusive, and who held such stock at the close of business on April 1, 1993. In February 1996, the Company filed a Petition for Writ of Mandamus with the United States Court of Appeals for the Second Circuit requesting the Court of Appeals to direct the trial court to withdraw its order granting class certification. In July 1996, an alleged class member moved to intervene in the action and to be named a class representative. In September 1996, the United States Court of Appeals for the Second Circuit denied defendants' Petition for Writ of Mandamus.

    In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in several purported class actions that were consolidated in the United States District Court in the Southern District of New York. Kurzweil, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case Nos. 94 Civ. 2373 (MBM) and 94 Civ. 2546
(MBM) and State Board of Administration of Florida, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case No. 94 Civ. 6399 (MBM). In those cases, plaintiffs asserted that defendants violated federal securities laws by, among other things, making allegedly false and misleading statements regarding the allegedly "addictive" qualities of cigarettes. In each case, plaintiffs claimed to have been misled by defendants' knowing and intentional failure to disclose material information. In September 1995, the court granted defendants' motion to dismiss the two complaints in their entirety. The court granted plaintiff in the State Board action leave to replead one of its claims. In April 1996, the court entered an order stipulating the dismissal of the State Board claims. In August 1996, the court entered judgment dismissing the claims in Kurzweil. In September 1996, the Kurzweil plaintiffs filed a motion in the district court to vacate the judgment and for leave to amend their complaint. Also in September 1996, the Kurzweil plaintiffs filed an appeal from the judgment in the United States Court of Appeals for the Second Circuit. Both the motion and the appeal are pending.

    In March 1995, an antitrust action was filed in California state court against four leading United States cereal manufacturers, including the Post Division of Kraft Foods, Inc. ("Kraft"), by plaintiffs purporting to represent all California residents who purchased defendants' cereal products during the four years preceding the date upon which the complaint was filed. McIver, et al.
v. General Mills, Inc., et al., Superior Court of the State of California, County of Santa Barbara, Case No. 206666. Plaintiffs seek treble damages and the return of profits resulting from defendants' alleged conspiracy to fix and raise prices of cereal products sold to California consumers. In April 1995, a second purported class action similar to the earlier action was filed in the same court. In August 1995, the two cases were consolidated. In September 1995, the court granted defendants' motions for summary judgment. In December 1995, plaintiffs filed an appeal of that decision with the California Court of Appeals.

    In April 1996, an antitrust action was filed in federal court in Wisconsin against Kraft as a purported class action. Stuart, et al. v. Kraft Foods, Inc., et al., United States District Court, Eastern District of Wisconsin, Case No. 96-C-391. An amended complaint filed in July 1996, named two other leading dairy products manufacturers and the National Cheese Exchange as defendants. Plaintiff purports to represent all persons and entities in the United States (excluding governmental entities and political subdivisions) that sold milk and/or bulk cheese directly to Kraft or any of its alleged co-conspirators at any time since January 1, 1988. Plaintiff alleges that defendants engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange and failed to deal in good faith with their bulk cheese and milk suppliers by paying them prices based on the National Cheese Exchange opinion. Plaintiff seeks injunctive and equitable relief and treble damages. Plaintiffs' motion for class certification and defendants' motion to dismiss plaintiffs' action are pending.

                 Philip Morris Companies Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

    In September 1996, a second antitrust action was filed in federal court in Wisconsin against Kraft as a purported class action. Sheeks, et al. v. Kraft Foods, Inc., et al., United States District Court, Eastern District of Wisconsin, Case No. 96-C-1100. Plaintiffs are dairy farmers and assert virtually identical claims to those in the Stuart case discussed above. Plaintiffs are seeking to consolidate this action with the Stuart case.

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

Note 3.  Recent Financial Accounting Pronouncements:
----------------------------------------------------

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that certain assets be reviewed for impairment and, if necessary, remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 at January 1, 1996 and its application during 1996, had no material impact on the Company's financial position or results of operations for the three and nine months ended September 30, 1996.

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

    In October 1996, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which requires adoption by the Company as of January 1, 1997. The Company is currently evaluating SOP 96-1 and has not yet estimated the impact of adoption, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
________________________________________________________________________

CONSOLIDATED OPERATING RESULTS
------------------------------


                                        For the Nine Months Ended September 30,
                                        ---------------------------------------
                                         Operating Revenues   Operating Income
                                         ------------------   ----------------
                                                      (in millions)
                                          1996      1995      1996     1995
                                         -------   -------   ------   ------

Tobacco                                  $27,837   $24,704   $6,356   $5,523

Food                                      20,888    21,950    2,909    2,834

Beer                                       3,418     3,396      392      398

Financial services
 and real estate                             271       285      139      120

Amortization of goodwill                                       (443)    (443)

Unallocated
 corporate expenses                                            (339)    (326)
                                         -------   -------   ------   ------

 Total                                   $52,414   $50,335   $9,014   $8,106
                                         =======   =======   ======   ======


                                        For the Three Months Ended September 30,
                                        ----------------------------------------
                                         Operating Revenues   Operating Income
                                         ------------------   ----------------
                                                      (in millions)
                                          1996      1995      1996     1995
                                         -------   -------   ------   ------

Tobacco                                  $ 9,497   $ 8,433   $2,226   $1,921

Food                                       6,710     7,001      941      921

Beer                                       1,118     1,163      117      119

Financial services
 and real estate                              89        92       49       39

Amortization of goodwill                                       (150)    (149)

Unallocated
 corporate expenses                                            (112)    (112)
                                         -------   -------   ------   ------

 Total                                   $17,414   $16,689   $3,071   $2,739
                                         =======   =======   ======   ======

1996 COMPARED WITH 1995

    Operating revenues for the first nine months of 1996 increased $2.1 billion (4.1%) and operating income for the first nine months increased $908 million (11.2%) over the comparable 1995 period. Operating revenues for the third quarter increased $725 million (4.3%) and operating income for the third quarter increased $332 million (12.1%) over the comparable 1995 period. Operating revenues increased in the first nine months and third quarter over the comparable 1995 periods due primarily to increases in tobacco revenues partially offset by the impact of divestitures of food businesses. Operating income increased in the first nine months and third quarter over the comparable 1995 periods due primarily to increases in the tobacco and food segments.

    Excluding the results of divested North American food businesses (discussed below in Food--Business Environment), operating revenues and operating income increased $4.0 billion (8.3%) and $1.0 billion (12.7%), respectively, in the first nine months over the comparable 1995 period and increased $1.2 billion (7.3%) and $380 million (14.1%), respectively, in the third quarter over the comparable 1995 period.

    Currency movements, primarily the Japanese yen, decreased operating income by $109 million and $74 million in the first nine months and third quarter of 1996, respectively, versus the comparable 1995 periods. Although the Company cannot predict future movements in currency rates, it currently estimates that currency movements, primarily the Japanese yen, will continue to have an unfavorable impact on 1996 operating income and, at current rates, will continue to unfavorably impact operating income in 1997.

    Excluding the cumulative effect of accounting changes discussed below, net earnings increased by $626 million (14.9%) in the first nine months of 1996 over the comparable 1995 period due to increased operating income ($908 million) and lower interest expense ($92 million), partially offset by a higher income tax provision ($374 million). Net earnings increased $213 million (14.9%) in the third quarter of 1996 over the comparable 1995 period due to increased operating income ($332 million) and lower interest expense ($9 million), partially offset by a higher income tax provision ($128 million).

    Excluding the cumulative effect of accounting changes discussed below, earnings per share of $5.87 in the first nine months of 1996 increased by 17.9% over the comparable 1995 period, due to an increase in earnings and fewer shares outstanding. Similarly, net earnings per share of $2.01 in the third quarter of 1996 increased 17.5% as compared to the prior year. As a result of the Company's share repurchase program, the weighted average number of shares outstanding decreased to 824 million in the first nine months of 1996 from 844 million in the first nine months of 1995. The weighted average number of shares outstanding decreased to 818 million in the third quarter of 1996 from 839 million in the third quarter of 1995.

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

   As described in Note 3 to the Condensed Consolidated Financial Statements, effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption and application of SFAS No. 121 and SFAS No. 123 as of January 1, 1996 had no impact on the Company's financial position or results of operations for the three and nine months ended September 30, 1996.

    In October 1996, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which requires adoption by the Company as of January 1, 1997. The Company is currently evaluating SOP 96-1 and has not yet estimated the impact of adoption, if any.

OPERATING RESULTS BY BUSINESS SEGMENT
_____________________________________

TOBACCO
_______

BUSINESS ENVIRONMENT

   As discussed below, the tobacco industry, including PM Inc., the Company's domestic tobacco subsidiary, and Philip Morris International Inc. ("PMI"), the Company's international tobacco subsidiary, have faced, and continue to face, a number of issues which may adversely affect volume, operating revenues and operating income.

   In the United States, these issues include proposed federal regulatory controls (including, as discussed below, the issuance of final regulations by the United States Food and Drug Administration (the "FDA") which purport to regulate tobacco products as "drugs" or "medical devices"); actual and proposed excise tax increases; federal, state and local governmental and private restrictions on smoking (including restrictions imposed by airlines); new and proposed restrictions on tobacco manufacturing, marketing, advertising (including decisions by certain companies to limit or not accept tobacco advertising) and sales; new and proposed regulations to ban or severely restrict smoking in workplaces and in buildings permitting public access, to require substantial additional health warning and product content information on cigarette packages and in advertising, and to eliminate the tax deductibility of tobacco advertising and promotional costs; increased assertions of adverse health effects associated with both smoking and exposure to environmental tobacco smoke; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the purported adverse health effects associated with both smoking and exposure to environmental tobacco smoke; the diminishing social acceptance of smoking; increased pressure from anti-smoking groups; unfavorable press reports; governmental and grand jury investigations; private plaintiff class action litigation; and actions by states and local governments seeking Medicaid and health care reimbursement and existing and proposed laws to help facilitate such recoveries. See Note 2 to the Condensed Consolidated Financial Statements regarding certain litigation in which the Company and/or its subsidiaries (including PM Inc.) are defendants.

   In August 1996, the FDA issued final regulations purportedly designed to prevent minors from smoking. In the regulations, the FDA asserted that it has jurisdiction over nicotine as a "drug" and purports to regulate cigarettes as a "medical device" (a "nicotine delivery system") under the provisions of the Food, Drug and Cosmetic Act. The final regulations include severe restrictions on the distribution, marketing and advertising of cigarettes and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements applicable to medical devices and their manufacturers. For the most part, the regulations are scheduled to become effective on August 28, 1997. The FDA's assertion of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the final regulations and could adversely affect the volume, operating revenues and operating income of PM Inc. in amounts that cannot be determined. PM Inc. and other domestic cigarette manufacturers and an advertising firm have sued the FDA, seeking a judicial declaration that the FDA has no authority to regulate cigarettes and asking the court to permanently enjoin the FDA from enforcing its regulations. Similar suits have been filed against the FDA by manufacturers of smokeless tobacco products, by a trade association of cigarette retailers and by advertising agency associations. A hearing on plaintiffs' motion for summary judgment has been scheduled for February 1997. The outcome of the litigation challenging the FDA regulations cannot be predicted.

   In August 1996, the Governor of Massachusetts signed legislation that would require cigarette manufacturers to disclose, for cigarettes sold in the Common-wealth, the flavorings and other ingredients used in each brand of such cigarettes, and to provide "nicotine-yield ratings" for their products based on standards to be established by the Massachusetts Department of Public Health. PM Inc. and PMI believe that enforcement of the statute could require the disclosure of valuable proprietary information concerning their brands. PM Inc. and three other domestic cigarette manufacturers have filed suit in federal district court in Boston challenging the ingredient-disclosure provision of the legislation as preempted by the Federal Cigarette Labeling and Advertising Act and as violating the commerce, full faith and credit, due process and takings clauses of the U.S. Constitution. A hearing on plaintiffs' motion for summary judgment has been scheduled for December 3, 1996. The outcome of this lawsuit cannot be predicted. The enactment of this legislation may encourage efforts in other states to enact similar legislation.

   Some foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to control prices, to restrict imports, to propose disclosure of product ingredients, to impose maximum constituent levels and to discourage cigarette smoking.

   It is not possible to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes or to the tobacco industry generally.

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

   PM Inc. has received requests for information (including, in some cases, grand jury subpoenas or Civil Investigative Demands) in connection with governmental investigations of the tobacco industry, and is cooperating with respect to such requests. Certain present and former employees of PM Inc. have testified or have been asked to testify in connection with certain of these matters. The investigations are as follows:

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

   In July 1996, PMI learned of a criminal investigation of certain employees and officers of certain affiliates of PMI by the Criminal Prosecutors Office in Naples, Italy, regarding an alleged conspiracy to avoid the payment of taxes. Subsequently, PMI's Italian affiliate, Intertaba, s.p.a. ("Intertaba"), was served with tax assessments relating to value added taxes on royalties paid to affiliates of PMI by Amministrazione Autonoma Dei Monopoli di Stato, the Italian state cigarette monopoly, for the years 1989 to 1994. The aggregate amount of taxes alleged to be due, together with interest and penalties, is $104.5 million. PMI anticipates that Intertaba may receive further value added tax assessments for 1995 and 1996, as well as income tax assessments, the aggregate amount of which could be substantial. However, PMI and its affiliates believe they have complied with applicable Italian tax laws and intend to vigorously contest the assessments.

   Also in July 1996, an affiliate of PMI received a request for information from the Competition Directorate of the European Commission concerning the relationship of certain affiliates of PMI with the Italian state cigarette monopoly. PMI and its affiliates believe that they have acted in accordance with European Community law.

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

   Press reports have discussed a proposal to forge a comprehensive legislative solution to smoking and health claims against the tobacco industry. The Company did not initiate the proposal and believes it is unrealistic. The Company believes that any such legislation would involve significant and perhaps insurmountable difficulties in reconciling the views of many competing interests. However, the Company will explore all reasonable measures that may be in the best interests of its shareholders.

   A recent issue of the journal Science reported the results of a study that
                                 -------
suggest that a metabolite of a chemical found in cigarette smoke may be involved in a cellular mechanism leading to lung cancer. The Company believes that the study merits careful review.

   In addition to the foregoing, there is litigation pending against the Company and its subsidiaries which is discussed in Note 2 to the Condensed Consolidated Financial Statements. The Company's position with regard to this litigation is set forth therein.

1996 COMPARED WITH 1995


                                        For the Nine Months Ended September 30,
                                        ---------------------------------------
                                         Operating Revenues   Operating Income
                                         ------------------   ----------------
                                                      (in millions)
                                          1996      1995      1996     1995
                                         -------   -------   ------   ------

Domestic tobacco                         $ 9,251   $ 8,504   $3,131   $2,797

International tobacco                     18,586    16,200    3,225    2,726
                                         -------   -------   ------   ------

 Total                                   $27,837   $24,704   $6,356   $5,523
                                         =======   =======   ======   ======

   DOMESTIC TOBACCO. During the first nine months of 1996, PM Inc.'s operating revenues increased 8.8% over the comparable 1995 period, due to higher volume ($382 million), pricing ($305 million) and improved product mix ($60 million). Operating income for the first nine months of 1996 increased 11.9% over 1995, due to price increases, net of product cost increases ($253 million), higher volume ($238 million), improved product mix ($53 million) and lower fixed manufacturing expense ($88 million, due primarily to the costs of a product recall in the second quarter of 1995), partially offset by higher marketing, administration and research expense ($298 million).

   The premium and discount segments (based on shipments) accounted for approximately 71.5% and 28.5%, respectively, of domestic cigarette industry volume in the first nine months of 1996, versus approximately 69.7% for the premium segment and 30.3% for the discount segment in the first nine months of 1995.

   PM Inc.'s volume (based on shipments) for the first nine months of 1996 was
172.2 billion units, an increase of 4.6% over 1995, compared with an industry increase of 0.5%, over the comparable period in 1995. While 1996 industry volume increased, due in part to one extra shipping day in 1996, PM Inc. estimates that, over the long-term, industry shipments should continue to decline at their historical average of 1% to 2% per annum.

   PM Inc.'s market share (based on shipments) for the first nine months of 1996 was 47.6%, an increase of 1.8 share points from the first nine months of 1995. In the premium segment, volume in PM Inc.'s brands increased 6.7%, compared with a

3.1% increase for the industry, resulting in a premium segment share of 56.1%, an increase of 1.9 share points from the first nine months of 1995. Marlboro volume was up 9.3 billion units (8.7%) for a 32.1% share of the total industry, an increase of 2.4 share points from 1995. In the discount segment, PM Inc.'s shipments decreased 5.6%, to 27.2 billion units, in the first nine months of 1996 compared with an industry decline of 5.4%, resulting in a discount segment share of 26.4%, unchanged from the first nine months of 1995.

   Retail sales data (compiled by the A.C. Nielsen Company) indicate PM Inc. and Marlboro market shares of 49.3% and 33.2%, respectively, in the first nine months of 1996, compared with 47.1% and 30.4%, respectively, in the first nine months of 1995. The market share for PM Inc.'s other premium brands as a group was 9.0% in 1996, up slightly from the comparable period in 1995. In the discount segment, Basic increased its segment share to 17.3%, an increase of 1.8 share points from the first nine months of 1995.

   PM Inc. cannot predict change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, market share (based on shipments) or retail market share.

   During the second quarter of 1996, PM Inc. implemented a $2.00 per thousand cigarettes increase in the price of its domestic premium and discount brands. PM Inc. previously increased the price of its domestic brands by $1.50 per thousand cigarettes in the second quarter of 1995.

   INTERNATIONAL TOBACCO. During the first nine months of 1996, tobacco operating revenues of PMI increased 14.7%, due primarily to higher foreign excise taxes ($1.2 billion, including those for previously unconsolidated and newly acquired subsidiaries), favorable volume/mix ($831 million) and pricing ($308 million), and the impact of previously unconsolidated and newly acquired subsidiaries ($240 million, excluding excise taxes), partially offset by unfavorable currency movements ($204 million). Operating income increased 18.3%, due primarily to favorable volume/mix ($416 million) and pricing ($308 million), partially offset by unfavorable currency movements ($121 million) and higher marketing, administration and research costs.

   Total international volume grew 54.1 billion units (11.7%) in the first nine months of 1996 over the comparable 1995 period to 517.8 billion units. Volume includes local brands manufactured by ZPT-Krakow, a Polish cigarette manufacturer, in which PMI acquired a controlling interest during the first quarter of 1996. Volume advanced in most major markets, including Germany, Italy, Spain, the Benelux countries, Eastern Europe, the Middle East, Turkey, Japan, Korea, Singapore and Argentina. Volume continued to decline in Mexico, as consumers continued to trade down to lower-priced brands.

   PMI's market shares also rose in most major markets, with significant increases recorded in Germany, Italy, Spain, the Benelux countries, Switzerland, Turkey, Japan, Korea, Singapore and Hong Kong.


                                        For the Three Months Ended September 30,
                                        ----------------------------------------
                                         Operating Revenues   Operating Income
                                         ------------------   ----------------
                                                      (in millions)
                                            1996     1995      1996    1995
                                           ------   ------   ------   ------

Domestic tobacco                           $3,284   $2,928   $1,098   $  972

International tobacco                       6,213    5,505    1,128      949
                                           ------   ------   ------   ------

  Total                                    $9,497   $8,433   $2,226   $1,921
                                           ======   ======   ======   ======

   DOMESTIC TOBACCO. During the third quarter of 1996, PM Inc.'s operating revenues increased 12.2% over the comparable 1995 period, due to higher volume ($221 million), pricing ($111 million) and improved product mix ($24 million). Operating income for the 1996 third quarter increased 13.0% from 1995, due to higher volume ($139 million), price increases, net of product cost increases ($91 million) and improved product mix ($20 million), partially offset by higher marketing, administration and research costs ($108 million) and higher fixed manufacturing expense ($16 million).

   The premium and discount segments (based on shipments) accounted for approximately 71.9% and 28.1%, respectively, of domestic cigarette industry volume in the third quarter of 1996, versus approximately 69.8% for the premium segment and 30.2% for the discount segment in the third quarter of 1995.

   PM Inc.'s volume (based on shipments) for the third quarter of 1996 was 60.4 billion units, an increase of 7.8% over 1995, compared with an industry increase of 2.1%, from the comparable period in 1995. A portion of the volume gain was due to a favorable comparison against 1995's third quarter, when three major factors reduced volume: wholesalers shifted a portion of 1995 third quarter shipments to the second quarter in advance of an extended July 4th holiday weekend; distributor buying patterns resulted in lower 1995 third quarter-end wholesaler inventories; and the 1995 third quarter had one less shipping day. While industry volume grew in the third quarter of 1996 from the comparable 1995 period, due primarily to the previously-discussed favorable comparison, PM Inc. estimates that, over the long-term, industry shipments should continue to decline at their historical average of 1% to 2% per annum.

   PM Inc.'s market share (based on shipments) for the third quarter of 1996 was 48.1%, an increase of 2.5 share points from the third quarter of 1995. In the premium segment, volume in PM Inc.'s brands increased 10.7%, compared with a 5.1% increase for the industry, resulting in a premium segment share of 56.6%, an increase of 2.8 share points from the third quarter of 1995. Marlboro volume was up 4.7 billion units (13.0%) for a 32.8% share of the total industry, an increase of 3.2 share points from 1995. In the discount segment, PM Inc.'s shipments decreased 5.9%, to 9.3 billion units, in the third quarter of 1996 compared with an industry decline of 4.9%, resulting in a discount segment share of 26.3%, a decrease of 0.3 share points from the third quarter of 1995.

   Retail sales data (compiled by the A.C. Nielsen Company) indicate PM Inc. and Marlboro market shares of 49.7% and 33.7%, respectively, in the third quarter of 1996, compared with 47.1% and 30.6%, respectively, in the third quarter of 1995. The market share for PM Inc.'s other premium brands as a group was 9.0% in 1996, up slightly from the comparable period in 1995. In the discount segment, Basic increased its segment share 1.8 points, to 17.7%, in the third quarter of 1996.

   PM Inc. cannot predict change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, market share (based on shipments) or retail market share.

   INTERNATIONAL TOBACCO. During the third quarter of 1996, tobacco operating revenues of PMI increased 12.9%, due to higher foreign excise taxes ($325 million, including those for previously unconsolidated and newly acquired subsidiaries), favorable volume/mix ($299 million) and pricing ($162 million), and the impact of previously unconsolidated and newly acquired subsidiaries ($75 million, excluding excise taxes), partially offset by unfavorable currency movements ($153 million). Operating income increased 18.9% due primarily to favorable pricing ($162 million) and volume/mix ($140 million), partially offset by unfavorable currency movements ($72 million) and higher marketing, administration and research costs.

   Total international volume grew 15.8 billion units (9.8%) in the third quarter of 1996 over the comparable 1995 period to 177.1 billion units. Volume includes local brands manufactured by ZPT-Krakow, a Polish cigarette manufacturer, in which PMI acquired a controlling interest during the first quarter of 1996. Volume advanced in virtually all major markets, including Germany, Italy, Spain, the Benelux countries, Eastern Europe, the Middle East, Turkey, Japan and Argentina. Volume continued to decline in Mexico, as consumers continued to trade down to lower-priced brands.

   PMI's market shares rose in most major markets, with significant increases in Germany, Italy, Spain, the Benelux countries, Switzerland, Turkey, Japan, Korea, Singapore and Hong Kong.

FOOD
____

BUSINESS ENVIRONMENT

   Several steps have been taken to build the value of premium brands, reduce costs and increase profitability in the food businesses. Effective January 1995, the North American food business was reorganized to combine the operations of Kraft USA and General Foods USA. The combined organization, named Kraft Foods, Inc. ("Kraft"), has streamlined operations and improved effectiveness and customer response. In December 1995, the international food business, Kraft Foods International, Inc. ("KFI"), was realigned to capitalize on future growth opportunities and reorganized into separate regional units: Western Europe; Northern Europe; Central and Eastern Europe, Middle East and Africa; and Asia/Pacific. In Latin America, where certain subsidiaries and affiliates of PMI manufacture and market a wide variety of food products, PMI acquired nearly all of the remaining voting shares of Industrias de Chocolate Lacta S.A. ("Lacta"), a Brazilian chocolate confectionery company, in the second quarter of 1996.

   Kraft and KFI have sold certain non-strategic businesses. In 1995, Kraft sold its bakery and margarine businesses during the fourth quarter, its specialty oils, marshmallows and caramels businesses during the third quarter and substantially all of the distribution businesses of Kraft Foodservice during the first quarter. In addition, KFI sold several smaller international food businesses in 1995.

   During 1996, Kraft and KFI have continued to realign their portfolios of businesses and focus on higher-margin premium products. During the third quarter of 1996, KFI recorded gains of $70 million, primarily on the sales of its margarine businesses in the U.K. and Italy. KFI also recorded a charge for cost reduction initiatives during the quarter. The net impact of these items was immaterial to 1996 third quarter results of operations. KFI has also negotiated an agreement to sell Malaco, a Scandinavian sugar confectionery business, subject to government approval; the sale may be completed in the fourth quarter of 1996. In addition, Kraft and KFI have sold several smaller food businesses in 1996. These divestitures are not expected to have a material effect on their 1996 or future results of operations.

   Both Kraft and KFI have been affected by green coffee bean cost volatility, which began with frosts in Brazil in 1994. Throughout 1995, green coffee bean prices remained volatile, significantly affecting consumer buying patterns and leading to intense price competition among coffee companies in some markets. In 1996, intense competition has continued as green coffee bean prices declined. The green coffee bean price decline has lowered 1996 operating revenues as prices charged to consumers have been reduced. Kraft has also been affected by record high cheese commodity costs, as well as other higher dairy commodity costs, arising from low U.S. milk production. The increased commodity costs have led to an increase in prices charged to consumers. Additionally, Kraft's cereal business has been affected by intense price competition from low-priced brands. In response, Kraft implemented price reductions and simplified couponing of its cereal products. Several competitors followed with similar pricing strategies.

1996 COMPARED WITH 1995


                                        For the Nine Months Ended September 30,
                                        ---------------------------------------
                                         Operating Revenues   Operating Income
                                         ------------------   ----------------
                                                      (in millions)
                                          1996      1995      1996     1995
                                         -------   -------   ------   ------

North American food                      $12,509   $13,913   $2,062   $2,022

International food                         8,379     8,037      847      812
                                         -------   -------   ------   ------

 Total                                   $20,888   $21,950   $2,909   $2,834
                                         =======   =======   ======   ======

   NORTH AMERICAN FOOD. During the first nine months of 1996, operating revenues decreased 10.1% from the comparable 1995 period, due to the impact of divestitures ($1.9 billion), product mix ($93 million) and pricing ($56 million), partially offset by volume increases in on-going operations ($608 million) and the impact of acquisitions ($46 million). Operating income increased 2.0% over the comparable 1995 period due primarily to volume increases in on-going operations ($337 million), partially offset by net price reductions and net cost increases ($135 million), the impact of divestitures ($107 million) and product mix ($71 million). The effect of pricing on 1996 operating revenues was due primarily to price reductions in coffee and cereals, partially offset by price increases in cheese. The effect of net price reductions on 1996 operating income was due primarily to price reductions in cereals. The effect of net cost increases on 1996 operating income was due primarily to higher cheese commodity costs.

   Excluding operating results of the divested businesses discussed above, North American food operating revenues and operating income increased 4.5% and 7.7%, respectively, in the first nine months of 1996 compared with the comparable 1995 period.

   Significant volume gains were achieved in beverages, on the strength of ready-to-drink and powdered products; desserts, due to strength in packaged and refrigerated products, as well as the acquisition of a shelf-stable pudding product line in the fourth quarter of 1995; and frozen pizza, helped by new product introductions and geographic market expansion. Volume also increased in coffee, aided by sales of premium-priced line extensions, and processed meats, with growth in lunch combinations, driven by product introductions. Volume increased in cereals in the first nine months of 1996, due primarily to product introductions and Kraft's implementation of price reductions and simplified couponing in the second quarter.

   INTERNATIONAL FOOD. Operating revenues for the first nine months of 1996 increased 4.3% over the first nine months of 1995, due to higher volume ($121 million, reflecting an additional selling week in 1996) and the consolidation of previously unconsolidated operations in emerging markets ($448 million), the impact of acquisitions ($31 million), partially offset by pricing ($175 million, primarily coffee) and the impact of divestitures ($77 million). Operating income during the first nine months of 1996, which included the results from an extra selling week, increased 4.3% over the comparable 1995 period reflecting higher volume ($60 million), cost decreases, net of price reductions ($35 million), and the consolidation of previously unconsolidated operations in emerging markets ($30 million), partially offset by higher marketing, administration and research costs ($97 million, primarily higher marketing costs partially offset by lower administration costs).

   During the first nine months of 1996, several small international businesses were sold, and margarine businesses in the U.K. and Italy were sold at gains. In addition, a charge was recorded for cost reduction initiatives. The net impact of these items was not material to operating income.

   Higher international food volume was due primarily to the consolidation of previously unconsolidated businesses, an extra selling week in the first quarter and growth in a number of developing markets. KFI's coffee volume increased in all regions during the first nine months of 1996 over the first nine months of 1995, particularly in several key markets such as Germany and France, KFI's largest coffee markets. Although volume gains in coffee were realized during the first nine months of 1996, volume related earnings gains were not realized due to continued intense competition and higher coffee margins in 1995. KFI's confectionery volume increased, especially in the emerging markets of Central and Eastern Europe but volume declined in several Western and Northern European markets. KFI's cheese and grocery volumes were down, due to divestitures of businesses, lower sliced beef sales in Italy and the effects of a peanut butter recall in Australia. Price competition remains intense in all international food categories and may continue to have an unfavorable impact on volume and operating income during 1996. Latin America volume was higher on strong sales of powdered soft drinks throughout the region.


                                        For the Three Months Ended September 30,
                                        ----------------------------------------
                                         Operating Revenues   Operating Income
                                         ------------------   ----------------
                                                      (in millions)
                                            1996      1995     1996    1995
                                           ------    ------    ----    ----

North American food                        $4,062    $4,366    $642    $635

International food                          2,648     2,635     299     286
                                           ------    ------    ----    ----
  Total                                    $6,710    $7,001    $941    $921
                                           ======    ======    ====    ====

   NORTH AMERICAN FOOD. During the third quarter of 1996, operating revenues decreased 7.0% from the comparable 1995 period, due primarily to the impact of divestitures ($465 million), product mix ($41 million) and pricing ($6 million), partially offset by volume increases in on-going operations ($172 million), the impact of acquisitions ($24 million) and currency movements ($12 million). Operating income increased 1.1% over the comparable 1995 period, due primarily to volume increases in on-going operations ($95 million) and lower marketing, administrative and research expenses ($65 million), partially offset by net price reductions and net cost increases ($90 million), the impact of divestitures ($48 million) and product mix ($22 million). The effect of pricing on 1996 operating revenues was due primarily to price reductions in coffee and cereals, partially offset by price increases on cheese. The effect of net price reductions on 1996 operating income was due primarily to price reductions in cereals. The effect of net cost increases on 1996 operating income was due primarily to higher cheese commodity costs.

   Excluding operating results of divested businesses, discussed above, North American food operating revenues and operating income increased 4.1% and 9.4%, respectively, in the third quarter of 1996 compared with the comparable 1995 period.

   Significant volume gains were achieved in beverages, on the strength of ready-to-drink products; desserts, due to refrigerated desserts, frozen toppings and the acquisition of a shelf-stable pudding product line in the fourth quarter of 1995; and frozen pizza, helped by new product introductions and geographic market expansion. Volume gains were also realized in processed meats, driven by hot dogs and lunch combinations, which were aided by new product introductions, coffee, aided by sales of premium-priced line extensions and meals, benefiting from dinners and sales from Taco Bell grocery products, acquired in the third quarter of 1996. Volume also increased in the cereals business, as consumers responded to price reductions and new product introductions. Cheese volume was down slightly for the quarter, reflecting weakness in the process cheese category as a result of commodity-driven price increases.

   INTERNATIONAL FOOD. Operating revenues for the third quarter of 1996 increased 0.5% compared to the third quarter of 1995, due to the consolidation of previously unconsolidated operations in emerging markets ($86 million), higher volume ($59 million) and the impact of acquisitions ($25 million), partially offset by pricing ($69 million, reflecting lower coffee prices and continued intense price competition in Western Europe), currency movements ($51 million) and the impact of divestitures ($37 million). Operating income increased 4.5% over the comparable 1995 period reflecting higher volume ($20 million) and cost decreases, net of price reductions ($8 million), partially offset by higher marketing, administration and research costs ($8 million, primarily higher marketing costs partially offset by lower administration costs), currency movements ($4 million) and the impact of divestitures ($3 million).

   During the third quarter of 1996, margarine businesses in the U.K. and Italy were sold at gains. In addition, a charge was recorded for cost reduction initiatives. The net impact of these items was not material to operating income.

   KFI's coffee volumes increased in the third quarter of 1996 due primarily to higher shipments of premium priced coffee in France and new product introductions in Germany, KFI's largest coffee markets. KFI's confectionery volumes also increased in the third quarter of 1996 reflecting increases in Western Europe. KFI's cheese and grocery volume decreased in the third quarter reflecting the sale of several small international food businesses in 1995, price competition, lower sliced beef volume in Italy and the effect of a peanut butter recall in Australia, partially offset by higher volume in the United Kingdom, China and the Philippines.

   Volume in Latin America increased in the third quarter of 1996 due to the second quarter acquisition of nearly all of the remaining voting shares, and subsequent consolidation, of Lacta, as discussed above, and on the strength of powdered soft drinks in Argentina, Brazil and Puerto Rico. These increases were partially offset by lower confectionery volume in Argentina and Brazil (excluding Lacta) and lower ice cream volume in Brazil.

BEER
____

Nine Months ended September 30

   Operating revenues of Miller Brewing Company ("Miller") for the first nine months of 1996 increased $22 million (0.6%) from the comparable 1995 period, due to price/mix improvements ($109 million) and the impact of acquisitions ($6 million), partially offset by lower volume ($93 million). Operating income decreased $6 million (1.5%) from the comparable 1995 period, due to lower volume ($39 million) and unfavorable fixed manufacturing expenses ($16 million), partially offset by price/mix improvements ($28 million) and lower marketing, administration and research costs ($21 million). During the first quarter of 1996, Miller recorded its share of a restructuring charge at 20%-owned Molson Canada. In the second quarter of 1996, Miller realized the benefit of lower than anticipated costs for integrating Molson USA's operations. The net impact of these items was not material to Miller's operating income for the nine months ended September 30, 1996.

   Miller's 1996 first nine months total shipment volume of 34.5 million barrels decreased 2.6% from the comparable 1995 period, reflecting decreased shipments of premium-priced and budget-priced brands. Shipments of premium-priced beers accounted for 82.6% of shipments in the first nine months of 1996 compared with 81.8% in the first nine months of 1995. Lower volume was due to continued intense competition, softness in most of Miller's major brands and unseasonably cool weather during the second quarter in Miller's key northern United States markets. Miller currently estimates that shipments for the full year will be lower than 1995 shipments.

Quarter Ended September 30

   Operating revenues of Miller for the third quarter of 1996 decreased $45 million (3.9%) from the comparable 1995 period, due primarily to volume decreases ($77 million), partially offset by price/mix improvements ($30 million). Operating income decreased by $2 million (1.7%) from the comparable 1995 period, due to lower volume ($32 million) and unfavorable fixed manufacturing expenses ($5 million), partially offset by price/mix improvements ($3 million) and lower marketing, administration and research costs ($32 million). During the third quarter, Miller took a number of actions intended to restore growth and streamline its organization. These included the announced elimination of approximately 500 salaried positions, to take effect in November. The Company's accrued liability for postemployment benefits is adequate to provide for this workforce reduction.

   Miller's 1996 third quarter total shipment volume of 11.4 million barrels decreased 6.5% from the comparable 1995 period, reflecting softness in most of Miller's major brands and reductions in distributor inventory levels during the quarter.

FINANCIAL SERVICES AND REAL ESTATE
__________________________________

Nine Months ended September 30

   For the first nine months of 1996, operating revenues from financial services and real estate operations decreased 4.9%, and operating income increased 15.8% from the first nine months of 1995, reflecting growth from the financial services operations of Philip Morris Capital Corporation ("PMCC") partially offset by lower results from the real estate operations of Mission Viejo Company ("MVC"). Higher financial services operating revenues and operating income reflect the continued growth and profitability of PMCC's leasing and structured finance portfolio. Operating revenues and income from real estate operations decreased from 1995 levels, due primarily to reduced residential land sales, partially offset by improved business properties sales volume.

Quarter Ended September 30

   For the third quarter of 1996, operating revenues from financial services and real estate operations decreased 3.3% from the third quarter of 1995, and operating income increased 25.6% from the third quarter of 1995, reflecting growth from PMCC's financial services and MVC's real estate operations. Higher financial services operating revenues and operating income reflect growth and profitability from continuing and new investments in PMCC's leasing and structured finance portfolio. Operating income from real estate operations increased from 1995 levels, due primarily to higher land sales volume.

FINANCIAL REVIEW
________________

Net Cash Provided by Operating Activities
_________________________________________

   During the first nine months of 1996, cash provided by operating activities was $4.5 billion, $85 million higher than during the first nine months of 1995. The increase was due primarily to higher net earnings, partially offset by increased investments in working capital.

Net Cash Used in Investing Activities
_____________________________________

   During the first nine months of 1996, cash used in investing activities was $1.6 billion, compared with $358 million used during the comparable 1995 period. The change is due primarily to cash used for the acquisitions in 1996 (primarily for controlling interests in ZPT-Krakow, a Polish cigarette manufacturer, and Lacta, a Brazilian chocolate confectionery company) compared with cash received in 1995 from the sales of North American food businesses.

Net Cash Used in Financing Activities
_____________________________________

   During the first nine months of 1996, the Company's net cash used in financing activities was $3.5 billion, compared with $3.4 billion used during the comparable 1995 period. In the first nine months of 1996 and 1995, cash was used to repurchase and pay dividends on common stock. In 1996, increases in stock repurchases and dividends paid were partially offset by net proceeds from debt.

Debt
____

   The Company's total debt was $16.5 billion and $15.8 billion at September 30, 1996 and December 31, 1995, respectively. Total consumer products debt increased $796 million in the first nine months of 1996, due primarily to the net issuance of long-term debt. At September 30, 1996, short-term borrowings of $2.8 billion were reclassified as long-term debt based upon the Company's intent and ability to refinance such debt under an $8 billion revolving bank credit agreement that expires in 2000. The Company may continue to refinance long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

   The Company operates internationally, with manufacturing and sales facilities in various locations around the world. The Company continually evaluates its foreign currency net asset exposure (primarily the Swiss franc, German mark, Swedish krona, Canadian dollar and Norwegian krone) based on current market conditions and business strategies. It acts to manage such exposure, when deemed prudent, through various hedging transactions. The Company has entered into currency and related interest rate swap agreements to manage exposure to currency movements. The aggregate notional principal amounts of these agreements outstanding was $2.0 billion at September 30, 1996 and December 31, 1995, of which $1.1 billion and $1.5 billion related to consumer products debt at September 30, 1996 and December 31, 1995, respectively.

   The Company enters into forward exchange contracts, for purposes other than trading, to reduce the effects of fluctuating foreign currency on foreign currency denominated assets, liabilities, commitments and short-term intercompany transactions. At September 30, 1996 and December 31, 1995, the Company had forward exchange contracts, with maturities of less than one year, of $2.1 billion and $1.2 billion, respectively.

Equity and Dividends
____________________

   During the first nine months of 1996, the Company repurchased 21.7 million shares of its common stock at an aggregate cost of $2.1 billion. These purchases were made pursuant to the Company's repurchase program, announced in 1994, to purchase up to $6 billion of its common stock in the open market.
These repurchases, net of 6.0 million shares issued under the Company's stock option and stock awards plan in the first nine months of 1996, resulted in lower average shares outstanding. Through September 30, 1996, cumulative purchases under the program totaled 57.2 million shares at a cost of $4.6 billion.

   At September 30, 1996, the ratio of consumer products debt to total equity was 1.06, compared with 1.03 at December 31, 1995. The Company's ratio of total debt to total equity at September 30, 1996 was 1.15 compared with 1.13 at December 31, 1995. The increase in these ratios primarily reflects net issuance of short-term borrowings and long-term debt, partially offset by an increase in stockholders' equity, due primarily to net earnings partially offset by share repurchases, dividends declared and currency translation adjustments.

   Dividends paid in the first nine months of 1996 were 18.2% higher than in the first nine months of 1995, reflecting an increase in dividends declared, partially offset by fewer shares outstanding. On August 28, 1996, the Board of Directors increased the Company's quarterly dividend rate to $1.20 per share, a 20.0% increase, resulting in an annualized dividend rate of $4.80 per share.

Cash and Cash Equivalents
_________________________

   Cash and cash equivalents, primarily representing cash earned and retained outside of North America, was $459 million at September 30, 1996, compared with $1.1 billion at December 31, 1995. Cash earned and retained outside of North America is used for new investments, normal working capital requirements, the payment of foreign excise taxes and dividend repatriation. The decrease in cash and cash equivalents primarily reflects these uses of cash during the quarter.

   At September 30, 1996, PMI had not received payment of certain cigarette-related invoices from the Italian state cigarette monopoly, which distributes cigarettes in Italy. Payment of the overdue invoices was received in October, bringing the monopoly current in its financial obligation to PMI and its affiliates for their shipments.

Contingencies
_____________

   See Note 2 to the Condensed Consolidated Financial Statements for discussion of contingencies. Reference is made to Item 1 (c) "Other Matters - Forward-Looking and Cautionary Statements" of the Company's 1995 Annual Report on Form 10-K regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in Item 2 of this Form 10-Q.

                          Part II -- OTHER INFORMATION


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

         27     Financial Data Schedule.

   (b) Reports on Form 8-K. During the quarter for which this report is filed, the Registrant filed a Current Report on Form 8-K, dated September 20, 1996. The Form 8-K incorporated by reference a Prospectus and Prospectus Supplement each dated September 19, 1996 (Registration Statement No. 33-49195). The Prospectus and Prospectus Supplement were filed in connection with the Registrant's offering of $650 million aggregate principal amount of its 7 1/4% Notes Due 2001.

___________

                                   Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            PHILIP MORRIS COMPANIES INC.


BY
            /s/ Louis C. Camilleri
            Louis C. Camilleri, Senior Vice President and
            Chief Financial Officer

DATE        November 13, 1996