Form 10-K405
period 1996-12-31
PHILIP MORRIS COMPANIES INC
filed 1997-03-11
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 1-8940

                          PHILIP MORRIS COMPANIES INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    VIRGINIA

                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   13-3260245

                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        120 PARK AVENUE, NEW YORK, N.Y.

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     10017

                                   (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-880-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                              TITLE OF EACH CLASS

                           Common Stock, $1 par value
                            NAME OF EACH EXCHANGE ON
                                WHICH REGISTERED

                            New York Stock Exchange

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                            ------------------------

    At March 6, 1997, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $107.8 billion. At such date, there were 809,597,699 shares of the registrant's Common Stock outstanding.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's annual report to stockholders for the year ended December 31, 1996, are incorporated in Part I, Part II and Part IV hereof and made a part hereof. The registrant's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 24, 1997, is incorporated in Part III hereof and made a part hereof.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(A) GENERAL DEVELOPMENT OF BUSINESS

                                    GENERAL

    Philip Morris Companies Inc. is a holding company whose principal wholly-owned subsidiaries, Philip Morris Incorporated, Philip Morris International Inc., Kraft Foods, Inc., and Miller Brewing Company, are engaged in the manufacture and sale of various consumer products. A wholly-owned subsidiary of the Company, Philip Morris Capital Corporation, engages in various financing and investment activities. As used herein, unless the context indicates otherwise, the term "Company" means Philip Morris Companies Inc. and its subsidiaries. The Company is the largest consumer packaged goods company in the world.*

    Philip Morris Incorporated ("PM Inc."), which conducts business under the trade name "Philip Morris U.S.A.," and its subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes. PM Inc. is the largest cigarette company in the United States. Philip Morris International Inc. ("Philip Morris International") is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes) internationally. A subsidiary of Philip Morris International is the leading United States exporter of cigarettes. MARLBORO, the principal cigarette brand of these companies, has been the world's largest-selling cigarette brand since 1972. Certain subsidiaries and affiliates of Philip Morris International manufacture and sell a wide variety of food products in Latin America.

    Kraft Foods, Inc. ("Kraft"), is the largest processor and marketer of retail packaged foods in the United States. A wide variety of cheese, processed meat products, coffee and grocery products are manufactured and marketed in the United States and Canada by Kraft. Subsidiaries and affiliates of Kraft Foods International, Inc. ("Kraft Foods International"), a subsidiary of Kraft, manufacture and market coffee, confectionery, cheese, grocery and processed meat products in Europe and the Asia/Pacific region.

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

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    In 1996, the Company's significant industry segments were tobacco products (principally cigarettes), food products, beer, and financial services and real estate. Operating revenues, operating profit (together with a reconciliation to operating income) and identifiable assets attributable to each such segment for each of the last three years are set forth in Note 10 to the Company's consolidated financial statements and are incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1996 (the "1996 Annual Report").

    In 1996, operating profit from tobacco products was approximately 67% of the Company's total operating profit (up from 65% in 1995), with PM Inc. and Philip Morris International contributing 34% and 33%, respectively (compared with 34% and 31%, respectively, in 1995). Food products, beer, and

------------------------

* References to the Company's competitive ranking in its various businesses are based on sales data or, in the case of cigarettes and beer, shipments, unless otherwise indicated.

financial services and real estate accounted for approximately 27%, 4% and 2%, respectively, of the Company's total operating profit in 1996 (compared with 29%, 4% and 2%, respectively, in 1995).

(C) NARRATIVE DESCRIPTION OF BUSINESS

                                TOBACCO PRODUCTS

    PM Inc. manufactures, markets and sells cigarettes in the United States (including military sales). Subsidiaries and affiliates of Philip Morris International and their licensees manufacture, market and sell tobacco products outside the United States and export tobacco products from the United States.

DOMESTIC TOBACCO PRODUCTS

    PM Inc. is the largest tobacco company in the United States, with total cigarette shipments in the United States of 230.8 billion units in 1996 (an increase of 4.1% from 1995), accounting for 47.8% of the cigarette industry's total estimated shipments in the United States (an increase of 1.7 share points from 1995). The industry's estimated cigarette shipments in the United States increased by 0.4% in 1996, compared with 1995, due to two additional shipping days in 1996 and distributor buying patterns. While PM Inc. cannot predict future growth rates, it believes that, over the long term, the United States industry's shipments will continue to decline in line with their historical average decline of 1% to 2% per annum. The following table sets forth the industry's estimated cigarette shipments in the United States, PM Inc.'s shipments and its share of United States industry shipments:

YEARS ENDED                                                                             PM INC.
DECEMBER 31                                             INDUSTRY*     PM INC.     SHARE OF INDUSTRY*
-----------------------------------------------------  -----------  -----------  ---------------------
                                                         (IN BILLIONS OF UNITS)
                                                                                          (%)

1996.................................................       483.3        230.8              47.8
1995.................................................       481.1        221.8              46.1
1994.................................................       489.6        219.4              44.8

    PM Inc.'s major premium brands are MARLBORO, BENSON & HEDGES, MERIT, VIRGINIA SLIMS and PARLIAMENT. Its principal discount brands are BASIC and CAMBRIDGE. All of its brands are marketed to satisfy differing preferences of adult smokers. PM Inc. has been the leading cigarette company in the United States market since 1983.+ MARLBORO is the largest selling cigarette brand in the United States, with shipments of 156.2 billion units in 1996 (up 7.8% from 1995), equating to 32.3% of the United States market (up from 30.1% in 1995).

    In 1996, the premium and discount segments accounted for approximately 71.6% and 28.4%, respectively, of domestic cigarette industry volume, versus approximately 70% and 30%, respectively, in 1995, reflecting a continued shift to the higher-margin premium segment, which began in the second half of 1993.

    In 1996, PM Inc.'s share of the premium segment was 56.3%, an increase of
1.9 share points over 1995. Shipments of premium cigarettes accounted for 84.4% of PM Inc.'s 1996 volume, up from 82.7% in 1995. In 1996, United States industry shipments within the discount segment declined 4.9% from 1995 levels; PM Inc.'s 1996 shipments within this category declined 6.3%, resulting in a share of 26.2% of the discount segment (down 0.4 share points from 1995).

    PM Inc. cannot predict future change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, market share (based on shipments) or retail market share.

------------------------
* Source: Wheat, First Securities, Inc., publishers of The Maxwell Consumer Report.

+   Source: The Maxwell Consumer Report (issued by Wheat, First Securities,
    Inc.).

INTERNATIONAL TOBACCO PRODUCTS

    Philip Morris International's total cigarette shipments grew 11.3% in 1996, to approximately 660 billion units, including approximately 17 billion units of local Polish brands acquired in 1996 (see discussion below). Philip Morris International's share of the world cigarette market (excluding the United States) was approximately 13% in 1996, up from approximately 12% in 1995. Philip Morris International estimates that world cigarette industry unit shipments (excluding the United States) were approximately 5.1 trillion units in 1996, which represents a compounded annual increase of approximately 1% per year over the last five years. Philip Morris International estimates that the American-style segment of the world market (excluding the United States), of which it accounts for approximately 36%, has increased at a compounded annual rate of more than 3% per year over the last five years. It also estimates that the American-style segment constituted approximately 32% of the world cigarette market (excluding the United States) in 1996, up from approximately 31% in 1995. Unit sales of Philip Morris International's principal brand, MARLBORO, increased 9.2% in 1996 over 1995, to 302.2 billion units, nearly 6% of the world cigarette market (excluding the United States).

    Philip Morris International has a cigarette market share of at least 15%--and in a number of instances substantially more than 15%--in more than 40 markets, including Argentina, Australia, Belgium, the Canary Islands, the Czech Republic, Finland, France, Germany, Hong Kong, Italy, Japan, the Netherlands, the Philippines, Poland, Singapore, Spain, Switzerland and Turkey. Philip Morris International's leading international brands are MARLBORO, L&M, PHILIP MORRIS, BOND STREET, CHESTERFIELD, LARK, PARLIAMENT, MERIT and VIRGINIA SLIMS.

    In 1996, Philip Morris International increased capacity and improved productivity through various acquisitions and capital projects. During the year, Philip Morris International acquired a controlling interest in Poland's largest tobacco company, Zaklady Przemyslu Tytoniowego w Krakowie S.A. Also in 1996, Philip Morris International began exports for selected Asian markets from its newly completed leaf-processing facility in Malaysia, and expanded its infrastructure by investing in manufacturing and distribution facilities in Europe and by opening additional sales and representative offices in Eastern Europe. In January 1997, Philip Morris International acquired a controlling interest in Tabaqueira-Empresa Industrial de Tabacos, S.A., Portugal's formerly state-owned tobacco company.

TAXES, LEGISLATION, REGULATION AND OTHER MATTERS REGARDING TOBACCO AND SMOKING

    The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect volume, operating revenues and operating profit of PM Inc., Philip Morris International and the Company. These issues include tax increases, health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke ("ETS"), governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, decreasing social acceptance of smoking, increased pressure from anti-smoking groups and unfavorable press reports.

    Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes, last increased in 1993, is $12 per 1,000 cigarettes ($0.24 per pack of 20 cigarettes). Recently, several measures have been proposed to increase the federal excise tax on cigarettes. In general, excise taxes, sales taxes and other cigarette-related taxes levied by various states, counties and municipalities have been increasing, and additional increases have been proposed in a number of states. These taxes vary considerably and, when combined with the current federal excise tax, may be as high as $1.28 per pack.

    In the opinion of PM Inc. and Philip Morris International, past increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and Philip Morris International, and might cause shifts from the premium segment to the discount segment.

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

    In 1996, the journal SCIENCE reported the results of a study that suggest that a metabolite of a chemical found in cigarette smoke may be involved in a cellular mechanism leading to lung cancer. The Company believes that the study merits careful review.

    The Comprehensive Smoking Education Act (the "Smoking Education Act"), enacted in 1984, requires cigarette manufacturers and importers to include the following warning statements in rotating sequence on cigarette packages and in advertisements: "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy"; "SURGEON GENERAL'S WARNING:
Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, And Low Birth Weight"; and "SURGEON GENERAL'S WARNING:
Cigarette Smoke Contains Carbon Monoxide." The Smoking Education Act also covers the size and format of warnings on cigarette packages and in cigarette advertising, and prescribes a modified version of the warnings for outdoor billboard advertisements. In addition to the warning statements, pursuant to an agreement sanctioned by the Federal Trade Commission (the "FTC"), cigarette advertising in the United States must disclose the average "tar" and nicotine yields of the advertised brand or variety. The FTC is considering proposing changes to the existing method of measuring and disclosing "tar" and nicotine yields.

    Cigarette manufacturers and importers are also required to provide annually to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes, and the Secretary is directed to report to Congress concerning the health effects, if any, of such ingredients.

    Most of the cigarettes sold by Philip Morris International are sold in countries where warning statement requirements for cigarette packages have been adopted. In markets where such statements are not legally required, Philip Morris International's policy is to place the United States Surgeon General's warnings on all cigarette packages.

    Studies with respect to the alleged health risk to nonsmokers of ETS have received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. In January 1993, the United States Environmental Protection Agency (the "EPA") issued a report concluding, among other things, that ETS is a human lung carcinogen and that ETS increases certain health risks for young children. In June 1993, PM Inc. joined five other representatives of the tobacco manufacturing and related industries in a lawsuit against the EPA, seeking a declaration that the EPA does not have the authority to regulate ETS, and that, in view of the available scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's final risk assessment be declared arbitrary and capricious and ordered withdrawn. The outcome of this lawsuit cannot be predicted. The EPA report, together with adverse publicity on ETS, have resulted in the enactment of legislation and privately imposed limitations that restrict or ban cigarette smoking in certain public places and some places of employment. It has been reported that the International Agency for Research on Cancer of the World Health Organization is conducting research on ETS that may be published during 1997.

    Enactments by regulatory agencies and other governmental authorities, together with private initiatives, have restricted or prohibited smoking aboard certain common carriers, including domestic and certain international commercial airline flights, in certain public places and in some places of employment.

    In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could, as a practical matter, ultimately ban smoking in the workplace. Hearings on this proposed rule were held from September 1994 through March 1995. The period for post-hearing submissions on the proposed rule ended in February 1996. OSHA has not yet issued either a final rule or a proposed revised rule.

    Television and radio advertising of cigarettes is prohibited in the United States, and prohibited or restricted in many other countries. In June 1995, PM Inc. entered into a consent decree with the Department of Justice, pursuant to which it agreed to reposition its brand advertising at professional football, baseball, basketball and hockey arenas so as to minimize incidental television coverage.

    In June 1992, the Alcohol, Drug Abuse and Mental Health Act was reauthorized. This act requires states to adopt a minimum age of at least 18 for purchases of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In January 1996, regulations implementing this legislation were announced by the Department of Health and Human Services.

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

    In May 1996, PM Inc. proposed that comprehensive federal legislation be enacted to respond to concerns by the President and others regarding the use of tobacco products by minors. The proposed legislation would establish a federal minimum age of 18 for the sale of tobacco products, and would ban, restrict or otherwise limit the following, among other things: cigarette vending machines; tobacco product brand names, logos, characters and selling messages displayed on non-tobacco-related items such as hats or T-shirts; tobacco product sponsorship of events with significant youth audiences; outdoor advertisements for tobacco products within 1,000 feet of any playground or elementary or secondary school, including outward-facing window display advertising; advertisements for tobacco products in or on trains, buses, subways and taxis, and in terminals, stations, platforms or stops for these vehicles; and advertisements for tobacco products in youth-oriented publications. The proposed legislation would restrict youth access to tobacco products by calling for a ban on the sale of single cigarettes or packs with fewer than 20 cigarettes; requiring all tobacco sales to be face-to-face where proof of age can be verified for anyone appearing under age 21; mandating that tobacco products in retail establishments be displayed within the control or line of sight of an employee; banning sampling except in locations where minors are denied access; and requiring retailers and their employees to certify that they understand and will comply with minimum-age laws. To ensure compliance, the proposed legislation calls for penalties of up to $50,000 for violations by a tobacco manufacturer. The proposed legislation also calls for a $250 million contribution from the tobacco industry (based on market share) over a five-year period to assist the government and others in implementation and enforcement. The proposed legislation, which as of yet has not been introduced into either house of Congress, would preclude the United States Food and Drug Administration (the "FDA") from regulating tobacco products, except with respect to brands for which a manufacturer makes an express health claim to consumers.

    In August 1996, the FDA issued final regulations purportedly designed to reduce youth smoking. In the regulations, the FDA purports to exercise jurisdiction over cigarettes as a "medical device" (a "nicotine delivery system") under the provisions of the Food, Drug and Cosmetic Act. The final regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing, and other requirements applicable to medical devices and their manufacturers. For the most part, the regulations are scheduled to become effective on August 28, 1997. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the final regulations, and could adversely affect the volume, operating revenues and operating profit of PM Inc. in amounts that cannot be determined. PM Inc. and other domestic cigarette manufacturers and an advertising firm have sued the FDA, seeking a judicial declaration that the FDA has no authority to regulate cigarettes and asking the court to permanently enjoin the FDA from enforcing its regulations. Similar suits have been filed against the FDA by manufacturers of smokeless tobacco products, by a trade association of cigarette retailers and by advertising agency associations. A hearing on the plaintiffs' motion for summary judgment was held on February 10, 1997. The outcome of the litigation challenging the FDA regulations cannot be predicted.

    In August 1996, the Commonwealth of Massachusetts enacted legislation that would require cigarette manufacturers to disclose the flavorings and other ingredients used in each brand of cigarettes sold in the Commonwealth, and to provide "nicotine-yield ratings" for their products based on standards to be established by the Massachusetts Department of Public Health. PM Inc. believes that enforcement of the statute, which is scheduled to take effect on July 1, 1997, could require the disclosure of valuable proprietary information concerning its brands. PM Inc. and three other domestic cigarette manufacturers have filed suit in federal district court in Boston challenging the legislation as being preempted by the Federal Cigarette Labeling and Advertising Act (the "Labeling Act") and as violating the commerce, full faith and credit, due process and takings clauses of the U.S. Constitution. In February 1997, the court ruled on summary judgment motions that the Labeling Act does not preempt the requirement that ingredient information be provided to the Commonwealth. The plaintiffs intend to appeal that decision, and will continue to assert their other constitutional claims. The ultimate outcome of this lawsuit cannot be predicted. The enactment of this legislation has encouraged, and continues to encourage, efforts to enact similar legislation in other states. The Department of Public Health has proposed regulations to implement the Massachusetts legislation, and has invited public comment on the proposed regulations. PM Inc. and three other domestic cigarette manufacturers filed comments objecting to the proposed regulations. Final regulations have not been issued.

    For several years, Congress has provided funds for the development of test methodologies and standards aimed at measuring the propensity of cigarettes to ignite upholstered furniture or mattresses. The Company cannot predict whether these efforts will result in further legislation or regulation.

    In recent years, various members of Congress have introduced legislation--some of which has been the subject of hearings or floor debate--that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Labeling Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, allow state and local governments to restrict the sale and distribution of cigarettes, and further restrict certain advertising of cigarettes and eliminate or reduce the tax deductibility of tobacco advertising.

    Some foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to require ingredient disclosure, to impose maximum constituent levels, to increase taxes on cigarettes, to control prices, to restrict imports, to ban or severely restrict smoking in workplaces and public places, and otherwise to discourage cigarette smoking.

    It is not possible to determine the outcome of the FDA regulatory initiative or the related litigation, or to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the volume, operating revenues and operating profit of PM Inc., Philip Morris International and the Company could be adversely affected, in amounts that cannot be determined.

    PM Inc. has received requests for information (including grand jury subpoenas) in connection with governmental investigations of the tobacco industry, and is cooperating with respect to such requests. Certain present and former employees of PM Inc. have testified or have been asked to testify in connection with certain of these matters. The investigations are as follows:

    An investigation by the United States Attorney for the Eastern District of New York relating to The Council for Tobacco Research-U.S.A., Inc., a research organization of which PM Inc. is a sponsor; and an investigation by the United States Department of Justice relating to issues raised in testimony provided by tobacco industry executives before Congress and other related matters.

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

    PM Inc. has been informed that previously reported investigations by the United States Attorney for the Eastern District of Virginia relating to Healthy Buildings International, Inc., and by the United States Department of Justice relating to the possibility of alleged joint activity to restrain competition in the manufacture and sale of cigarettes, have been closed.

    In July 1996, an affiliate of Philip Morris International received a request for information from the Competition Directorate of the European Commission concerning the relationship of certain affiliates of Philip Morris International with the Italian state cigarette monopoly. Philip Morris International and its affiliates believe that they have acted in accordance with European Community law.

SMOKING AND HEALTH LITIGATION

    Note 13 to the Company's consolidated financial statements ("Note 13"), incorporated herein by reference to the Company's 1996 Annual Report, describes certain litigation pending against the Company and its subsidiaries and related entities. Item 3 herein describes certain subsequent developments in such litigation. Further reference is made to such Note 13 and Item 3.

    During 1996, press reports discussed proposals to forge a comprehensive legislative solution to smoking and health claims against the tobacco industry. The Company believes that any such legislation would involve significant, and perhaps insurmountable, difficulties in reconciling the views of many competing interests. However, the Company will explore all reasonable measures that may be in the best interests of its shareholders and, toward that end, may enter into discussions with appropriate parties. Were that to happen, the Company would not contemplate making any further comment as to the existence or progress of any such discussions. In any event, the Company continues to believe that it has a number of valid defenses to the smoking and health cases pending against it and will continue to defend all cases vigorously.

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

                                 FOOD PRODUCTS

    During 1995, 1996 and the first quarter of 1997, Kraft sold several domestic and international food businesses, including its bakery business, its North American margarine, specialty oils, marshmallows, caramels and Kraft Foodservice distribution businesses, its bagel business, its sugar confectionery business in Scandinavia, its margarine businesses in the U.K. and Italy, and several small international food businesses. The sales of these businesses have not had and are not expected to have a material effect on the Company's results of operations and have improved the profit margins of its food operations.

NORTH AMERICA

    Kraft is the largest packaged food company in North America. Kraft's principal products include cheese and cheese products, processed meat and poultry products, coffee, ready-to-eat cereals, salad and other dressings, powdered and ready-to-drink beverages, frozen pizza, packaged and refrigerated desserts and snacks, packaged pasta dinners, lunch combinations, barbecue sauces, frozen toppings and other cultured dairy and grocery products. Its principal brands include KRAFT, VELVEETA and CRACKER BARREL cheese and cheese products, PHILADELPHIA BRAND cream cheese, CHEEZ WHIZ cheese sauce, OSCAR MAYER luncheon meats, hot dogs, bacon, ham and other meat products, LOUIS RICH luncheon meats, poultry franks, turkey bacon and other poultry products, LUNCHABLES lunch combinations, CLAUSSEN pickles, MAXWELL HOUSE, YUBAN and NABOB coffees, GENERAL FOODS INTERNATIONAL COFFEES flavored coffees, POST ready-to-eat cereals, MIRACLE WHIP salad dressing, KRAFT spoonable and pourable salad dressings, KOOL-AID, TANG, CAPRI SUN, CRYSTAL LIGHT and COUNTRY TIME powdered and ready-to-drink beverages, TOMBSTONE and JACK'S frozen pizzas and DIGIORNO pastas, sauces, cheeses and frozen pizzas, JELL-O desserts, HANDI-SNACKS snacks, KRAFT MACARONI & CHEESE dinners, KRAFT and BULL'S-EYE barbecue sauces, COOL WHIP whipped toppings, STOVE TOP stuffing mix, MINUTE rice, LOG CABIN syrups, SHAKE 'N BAKE coatings, LIGHT N' LIVELY cultured dairy products, and TACO BELL grocery products (acquired by Kraft in August 1996).

INTERNATIONAL

    Subsidiaries and affiliates of Kraft Foods International manufacture and market a wide variety of coffee, confectionery, cheese and grocery and processed meat products in Europe, the Middle East, Africa and the Asia/Pacific region. In Latin America, subsidiaries and affiliates of Philip Morris International manufacture and market a wide variety of food products, including ice cream, various powdered soft drinks and a number of the other products sold by Kraft. In 1996, approximately 82% of operating revenues for the international foods businesses were derived from sales made in Europe. International brands include a wide variety of the products sold by Kraft in North America, as well as JACOBS CAFE, GEVALIA, CARTE NOIRE, JACQUES VABRE, KAFFE HAG, GRAND' MERE, KENCO, SAIMAZA and SPLENDID coffees, MILKA, SUCHARD, KIBON, COTE D'OR, MARABOU, TOBLERONE, FREIA, TERRY'S, DAIM and CALLARD & BOWSER confectionery products, HOLLYWOOD chewing gum, DAIRYLEA, EL CASERIO and INVERNIZZI cheeses, MIRACOLI pasta dinners and sauces, VEGEMITE spread, ESTRELLA and MAARUD snacks and SIMMENTHAL meats. In 1996, Philip Morris International acquired nearly all of the remaining voting shares of Industrias de Chocolate Lacta S.A., the leading confectionery company in Brazil.

DISTRIBUTION, COMPETITION AND RAW MATERIALS

    Kraft's products in North America are generally sold to supermarket chains, wholesalers, club stores, mass merchandisers, distributors, individual stores and other retail food outlets. Products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Selling efforts are assisted by national and regional advertising on television and radio and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. Subsidiaries and affiliates of Kraft Foods International and Philip Morris International sell their food products primarily in the same manner and also through sales offices and agents. Advertising is tailored by product and country to reach targeted audiences.

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

    Kraft purchases all of its milk requirements and a substantial portion of its cheddar cheese requirements from independent sources, principally from cooperatives and individual producers. The prices for United States milk and other dairy product purchases are substantially influenced by government programs, as well as market supply and demand.

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

    The prices paid for raw materials used in food products generally reflect external factors such as weather conditions, commodity market activities, currency fluctuations, and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of government actions and/or market forces (which would directly affect the cost of products and value of inventories), Kraft and Philip Morris International believe such raw materials to be generally available from numerous sources and in adequate supply.

REGULATION

    Almost all of Kraft's United States food products (and packaging materials therefor) are subject to regulations administered by the FDA or, with respect to products containing meat and poultry, the USDA. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish ingredients and/or manufacturing procedures for certain standard foods, establish standards of identity for food, determine the safety of food substances, and establish labeling standards and nutrition labeling requirements for food products.

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

    Almost all of the activities of the Company's food operations outside of the United States are subject to regulations similar to those applicable to Kraft's United States businesses and are subject to local and national and, in some cases, international (such as the European Union) regulatory provisions. The rules and regulations relate to labeling, packaging, food content, pricing, marketing and advertising, and related areas.

                                      BEER

PRODUCTS

    Miller's brands include MILLER LITE, MILLER LITE ICE, MILLER GENUINE DRAFT, MILLER GENUINE DRAFT LIGHT, MILLER BEER and ICEHOUSE in the premium segment; the MILLER HIGH LIFE family, including MILLER HIGH LIFE, MILLER HIGH LIFE LIGHT and MILLER HIGH LIFE ICE, and RED DOG in the near-premium segment; LOWENBRAU, brewed and sold in the United States under license from Lowenbrau Munchen AG in the above-premium segment; MEISTER BRAU, MILWAUKEE'S BEST and MAGNUM MALT LIQUOR in the below-premium segment; and SHARP'S non-alcohol brew. Competing in the specialty segment are the LEINENKUGEL, CELIS and SHIPYARD brands. Miller also owns and operates Molson Breweries U.S.A. Inc., the second largest beer importer in the United States, whose brands include MOLSON, FOSTER'S and ASAHI. Shipment volume for Miller, including imports, exports and non-alcohol brew, decreased 2.7% in 1996, compared with 1995, while the U.S. industry was up 1.8%. Despite higher shipments of MILLER LITE in 1996, shipments of premium-priced brands decreased, as did shipments of budget-priced brands. Lower volume was due to softness in most of Miller's brands and intense competition. Miller's share of the U.S. industry (based on shipments) was 21.6%, down 1.0 share point from 1995. Despite lower overall volume, Miller's premium shipments increased to 82.5% from 81.8% of Miller's total shipments.

    The following table sets forth, based on shipments, the U.S. industry's sales of beer and brewed non-alcohol beverages, as estimated by Miller, Miller's unit sales and its estimated share of industry sales:

YEARS ENDED                                                             MILLER'S
DECEMBER 31                                  INDUSTRY    MILLER     SHARE OF INDUSTRY
-------------------------------------------  ---------  ---------  -------------------
                                               (IN THOUSANDS OF
                                                   BARRELS)                (%)
1996.......................................    202,332     43,799            21.6
1995.......................................    198,838     45,006            22.6
1994.......................................    199,572     45,243            22.7

    During 1996, Miller took a number of actions intended to restore growth, streamline its organization and reduce costs, including a workforce reduction.

DISTRIBUTION, COMPETITION AND RAW MATERIALS

    Beer products are distributed primarily through independent beer wholesalers. The United States malt beverage industry is highly competitive, with the principal methods of competition being product quality, price, distribution, marketing and advertising. Miller engages in a wide variety of advertising and sales promotion activities. Barley, hops, corn and water represent the principal ingredients used in manufacturing Miller's beer products, and are generally available in the market. The production process, which includes fermentation and aging periods, is conducted throughout the year, and at any one time Miller has on hand only a small quantity of finished products. Containers (bottles, cans and kegs) for beer products are purchased from various suppliers.

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

    Advertising of alcoholic beverages, including beer, has come under increasing scrutiny by governmental agencies, and others. The FTC's Division of Advertising Practices is conducting an investigation of advertising of alcoholic beverages. As part of its investigation, the Division of Advertising Practices has issued to Miller a voluntary request for certain information and materials relating to Miller's advertising. Miller is cooperating with this request. While the outcome of the investigation cannot be predicted, Miller believes it has acted lawfully.

                       FINANCIAL SERVICES AND REAL ESTATE

    Philip Morris Capital Corporation ("PMCC") invests in leveraged and direct finance leases, other tax-oriented financing transactions, third-party financial instruments, and engages in various financing activities for customers and suppliers of the Company's subsidiaries. Mission Viejo Company, a wholly-owned subsidiary of PMCC, is engaged in land planning, development and sales activities in Southern California and in the Denver, Colorado, area. Total assets of PMCC increased to $5.9 billion at December 31, 1996, compared with $5.6 billion at December 31, 1995, reflecting an increase in net finance assets.

                                 OTHER MATTERS

CUSTOMERS

    None of the Company's business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the Company's results of operations.

EMPLOYEES

    At December 31, 1996, the Company employed approximately 154,000 people worldwide.

TRADEMARKS

    Trademarks are of material importance to all three of the Company's consumer products businesses and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

ENVIRONMENTAL REGULATION

    The Company and its subsidiaries are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, which imposes joint and several liability on each responsible party (commonly known as "Superfund"). In 1996, subsidiaries (or former subsidiaries) of the Company were involved in approximately 197 matters subjecting them to potential remediation costs under Superfund or otherwise. The Company and its subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, have not had and are not expected to have a material adverse effect on the Company's results of operations, capital expenditures or financial position.

SHARE REPURCHASE PROGRAM

    On February 26, 1997, the Company announced a new program to spend up to $8 billion to repurchase shares of its Common Stock in open market transactions over three years. This new program will commence following the anticipated completion in the next few weeks of the Company's current three-year $6 billion repurchase program. Under that program, through March 6, 1997, the Company repurchased approximately 67 million shares of its Common Stock.

COMMON STOCK SPLIT

    On February 26, 1997, the Company announced a three-for-one split of its Common Stock, to be effected by a distribution on April 10, 1997, of two shares for each share held of record at the close of business on March 17, 1997. Effective at the close of business on March 17, 1997, the par value of the Company's Common Stock will be changed from $1.00 to $0.33 1/3, and authorized shares of Common Stock will be increased from 4 billion to 12 billion shares. After giving effect to the stock split, earnings and dividends per share amounts reported in the Company's consolidated financial statements, incorporated herein by reference to the Company's 1996 Annual Report, would be as follows:

PER SHARE DATA:                                                                           1996       1995       1994
--------------------------------------------------------------------------------------  ---------  ---------  ---------
Earnings before cumulative effect of accounting changes...............................  $    2.56  $    2.17  $    1.82
Cumulative effect of changes in method of accounting..................................         --       (.01)        --
                                                                                        ---------  ---------  ---------
Net earnings..........................................................................  $    2.56  $    2.16  $    1.82
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Dividends declared....................................................................  $   1.467  $   1.217  $    1.01
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

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

    The tobacco industry continues to be subject worldwide to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, and litigation. Each of the Company's operating subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. The performance of each of Philip Morris International and Kraft Foods International is affected by foreign economies and currency movements. Developments in any of these areas, which are more fully described elsewhere in Part I hereof and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") on pages 21-29 of the Company's 1996 Annual Report, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    The amounts of operating revenues, operating profit and identifiable assets attributable to each of the Company's geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 10 to the Company's consolidated financial statements, incorporated herein by reference to the Company's 1996 Annual Report.

    Subsidiaries of Philip Morris International, Kraft and Miller export tobacco and tobacco-related products, coffee products, grocery products, cheese, processed meats and beer. In 1996, the value of all exports from the United States by these subsidiaries amounted to approximately $6.5 billion.

ITEM 2. DESCRIPTION OF PROPERTY.
  TOBACCO PRODUCTS

    PM Inc. owns nine tobacco manufacturing and processing facilities--six in the Richmond, Virginia, area, two in Louisville, Kentucky, and one in Cabarrus County, North Carolina. Subsidiaries and affiliates of Philip Morris International own, lease or have an interest in 47 cigarette or component manufacturing facilities in 28 countries outside the United States, including cigarette manufacturing facilities in Bergen Op Zoom, the Netherlands, and in Berlin, Germany.

FOOD PRODUCTS

    The Company's subsidiaries have 60 manufacturing and processing facilities and 229 distribution centers and depots throughout the United States, as well as 113 foreign manufacturing and processing facilities in 34 countries, and various distribution and other facilities outside the United States. All significant plants and properties used for production of food products are owned, although the majority of the domestic distribution centers and depots are leased.

BEER

    Miller currently owns and operates eight breweries, located in Milwaukee, Wisconsin (two); Fort Worth, Texas; Eden, North Carolina; Albany, Georgia; Irwindale, California; Trenton, Ohio; and Chippewa Falls, Wisconsin. Miller owns a majority interest in the Celis Brewery in Austin, Texas, and the Shipyard Brewery in Portland, Maine. Miller also owns a hops-processing facility in Wisconsin, and owns or leases warehouses in several locations.

GENERAL

    The plants and properties owned and operated by the Company's subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs. In the fourth quarter of 1993, the Company provided for the costs of restructuring its worldwide operations. The charge related primarily to the downsizing or closure of approximately 40 manufacturing and other facilities. Write-downs of such facilities included in the restructuring charge were $429 million, of which $141 million, $211 million and $77 million related to tobacco, food and beer facilities, respectively. The 1993 restructuring and its impact on the Company's financial statements are described in the MD&A, incorporated herein by reference to the Company's 1996 Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

    Reference is made to Note 13, incorporated herein by reference to the Company's 1996 Annual Report, for a description of certain pending legal proceedings. The following summarizes recent developments with respect to such litigation.

    In January 1997, defendants in the BROIN case, discussed in Note 13, filed a motion to dismiss on the grounds that the suit is preempted by the Labeling Act.

    In February 1997, the judge in the LACEY case, discussed in Note 13, entered a written order confirming the court's oral decision to grant defendants' motion for summary judgment on the grounds that the suit was preempted by the Labeling Act.

    In February 1997, the trial court in the CASTANO case, discussed in Note 13, denied defendants' motions for summary judgment as to the individual claims asserted by the two remaining named plaintiffs in the case.

    In February 1997, plaintiffs in the SCOTT case, discussed in Note 13, filed briefs that seek to change the scope of this purported class action to include not only individuals with claims relating to "nicotine dependence" but also those with claims of physical injury.

    In February 1997, plaintiffs in the MCGINTY case, discussed in Note 13, filed a class certification motion on behalf of all current residents of Arkansas who were smokers as of November 4, 1996, and who began smoking at or before age 19.

    In January 1997, the court in the HARRIS PRO SE case, discussed in Note 13, dismissed PM Inc. and the Company.

    In January 1997, a purported class action was filed in West Virginia state court against United States cigarette manufacturers and others, including the Company, on behalf of all "nicotine dependent" residents of West Virginia, their estates and families. Defendants have removed this case to federal court. MCCUNE, ET AL., V. THE AMERICAN TOBACCO COMPANY, ET AL., UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF WEST VIRGINIA, CASE NO. 97-C-00204.

    In February 1997, a purported class action was filed in Hawaii state court against United States cigarette manufacturers and others, including the Company, on behalf of citizens of Hawaii who have purchased and smoked cigarettes manufactured by defendant tobacco companies and all persons who have claims because of their personal relationship with those who purchased and smoked such cigarettes. Defendants have removed this case to federal court. PETERSON, ET AL., V. THE AMERICAN TOBACCO COMPANY, INC., ET AL., UNITED STATES DISTRICT COURT, DISTRICT OF HAWAII, CASE NO. 97-00233-HG.

    In February 1997, a purported class action was filed in Kansas state court against United States cigarette manufacturers and others, including the Company, on behalf of citizens of Kansas who have purchased and smoked cigarettes manufactured by defendant tobacco companies and all persons who have claims because of their personal relationship with those who purchased and smoked such cigarettes. Defendants have removed this case to federal court. EMIG, ET AL., V. THE AMERICAN TOBACCO COMPANY, INC., ET AL., UNITED STATES DISTRICT COURT, DISTRICT OF KANSAS AT WICHITA, CASE NO. 97-1121-MLB.

    In February 1997, a purported class action was filed in Oklahoma state court against United States cigarette manufacturers and others, including the Company, on behalf of citizens of Oklahoma who have purchased and smoked cigarettes manufactured by defendant tobacco companies and those individuals who have claims that derive from the individuals who purchased and smoked such cigarettes. Defendants have removed this case to federal court. WALLS, ET AL.,
V. THE AMERICAN TOBACCO COMPANY, INC., ET AL., UNITED STATES DISTRICT COURT, NORTHERN DISTRICT OF OKLAHOMA, CASE NO. 97-CIV-0218.

    In February 1997, the court in the FLORIDA health care cost recovery action, discussed in Note 13, granted plaintiffs' motion to strike all of defendants' affirmative defenses to the counts brought under Florida's Medicaid recovery statute. In response to defendants' motion for reconsideration, the court permitted certain of the affirmative defenses to be asserted. The court also ruled that defendants are entitled to the names of the individual Medicaid recipients whose medical expenses form the basis of the State's damages and that defendants may depose and obtain the medical records of twenty-five recipients of defendants' choice.

    In February 1997, the court in the WEST VIRGINIA health care cost recovery action, discussed in Note 13, granted defendants' motion to dismiss the State's common law and equitable claims on the grounds that the State did not have a direct cause of action against defendants on these claims.

    In February 1997, plaintiffs in the TEXAS health care cost recovery action, discussed in Note 13, filed a motion seeking to prevent defendants from asserting a "set off" defense based on the excise taxes that the State collects from the sale of tobacco products.

    In February 1997, certain defendants, including PM Inc., in the LOUISIANA health care cost recovery action, discussed in Note 13, appealed the trial court's ruling that the Attorney General of Louisiana had procedural capacity to bring this action.

    In February 1997, the court in the SAN FRANCISCO health care cost recovery action, discussed in Note 13, granted defendants' motion to dismiss the suit, with leave to file an amended complaint.

    In February 1997, defendants in the WASHINGTON health care cost recovery action, discussed in Note 13, filed a motion to dismiss claims of special duty and unjust enrichment and a claim for disgorgement of profits.

    In March 1997, defendants in the CONNECTICUT health care cost recovery action, discussed in Note 13, filed a motion seeking to dismiss the complaint on various grounds.

    In February 1997, defendants in the UTAH health care cost recovery action, discussed in Note 13, filed a motion to dismiss the complaint on the grounds that the State's exclusive remedy is subrogation.

    In February 1997, the court in the declaratory judgment action filed by plaintiff tobacco companies against the State of Utah, discussed in Note 13, denied plaintiffs' motion for partial summary judgment challenging the ability of the State to prosecute a health care cost recovery action on a contingent fee basis.

    In February 1997, defendants in the LOS ANGELES health care cost recovery action, discussed in Note 13, moved to dismiss plaintiffs' misrepresentation and breach of warranty claims.

    In February 1997, defendants in the MICHIGAN health care cost recovery action, discussed in Note 13, filed motions to dismiss the complaint on the grounds that plaintiff's exclusive remedy is subrogation and in response to plaintiff's motion attacking certain affirmative defenses.

    In March 1997, the court dismissed the action, discussed in Note 13, brought by plaintiff tobacco companies challenging the right of the New Jersey Attorney General to bring a health care cost recovery action and to prosecute such a case on a contingent fee basis.

    In February 1997, defendants in the NEW YORK CITY health care cost recovery action, discussed in Note 13, removed the case to federal court.

    In January 1997, the State of New York filed a health care cost recovery action in New York State court. Defendants have removed this action to federal court. STATE OF NEW YORK AND DENNIS C. VACCO, ATTORNEY GENERAL OF THE STATE OF NEW YORK V. PHILIP MORRIS INC., ET AL., UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK, CASE NO. 97-CIV-0794 (LMM).

    In February 1997, the State of Hawaii filed a health care cost recovery action in Hawaii state court. STATE OF HAWAII V. BROWN & WILLIAMSON TOBACCO CORPORATION AS SUCCESSOR BY MERGER TO THE AMERICAN TOBACCO COMPANY, ET AL., FIRST CIRCUIT COURT, HONOLULU, HAWAII, CASE NO. 97-0441-01.

    In February 1997, the State of Wisconsin filed a health care cost recovery action in Wisconsin state court. STATE OF WISCONSIN V. PHILIP MORRIS INCORPORATED, ET AL., CIRCUIT COURT, DANE COUNTY, WISCONSIN, CASE NO. 30704.

    In February 1997, the State of Indiana filed a health care cost recovery action in Indiana state court. STATE OF INDIANA V. PHILIP MORRIS INCORPORATED, ET AL., MARION COUNTY SUPERIOR COURT, INDIANA, CASE NO. 49D07-9702-CT-0236.

    As reported in Note 13, during 1996, tax assessments alleging the underpayment of certain Italian taxes were asserted against affiliates of the Company. In February 1997, the Italian tax authorities withdrew assessments totaling $104.5 million, leaving total outstanding assessments of $693.9 million. The Company anticipates that further substantial tax assessments may be claimed. The Company and its affiliates believe they have complied with applicable Italian tax laws and intend to vigorously contest the assessments.

                            ------------------------

    The Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended. It is not possible to predict the outcome of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case, such as the CARTER case mentioned in Note 13, could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation and the possible commencement of additional litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE COMPANY

    The following are the executive officers of the Company as of March 1, 1997:

NAME                                                                          OFFICE                              AGE
-----------------------------------------------------  -----------------------------------------------------      ---
Geoffrey C. Bible....................................  Chairman of the Board and Chief Executive Officer              59
John D. Bowlin.......................................  President and Chief Executive Officer of Kraft Foods           46
                                                         International
Murray H. Bring......................................  Executive Vice President, External Affairs, and                62
                                                         General Counsel
Bruce S. Brown.......................................  Vice President, Taxes                                          57
Louis C. Camilleri...................................  Senior Vice President and Chief Financial Officer              42
Katherine P. Clark...................................  Vice President and Controller                                  48
Dinyar S. Devitre....................................  Senior Vice President, Corporate Planning                      49
Marc S. Goldberg.....................................  Senior Vice President, Worldwide Operations and                53
                                                         Technology
G. Penn Holsenbeck...................................  Vice President, Associate General Counsel and                  50
                                                         Secretary
James M. Kilts.......................................  Executive Vice President, Worldwide Food                       49
George R. Lewis......................................  Vice President and Treasurer                                   55
John N. MacDonough...................................  Chairman and Chief Executive Officer of Miller                 53
James J. Morgan......................................  President and Chief Executive Officer of PM Inc.               54
Robert S. Morrison...................................  Chairman and Chief Executive Officer of Kraft Foods,           54
                                                         Inc.
Steven C. Parrish....................................  Senior Vice President, Corporate Affairs                       46
Timothy A. Sompolski.................................  Senior Vice President, Human Resources and                     44
                                                         Administration
William H. Webb......................................  President and Chief Executive Officer of Philip                57
                                                         Morris International

    All of the above-mentioned officers, with the exception of Messrs. Holsenbeck and MacDonough, have been employed by the Company in various capacities during the past five years. Mr. Holsenbeck was elected to his current position with the Company in January 1995. Previously, Mr. Holsenbeck held various positions with Bethlehem Steel Corporation, including Secretary and Deputy General Counsel from 1992 to January 1995. Mr. MacDonough was Executive Vice President, Marketing, of Anheuser-Busch International, Inc., from 1991 until September 1992, when he became President and Chief Operating Officer of Miller. He assumed his current position in August 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" on page 52 of the Company's 1996 Annual Report and made a part hereof.

ITEM 6. SELECTED FINANCIAL DATA.

    The information called for by this Item is hereby incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 30 of the Company's 1996 Annual Report and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21-29 of the Company's 1996 Annual Report and made a part hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information called for by this Item is hereby incorporated by reference to the Company's 1996 Annual Report as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 52 and in the Index to Consolidated Financial Statements and Schedules (see Item 14) and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by Items 10, 11 and 12 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 24, 1997, and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Index to Consolidated Financial Statements and Schedules

                                                                              REFERENCE
                                                                   --------------------------------
                                                                       FORM 10-K       1996 ANNUAL
                                                                     ANNUAL REPORT       REPORT
                                                                         PAGE             PAGE
                                                                   -----------------  -------------
Data incorporated by reference to the Company's 1996
  Annual Report:
    Consolidated Balance Sheets at December 31, 1996 and 1995....         --              32-33
    Consolidated Statements of Earnings for the years ended
      December 31, 1996, 1995 and 1994...........................         --               34
    Consolidated Statements of Stockholders' Equity for the years
      ended December 31, 1996, 1995 and 1994.....................         --               36
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994...........................         --              34-35
    Notes to Consolidated Financial Statements...................         --              37-52
    Report of Independent Accountants............................         --               53
Data submitted herewith:
  Report of Independent Accountants..............................         S-1              --
    Financial Statement Schedule--Valuation and Qualifying
      Accounts...................................................         S-2              --

    Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

    (b) Reports on Form 8-K: No Current Reports on Form 8-K were filed during the last quarter of the period for which this Report is filed. Subsequent to the last quarter of the period for which this Report is filed, the Company filed its Current Report on Form 8-K dated January 30, 1997.

    (c) The following exhibits are filed as part of this Report (Exhibit Nos. 10.1-10.15 are management contracts, compensatory plans or arrangements):

     1.1.  Form of Underwriting Agreement, including form of Terms Agreement.(1)

     1.2.  Form of Selling Agency Agreement.(2)

     1.3.  Form of First Amendment to Selling Agency Agreement.(3)

     3.1.  Restated Articles of Incorporation of the Company.(4)

     3.2.  By-Laws, as amended, of the Company.(5)

     4.1.  Plan of Exchange and Articles of Incorporation.(6)

     4.2.  Form of Indenture between the Company and The Chase Manhattan Bank, Trustee.(7)

     4.3.  5-Year Loan and Guaranty Agreement dated as of October 26, 1995, among the Company, the Banks named therein and Citibank, N.A., as Agent.(4)

    10.1.  Financial Counseling Program of PM Inc. and the Company.(8)

    10.2.  Philip Morris Benefit Equalization Plan, as amended.

    10.3.  Form of Employee Grantor Trust Enrollment Agreement.(4)

    10.4.  Automobile Policy of PM Inc. and the Company.(8)

    10.5.  Agreement, dated March 8, 1989, between the Company and Robert S. Morrison.

    10.6.  Agreement, dated October 12, 1987, between the Company and Murray H. Bring, as amended.(3)

    10.7.  Agreement, dated November 1, 1989, between the Company and Murray H. Bring.(9)

    10.8.  Agreement, dated March 8, 1989, between the Company and James M. Kilts.(9)

    10.9.  Form of Employment Agreement between the Company and its executive officers.(9)

   10.10.  Supplemental Management Employees' Retirement Plan of the Company, as amended.

   10.11.  The Philip Morris 1992 Incentive Compensation and Stock Option Plan.(10)

   10.12.  1992 Compensation Plan for Non-Employee Directors, as amended.(4)

   10.13.  Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996.(4)

   10.14.  The Philip Morris 1987 Long Term Incentive Plan.(11)

   10.15.  Form of Executive Master Trust between the Company, The Chase Manhattan Bank
             (formerly known as Chemical Bank) and Handy Associates.(9)

      12.  Statements re computation of ratios.(1)

      13.  Pages 21-53 of the Company's 1996 Annual Report, but only to the extent set forth in
             Items 1, 5, 6, 7, 8 and 14 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the
             Company's 1996 Annual Report is not to be deemed "filed" as part of this Report.

      21.  Subsidiaries of the Company.

      23.  Consent of independent accountants.

      24.  Powers of attorney.

------------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated January 30, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-49195) dated November 25, 1992.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(6) Incorporated by reference to the Company's Registration Statement on Form S-14 (No. 2-96149) dated March 1, 1985.

(7) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-16955) dated November 27, 1996.

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

                                PHILIP MORRIS COMPANIES INC.

                                BY:            /S/ GEOFFREY C. BIBLE
                                     ------------------------------------------
                                                (Geoffrey C. Bible,
Date: March 11, 1997                           Chairman of the Board)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ GEOFFREY C. BIBLE       Director, Chairman of the
------------------------------    Board and Chief              March 11, 1997
     (Geoffrey C. Bible)          Executive Officer

    /s/ LOUIS C. CAMILLERI      Senior Vice President
------------------------------    and Chief Financial          March 11, 1997
     (Louis C. Camilleri)         Officer

    /s/ KATHERINE P. CLARK      Vice President and
------------------------------    Controller                   March 11, 1997
     (Katherine P. Clark)

* ELIZABETH E. BAILEY, MURRAY
    H. BRING, HAROLD BROWN,
    WILLIAM H. DONALDSON, JANE
    EVANS, ROBERT E. R.
    HUNTLEY, RUPERT MURDOCH,
    JOHN D. NICHOLS, RICHARD
    D. PARSONS, ROGER S.
    PENSKE, JOHN S. REED,
    STEPHEN M. WOLF,            Directors

 *BY: /S/ LOUIS C. CAMILLERI
-----------------------------
     (Louis C. Camilleri                                       March 11, 1997
      Attorney-in-fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on our audits of the consolidated financial statements of Philip Morris Companies Inc. has been incorporated by reference in this Form 10-K from the 1996 annual report to stockholders of Philip Morris Companies Inc. and appears on page 53 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14(a) on page 20 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                              COOPERS & LYBRAND L.L.P.

New York, New York
January 27, 1997

                 PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN MILLIONS)

                                                                                  COL. C
                                                                       ----------------------------
                                                           COL. B               ADDITIONS                              COL. E
                                                        -------------  ----------------------------                 -------------
                        COL. A                           BALANCE AT     CHARGED TO     CHARGED TO       COL. D       BALANCE AT
------------------------------------------------------    BEGINNING      COSTS AND        OTHER      -------------     END OF
                     DESCRIPTION                          OF PERIOD      EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
------------------------------------------------------  -------------  -------------  -------------  -------------  -------------
                                                                                           (A)            (B)
1996:
CONSUMER PRODUCTS:
  Allowance for discounts.............................    $      12      $     492      $      --      $     499      $       5
  Allowance for doubtful accounts.....................          163             27             16             39            167
  Allowance for returned goods........................            3             64             --             62              5
                                                              -----          -----            ---          -----          -----
                                                          $     178      $     583      $      16      $     600      $     177
                                                              -----          -----            ---          -----          -----
                                                              -----          -----            ---          -----          -----
FINANCIAL SERVICES AND REAL ESTATE:
  Provision for losses................................    $     101      $      --      $      --      $      --      $     101
                                                              -----          -----            ---          -----          -----
                                                              -----          -----            ---          -----          -----

1995:
CONSUMER PRODUCTS:
  Allowance for discounts.............................    $      15      $     551      $      --      $     554      $      12
  Allowance for doubtful accounts.....................          168             35            (12)            28            163
  Allowance for returned goods........................            4             40             --             41              3
                                                              -----          -----            ---          -----          -----
                                                          $     187      $     626      $     (12)     $     623      $     178
                                                              -----          -----            ---          -----          -----
                                                              -----          -----            ---          -----          -----
FINANCIAL SERVICES AND REAL ESTATE:
  Provision for losses................................    $     104      $      --      $      --      $       3      $     101
                                                              -----          -----            ---          -----          -----
                                                              -----          -----            ---          -----          -----

1994:
CONSUMER PRODUCTS:
  Allowance for discounts.............................    $      18      $     538      $      --      $     541      $      15
  Allowance for doubtful accounts.....................          153             38              8             31            168
  Allowance for returned goods........................            4            100             --            100              4
                                                              -----          -----            ---          -----          -----
                                                          $     175      $     676      $       8      $     672      $     187
                                                              -----          -----            ---          -----          -----
                                                              -----          -----            ---          -----          -----
FINANCIAL SERVICES AND REAL ESTATE:
  Provision for losses................................    $      94      $      10      $      --      $      --      $     104
                                                              -----          -----            ---          -----          -----
                                                              -----          -----            ---          -----          -----

------------------------

Notes:

    (a) Related to divestitures, acquisitions and currency translation.

    (b) Represents charges for which allowances were created.