Form 10-Q
period 1997-03-31
PHILIP MORRIS COMPANIES INC
filed 1997-05-14
CIK 764180

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

                                  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

             At April 30, 1997, there were 2,422,265,885 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                     Page No.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
                 March 31, 1997 and December 31, 1996                 3 - 4

          Condensed Consolidated Statements of Earnings for the
                 Three Months Ended March 31, 1997 and 1996             5

          Condensed Consolidated Statements of Stockholders'
                 Equity for the Year Ended December 31, 1996
                 and the Three Months Ended March 31, 1997              6

          Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1997 and 1996           7 - 8

          Notes to Condensed Consolidated Financial Statements        9 - 27

Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                28 - 41

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                           42

Item 4.   Submission of Matters to a Vote of Security Holders.         42

Item 6.   Exhibits and Reports on Form 8-K.                            43

Signature                                                              44

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                                                March 31,              December 31,
                                                                                 1997                     1996
                                                                                -------                  -------
ASSETS
Consumer products
  Cash and cash equivalents                                                     $   321                  $   240
  Receivables, net                                                                5,209                    4,466

  Inventories:
    Leaf tobacco                                                                  4,017                    4,143
    Other raw materials                                                           1,863                    1,854
    Finished product                                                              2,932                    3,005
                                                                                -------                  -------

                                                                                  8,812                    9,002

  Other current assets                                                            1,484                    1,482
                                                                                -------                  -------

    Total current assets                                                         15,826                   15,190

  Property, plant and equipment, at cost                                         19,534                   19,972
    Less accumulated depreciation                                                 8,158                    8,221
                                                                                -------                  -------

                                                                                 11,376                   11,751
  Goodwill and other intangible assets
    (less accumulated amortization of
     $4,441 and $4,391)                                                          18,307                   18,998

  Other assets                                                                    3,304                    3,015
                                                                                -------                  -------

    Total consumer products assets                                               48,813                   48,954

Financial services and real estate
  Finance assets, net                                                             5,328                    5,345
  Real estate held for development and sale                                         314                      314
  Other assets                                                                      267                      258
                                                                                -------                  -------

    Total financial services and
      real estate assets                                                          5,909                    5,917
                                                                                -------                  -------

      TOTAL ASSETS                                                              $54,722                  $54,871
                                                                                =======                  =======


            See notes to condensed consolidated financial statements.

                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                                             March 31,                 December 31,
                                                                               1997                        1996
                                                                           ------------                ------------
LIABILITIES
Consumer products
  Short-term borrowings                                                      $   260                     $   260
  Current portion of long-term debt                                            1,948                       1,846
  Accounts payable                                                             2,077                       3,409
  Accrued marketing                                                            2,047                       2,106
  Accrued taxes, except income taxes                                           1,601                       1,331
  Other accrued liabilities                                                    3,331                       3,668
  Income taxes                                                                 1,842                       1,269
  Dividends payable                                                              974                         978
                                                                        ------------                ------------

    Total current liabilities                                                 14,080                      14,867

  Long-term debt                                                              12,921                      11,827
  Deferred income taxes                                                          841                         731
  Accrued postretirement health care costs                                     2,395                       2,372
  Other liabilities                                                            5,613                       5,773
                                                                        ------------                ------------

    Total consumer products liabilities                                       35,850                      35,570

Financial services and real estate
  Short-term borrowings                                                          153                         173
  Long-term debt                                                               1,058                       1,134
  Deferred income taxes                                                        3,613                       3,636
  Other liabilities                                                              231                         140
                                                                        ------------                ------------

    Total financial services and
      real estate liabilities                                                  5,055                       5,083
                                                                        ------------                ------------

    Total liabilities                                                         40,905                      40,653

Contingencies (Note 3)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                                                935                         935
  Earnings reinvested in the business                                         23,276                      22,478
  Currency translation adjustments                                              (491)                        192
                                                                        ------------                ------------

                                                                              23,720                      23,605
    Less cost of repurchased stock
      (384,400,440 and 374,615,043 shares)                                     9,903                       9,387
                                                                        ------------                ------------

    Total stockholders' equity                                                13,817                      14,218
                                                                        ------------                ------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                                 $54,722                     $54,871
                                                                        ============                ============


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                                    For the Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                  1997                      1996
                                                                                --------                   -------
Operating revenues                                                              $18,217                    $17,491

Cost of sales                                                                     6,717                      6,745

Excise taxes on products                                                          4,124                      3,757
                                                                                -------                    -------
         Gross profit                                                             7,376                      6,989

Marketing, administration and research costs                                      3,961                      3,913

Amortization of goodwill                                                            149                        147
                                                                                -------                    -------

         Operating income                                                         3,266                      2,929

Interest and other debt expense, net                                                287                        277
                                                                                -------                    -------

         Earnings before income taxes                                             2,979                      2,652

Provision for income taxes                                                        1,206                      1,087
                                                                                -------                    -------

         Net earnings                                                           $ 1,773                    $ 1,565
                                                                                =======                    =======

Weighted average number of shares                                                 2,429                      2,489
                                                                                =======                    =======
Per share data:
   Net earnings                                                                 $  0.73                    $  0.63
                                                                                =======                    =======

   Dividends declared                                                           $  0.40                    $  0.33
                                                                                =======                    =======


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1996 and
                      the Three Months Ended March 31, 1997
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                            Earnings                                            Total
                                                            Reinvested      Currency           Cost of          Stock-
                                             Common         in the          Translation        Repurchased      holders'
                                             Stock          Business        Adjustments        Stock            Equity
                                             -----------    -----------     -----------        -----------      -----------
Balances, January 1, 1996                    $      935     $   19,779       $    467          $  (7,196)       $  13,985

Net earnings                                                     6,303                                              6,303
Exercise of stock options
  and issuance of other stock
  awards                                                           (28)                              609              581
Cash dividends declared
  ($1.47 per share)                                             (3,606)                                            (3,606)
Currency translation adjustments                                                  (275)                              (275)
Stock repurchased                                                                                 (2,800)          (2,800)
Net unrealized appreciation
  on securities                                                     30                                                 30
                                             -----------    -----------     -----------        -----------     -----------

    Balances, December 31, 1996                     935         22,478             192            (9,387)          14,218

Net earnings                                                     1,773                                              1,773
Exercise of stock options
  and issuance of other stock
  awards                                                            (5)                              159              154
Cash dividends declared
  ($0.40 per share)                                               (971)                                              (971)
Currency translation adjustments                                                  (683)                              (683)
Stock repurchased                                                                                   (675)            (675)
Net unrealized appreciation
  on securities                                                      1                                                  1
                                             -----------    -----------     -----------        -----------     -----------

    Balances, March 31, 1997                  $     935     $   23,276       $    (491)        $  (9,903)       $  13,817
                                             ===========    ===========     ===========        ===========     ===========


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                     --------------------------------
                                                                                       1997                    1996
                                                                                     --------                  ------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                                                     $ 1,741                   $ 1,538
             - Financial services and real estate                                         32                        27
                                                                                     -------                   -------

        Net earnings                                                                   1,773                     1,565
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Depreciation and amortization                                                          430                       421
  Deferred income tax provision                                                           64                        29
  Gain on sale of a business                                                             (22)
  Cash effects of changes, net of the effects from acquired and divested companies:
    Receivables, net                                                                    (976)                     (604)
    Inventories                                                                         (120)                     (467)
    Accounts payable                                                                  (1,218)                   (1,021)
    Income taxes                                                                         768                       635
    Other working capital items                                                           63                       (92)
  Other                                                                                   13                       103
Financial services and real estate
  Deferred income tax benefit                                                            (23)                      (22)
  Decrease (increase) in real estate receivables                                           7                        (6)
  Decrease in real estate held for
    development and sale                                                                                            16
  Other                                                                                   58                        57
                                                                                     -------                   -------
  Operating cash flow before income taxes on
    sales of businesses                                                                  817                       614

      Income taxes on sales of businesses                                               (122)
                                                                                     -------                   -------

        Net cash provided by operating activities                                        695                       614
                                                                                     -------                   -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                                                                  (287)                     (316)
  Purchases of businesses, net of acquired cash                                         (223)                     (254)
  Proceeds from sales of businesses                                                      152                        21
  Other                                                                                   (1)                       24
Financial services and real estate
  Investments in finance assets                                                         (127)                      (26)
  Proceeds from finance assets                                                           165                        63
                                                                                     -------                   -------

        Net cash used in investing activities                                           (321)                     (488)
                                                                                     -------                   -------

            See notes to condensed consolidated financial statements.

                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                  1997             1996
                                                                                -------          -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products

  Net issuance of short-term borrowings                                         $   453          $   827
  Long-term debt proceeds                                                         1,267              417
  Long-term debt repaid                                                            (372)            (286)
Financial services and real estate
  Net repayment of short-term borrowings                                            (20)            (265)
  Long-term debt proceeds                                                           175              170
  Long-term debt repaid                                                            (200)

Repurchase of outstanding stock                                                    (678)            (716)
Dividends paid                                                                     (976)            (832)
Issuance of shares                                                                  106              101
                                                                                -------          -------

      Net cash used in financing activities                                        (245)            (584)
                                                                                -------          -------

Effect of exchange rate changes on cash and
  cash equivalents                                                                  (48)
                                                                                -------          -------

Cash and cash equivalents:
  Increase (decrease)                                                                81             (458)

  Balance at beginning of period                                                    240            1,138
                                                                                -------          -------

  Balance at end of period                                                      $   321          $   680
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

These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's annual report to stockholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Balance sheet accounts are segregated by two broad types of business. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services and real estate assets and liabilities are unclassified, in accordance with respective industry practices.

Note 2.  Capital Stock:

On February 26, 1997, the Company's Board of Directors declared a three-for-one split of the Company's common stock, effected by a distribution on April 10, 1997, of two shares for each share held of record at the close of business on March 17, 1997. In addition, the par value of the Company's common stock was changed from $1.00 to $0.33 1/3 per share and authorized shares of common stock were increased from 4 billion to 12 billion shares. All share and per share data have been restated to reflect this stock split for all periods presented.

Note 3.  Contingencies:

Legal proceedings covering a wide range of matters are pending in various U.S. and foreign jurisdictions against the Company and its subsidiaries, including Philip Morris Incorporated ("PM Inc."), the Company's domestic tobacco subsidiary. Various types of claims are raised in these proceedings, including but not limited to products liability, consumer protection, antitrust, securities law, tax and patent infringement matters.

Pending claims related to tobacco products generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual smokers, (ii) smoking and health cases alleging personal injury, and purporting to be brought on behalf of a class of plaintiffs, and
(iii) health care cost recovery actions brought primarily by states and local governments seeking reimbursement for Medicaid and other health care expenditures allegedly caused by cigarette smoking.

In the individual and class action smoking and health cases pending against PM Inc. and, in some cases, the Company and/or certain of its other subsidiaries, plaintiffs allege "addiction" to cigarette smoking, personal injury resulting from cigarette smoking and/or exposure to environmental tobacco smoke ("ETS") and seek various forms of relief, including compensatory damages, creation of a medical monitoring fund, disgorgement of profits, various injunctive and equitable relief, and, in some cases, punitive damages in amounts ranging into the billions of dollars. During the past two years, there has been a substantial increase in the number of such smoking and health cases in the United States, with a majority of the new cases having been filed in Florida on behalf of individual plaintiffs. As of March 31, 1997, there were approximately 191 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company, compared to

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

approximately 147 such cases as of March 31, 1996, and approximately 61 such cases as of March 31, 1995. Ninety-one of the cases filed and served as of March 31, 1997, were filed on behalf of individual plaintiffs in the State of Florida. Fourteen of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS.

In addition to the foregoing individual smoking and health cases, as of March 31, 1997, there were 25 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company, including two that involve allegations of various personal injuries related to exposure to ETS. Nineteen of these actions purport to constitute statewide class actions and were filed after the Fifth Circuit Court of Appeals, in the Castano case discussed below, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products. One purported smoking and health class action is pending in Canada and another in Brazil against affiliates of the Company. In California, individuals and local governments and other organizations purportedly acting as "private attorneys general" have filed suits seeking, among other things, injunctive relief, restitution and disgorgement of profits for alleged violations of California's consumer protection statutes. As of March 31, 1997, 29 health care cost recovery actions were pending.

In August 1996, a Florida jury awarded a former smoker and his spouse $750,000 in a smoking and health case against another United States cigarette manufacturer (Carter v. American Tobacco Co., et al.), and that manufacturer was subsequently ordered to pay approximately $1.8 million in attorneys fees and costs. Neither PM Inc. nor the Company was a party to that litigation. Defendant in that action has appealed the verdict. Later that month, a jury returned a verdict for defendants in a smoking and health case in Indiana against United States cigarette manufacturers, including PM Inc. (Rogers v. R.J. Reynolds Tobacco Company, et al.). Plaintiff has appealed the verdict. And on May 5, 1997, a Florida jury returned a verdict for defendants in a smoking and health case involving another United States cigarette manufacturer (Connor v. R.J. Reynolds Tobacco Company).

A number of smoking and health cases and health care cost recovery actions are scheduled for trial in 1997, although trial dates are subject to change. Four cases brought on behalf of individual smokers in which the Company and/or its subsidiaries are defendants are currently scheduled for trial in July, August, September and December 1997. A class action on behalf of flight attendants alleging injury caused by exposure to ETS aboard aircraft is set for trial in June 1997 in Florida state court. A class action on behalf of Florida residents who allege injuries from alleged nicotine "addiction" is set for trial in September 1997. A purported class action on behalf of Pennsylvania residents seeking medical monitoring and other damages for "addiction" and alleged smoking related diseases is set for trial in October 1997. A purported "nicotine-dependence" class action on behalf of New York State residents is tentatively scheduled for trial in November 1997. Through the remainder of 1997, health care cost recovery actions are currently scheduled for trial in Mississippi (July), Florida (August) and Texas (September).

A description of smoking and health class actions, health care cost recovery litigation and certain other actions pending against the Company and/or its subsidiaries and affiliates follows.

                          SMOKING AND HEALTH LITIGATION

Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, violations of

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

deceptive trade practice laws and consumer protection statutes, and claims under the federal Racketeer Influenced and Corrupt Organization Act ("RICO") and state RICO statutes. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations or repose, and preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Labeling Act"). In June 1992, the United States Supreme Court held that the Labeling Act, as enacted in 1965, does not preempt common law damage claims but that the Labeling Act, as amended in 1969, preempts claims arising after July 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Labeling Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court also held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislation to eliminate the federal preemption defense, proposed in Congress in recent years, were enacted. It is not possible to predict whether any such legislation will be enacted.

A smoking and health class action against United States cigarette manufacturers has been pending in Florida state court since October 1991 in which a class has been certified consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States" and who are allegedly suffering various injuries claimed to be caused by exposure to ETS aboard aircraft. Broin, et al. v. Philip Morris Incorporated, et al., Circuit of the Eleventh Judicial Circuit in and for Dade County Florida, Case No. 91-49738-CA-20. In May 1997, plaintiffs filed a motion for reconsideration of the court's order dismissing certain claims as being preempted by the Labeling Act. Various challenges to the class certification have been denied on appeal, and the case is set for trial in June 1997.

Another smoking and health class action against United States cigarette manufacturers has been pending in Florida state court since May 1994 in which a class has been certified consisting of all Florida citizens and residents and their survivors who have suffered injury "caused by their addiction to cigarettes that contain nicotine." Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, Case No. 94-08273-CA-20. In May 1997, the court granted, in part, plaintiffs' motion for reconsideration of the court's earlier order which had granted, in part, defendants' motion for partial summary judgment on the grounds that certain of plaintiffs' claims were preempted by the Labeling Act. In May 1997, defendants filed a motion seeking to join the State of Florida as a party in this action and to enjoin The State of Florida health care cost recovery action described below under the heading "Health Care Cost Recovery Litigation." Various challenges to the class certification have been denied on appeal, and the case is set for trial in September 1997.

In March 1994, a smoking and health class action was filed in Alabama state court against three United States cigarette manufacturers, and was subsequently removed to federal court. Lacey, et al. v. Lorillard Tobacco Company, Inc. et al., United States District Court, Northern District of Alabama, Jasper Division, Civil Action No. 94-4-B-0901-J. Plaintiffs, claiming to represent all smokers who have smoked or are smoking cigarettes sold by defendants in the State of Alabama, seek compensatory and punitive damages not to exceed $48,500 per each class member as well as injunctive relief arising from defendants' alleged

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

failure to disclose additives used in their cigarettes. In February 1997, the judge entered a written order confirming the court's oral decision to grant defendants' motion for summary judgment on the grounds that the suit was preempted by the Labeling Act. Plaintiffs have not appealed this ruling and, therefore, the case is concluded.

In March 1994, a smoking and health class action was filed in federal district court in Louisiana against United States cigarette manufacturers and others, including the Company, seeking certification of a purported class consisting of all United States residents who allege that they are "addicted," or are the legal survivors of persons who were "addicted," to tobacco products. Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, Case No. 94-1044. Plaintiffs alleged that the cigarette manufacturers concealed and/or misrepresented information regarding the claimed addictive nature of nicotine and manipulated the levels of nicotine in their tobacco products to make such products addictive. In February 1995, the trial court certified the class and in May 1996, the Fifth Circuit Court of Appeals reversed the trial court's class certification and remanded the case with instructions that the class allegations be dismissed. In February 1997, the trial court denied defendants' motions for summary judgment as to the individual claims asserted by the two remaining named plaintiffs in the case. A motion seeking certification for immediate appeal of this ruling is pending before the trial court.

Following the announcement of the Fifth Circuit's class decertification decision in Castano, lawyers for the plaintiffs announced that they would file "state-wide" smoking and health class actions in state courts. Subsequently, smoking and health class actions based on various claims, many similar to those in Castano (a "nicotine-dependence class action") and, in some cases, claims of physical injury as well (a "physical injury class action") were filed in a number of states, as described below.

Immediately prior to the Fifth Circuit's decision in the Castano case, a purported nicotine-dependence class action was filed in Indiana state court against United States cigarette manufacturers and others. The case was removed by defendants to federal court and was subsequently remanded to state court. Norton, et al. v. RJR Nabisco Holdings Corporation, et al., Madison Superior Court, Division 1, Case No. 48D01-9605-CP-0271.

In May 1996, a purported physical injury class action was filed in Maryland state court against United States cigarette manufacturers and others, including the Company. Richardson, et al. v. Philip Morris Incorporated, et al., Circuit Court for Baltimore City, No. 96145050. In March 1997, the court approved plaintiffs' voluntary dismissal (without prejudice) of various parent and holding companies named as defendants, including the Company.

In May 1996, a purported class action was filed in Louisiana state court against four United States cigarette manufacturers and others, including the Company. The case was removed by defendants to federal court and was subsequently remanded to state court. In April 1997, the court certified a class consisting of certain Louisiana residents who are or were smokers and who desire to participate in smoking cessation and/or medical monitoring programs and dismissed from the action cigarette distributor defendants. Defendants then removed the case to federal court. Scott, et al. v. The American Tobacco Company, Inc., et al., United States District Court for the Eastern District of Louisiana, Civil Action No. 97-1178, "F" (1). Plaintiffs' motion to remand the case to state court is pending. Defendants' motion for reconsideration of the class certification is scheduled to be heard in June 1997.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In June 1996, a purported nicotine-dependence class action was filed in New York state court against PM Inc., the Company, the Tobacco Institute and the Council for Tobacco Research--U.S.A., Inc. Frosina, et al. v. Philip Morris Inc., et al., Supreme Court of the State of New York, County of New York, Case No. 96110950. A hearing on defendants' motion to dismiss and on plaintiffs' motion for class certification is scheduled for May 1997. Trial is scheduled for November 1997.

In June 1996, a purported physical injury class action was filed in the Superior Court of the District of Columbia against United States cigarette manufacturers and others, including the Company. Reed v. Philip Morris Incorporated, et al., Superior Court of the District of Columbia, Case No. CA-05070-96. A hearing on whether plaintiffs can pursue a class action has been scheduled for June 1997.

In August 1996, a purported class action seeking medical monitoring and other damages was filed in Pennsylvania state court against United States cigarette manufacturers and others, including the Company, and was subsequently removed to federal court. Arch, et al. v. American Tobacco Company Inc., et al., United States District Court for the Eastern District of Pennsylvania, Case No. 96-5903-CN. A hearing on plaintiffs' class certification motion was held in March 1997, and remains pending. Trial is scheduled for October 1997.

In August 1996, a purported nicotine-dependence class action was filed in Alabama state court, on behalf of Alabama and North Carolina residents, against four United States cigarette manufacturers and others, including the Company. In September 1996, the case was removed by defendants to federal court. Lyons, et al. v. The American Tobacco Co., Inc., et al., United States District Court for the Southern District of Alabama, Southern Division, Civil Action No. 96-0881-BH-S. Plaintiffs' motion to remand the case to state court is pending.

In August 1996, a purported nicotine-dependence class action was filed in Ohio state court against United States cigarette manufacturers and others, including the Company, and was subsequently removed to federal court. Chamberlain, et al.
v. The American Tobacco Co., et al., United States District Court, Northern District of Ohio, Case No. 1:96CV2005. Plaintiffs' motion to remand the case to state court is pending.

In August 1996, a purported physical injury class action was filed in Florida state court against United States cigarette manufacturers, and others. Walters, et al. v. Brown & Williamson Tobacco Corp., et al., Circuit Court, Fourth Judicial District, Duval County, Florida.

In September 1996, a purported nicotine-dependence class action was filed in Minnesota state court against four United States cigarette manufacturers and others, including the Company. The case was removed by defendants to federal court in September 1996. Masepohl, et al. v. The American Tobacco Co., Inc., et al., United States District Court, District of Minnesota, Third Division, Case No. CV3-96-888. Plaintiffs' motion to remand the case to state court is pending.

In October 1996, a purported nicotine-dependence class action was filed in New Mexico state court against four United States cigarette manufacturers and others, including the Company. Connor, et al. v. The American Tobacco Co., et al., Second Judicial District Court, County of Bernalillo, State of New Mexico, Case No. CV-96-9422.

In October 1996, a purported nicotine-dependence class action was filed in federal court in Puerto Rico against four United States cigarette manufacturers and others, including the Company. Ruiz, et al. v. The American Tobacco Co., et

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

al., United States District Court for the District of Puerto Rico, Civil Action No. 96-2300. A class certification hearing is scheduled for October 1997.

In November 1996, a purported nicotine-dependence class action seeking medical monitoring and other relief, was filed in federal court in Arkansas against United States cigarette manufacturers and others, including the Company. Hansen, et al. v. The American Tobacco Co., et al., United States District Court for the Eastern District of Arkansas, Western Division, Case No. LRC 96-881. A class certification hearing is scheduled for August 1997.

In January 1997, a purported nicotine-dependence class action was filed in West Virginia state court against United States cigarette manufacturers and others, including the Company. Defendants have removed this case to federal court. McCune, et al. v. The American Tobacco Company, et al., United States District Court, Southern District of West Virginia, Case No. 97-C-00204. Plaintiffs' motion to remand the case to state court is pending.

In February 1997, a purported class action was filed in Michigan state court against United States cigarette manufacturers and others on behalf of all persons who have quit smoking and who would allegedly benefit from medical monitoring. Baker, et al. v. The American Tobacco Company, Inc., et al., Circuit Court of the County of Wayne, Michigan, CA # 97-703444 NP. Defendants filed a motion to stay the case pending a decision by the Michigan Supreme Court in an asbestos case raising the issue of whether plaintiffs can recover medical monitoring relief absent any cognizable physical injury. Thereafter, plaintiffs amended their complaint to include allegations that class members have suffered physical injuries. A hearing on plaintiffs' class certification motion is scheduled for June 1997.

In February 1997, a purported physical injury class action was filed in West Virginia state court against United States cigarette manufacturers and others. Defendants have removed this case to federal court. Ingle, et al. v. Philip Morris, Inc., et al., United States District Court, Southern District of West Virginia, Civil Action No. 1:97.0336.

In February 1997, a purported nicotine-dependence class action was filed in Hawaii state court against United States cigarette manufacturers and others, including the Company. Defendants have removed this case to federal court. Peterson, et al. v. The American Tobacco Company, Inc., et al., United States District Court, District of Hawaii, Case No. 97-00233-HG. Plaintiffs' motion to remand the case to state court is pending.

In February 1997, a purported nicotine-dependence class action was filed in Kansas state court against United States cigarette manufacturers and others, including the Company. Defendants have removed this case to federal court. Emig, et al. v. The American Tobacco Company, Inc., et al., United States District Court, District of Kansas at Wichita, Case No. 97-1121-MLB.

In February 1997, a purported nicotine-dependence class action was filed in Oklahoma state court against United States cigarette manufacturers and others, including the Company. Defendants have removed this case to federal court. Walls, et al. v. The American Tobacco Company, Inc., et al., United States District Court, Northern District of Oklahoma, Case No. 97-CIV-0218. Plaintiffs' motion to remand the case to state court is pending.

In March 1997, a purported nicotine-dependence class action was filed in Nevada state court against United States cigarette manufacturers and others. Defendants have removed this case to federal court. Selcer, et al. v. R.J. Reynolds Tobacco Company, et al., United States District Court, District of Nevada, Case No. CV-S-

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

97-334-PMP (RJJ). Plaintiffs' motion to remand the case to state court is pending.

In April 1997, a purported physical injury class action was filed in Wisconsin state court against United States cigarette manufacturers and others. Insolia, et al. v. Philip Morris Incorporated, et al., Circuit Court of Rock County, Wisconsin, Case No. 97-CV-230J. The State of Wisconsin has been joined as a plaintiff based upon allegations that the state has paid Medicaid benefits.

In April 1997, a purported physical injury class action was filed in Mississippi state court against United States cigarette manufacturers and others, including the Company. White, et al. v. Philip Morris, Inc., et al., Chancery Court of Jefferson County, Mississippi, Civil Action No. 97-0053. Plaintiffs seek certification of nicotine-dependence and physical injury subclasses as well as a "recoupment subclass" composed of all persons and entities (excluding governmental entities and officials) who reside in the State of Mississippi who have incurred economic loss as a result of payment for the treatment of diseases, illnesses, addictions, or medical conditions caused by cigarettes and an "opt-in subclass" composed of any and all non-residents of the State of Mississippi, who reside elsewhere in the United States and the Commonwealth of Puerto Rico, and but for their residency would otherwise be included in the case, and who elect to opt into this action. A recently-filed amended complaint adds allegations and claims asserting a health care cost recovery action purportedly on behalf of the State of Mississippi and Mississippi taxpayers. These allegations and related claims are similar to those in the health care cost recovery action brought by the Attorney General of Mississippi in the Moore case described below under the heading "Health Care Cost Recovery Litigation."

In May 1997, a purported physical injury class action was filed in New York state court against United States cigarette manufacturers and others, including the Company. Geiger, et al. v. The American Tobacco Company, et al., Supreme Court of the State of New York, County of Queens, Case No. 010687.

In May 1997, a purported smoking and health class action was filed in federal court in Texas. Cole, et al. v. The Tobacco Institute, Inc., et al., United States District Court, Eastern District of Texas, Civil Action No. 1:97CV0256.

In February 1995, Rothmans, Benson & Hedges, Inc. (in which the Company, through subsidiaries, owns a 40% interest) was served with a statement of claim commencing a purported class action in the Ontario Court of Justice, Toronto, Canada, against Imperial Tobacco Limited, RJR-MacDonald Inc., and Rothmans, Benson & Hedges, Inc. LeTourneau v. Rothmans et al., Ontario Court of Justice, Toronto, Canada, Court File No. 95-CU-82186 (now captioned Caputo v. Imperial Tobacco Limited, et al.). The lawsuit seeks damages in the amount of $1,000,000 (Canadian) per class member and punitive and exemplary damages and an order requiring the funding of rehabilitation centers. Plaintiffs seek certification of a class of persons consisting of all current and former cigarette smokers in Ontario, their families and the estates of deceased smokers.

In July 1995, a purported class action on behalf of all Brazilian smokers and former smokers was filed in state court in Sao Paulo, Brazil, naming Philip Morris Marketing, S.A., a wholly-owned subsidiary of the Company, as a co-defendant. The Smoker Health Defense Association, et al. v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., 19th Lower Civil Court of the Central Courts of the Judiciary District of Sao Paulo, Brazil. Plaintiffs allege that defendants failed to warn that smoking is "addictive" and engaged in misleading advertising. Plaintiffs have obtained an order, which was upheld on appeal, reversing the burden of proof and placing the burden on defendants.
Defendants are seeking further appellate review of this order.

Pro se prisoners have filed two purported class actions against United States cigarette manufacturers and others seeking, in one case, class certification on behalf of prisoners in two Mississippi prisons based on alleged exposure to ETS (Lyle, et al. v. Brown & Williamson Tobacco Corporation, et al., United States

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

District Court for the Northern District of Mississippi, Civil Action No. 3:96-CV-268WS) and, in the other, on behalf of all allegedly nicotine-dependent persons in the United States (Harris, et al. v. Philip Morris Incorporated, et al., United States District Court for the Eastern District of Pennsylvania, Civil Action No. 3:96-CV 652). In October 1996, the court issued an order dismissing the Lyle action. In November 1996, the court in Harris entered an order denying class certification, and in January 1997 dismissed PM Inc. and the Company from the case.

                      HEALTH CARE COST RECOVERY LITIGATION

In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and/or other health care expenditures allegedly caused by tobacco products. The claims asserted in these health care cost recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under the federal and state RICO statutes.

Each plaintiff seeks reimbursement of Medicaid and/or other health care costs. Other relief sought by some but not all plaintiffs includes punitive damages, treble damages for alleged antitrust law violations, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields and payment of attorney and expert witness fees.

Defenses raised by defendants include failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot recover because they participated in, and benefited from, the sale of cigarettes), lack of antitrust injury, federal preemption, lack of proximate cause and statute of limitations. In addition, defendants argue that they should be entitled to "set-off" any alleged damages to the extent a state benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that all of these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer or a state) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring an action on behalf of each individual health care recipient and should be subject to all defenses available against the injured party. In certain of these cases, defendants have also challenged the ability of the plaintiffs to use contingency fee counsel to prosecute these actions. Further, certain cigarette companies, including PM Inc., have filed related declaratory judgment actions in several states seeking to block the health care cost recovery actions in those states and/or to prevent the state from hiring contingency fee counsel.

The following is a summary of certain developments in each of the health care cost recovery suits pending against PM Inc. and, in some cases, the Company, and the related declaratory judgment actions filed by cigarette manufacturers.

Florida -- In May 1994, the State of Florida enacted a statute which purports, among other things, to abolish affirmative defenses in Medicaid recovery actions. In June 1994, PM Inc. and others filed suit in Florida state court challenging the constitutionality of the statute. Associated Industries of Florida, Inc., et

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

al. v. State of Florida Agency for Health Care Administration, et al., Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, Case No. 94-3128. In June 1996, the Florida Supreme Court ruled that the provisions of the statute that permitted the state to pursue its action without identifying individual Medicaid recipients violated defendants' due process rights under the Florida constitution and that defendants may rebut the state's claims of causation and damages on a recipient-by-recipient basis. The court held constitutional on its face the statutory provision abolishing affirmative defenses normally available to a third party, including assumption of the risk, but stated that this provision might be unconstitutional as applied in the state's case. The court also held that the state's independent cause of action created by the statute could apply only to Medicaid costs paid after the amendment became effective in July 1994, that defendants could be held individually liable under a market share theory, that the state could use statistical evidence to present its case, and that the agency charged with enforcing the statute was constitutionally established. In September 1996, plaintiffs' petition for rehearing on the Florida Supreme Court's rulings on abrogation of affirmative defenses and application of the statute to conduct occurring before July 1994 was denied. In March 1997, the United States Supreme Court denied a petition for a writ of certiorari filed by PM Inc. and others challenging the statute as violating due process.

In February 1995, the State of Florida filed a health care cost recovery action under the statute in Florida state court. The State of Florida, et al. v. The American Tobacco Company, et al., Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. CL 95 1466 AO. In September 1996, the trial court dismissed all of the state's claims except for its negligence and strict liability counts arising from Medicaid payments made after July 1, 1994, and its count for injunctive relief. The court also ordered the state to disclose the identity of the Medicaid recipients. Thereafter, the state filed a coded listing (without names) for all Medicaid recipients with alleged smoking-related illnesses. The trial court accepted the coded listing and, in January 1997, the Florida Supreme Court determined not to hear and denied defendants' challenge to the sufficiency of the state's purported identification of Medicaid recipients. In November 1996, plaintiffs amended their complaint to add claims for violations of Florida's RICO and consumer protection statutes. In December 1996, the court granted defendants' motion to dismiss various claims brought under state statutes and denied the motion to dismiss claims based on Florida's RICO statute and on a state false advertising statute. In January 1997, defendants waived their rights to a pretrial determination of whether plaintiffs can amend their complaint to include a punitive damages claim. Defendants have reserved their rights to challenge the punitive damages claim on factual or legal bases. In February 1997, the court granted plaintiffs' motion to strike all of defendants' affirmative defenses to the counts brought under the statute. In response to defendants' motion for reconsideration, the court permitted certain of the affirmative defenses to be asserted. The court granted defendants leave to file a new set of affirmative defenses. Plaintiffs moved to strike all of the defenses. That motion was granted in part and denied in part. The court also ruled that defendants are entitled to the names of the individual Medicaid recipients whose medical expenses form the basis of the state's damages and that defendants may depose and obtain the medical records of twenty-five recipients of defendants' choice. In March 1997, the court granted defendants' motion to file a third-party complaint against the state on the ground that the state manufactured and sold cigarettes and, in May 1997, the court denied plaintiffs' motion to dismiss the third-party complaint. The trial in this case is scheduled to begin in August 1997.

Mississippi -- In May 1994, the Attorney General of Mississippi filed a health care cost recovery action in Mississippi state court. Moore v. The American Tobacco Company, et al., Chancery Court of Jackson County, Mississippi, Case No. 94-1429. In February 1995, the court granted plaintiff's motion to strike

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

certain of defendants' challenges to the sufficiency of the complaint and denied defendants' motion for judgment on the pleadings. In March 1997, the Mississippi Supreme Court dismissed the petitions filed by defendants and the Governor of Mississippi challenging the authority of the Attorney General to bring the lawsuit. The court held that it lacked jurisdiction to hear the petitions at this stage of the proceedings and stated that defendants could reassert their arguments in an appeal after trial. In April 1997, the court granted plaintiff's motion to preclude defendants from asserting certain offsets pertaining to the economic benefits received by the state from the sale of cigarettes. The trial is scheduled to begin in July 1997.

Minnesota -- In August 1994, the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota filed a health care cost recovery action in Minnesota state court. Minnesota, et al. v. Philip Morris Incorporated, et al., Minnesota District Court, Second Judicial District, County of Ramsey, Case No. C1-94-8565. In July 1996, the Minnesota Supreme Court ruled that Blue Cross did not have standing to pursue its tort claims against defendants, but that it could proceed against defendants for claims brought under antitrust and consumer protection statutes. The Supreme Court also held that Blue Cross could pursue directly its equitable claims, but only for injunctive (not monetary) relief. The case is scheduled to go to trial in January 1998.

West Virginia -- In September 1994, the Attorney General of West Virginia filed a health care cost recovery action in West Virginia state court. McGraw v. The American Tobacco Company, et al., Circuit Court of Kanawha County, West Virginia, Case No. 94-1707. In October 1995, the court dismissed eight of ten counts of the complaint and granted defendants' motion to prohibit prosecution of this case pursuant to a contingent fee agreement with private counsel. In June 1996, the Attorney General added the Public Employees' Insurance Agency as a plaintiff. In November 1996, plaintiffs added the West Virginia Department of Health and Human Resources as a plaintiff, and three law firms as defendants, and asserted additional counts under theories of indemnity, negligent misrepresentation, negligence, and strict product liability. In February 1997, the court granted defendants' motion to dismiss plaintiffs' common law and equitable claims and thereafter denied defendants' motion to dismiss plaintiffs' statutory claims. In April 1997, the Attorney General filed a notice of intent to appeal the court's dismissal of the common law and equitable claims.

Texas -- In March 1996, the Texas Attorney General filed a health care cost recovery action in federal court in Texas. The State of Texas v. The American Tobacco Company, et al., United States District Court, Eastern District of Texas, Civil No. 5-96CV91. Trial in this action is set for September 1997. Plaintiffs have filed a motion seeking to prevent defendants from asserting a "set off" defense based on the excise taxes that the state collects from the sale of tobacco products. Defendants' motions to dismiss were heard by the court in April 1997. Defendants and others had previously filed an action in Texas state court in November 1995, seeking a declaration that the Texas Attorney General cannot pursue a health care cost recovery action. Philip Morris Incorporated, et al. v. Dan Morales, Attorney General of the State of Texas, et al., District Court of Travis County, Texas, No. 94-14807. The state court has stayed the action for declaratory relief pending the outcome of the Attorney General's suit.

Massachusetts -- In December 1995, the Massachusetts Attorney General filed a health care cost recovery action in Massachusetts state court. Commonwealth of Massachusetts v. Philip Morris Inc., et al., Superior Court, Middlesex County, Civil Action No. 95-7378. Defendants have moved to dismiss the complaint. Defendants had previously filed an action in Massachusetts federal court in November 1995, seeking to enjoin the Attorney General from prosecuting a health care cost recovery action. Philip Morris Incorporated, et al. v. Scott Harshbarger, United States District Court, District of Massachusetts, Case No.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

95-12574-GAO. In November 1996, the federal district court denied the Attorney General's motion to dismiss the complaint and stayed the injunction action.

Maryland -- In May 1996, the State of Maryland filed a health care cost recovery action in Maryland state court. State of Maryland v. Philip Morris Incorporated, et al., Circuit Court for Baltimore County, Maryland, Case No. 96-122017/CL211017. Defendants' motion to dismiss the state's complaint is pending. The trial is scheduled for January 1999. Defendants and others had previously filed a separate action in Maryland state court seeking to enjoin the Maryland Attorney General from prosecuting a health care cost recovery action pursuant to a contingent fee arrangement with special counsel. Philip Morris Incorporated, et al. v. Parris N. Glendening, Governor of the State of Maryland, et al., Circuit Court for Talbot County, Maryland, Case No. CG 2829. In August 1996, the court granted defendants' motion for summary judgment and dismissed the injunction action. Plaintiffs have appealed.

Louisiana -- In March 1996, the Attorney General of Louisiana filed a health care cost recovery action in Louisiana state court. Ieyoub, et al. v. The American Tobacco Company, et al., 14th Judicial District Court, Parish of Calcasieu, Louisiana, Case No. 96-1209. In January 1997, the court denied defendants' motion to dismiss which argued that the Attorney General lacked the procedural capacity to bring this action. Defendants have appealed this ruling. A similar motion challenging the Attorney General's authority to bring this action is also pending. In March 1997, the Attorney General amended his complaint to join over 100 insurance companies, which are alleged to have insurance policies with the defendants covering all or some of the damages asserted in the complaint.

San Francisco -- In June 1996, the City and County of San Francisco filed a health care cost recovery action in California federal court and has since been joined by ten other California counties. City and County of San Francisco, et al. v. Philip Morris, Inc. et al., United States District Court, Northern District of California, Civil No. C 96-2090. In January 1997, the court denied defendants' motion to disqualify plaintiffs' contingency-fee counsel. In February 1997, the court granted defendants' motion to dismiss the suit, with leave to file an amended complaint. An amended complaint was filed in March 1997. In September 1996, plaintiffs in the federal court action, joined by several medical associations, filed an action in California state court seeking, among other things, injunctive relief and disgorgement of profits for alleged violations of California's consumer protection statutes. People of the State of California, et al. v. Philip Morris, Inc. et al., San Francisco Superior Court, County of San Francisco, Case No. 980864. In January 1997, the court granted in part defendants' motion to dismiss by requiring plaintiffs to replead certain causes of action and denied the motion on other grounds. In March 1997, plaintiffs filed an amended complaint. Defendants have answered the amended complaint, but plaintiffs have stated that they will move to challenge certain affirmative defenses. A hearing on that motion is set for July 1997. Trial is scheduled for March 1999.

Washington -- In June 1996, the Attorney General of the State of Washington filed a health care cost recovery action in Washington state court. State of Washington v. American Tobacco Co., Inc., et al., Superior Court of Washington, King County, No. 96-2-15056-8. In November 1996, the court dismissed claims based on special duty, unjust enrichment and restitution to the state, but did not dismiss claims brought under Washington's antitrust laws. The State of Washington then filed an amended complaint in an attempt to cure the deficiencies found by the court to exist in the special duty and unjust enrichment claims and to expand the state's claims for relief to include disgorgement under Washington's consumer protection statute. In April 1997, the court heard argument on defendants' motion to dismiss claims of special duty and unjust

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

enrichment and the expanded claim for disgorgement of profits. Trial is scheduled for September 1998.

Connecticut -- In July 1996, the State of Connecticut filed a health care cost recovery action in Connecticut state court. State of Connecticut v. Philip Morris Inc., et al., Superior Court, Judicial District of Litchfield, Case No. CV-96-01534405. In March 1997, defendants filed a motion seeking to dismiss the complaint on various grounds. Defendants had previously filed an action in federal district court in June 1996, seeking to enjoin the Connecticut Attorney General from bringing the health care cost recovery action. Philip Morris Inc., et al. v. Richard Blumenthal, United States District Court, District of Connecticut, Case No. 396CV01221 (PCD). This injunction action was dismissed in December 1996 and, in January 1997, plaintiffs appealed the dismissal.

Utah -- In September 1996, the Utah Attorney General filed a health care cost recovery action in federal court in Utah. State of Utah v. R.J. Reynolds Tobacco Company, et al., United States District Court, District of Utah, Case No. 2:96CV 0829W. In January 1997, defendants filed a motion to dismiss the complaint on the grounds that the state's exclusive remedy is subrogation. Defendants had previously filed an action in Utah state court in July 1996, challenging the right of the Attorney General to bring such an action and to prosecute the case pursuant to a contingent fee arrangement with special counsel. Philip Morris Incorporated, et al. v. Janet C. Graham, Attorney General of the State of Utah, et al., Third Judicial District Court of Salt Lake County, Utah, No. 960904948CV. The parties agreed that this state court action would be stayed while the federal action is proceeding, except for the challenge to the Attorney General's contingent fee arrangement with special counsel. In February 1997, the court denied this challenge and the state court action was subsequently dismissed.

Los Angeles County -- In August 1996, the County of Los Angeles filed a health care cost recovery action in California state court. County of Los Angeles v. R.J. Reynolds Tobacco Company, et al., Superior Court of California, San Diego County, Case No. 707-651. In April 1997, the court dismissed plaintiffs' fraud claims without leave to amend, but denied defendants' motion to dismiss plaintiffs' claim for breach of express warranty.

Alabama -- In August 1996, a health care cost recovery action was filed in Alabama state court as a putative class action on behalf of taxpayers of the State of Alabama. Following local rules, the court entered an order conditionally certifying the class. This action was removed by defendants to federal court and was subsequently remanded to state court. Crozier, et al. v. The American Tobacco Company, et al., Circuit Court, Montgomery County, Alabama, No. 96-001508 PR. In April 1997, defendants filed motions to dismiss the complaint on various grounds.

Kansas -- In August 1996, the Attorney General of Kansas filed a health care cost recovery action in Kansas state court. State of Kansas, ex rel. Carla J. Stovall, Attorney General v. R.J. Reynolds Tobacco Co., et al., District Court of Shawnee County, Kansas, Case No. 96-CV-919. Defendants' motion to dismiss this case is scheduled to be heard in June 1997.

Michigan -- In August 1996, the Attorney General of Michigan filed a health care cost recovery action in Michigan state court. Frank J. Kelley, Attorney General, ex rel. State of Michigan v. Philip Morris Incorporated, et al., Circuit Court for the 30th Judicial Circuit, Ingham County, Michigan, Case No. 96-84281-CZ. In October 1996, defendants moved to dismiss certain counts of the complaint and to strike claims for compensatory and punitive damages. In February 1997, defendants filed a motion to dismiss the complaint on the grounds that plaintiff's exclusive remedy is subrogation and a motion in response to plaintiff's motion attacking certain affirmative defenses.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Oklahoma -- In August 1996, the Attorney General of Oklahoma filed a health care cost recovery action in Oklahoma state court. State of Oklahoma, et al. v. R.J. Reynolds Tobacco Co., et al., District Court for Cleveland County, Oklahoma, Case No. CJ-96-1499-L. Trial is scheduled to begin in November 1998.

Arizona -- In August 1996, the Attorney General of Arizona filed a health care cost recovery action in Arizona state court. State of Arizona, et al. v. American Tobacco Co., Inc., et al., Superior Court, Maricopa County, Arizona, No. CV 96-14769. The Governor of Arizona has instructed the Attorney General to dismiss the case. Subsequently, the Attorney General filed an amended complaint that abandons claims for Medicaid payments, but seeks recovery of other health care costs as well as other damages and forms of relief. Motions to dismiss the complaint on various grounds are scheduled to be argued in May 1997. Trial is scheduled for October 1998.

Ohio -- In September 1996, two Ohio local officials filed a health care cost recovery action in Ohio state court, purportedly on behalf of the State of Ohio and all Ohio taxpayers. Defendants removed the case to federal court in Ohio and have filed a motion to dismiss challenging the standing of plaintiffs to bring this action. State ex rel. Coyne, Jr., et al. v. The American Tobacco Co., et al., United States District Court, Northern District of Ohio, Case No. 96-2247. Plaintiffs' motion to remand this action to state court is pending. In May 1997, the Attorney General of Ohio filed a health care cost recovery action in Ohio state court. State of Ohio, ex rel. Betty D. Montgomery, Attorney General v. Philip Morris Incorporated, et al., Court of Common Pleas, Franklin County, Ohio, Case No. 97 CVH-07-5114.

New Jersey -- In September 1996, the Attorney General of New Jersey filed a health care cost recovery action in New Jersey state court. The State of New Jersey v. R.J. Reynolds Tobacco Company, et al., Chancery Court, Middlesex County, Case No. C-254-96. In August 1996, defendants filed a separate suit challenging the right of the Attorney General to bring such an action and to prosecute the case pursuant to a contingent fee arrangement with special counsel. Philip Morris Incorporated, et al. v. Peter Verniero, Attorney General of the State of New Jersey, et al., Superior Court of New Jersey, Chancery Division, Mercer County, Case No. MER-C-000114-96. In March 1997, the court dismissed this action. PM Inc. and other tobacco companies are seeking to appeal that dismissal.

New York City -- In October 1996, the City of New York and the New York City Health and Hospitals Corporation filed a health care cost recovery action in New York state court. Defendants removed this case to federal court. City of New York, et al. v. The Tobacco Institute, et al., United States District Court for the Southern District of New York, Case No. 97-CIV-0904 (LMM). Plaintiffs' motion to remand this action to state court is pending.

Illinois -- In November 1996, the Attorney General of Illinois filed a health care cost recovery action in Illinois state court. People of the State of Illinois v. Philip Morris, Inc., et al., Circuit Court of Cook County, Illinois, Case No. 96 L 13146. Defendants' motion to dismiss is scheduled to be heard in August 1997.

Iowa -- In November 1996, the State of Iowa filed a health care cost recovery action in Iowa state court. State of Iowa, ex rel. Thomas J. Miller, in his capacity as Attorney General of the State of Iowa v. R.J. Reynolds Tobacco Co., et al., District Court for Polk County, Iowa, Case No. CL71048. Defendants' motion to dismiss is scheduled to be heard in June 1997.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Erie County -- In January 1997, the County of Erie filed a health care cost recovery action in New York state court. County of Erie v. The Tobacco Institute, Inc., et al., Supreme Court of the State of New York, County of Erie, Case No. I1997/359.

New York -- In January 1997, the State of New York filed a health care cost recovery action in New York state court. Defendants have removed this action to federal court. State of New York and Dennis C. Vacco, Attorney General of the State of New York v. Philip Morris Inc., et al., United States District Court for the Southern District of New York, Case No. 97-CIV-0794 (LMM). Plaintiffs' motion to remand this case to state court is pending.

Hawaii -- In February 1997, the State of Hawaii filed a health care cost recovery action in Hawaii state court. State of Hawaii v. Brown & Williamson Tobacco Corporation as successor by merger to The American Tobacco Company, et al., First Circuit Court, Honolulu, Hawaii, Case No. 97-0441-01. Defendants had previously filed suit in federal district court in Hawaii in August 1996, seeking to enjoin the Attorney General from prosecuting a health care cost recovery action. Philip Morris Inc., et al. v. Margery Bronster, United States District Court, Hawaii, Civ. No. 96-00722 HG. A hearing on a motion to dismiss the federal court action was held in March 1997. This action is scheduled to go to trial in December 1997.

Wisconsin -- In February 1997, the State of Wisconsin filed a health care cost recovery action in Wisconsin state court. State of Wisconsin v. Philip Morris Incorporated, et al., Circuit Court, Dane County, Wisconsin, Case No. 30704. In April 1997, defendants filed a motion to dismiss the complaint on various grounds.

Indiana -- In February 1997, the State of Indiana filed a health care cost recovery action in Indiana state court. State of Indiana v. Philip Morris Incorporated, et al., Marion County Superior Court, Indiana, Case No. 49D07-9702-CT-0236.

Alaska -- In April 1997, the State of Alaska filed a health care recovery action in Alaska state court. State of Alaska v. Philip Morris Incorporated, et al., Superior Court for the State of Alaska, First Judicial District at Juneau, No. 1JU-97915 CI. In January 1997, defendants filed a separate suit challenging the right of the Alaska Attorney General to bring such an action on the grounds that it would violate federal law. Philip Morris Inc., et al. v. Bruce Botelho, U.S. District Court, Alaska, No. A 97-003 Civ. (JWS). In March 1997, the Attorney General filed a motion seeking to dismiss this case.

Cook County -- In April 1997, the County of Cook, Illinois filed a health care cost recovery action in Illinois state court. Defendants removed the case to federal court. County of Cook v. Philip Morris Incorporated, et al., United States District Court for the Northern District of Illinois, Case No. 97 C 3295.

Pennsylvania -- In May 1997, the State of Pennsylvania filed a health care cost recovery action in Pennsylvania state court. Commonwealth of Pennsylvania v. Philip Morris, Inc., et al., Court of Common Pleas, Philadelphia County, Case No. 2443.

Montana -- In May 1997, the State of Montana filed a health care cost recovery action in Montana state court. State of Montana v. Philip Morris, Incorporated, et al., Montana First Judicial Court, Lewis and Clark County, Case No. CDV 9700306.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Arkansas -- In May 1997, the State of Arkansas filed a health care cost recovery action in Arkansas state court. State of Arkansas v. The American Tobacco Company, et al., Pulaski County Chancery Court, Arkansas, Case No.
IJ97-2982.

Tennessee -- In May 1997, four individuals filed a health care cost recovery action in Tennessee state court as a putative class action on behalf of the State of Tennessee and all Tennessee taxpayers. State ex rel. Beckom, et al. v. The American Tobacco Company, Inc., et al., Chancery Court, Monroe County, Tennessee, Case No. 12263.

South Carolina -- In May 1997, the State of South Carolina filed a health care cost recovery action in South Carolina state court. State of South Carolina v. Brown & Williamson Tobacco Corporation, et al., Court of Common Pleas, Fifth Judicial Circuit, Civil No. 97 CP40 1686.

Missouri -- In May 1997, it was reported in the press that the State of Missouri filed a health care cost recovery action.

Other state and local government entities have announced that they are considering filing similar health care cost recovery actions.

In September 1996, a purported class action was filed in Tennessee state court against four United States cigarette manufacturers and others on behalf of all individuals and entities in the United States who have paid premiums to a Blue Cross or Blue Shield organization for medical insurance. The complaint alleges that defendants' actions have resulted in increased medical insurance premiums for all class members and seeks recovery under various consumer protection statutes as well as under theories of breach of special duty and unjust enrichment. This case was removed by defendants to federal court and plaintiffs' motion to remand the case to state court is pending. Champion/Perry, et al. v. Philip Morris Incorporated, et al., United States District Court for the Eastern District of Tennessee, Winchester Division, Civil Action No. 4:96-CV-106.

In May 1997, a purported class action was filed in federal court in California against United States cigarette manufacturers and others on behalf of all "California-based multi-employer labor-management health and welfare funds" that provide health care benefits for union members and their families. Stationary Engineers Local 39 Health and Welfare Trust, et al. v. Philip Morris, Inc., et al., United States District Court, Northern District of California, Case No. C-97-1519. The complaint alleges that defendants' actions have resulted in plaintiffs expending funds to provide medical treatment for smoking-related illnesses. The complaint seeks injunctive and equitable relief under various theories, including fraud, breach of special duty, unjust enrichment and violations of RICO, anti-trust and consumer protection statutes.

                       OTHER TOBACCO RELATED CLASS ACTIONS

In May 1995, PM Inc. announced a recall of certain of its products and in June and July four purported class actions relating to the recall were filed. Three of these cases have been dismissed. In October 1995, plaintiffs in the remaining action, Tijerina, et al. v. Philip Morris, Inc., et al., United States District Court, Northern District of Texas, Amarillo Division, Case No. 2-95-CV-120, filed an amended complaint alleging that PM Inc. has, for many years, knowingly manufactured filtered products that are defective because they contain "defective filters." Plaintiffs purport to bring this action on behalf of all persons who "are Texas residents and who have smoked Philip Morris filtered cigarettes manufactured with Hoechst Celanese filter materials" and who have suffered adverse health effects. Plaintiffs allege that the filters in these products contain hazardous chemicals and that cellulose acetate fibers break away from the filters and are inhaled and ingested by the consumer when the filtered products are used. Plaintiffs further allege that they relied on PM Inc.'s false and fraudulent misrepresentations, made through advertising, regarding the safety of the use of the filters. Motions to dismiss certain of plaintiffs' claims and motions for summary judgment are pending. In October 1996, the court denied plaintiffs' motion for class certification.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In June 1995, an action was filed in federal court in Maryland against PM Inc. seeking certification of a purported class consisting of "all persons and estates injured as a result of the defendant's alleged failure to manufacture a fire safe cigarette since 1987." Sacks, et al. v. Philip Morris Inc., United States District Court, District of Maryland, Case No. WMN-95-1840. Plaintiffs alleged in their complaint that PM Inc. intentionally withheld and suppressed material information relating to technology to produce a cigarette less likely to cause fires and failed to design and sell its cigarettes using the alleged technology. Compensatory and punitive damages were sought. In September 1996, an order was entered denying plaintiffs' motion for leave to file an amended complaint and granting defendant's motion to dismiss. Plaintiffs have appealed the order. The appellate court will decide the appeal without oral argument.


                              CERTAIN OTHER ACTIONS

In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in a complaint filed as a purported class action in federal court in New York. Lawrence, et al. v. Philip Morris Companies Inc., et al., United States District Court, Eastern District of New York, Case No. 94 Civ. 1494 (JG). Plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which defendants allegedly shipped more inventory to customers than was necessary to satisfy market demand. In August 1995, the court granted plaintiffs' motion for class certification, certifying this action as a class action on behalf of all persons (other than persons associated with defendants) who purchased common stock of the Company during the period July 10, 1991 through April 1, 1993, inclusive, and who held such stock at the close of business on April 1, 1993. In September 1996, the United States Court of Appeals for the Second Circuit denied the Company's Petition for Writ of Mandamus which had requested that the Court of Appeals direct the trial court to withdraw its order granting class certification. In January 1997, the court granted a motion by an alleged class member to intervene in the action and to be named an additional class representative.

In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in several purported class actions that were consolidated in the United States District Court in the Southern District of New York. Kurzweil, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case Nos. 94 Civ. 2373 (MBM) and 94 Civ. 2546
(MBM) and State Board of Administration of Florida, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, Case No. 94 Civ. 6399 (MBM). In those cases, plaintiffs asserted that defendants violated federal securities laws by, among other things, making allegedly false and misleading statements regarding the allegedly "addictive" qualities of cigarettes. In each case, plaintiffs claimed to have been misled by defendants' knowing and intentional failure to disclose material information. In September 1995, the court granted defendants' motion to dismiss the two complaints in their entirety. The court granted plaintiff in the State Board action leave to replead one of its claims. In April 1996, the court entered an order stipulating the dismissal of the State Board claims. In August 1996, the court entered judgment dismissing the claims in Kurzweil. In April 1997, the district court granted a motion filed by the Kurzweil plaintiffs to vacate the judgment and for leave to amend their complaint. Defendants are appealing this ruling.

In March 1995, an antitrust action was filed in California state court against four United States cereal manufacturers, including the Post Division of Kraft Foods, Inc. ("Kraft"), by plaintiffs purporting to represent all California

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

residents who purchased defendants' cereal products during the four years preceding the date upon which the complaint was filed. McIver, et al. v. General Mills, Inc., et al., Superior Court of the State of California, County of Santa Barbara, Case No. 206663. Plaintiffs seek treble damages and the return of profits resulting from defendants' alleged conspiracy to fix and raise prices of cereal products sold to California consumers. In April 1995, a second purported class action similar to the earlier action was filed in the same court and thereafter the two cases were consolidated. In September 1995, the court granted defendants' motions for summary judgment. In December 1995, plaintiffs filed an appeal of that decision with the California Court of Appeals and, in January 1997, the Court of Appeals affirmed the trial court's dismissal of this action.

In April 1996, an antitrust action was filed in federal court in Wisconsin against Kraft as a purported class action. Stuart, et al. v. Kraft Foods, Inc., et al., United States District Court, Eastern District of Wisconsin, Case No. 96-C-391. An amended complaint filed in July 1996, named two other leading dairy products manufacturers and the National Cheese Exchange as defendants. Plaintiff purports to represent all persons and entities in the United States (excluding governmental entities and political subdivisions) that sold milk and/or bulk cheese directly to Kraft or any of its alleged co-conspirators at any time since January 1, 1988. Plaintiff alleges that defendants engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange and failed to deal in good faith with their bulk cheese and milk suppliers by paying them prices based on the National Cheese Exchange. Plaintiff seeks injunctive and equitable relief and treble damages. In December 1996, plaintiffs' motion for class certification was denied and defendants' motion to dismiss plaintiffs' action was denied without prejudice.

In September 1996, a second antitrust action was filed in federal court in Wisconsin against Kraft as a purported class action. Sheeks, et al. v. Kraft Foods, Inc., et al., United States District Court, Eastern District of Wisconsin, Case No. 96-C-1100. Plaintiffs are dairy farmers who assert virtually identical claims to those in the Stuart case discussed above. In December 1996, the court denied plaintiffs' motion to consolidate this action with the Stuart case. In May 1997, the court granted plaintiffs' motion for voluntary dismissal without prejudice.

In May 1997, a third antitrust action was filed in state court in Wisconsin against Kraft as a purported class action. Servais, et al. v. Kraft Foods, Inc. and The National Cheese Exchange, Inc., Circuit Court of Dane County, Wisconsin, Case No. 97 CV 1212. Plaintiffs are two dairy farmers who assert similar claims to those in the Stuart case discussed above, and purport to represent a nationwide class of milk sellers.

In August 1995, a shareholder derivative action was filed purportedly on behalf of the Company and against certain current and former officers and directors. Friedland, et al. v. Geoffrey C. Bible, et al., Supreme Court of the State of New York, County of New York, Index No. 11897/95. The plaintiffs alleged that the individual defendants breached their fiduciary duties and engaged in intentional misconduct, gross negligence, gross mismanagement and waste by allegedly failing to properly disclose or supervise conduct allegedly undertaken by the Company or its agents regarding the health effects of cigarettes, the alleged addictiveness of cigarettes, and the alleged manipulation of the nicotine content of cigarettes. In January 1996, this action was dismissed on consent without prejudice. In April 1997, attorneys for the plaintiffs served upon the Board of Directors of the Company a demand that the Board take "appropriate legal action" against certain current and former officers and directors raising allegations similar to those made in the Friedland case described above.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

During 1996 and the first four months of 1997, tax assessments alleging the underpayment of Italian value added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995 were asserted against certain affiliates of the Company. The aggregate amount of taxes claimed to be assessed to date is the Italian lire equivalent of $2.7 billion. In addition there have been claimed assessments of the Italian lire equivalent of $6.3 billion in interest and penalties. The Company anticipates that additional value added and income tax assessments may be claimed for 1996. With respect to these assessments, the Company and its affiliates believe they have complied with applicable Italian tax laws and are vigorously contesting the assessments. A hearing concerning one of the assessments for value added taxes is scheduled in the Italian tax court on July 1, 1997.

It is not possible to predict the outcome of litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case, such as the Carter case discussed above, could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention, including the recent Liggett settlements of certain health care cost recovery actions and a purported nationwide smoking and health class action, and a decision by a federal district court on a motion for summary judgment to uphold the United States Food and Drug Administration's regulation of cigarettes as "drugs" or "medical devices." These developments, as well as the widespread media attention given to discussions (referred to in the last paragraph of this note) for the purpose of attempting to achieve a comprehensive legislative resolution of lawsuits and regulatory issues affecting the United States tobacco industry, may have negatively affected the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may encourage the commencement of additional similar litigation.

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation or by the comprehensive legislative resolution referred to in the next paragraph. However, the Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended.

Together with other companies in the United States tobacco industry, the Company is holding discussions with state attorneys general, representatives of the plaintiffs in some of the lawsuits referred to above and others. The discussions are for the purpose of attempting to achieve a comprehensive legislative resolution of lawsuits and regulatory issues affecting the United States tobacco industry and, thereby, to reduce uncertainties facing the industry and to increase stability in business and capital markets. A resolution of the type being discussed would require the Company to make an up-front payment of several billions of dollars and payments of additional billions of dollars annually. In addition to the monetary payments, major changes in the marketing and regulation of tobacco would in all likelihood be part of the resolution. The Company continues to believe that any such comprehensive legislative resolution would involve significant, and perhaps insurmountable, difficulties in reconciling the views of many competing interests. Accordingly, the Company is unable to predict the outcome of these discussions. However, if the foregoing were to be implemented, the financial position of the Company would be materially adversely affected in the year of implementation and the volume, operating revenues and/or operating income of the Company would likely be materially adversely affected in future years.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4.  New Accounting Standards:

In 1996, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which, as required, was adopted by the Company as of January 1, 1997. The adoption and application of SOP No. 96-1 had no material effect on the Company's 1997 first quarter results of operations or financial position.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for the year ending December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. Based upon the Company's current capitalization structure, the basic and diluted EPS amounts calculated in accordance with SFAS No. 128 are expected to approximate the Company's EPS amounts computed in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Operating Results

                                                               For the Three Months Ended March 31,
                                                                         Operating Revenues
                                                               ====================================
                                                                         (in millions)
                                                                   1997                   1996
                                                                  -------                -------
Tobacco                                                           $ 9,920                $ 9,146
Food                                                                7,211                  7,144
Beer                                                                  986                  1,100
Financial services and real estate                                    100                    101
                                                                  -------                -------
  Operating revenues                                              $18,217                $17,491
                                                                  =======                =======

                                                                         Operating Income
                                                               ====================================
                                                                         (in millions)

                                                                   1997                   1996
                                                                  -------                -------
Tobacco                                                           $ 2,354                $ 2,084
Food                                                                1,016                    948
Beer                                                                  119                    116
Financial services and real estate                                     48                     41
                                                                  -------                -------
  Operating companies income                                        3,537                  3,189
Amortization of goodwill                                             (149)                  (147)
Unallocated corporate expenses                                       (122)                  (113)
                                                                  -------                -------
  Operating income                                                $ 3,266                $ 2,929
                                                                  =======                =======

Operating revenues and operating income for the first three months of 1997 increased $726 million (4.2%) and $337 million (11.5%), respectively, over the comparable 1996 period. Operating revenues were higher due primarily to increases in domestic and international tobacco and North American food operating revenues, partially offset by a decrease in international food and beer revenues. The growth in operating income reflects increases in all segments.

Currency movements, primarily the strengthening of the U.S. dollar versus the Japanese yen, decreased operating income by $84 million in the first quarter of 1997 versus the comparable 1996 period. Although the Company cannot predict future movements in currency rates, it anticipates that the strength of the U.S. dollar primarily versus the Japanese yen and European currencies will continue to have an unfavorable impact on operating income in 1997.

On February 26, 1997, the Company's Board of Directors declared a three-for-one split of the Company's common stock, effected by a distribution on April 10, 1997, of two shares for each share held of record at the close of business on March 17, 1997. All share and per share data have been restated to reflect this stock split for all periods presented.

Earnings per share of $0.73 in the first quarter of 1997 increased by 15.9% over the comparable 1996 period, due to higher net earnings and fewer shares outstanding. As a result of the Company's share repurchase program, the weighted average number of shares outstanding decreased to 2,429 million for the quarter ended March 31, 1997 from 2,489 million for the quarter ended March 31, 1996.

Operating Results by Business Segment

Tobacco

Business Environment

As discussed below, the tobacco industry, including PM Inc., the Company's domestic tobacco subsidiary, and Philip Morris International Inc. ("PMI"), the Company's international tobacco subsidiary, have faced, and continue to face, a number of issues which may adversely affect volume, operating revenues, operating income and financial position.

In the United States, these issues include proposed federal regulatory controls (including, as discussed below, the issuance of final regulations by the United States Food and Drug Administration (the "FDA") which regulate cigarettes as "drugs" or "medical devices"); actual and proposed excise tax increases; new and proposed federal, state and local governmental and private restrictions on smoking (including proposals to ban or restrict smoking in workplaces and in buildings permitting public access); new and proposed restrictions on tobacco manufacturing, marketing, advertising (including decisions by certain companies to limit or not accept tobacco advertising) and sales; new and proposed legislation and regulations to require substantial additional health warnings on cigarette packages and in advertising, and to eliminate the tax deductibility of tobacco advertising and promotional costs; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; increased assertions of adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the purported adverse health effects associated with both smoking and exposure to ETS; the diminishing social acceptance of smoking; increased pressure from anti-smoking groups; unfavorable press reports; governmental and grand jury investigations; increased smoking and health litigation, including private plaintiff class action litigation and health care cost recovery actions brought primarily by states and local governments seeking reimbursement for Medicaid and other health care expenditures allegedly caused by cigarette smoking; and discussions for the purpose of attempting to achieve a comprehensive legislative resolution of lawsuits and regulatory issues affecting the United States tobacco industry.

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

In the opinion of PM Inc. and PMI, past increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and PMI, and might cause shifts from the premium segment to the discount segment.

In August 1996, the FDA issued final regulations pursuant to which it asserts jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. The final regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing, and other requirements applicable to medical devices and their manufacturers. For the most part, the regulations are scheduled to become effective on August 28, 1997. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the final regulations, and could materially adversely affect the volume, operating revenues and operating income of PM Inc. PM Inc. and other domestic cigarette manufacturers and an advertising firm have sued the FDA, seeking a judicial declaration that the FDA has no authority to regulate cigarettes and asking the court to permanently enjoin the FDA from enforcing its regulations. Similar suits have been filed against the FDA by manufacturers of smokeless tobacco products, by a trade association of cigarette retailers and by advertising agency associations. On April 25, 1997, a U.S. district court ruled that Congress has not precluded the FDA from regulating cigarettes as "drugs" or "medical devices" and that the FDA may so regulate cigarettes if the facts asserted in support of the FDA's assertion of jurisdiction are proven to be correct. The court also ruled, however, that the Food, Drug and Cosmetic Act does not give the FDA authority to implement its regulations restricting cigarette advertising and promotions. The court stayed implementation of the FDA's regulations scheduled for August 28, 1997. The court left in effect the specific regulations that took effect in February 1997 establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under age 27. The tobacco company plaintiffs, including PM Inc., are appealing that portion of the district court's order relating to the FDA's assertion of jurisdiction. The FDA is appealing the portion of the order enjoining the advertising restrictions. The outcome of the litigation challenging the FDA regulations cannot be predicted.

In August 1996, the Commonwealth of Massachusetts enacted legislation that would require cigarette manufacturers to disclose the flavorings and other ingredients used in each brand of cigarettes sold in the Commonwealth, and to provide "nicotine-yield ratings" for their products based on standards to be established by the Massachusetts Department of Public Health. PM Inc. believes that enforcement of the statute, which is scheduled to take effect on November 1, 1997, could require the disclosure of valuable proprietary information concerning its brands. PM Inc. and three other domestic cigarette manufacturers have filed suit in federal district court in Boston challenging the legislation as being preempted by the Federal Cigarette Labeling and Advertising Act, as amended (the "Labeling Act") and as violating the commerce, full faith and credit, due process and takings clauses of the U.S. Constitution. In February 1997, the court ruled on summary judgment motions that the Labeling Act does not preempt the requirement that ingredient information be provided to the Commonwealth. The plaintiffs have appealed that decision, and oral argument before the U.S. Court of Appeals for the First Circuit has been scheduled for the first week of June 1997. In addition, the plaintiffs will continue to assert their other constitutional claims. The ultimate outcome of this lawsuit cannot be predicted. The enactment of this legislation has encouraged, and continues to encourage, efforts to enact similar legislation in other states. The Department of Public Health has proposed regulations to implement the Massachusetts legislation, and has invited public comment on the proposed regulations. PM Inc. and three other domestic cigarette manufacturers filed comments objecting to the proposed regulations. Final regulations have not been issued.

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

In May 1996, PM Inc. proposed that comprehensive federal legislation be enacted to respond to concerns by the President and others regarding the use of tobacco products by minors. The proposed legislation would establish a federal minimum age of 18 for the sale of tobacco products, and would ban, restrict or otherwise limit the following, among other things: cigarette vending machines; tobacco product brand names, logos, characters and selling messages displayed on non-tobacco-related items such as hats or T-shirts; tobacco product sponsorship of events with significant youth audiences; outdoor advertisements for tobacco products within 1,000 feet of any playground or elementary or secondary school, including outward-facing window display advertising; advertisements for tobacco products in or on trains, buses, subways and taxis, and in terminals, stations, platforms or stops for these vehicles; and advertisements for tobacco products in youth-oriented publications. The proposed legislation would restrict youth access to tobacco products by calling for a ban on the sale of single cigarettes or packs with fewer than 20 cigarettes; requiring all tobacco sales to be face-to-face where proof of age can be verified for anyone appearing under age 21; mandating that tobacco products in retail establishments be displayed within the control or line of sight of an employee; banning sampling except in locations where minors are denied access; and requiring retailers and their employees to certify that they understand and will comply with minimum-age laws. To ensure compliance, the proposed legislation calls for penalties of up to $50,000 for violations by a tobacco manufacturer. The proposed legislation also calls for a $250 million contribution from the tobacco industry (based on market share) over a five-year period to assist the government and others in implementation and enforcement. The proposed legislation, which has not been introduced into either house of Congress, would preclude the FDA from regulating tobacco products, except with respect to brands for which a manufacturer makes an express health claim to consumers.

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

In 1996, the journal Science reported the results of a study that suggest that a metabolite of a chemical found in cigarette smoke may be involved in a cellular mechanism leading to lung cancer. The Company believes the study merits careful review.

PM Inc. has received requests for information (including grand jury subpoenas) in connection with governmental investigations of the tobacco industry, and is cooperating with respect to such requests. Certain present and former employees of PM Inc. have testified or have been asked to testify in connection with certain of these matters. The investigations are as follows:

PM Inc. has been informed that an investigation by the United States Attorney for the Southern District of New York, which had been initiated following the publication of an article in The New York Times that made allegations about PM Inc. documents and supposedly secret research relating to nicotine, has been consolidated with the United States Department of Justice investigation discussed immediately below.

PM Inc. has been informed of an investigation by the United States Attorney for the Eastern District of New York relating to The Council for Tobacco Research-U.S.A., Inc., a research organization of which PM Inc. is a sponsor; and an investigation by the United States Department of Justice relating to issues raised in testimony provided by tobacco industry executives before Congress and other related matters.

PM Inc. has been advised that the Federal Trade Commission has commenced an investigation to determine whether PM Inc. unfairly restricts the distribution of competing manufacturers cigarette brands through its merchandising practices at the wholesale and retail levels.

While the outcomes of these investigations cannot be predicted, PM Inc. believes it has acted lawfully.

During 1996 and the first four months of 1997, tax assessments alleging the underpayment of Italian value added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995 were asserted against certain affiliates of the Company. The aggregate amount of taxes claimed to be assessed to date is the Italian lire equivalent of $2.7 billion. In addition there have been claimed assessments of the Italian lire equivalent of $6.3 billion in interest and penalties. The Company anticipates that additional value added and income tax assessments may be claimed for 1996. With respect to these assessments, the Company and its affiliates believe they have complied with applicable Italian tax laws and are vigorously contesting the assessments. A hearing concerning one of the assessments for value added taxes is scheduled in the Italian tax court on July 1, 1997.

In March 1997, Liggett Group Inc. ("Liggett"), a United States cigarette manufacturer with approximately 2% of the domestic cigarette market, announced agreements with the attorneys general of twenty-two states to settle the health care cost recovery actions pending against Liggett in those states. Liggett also entered into an agreement to settle a purported nationwide class action suit which, subject to court approval, provides, during its 25-year term, for (i) the mandatory settlement of all present and future claims by Liggett smokers and their estates and families, as well as claims by individuals who allege injury from exposure to ETS, and (ii) the settlement of all present and future claims against Liggett by individuals or entities alleging economic loss as a result of payments for the treatment of diseases or medical conditions allegedly caused by cigarette smoking or exposure to ETS. In March 1997, an Alabama state court conditionally certified the nationwide class and preliminarily approved the related settlement agreement, subject to final approval after a fairness hearing. As a part of the settlements, Liggett agreed, among other things, (i) to pay 25% of its "Pre-tax Income," if any, for the next 25 years into a settlement fund, subject to certain conditions and offsets, (ii) to comply with certain aspects of the FDA regulations discussed above, (iii) to acknowledge that cigarettes cause health problems and that nicotine is "addictive," (iv) to add a warning to each package of its cigarettes and its advertising stating that "Smoking is Addictive," (v) to acknowledge that cigarette companies have targeted marketing programs toward minors, and (vi) to cooperate with otherwise adverse parties in certain investigations and lawsuits and, in furtherance thereof, to waive the attorney-client privilege and other protections with respect to certain of its documents and information and to assist in obtaining court adjudication with respect to documents ("protected documents") in its possession that are subject to joint defense or other privileges and protections held by other members of the tobacco industry. The issue of Liggett's proposed disclosure of these protected documents is being litigated in Mississippi and several other state courts. The settlement agreements contain certain provisions that would apply to any other member of the tobacco industry having a share of the domestic cigarette market of less than 30% that acquires, or is acquired by, Liggett. Each settlement can be terminated by Liggett upon the occurrence of specified events.

As further discussed in Note 3 to the Condensed Consolidated Financial Statements ("Note 3"), there is litigation pending in various jurisdictions related to tobacco products. These cases generally fall within three categories:
(i) smoking and health cases alleging personal injury brought on behalf of individual smokers, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs, and (iii) health care cost recovery actions.

In the individual and class action smoking and health cases pending against PM Inc. and, in some cases, the Company and/or certain of its other subsidiaries, plaintiffs allege "addiction" to cigarette smoking, personal injury resulting from cigarette smoking and/or exposure to ETS and seek various forms of relief, including compensatory damages, creation of a medical monitoring fund, disgorgement of profits, various injunctive and equitable relief, and, in some cases, punitive damages in amounts ranging into the billions of dollars. During the past two years, there has been a substantial increase in the number of such smoking and health cases in the United States, with a majority of the new cases having been filed in Florida on behalf of individual plaintiffs. As of March 31, 1997, there were approximately 191 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company, compared to approximately 147 such cases as of March 31, 1996, and approximately 61 such cases as of March 31, 1995. Ninety-one of the cases filed and served as of March 31, 1997, were filed on behalf of individual plaintiffs in the State of Florida. Fourteen of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS.

In addition to the foregoing individual smoking and health cases, as of March 31, 1997, there were 25 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company, including two that involve allegations of various personal injuries related to exposure to ETS. Nineteen of these actions purport to constitute statewide class actions and were filed after the Fifth Circuit Court of Appeals, in the Castano case discussed in Note 3, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products. One purported smoking and health class action is pending in Canada and another in Brazil against affiliates of the Company. In California, individuals and local governments and other organizations purportedly acting as "private attorneys general" have filed suits seeking, among other things, injunctive relief, restitution and disgorgement of profits for alleged violations of California's consumer protection statutes. As of March 31, 1997, 29 health care cost recovery actions were pending. Other states and local government entities have announced that they are considering filing health care cost recovery actions, and certain U.S. senators have urged the U.S. Department of Justice to file a similar action on behalf of the federal government, although it has been reported that the Justice Department previously concluded that a federal lawsuit is not a viable option.

It is not possible to predict the outcome of litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case, such as the Carter case discussed in Note 3, could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention, including the recent Liggett settlements and the district court's decision concerning the FDA's regulation of cigarettes discussed above. These developments, as well as the widespread media attention given to discussions (referred to below) for the purpose of attempting to achieve a comprehensive legislative resolution of lawsuits and regulatory issues affecting the United States tobacco industry, may have negatively affected the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may encourage the commencement of additional similar litigation.

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation or by the comprehensive legislative resolution referred to in the next paragraph. However, the Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended.

Together with other companies in the United States tobacco industry, the Company is holding discussions with state attorneys general, representatives of the plaintiffs in some of the lawsuits referred to above and others. The discussions are for the purpose of attempting to achieve a comprehensive legislative resolution of lawsuits and regulatory issues affecting the United States tobacco industry and, thereby, to reduce uncertainties facing the industry and to increase stability in business and capital markets. A resolution of the type being discussed would require the Company to make an up-front payment of several billions of dollars and payments of additional billions of dollars annually. In addition to the monetary payments, major changes in the marketing and regulation of tobacco would in all likelihood be part of the resolution. The Company continues to believe that any such comprehensive legislative resolution would involve significant, and perhaps insurmountable, difficulties in reconciling the views of many competing interests. Accordingly, the Company is unable to predict the outcome of these discussions. However, if the foregoing were to be implemented, the financial position of the Company would be materially adversely affected in the year of implementation and the volume, operating revenues and/or operating income of the Company would likely be materially adversely affected in future years.

Operating Results

                                                                 For the Three Months Ended March 31,
                                              ----------------------------------------------------------------------
                                                   Operating Revenues                          Operating Income
                                              ----------------------------            ------------------------------
                                                                         (in millions)
                                               1997                  1996                  1997                1996
                                              ------                ------                ------              ------
Domestic tobacco                              $2,912                $2,834                $1,074              $  971

International tobacco                          7,008                 6,312                 1,280               1,113
                                              ------                ------                ------              ------

  Total                                       $9,920                $9,146                $2,354              $2,084
                                              ======                ======                ======              ======

Domestic tobacco. During the first three months of 1997, PM Inc.'s operating revenues increased 2.8% over the comparable 1996 period due to pricing ($95 million, the impact of an April 1996 price increase) and improved product mix ($9 million), partially offset by lower volume ($26 million). Operating income for the 1997 first quarter increased 10.6% from the comparable 1996 period, due primarily to pricing ($95 million), improved product mix ($8 million) and lower marketing, administration and research costs ($20 million), partially offset by lower volume ($16 million).

PM Inc.'s shipment volume for the first quarter of 1997 was 53.4 billion units, a decrease of 1.0% from the first quarter of 1996, compared with an industry decrease of 2.9%. These declines were due in part to one less shipping day in the first quarter of 1997. For the first quarter of 1997, Marlboro shipment volume increased 0.6 billion units (1.5%) to 36.8 billion units for a 33.5% share of the total industry, an increase of 1.5 share points from the first quarter of 1996. While PM Inc. cannot predict future growth rates, it believes that, over the long term, industry shipments will continue to decline in line with their historical average decline of 1% to 2% per annum, subject to the effects, if implemented, of the possible comprehensive legislative resolution discussed in the last paragraph of "Tobacco--Business Environment" above.

PM Inc.'s 1997 first quarter shipment market share was 48.7%, an increase of 0.9 share points from the comparable 1996 period. Based on shipments, the premium and discount segments accounted for approximately 71.7% and 28.3%, respectively, of domestic cigarette industry volume in the first quarter of 1997, versus approximately 71.2% and 28.8%, respectively, in the comparable 1996 period. This reflects a continued shift to the higher-margin premium segment, which began in the second half of 1993.

In the premium segment, PM Inc.'s volume increased 0.2%, compared with a 2.2% decrease for the industry, resulting in a premium segment share of 57.5%, an increase of 1.4 share points from the first quarter of 1996.

In the discount segment, PM Inc.'s shipments decreased 7.0%, to 8.2 billion units in the first quarter of 1997 compared with an industry decline of 4.6%, resulting in a discount segment share of 26.5%, a decrease of 0.7 share points from the first quarter of 1996. Basic shipment volume decreased 0.1 billion units to 5.5 billion units, but its shipment share of the discount segment during the first quarter of 1997 increased 0.5 share points over the comparable 1996 period, to a 17.7% share.

Retail sales data (compiled by the A.C. Nielsen Company) indicate PM Inc. and Marlboro market shares of 50.3% and 34.4%, respectively, in 1997, compared with 48.7% and 32.4%, respectively, in 1996.

PM Inc. cannot predict future change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share.

In March 1997, PM Inc. announced a price increase of $2.50 per thousand cigarettes on its domestic premium and discount brands. PM Inc. previously increased the price of its domestic premium and discount brands by $2.00 per thousand cigarettes in the second quarter of 1996.

International tobacco. During the first quarter of 1997, tobacco operating revenues of PMI increased 11.0%, due primarily to higher foreign excise taxes ($390 million, principally for newly acquired subsidiaries), favorable volume/mix ($196 million), price increases ($170 million) and the impact of acquisitions ($89 million, excluding excise taxes), partially offset by unfavorable currency movements ($153 million). Operating income increased 15.0%, due primarily to price increases ($170 million), favorable volume/mix ($126 million) and the impact of acquisitions ($18 million), partially offset by unfavorable currency movements ($81 million) and higher marketing, administration and research costs.

PMI's volume grew 15.0 billion units (8.5%) in the first quarter of 1997 over the comparable 1996 period to 190.9 billion units, including local brands manufactured by Tabaqueira, Portugal's leading tobacco company and ZPT-Krakow, Poland's largest cigarette manufacturer. PMI acquired a controlling interest in these companies during the first quarters of 1997 and 1996, respectively.

Volume advanced in most major markets, including Germany, Italy, the Benelux countries, Spain, Portugal, Central and Eastern Europe, Turkey, the Middle East, Japan, Korea and Singapore. Volume declined in Australia, France and Mexico, although market share increased in France and Mexico.

PMI's market shares rose in most major markets, with increases recorded in Germany, Italy, France, the Benelux countries, Spain, Switzerland, the Czech Republic, Turkey, Japan, Korea, Singapore and Hong Kong.

Food

Business Environment

Kraft Foods, Inc. ("Kraft"), the largest processor and marketer of retail packaged food in the United States, and its subsidiary Kraft Foods International, Inc. ("KFI"), which markets coffee, confectionery and grocery products in Europe and the Asia/Pacific region, are subject to fluctuating commodity costs and competitive challenges in various product categories and markets. Certain subsidiaries and affiliates of PMI that manufacture and sell food products in Latin America are also subject to competitive challenges in various product categories and markets.

Steps have been, and will continue to be, taken by the Company to build the value of premium brands, reduce costs and improve the Company's food business portfolio. The North American food business was reorganized to streamline operations and improve effectiveness and customer response. The realignment included the creation of a unified sales force in the United States. KFI was realigned to capitalize on future growth opportunities and reorganized into separate regional units.

From 1995 through the first quarter of 1997, Kraft and KFI realigned their portfolios of businesses to focus on higher-margin premium products. During 1995, Kraft sold its bakery, North American margarine, specialty oils, marshmallows, caramels and Kraft Foodservice distribution businesses. In addition, KFI sold several smaller international food businesses. During 1996, Kraft sold its bagel business and KFI sold several non-strategic businesses (including margarine businesses in the U.K. and Italy) and in the first quarter of 1997, KFI sold a Scandinavian sugar confectionery business. In addition, Kraft and KFI initiated cost saving programs that included downsizing facilities and workforce reductions. The cost of these actions substantially offset the gains from businesses sold. On May 8, 1997, Kraft announced that it reached an agreement for the sale of certain of its maple-flavored syrup businesses, including the Log Cabin and Country Kitchen brands. It is expected that the sale will be completed by early July 1997, pending regulatory and other approvals. Kraft also acquired the Taco Bell grocery and Del Monte shelf-stable pudding businesses during 1996 and 1995, respectively. In Latin America, PMI acquired nearly all of the remaining voting shares of Industrias de Chocolate Lacta S.A. ("Lacta"), a Brazilian chocolate confectionery company, in the second quarter of 1996.

The North American and international food businesses are affected by fluctuating commodity costs, particularly coffee bean price volatility. Throughout 1995, coffee bean prices were volatile, significantly affecting consumer buying patterns and leading to intense price competition among coffee companies in some markets. In 1996, intense competition continued as coffee bean prices declined, resulting in lower 1996 operating revenues as prices charged to consumers were reduced. However, in the first quarter of 1997, coffee prices rose dramatically due primarily to South American crop concerns and unusually low world stocks. The escalating coffee bean costs led to price increases by Kraft, KFI and their competitors. Kraft was also affected by record high cheese commodity costs in 1996, as well as other higher dairy commodity costs, arising from low U.S. milk production. Cheese and dairy commodity costs moderated in the first quarter of 1997.

Kraft's cereal business continues to be affected by intense price competition, particularly from private label brands. In response, Kraft implemented price reductions and simplified couponing of its cereal products in the second quarter of 1996. Several competitors followed with similar pricing strategies. The reduction of cereal prices in 1996 lowered operating revenues and operating income in 1996 and the first quarter of 1997 in relation to prior period results.

Operating Results

                                                               For the Three Months Ended March 31,
                                              ----------------------------------------------------------------------
                                                   Operating Revenues                          Operating Income
                                              ----------------------------            ------------------------------
                                                                         (in millions)
                                               1997                  1996                  1997                1996
                                              ------                ------                ------              ------
North American food                           $4,400                $4,189                $  743             $  685

International food                             2,811                 2,955                   273                263
                                              ------                ------                ------             ------

  Total                                       $7,211                $7,144                $1,016             $  948
                                              ======                ======                ======             ======

North American food. During the first quarter of 1997, operating revenues increased 5.0% from the comparable 1996 period, due to volume increases in ongoing operations ($312 million) and the impact of acquisitions ($15 million), partially offset by the impact of divestitures ($76 million), unfavorable product mix ($27 million) and pricing ($13 million). Operating income increased 8.5% over 1996, due primarily to volume increases in ongoing operations ($183 million), partially offset by net price reductions and cost increases ($25 million), the impact of divestitures ($10 million) and higher marketing, administration and research costs ($88 million, primarily higher marketing costs).

Excluding operating results of the divested North American businesses discussed above, operating revenues and operating income increased 7.0% and 10.1%, respectively, in the first quarter of 1997 over the comparable 1996 period.

Strong volume gains were achieved in frozen pizza, driven by new product introductions and geographic market expansion; cereals, due primarily to product introductions and the implementation of price reductions and simplified couponing commencing in April 1996 as discussed previously; meals, due to strength in dinners and the acquisition of Taco Bell grocery products in 1996; desserts, due to new product introductions and the growth of the shelf-stable pudding business acquired in 1995; and beverages, on the strength of ready-to-drink and powdered soft drink products. Strong volume gains were also achieved in coffee, aided by sales of premium-priced products; however, Kraft estimates that coffee consumption may be sluggish beginning in the second quarter as a result of higher retail prices caused by escalating coffee bean prices discussed above. Cheese volume also increased, led by product introductions and gains in process cheese slices and natural cheese. Volume gains in processed meats were driven by continued growth of lunch combinations.

International food. Operating revenues for the first quarter of 1997 decreased 4.9% from the first quarter of 1996, due to unfavorable currency movements ($121 million), the impact of divestitures ($61 million), lower volume/mix ($16 million) and pricing ($16 million), partially offset by the impact of newly acquired and previously unconsolidated subsidiaries ($70 million). Operating income during the first quarter of 1997 increased 3.8% over the first quarter of 1996, due primarily to cost reductions, net of price decreases ($20 million), partially offset by the impact of divestitures ($9 million) and lower volume ($6 million). First quarter 1997 marketing, administration and research costs were in line with the comparable 1996 period as administrative cost savings were used for marketing programs, especially in European markets. KFI had a net gain of $22 million from the sale of a Scandinavian sugar confectionery business in the first quarter of 1997. In addition, KFI recorded charges primarily for product discontinuance. These charges substantially offset the gain from the business sold.

Lower food volume for KFI was due primarily to one less selling week in the first quarter of 1997 compared to the first quarter of 1996 and the impact of divestitures, partially offset by strong consumer and trade demand in advance of announced price increases on coffee products. KFI's coffee volume increased in the first quarter of 1997, particularly in Germany and France, its largest coffee markets, on purchases in advance of announced price increases due to escalating coffee bean costs. However, KFI estimates that coffee consumption may be sluggish beginning in the second quarter, as a result of rising coffee bean prices discussed previously. KFI also recorded market share gains in many of its key coffee markets. KFI's confectionery volume decreased, due primarily to the impact of the sale of a Scandinavian sugar confectionery business in the first quarter of 1997 and the impact of one less selling week, partially offset by volume and share gains in Germany, KFI's largest confectionery market. KFI's cheese and grocery volumes decreased due to divestitures of businesses and the impact of one less selling week in the first quarter of 1997. Excluding the acquisition of Lacta, PMI's food volume in Latin America for the first three months of 1997 was lower than in the comparable 1996 period due primarily to lower volume in ice cream which was a result of unseasonably cool weather and increased competition in Brazil, partially offset by strong beverage volume gains in Argentina and Puerto Rico.

Beer

Operating revenues of Miller Brewing Company ("Miller") for the first quarter of 1997 decreased $114 million (10.4%) from the comparable 1996 period, due to lower volume ($93 million) and unfavorable price/mix ($21 million). Operating income increased $3 million (2.6%) from 1996, due to lower marketing, administration and research costs ($41 million) and the net favorable impact from charges taken in the first quarters of 1997 and 1996, largely for Miller's share of restructuring charges at 20%-owned Molson Canada ($7 million) and lower manufacturing costs ($4 million), partially offset by lower volume ($40 million) and unfavorable price/mix ($9 million).

Lower manufacturing costs and lower marketing, administration and research costs resulted from actions taken by Miller in the fourth quarter of 1996 to restore growth, streamline its organization and reduce costs. These included a workforce reduction, the costs of which were charged against an existing SFAS No. 112 postemployment liability.

Miller's 1997 first quarter shipment volume of 10.1 million barrels decreased 9.0% from 1996, reflecting lower shipments of premium-priced and budget-priced brands. Lower shipment volume was due to a decision to reduce wholesaler inventories, one less selling day in 1997, and a difficult comparison to last year's first quarter, which was favorably affected by the launch of Miller Beer. However, wholesalers' sales to retailers in the first quarter of 1997 decreased only slightly from the comparable 1996 period, primarily reflecting one less selling day in 1997. During the first quarter of 1997, Miller launched new advertising and promotional campaigns reflecting its renewed focus on core brands such as Miller Lite, which had higher wholesalers' sales to retailers in the first quarter of 1997 than in the comparable 1996 period.

Financial Services and Real Estate

In the first quarter of 1997, operating revenues from financial services and real estate operations decreased $1 million (1.0%), while operating income increased $7 million (17.1%) from the comparable 1996 period. Financial services operating revenues from Philip Morris Capital Corporation ("PMCC") declined slightly, while operating income advanced due to the continued profitability of PMCC's leasing and structured finance portfolio. Operating revenues and operating income from the real estate operations of Mission Viejo Company ("MVC") increased in the first quarter of 1997 from the comparable 1996 period, due primarily to increased residential land sales.

Financial Review

Net Cash Provided by Operating Activities

During the first quarter of 1997, cash provided by operating activities was $817 million, $203 million higher than in the first quarter of 1996, due primarily to higher net earnings. Including payments of income taxes on 1996 sales of businesses, cash provided by operating activities in the first quarter of 1997 was $695 million, $81 million higher than the first quarter of 1996.

Net Cash Used in Investing Activities

During the first quarter of 1997, cash used in investing activities was $321 million, compared with $488 million used during 1996. The change was due primarily to cash provided by the sale of a Scandinavian sugar confectionery company in 1997. Cash was used to purchase a cigarette manufacturer in Portugal in the first quarter of 1997 and a cigarette manufacturer in Poland in the first quarter of 1996.

Net Cash Used in Financing Activities

During the first quarter of 1997, the Company's net cash used in financing activities decreased to $245 million, compared to $584 million used in the first quarter of 1996, due primarily to higher net proceeds from short-term borrowings and long-term debt, partially offset by increased dividends paid.

Debt

The Company's total debt was $16.3 billion and $15.2 billion at March 31, 1997 and December 31, 1996, respectively. Total consumer products debt of $15.1 billion, increased $1.2 billion in the first quarter of 1997, primarily to fund working capital requirements.

The Company has revolving bank credit agreements totaling $12.0 billion. An agreement for $4.0 billion expires in October 1997. An agreement for $8.0 billion expires in 2000, enabling the Company to refinance short-term debt on a long-term basis, based upon its intent and ability to refinance such debt. These facilities are used to support the Company's commercial paper borrowings and are available for acquisitions and other corporate purposes. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. The Company continually evaluates its foreign currency net asset exposure (primarily the Swiss franc, German mark, Swedish krona, Netherlands guilder and Canadian dollar) based on current market conditions and business strategies. It acts to manage such exposure, when deemed prudent, through various hedging transactions. The Company has entered into currency and related interest rate swap agreements to manage exposure to currency movements. The U.S. dollar value of aggregate notional principal amounts for these agreements outstanding was equivalent to $2.2 billion at March 31, 1997 and December 31, 1996. Of these amounts, $1.3 billion and $1.5 billion related to consumer products debt at March 31, 1997 and December 31, 1996, respectively.

The Company enters into forward exchange contracts, for purposes other than trading, to reduce the effects of fluctuating foreign currency on foreign currency denominated current assets, liabilities, commitments and short-term intercompany transactions. At March 31, 1997 and December 31, 1996, the Company had forward exchange contracts, with maturities of less than one year, of $1.2 billion and $1.7 billion, respectively.

The Company's credit ratings by Moody's at March 31, 1997 and December 31, 1996 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard & Poor's ("S&P") at March 31, 1997 and December 31, 1996 were "A-1" in the commercial paper market and "A" for long-term debt obligations. In April 1997, S&P placed the debt ratings of the Company on its CreditWatch list with the intent of monitoring tobacco litigation developments.

Equity and Dividends

On February 26, 1997, the Company's Board of Directors declared a three-for-one split of the Company's common stock, effected by a distribution on April 10, 1997, of two shares for each share held of record at the close of business on March 17, 1997. All share and per share data have been restated to reflect this stock split for all periods presented.

During the first quarter of 1997, the Company repurchased 16.4 million shares of its common stock at an aggregate cost of $675 million. These purchases were made pursuant to the Company's repurchase program, announced in 1994, to purchase up to $6.0 billion of its common stock in the open market. These 1997 repurchases, net of 6.6 million shares issued under the Philip Morris 1992 Incentive Compensation and Stock Option Plan during the quarter, resulted in lower average shares outstanding. Through March 31, 1997, cumulative purchases under the $6.0 billion authority totaled 208.6 million shares. Purchases under this authority were completed on April 2, 1997, with total repurchases of 209.0 million shares. As the $6.0 billion plan was completed, purchases commenced under a new three-year $8.0 billion share repurchase program approved by the Board of Directors during the first quarter of 1997.

Dividends paid in 1997 were 17.3% higher than in 1996, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. In August 1996, the Board of Directors increased the Company's quarterly dividend rate to $0.40 per share, a 20.0% increase, resulting in an annualized dividend rate of $1.60 per share.

At March 31, 1997, the ratio of consumer products debt to total equity was 1.09, compared with 0.98 at December 31, 1996. The Company's ratio of total debt to total equity at March 31, 1997 was 1.18 compared with 1.07 at December 31, 1996. The changes in these ratios primarily reflect the increase in debt discussed above and a decrease in stockholders' equity, due primarily to share repurchases, dividends declared and currency translation adjustments, partially offset by net earnings. During the quarter, currency translation adjustments reduced equity by $683 million due to the strengthening of the U.S. dollar versus European currencies, primarily the Swiss franc, German mark, Netherlands guilder and Swedish krona.

New Accounting Standards

In 1996, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which, as required, was adopted by the Company as of January 1, 1997. The adoption and application of SOP No. 96-1 had no material effect on the Company's 1997 first quarter results of operations or financial position.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for the year ending December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. Based upon the Company's current capitalization structure, the basic and diluted EPS amounts calculated in accordance with SFAS No. 128 are expected to approximate the Company's EPS amounts computed in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share."

Contingencies

See Note 3 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

Forward-Looking and Cautionary Statements

Reference is made to Item 1 (c) "Other Matters - Forward-Looking and Cautionary Statements" in the Company's Form 10-K regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in this report. Reference is also made to the section herein under the heading "Tobacco--Business Environment."

                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Reference is made to Note 3, "Contingencies," of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, and to "Tobacco--Business Environment," of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The annual meeting of stockholders was held in Richmond, Virginia on April 24, 1997. 656,718,707 shares of Common Stock (pre-split basis), 81% of outstanding shares, were represented in person or by proxy.

          The following thirteen directors were elected to a one-year term expiring in 1998:

                                              Number of Shares
                                 ---------------------------------------------
                                     For                              Withheld
                                 -----------                         ----------

Elizabeth E. Bailey              653,605,488                         3,113,219
Geoffrey C. Bible                653,756,741                         2,961,966
Murray H. Bring                  653,590,273                         3,128,434
Harold Brown                     653,376,315                         3,342,392
William H. Donaldson             653,674,843                         3,043,864
Jane Evans                       653,565,499                         3,153,208
Robert E. R. Huntley             653,542,101                         3,176,606
Rupert Murdoch                   587,778,494                        68,940,213
John D. Nichols                  653,755,890                         2,962,817
Richard D. Parsons               653,501,411                         3,217,296
Roger S. Penske                  653,653,178                         3,065,529
John S. Reed                     653,659,218                         3,059,489
Stephen M. Wolf                  650,906,945                         5,811,762

          The selection of Coopers & Lybrand L.L.P. as auditors was approved:
652,291,573 shares voted in favor; 2,928,575 shares voted against and 1,498,559 shares abstained (including broker non-votes).

          The 1997 Performance Incentive Plan was approved: 613,942,147 shares voted in favor; 38,746,682 shares voted against and 4,029,878 shares abstained (including broker non-votes).

The three stockholder proposals were defeated:

Stockholder Proposal 1 - Protecting Youth from Smoking in Developing Countries:
53,794,086 shares voted in favor; 492,540,474 shares voted against and 110,384,147 shares abstained (including broker non-votes).

Stockholder Proposal 2 - Modify Cigarettes to Eliminate Benzo(a)pyrene from
Smoke: 19,995,373 shares voted in favor; 509,843,653 shares voted against and 126,879,681 shares abstained (including broker non-votes).

Stockholder Proposal 3 - Membership of Compensation Committee: 40,269,697 shares voted in favor; 521,149,678 shares voted against and 95,299,332 shares abstained (including broker non-votes).

Item 6.      Exhibits and Reports on Form 8-K.

     (a)     Exhibits

              4       Restated Articles of Incorporation.

             10 1997 Performance Incentive Plan (filed as Exhibit A to the Company's proxy statement dated March 10, 1997, and incorporated herein by reference).

             12 Statement regarding computation of ratios of earnings to fixed charges.

             27       Financial Data Schedule.

     (b) Reports on Form 8-K. During the quarter for which this report is filed, the Registrant filed a Current Report on Form 8-K, dated January 30, 1997, containing the Registrant's consolidated financial statements for the year ended December 31, 1996.
-----------

                                    Signature

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      PHILIP MORRIS COMPANIES INC.


                      /s/ LOUIS C. CAMILLERI
                      ---------------------------------------------
                      Louis C. Camilleri, Senior Vice President and Chief Financial Officer

                      May 14, 1997