Form 10-Q
period 1997-06-30
PHILIP MORRIS COMPANIES INC
filed 1997-08-14
CIK 764180

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                          Commission file number 1-8940

                          Philip Morris Companies Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                           13-3260245
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   120 Park Avenue, New York, New York                           10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         (212) 880-5000
                                                     ---------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At July 31, 1997, there were 2,422,971,412 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I -  FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
                 June 30, 1997 and December 31, 1996                     3 - 4

          Condensed Consolidated Statements of Earnings
                 For the Six Months Ended June 30, 1997 and 1996           5
                 For the Three Months Ended June 30, 1997 and 1996         6

          Condensed Consolidated Statements of Stockholders'
                 Equity for the Year Ended December 31, 1996
                 and the Six Months Ended June 30, 1997                    7

          Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1997 and 1996                 8 - 9

          Notes to Condensed Consolidated Financial Statements          10 - 25

Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                   26 - 49

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                              50

Item 6.   Exhibits and Reports on Form 8-K.                               50

Signature                                                                 51

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            1997       1996
                                                          --------  ------------
ASSETS
Consumer products

    Cash and cash equivalents                             $   317     $   240

    Receivables, net                                        5,175       4,466

    Inventories:
      Leaf tobacco                                          3,868       4,143
      Other raw materials                                   1,985       1,854
      Finished product                                      3,007       3,005
                                                          -------     -------
                                                            8,860       9,002

    Other current assets                                    1,567       1,482
                                                          -------     -------
      Total current assets                                 15,919      15,190

    Property, plant and equipment, at cost                 19,929      19,972
      Less accumulated depreciation                         8,382       8,221
                                                          -------     -------
                                                           11,547      11,751
    Goodwill and other intangible assets
      (less accumulated amortization of
       $4,573 and $4,391)                                  18,137      18,998

    Other assets                                            3,244       3,015
                                                          -------     -------
      Total consumer products assets                       48,847      48,954

Financial services and real estate
    Finance assets, net                                     5,541       5,345
    Real estate held for development and sale                 325         314
    Other assets                                              259         258
                                                          -------     -------
      Total financial services and
        real estate assets                                  6,125       5,917
                                                          -------     -------
        TOTAL ASSETS                                      $54,972     $54,871
                                                          =======     =======

            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            1997       1996
                                                          --------  ------------
LIABILITIES
Consumer products
    Short-term borrowings                                $    190    $    260
    Current portion of long-term debt                       1,727       1,846
    Accounts payable                                        2,428       3,409
    Accrued marketing                                       2,145       2,106
    Accrued taxes, except income taxes                      1,772       1,331
    Other accrued liabilities                               3,460       3,668
    Income taxes                                            1,406       1,269
    Dividends payable                                         972         978
                                                         --------    --------
      Total current liabilities                            14,100      14,867

    Long-term debt                                         12,267      11,827
    Deferred income taxes                                     889         731
    Accrued postretirement health care costs                2,418       2,372
    Other liabilities                                       5,624       5,773
                                                         --------    --------
      Total consumer products liabilities                  35,298      35,570

Financial services and real estate
    Short-term borrowings                                     425         173
    Long-term debt                                            868       1,134
    Deferred income taxes                                   3,685       3,636
    Other liabilities                                         248         140
                                                         --------    --------
      Total financial services and
        real estate liabilities                             5,226       5,083
                                                         --------    --------
      Total liabilities                                    40,524      40,653

Contingencies (Note 3)

STOCKHOLDERS' EQUITY
    Common stock, par value $0.33 1/3 per share
      (2,805,961,317 shares issued)                           935         935
    Earnings reinvested in the business                    24,073      22,478
    Currency translation adjustments                         (657)        192
                                                         --------    --------
                                                           24,351      23,605
      Less cost of repurchased stock
        (383,882,002 and 374,615,043 shares)                9,903       9,387
                                                         --------    --------
      Total stockholders' equity                           14,448      14,218
                                                         --------    --------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                           $ 54,972    $ 54,871
                                                         ========    ========

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                      (in millions, except per share data)
                                   (Unaudited)

                                                        For the Six Months Ended
                                                              June 30,
                                                        ------------------------
                                                            1997         1996
                                                          -------      -------
Operating revenues                                        $36,630      $35,000

Cost of sales                                              13,407       13,405

Excise taxes on products                                    8,247        7,506
                                                          -------      -------
              Gross profit                                 14,976       14,089

Marketing, administration and research costs                8,050        7,853

Amortization of goodwill                                      296          293
                                                          -------      -------
              Operating income                              6,630        5,943

Interest and other debt expense, net                          566          543
                                                          -------      -------
              Earnings before income taxes                  6,064        5,400

Provision for income taxes                                  2,455        2,214
                                                          -------      -------
              Net earnings                                $ 3,609      $ 3,186
                                                          =======      =======
Weighted average number of shares                           2,426        2,480
                                                          =======      =======
Per share data:

     Net earnings                                         $  1.49      $  1.29
                                                          =======      =======
     Dividends declared                                   $  0.80      $  0.67
                                                          =======      =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                      (in millions, except per share data)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                              June 30,
                                                      --------------------------
                                                            1997         1996
                                                          -------      -------
Operating revenues                                        $18,413      $17,509

Cost of sales                                               6,690        6,660

Excise taxes on products                                    4,123        3,749
                                                          -------      -------
              Gross profit                                  7,600        7,100

Marketing, administration and research costs                4,089        3,940

Amortization of goodwill                                      147          146
                                                          -------      -------
              Operating income                              3,364        3,014

Interest and other debt expense, net                          279          266
                                                          -------      -------
              Earnings before income taxes                  3,085        2,748

Provision for income taxes                                  1,249        1,127
                                                          -------      -------
              Net earnings                                $ 1,836      $ 1,621
                                                          =======      =======

Weighted average number of shares                           2,423        2,470
                                                          =======      =======
Per share data:

     Net earnings                                         $  0.76      $  0.66
                                                          =======      =======
     Dividends declared                                   $  0.40      $  0.33
                                                          =======      =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1996 and
                       the Six Months Ended June 30, 1997
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                              Earnings                                 Total
                                              Reinvested   Currency      Cost of       Stock-
                                    Common    in the       Translation   Repurchased   holders'
                                    Stock     Business     Adjustments   Stock         Equity
                                   --------   ----------   -----------   -----------   --------
Balances, January 1, 1996          $    935    $ 19,779     $    467      $ (7,196)    $ 13,985

Net earnings                                      6,303                                   6,303
Exercise of stock options
    and issuance of other stock
    awards                                          (28)                       609          581
Cash dividends declared
    ($1.47 per share)                            (3,606)                                 (3,606)
Currency translation adjustments                                (275)                      (275)
Stock repurchased                                                           (2,800)      (2,800)
Net unrealized appreciation
    on securities                                    30                                      30
                                   --------    --------     --------      --------     --------
      Balances, December 31, 1996       935      22,478          192        (9,387)      14,218


Net earnings                                      3,609                                   3,609
Exercise of stock options
    and issuance of other stock
    awards                                          (75)                       227          152
Cash dividends declared
    ($0.80 per share)                            (1,940)                                 (1,940)
Currency translation adjustments                                (849)                      (849)
Stock repurchased                                                             (743)        (743)
Net unrealized appreciation
    on securities                                     1                                       1
                                   --------    --------     --------      --------     --------
      Balances, June 30, 1997      $    935    $ 24,073     $   (657)     $ (9,903)    $ 14,448
                                   ========    ========     ========      ========     ========

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                        For the Six Months Ended
                                                              June 30,
                                                        ------------------------
                                                            1997         1996
                                                          -------      -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                          $ 3,541     $ 3,128
             - Financial services and real estate              68          58
                                                          -------     -------
        Net earnings                                        3,609       3,186
Adjustments to reconcile net earnings to
    operating cash flows:
Consumer products
    Depreciation and amortization                             855         833
    Deferred income tax provision                              93         160
    Gain on sale of businesses                                (23)
    Cash effects of changes, net of the effects
        from acquired and divested companies:
      Receivables, net                                       (973)       (683)
      Inventories                                            (147)       (211)
      Accounts payable                                       (864)     (1,035)
      Income taxes                                            324         106
      Other working capital items                             455         209
    Other                                                     151         145
Financial services and real estate
    Deferred income tax provision                              48          43
    Decrease in real estate receivables                        25          16
    (Increase) decrease in real estate held for
      development and sale                                    (11)         13
    Other                                                      38          52
                                                          -------     -------
    Operating cash flow before income taxes on
      sales of businesses                                   3,580       2,834

        Income taxes on sales of businesses                  (123)        (39)
                                                          -------     -------
          Net cash provided by operating activities         3,457       2,795
                                                          -------     -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
    Capital expenditures                                     (745)       (688)
    Purchases of businesses, net of acquired cash            (223)       (534)
    Proceeds from sales of businesses                         164          23
    Other                                                      (5)         27
Financial services and real estate
    Investments in finance assets                            (328)       (191)
    Proceeds from finance assets                              181          96
                                                          -------     -------
          Net cash used in investing activities              (956)     (1,267)
                                                          -------     -------

            See notes to condensed consolidated financial statements.

                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                        For the Six Months Ended
                                                              June 30,
                                                        ------------------------
                                                            1997         1996
                                                          -------      -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
    Net (repayment) issuance of short-term borrowings      $  (149)   $ 1,137
    Long-term debt proceeds                                  1,786        934
    Long-term debt repaid                                   (1,277)      (625)
Financial services and real estate
    Net issuance (repayment) of short-term borrowings          252       (233)
    Long-term debt proceeds                                    174        170
    Long-term debt repaid                                     (387)

Repurchase of outstanding stock                               (805)    (1,361)
Dividends paid                                              (1,946)    (1,661)
Issuance of shares                                              58        192
Other                                                          (77)       (11)
                                                           -------    -------
        Net cash used in financing activities               (2,371)    (1,458)

Effect of exchange rate changes on cash and
    cash equivalents                                           (53)       (43)
                                                           -------    -------
Cash and cash equivalents:
    Increase                                                    77         27

    Balance at beginning of period                             240      1,138
                                                           -------    -------
    Balance at end of period                               $   317    $ 1,165
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

Note 3. Contingencies:

Legal proceedings covering a wide range of matters are pending in various U.S. and foreign jurisdictions against the Company and its subsidiaries, including Philip Morris Incorporated ("PM Inc."), the Company's domestic tobacco subsidiary. Various types of claims are raised in these proceedings, including products liability, consumer protection, antitrust, securities law, tax, patent infringement and employment matters.

Pending claims related to tobacco products generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual smokers, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs, and
(iii) health care cost recovery actions brought by state and local governments, unions and others seeking reimbursement for Medicaid and other health care expenditures allegedly caused by cigarette smoking.

In the individual and class action smoking and health cases pending against PM Inc. and, in some cases, the Company and/or certain of its other subsidiaries, plaintiffs allege "addiction" to cigarette smoking, personal injury resulting from cigarette smoking and/or exposure to environmental tobacco smoke ("ETS") and seek various forms of relief, including compensatory damages, creation of a medical monitoring fund, disgorgement of profits, various injunctive and equitable relief, and, in some cases, punitive damages in amounts ranging into the billions of dollars. Recently, there has been a substantial increase in the number of such smoking and health cases in the United States, with many of the new cases having been filed in Florida on behalf of individual plaintiffs. As of August 1, 1997, there were approximately 305 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company (excluding approximately 25 cases in Texas that

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

were recently voluntarily dismissed but which may be refiled under certain conditions), compared to approximately 190 such cases as of March 31, 1997, and approximately 150 such cases as of March 31, 1996. Approximately 150 of the cases filed and served as of August 1, 1997, were filed on behalf of individual plaintiffs in the State of Florida. Seventeen of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS.

In addition to the foregoing individual smoking and health cases, as of August 1, 1997, there were approximately 40 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company (as compared to 25 on March 31, 1997), including three that involve allegations of various personal injuries related to exposure to ETS. Most of these actions purport to constitute statewide class actions and were filed after the Fifth Circuit Court of Appeals, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products. One purported smoking and health class action is pending in Canada (against an entity in which the Company, through subsidiaries, owns a 40% interest) and another in Brazil against affiliates of the Company.

As of August 1, 1997, approximately 75 health care cost recovery actions were pending compared to approximately 30 on March 31, 1997. In California, individuals and local governments and other organizations purportedly acting as "private attorneys general" have filed suits seeking, among other things, injunctive relief, restitution and disgorgement of profits for alleged violations of California's consumer protection statutes.

In August 1996, a Florida jury awarded a former smoker and his spouse $750,000 in a smoking and health case against another United States cigarette manufacturer (Carter v. American Tobacco Co., et al.), and that manufacturer was subsequently ordered to pay approximately $1.8 million in attorneys fees and costs. Neither PM Inc. nor the Company was a party to that litigation. Defendant in that action has appealed the verdict. Later that month, a jury returned a verdict for defendants in a smoking and health case in Indiana against United States cigarette manufacturers, including PM Inc. (Rogers v. R.J. Reynolds Tobacco Company, et al.). Plaintiff has appealed the verdict. In May 1997, a Florida jury returned a verdict for defendants in a smoking and health case involving another United States cigarette manufacturer (Connor v. R.J. Reynolds Tobacco Company).

A number of smoking and health cases and health care cost recovery actions pending against PM Inc. and, in some cases, the Company, are scheduled for trial in 1997, although trial dates are subject to change. The first phase of a class action suit on behalf of flight attendants alleging injury caused by exposure to ETS aboard aircraft is currently being tried in Florida state court (Broin, et al. v. Philip Morris Incorporated, et al.). This initial phase tries certain "common issues" other than liability and compensatory damages. A class action on behalf of Florida residents who allege injuries from alleged nicotine "addiction," originally set for trial in September 1997, has been postponed pending the conclusion of the first phase of the Broin trial (Engle, et al. v. R.J. Reynolds Tobacco Company, et al.). A lawsuit on behalf of certain Pennsylvania residents alleging "addiction" and seeking medical monitoring is set for trial in October 1997 (Barnes (formerly Arch), et al. v. The American Tobacco Company Inc., et al.). Jury selection in Florida's health care cost recovery action began on August 1, 1997, and the trial of the Texas health care recovery suit is scheduled to begin in September of this year. In addition, two cases brought on behalf of individual smokers in which PM Inc. is a defendant are currently scheduled for trial in September and December 1997.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Recently, PM Inc. and other companies in the domestic tobacco industry entered into Memoranda of Understanding to settle Mississippi's health care cost recovery action and to support the adoption of federal legislation that, if enacted, would resolve many of the regulatory and litigation issues affecting the domestic tobacco industry. These developments are more fully discussed below under the headings "Health Care Cost Recovery Litigation -- Mississippi" and "Proposed Resolution of Certain Regulatory and Litigation Issues."

A description of certain recent developments in smoking and health class actions, health care cost recovery litigation and certain other actions pending against the Company and/or its subsidiaries and affiliates follows.

                         SMOKING AND HEALTH LITIGATION

Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal Racketeer Influenced and Corrupt Organization Act ("RICO") and state RICO statutes. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations or repose, and preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Labeling Act"). In June 1992, the United States Supreme Court held that the Labeling Act, as enacted in 1965, does not preempt common law damage claims but that the Labeling Act, as amended in 1969, preempts claims arising after July 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Labeling Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court also held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislation to eliminate the federal preemption defense, proposed in Congress in recent years, were enacted. It is not possible to predict whether any such legislation will be enacted.

Recently Filed Smoking and Health Class Actions

Since March 31, 1997 through August 1, 1997, the following smoking and health class actions have been filed against PM Inc. and, in some cases, the Company:

Insolia, et al. v. Philip Morris Incorporated, et al., United States District
      Court, Western District of Wisconsin, filed April 21, 1997.
Geiger, et al. v. The American Tobacco Company, et al., Supreme Court of the
      State of New York, County of Queens, filed April 30, 1997.
Cole, et al. v. The Tobacco Institute, Inc., et al., United States District
      Court, Eastern District of Texas, filed May 5, 1997.
Clay, et al. v. The American Tobacco Company, Inc., et al., United States
      District Court, Southern District of Illinois, filed May 22, 1997. Anderson, et al. v. The American Tobacco Company, Inc., et al., United States
      District Court, Eastern District of Tennessee, filed May 23, 1997. Taylor, et al. v. The American Tobacco Company, Inc., et al., United States
      District Court, Eastern District of Michigan, filed May 23, 1997.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Lyons, et al. v. Brown & Williamson Tobacco Corporation, et al., United States
      District Court, Northern District of Georgia, filed May 27, 1997. Cosentino, et al. v. Philip Morris Incorporated, et al., Superior Court of New
      Jersey, Law Division: Middlesex County, filed May 28, 1997.
Enright, et al. v. American Tobacco Company, Inc., et al., Superior Court of New
      Jersey, Law Division: Camden County, filed May 28, 1997.
Tepper, et al. v. Philip Morris Incorporated, et al., Superior Court of New
      Jersey, Law Division: Bergen County, filed May 28, 1997.
Langdeau, et al. v. The American Tobacco Company, et al., Tribal Court, Lower
      Brule Sioux Tribe, Lower Brule, South Dakota, filed June 4, 1997.
Thomas v. American Tobacco Company, Inc., et al., United States District Court,
      Eastern District of Michigan, filed June 6, 1997.
Brown, et al. v. The American Tobacco Company, Inc., et al., Superior Court, San
      Diego County, California, filed June 10, 1997.
Lippincott, et al. v. American Tobacco, et al., Superior Court of New Jersey,
      Law Division: Camden County, filed June 13, 1997.
Brammer, et al. v. R.J. Reynolds Tobacco Company, et al., United States District
      Court, Southern District of Iowa, filed June 20, 1997.
Knowles, et al. v. The American Tobacco Company, et al., United States District
      Court, Eastern District of Louisiana, filed June 30, 1997.
Daley, et al. v. American Brands, Inc., et al., Circuit Court, Cook County,
      Illinois, filed July 7, 1997.

Certain Developments in Smoking and Health Class Actions

In addition to the recently filed smoking and health class actions listed above, since March 31, 1997, there have been certain developments in the smoking and health class actions.

Broin -- The first phase of this class action trial, which involves certain "common issues" other than liability and compensatory damages, began in June 1997 and is continuing. If plaintiffs prevail in the first phase of the trial, subsequent phases will address issues relating to the resolution of "individual" issues, including liability and causation, and the amount of punitive damages, if any. The class, as certified by the court, consists of "all non-smoking flight attendants who are or have been employed by airlines based in the United States" and who are allegedly suffering various injuries claimed to be caused by exposure to ETS aboard aircraft. In May 1997, the court denied defendants' motion for class decertification, denied a motion for summary judgment as to plaintiffs' fraud and conspiracy claims and denied defendants' challenge to plaintiffs' punitive damages claim. Defendants have petitioned the Florida Supreme Court to review the trial court's punitive damages ruling. Broin, et al.
v. Philip Morris Incorporated, et al., Circuit Court, Dade County, Florida, filed October 31, 1991.

Engle -- The trial of this class action, originally scheduled to begin in September 1997, has been postponed pending the conclusion of the first phase of the Broin trial. The class, as certified by the court, consists of all Florida citizens and residents and their survivors who have suffered injury "caused by their addiction to cigarettes that contain nicotine." In May 1997, the court agreed to reconsider its earlier order granting partial summary judgment on the grounds that certain of plaintiffs' claims were preempted by the Labeling Act. Plaintiffs' claim for medical monitoring was dismissed by the court in July 1997. Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court, Dade County, Florida, filed May 5, 1994.

Barnes (formerly Arch) -- The trial in this case is scheduled to begin in October 1997. In June 1997, the court denied plaintiffs' motion to certify a class on behalf of Pennsylvania residents seeking medical monitoring and other damages for

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

"addiction." Plaintiffs have filed a renewed motion for certification of a medical monitoring class. Barnes, et al. v. The American Tobacco Company Inc. et al., United States District Court, Eastern District of Pennsylvania, filed August 8, 1996.

Scott -- In April 1997, the state court judge certified a class consisting of certain Louisiana residents who are or were smokers and who desire to participate in smoking cessation and/or medical monitoring programs. Defendants subsequently removed this case to federal court and filed a motion for reconsideration of the class certification, which is pending. Scott, et al. v. The American Tobacco Company, Inc., et al., United States District Court, Eastern District of Louisiana, filed May 24, 1996.

Frosina -- It is anticipated that the trial of this purported class action, originally scheduled to begin in November 1997, will commence during the first quarter of 1998. Frosina, et al. v. Philip Morris, Inc., et al., Supreme Court of the State of New York, County of New York, filed June 19, 1996.

Geiger -- In July 1997, the court entered an order granting interim certification of a class consisting of residents of the State of New York who have been diagnosed with lung cancer and throat cancer and denied defendants' motion to dismiss. Geiger, et al. v. The American Tobacco Company, et al., Supreme Court of the State of New York, County of Queens, filed May 1, 1997.

                      HEALTH CARE COST RECOVERY LITIGATION

In certain of the pending proceedings, foreign, state and local government entities, unions, taxpayers, Native American tribes and others seek reimbursement for Medicaid and/or other health care expenditures allegedly caused by tobacco products. In one purported class action, Blue Cross/Blue Shield subscribers in the United States are seeking reimbursement of allegedly increased medical insurance premiums caused by tobacco products. In the Native American cases claims are also asserted for alleged lost productivity of tribal government employees. Other relief sought by some but not all plaintiffs includes punitive damages, treble damages for alleged antitrust law violations, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields and payment of attorney and expert witness fees.

The claims asserted in these health care cost recovery actions vary. In most of these cases plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under federal and state statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under federal and state RICO statutes.

Defenses raised by defendants include failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot recover because they participated in, and benefited from, the sale of cigarettes), lack of antitrust injury, federal preemption, lack of proximate cause and statute of limitations. In addition, defendants argue that they should be entitled to "set-off" any alleged damages to the extent the plaintiff benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

traditional theories of recovery, a payor of medical costs (such as an insurer or a state) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring an action on behalf of each individual health care recipient and should be subject to all defenses available against the injured party. In certain of these cases, defendants have also challenged the ability of the plaintiffs to use contingency fee counsel to prosecute these actions. Further, certain cigarette companies, including PM Inc., have filed declaratory judgment actions in Massachusetts, Texas, Maryland, Connecticut, Utah, New Jersey, Alaska and Hawaii seeking to block the health care cost recovery actions in those states and/or to prevent the state from hiring contingency fee counsel. The Maryland, New Jersey and Connecticut actions have been dismissed. The plaintiff tobacco companies are appealing these dismissals.

Recently Filed Health Care Cost Recovery Actions

Since March 31, 1997 through August 1, 1997, the following health care cost recovery actions have been filed against PM Inc. and, in some cases, the Company.

State of Alaska v. Philip Morris, Incorporated, et al., Superior Court for the
      State of Alaska, First Judicial District at Juneau, filed April 14, 1997. County of Cook v. Philip Morris Inc., et al., United States District Court,
      Northern District of Illinois, filed April 18, 1997.
White, et al. v. Philip Morris Inc., et al., United States District Court,
      Southern District of Mississippi, filed April 18, 1997.
Commonwealth of Pennsylvania v. Philip Morris Inc., et al., Court of Common
      Pleas, Philadelphia County, Pennsylvania, filed April 23, 1997.
Stationary Engineers Local 39 Health and Welfare Trust, et al. v. Philip Morris,
      Inc., et al., United States District Court, Northern District of California, filed April 25, 1997.
State of Arkansas v. The American Tobacco Company, Inc., et al., Chancery Court,
      Sixth Division, Pulaski County, Arkansas, filed May 5, 1997.
State of Montana v. Philip Morris Incorporated, et al., District Court, Lewis
      and Clark County, Montana, filed May 5, 1997.
Beckom, et al. v. The American Tobacco Company, Inc., et al., United States
      District Court, Eastern District of Tennessee, May 8, 1997.
State of Ohio v. Philip Morris Incorporated, et al., Court of Common Pleas,
      Franklin County, Ohio, filed May 8, 1997.
State of Missouri v. American Tobacco Company, Inc., et al., Circuit Court of
      the City of St. Louis, Missouri, filed May 12, 1997.
State of South Carolina v. Brown & Williamson Tobacco Corporation, et al., Court
      of Common Pleas, Richland County, South Carolina, filed May 12, 1997.
Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris Inc., et al., United States District Court, Northern District of Ohio, filed May 20, 1997.
State of Nevada v. Philip Morris Incorporated, et al., Second Judicial District,
      Washoe County, Nevada, filed May 21, 1997.
Northwest Laborers-Employers Health and Security Trust Fund, et al. v. Philip
      Morris Inc., et al., United States District Court, Western District of Washington, filed May 21, 1997.
University of South Alabama v. The American Tobacco Company, et al., United
      States District Court, Southern District of Alabama, filed May 23, 1997. City of Birmingham, Alabama, and The Green County Racing Commission v. The
      American Tobacco Company, et al., United States District Court, Northern District of Alabama, filed May 28, 1997.
State of New Mexico v. The American Tobacco Company, et al., First Judicial
      District Court, County of Santa Fe, New Mexico, filed May 27, 1997.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The Lower Brule Sioux Tribe, et al. v. The American Tobacco Company, et al.,
      Tribal Court, Lower Brule Sioux Tribe, Lower Brule, South Dakota, filed May 28, 1997.
State of Vermont v. Philip Morris Incorporated, et al., Chittenden County,
      Superior Court, Vermont, filed May 29, 1997.
Unpingco, et al. v. The American Tobacco Company, et al., United States District
      Court, Territory of Guam, filed May 29, 1997.
Central Illinois Carpenters Health & Welfare Trust Fund, et al. v. Philip Morris
      Inc., et al., United States District Court, Southern District of Illinois, filed May 30, 1997.
Massachusetts Laborers' Health & Welfare Fund, et al. v. Philip Morris Inc., et al., Commonwealth of Massachusetts Superior Court, County of Suffolk, filed June 2, 1997.
State of New Hampshire v. R.J. Reynolds Tobacco Company, et al., New Hampshire
      Superior Court, County of Merrimack, filed June 4, 1997.
State of Colorado v. R.J. Reynolds Tobacco Co., et al., District Court, City and
      County of Denver, Colorado, filed June 5, 1997.
State of Idaho v. Philip Morris Inc., et al., District Court, 4th Judicial
      District of the State of Idaho, County of Ada, filed June 9, 1997.
State of Oregon v. The American Tobacco Company, et al., Oregon Circuit Court,
      Multnomah County, Oregon, filed June 9, 1997.
The Crow Tribe v. The American Tobacco Company, Inc., et al., Tribal Court,
      Montana, filed June 10, 1997.
People of the State of California, et al. v. Philip Morris, Inc., et al.,
      Superior Court, Sacramento County, California, filed June 12, 1997.
Hawaii Health & Welfare Trust Fund for Operating Engineers, et al. v. Philip
      Morris Inc., et al., United States District Court, District of Hawaii, filed June 13, 1997.
Rossello, et al. v. Brown & Williamson Tobacco Corporation, et al., United
      States District Court, Puerto Rico, filed June 17, 1997.
State of Maine, et al. v. Philip Morris Incorporated, et al., State of Maine
      Superior Court, County of Kennebec, filed June 17, 1997.
State of Rhode Island v. American Tobacco Company, Inc., et al., Superior Court,
      Providence County, Rhode Island, filed June 17, 1997.
The Citizens of the Republic of the Marshall Islands v. The American Tobacco
      Company, et al., United States District Court, Hawaii, filed June 18,
      1997.
Oregon Labor-Employers Health & Welfare Trust Fund, et al. v. Philip Morris
      Inc., et al., United States District Court, District of Oregon, filed June 18, 1997.
Laborers Local 17 Health and Benefit Fund, et al. v. Philip Morris Inc., et al.,
      United States District Court, Southern District of New York, filed June 19, 1997.
The Ark-La-Miss Laborers Welfare Fund, et al. v. Philip Morris, Inc., et al.,
      United States District Court, Eastern District of Louisiana, filed June 20, 1997.
The Iowa Laborers District Council Health & Welfare Fund, et al. v. Philip
      Morris, Inc., et al., United States District Court, Central District of Iowa, filed June 20, 1997.
Kentucky Laborers District Council Health & Welfare Trust Fund, et al. v. Hill &
      Knowlton, Inc., et al., United States District Court, Western District of Kentucky, filed June 20, 1997.
The Muscogee Creek Nation, et al. v. The American Tobacco Company, et al.,
      Muscogee Creek Nation Tribal Court, Okmulgee District, filed June 20,
      1997.
The Chehalis Tribe, et al. v. The American Tobacco Company, et al., Chehalis
      Tribal Court, Oakville, Washington, filed June 23, 1997.
United Federation of Teachers Welfare Fund, et al. v. Philip Morris Inc., et al., United States District Court, Southern District of New York, filed June 25, 1997.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Connecticut Pipe Trades Health Fund, et al. v. Philip Morris Inc., et al.,
      United States District Court, District of Connecticut, filed July 1, 1997. Seafarers Welfare Plan, et al. v. Philip Morris Inc., et al., United States
      District Court, District of Maryland, filed July 2, 1997.
Laborers' and Operating Engineers' Utility Agreement Health and Welfare Trust
      Fund for Arizona, et al. v. Philip Morris, Inc., et al., United States District Court, District of Arizona, filed July 7, 1997.
Woods v. The American Tobacco Company, et al., Superior Court, Wake County,
      North Carolina, filed July 10, 1997.
West Virginia Laborers Pension Fund, et al. v. Philip Morris Inc., et al.,
      United States District Court, Southern District of West Virginia, filed July 11, 1997.
Rhode Island Laborers Health & Welfare Funds v. Philip Morris Incorporated,
      Superior Court, Providence County, Rhode Island, filed July 20, 1997.

In addition to these actions, other foreign, state and local government entities and others, including unions, have announced they are considering filing health care cost recovery actions.

Certain Developments in Health Care Cost Recovery Actions

In addition to the recently filed health care cost recovery actions listed above, since March 31, 1997, there have been certain developments in the health care cost recovery actions.

Florida -- Jury selection in Florida's health care cost recovery action began on August 1, 1997. That case was filed under Florida's Medicaid recovery statute ("MRS"), which was enacted in May 1994, and which purports, among other things, to abolish affirmative defenses normally available in Medicaid recovery actions. In June 1996, the Florida Supreme Court ruled that the provisions of the MRS that permitted the state to pursue its action without identifying individual Medicaid recipients violated defendants' due process rights under the Florida constitution and that defendants may rebut the state's claims of causation and damages on a recipient-by-recipient basis. The court held constitutional on its face the statutory provision abolishing affirmative defenses normally available to a third party, including assumption of the risk, but stated that this provision could be challenged as unconstitutional as applied in the state's case. The court also held that the state's independent cause of action created by the MRS could apply only to Medicaid costs paid after the amendment became effective in July 1994, that, if liable, each defendant's share of the total damages would be based on its market share, that the state could use statistical evidence to present its case, and that the agency charged with enforcing the statute was constitutionally established. In March 1997, the United States Supreme Court denied a petition for a writ of certiorari filed by PM Inc. and others challenging the MRS as violating due process. Associated Industries of Florida, Inc., et al. v. State of Florida Agency for Health Care Administration, et al., Circuit Court, Leon County, Florida, filed June 30, 1994.

In September 1996, the trial court in Florida's health care cost recovery action dismissed all of the state's claims except for its negligence and strict liability counts arising from Medicaid payments made after July 1, 1994, and its count for injunctive relief. The court also ordered the state to disclose the identity of the Medicaid recipients. Thereafter, the state filed a coded listing (without names) for all Medicaid recipients with alleged smoking-related illnesses. The trial court accepted the coded listing and, in January 1997, the Florida Supreme Court determined not to hear and denied defendants' challenge to the sufficiency of the state's purported identification of Medicaid recipients. In November 1996, plaintiffs amended their complaint to add claims for violations of Florida's RICO and consumer protection statutes. In December 1996, the court

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

granted defendants' motion to dismiss various claims brought under state statutes and denied the motion to dismiss claims based on Florida's RICO statute and on a state false advertising statute. In January 1997, defendants waived their rights to a pretrial determination of whether plaintiffs can amend their complaint to include a punitive damages claim. Defendants have reserved their rights to challenge the punitive damages claim on factual or legal bases. In February 1997, the court granted plaintiffs' motion to strike all of defendants' affirmative defenses to the counts brought under the MRS. In response to defendants' motion for reconsideration, the court permitted certain of the affirmative defenses to be asserted. The court granted defendants leave to file a new set of affirmative defenses. Plaintiffs moved to strike all of the defenses. That motion was granted in part and denied in part. The court also ruled that defendants are entitled to the names of the individual Medicaid recipients whose medical expenses form the basis of the state's damages and that defendants may depose and obtain the medical records of twenty-five recipients of defendants' choice. In March 1997, the court granted defendants' motion to file a third-party complaint against the state on the ground that the state manufactured and sold cigarettes and, in May 1997, the court denied plaintiffs' motion to dismiss the third-party complaint. In May 1997, the court denied defendants' motion to limit the initial trial to the medical expenditures made to treat the twenty-five Medicaid recipients deposed by defendants. In June and July 1997, the court issued a number of rulings, including (i) that plaintiffs could not recover for future damages under the MRS, (ii) that plaintiffs could not proceed under the MRS on a claim that cigarettes are inherently defective,
(iii) that plaintiffs' claims under the MRS are limited to allegations of misrepresentation, failure to warn and failure to design a "safer" cigarette,
(iv) that plaintiffs could not seek punitive damages under the MRS, but may pursue such damages only in connection with their misleading advertising claim, and (v) that the statute of repose barred claims under Florida's false advertising statute based on conduct before July 1, 1982. The court also (i) granted defendants' motion for partial summary judgment for lack of proximate cause with respect to plaintiffs' claim of "regulatory fraud" (fraud on governmental entities or officials), but denied the motion as to plaintiffs' proof of causation and damages and as to claims of negligence and strict liability based on the product liability statute of repose, (ii) denied defendants' motion for summary judgment with respect to plaintiffs' claim for compensatory damages under Florida's false advertising and racketeering statutes for the federal government's share of Medicaid expenses in Florida, (iii) denied defendants' motion for summary judgment challenging plaintiffs' statistical models to be used in establishing their damages claims, and (iv) denied defendants' motion for summary judgment based on federal preemption, except to the extent that plaintiffs specifically attack any "actual advertising" or "promotion" or attack the adequacy of the federal warning labels. The court also granted plaintiffs' motions to (i) preclude evidence of the state's awareness and the public's awareness of the risks of smoking in response to claims under the MRS, (ii) exclude evidence of the state's manufacture of cigarettes and evidence of benefits derived by the state from the sale of cigarettes, including excise taxes, (iii) preclude the use of the depositions of Medicaid recipients unless defendants first make a specific showing of relevance to the court, and
(iv) strike defendants' due process defense to the false advertising and racketeering act counts. In other rulings the court denied plaintiffs' motion for summary judgment on racketeering act claims (but held that plaintiffs could seek disgorgement and equitable relief pursuant to the racketeering act) and held that the equitable defenses of "unclean hands" and laches could only be raised in post-trial proceedings with respect to the equitable count. The State of Florida, et al. v. The American Tobacco Company, et al., Circuit Court, Palm Beach County, Florida, filed February 21, 1995.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Mississippi -- In July 1997, together with other companies in the United States tobacco industry, PM Inc. entered into a Memorandum of Understanding (the "MOU") with the State of Mississippi setting forth the principal terms and conditions of an agreement in principle to settle and resolve with finality all present and future claims relating to the subject matter of Mississippi's health care cost recovery action pending against PM Inc. and others. Moore v. The American Tobacco Company, et al., Chancery Court of Jackson County, Mississippi, filed May 23, 1994.

Under the MOU, the parties have petitioned the Chancery Court of Jackson County, Mississippi to adjourn all further proceedings in contemplation of their final resolution and termination pursuant to the MOU and the Settlement Agreement contemplated thereby. In addition, the settling defendants have deposited in an escrow account (the "Escrow") $170 million, representing the state's estimate of its share of the $10 billion initial payment under the Resolution discussed below under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues," and have paid an additional $15 million (subject to later adjustment) to reimburse the state and its attorneys for legal expenses. PM Inc.'s share of these payments was approximately $122 million. Under the MOU the parties agree that the Settlement Agreement will include the terms summarized below.

Beginning December 31, 1998, the settling defendants will pay into the Escrow 1.7% of that portion of the annual industry payments under the Resolution which is contemplated to be paid to the states. These payments, which are not offset by potential credits for civil tort liability and which would be adjusted as provided in the Resolution, could result in payments to the State of Mississippi of $68 million with respect to 1998 and $76.6 million with respect to 1999. These amounts would increase to $136 million with respect to 2003 and would continue at that level thereafter. The settling defendants will also be responsible for the attorneys' fees of counsel for Mississippi (which will be set by a panel of arbitrators). Each of these payments would be allocated among the settling defendants in accordance with their relative volume of domestic cigarette sales.

If legislation implementing the proposed resolution described below under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues" or its substantial equivalent is enacted, the Settlement Agreement will remain in place, but the terms of the federal legislation will supersede the Settlement Agreement and the foregoing payment amounts will be adjusted so that the state would receive the same payment as it would receive under the proposed resolution. Similar provision is made in the event of multiple settlements of non-federal governmental health care cost recovery actions, provided that Mississippi is entitled to treatment at least as relatively favorable as such other non-federal governmental entities.

Maryland -- In May 1997, the court dismissed all of plaintiff's claims other than those based on antitrust and consumer protection theories and held that plaintiff is limited to its statutory remedy of subrogation. Trial is scheduled for January 1999. State of Maryland v. Philip Morris Incorporated, et al., Circuit Court for Baltimore County, Maryland, filed May 1, 1996.

Washington -- In November 1996, the court dismissed plaintiff's claims based on special duty, unjust enrichment and restitution to the state, but did not dismiss claims brought under Washington's antitrust laws. The State of Washington then filed an amended complaint in an attempt to cure the deficiencies found by the court to exist in the special duty and unjust enrichment claims and to expand the state's claims for relief to include disgorgement of profits under Washington's consumer protection statute. In June 1997, the court dismissed claims of special

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

duty and unjust enrichment and the expanded claim of disgorgement of profits and plaintiff is appealing that ruling. Trial is scheduled for September 1998. State of Washington v. American Tobacco Co., Inc., et al., Superior Court of Washington, King County, filed June 5, 1996.

Los Angeles County -- In April 1997, the court dismissed plaintiffs' fraud claims without leave to amend, but denied defendants' motion to dismiss plaintiffs' claim for breach of express warranty. County of Los Angeles v. R.J. Reynolds Tobacco Company, et al., Superior Court of California, San Diego County, filed August 5, 1996.

Michigan -- In May 1997, the court granted plaintiff's motion, which contended that statutory subrogation is not the exclusive remedy to be pursued by the state (although the court appeared to hold that statutory and common law subrogation were the only theories available to the state to recover damages). In addition, the court dismissed certain of defendants' affirmative defenses under Michigan's consumer protection statute, dismissed plaintiff's antitrust claim, dismissed, with leave to amend, plaintiff's claims of breach of special duty and injunctive relief, and dismissed plaintiff's claims for punitive damages. Frank J. Kelley, Attorney General, ex rel. State of Michigan v. Philip Morris, Incorporated, et al., Circuit Court for the 30th Judicial Circuit, Ingham County, Michigan, filed August 21, 1996.

Arizona -- After being instructed by the Governor of Arizona to dismiss the case, the attorney general filed an amended complaint that abandons claims for Medicaid payments, but seeks recovery of other health care costs as well as other damages and forms of relief. In May 1997, the court granted defendants' motion to dismiss plaintiffs' claims of breach of assumed duty and performance of another's duty to the public, negligence per se, public nuisance, and unjust enrichment and restitution and denied defendants' dismissal motion with respect to plaintiff's claims for antitrust violations, fraud and violations of a deceptive trade practices statute. In July 1997, the court granted defendants' motion to dismiss plaintiffs' RICO claim without prejudice. Trial is scheduled for October 1998. State of Arizona, et al. v. American Tobacco Co., Inc., et al., Superior Court, Maricopa County, Arizona, filed August 20, 1996.

University of South Alabama -- In June 1997, the attorney general filed a notice of dismissal contending that plaintiff, as an instrumentality of the state, does not have authority to bring this action on its own behalf. This action was dismissed by the court on August 12, 1997. University of South Alabama v. The American Tobacco Company, et al., United States District Court, Southern District of Alabama, filed May 19, 1997.

                             CERTAIN OTHER ACTIONS

In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in several purported class actions that were consolidated in the United States District Court in the Southern District of New York. Kurzweil, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, filed April 4, 1994 and State Board of Administration of Florida, et al. v. Philip Morris Companies Inc., et al., United States District Court for the Southern District of New York, filed September 7, 1994. In those cases, plaintiffs asserted that defendants violated federal securities laws by, among other things, making allegedly false and misleading statements regarding the allegedly "addictive" qualities of cigarettes. In each case, plaintiffs claimed to have been misled by defendants' knowing and intentional failure to disclose material information. In September 1995, the court granted defendants' motion to dismiss the two complaints in their entirety. The court granted plaintiff in the State Board action leave to replead one of its

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

claims. In April 1996, the court entered an order stipulating the dismissal of the State Board claims. In August 1996, the court entered judgment dismissing the claims in Kurzweil. In April 1997, the district court granted a motion filed by the Kurzweil plaintiffs to vacate the judgment and for leave to amend their complaint. Defendants' appeal of this ruling was dismissed by the Court of Appeals on August 5, 1997, for lack of appellate jurisdiction.

Since April 1996, five purported class action suits have been filed in Wisconsin, alleging that Kraft Foods, Inc. ("Kraft") and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and treble damages. Stuart, et al. v. Kraft Foods, Inc., et al., United States District Court, Eastern District of Wisconsin, filed April 4, 1996; Sheeks, et al. v. Kraft Foods, Inc., et al., United States District Court, Eastern District of Wisconsin, filed September 24, 1996; Servais, et al. v. Kraft Foods, Inc. and the National Cheese Exchange, Inc., Circuit Court of Dane County, Wisconsin, filed May 5, 1997; Dodson, et al. v. Kraft Foods, Inc., et al., United States District Court, Western District of Wisconsin, filed July 1, 1997; Noll, et al. v. Kraft Foods, Inc., et al., United States District Court, Western District of Wisconsin, filed July 11, 1997. In December 1996, plaintiffs' motion for class certification in Stuart was denied, and in May 1997, the court granted the Sheeks plaintiffs' motion for voluntary dismissal without prejudice. Each of the three remaining cases seek certification of a class consisting of all milk producers in the U.S.

During 1996 and the first four months of 1997, tax assessments alleging the underpayment of Italian value added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995 were asserted against certain affiliates of the Company. The aggregate amount of taxes claimed to be assessed to date is the Italian lire equivalent of $2.5 billion. In addition there have been claimed assessments of the Italian lire equivalent of $5.9 billion in interest and penalties. The Company anticipates that additional value added and income tax assessments may be claimed for 1996. With respect to these assessments, the Company and its affiliates believe they have complied with applicable Italian tax laws and are vigorously contesting the assessments. A hearing concerning one of the assessments for value added taxes was held in the Italian tax court on July 1, 1997.

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case, such as the Carter case discussed above, could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention, including the recent Liggett settlements of certain health care cost recovery actions and a purported nationwide smoking and health class action, and a decision by a federal district court on a motion for summary judgment not to preclude the United States Food and Drug Administration (the "FDA") from asserting jurisdiction over cigarettes as "drugs" or "medical devices." These developments, as well as the widespread media attention given to the proposed resolution, discussed below under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues," may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation or by the proposed resolution discussed below or by settlement, if any, of certain state health care cost recovery actions. However, implementation of the proposed resolution would resolve the most significant tobacco litigation against the Company and its subsidiaries. Furthermore, the Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. Except as described below under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues -- Effects on Litigation," all such cases are, and will continue to be, vigorously defended.

        PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES

On June 20, 1997, together with other companies in the United States tobacco industry, PM Inc. entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings, incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the "Resolution"). The Resolution can be implemented only by federal legislation and is subject to approval of the boards of directors of the participating companies. (The Company's Board of Directors approved the Resolution on June 25, 1997.) If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets.

The Resolution is currently under review by the White House, Congress, the public health community and other interested parties. The White House and certain members of the public health community have expressed concern with certain aspects of the Resolution and certain members of Congress have indicated that they may offer alternative legislation. There can be no assurance that federal legislation in the form of the Resolution will be enacted or that it will be enacted without modification that is materially adverse to the Company or that any modification would be acceptable to the Company or that, if enacted, the legislation would not face legal challenges. In any event, implementation of the Resolution would materially adversely affect the financial position of the Company in the year of implementation and would likely materially adversely affect the volume, operating revenues, cash flows and/or operating income of the Company in future years. The degree of the adverse impact would depend, among other things, on the final form of implementing federal legislation, the rates of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s share of the domestic premium and discount cigarette segments, interest rates and the timing of principal payments on debt incurred to finance the initial payment due under the Resolution, and the effect of the Resolution on cigarette consumption and the regulatory and litigation environment outside the United States. In addition, the Company currently anticipates that implementation of the Resolution would require a charge to comply with the advertising and marketing restrictions of the Resolution. Moreover, the negotiation and signing of the Resolution could affect other federal, state and local regulation of the United States tobacco industry and regulation of the international tobacco industry.

The Resolution includes provisions relating to advertising and marketing restrictions, product warnings and labeling, access restrictions, licensing of tobacco retailers, the adoption and enforcement of "no sales to minors" laws by states, surcharges against the industry for failure to achieve underage smoking reduction goals (discussed below), regulation of tobacco products by the FDA, public disclosure of industry documents and research, smoking cessation programs, compliance programs by the industry, public smoking and smoking in the workplace, enforcement of the Resolution, industry payments (discussed below) and litigation (discussed below).

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Surcharge for Failure to Achieve Underage Smoking Reduction Goals

The Resolution would impose surcharges on the industry if required reductions in underage smoking are not achieved. A "look back" provision would require the following reductions in the incidence of underage smoking from estimated levels over the past decade: 30% in the fifth and sixth years after enactment of implementing federal legislation, 50% in the seventh, eighth and ninth years, and 60% in the tenth year, with incidence remaining at such reduced levels thereafter.

For any year in which these required reductions are not met, the FDA must impose a mandatory surcharge on the participating members of the cigarette industry based upon an approximation of the present value of the profit the companies would earn over the lives of the number of underage consumers in excess of the required reduction. The annual surcharge would be $80 million (as adjusted for changes in population and cigarette profitability) for each percentage point by which the reduction in underage smoking falls short of the required reductions (as adjusted to prevent double counting of persons whose smoking has already resulted in the imposition of a surcharge in previous years). The annual surcharge would be subject to a $2 billion annual cap (as adjusted for inflation). The surcharge would be the joint and several obligation of participating manufacturers allocated among participating manufacturers based on their market share of the United States cigarette industry and would be payable on or before July 1 of the year in which it is assessed. Manufacturers could receive a partial refund of this surcharge (up to 75%) only after paying the assessed amount and only if they could thereafter prove to the FDA that they had fully complied with the Resolution, had taken all reasonably available measures to reduce youth tobacco usage and had not acted to undermine the achievement of the reduction goals.

Industry Payments

The Resolution would require participating manufacturers to make substantial payments in the year of implementation and thereafter ("Industry Payments"). Participating manufacturers would be required to make an aggregate $10 billion initial Industry Payment on the date federal legislation implementing the terms of the Resolution is signed. This Industry Payment would be based on relative market capitalizations and the Company currently estimates that its share of the initial Industry Payment would be approximately $6.5 billion. Thereafter, the companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels): year 1: $8.5 billion; year 2: $9.5 billion; year 3: $11.5 billion; year 4: $14 billion; and each year thereafter: $15 billion. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate determined with reference to the Consumer Price Index. The Industry Payments would increase or decrease in proportion to changes from 1996 domestic sales volume levels. Volume declines would be measured based on adult sales volume figures; volume increases would be measured by total sales volume. If sales volume declines but the industry's domestic net operating profit exceeds base year inflation-adjusted levels, the reduction in the annual Industry Payment due to volume decline, if any, would be offset to the extent of 25% of the increased profit. At current levels of sales and prior to any adjustment for inflation, the Resolution would require total Industry Payments of $368.5 billion over the first 25 years (subject to credits described below in connection with potential civil tort liability).

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The Industry Payments would be separate from any surcharges required under the "look back" provision discussed above under the heading "Surcharge for Failure to Achieve Underage Smoking Reduction Goals." The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities selling tobacco products in the United States (and not their affiliated companies). The Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

Effects on Litigation

If enacted, the federal legislation provided for in the Resolution would settle present attorney general health care cost recovery actions (or similar actions brought by or on behalf of any governmental entity), parens patriae and smoking and health class actions and all "addiction"/dependence claims and would bar similar actions from being maintained in the future. However, the Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. As discussed above under the heading "Health Care Cost Recovery Litigation--Mississippi" in July 1997, together with other companies in the United States tobacco industry, PM Inc. entered into a Memorandum of Understanding with the State of Mississippi with respect to that state's health care cost recovery action. The Company may enter into discussions with certain other states with health care cost recovery actions scheduled to be tried this year with regard to the postponement or settlement of such actions pending the enactment of the legislation contemplated by the Resolution. No assurance can be given whether a postponement or settlement will be achieved, or, if achieved, as to the terms thereof. The Resolution would not affect any smoking and health class action or any health care cost recovery action that is reduced to final judgment before implementing federal legislation is effective.

Under the Resolution, the rights of individuals to sue the tobacco industry would be preserved, as would existing legal doctrine regarding the types of tort claims that can be brought under applicable statutory and case law except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis and could be maintained only against tobacco manufacturing companies (and not their retailers, distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the Resolution and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

The Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows. The Resolution would set an annual aggregate cap equal to 33% of the annual base Industry Payment (including any reductions for volume declines). Any judgments or settlements exceeding the cap in a year would roll over into the next year. While judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment. Finally,

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

any individual judgments in excess of $1 million would be paid at the rate of $1 million per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation that would be settled by the Resolution.

Note 4.  New Accounting Standards:

In 1996, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which, as required, was adopted by the Company as of January 1, 1997. The adoption and application of SOP No. 96-1 had no material effect on the Company's 1997 results of operations or financial position for the three or six month periods ended June 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
Consolidated Operating Results

                                              For the Six Months Ended June 30,
                                                      Operating Revenues
                                             -----------------------------------
                                                        (in millions)
                                                   1997                1996
                                                   ----                ----
Tobacco                                          $20,073             $18,340
Food                                              14,164              14,178
Beer                                               2,193               2,300
Financial services and real estate                   200                 182
                                                 -------             -------
  Operating revenues                             $36,630             $35,000
                                                 =======             =======

                                                       Operating Income
                                             -----------------------------------
                                                        (in millions)
                                                   1997                1996
                                                   ----                ----
Tobacco                                          $ 4,672             $ 4,130
Food                                               2,118               1,968
Beer                                                 285                 275
Financial services and real estate                   106                  90
                                                 -------             -------
  Operating companies income                       7,181               6,463
Amortization of goodwill                            (296)               (293)
Unallocated corporate expenses                      (222)               (210)
Minority interest in earnings of
  consolidated subsidiaries                          (33)                (17)
                                                 -------             -------
  Operating income                               $ 6,630             $ 5,943
                                                 =======             =======

                                             For the Three Months Ended June 30,
                                                     Operating Revenues
                                             -----------------------------------
                                                        (in millions)
                                                   1997                1996
                                                   ----                ----
Tobacco                                          $10,153             $ 9,194
Food                                               6,953               7,034
Beer                                               1,207               1,200
Financial services and real estate                   100                  81
                                                 -------             -------
  Operating revenues                             $18,413             $17,509
                                                 =======             =======

                                                      Operating Income
                                             -----------------------------------
                                                        (in millions)
                                                   1997                1996
                                                   ----                ----
Tobacco                                          $ 2,318             $ 2,046
Food                                               1,102               1,020
Beer                                                 166                 159
Financial services and real estate                    58                  49
                                                 -------             -------
  Operating companies income                       3,644               3,274
Amortization of goodwill                            (147)               (146)
Unallocated corporate expenses                      (113)               (105)
Minority interest in earnings of
  consolidated subsidiaries                          (20)                 (9)
                                                 -------             -------
  Operating income                               $ 3,364             $ 3,014
                                                 =======             =======

Operating revenues and operating income for the first six months of 1997 increased $1.6 billion (4.7%) and $687 million (11.6%), respectively, over the comparable 1996 period. Operating revenues and operating income for the second quarter of 1997 increased $904 million (5.2%) and $350 million (11.6%), respectively, over the comparable 1996 period. Operating revenues were higher due primarily to increases in domestic and international tobacco and North American food operations. The growth in operating income reflects increases in all operations.

Currency movements, primarily the strengthening of the U.S. dollar versus key European currencies and the Japanese yen, decreased operating income by $180 million and $96 million in the first six months and second quarter of 1997, respectively, versus the comparable 1996 periods. Although the Company cannot predict future movements in currency rates, it anticipates that the strength of the U.S. dollar will continue to have an unfavorable impact on operating income for the remainder of 1997.

On February 26, 1997, the Company's Board of Directors declared a three-for-one split of the Company's common stock, effected by a distribution on April 10, 1997, of two shares for each share held of record at the close of business on March 17, 1997. All share and per share data have been restated to reflect this stock split for all periods presented.

Earnings per share of $1.49 in the first six months of 1997 increased by 15.5% over the comparable 1996 period, due to higher net earnings and fewer shares outstanding. Similarly, net earnings per share of $0.76 in the second quarter of 1997 increased 15.2% as compared to the prior year. As a result of the Company's share repurchase program, the weighted average number of shares outstanding decreased 2.2% to 2,426 million shares in the first six months of 1997 and decreased 1.9% to 2,423 million shares in the second quarter of 1997 from the comparable 1996 periods.

Operating Results by Business Segment

Tobacco

Business Environment

As discussed below, the tobacco industry, including PM Inc., the Company's domestic tobacco subsidiary, and Philip Morris International Inc. ("PMI"), the Company's international tobacco subsidiary, have faced, and continue to face, a number of issues which may adversely affect volume, operating revenues, cash flows, operating income and financial position.

In the United States, these issues include proposed federal regulatory controls (including, as discussed below, the issuance of final regulations by the United States Food and Drug Administration (the "FDA") which regulate cigarettes as "drugs" or "medical devices"); actual and proposed excise tax increases; new and proposed federal, state and local governmental and private restrictions on smoking (including proposals to ban or restrict smoking in workplaces and in buildings permitting public access); new and proposed restrictions on tobacco manufacturing, marketing, advertising (including decisions by certain companies to limit or not accept tobacco advertising) and sales; new and proposed legislation and regulations to require substantial additional health warnings on cigarette packages and in advertising, and to eliminate the tax deductibility of tobacco advertising and promotional costs; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; increased assertions of adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the purported adverse health effects associated with both smoking and exposure to ETS; the diminishing social acceptance of smoking; increased pressure from anti-smoking groups; unfavorable press reports; governmental and grand jury investigations; increased smoking and health litigation, including private plaintiff class action litigation and health care cost recovery actions brought by state and local governments, unions and others seeking reimbursement for Medicaid and other health care expenditures allegedly caused by cigarette smoking; and the proposed legislative resolution of certain regulatory and litigation issues affecting the United States tobacco industry discussed below.

Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $12 per 1,000 cigarettes ($0.24 per pack of 20 cigarettes). In August 1997, legislation was enacted that will raise the federal excise tax to $17 per 1,000 cigarettes ($0.34 per pack of 20 cigarettes) starting in the year 2000 and then to $19.50 per 1,000 cigarettes ($0.39 per pack of 20 cigarettes) in 2002. In general, excise taxes, sales taxes and other cigarette-related taxes levied by various states, counties and municipalities have been increasing, and additional increases have been proposed in a number of states. These taxes vary considerably and, when combined with the current federal excise tax, may be as high as $1.28 per pack.

In the opinion of PM Inc. and PMI, past increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and PMI, and might cause sales to shift from the premium segment to the discount segment.

In August 1996, the FDA issued final regulations pursuant to which it asserts jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. The final regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing, and other requirements applicable to medical devices and their manufacturers. For the most part, the regulations are scheduled to become effective on August 28, 1997. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the final regulations, and could materially adversely affect the volume, operating revenues and operating income of PM Inc. PM Inc. and other domestic cigarette manufacturers and an advertising firm sued the FDA, seeking a judicial declaration that the FDA has no authority to regulate cigarettes and asking the court to permanently enjoin the FDA from enforcing its regulations. Similar suits have been filed against the FDA by manufacturers of smokeless tobacco products, by a trade association of cigarette retailers and by advertising agency associations. In April 1997, a U.S. district court ruled that Congress has not precluded the FDA from regulating cigarettes as "drugs" or "medical devices" and that the FDA may so regulate cigarettes if the facts asserted in support of the FDA's assertion of jurisdiction are proven to be correct. The court also ruled, however, that the section of the Food, Drug and Cosmetic Act relied upon by the agency does not give the FDA authority to implement its regulations restricting cigarette advertising and promotions. The court stayed implementation of the FDA's regulations scheduled for August 28, 1997. The court left in effect the specific regulations that took effect in February 1997 establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under age 27. The tobacco company plaintiffs, including PM Inc., are appealing that portion of the district court's order relating to the FDA's assertion of jurisdiction. The FDA is appealing the portion of the order enjoining the advertising and promotion restrictions. The outcome of the litigation challenging the FDA regulations cannot be predicted.

In August 1996, the Commonwealth of Massachusetts enacted legislation that would require cigarette manufacturers to disclose the flavorings and other ingredients used in each brand of cigarettes sold in the Commonwealth, and to provide "nicotine-yield ratings" for their products based on standards to be established by the Massachusetts Department of Public Health ("DPH"). PM Inc. believes that enforcement of the statute, which is scheduled to take effect on November 1, 1997, could require the disclosure of valuable proprietary information concerning its brands. PM Inc. and three other domestic cigarette manufacturers have filed suit in federal district court in Boston challenging the legislation as being preempted by the Federal Cigarette Labeling and Advertising Act, as amended (the "Labeling Act") and as violating the commerce, full faith and credit, due process and takings clauses of the U.S. Constitution. In February 1997, the court ruled on summary judgment motions that the Labeling Act does not preempt the requirement that ingredient information be provided to the Commonwealth. The plaintiffs have appealed that decision. In addition, the plaintiffs will continue to assert their other constitutional claims. The ultimate outcome of this lawsuit cannot be predicted. The enactment of this legislation has encouraged, and continues to encourage, the enactment of, and efforts to enact, comparable legislation in other states. The DPH has proposed regulations to implement the Massachusetts legislation, and has invited public comment on the proposed regulations. PM Inc. and three other domestic cigarette manufacturers filed comments on the proposed regulations. Final regulations have not been issued.

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

Some foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to require ingredient disclosure, to impose maximum constituent levels, to increase taxes on cigarettes, to control prices, to restrict imports, to ban or severely restrict smoking in workplaces and public places, and otherwise to discourage cigarette smoking. It is not possible to predict what, if any, other foreign governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes or to the tobacco industry generally.

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

PM Inc. has been advised that the Federal Trade Commission has commenced an investigation to determine whether PM Inc. unfairly restricts the distribution of competing manufacturers' cigarette brands through its merchandising practices at the wholesale and retail levels.

While the outcomes of these investigations cannot be predicted, PM Inc. believes it has acted lawfully.

During 1996 and the first four months of 1997, tax assessments alleging the underpayment of Italian value added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995 were asserted against certain affiliates of the Company. The aggregate amount of taxes claimed to be assessed to date is the Italian lire equivalent of $2.5 billion. In addition there have been claimed assessments of the Italian lire equivalent of $5.9 billion in interest and penalties. The Company anticipates that additional value added and income tax assessments may be claimed for 1996. With respect to these assessments, the Company and its affiliates believe they have complied with applicable Italian tax laws and are vigorously contesting the assessments. A hearing concerning one of the assessments for value added taxes was held in the Italian tax court on July 1, 1997.

In March 1997, Liggett Group Inc. ("Liggett"), a United States cigarette manufacturer with approximately 2% of the domestic cigarette market, announced agreements with the attorneys general of twenty-two states to settle the health care cost recovery actions pending against Liggett in those states. Liggett also entered into an agreement to settle a purported nationwide class action suit which, subject to court approval, provides, during its 25-year term, for (i) the mandatory settlement of all present and future claims by Liggett smokers and their estates and families, as well as claims by individuals who allege injury from exposure to ETS, and (ii) the settlement of all present and future claims against Liggett by individuals or entities alleging economic loss as a result of payments for the treatment of diseases or medical conditions allegedly caused by cigarette smoking or exposure to ETS. As a part of the settlements, Liggett agreed, among other things, (i) to pay 25% of its "Pre-tax Income," if any, for the next 25 years into a settlement fund, subject to certain conditions and offsets, (ii) to comply with certain aspects of the FDA regulations discussed above, (iii) to acknowledge that cigarettes cause health problems and that nicotine is "addictive," (iv) to add a warning to each package of its cigarettes and its advertising stating that "Smoking is Addictive," (v) to acknowledge that cigarette companies have targeted marketing programs toward minors, and (vi) to cooperate with otherwise adverse parties in certain investigations and lawsuits and, in furtherance thereof, to waive the attorney-client privilege and other protections with respect to certain of its documents and information and to assist in obtaining court adjudication with respect to documents ("protected documents") in its possession that are subject to joint defense or other privileges and protections held by other members of the tobacco industry. The issue of Liggett's proposed disclosure of these protected documents is being litigated in state courts. In Florida's health care cost recovery action certain of these protected documents were publicly disclosed pursuant to court order. The settlement agreements contain certain provisions that would apply to any other member of the tobacco industry having a share of the domestic cigarette market of less than 30% that acquires, or is acquired by, Liggett. Each settlement can be terminated by Liggett upon the occurrence of specified events. Liggett has sought to have the purported nationwide class action certified, and the related settlement agreement approved, in actions brought in Alabama state court and in federal court in West Virginia. In March 1997, the Alabama state court conditionally certified the nationwide class and preliminarily approved the related settlement agreement, subject to final approval after a fairness hearing. In August 1997, the federal court in the West Virginia case withdrew its earlier preliminary approval of the settlement and the settlement class and denied plaintiffs' motion to certify the class.

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

In the individual and class action smoking and health cases pending against PM Inc. and, in some cases, the Company and/or certain of its other subsidiaries, plaintiffs allege "addiction" to cigarette smoking, personal injury resulting from cigarette smoking and/or exposure to ETS and seek various forms of relief, including compensatory damages, creation of a medical monitoring fund, disgorgement of profits, various injunctive and equitable relief, and, in some cases, punitive damages in amounts ranging into the billions of dollars. Recently, there has been a substantial increase in the number of such smoking and health cases in the United States, with many of the new cases having been filed in Florida on behalf of individual plaintiffs. As of August 1, 1997, there were approximately 305 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company (excluding approximately 25 cases in Texas that were recently voluntarily dismissed but which may be refiled under certain conditions), compared to approximately 190 such cases as of March 31, 1997, and approximately 150 such cases as of March 31, 1996. Approximately 150 of the cases filed and served as of August 1, 1997, were filed on behalf of individual plaintiffs in the State of Florida. Seventeen of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS.

In addition to the foregoing individual smoking and health cases, as of August 1, 1997, there were approximately 40 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company (as compared to 25 on March 31, 1997), including three that involve allegations of various personal injuries related to exposure to ETS. Most of these actions purport to constitute statewide class actions and were filed after the Fifth Circuit Court of Appeals, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products. One purported smoking and health class action is pending in Canada and another in Brazil against affiliates of the Company.

As of August 1, 1997, approximately 75 health care cost recovery actions were pending compared to approximately 30 on March 31, 1997. In California, individuals and local governments and other organizations purportedly acting as "private attorneys general" have filed suits seeking, among other things, injunctive relief, restitution and disgorgement of profits for alleged violations of California's consumer protection statutes.

Other foreign, state, and local government entities and others, including unions, have announced that they are considering filing health care cost recovery actions.

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case, such as the Carter case discussed in Note 3, could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention, including the recent Liggett settlements of certain health care cost recovery actions and a purported nationwide smoking and health class action, and a decision by a federal district court on a motion for summary judgment not to preclude the FDA from asserting jurisdiction over cigarettes as "drugs" or "medical devices." These developments, as well as the widespread media attention given to the proposed resolution, discussed below under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues," may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation or by the proposed resolution discussed below or by settlement, if any, of certain state health care cost recovery actions. However, implementation of the proposed resolution would resolve the most significant tobacco litigation against the Company and its subsidiaries. Furthermore, the Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. Except as described below under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues -- Effects on Litigation," all such cases are, and will continue to be, vigorously defended.

        PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES

On June 20, 1997, together with other companies in the United States tobacco industry, PM Inc. entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings, incorporating the features described in the proposed resolution attached to the Memorandum of Understanding.

The Memorandum of Understanding and the proposed resolution (together, the "Resolution") resulted from negotiations with state attorneys general, representatives of the public health community and attorneys representing plaintiffs in certain smoking and health litigation. The Resolution contains certain regulatory and legislative provisions with which the industry does not necessarily agree, but which the industry has agreed to accept in the interest of achieving the Resolution. The Resolution can be implemented only by federal legislation and is subject to approval of the boards of directors of the participating companies. (The Company's Board of Directors approved the Resolution on June 25, 1997.) If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets.

The Resolution is currently under review by the White House, Congress, the public health community and other interested parties. The White House and certain members of the public health community have expressed concern with certain aspects of the Resolution and certain members of Congress have indicated that they may offer alternative legislation. There can be no assurance that federal legislation in the form of the Resolution will be enacted or that it will be enacted without modification that is materially adverse to the Company or that any modification would be acceptable to the Company or that, if enacted, the legislation would not face legal challenges. In any event, implementation of the Resolution would materially adversely affect the financial position of the Company in the year of implementation and would likely materially adversely affect the volume, operating revenues, cash flows and/or operating income of the Company in future years. Moreover, the negotiation and signing of the Resolution could affect other federal, state and local regulation of the United States tobacco industry and regulation of the international tobacco industry.

The following summary of the Resolution is qualified by reference to the complete text, which has been filed with the Securities and Exchange Commission as Exhibit 10 to the Company's Current Report on Form 8-K dated June 20, 1997, and which is incorporated herein by reference. Certain terms of the Resolution would apply to all tobacco products sold in the United States; certain terms would apply only to tobacco manufacturers that consent to participate in the Resolution; other terms would apply only to non-consenting manufacturers.

Advertising and Marketing Restrictions

The Resolution would incorporate certain regulations previously promulgated by the FDA and add additional restrictions to curtail tobacco product advertising and marketing. Among other things, it would:

      Prohibit the use of human images and cartoon characters, such as Joe Camel and the Marlboro man, in all tobacco-product advertising.

      Ban all outdoor tobacco-product advertising, including advertising in enclosed stadia and advertising inside a retail establishment that is directed outside.

      Except for advertising in adult-only facilities or adult publications, limit tobacco-product advertising to black text on a white background.

      Ban sponsorships (including concerts and sporting events) in the name, logo or selling message of a tobacco brand.

      Ban all non-tobacco merchandise (such as caps, jackets and bags) bearing the name, logo or selling message of a tobacco brand.

      Ban offers of non-tobacco items or gifts based on proof of purchase of tobacco products.

      Ban direct or indirect payments for tobacco product placement in movies, television programs and video games.

      Prohibit direct and indirect payments to "glamorize" tobacco use in media appealing to minors, including live and recorded music performances.

      Prohibit tobacco-product advertising on the Internet unless designed to be inaccessible in or from the United States.

In addition, the Resolution would require that use of currently employed product descriptors such as "low tar" and "light" be accompanied by a mandatory health disclaimer in advertisements, and would prohibit the use of any new descriptors embodying express or implied health claims unless approved by the FDA. The FDA would also have the corresponding power, but not the obligation, to modify advertising restrictions with respect to tobacco products that it concludes present sufficiently reduced health risks. Exemplars of all new advertising and tobacco product labeling would be submitted to the FDA for its ongoing review.

Warnings and Labeling

The Resolution would mandate a new set of rotating warnings to be placed on packages of tobacco products with greater prominence than previous warnings (25% of the front of cigarette packs at the top of the pack). The new rotating warnings would also appear in all advertisements and would occupy 20% of press advertisements. Cigarette packs would also carry the FDA mandated statement of intended use ("Nicotine Delivery Device").

Access Restrictions

The Resolution would restrict access to tobacco products by minors. Without preventing state and local governments from imposing stricter measures, the Resolution would incorporate regulations previously promulgated by the FDA that restrict access to tobacco products and would also add additional restrictions. Taken together, these access restrictions would include the following:

      Setting a minimum age of 18 to purchase tobacco products.

      Requiring retailers to check photo identification of anyone under 27 years of age.

      Establishing a requirement of face-to-face transactions for all sales of tobacco products.

      Banning the sale of tobacco products from opened packages, requiring a minimum package size of 20 cigarettes, and banning the sampling of tobacco products.

      Banning the distribution of tobacco products through the mail except for sales subject to proof of age (with subsequent FDA review to determine if minors are obtaining tobacco products through the mail).

      Imposing retailer compliance obligations to ensure that all displays, advertising, labeling, and other items conform with all applicable requirements.

      Banning all sales of tobacco products through vending machines.

      Banning self-service displays of tobacco products except in adult-only facilities.

Licensing of Tobacco Retailers

The Resolution would require that any entity that sells tobacco products directly to consumers obtain a license. Sellers would be subject to monetary penalties and suspension or loss of their licenses if they do not comply with the access restrictions. The federal government and state and local authorities would enforce these access and licensing provisions through funding provided by Industry Payments, as defined below under the heading "Industry Payments."

State Enforcement

The Resolution would require states to adopt "no sales to minors" laws and would contain economic incentives for the states to enforce such laws. If a state does not meet "no sales to minors" performance targets, the FDA may refuse to pay that state certain funds otherwise payable under the Resolution. To comply with the "no sales to minors" law, the state must achieve compliance rate results of 75% by the fifth year after enactment of federal legislation, 85% by the seventh year and 90% by the tenth year and each year thereafter. Compliance would be measured as a percentage of random, unannounced compliance checks in which the retailer refused to sell tobacco products to minors. Funds withheld from states for failure to achieve the performance targets would, in turn, be reallocated to those states that demonstrated superior "no sales to minors" enforcement records.

Surcharge for Failure to Achieve Underage Smoking Reduction Goals

The Resolution would impose surcharges on the industry if required reductions in underage smoking are not achieved. A "look back" provision would require the following reductions in the incidence of underage smoking from estimated levels over the past decade: 30% in the fifth and sixth years after enactment of implementing federal legislation, 50% in the seventh, eighth and ninth years, and 60% in the tenth year, with incidence remaining at such reduced levels thereafter.

For any year in which these required reductions are not met, the FDA must impose a mandatory surcharge on the participating members of the cigarette industry based upon an approximation of the present value of the profit the companies would earn over the lives of the number of underage consumers in excess of the required reduction. The annual surcharge would be $80 million (as adjusted for changes in population and cigarette profitability) for each percentage point by which the reduction in underage smoking falls short of the required reductions (as adjusted to prevent double counting of persons whose smoking has already resulted in the imposition of a surcharge in previous years). The annual surcharge would be subject to a $2 billion annual cap (as adjusted for inflation). The surcharge would be the joint and several obligation of participating manufacturers allocated among participating manufacturers based on their market share of the United States cigarette industry and would be payable on or before July 1 of the year in which it is assessed. Manufacturers could receive a partial refund of this surcharge (up to 75%) only after paying the assessed amount and only if they could thereafter prove to the FDA that they had fully complied with the Resolution, had taken all reasonably available measures to reduce youth tobacco usage and had not acted to undermine the achievement of the reduction goals. The FDA would use the surcharges to fund its administrative costs and to fund grants to states for additional efforts to reduce underage smoking.

Regulation

Under the Resolution, the FDA would oversee the development, manufacturing, marketing and sale of tobacco products in the United States, including FDA approval of ingredients and imposition of standards for reducing or eliminating the level of certain constituents, including nicotine.

Under the Resolution, tobacco would continue to be categorized as a "drug" and a "device" under the Food, Drug and Cosmetic Act. The FDA's authority to regulate tobacco products as "restricted medical devices" would be explicitly recognized and tobacco products would be classified as a new subcategory of Class II devices.

For a period of at least twelve years after implementing legislation is effective, the FDA would be permitted, subject to certain procedures and judicial review, to adopt performance standards that require the modification of existing tobacco products, including the gradual reduction, but not the elimination, of nicotine yields, and the possible elimination of other constituents or components of the tobacco product, based upon a finding that the modification: (i) will result in a significant reduction of the health risks associated with such products to consumers thereof; (ii) is technologically feasible; and (iii) will not result in the creation of a significant demand for contraband or other tobacco products that do not meet the performance standards.

The Resolution would also require, effective three years after implementing legislation is effective, that no cigarette sold in the United States can exceed a 12 mg. "tar" yield, using the Federal Trade Commission's presently existing methodology to determine "tar" yields.

Beginning twelve years after implementing legislation becomes effective, the FDA would be permitted to set performance standards that exceed those discussed above, including the elimination of nicotine and the elimination of other constituents or other demonstrated harmful components of tobacco products, based upon a finding that: (i) the safety standard will result in a significant overall reduction of the health risks to tobacco consumers as a group; (ii) the modification is technologically feasible; and (iii) the modification will not result in the creation of a significant demand for contraband or other tobacco products that do not meet the performance standards. An FDA determination to eliminate nicotine would have to be based upon a preponderance of the evidence and be subject to judicial review and a two-year phase-in to permit Congressional review.

The Resolution would require disclosure of non-tobacco ingredients to the FDA, require manufacturers to submit within five years a safety assessment for non-tobacco ingredients currently used, and require manufacturers to obtain the FDA's preapproval for any new non-tobacco ingredients. The FDA would have authority to disapprove an ingredient's safety. The Resolution also outlines legislation that would require companies to notify the FDA of technology they develop or acquire that reduces the risk from tobacco products and that would mandate cross-licensing of technology that the FDA determines reduces the risk from tobacco products and that would authorize the FDA to mandate the introduction of "less hazardous tobacco products" that are technologically feasible.

The Resolution would subject the tobacco industry to "good manufacturing practice" standards, including requirements regarding quality control systems, FDA inspections and record-keeping and reporting.

Public Disclosure

The Resolution would require the tobacco industry to disclose to the public previously confidential internal laboratory research as well as certain other documents relating to smoking and health, "addiction" or nicotine dependency, "safer or less hazardous" cigarettes and underage tobacco use and marketing. The Resolution would also require the industry to disclose all such internal laboratory research generated in the future. The Resolution would provide protection for proprietary information and applicable privileges, and would establish a streamlined process by which interested persons could contest claims of privilege.

Cessation Programs

The Resolution would authorize the Secretary of Health and Human Services to accredit smoking cessation programs and techniques that the agency determines to be potentially effective.

Compliance Programs

Participating tobacco manufacturers would be required to create, and to update each year, plans to ensure compliance with all applicable laws and regulations, to identify ways to reduce underage use of tobacco products, and to provide internal incentives for reducing underage use and for developing products with "reduced risk."

Participating manufacturers would also be required to implement compliance programs setting compliance standards and procedures for employees and agents that are reasonably capable of reducing violations. These programs must assign to specific high-level personnel the overall responsibility for overseeing compliance, forbid delegation of substantial discretionary authority to individuals who have shown a propensity to disregard corporate policies, establish training or equivalent means of educating employees and agents, and institute appropriate disciplinary measures and steps to respond to violations and prevent similar ones from recurring.

Participating manufacturers would be required to promulgate corporate principles that express and explain the company's commitment to compliance, reduction of underage tobacco use, and development of "reduced risk" tobacco products. They would be required to work with retail organizations on compliance, including retailer compliance checks and financial incentives for compliance, and disband certain industry associations and only form new ones subject to regulatory oversight.

Participating manufacturers would be subject to fines and penalties for breaching any of these obligations. Companies would be required to direct their employees to report known or alleged violations to the company compliance officer, who in turn would be required to provide reports to the FDA. Finally, companies would be prohibited from taking adverse action against "whistleblowers" who report violations to the government.

Public Smoking

The Resolution would mandate minimum federal standards governing smoking in public places or at work (with states and localities retaining power to impose stricter requirements). These restrictions, which would be enforced by the Occupational Safety and Health Administration, would:

      Restrict indoor smoking in "public facilities" to ventilated areas with systems that exhaust the air directly to the outside, maintain the smoking area at "negative pressure" compared with adjoining areas and do not recirculate the air inside the public facility.

      Ensure that no employee may be required to enter a designated smoking area while smoking is occurring.

      Exempt restaurants (other than fast food restaurants) and bars, private clubs, hotel guest rooms, casinos, bingo parlors, tobacco merchants and prisons.

Enforcement

Violations of the Resolution's terms would carry civil and criminal penalties based upon the penalty provisions of the Food, Drug and Cosmetic Act and, where applicable, the provisions of the United States criminal code. Special enhanced civil penalties of up to ten times the penalties applicable to similar violations by drug companies would attach to violations of the obligations to disclose research about health effects and information about the toxicity of non-tobacco ingredients.

Terms of the Resolution would be embodied in state consent decrees, giving the states concurrent enforcement powers. State enforcement could not impose obligations or requirements beyond those imposed by the Resolution (except where the Resolution specifically does not preempt additional state-law obligations) and would be limited to the penalties specified in the Resolution and by prohibition of duplicative penalties.

Industry Payments

The Resolution would require participating manufacturers to make substantial payments in the year of implementation and thereafter ("Industry Payments"). Participating manufacturers would be required to make an aggregate $10 billion initial Industry Payment on the date federal legislation implementing the terms of the Resolution is signed. This Industry Payment would be based on relative market capitalizations and the Company currently estimates that its share of the initial Industry Payment would be approximately $6.5 billion. Thereafter, the companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels): year 1: $8.5 billion; year 2: $9.5 billion; year 3: $11.5 billion; year 4: $14 billion; and each year thereafter: $15 billion. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate determined with reference to the Consumer Price Index. The Industry Payments would increase or decrease in proportion to changes from 1996 domestic sales volume levels. Volume declines would be measured based on adult sales volume figures; volume increases would be measured by total sales volume. If sales volume declines but the industry's domestic net operating profit exceeds base year inflation-adjusted levels, the reduction in the annual Industry Payment due to volume decline, if any, would be offset to the extent of 25% of the increased profit. At current levels of sales and prior to any adjustment for inflation, the Resolution would require total Industry Payments of $368.5 billion over the first 25 years (subject to credits described below in connection with potential civil tort liability).

The Industry Payments would be separate from any surcharges required under the "look back" provision discussed above under the heading "Surcharge for Failure to Achieve Underage Smoking Reduction Goals." The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities selling tobacco products in the United States (and not their affiliated companies). The Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

The Industry Payments would be made to a central federal authority and then allocated among various programs and entities to provide funds for federal and state enforcement efforts; federal, state and local governments' health benefit programs; public benefits to resolve past punitive damages claims that might be asserted in private litigation; and the expenses related to the administration of federal legislation enacted pursuant to the Resolution. A portion of these expenditures would be to fund a variety of public and private non-profit efforts to discourage minors from beginning to use tobacco products and to assist current tobacco consumers to quit. Those programs include research, public education campaigns, individual cessation programs, and impact grants.

Effects on Litigation

If enacted, the federal legislation provided for in the Resolution would settle present attorney general health care cost recovery actions (or similar actions brought by or on behalf of any governmental entity), parens patriae and smoking and health class actions and all "addiction"/dependence claims and would bar similar actions from being maintained in the future. However, the Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. In July 1997, together with other companies in the United States tobacco industry, PM Inc. entered into a Memorandum of Understanding with the State of Mississippi with respect to that state's health care cost recovery action. See Note 3 "Health Care Cost Recovery Litigation--Mississippi." The Company may enter into discussions with certain other states with health care cost recovery actions scheduled to be tried this year with regard to the postponement or settlement of such actions pending the enactment of the legislation contemplated by the Resolution. No assurance can be given whether a postponement or settlement will be achieved, or, if achieved, as to the terms thereof. The Resolution would not affect any smoking and health class action or any health care cost recovery action that is reduced to final judgment before implementing federal legislation is effective.

Under the Resolution, the rights of individuals to sue the tobacco industry would be preserved, as would existing legal doctrine regarding the types of tort claims that can be brought under applicable statutory and case law except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis and could be maintained only against tobacco manufacturing companies (and not their retailers, distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the Resolution and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

The Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows. The Resolution would set an annual aggregate cap equal to 33% of the annual base Industry Payment (including any reductions for volume declines). Any judgments or settlements exceeding the cap in a year would roll over into the next year. While judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment. Finally, any individual judgments in excess of $1 million would be paid at the rate of $1 million per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation that would be settled by the Resolution.

Non-participating Manufacturers

The Resolution would contain certain measures to ensure that non-participating manufacturers are not free to undercut the Resolution by selling tobacco products at lower prices because they were not making the Industry Payments.

Financial Effects

The Company anticipates that its share of the industry's $10 billion initial payment, which it currently estimates would be approximately $6.5 billion, would be funded from a combination of available cash, commercial paper issuances, bank borrowings and long-term debt issuances in the global markets. This payment would have a material adverse effect on the Company's financial position.

The Company currently anticipates that implementation of the Resolution would require a charge to comply with the advertising and marketing restrictions of the Resolution.

The Company believes that implementation of the Resolution would likely materially adversely affect the volume, operating revenues, cash flows and/or operating income of the Company in future years. The degree of the adverse impact would depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s share of the domestic premium and discount cigarette segments, interest rates and the timing of principal payments on debt incurred to finance the initial payment due under the Resolution, and the effect of the Resolution on cigarette consumption and the regulatory and litigation environment outside the United States. In view of the foregoing, the Company may reevaluate its share repurchase and dividend policies.

Operating Results
                                         For the Six Months Ended June 30,
                                     ------------------------------------------
                                     Operating Revenues        Operating Income
                                     ------------------        ----------------
                                                    (in millions)

                                       1997        1996        1997        1996
                                       ----        ----        ----        ----
Domestic tobacco                     $ 6,369     $ 5,967     $ 2,259     $ 2,033

International tobacco                 13,704      12,373       2,413       2,097
                                     -------     -------     -------     -------
  Total                              $20,073     $18,340     $ 4,672     $ 4,130
                                     =======     =======     =======     =======

Domestic tobacco. During the first six months of 1997, PM Inc.'s operating revenues increased 6.7% over the comparable 1996 period, due to pricing ($249 million), higher volume ($126 million) and improved product mix ($27 million). Operating income for the first six months of 1997 increased 11.1% over the comparable 1996 period, due to price increases, net of product cost increases ($246 million), higher volume ($80 million) and improved product mix ($25 million), partially offset by higher marketing, administration and research costs ($98 million, primarily higher marketing expense) and higher fixed manufacturing expense ($27 million).

PM Inc.'s shipment volume for the first six months of 1997 was 114.2 billion units, an increase of 2.1% from the first six months of 1996 on higher Marlboro volume. Marlboro shipment volume increased 4.3 billion units (5.7%) to 79.3 billion units for a 34.1% share of the total industry, an increase of 2.4 share points from the first six months of 1996. Domestic tobacco industry volume declined 1.5%, in line with historical trends as discussed below. While PM Inc. cannot predict future growth rates, it believes that, over the long term, industry shipments will continue to decline in line with their historical average decline of 1% to 2% per annum, subject to the effects, if implemented, of the proposed Resolution discussed under "Tobacco--Business Environment" above.

PM Inc.'s shipment market share was 49.1%, an increase of 1.8 share points from the comparable 1996 period. Based on shipments, the premium and discount segments accounted for approximately 72.2% and 27.8%, respectively, of domestic cigarette industry volume in the first six months of 1997, versus approximately 71.3% and 28.7%, respectively, in the comparable 1996 period. This reflects a continued shift to the higher-margin premium segment, which began in the second half of 1993.

In the premium segment, PM Inc.'s volume increased 3.7%, compared with a 0.3% decrease for the industry, resulting in a premium segment share of 58.0%, an increase of 2.2 share points from the first six months of 1996, reflecting the timing of promotions.

In the discount segment, PM Inc.'s shipments decreased 6.0%, to 16.9 billion units in the first six months of 1997 compared with an industry decline of 4.7%, resulting in a discount segment share of 26.1%, a decrease of 0.4 share points from the first six months of 1996. Basic shipment volume increased 120 million units to 11.5 billion units, and its shipment share of the discount segment during the first six months of 1997 increased 1.0 share points over the comparable 1996 period, to 17.8%.

Retail sales data (compiled by the A.C. Nielsen Company) indicate PM Inc. and Marlboro market shares of 50.7% and 34.8%, respectively, during the first six months of 1997, compared with 49.2% and 32.9%, respectively, in the comparable 1996 period.

PM Inc. cannot predict future change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that implementation of the proposed Resolution discussed above would likely materially adversely affect PM Inc.'s shipments.

In March 1997, PM Inc. announced a price increase of $2.50 per thousand cigarettes on its domestic premium and discount brands. PM Inc. previously increased the price of its domestic premium and discount brands by $2.00 per thousand cigarettes in the second quarter of 1996.

As discussed in Note 3, "Contingencies," of the Notes to the Condensed Consolidated Financial Statements, in July 1997, PM Inc. and other companies in the United States tobacco industry entered into an agreement in principle to settle Mississippi's health care cost recovery action. Pursuant to the agreement, in the third quarter, PM Inc. deposited approximately $115 million in an escrow account and paid approximately $7 million (subject to later adjustment) to reimburse the State of Mississippi and its attorneys for legal expenses.

International tobacco. During the first six months of 1997, tobacco operating revenues of PMI increased 10.8% over the comparable 1996 period, due to higher foreign excise taxes ($726 million, principally for the consolidation of previously unconsolidated and newly acquired subsidiaries), price increases ($385 million), favorable volume/mix ($340 million) and the consolidation of previously unconsolidated and newly acquired subsidiaries ($292 million), partially offset by unfavorable currency movements ($412 million). Operating income for the first six months of 1997 increased 15.1% over the comparable 1996 period, due primarily to price increases, net of cost increases ($299 million), favorable volume/mix ($226 million) and the consolidation of previously unconsolidated and newly acquired subsidiaries ($39 million), partially offset by unfavorable currency movements ($164 million) and higher marketing, administration and research costs ($76 million).

PMI's volume grew 27.3 billion units (8.0%) in the first six months of 1997 over the comparable 1996 period to 368.0 billion units, including local brands manufactured by Tabaqueira, Portugal's leading tobacco company, and ZPT-Krakow, Poland's largest cigarette manufacturer. PMI acquired a controlling interest in these companies during the first quarters of 1997 and 1996, respectively. Volume advanced in most markets, including Germany, Italy, the Benelux countries, Spain, Central and Eastern Europe, Turkey, the Middle East and the Asia/Pacific region. Volume was down in France and Australia. Volume continued to grow for PMI's portfolio of international brands, including Marlboro, PMI's largest brand. PMI recorded market share gains in virtually all major markets.

                                         For the Three Months Ended June 30,
                                     ------------------------------------------
                                     Operating Revenues        Operating Income
                                     ------------------        ----------------
                                                    (in millions)

                                       1997        1996        1997        1996
                                       ----        ----        ----        ----
Domestic tobacco                     $ 3,457     $ 3,133     $ 1,185     $ 1,062

International tobacco                  6,696       6,061       1,133         984
                                     -------     -------     -------     -------
  Total                              $10,153     $ 9,194     $ 2,318     $ 2,046
                                     =======     =======     =======     =======

Domestic tobacco. During the second quarter of 1997, PM Inc.'s operating revenues increased 10.3% over the comparable 1996 period, due to pricing ($155 million), higher volume ($152 million) and improved product mix ($17 million). Operating income for the 1997 second quarter increased 11.6% over the comparable 1996 period, due to price increases, net of product cost increases ($152 million), higher volume ($96 million) and improved product mix ($16 million), partially offset by higher marketing, administration and research costs ($118 million, primarily higher marketing expense) and higher fixed manufacturing expense ($23 million).

PM Inc.'s shipment volume for the second quarter of 1997 was 60.8 billion units, an increase of 5.0% from the second quarter of 1996, compared with an industry decrease of 0.3%. The increase in PM Inc.'s shipments was due largely to the timing of Marlboro promotional activity and increased buying by wholesalers in the second quarter of 1997. For the second quarter of 1997, Marlboro shipment volume increased 3.8 billion units (9.7%) to 42.6 billion units for a 34.6% share of the total industry, an increase of 3.2 share points from the second quarter of 1996. While PM Inc. cannot predict future growth rates, it believes that, over the long term, industry shipments will continue to decline in line with their historical average decline of 1% to 2% per annum, subject to the effects, if implemented, of the proposed Resolution discussed under "Tobacco--Business Environment" above.

PM Inc.'s 1997 second quarter shipment market share was 49.5%, an increase of
2.5 share points from the comparable 1996 period. Based on shipments, the premium and discount segments accounted for approximately 72.6% and 27.4%, respectively, of domestic cigarette industry volume in the second quarter of 1997, versus approximately 71.3% and 28.7%, respectively, in the comparable 1996 period. This reflects a continued shift to the higher-margin premium segment, which began in the second half of 1993.

In the premium segment, PM Inc.'s volume increased 6.9%, compared with a 1.5% increase for the industry, resulting in a premium segment share of 58.4%, an increase of 3.0 share points from the second quarter of 1996, due largely to the timing of Marlboro promotions.

In the discount segment, PM Inc.'s shipments decreased 5.0%, to 8.7 billion units in the second quarter of 1997 compared with an industry decline of 4.8%, resulting in a discount segment share of 25.7%, flat compared to the second quarter of 1996. Basic shipment volume increased 231 million units to 6.0 billion units as its shipment share of the discount segment during the second quarter of 1997 increased 1.5 share points over the comparable 1996 period, to 17.8%.

Retail sales data (compiled by the A.C. Nielsen Company) indicate PM Inc. and Marlboro market shares of 51.1% and 35.2%, respectively, during the second quarter of 1997, compared with 49.6% and 33.4%, respectively, in the comparable 1996 period.

PM Inc. cannot predict future change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that implementation of the proposed Resolution discussed above would likely materially adversely affect PM Inc.'s shipments.

International tobacco. During the second quarter of 1997, tobacco operating revenues of PMI increased 10.5% over the comparable 1996 period, due to higher foreign excise taxes ($336 million, principally for the consolidation of previously unconsolidated and newly acquired subsidiaries), price increases ($215 million), favorable volume/mix ($144 million) and the consolidation of previously unconsolidated and newly acquired subsidiaries ($199 million), partially offset by unfavorable currency movements ($259 million). Operating income for the 1997 second quarter increased 15.1% over the comparable 1996 period, due primarily to price increases, net of cost increases ($146 million), favorable volume/mix ($100 million) and the consolidation of previously unconsolidated and newly acquired subsidiaries ($20 million), partially offset by unfavorable currency movements ($84 million) and higher marketing, administration and research costs ($26 million).

PMI's volume grew 12.3 billion units (7.5%) in the second quarter of 1997 over the comparable 1996 period to 177.1 billion units, including local brands manufactured by Tabaqueira, Portugal's leading tobacco company, in which PMI acquired a controlling interest in January 1997. Volume advanced in most markets, including Germany, the Benelux countries, Spain, Central and Eastern Europe, Turkey, the Middle East, Mexico and the Asia/Pacific region, where gains in most of this region's markets were partially offset by lower volume in Japan due to first quarter buying in advance of a tax-driven retail price increase. Volume continued to grow for PMI's portfolio of international brands, including Marlboro, PMI's largest brand. PMI recorded market share gains in virtually all major markets.

Food

Business Environment

Kraft Foods, Inc. ("Kraft"), the largest processor and marketer of retail packaged food in the United States, and its subsidiary Kraft Foods International, Inc. ("KFI"), which markets coffee, confectionery and grocery products in Europe and the Asia/Pacific region, are subject to fluctuating commodity costs and competitive challenges in various product categories and markets. Certain subsidiaries and affiliates of PMI that manufacture and sell food products in Latin America are also subject to competitive challenges in various product categories and markets. In addition, the results of KFI, as well as PMI's food operations in Latin America, are subject to fluctuations of local currencies against the U.S. dollar.

Steps have been, and will continue to be, taken to build the value of premium brands, reduce costs and improve the Company's food business portfolio. The North American food business has been reorganized to streamline operations and improve effectiveness and customer response. The realignment included the creation of a unified sales force in the United States. KFI has been realigned to capitalize on future growth opportunities and reorganized into separate regional units.

From 1995 through the second quarter of 1997, Kraft and KFI realigned their portfolios of businesses to focus on higher-margin premium products. During 1995, Kraft sold its bakery, North American margarine, specialty oils, marshmallows, caramels and Kraft Foodservice distribution businesses. During 1996, Kraft sold its bagel business and KFI sold its margarine businesses in the U.K. and Italy. In the first six months of 1997, KFI sold a Scandinavian sugar confectionery business. Kraft and KFI have also sold several smaller non-strategic businesses. In July 1997, Kraft sold certain of its maple-flavored syrup businesses, including the Log Cabin and Country Kitchen brands. The sale is expected to result in a gain in the third quarter of 1997. In addition, Kraft and KFI initiated cost saving programs that primarily included downsizing facilities and workforce reductions. The cost of these actions substantially offset the gains from businesses sold.

Kraft also acquired the Taco Bell grocery and Del Monte shelf-stable pudding businesses during 1996 and 1995, respectively. In Latin America, PMI acquired nearly all of the remaining voting shares of Industrias de Chocolate Lacta S.A. ("Lacta"), a Brazilian chocolate confectionery company, in the second quarter of 1996.

The North American and international food businesses are affected by fluctuating commodity costs, particularly coffee bean prices, which can influence consumer and trade buying patterns, affect retail price volatility and lead to price competition in some markets. During the first quarter of 1997, coffee prices rose dramatically due primarily to speculation concerning 1997's South American crop and unusually low world stocks. Coffee bean prices reached a twenty-year high in late May and led to price increases by Kraft, KFI and their competitors. Kraft and KFI estimate that coffee consumption may be sluggish for the remainder of 1997, as a result of higher than average 1997 coffee bean prices. Kraft was also affected by record high cheese commodity costs in 1996, as well as other higher dairy commodity costs, arising from low U.S. milk production. Cheese and dairy commodity costs moderated in the first quarter of 1997 and have remained stable.

Kraft's cereal business continues to be affected by intense price competition, particularly from value brands. In response, Kraft implemented a price rollback and simplified couponing of its cereal products in the second quarter of 1996. Several competitors followed with similar pricing strategies. The reduction of cereal prices in 1996 lowered operating revenues and operating income in 1996 and the first quarter of 1997 in relation to prior period results.

Operating Results
                                         For the Six Months Ended June 30,
                                   --------------------------------------------
                                   Operating Revenues          Operating Income
                                   ------------------          ----------------
                                                  (in millions)

                                    1997         1996         1997         1996
                                    ----         ----         ----         ----
North American food               $ 8,731      $ 8,447      $ 1,558      $ 1,420

International food                  5,433        5,731          560          548
                                  -------      -------      -------      -------
  Total                           $14,164      $14,178      $ 2,118      $ 1,968
                                  =======      =======      =======      =======

North American food. During the first six months of 1997, operating revenues increased 3.4% over the comparable 1996 period, due to volume increases in ongoing operations ($322 million), pricing ($135 million) and the impact of acquisitions ($38 million), partially offset by the impact of divestitures ($148 million), unfavorable product mix ($58 million) and unfavorable currency movements ($5 million). Operating income for the first six months of 1997 increased 9.7% over the comparable 1996 period, due primarily to volume increases in ongoing operations ($199 million), price increases, net of cost increases ($124 million), partially offset by the impact of divestitures ($20 million) and higher marketing, administration and research costs ($154 million, due in large part to higher marketing expense).

Excluding operating results of the divested North American businesses discussed above, operating revenues and operating income increased 5.2% and 11.3%, respectively, in the first six months of 1997 over the comparable 1996 period.

Strong volume gains were achieved in frozen pizza, driven by new product introductions and geographic market expansion; beverages, on the strength of ready-to-drink and powdered soft drink products; meals, due to strength in macaroni and cheese dinners and the acquisition of Taco Bell grocery products in 1996; cereals, due primarily to product introductions and the implementation of a price rollback and simplified couponing as discussed previously; and desserts, due to new product introductions and growth in refrigerated ready-to-eat and dry packaged desserts. Volume gains were also realized in processed meats, driven by continued growth of lunch combinations, as well as volume gains in cold cuts and hot dogs. Cheese volume also increased slightly in the first six months due to strong first quarter volume. Coffee volume increased, aided by sales of premium-priced products and heavy first quarter volume in advance of commodity-driven price increases.

International food. Operating revenues for the first six months of 1997 decreased 5.2% from the comparable 1996 period, due to unfavorable currency movements ($344 million), lower volume/mix ($128 million) and the impact of divestitures ($116 million), partially offset by the impact of newly acquired and previously unconsolidated subsidiaries ($198 million) and pricing ($92 million). Operating income for the first six months of 1997 increased 2.2% over the first six months of 1996, due to price increases, net of cost increases ($20 million), the impact of newly acquired and previously unconsolidated subsidiaries ($35 million) and lower marketing, administration and research costs ($39 million), partially offset by lower volume ($55 million), the impact of divestitures ($18 million) and unfavorable currency movements ($17 million). KFI recorded a net gain of $22 million from the sale of a Scandinavian sugar confectionery business in the first quarter of 1997. In addition, KFI recorded charges primarily for product discontinuance. These charges partially offset the gain from the business sold.

Excluding operating results of the divested international food businesses discussed above, operating revenues decreased 3.2% and operating income increased 5.7% in the first six months of 1997 over the comparable 1996 period.

Lower ongoing volume for KFI was due primarily to one less selling week during the first quarter of 1997 compared to the first quarter of 1996. KFI's coffee volume increased slightly during the first six months of 1997, particularly in Germany and France, its largest coffee markets, on heavy first quarter volume in advance of announced commodity-driven price increases. KFI also recorded market share gains in many of its key coffee markets. KFI's confectionery volume declined, due primarily to strong competition in Northern Europe and lower volume in Romania and Bulgaria, reflecting poor economic environments. KFI's cheese and grocery volumes decreased due primarily to the impact of one less selling week during the first quarter of 1997. Excluding the acquisition of Lacta, PMI's food volume in Latin America for the first six months of 1997 was lower than the comparable 1996 period, due primarily to lower volume in ice cream, partially offset by higher volume in beverages.

                                          For the Three Months Ended June 30,
                                      ------------------------------------------
                                      Operating Revenues        Operating Income
                                      ------------------        ----------------
                                                    (in millions)

                                       1997        1996         1997       1996
                                       ----        ----         ----       ----
North American food                   $4,331      $4,258      $  815      $  735

International food                     2,622       2,776         287         285
                                      ------      ------      ------      ------

  Total                               $6,953      $7,034      $1,102      $1,020
                                      ======      ======      ======      ======

North American food. During the second quarter of 1997, operating revenues increased 1.7% over the comparable 1996 period, due primarily to pricing ($148 million), the impact of acquisitions ($23 million) and volume increases in ongoing operations ($9 million), partially offset by the impact of divestitures ($72 million) and unfavorable product mix ($31 million). Operating income for the second quarter of 1997 increased 10.9% over the comparable 1996 period, due primarily to pricing ($149 million) and volume increases in ongoing operations ($16 million), partially offset by unfavorable product mix ($12 million), the impact of divestitures ($10 million) and higher marketing, administration and research costs ($68 million).

Excluding operating results of the divested North American businesses discussed above, operating revenues and operating income increased 3.5% and 12.4%, respectively, in the second quarter of 1997 over the comparable 1996 period.

Strong ongoing volume gains were achieved in frozen pizza, driven by new product introductions and geographic market expansion; beverages, on the strength of ready-to-drink and powdered soft drink products; meals, due to strength in macaroni and cheese dinners and the acquisition of Taco Bell grocery products in 1996; and processed meats, driven by continued growth of lunch combinations and growth in hot dogs and cold cuts. Volume gains were realized in desserts, due to new product introductions and strength in refrigerated ready-to-eat and dry packaged desserts, and enhancers, where volume growth in barbecue sauce and pourable dressings more than offset a volume decline in spoonable dressings. Cereals volume was lower than in the second quarter of 1996 when sales surged after the implementation of a price rollback and simplified couponing as discussed previously. Cheese and coffee volume comparisons were affected by commodity prices as discussed above. Coffee volume declined during the quarter due to heavy first quarter buying in advance of commodity-driven price increases and cheese volume was lower than the second quarter of 1996, when sales accelerated in advance of a commodity-driven price increase.

International food. Operating revenues for the second quarter of 1997 decreased 5.5% from the second quarter of 1996, due to unfavorable currency movements ($223 million), lower volume/mix ($114 million) and the impact of divestitures ($55 million), partially offset by the impact of newly acquired and previously unconsolidated subsidiaries ($128 million) and pricing ($110 million). Operating income for the second quarter of 1997 increased 0.7% over the second quarter of 1996, due primarily to the impact of newly acquired and previously unconsolidated subsidiaries ($30 million), lower marketing, administration and research costs ($40 million) and price increases, net of cost increases ($4 million), partially offset by lower volume ($49 million), unfavorable currency movements ($14 million) and the impact of divestitures ($9 million).

Excluding operating results of the divested international food businesses discussed above, operating revenues decreased 3.6% and operating income increased 4.0% in the second quarter of 1997 over the comparable 1996 period.

Lower second quarter ongoing food volume for KFI reflects a decline in coffee volume during the second quarter of 1997 as a result of first quarter trade purchases made in advance of announced commodity-driven price increases and lower confectionery volume. KFI's confectionery volume decreased, due primarily to volume declines in Romania and Bulgaria, reflecting poor economic environments; and an unfavorable comparison to last year in Germany, KFI's largest confectionery market, since the trade purchased abnormally high volumes during 1996 in advance of a price increase. KFI's cheese and grocery volumes increased due to volume gains in the Asia/Pacific region. Excluding the acquisition of Lacta, PMI's food volume in Latin America for the second quarter of 1997 was lower than in the comparable 1996 period, due primarily to lower volume in ice cream, partially offset by higher volume in beverages.

Beer

Six Months ended June 30

Operating revenues of the Miller Brewing Company ("Miller") for the first six months of 1997 decreased $107 million (4.7%) from the comparable 1996 period, due to lower volume ($61 million) and unfavorable price/mix ($46 million). Operating income for the first six months of 1997 increased $10 million (3.6%) from the comparable 1996 period, due primarily to lower marketing, administration and research costs ($50 million) and lower fixed manufacturing expense ($12 million), partially offset by unfavorable price/mix ($29 million) and lower volume ($25 million). Revenues, manufacturing costs and lower marketing, administration and research costs were impacted by actions taken by Miller in the fourth quarter of 1996 to restore growth, streamline its organization and reduce costs.

Miller's 1997 shipment volume of 22.5 million barrels for the first six months of 1997 decreased 2.7% from the comparable 1996 period, reflecting lower shipments of premium-priced brands. Lower shipment volume was due largely to a decision to reduce wholesaler inventories in 1997 and an unfavorable comparison to last year, which was favorably affected by the launch of Miller Beer. However, wholesalers' sales to retailers in the first six months of 1997 increased slightly from the comparable 1996 period, reflecting higher sales of Miller Lite, as Miller's new advertising and promotional campaigns renewed focus on core brands.

Quarter ended June 30

Operating revenues for Miller for the second quarter of 1997 increased $7 million (0.6%) from the comparable 1996 period due to higher volume ($38 million), partially offset by unfavorable price/mix ($31 million). Operating income for the second quarter of 1997 increased $7 million (4.4%) from the comparable 1996 period, due primarily to higher volume ($16 million), lower fixed manufacturing expense ($7 million) and lower marketing, administration and research costs ($4 million), partially offset by unfavorable price/mix ($21 million).

Miller's 1997 second quarter shipment volume of 12.4 million barrels increased 3.2% from the comparable 1996 period, reflecting higher shipments of premium-priced and budget-priced brands. Shipments of Miller Lite rose, driven by new advertising and promotional activity. Shipment volume increases were recorded for Miller High Life, Red Dog, Milwaukee's Best, Icehouse and Foster's. Shipments of Miller Genuine Draft declined slightly. Wholesalers' sales to retailers in the second quarter increased slightly.

Financial Services and Real Estate

During the first six months and second quarter of 1997, Philip Morris Capital Corporation's ("PMCC") operating revenues increased $18 million (9.9%) and $19 million (23.5%), respectively, while operating income increased $16 million (17.8%) and $9 million (18.4%), respectively, from the comparable 1996 periods. Financial services operating revenues and operating income from PMCC advanced due to the continued growth and profitability of its leasing and structured finance portfolio. Operating revenues from the real estate operations of Mission Viejo Company ("MVC") increased during the first six months and second quarter of 1997 from the comparable 1996 periods, due primarily to increased land sales, as operating income declined slightly. On August 1, 1997, PMCC announced that it agreed to sell MVC. The sale is expected to be completed during the third quarter of 1997. PMCC estimates that the sale will result in a gain.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 1997, cash provided by operating activities was $3.6 billion, $746 million higher than in the first six months of 1996, due primarily to higher net earnings and lower cash requirements for working capital items. Including payments of income taxes on sales of businesses, cash provided by operating activities in the first six months of 1997 was $3.5 billion, $662 million higher than the first six months of 1996.

Net Cash Used in Investing Activities

During the first six months of 1997, cash used in investing activities was $956 million, compared with $1.3 billion used during the comparable 1996 period. The change was due primarily to cash provided by the sale of a Scandinavian sugar confectionery company in 1997 and less cash used for acquisitions.

In June, 1997, PMI reached agreement to increase its equity interest in a Mexican cigarette business from 28.8% to 50.0% in exchange for a payment of approximately $400 million.

Net Cash Used in Financing Activities

During the first six months of 1997, the Company's net cash used in financing activities increased to $2.4 billion, compared to $1.5 billion used in the first six months of 1996, due primarily to lower net proceeds from borrowings and an increase in dividends paid, partially offset by lower stock repurchases.

Debt

The Company's total debt and consumer products debt at June 30, 1997 were $15.5 billion and $14.2 billion, respectively, approximately the same as debt levels at December 31, 1996. At both June 30, 1997 and December 31, 1996, the Company's ratio of consumer products debt to total equity was 0.98 and ratio of total debt to total equity was 1.07.

The Company has revolving bank credit agreements totaling $12.0 billion. These facilities are used to support the Company's commercial paper borrowings and are available for acquisitions and other corporate purposes. An agreement for $4.0 billion expires in October 1997. An agreement for $8.0 billion expires in 2000, enabling the Company to refinance short-term debt on a long-term basis, based upon its intent and ability to refinance such debt. At June 30, 1997, $1.3 billion of consumer products commercial paper was reclassified as long-term debt. The Company subsequently issued $1.0 billion of consumer products long-term debt in July 1997, the proceeds of which were used to repay commercial paper borrowings. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

As discussed above in "Tobacco--Business Environment," PM Inc. estimates that the proposed Resolution in its current form, would result in an initial payment by PM Inc. of approximately $6.5 billion upon enactment. The Company anticipates that the payment would be funded from a combination of available cash, commercial paper issuances, bank borrowings and long-term debt issuances in global markets. The Company further anticipates that the payment will result in significant increases in its consumer products debt to total equity ratio, total debt to total equity ratio and total debt outstanding.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. The Company continually evaluates its foreign currency net asset exposure (primarily the Swiss franc, German mark, Swedish krona, Netherlands guilder and Canadian dollar) based on current market conditions and business strategies, and it acts to manage such exposure, when deemed prudent, through various hedging transactions. The Company has entered into currency and related interest rate swap agreements to manage exposure to currency movements. The U.S. dollar value of aggregate notional principal amounts for these agreements outstanding was equivalent to $1.4 billion and $2.2 billion at June 30, 1997 and December 31, 1996, respectively. Of these amounts, $737 million and $1.5 billion related to consumer products debt at June 30, 1997 and December 31, 1996, respectively.

The Company enters into forward exchange and option contracts, for purposes other than trading, to reduce the effects of fluctuating foreign currency on foreign currency denominated current assets, liabilities, commitments and short-term intercompany transactions. At June 30, 1997 and December 31, 1996, the Company had entered into contracts, with maturities of less than one year and notional U.S. dollar equivalents of $3.0 billion (including $1.5 billion in option contracts) and $1.7 billion, respectively.

The Company's credit ratings by Moody's at June 30, 1997 and December 31, 1996 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard & Poor's ("S&P") at June 30, 1997 and December 31, 1996 were "A-1" in the commercial paper market and "A" for long-term debt obligations. In April 1997, S&P placed the debt ratings of the Company on its CreditWatch list with the intent of monitoring tobacco litigation developments.

Equity and Dividends

On February 26, 1997, the Company's Board of Directors declared a three-for-one split of the Company's common stock, effected by a distribution on April 10, 1997, of two shares for each share held of record at the close of business on March 17, 1997. All share and per share data have been restated to reflect this stock split for all periods presented.

During the first six months of 1997, the Company repurchased 18.2 million shares of its common stock at an aggregate cost of $743 million. Of these purchases,
16.9 million shares ($692 million) were made pursuant to the Company's repurchase program, announced in 1994, to purchase up to $6.0 billion of its common stock in the open market, and the remainder were made under an $8.0 billion share repurchase program approved by the Board of Directors in the first quarter of 1997. These 1997 repurchases, net of 8.9 million shares issued under the Philip Morris 1992 Incentive Compensation and Stock Option Plan during 1997, resulted in lower weighted average shares outstanding for the first six months and second quarter of 1997 as compared to the first six months and second quarter of 1996.

Dividends paid in 1997 were 17.2% higher than in 1996, reflecting an increase in the dividend rate, partially offset by fewer shares outstanding. In August 1996, the Board of Directors increased the Company's quarterly dividend rate to $0.40 per share, a 20.0% increase, resulting in an annualized dividend rate of $1.60 per share.

As discussed above in the last paragraph of "Tobacco-Business
Environment-Proposed Resolution of Certain Regulatory and Litigation Issues," the Company may reevaluate its share repurchase and dividend policies.

During the first six months of 1997, currency translation adjustments reduced equity by $849 million due to the strengthening of the U.S. dollar versus European currencies, primarily the Swiss franc, German mark, Netherlands guilder and Swedish krona.

New Accounting Standards

In 1996, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which, as required, was adopted by the

Company as of January 1, 1997. The adoption and application of SOP No. 96-1 had no material effect on the Company's 1997 results of operations or financial position for the three or six month periods ended June 30, 1997.

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

Forward-Looking and Cautionary Statements

Reference is made to Item 1 (c) "Other Matters--Forward-Looking and Cautionary Statements" in the Company's Form 10-K regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in this report. Reference is also made to the section herein under the heading "Tobacco--Business Environment."

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



Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

            10    1992 Compensation Plan for Non-Employee Directors, as amended.

            12 Statement regarding computation of ratios of earnings to fixed charges.

            27    Financial Data Schedule.

      (b) Reports on Form 8-K. Since the beginning of the quarter for which this report is filed, the Registrant filed Current Reports on Form 8-K, dated June 20, 1997 and June 25, 1997, concerning the proposed Resolution. The Registrant has also filed a Current Report on Form 8-K dated July 2, 1997, concerning the proposed Resolution and other recent developments, including an agreement in principle to settle Mississippi's health care cost recovery action.

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

                      August 13, 1997