Form 10-Q
period 1997-09-30
PHILIP MORRIS COMPANIES INC
filed 1997-11-14
CIK 764180

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                          Commission file number 1-8940

                          Philip Morris Companies Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Virginia                                         13-3260245
--------------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification No.)

   120 Park Avenue, New York, New York                        10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      (212)  880-5000
                                                   -----------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No ______

      At October 31, 1997, there were 2,424,393,006 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
             September 30, 1997 and December 31, 1996                     3 - 4

          Condensed Consolidated Statements of Earnings
             For the Nine Months Ended September 30, 1997 and 1996          5
             For the Three Months Ended September 30, 1997 and 1996         6

          Condensed Consolidated Statements of Stockholders'
             Equity for the Year Ended December 31, 1996
             and the Nine Months Ended September 30, 1997                   7

          Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1997 and 1996                8 - 9

          Notes to Condensed Consolidated Financial Statements           10 - 27

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                        28 - 52

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                               53

Item 6.   Exhibits and Reports on Form 8-K.                                53

Signature                                                                  54

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         1997          1996
                                                     -------------  ------------

ASSETS
Consumer products
  Cash and cash equivalents                            $   779        $   240

  Receivables, net                                       5,050          4,466

  Inventories:
    Leaf tobacco                                         3,903          4,143
    Other raw materials                                  1,993          1,854
    Finished product                                     3,029          3,005
                                                       -------        -------
                                                         8,925          9,002
  Other current assets                                   1,397          1,482
                                                       -------        -------
    Total current assets                                16,151         15,190

  Property, plant and equipment, at cost                19,999         19,972
    Less accumulated depreciation                        8,390          8,221
                                                       -------        -------
                                                        11,609         11,751
  Goodwill and other intangible assets
    (less accumulated amortization of
     $4,670 and $4,391)                                 17,823         18,998

  Other assets                                           3,688          3,015
                                                       -------        -------
    Total consumer products assets                      49,271         48,954

Financial services and real estate
  Finance assets, net                                    5,593          5,345
  Real estate held for development and sale                               314
  Other assets                                             179            258
                                                       -------        -------

    Total financial services and
      real estate assets                                 5,772          5,917
                                                       -------        -------

      TOTAL ASSETS                                     $55,043        $54,871
                                                       =======        =======

            See notes to condensed consolidated financial statements.
                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         1997          1996
                                                     -------------  ------------

LIABILITIES
Consumer products
  Short-term borrowings                                $    189       $   260
  Current portion of long-term debt                       1,687         1,846
  Accounts payable                                        2,305         3,409
  Accrued marketing                                       2,170         2,106
  Accrued taxes, except income taxes                      1,467         1,331
  Other accrued liabilities                               3,896         3,668
  Income taxes                                            1,342         1,269
  Dividends payable                                         972           978
                                                       --------       -------
    Total current liabilities                            14,028        14,867

  Long-term debt                                         12,440        11,827
  Deferred income taxes                                     832           731
  Accrued postretirement health care costs                2,438         2,372
  Other liabilities                                       5,515         5,773
                                                       --------       -------
    Total consumer products liabilities                  35,253        35,570

Financial services and real estate
  Short-term borrowings                                     319           173
  Long-term debt                                            843         1,134
  Deferred income taxes                                   3,723         3,636
  Other liabilities                                         264           140
                                                       --------       -------

    Total financial services and
      real estate liabilities                             5,149         5,083
                                                       --------       -------

    Total liabilities                                    40,402        40,653

Contingencies (Note 3)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                           935           935
  Earnings reinvested in the business                    24,519        22,478
  Currency translation adjustments                         (947)          192
                                                       --------       -------
                                                         24,507        23,605
    Less cost of repurchased stock
      (381,968,524 and 374,615,043 shares)                9,866         9,387
                                                       --------       -------

    Total stockholders' equity                           14,641        14,218
                                                       --------       -------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                           $ 55,043       $54,871
                                                       ========       =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                      (in millions, except per share data)
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                         1997             1996
                                                       --------         --------

Operating revenues                                      $54,722         $52,414

Cost of sales                                            19,978          20,001

Excise taxes on products                                 12,348          11,232
                                                        -------         -------
         Gross profit                                    22,396          21,181

Marketing, administration and research costs             11,904          11,724

Settlement charges (Note 3)                                 812

Amortization of goodwill                                    438             443
                                                        -------         -------
         Operating income                                 9,242           9,014

Interest and other debt expense, net                        815             824
                                                        -------         -------
         Earnings before income taxes                     8,427           8,190

Provision for income taxes                                3,412           3,358
                                                        -------         -------

         Net earnings                                   $ 5,015         $ 4,832
                                                        =======         =======

Weighted average number of shares                         2,425           2,471
                                                        =======         =======

Per share data:

  Net earnings                                          $  2.07         $  1.96
                                                        =======         =======
  Dividends declared                                    $  1.20         $  1.07
                                                        =======         =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                      (in millions, except per share data)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                        1997              1996
                                                      --------          --------

Operating revenues                                     $18,092           $17,414

Cost of sales                                            6,571             6,596

Excise taxes on products                                 4,101             3,726
                                                       -------           -------
         Gross profit                                    7,420             7,092

Marketing, administration and research costs             3,854             3,871

Settlement charges (Note 3)                                812

Amortization of goodwill                                   142               150
                                                       -------           -------
         Operating income                                2,612             3,071

Interest and other debt expense, net                       249               281
                                                       -------           -------
         Earnings before income taxes                    2,363             2,790

Provision for income taxes                                 957             1,144
                                                       -------           -------
         Net earnings                                  $ 1,406           $ 1,646
                                                       =======           =======

Weighted average number of shares                        2,423             2,454
                                                       =======           =======

Per share data:

  Net earnings                                         $  0.58           $  0.67
                                                       =======           =======
  Dividends declared                                   $  0.40           $  0.40
                                                       =======           =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1996 and
                    the Nine Months Ended September 30, 1997
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                 Earnings                                 Total
                                                 Reinvested   Currency      Cost of       Stock-
                                        Common   in the       Translation   Repurchased   holders'
                                        Stock    Business     Adjustments   Stock         Equity
                                        ------   ----------   -----------   -----------   --------

Balances, January 1, 1996               $  935    $19,779      $  467        $(7,196)     $13,985

Net earnings                                        6,303                                   6,303
Exercise of stock options
  and issuance of other stock
  awards                                              (28)                       609          581
Cash dividends declared
  ($1.47 per share)                                (3,606)                                 (3,606)
Currency translation adjustments                                 (275)                       (275)
Stock repurchased                                                             (2,800)      (2,800)
Net unrealized appreciation
  on securities                                        30                                      30
                                        ------    -------      ------        -------      -------
  Balances, December 31, 1996              935     22,478         192         (9,387)      14,218

Net earnings                                        5,015                                   5,015
Exercise of stock options
  and issuance of other stock
  awards                                              (66)                       264          198
Cash dividends declared
  ($1.20 per share)                                (2,910)                                 (2,910)
Currency translation adjustments                               (1,139)                     (1,139)
Stock repurchased                                                               (743)        (743)
Net unrealized appreciation
  on securities                                         2                                       2
                                        ------    -------      ------        -------      -------
  Balances, September 30, 1997          $  935    $24,519      $ (947)       $(9,866)     $14,641
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

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                         1997             1996
                                                       --------         --------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                       $ 4,881          $ 4,744
             - Financial services and real estate          134               88
                                                       -------          -------
        Net earnings                                     5,015            4,832
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Depreciation and amortization                          1,246            1,259
  Deferred income tax provision                            130              220
  Gains on sales of businesses                            (182)             (68)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                      (942)            (630)
    Inventories                                           (331)            (617)
    Accounts payable                                      (972)            (915)
    Income taxes                                           (40)             260
    Other working capital items                            663             (240)
  Other                                                    335              207
Financial services and real estate
  Deferred income tax provision                            113              110
  Gain on sale of business                                (103)
  Other                                                    156              104
                                                       -------          -------
        Net cash provided by operating activities        5,088            4,522
                                                       -------          -------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                                  (1,176)          (1,108)
  Purchases of businesses, net of acquired cash           (628)            (515)
  Proceeds from sales of businesses                        402              154
  Other                                                                      12
Financial services and real estate
  Investments in finance assets                           (501)            (306)
  Proceeds from finance assets                             256              154
  Proceeds from sale of business                           427
                                                       -------          -------
        Net cash used in investing activities           (1,220)          (1,609)
                                                       -------          -------

            See notes to condensed consolidated financial statements.
                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                         1997             1996
                                                       --------         --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net (repayment) issuance of short-term borrowings    $(1,006)         $   329
  Long-term debt proceeds                                2,852            1,966
  Long-term debt repaid                                 (1,330)          (1,487)
Financial services and real estate
  Net issuance (repayment) of short-term borrowings        146             (450)
  Long-term debt proceeds                                  175              363
  Long-term debt repaid                                   (387)

Repurchase of outstanding stock                           (805)          (2,097)
Dividends paid                                          (2,916)          (2,483)
Issuance of shares                                          97              341
Other                                                      (72)             (31)
                                                       -------          -------

        Net cash used in financing activities           (3,246)          (3,549)

Effect of exchange rate changes on cash and
  cash equivalents                                         (83)             (43)
                                                       -------          -------

Cash and cash equivalents:
  Increase (decrease)                                      539             (679)

  Balance at beginning of period                           240            1,138
                                                       -------          -------
  Balance at end of period                             $   779          $   459
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

Note 3. Contingencies:

Legal proceedings covering a wide range of matters are pending in various U.S. and foreign jurisdictions against the Company, its subsidiaries, including Philip Morris Incorporated ("PM Inc."), the Company's domestic tobacco subsidiary, and indemnitees. Various types of claims are raised in these proceedings, including products liability, consumer protection, antitrust, securities law, tax, patent infringement, employment matters and claims for contribution.

                     OVERVIEW OF TOBACCO-RELATED LITIGATION

Types and Number of Cases

Pending claims related to tobacco products generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, and (iii) health care cost recovery actions, including class actions, brought by state and local governments, unions and others seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking. The theories of recovery asserted and defenses raised in these cases are described below under "Smoking and Health Litigation" and "Health Care Cost Recovery Litigation." Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars.

There continues to be a substantial increase in the number of tobacco-related cases pending in the United States, with many of the new cases having been filed in Florida and New York on behalf of individual plaintiffs. As of November 1, 1997, there were approximately 365 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases,

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

the Company (excluding approximately 50 cases in Texas that were voluntarily dismissed but which may be refiled under certain conditions), compared to approximately 300 such cases as of June 30, 1997, and approximately 200 such cases as of September 30, 1996. Seventeen of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS").

In addition, as of November 1, 1997, there were approximately 45 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company (including four that involve allegations of various personal injuries related to exposure to ETS) compared to approximately 40 such cases on June 30, 1997, and 20 such cases on September 30, 1996.
Most of these actions purport to constitute statewide class actions and were filed after the Fifth Circuit Court of Appeals, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products. One purported smoking and health class action is pending in Canada (against an entity in which the Company, through subsidiaries, owns a 40% interest) and another in Brazil against affiliates of the Company. Recently, a purported smoking and health class action was filed in Nigeria against a subsidiary of Philip Morris International Inc., the Company's international tobacco subsidiary.

As of November 1, 1997, approximately 95 health care cost recovery actions were pending, compared to approximately 70 on June 30, 1997, and 20 on September
30, 1996. In California, individuals and local governments and other organizations purportedly acting as "private attorneys general" have filed suits seeking, among other things, injunctive relief, restitution and disgorgement of profits for alleged violations of California's consumer protection statutes (Ellis, et al. v. R.J. Reynolds Tobacco Company, et al.; Cordova, et al. v. Liggett Group, Inc., et al.).

Verdicts in Recent Cases

In August 1996, a Florida jury awarded a former smoker and his spouse $750,000 in a smoking and health case against another United States cigarette manufacturer (Carter v. American Tobacco Co., et al.), and that manufacturer was subsequently ordered to pay approximately $1.8 million in attorneys fees and costs. Neither PM Inc. nor the Company was a party to that litigation. The defendant in that action has appealed the verdict. Later that month, a jury returned a verdict for defendants in a smoking and health case in Indiana against United States cigarette manufacturers, including PM Inc. (Rogers v. R.J. Reynolds Tobacco Company, et al.). Plaintiff has filed a motion seeking a new trial based on the alleged discovery of new evidence. In May and October 1997, Florida juries also returned verdicts for defendants in smoking and health cases involving another United States cigarette manufacturer (Connor v. R.J. Reynolds Tobacco Company; Karbiwnyk v. R.J. Reynolds Tobacco Company). In September 1997, a court in Brazil awarded plaintiffs in a smoking and health case the Brazilian real equivalent of $81,000, attorneys' fees (in an amount to be determined by the court) and a monthly annuity for 35 years equal to two-thirds of the deceased smoker's last monthly salary (Alves v. Souza Cruz). Defendant is appealing the judgment. Neither the Company nor its affiliates were parties to that action.

Settlements

In recent months, PM Inc. and other companies in the domestic tobacco industry agreed to settle a smoking and health class action brought on behalf of flight attendants alleging injury caused by exposure to ETS aboard aircraft and two health care cost recovery actions brought by the states of Florida and Mississippi. These settlements are discussed below under the headings "Smoking and Health

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Litigation -- Broin," "Health Care Cost Recovery Litigation -- Florida" and "Health Care Cost Recovery Litigation -- Mississippi."

Trial Dates

A number of smoking and health cases and health care cost recovery actions pending against PM Inc. and, in some cases, the Company, are scheduled for trial through the end of 1998, although trial dates are subject to change. A Florida class action is set for trial in February 1998 (Engle, et al. v. R.J. Reynolds Tobacco Company, et al.). A New York class action may commence during the first quarter of 1998, although a firm trial date has not yet been set (Frosina, et al. v. Philip Morris, Inc., et al.). A Maryland class action is scheduled to go to trial in September 1998 (Richardson, et al. v. Philip Morris Incorporated, et al.). The Texas health care cost recovery trial, previously scheduled to begin in September, has been delayed and no new trial date has been set at this time. The Minnesota health care cost recovery action is scheduled for trial in January 1998. Several other health care cost recovery actions are scheduled for trial later in 1998: Washington (September), Arizona (October) and Oklahoma (November). Approximately 30 other individual cases are currently scheduled for trial in 1998 against PM Inc. and, in some cases, the Company, of which approximately 20 are set for trial in Florida commencing in June 1998.

A description of certain recent developments in smoking and health class actions, health care cost recovery litigation and certain other actions pending against the Company and/or its subsidiaries and affiliates follows.

                          SMOKING AND HEALTH LITIGATION

Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal Racketeer Influenced and Corrupt Organization Act ("RICO") and state RICO statutes. Plaintiffs in these actions seek various forms of relief, including compensatory and punitive damages, creation of a medical monitoring fund, disgorgement of profits, various injunctive and equitable relief. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations or repose, and preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Labeling Act"). In June 1992, the United States Supreme Court held that the Labeling Act, as enacted in 1965, does not preempt common law damage claims but that the Labeling Act, as amended in 1969, preempts claims arising after July 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Labeling Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court also held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislation to eliminate the federal preemption defense, proposed in Congress in recent years, were enacted. It is not possible to predict whether any such legislation will be enacted.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Recently Filed Smoking and Health Class Actions

Since July 1, 1997 through November 1, 1997, the following smoking and health class actions have been filed against PM Inc. and, in some cases, the Company and/or its other subsidiaries:

Daley, et al. v. American Brands, Inc., et al., Circuit Court, Cook County,
      Illinois, filed July 7, 1997.

Piscitello, et al. v. Philip Morris, Incorporated, Superior Court, Middlesex
      County, New Jersey, filed July 28, 1997.

Azorsky, et al. v. R.J. Reynolds Tobacco Company, et al., United States
      District Court, Western District, Pennsylvania, filed August 15, 1997.

McCauley, et al. v. Brown & Williamson Tobacco Corporation, et al., United
      States District Court, Northern District, Georgia, filed August 20, 1997.

DaSilva, et al. v. Nigerian Tobacco Company, et al., High Court of Lagos State,
      Nigeria, filed September 8, 1997.

Bush, et al. v. Philip Morris Incorporated, et al., United States District
      Court, Eastern District, Texas, filed September 10, 1997.

Nwanze, et al. v. Philip Morris Companies, Inc., et al., United States District
      Court, Southern District, New York, filed September 29, 1997.

Badillo, et al. v. The American Tobacco Company, Inc., et al., United States
      District Court, Nevada, filed October 8, 1997.

Newborn, et al. v. Brown & Williamson Tobacco Corporation, et al., United States
      District Court, Western District, Tennessee, filed October 9, 1997.

Certain Developments in Smoking and Health Class Actions

In addition to the recently filed smoking and health class actions listed above, since July 1, 1997, there have been certain developments in the smoking and health class actions.

Broin -- This class action was settled in October 1997 by PM Inc. and other companies in the domestic tobacco industry, subject to final approval by the court. The class, as certified by the court, consisted of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from various diseases and disorders caused by their exposure to second-hand smoke in airline cabins." The defendants expressly did not admit liability for injury of any member of the settlement class or that ETS can cause any disease. Under the settlement, the settling defendants will pay $300 million to establish a foundation to sponsor scientific research with respect to diseases associated with cigarette smoking. These funds will be paid in three equal annual installments, with interest, commencing in April 1998. Settling defendants also agreed to pay attorneys' fees of up to $46 million and costs of $3 million, subject to court approval. PM Inc.'s share of all the foregoing payments (exclusive of interest) is approximately $175 million and was charged to expense in the third quarter of 1997. The settling defendants also agreed to support the enactment of federal legislation prohibiting smoking on segments of international flights originating or terminating in the United States. Under the settlement, all defendants (and certain other entities and persons) are released from liability for the claims asserted in the present action. Each individual member of the class, however, may later bring an individual action for diseases and conditions existing on or before January 15, 1997 ("retained claims") based upon certain legal theories against the settling defendants with the following limitations:

      1. The individual claims can only seek compensatory damages; they may not seek punitive damages;

      2. The defendants retain all defenses against the individual claims, except as noted below.

In any individual lawsuits brought by members of the settlement class for retained claims seeking damages on account of specified diseases the settling

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

defendants have assumed the burden of proof as to whether ETS can cause certain conditions, but the plaintiff retains the burden of proving that his or her condition was caused by exposure to ETS. Such individual lawsuits may be brought in Dade County, Florida, or wherever the venue is proper. The settling defendants have also agreed not to raise a statute of limitations defense with respect to any retained claims brought by a member of the settlement class within one year after final court approval of the settlement. The settlement does not apply to, nor does it have any effect on, "future" claims brought by members of the settlement class for any new and unrelated diseases or conditions that arose or might arise after January 15, 1997. Broin, et al. v. Philip Morris Incorporated, et al., Circuit Court, Dade County, Florida, filed October 31, 1991.

Engle -- The trial of this class action is scheduled to begin in February 1998. Recently, the court reversed an earlier order that had granted defendants partial summary judgment on the grounds that plaintiffs' claims were preempted by the Labeling Act. Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court, Dade County, Florida, filed May 5, 1994.

Barnes (formerly Arch) -- In October 1997, the court decertified the class and granted defendants' motions for summary judgment against the individual named plaintiffs. Barnes, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District, Pennsylvania, filed August 8, 1996.

Frosina -- In October 1997, the court certified the class. Defendants are appealing the class certification. The trial of this case, originally scheduled to begin in November 1997, may commence during the first quarter of 1998. Frosina, et al. v. Philip Morris, Inc., et al., Supreme Court of the State of New York, County of New York, filed June 19, 1996.

Reed -- In August 1997, the court denied plaintiffs' motion for class certification and denied a motion by five individuals to intervene as class representatives. Reed, et al. v. Philip Morris Incorporated, et al., Superior Court of the District of Columbia, filed June 21, 1996.

Langdeau -- In October 1997, this case was dismissed without prejudice by the Tribal Court on the grounds that plaintiffs failed to effect proper service of process and otherwise failed to follow Tribal Court rules. Langdeau, et al. v. The American Tobacco Company, et al., Tribal Court, Lower Brule Sioux Tribe, Lower Brule, South Dakota, filed June 4, 1997.

Thomas -- In October 1997, plaintiffs voluntarily dismissed this purported class action without prejudice. Thomas, et al. v. American Tobacco Company, Inc., et al., Circuit Court for the County of Wayne, State of Michigan, filed June 6, 1997.

                      HEALTH CARE COST RECOVERY LITIGATION

In certain of the pending proceedings, foreign, state and local government entities, unions, federal and state taxpayers, Native American tribes and others seek reimbursement for Medicaid and/or other health care expenditures allegedly caused by tobacco products and, in some cases, for future expenditures and damages as well. In one of these cases private citizens seek recovery of alleged tobacco-related health care expenditures by the federal Medicaid and Medicare programs and, in another case, seek recovery of such expenditures by the Department of Defense and the Department of Veterans Administration. In one purported class action, Blue Cross/Blue Shield subscribers in the United States are seeking reimbursement of allegedly increased medical insurance premiums caused by tobacco products. In the Native American cases, claims are also asserted for alleged lost productivity of tribal government employees. Other relief sought by some but not all plaintiffs includes punitive damages, treble damages for alleged antitrust

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

law violations, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields and payment of attorney and expert witness fees.

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

Defenses raised by defendants include failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot recover because they participated in, and benefited from, the sale of cigarettes), lack of antitrust injury, federal preemption, lack of proximate cause and statute of limitations. In addition, defendants argue that they should be entitled to "set-off" any alleged damages to the extent the plaintiff benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer or a state) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring an action on behalf of each individual health care recipient and should be subject to all defenses available against the injured party. In certain of these cases, defendants have also challenged the ability of the plaintiffs to use contingency fee counsel to prosecute these actions. Further, certain cigarette companies, including PM Inc., have filed declaratory judgment actions in Massachusetts, Texas, Maryland, Connecticut, Utah, New Jersey, Alaska and Hawaii seeking to block the health care cost recovery actions in those states and/or to prevent the state from hiring contingency fee counsel. The Maryland and New Jersey actions have been dismissed. The plaintiff tobacco companies have sought appeals to overturn these dismissals. The New Jersey appellate court has refused to hear the appeal.

Recently Filed Health Care Cost Recovery Actions

Since July 1, 1997 through November 1, 1997, the following health care cost recovery actions have been filed against PM Inc. and, in some cases, the Company and/or its other subsidiaries.

Connecticut Pipe Trades Health Fund, et al. v. Philip Morris, Inc., et al.,
      United States District Court, Connecticut, filed July 1, 1997.

Seafarers Welfare Plan and United Industrial Workers Welfare Plan v. Philip
      Morris, Inc., et al., United States District Court, Maryland, Southern Division, filed July 2, 1997.

Laborers and Operating Engineers Utility Agreement Health and Welfare Trust Fund for Arizona v. Philip Morris Incorporated, et al., United States District Court, Arizona, filed July 7, 1997.

Woods v. The American Tobacco Company, et al., Superior Court, Wake County,
      North Carolina, filed July 10, 1997.

West Virginia Laborers Pension Fund v. Philip Morris, Inc., et al., United
      States District Court, Southern District, West Virginia, Huntington Division, filed July 11, 1997.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Rhode Island Laborers Health and Welfare Fund, et al. v. Philip Morris
      Incorporated, et al., United States District Court, Providence, Rhode Island, filed on or about July 20, 1997.

Eastern States Health and Welfare Fund, et al. v. Philip Morris, Inc., et al.,
      United States District Court, Southern District, New York, filed July 28, 1997.

Asbestos Workers Local 53 Health and Welfare Fund, et al. v. Philip Morris,
      Inc., et al., United States District Court, Eastern District, Louisiana, filed August 15, 1997.

Steamfitters Local Union No. 420 Welfare Fund, et al. v. Philip Morris, Inc., et al., United States District Court, Eastern District, Pennsylvania, filed August 20, 1997.

State of Georgia v. Philip Morris, Inc., et al., Superior Court, Fulton County,
      Georgia, filed August 29, 1997.

Construction Laborers of Greater St. Louis Welfare Fund, et al. v. Philip
      Morris, Inc., et al., United States District Court, Eastern District, Missouri, filed September 2, 1997.

Southeast Florida Laborers District Council Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al., United States District Court, Southern District, Florida, filed September 11, 1997.

West Virginia--Ohio Valley Area International Brotherhood of Electrical Workers
      Welfare Fund v. The American Tobacco Company, et al., United States District Court, West Virginia, filed September 11, 1997.

The Crow Creek Sioux Tribe v. The American Tobacco Company, et al., Tribal
      Court, Crow Creek Sioux Tribe, filed September 14, 1997.

Teamsters Union No. 142, Health and Welfare Trust Fund, et al. v. Philip Morris
      Incorporated, et al., United States District Court, Northern District, Indiana, filed September 15, 1997.

Operating Engineers Local 12 Health and Welfare Trust, et al. v. American
      Tobacco Co., Inc., et al., United States District Court, Central District, California, filed September 16, 1997.

Puerto Rican ILGWU Health & Welfare Fund, et al. v. Philip Morris Inc., et al.,
      Supreme Court, New York County, New York, filed September 17, 1997.

New Jersey Carpenters Health Fund, et al. v. Philip Morris, Inc., et al.,
      United States District Court, New Jersey, filed September 25, 1997.

New Mexico and West Texas Multi-Craft Health and Welfare Trust Fund, et al. v.
      Philip Morris, Inc., et al., Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1997.

Goodpasture v. American Tobacco Company, Inc., et al., United States District
      Court, Kansas, filed October 15, 1997.

Moore v. American Tobacco Company, et al., United States District Court, Kansas, filed October 15, 1997.

The Republic of the Marshall Islands v. The American Tobacco Company, et al.,
      High Court, Republic of the Marshall Islands, filed October 20, 1997.

Central States Joint Board Health & Welfare Trust Fund v. Philip Morris, Inc., et al., Circuit Court, Cook County, Illinois, filed October 20, 1997.

International Brotherhood of Teamsters, Local 734 Health & Welfare Trust Fund v.
      Philip Morris, Inc., et al., Circuit Court, Cook County, Illinois, filed October 20, 1997.

Texas Carpenters Health Benefit Fund, et al. v. Philip Morris, Inc., et al.,
      United States District Court, Eastern District, Texas, Beaumont Division, filed October 31, 1997.

In addition to these actions, other foreign, state and local government entities and others, including unions, have announced that they are considering filing health care cost recovery actions.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Certain Developments in Health Care Cost Recovery Actions

In addition to the recently filed health care cost recovery actions listed above, since July 1, 1997, there have been certain developments in the health care cost recovery actions.

Florida -- In August 1997, PM Inc. and other companies in the domestic tobacco industry entered into a settlement agreement with the State of Florida to settle all present and future economic claims relating to the subject matter of Florida's health care cost recovery action. The State of Florida, et al. v. The American Tobacco Company, et al., Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, filed February 21, 1996.

Under the settlement agreement, the settling defendants have deposited into an escrow account $550 million, representing the State's estimate of its share of the $10 billion initial payment under the proposed Resolution discussed below under the caption "Proposed Resolution of Certain Regulatory and Litigation Issues." This amount was allocated among the settling defendants in accordance with their relative market capitalization, resulting in a charge to expense by PM Inc. of $374 million in the third quarter of 1997.

On September 15, 1998 and annually thereafter on December 31, the settling defendants will make ongoing payments into a special account for the benefit of the State in the following amounts: 1998: $220 million; 1999: $247.5 million; 2000: $275 million; 2001: $357.5 million; 2002: $357.5 million; and each year thereafter: $440 million. These amounts equal that portion of the annual industry payments under the proposed Resolution which is contemplated to be paid to Florida. These payments would be adjusted for inflation and changes in volume as provided in the proposed Resolution. The settling defendants have reimbursed Florida's expenses and those of its attorneys. PM Inc.'s share of this payment resulted in a charge to expense in the third quarter of 1997 of approximately $11 million. The settling defendants have also agreed to pay reasonable attorneys' fees of Florida's private contingency fee counsel. The amount of such fees will be set by a panel of independent arbitrators. Each of these payments would be allocated among the settling defendants in accordance with their relative unit volume of domestic tobacco product sales.

Certain of Florida's private contingency fee counsel filed charging liens against the funds paid by defendants into the Florida escrow account. In filing the charging liens, contingency counsel argued that the settlement agreement had no effect on their rights under their contingency fee agreement with Florida. On November 12, 1997, the court ordered all parties to comply with the provisions for obtaining attorneys' fees, as set forth in the settlement agreement, and quashed the charging liens. Contingency fee counsel are appealing this ruling.

Under the settlement agreement, the settling defendants will also support a two-year pilot program by Florida aimed at reducing the use of tobacco products by persons under the age of eighteen, and have paid into escrow $200 million for the pilot program. PM Inc.'s share of this payment resulted in a charge to expense in the third quarter of 1997 of approximately $99 million.

The settling defendants also agreed to discontinue all tobacco product billboards, signs in arenas and stadia and transit advertisements in Florida within several months and to support new legislative and administrative initiatives to prohibit the sale of cigarettes in vending machines, except in adult-only facilities, and to strengthen civil penalties for sales of tobacco products to minors and for possession of tobacco products by minors.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

If legislation implementing the proposed Resolution or its substantial equivalent is enacted, the settlement will remain in place, but the terms of the federal legislation will supersede the settlement agreement (except for the terms of the pilot program and payments thereunder) and the ongoing payments described above will be adjusted so that Florida would receive the same payments as it would receive under the proposed Resolution, provided that in all events Florida will be entitled to the amount of the initial payment described above without any adjustment.

The agreement also provides that if federal legislation implementing the proposed Resolution or its substantial equivalent is enacted, the parties contemplate that Florida and any other similar state which has made an exceptional contribution to secure resolution of these matters may apply to a panel of independent arbitrators for reasonable compensation for its efforts in securing the proposed Resolution. The settling defendants have agreed not to oppose an application of $250 million by Florida, payable over five years. The parties have agreed to a nationwide annual cap for all such payments of $100 million.

The agreement also provides that if the settling defendants enter into any future pre-verdict settlement agreement with a non-federal governmental plaintiff on more favorable terms (after due consideration of relevant differences in population or other appropriate factors), Florida will obtain treatment at least as relatively favorable as such governmental plaintiff.

The agreement provides that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and is entered into by the settling defendants solely to avoid the further expense, inconvenience, burden and uncertainty of litigation.

Finally, the agreement provides that the court retains jurisdiction over plaintiffs' claim for non-economic injunctive relief. The court has scheduled a trial date for September 8, 1998 on this claim in the event that the proposed Resolution, or its substantial equivalent, is not enacted.

Mississippi -- In July 1997, PM Inc. and other companies in the United States tobacco industry entered into a Memorandum of Understanding (the "MOU") with the State of Mississippi setting forth the principal terms and conditions of an agreement in principle to settle all present and future claims relating to the subject matter of Mississippi's health care cost recovery action. Moore v. The American Tobacco Company, et al., Chancery Court of Jackson County, Mississippi, filed May 23, 1994. A final settlement agreement, based on the MOU, was signed on October 17, 1997.

Under the settlement agreement, the settling defendants have deposited into an escrow account $170 million, representing Mississippi's estimate of its share of the $10 billion initial payment under the proposed Resolution and have paid an additional $15 million (subject to later adjustment) to reimburse Mississippi and its attorneys for legal expenses. The settling defendants have also deposited into an escrow account approximately $62 million to support a pilot program aimed at reducing the use of tobacco products by persons under the age of eighteen. PM Inc.'s share of all of the foregoing payments was approximately $153 million. This amount was charged to expense in the third quarter of 1997.

The settlement also provides that beginning December 31, 1998, the settling defendants will pay into escrow 1.7% of that portion of the annual industry payments under the proposed Resolution which is contemplated to be paid to the states. These payments, which are not offset by potential credits for civil tort liability and which would be adjusted as provided in the proposed Resolution,

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

could result in payments to the State of Mississippi of $68 million with respect to 1998 and $76.5 million with respect to 1999. These amounts would increase annually to $136 million with respect to 2003 and would continue at that level thereafter. The settling defendants will also be responsible for the attorneys' fees of counsel for Mississippi (which will be set by a panel of arbitrators). Each of these payments would be allocated among the settling defendants in accordance with their relative volume of domestic cigarette sales.

If legislation implementing the proposed Resolution or its substantial equivalent is enacted, the settlement will remain in place, but the terms of the federal legislation will supersede the settlement agreement (except for the terms of the pilot program and payments thereunder) and the foregoing payment amounts will be adjusted so that Mississippi would receive the same payment as it would receive under the proposed Resolution, provided that in all events Mississippi will be entitled to the $170 million initial payment described above without any adjustment.

The settlement agreement also provides that if the settling defendants enter into any future pre-verdict settlement agreement with a non-federal governmental plaintiff on more favorable terms (after due consideration of relevant differences in population or other appropriate factors), Mississippi will obtain treatment at least as relatively favorable as such governmental plaintiff. In addition, in the event of any future settlement or final judgment with respect to the claims for non-economic injunctive relief pending in Florida's health care cost recovery action, the terms of the Mississippi settlement agreement will be revised so that Mississippi will receive comparable benefits (after due consideration of relevant differences in population or other appropriate factors).

The settlement agreement also provides that if federal legislation implementing the proposed Resolution or its substantial equivalent is enacted, the parties contemplate that Mississippi and any other similar state which has made an exceptional contribution to secure resolution of these matters may apply to a panel of independent arbitrators for reasonable compensation for its efforts in securing the proposed Resolution. The settling defendants have agreed not to oppose an application of $75 million by Mississippi, payable over five years. The parties have agreed to a nationwide annual cap for all such payments of $100 million.

The settlement agreement also provides that the settling defendants will discontinue all tobacco billboards, signs in arenas and stadia, and transit advertisements in Mississippi within several months and will support legislative and administrative initiatives to prohibit the sale of cigarettes in vending machines, except in adult-only facilities, and to strengthen civil penalties for sales of tobacco products to minors and for possession of tobacco products by minors.

Finally, the settlement agreement provides that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and is entered into by the settling defendants solely to avoid the further expense, inconvenience, burden and uncertainty of litigation.

Texas -- In September 1997, the court denied defendants' motions for summary judgment and denied defendants' motions to dismiss as to the RICO, simple and gross negligence, strict liability, breach of express and implied warranties, common law fraud (actual and constructive), simple and gross negligent misrepresentation, conspiracy and concert of action, aiding and abetting and vicarious responsibility/respondeat superior causes of action. The court granted defendants' motions to dismiss as to the antitrust, restitution/unjust enrichment, common law public nuisance, negligent performance of a voluntary undertaking, and Texas Deceptive Trade Practices and Consumer Protection Act claims. The court also entered an order dividing the trial into three separate phases. The court directed that Phase I of the trial will consider whether defendants have engaged in conduct prohibited by the RICO statute and any defenses that may be applicable to the initial liability phase of civil RICO. Phase II of the trial will consider issues that relate to any duties imposed upon the parties, any breach of those duties, whether any misrepresentations have been made, whether elements of conspiracy have been satisfied and any defenses that may be applicable to the initial liability elements of these various claims. Phase III, which will occur only if plaintiff prevails in Phase I or Phase II, will consider issues that relate to causation, the materiality of misrepresentations, reliance and the amount of damages. In October 1997, the United States Court of

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Appeals for the Fifth Circuit denied defendants' petition for review of various of the trial court's rulings, including the decision to permit the State to establish causation through the use of statistical proof without making a showing of individual injury and the decision to trifurcate the trial. Trial in this matter, originally scheduled to begin in September of this year, has been delayed. No new trial date has been set. The State of Texas v. The American Tobacco Company, et al., United States District Court, Eastern District of Texas, filed March 28, 1996.

Massachusetts -- In October 1997, the court denied in part defendants' motions to dismiss the complaint, but reserved ruling on plaintiff's claims of special duty and a portion of plaintiff's deceptive trade practices claim. Commonwealth of Massachusetts v. Philip Morris Inc., et al., Superior Court, Middlesex County, filed December 19, 1995.

Washington -- In August 1997, the court reinstated plaintiff's previously dismissed consumer protection statute claims for damages solely to the extent such claims are confined to relief sought for individual consumers, but not for the State itself. Trial of this case is scheduled for September 1998. State of Washington v. American Tobacco Co., Inc., et al., Superior Court of Washington, King County, filed June 5, 1996.

Alabama -- This health care cost recovery action was brought as a purported class action on behalf of Alabama taxpayers. In September 1997, the court dismissed plaintiffs' claims that were asserted on behalf of the State of Alabama, but denied defense motions to dismiss claims insofar as they related to plaintiffs' individual claims or those asserted on behalf of children. Crozier, et al. v. The American Tobacco Company, et al., Circuit Court, Montgomery County, Alabama, filed August 18, 1996.

Los Angeles County -- The court consolidated for trial the claims under California's consumer protection statutes with similar claims in the Ellis and Cordova cases referenced above under the heading "Overview of Tobacco-Related Litigation--Types and Number of Cases." Trial is scheduled to begin in February 1999. County of Los Angeles v. R.J. Reynolds Tobacco Company, et al., Superior Court of California, San Diego, filed August 5, 1996.

Arizona -- After having been instructed by the former governor of Arizona to dismiss the case, the attorney general had filed an amended complaint that abandoned claims for Medicaid payments, but sought recovery of other health care costs as well as other damages and forms of relief. In October 1997, the new governor authorized the attorney general to amend the complaint to include a claim for Medicaid reimbursement. State of Arizona, et al. v. American Tobacco Co., Inc., et al., Superior Court, Maricopa County, Arizona, filed August 20, 1996.

Illinois -- In November, 1997, the court denied defendants' motions to dismiss the antitrust, negligence and conspiracy claims and granted defendants' motions to dismiss the special duty, restitution, nuisance and unjust enrichment claims. People of the State of Illinois v. Philip Morris, Inc., et al., Circuit Court of Cook County, Illinois, filed November 12, 1996.

Iowa -- In August 1997, the court dismissed plaintiff's claims for deception, breach of assumed duty, disgorgement of profits, and indemnity. The court also denied defendants' motion to dismiss plaintiff's claims for violation of the Iowa Consumer Fraud Act, civil conspiracy, aiding and abetting, nuisance, and injunctive relief. State of Iowa v. R.J. Reynolds Tobacco Co., et al., District Court for Polk County, Iowa, filed November 26, 1996.

California -- In October 1997, the court struck several of defendants' affirmative defenses including comparative fault, assumption of risk, failure to mitigate, improper class action, federal preemption (in part), lack of standing, separation of powers doctrine, lack of authority to retain contingency counsel, improper accumulation of actions and "antitrust-related defenses." People of the

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

State of California, et al. v. Philip Morris, Inc., et al., San Francisco Superior Court, County of San Francisco, filed September 5, 1996.

University of South Alabama -- In August 1997, the court granted the attorney general's motion to dismiss the action on the ground that the university, as an instrumentality of the State, did not have authority to bring this action on its own behalf. University of South Alabama v. The American Tobacco Company, et al., United States District Court, Southern District of Alabama, filed May 19, 1997.

The Lower Brule Sioux Tribe -- In October 1997, this case was dismissed without prejudice by the Tribal Court on the grounds that plaintiffs failed to effect proper service of process and otherwise failed to follow Tribal Court rules. The Lower Brule Sioux Tribe, et al. v. The American Tobacco Company, et al., Tribal Court, Lower Brule Sioux Tribe, Lower Brule, South Dakota, filed May 28, 1997.

Iowa Laborers District Council Health and Welfare Fund -- This case was voluntarily dismissed without prejudice by plaintiffs in September 1997. The Iowa Laborers District Council Health and Welfare Fund, et al. v. Philip Morris, Inc., et al., United States District Court, Southern District of Iowa, filed June 20, 1997.

The Chehalis Tribe -- In October 1997, plaintiffs voluntarily dismissed this case without prejudice. The Chehalis Tribe, et al. v. The American Tobacco Company, et al., Chehalis Tribal Court, Oakville, Washington, filed June 23, 1997.

Marshall Islands -- This case, originally filed in June 1997, was voluntarily dismissed by plaintiffs without prejudice in July 1997. The Citizens of the Republic of the Marshall Islands v. The American Tobacco Company, et al., United States District Court, Hawaii, filed June 18, 1997. A new health care cost recovery action was recently filed by the Republic of the Marshall Islands. The Republic of the Marshall Islands v. The American Tobacco Company, et al., High Court, Republic of the Marshall Islands, filed October 20, 1997.

                    CERTAIN OTHER TOBACCO-RELATED LITIGATION

In September 1997, Raymark Industries, Inc., an asbestos company, filed suits in Georgia and Florida against domestic tobacco manufacturers, including PM Inc. and others, for contribution for damages Raymark incurred in asbestos litigation. Raymark Industries, Inc. v. Brown & Williamson Tobacco Corporation, et al., United States District Court, Northern District, Georgia, filed September 15, 1997; Raymark Industries, Inc. v. R.J. Reynolds Tobacco Company, et al., United States District Court, Northern District, Florida, filed September 15, 1997. Causes of action alleged in the complaint include negligence, strict liability, fraud and misrepresentation, and conspiracy. Plaintiff seeks contribution and/or indemnity for the defense and payment of asbestos claims in an amount specified to be in excess of $400 million.

In November 1997, Fibreboard Corporation and Owens Corning, former asbestos manufacturers, filed suit against domestic tobacco manufacturers, including PM Inc., and others, to recover, among other things, past sums paid by these companies to individuals with smoking-related diseases. Fibreboard Corporation and Owens Corning v. The American Tobacco Company, et al., Superior Court, Alameda County, California, filed November 6, 1997. Plaintiffs also seek punitive damages. Causes of action alleged in the complaint include unfair competition, unjust enrichment and restitution, indemnity, spoliation (i.e., alleged concealment of evidence) and declaratory relief.

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

Since April 1996, five purported class action suits have been filed in Wisconsin alleging that Kraft Foods, Inc. ("Kraft") and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and treble damages. Stuart, et al. v. Kraft Foods, Inc., et al., United States District Court, Eastern District of Wisconsin, filed April 4, 1996; Sheeks, et al. v. Kraft Foods, Inc., et al., United States District Court, Eastern District of Wisconsin, filed September 24, 1996; Servais, et al. v. Kraft Foods, Inc. and the National Cheese Exchange, Inc., Circuit Court of Dane County, Wisconsin, filed May 5, 1997; Dodson, et al. v. Kraft Foods, Inc., et al., United States District Court, Western District of Wisconsin, filed July 1, 1997; Noll, et al. v. Kraft Foods, Inc., et al., United States District Court, Western District of Wisconsin, filed July 11, 1997. The court has granted the Sheeks and Stuart plaintiffs' respective motions for voluntary dismissal without prejudice. Plaintiffs in the three remaining cases have filed a single consolidated class action complaint in Wisconsin seeking certification of a class consisting of all milk producers in the U.S. In October 1997, a purported class action suit was filed against Kraft only. Vincent, et al. v. Kraft Foods, Inc., Circuit Court of Cook County, Illinois, filed October 27, 1997. This suit contains allegations similar to those in the consolidated Wisconsin class action discussed above, but only seeks a class comprised of Kraft's milk suppliers.

In September 1997, a purported class action was commenced by private plaintiffs in Alabama state court alleging that the U.S. tobacco companies and others conspired to fix cigarette prices in Alabama, that agreements leading to the price increases were reached during the negotiations leading to the proposed Resolution discussed below, and that prices were increased pursuant to the alleged conspiracy in 1997. The purported class consists of Alabama residents who purchased cigarettes in 1997. Plaintiffs seek actual damages of no more than $500 per class member and statutory damages of $500 for each instance of injury or damages, and costs and interest. In September 1997, the state court conditionally certified the class. Defendants subsequently removed the case to federal court, and the federal court then vacated the state court's conditional class certification. Mosley, et al. v. Philip Morris Companies Inc., et al., United States District Court, Southern District of Alabama, filed September 24, 1997.

Tax assessments alleging the nonpayment of taxes in Italy (value added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of unpaid taxes assessed to date is alleged to be the Italian lire equivalent of $2.7 billion. In addition, the Italian lire equivalent of $6.3 billion in interest and penalties have been assessed. The Company anticipates that value added and income tax assessments may also be received in respect of 1996. In September

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1997, in the first of several appeals filed by an affiliate of the Company, the Italian administrative tax court in Milan overturned one of the assessments for value added taxes. A hearing on a second appeal was held in October 1997, and hearings on additional appeals are currently scheduled for December 1997 and January 1998. In a separate proceeding in Naples, a court has dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted charges of tax evasion to proceed to trial. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending tax assessments and the pending proceedings in Naples.

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention, including the announcement in March 1997 that another cigarette manufacturer had settled certain health care cost recovery actions and a purported nationwide smoking and health class action, and a decision by a federal district court on a motion for summary judgment not to preclude the United States Food and Drug Administration (the "FDA") from asserting jurisdiction over cigarettes as "drugs" or "medical devices," which decision is now under appeal. These developments, as well as the widespread media attention given to the proposed Resolution discussed below and the settlements of the Florida and Mississippi health care cost recovery actions and the Broin class action, may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation or by the proposed Resolution discussed below or by settlement, if any, of certain pending cases. However, implementation of the proposed Resolution would resolve the most significant tobacco litigation against the Company and its subsidiaries. Furthermore, the Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. Except as described below under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues--Effects on Litigation," all such cases are, and will continue to be, vigorously defended.

         PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES

On June 20, 1997, PM Inc. and other companies in the United States tobacco industry entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings, incorporating the features described in the proposed Resolution attached to the Memorandum of Understanding (together, the "Resolution"). The proposed Resolution, which is subject to approval of the boards of directors of the participating companies, can be implemented only by federal legislation. The Company's Board of Directors approved the proposed Resolution in June 1997. If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

There can be no assurance that federal legislation in the form of the proposed Resolution will be enacted or that it will be enacted without modification that is materially adverse to the Company or that any modification would be acceptable to the Company or that, if enacted, the legislation would not face legal challenges. Moreover, the negotiation and signing of the proposed Resolution could affect other federal, state and local regulation of the United States tobacco industry and regulation of the international tobacco industry.

The proposed Resolution includes provisions relating to advertising and marketing restrictions, product warnings and labeling, access restrictions, licensing of tobacco retailers, the adoption and enforcement of "no sales to minors" laws by states, surcharges against the industry for failure to achieve underage smoking reduction goals (discussed below), regulation of tobacco products by the FDA, public disclosure of industry documents and research, smoking cessation programs, compliance programs by the industry, public smoking and smoking in the workplace, enforcement of the proposed Resolution, industry payments (discussed below) and litigation (discussed below).

Surcharge for Failure to Achieve Underage Smoking Reduction Goals

The proposed Resolution would impose surcharges on the industry if required reductions in underage smoking are not achieved. A "look back" provision would require the following reductions in the incidence of underage smoking from estimated levels over the past decade: 30% in the fifth and sixth years after enactment of implementing federal legislation, 50% in the seventh, eighth and ninth years, and 60% in the tenth year, with incidence remaining at such reduced levels thereafter.

For any year in which these required reductions are not met, the FDA must impose a mandatory surcharge on the participating members of the cigarette industry based upon an approximation of the present value of the profit the companies would earn over the lives of the number of underage consumers in excess of the required reduction. The annual surcharge would be $80 million (as adjusted for changes in population and cigarette profitability) for each percentage point by which the reduction in underage smoking falls short of the required reductions (as adjusted to prevent double counting of persons whose smoking has already resulted in the imposition of a surcharge in previous years). The annual surcharge would be subject to a $2 billion annual cap (as adjusted for inflation). The surcharge would be the joint and several obligation of participating manufacturers allocated among participating manufacturers based on their market share of the United States cigarette industry and would be payable on or before July 1 of the year in which it is assessed. Manufacturers could receive a partial refund of this surcharge (up to 75%) only after paying the assessed amount and only if they could thereafter prove to the FDA that they had fully complied with the proposed Resolution, had taken all reasonably available measures to reduce youth tobacco usage and had not acted to undermine the achievement of the reduction goals.

Industry Payments

The proposed Resolution would require participating manufacturers to make substantial payments in the year of implementation and thereafter ("Industry Payments"). Participating manufacturers would be required to make an aggregate $10 billion initial Industry Payment on the date federal legislation implementing the terms of the proposed Resolution is signed. This Industry Payment would be based on relative market capitalizations and the Company currently estimates that its share of the initial Industry Payment would be approximately $6.6 billion (to be adjusted downward for initial payments made to Mississippi and Florida pursuant to settlements of health care cost recovery actions). Thereafter, the companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels): year 1: $8.5 billion; year 2: $9.5 billion; year 3: $11.5 billion; year 4: $14 billion; and each year thereafter:
$15 billion. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate determined with reference to the Consumer Price Index. The Industry Payments would increase or decrease in proportion to changes from 1996 domestic sales volume levels. Volume declines would be measured based on adult sales volume figures; volume increases would be measured by total sales volume. If sales volume declines but the industry's domestic net operating profit exceeds base year inflation-adjusted levels, the reduction in the annual Industry Payment due to volume decline, if any, would be offset to the extent of 25% of the increased profit. At current levels of sales and prior to any adjustment for inflation, the proposed Resolution would require total Industry Payments of $368.5 billion over the first 25 years (subject to credits described below in connection with potential civil tort liability).

The Industry Payments would be separate from any surcharges required under the "look back" provision discussed above under the heading "Surcharge for Failure to Achieve Underage Smoking Reduction Goals." The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities selling tobacco products in the United States (and not their affiliated companies). The proposed Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The proposed Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

Effects on Litigation

If enacted, the federal legislation provided for in the proposed Resolution would settle present attorney general health care cost recovery actions (or similar actions brought by or on behalf of any governmental entity other than the federal government), parens patriae and smoking and health class actions and all "addiction"/dependence claims and would bar similar actions from being maintained in the future. However, the proposed Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. In recent months PM Inc. and other companies in the domestic tobacco industry agreed to settle two health care cost recovery actions in Mississippi and Florida and a smoking and health class action brought on behalf of flight attendants alleging injury caused by exposure to ETS aboard aircraft. The Company may enter into discussions to postpone or settle other actions pending the enactment of the legislation contemplated by the proposed Resolution. No assurance can be given whether a postponement or settlement will be achieved, or, if achieved, as to the terms thereof. The proposed Resolution would not affect any smoking and health class action or any health care cost recovery action that is reduced to final judgment before implementing federal legislation is effective.

Under the proposed Resolution, the rights of individuals to sue the tobacco industry would be preserved, as would existing legal doctrine regarding the types of tort claims that can be brought under applicable statutory and case law except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis and could be maintained only against tobacco manufacturing companies (and not their retailers,

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the proposed Resolution and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

The proposed Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows. The proposed Resolution would set an annual aggregate cap of up to 33% of the annual base Industry Payment (including any reductions for volume declines). Any judgments or settlements exceeding the cap in a year would roll over into the next year. While judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment. Finally, any individual judgments in excess of $1 million would be paid at the rate of $1 million per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation that would be settled by the proposed Resolution.

Financial Effects

The Company anticipates that its share of the industry's $10 billion initial payment, which it currently estimates would be approximately $6.6 billion (adjusted downward for initial payments made to Mississippi and Florida pursuant to settlements of health care cost recovery actions) would be charged to expense in the period in which federal legislation implementing the terms of the proposed Resolution is enacted. In addition, the Company currently anticipates that implementation of the proposed Resolution would require a significant charge to expense in the period of enactment to comply with the proposed Resolution's regulations on advertising, marketing and production. The initial payment would be funded from a combination of available cash, commercial paper issuances, bank borrowings and long-term debt issuances in global markets. The initial payment would have a material adverse effect on the Company's operating income and cash flows in the quarter and year in which the proposed Resolution is enacted and on its financial position. The initial payment would result in higher debt and higher interest expense, the amounts of which would depend upon the final form of the proposed Resolution, borrowing requirements and interest rates.

The Company anticipates that PM Inc.'s share of future annual Industry Payments related to cigarette sales would be charged to expense as the related sales occur and would be funded through price increases. The Company anticipates that annual surcharges, if any, imposed by the FDA for failure to meet required reduction levels in underage smoking beginning in the fifth year after the proposed Resolution is implemented would be charged to expense in the year of assessment or in the year prior thereto if it is then probable that such assessment will be made.

The Company believes that implementation of the proposed Resolution would materially adversely affect the volume, operating revenues, cash flows and/or operating income of the Company in future years. The degree of the adverse impact would depend, among other things, on the rates of decline in United States

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

cigarette sales in the premium and discount segments, PM Inc.'s share of the domestic premium and discount cigarette segments, interest rates and the timing of principal payments on debt incurred to finance the initial payment due under the proposed Resolution, and the effect of the proposed Resolution on cigarette consumption and the regulatory and litigation environment outside the United States.

Note 4. New Accounting Standards:

In 1996, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which, as required, was adopted by the Company as of January 1, 1997. The adoption and application of SOP No. 96-1 had no material effect on the Company's 1997 results of operations or financial position for the three or nine month periods ended September 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

Consolidated Operating Results

                                         For the Nine Months Ended September 30,
                                                    Operating Revenues
                                         ---------------------------------------
                                                       (in millions)
                                              1997                    1996
                                              ----                    ----
Tobacco                                    $ 30,506                 $ 27,837
Food                                         20,619                   20,888
Beer                                          3,318                    3,418
Financial services and real estate              279                      271
                                           --------                 --------
  Operating revenues                       $ 54,722                 $ 52,414
                                           ========                 ========

                                                     Operating Income
                                         ---------------------------------------
                                                       (in millions)
                                              1997                    1996
                                              ----                    ----
Tobacco                                    $  6,339                 $  6,356
Food                                          3,065                    2,909
Beer                                            410                      392
Financial services and real estate              256                      139
                                           --------                 --------
  Operating companies income                 10,070                    9,796
Amortization of goodwill                       (438)                    (443)
General corporate expenses                     (334)                    (313)
Minority interest in earnings of
  consolidated subsidiaries                     (56)                     (26)
                                           --------                 --------
  Operating income                         $  9,242                 $  9,014
                                           ========                 ========

                                        For the Three Months Ended September 30,
                                                    Operating Revenues
                                         ---------------------------------------
                                                      (in millions)
                                              1997                    1996
                                              ----                    ----
Tobacco                                    $ 10,433                 $  9,497
Food                                          6,455                    6,710
Beer                                          1,125                    1,118
Financial services and real estate               79                       89
                                           --------                 --------
  Operating revenues                       $ 18,092                 $ 17,414
                                           ========                 ========

                                                    Operating Income
                                         ---------------------------------------
                                                     (in millions)
                                              1997                    1996
                                              ----                    ----
Tobacco                                    $  1,667                 $  2,226
Food                                            947                      941
Beer                                            125                      117
Financial services and real estate              150                       49
                                           --------                 --------
  Operating companies income                  2,889                    3,333
Amortization of goodwill                       (142)                    (150)
General corporate expenses                     (112)                    (103)
Minority interest in earnings of
  consolidated subsidiaries                     (23)                      (9)
                                           --------                 --------
  Operating income                         $  2,612                 $  3,071
                                           ========                 ========

Operating revenues and operating income for the first nine months of 1997 increased $2.3 billion (4.4%) and $228 million (2.5%), respectively, over the comparable 1996 period. Operating revenues were higher due primarily to increases in domestic and international tobacco and North American food operations. Operating income was reduced as a result of pretax charges of $812 million taken by PM Inc., the Company's domestic tobacco subsidiary, for up-front payments related to settling health care cost recovery litigation in Mississippi and Florida and a one-time charge for settling the Broin case, a Florida class action brought on behalf of non-smoking flight attendants. Excluding the settlement charges, operating income increased 11.5%, reflecting favorable results of operations in domestic tobacco, international tobacco, North American food, beer and financial services operations.

Operating revenues for the third quarter of 1997 increased $678 million (3.9%) over the comparable 1996 period, while operating income for the third quarter of 1997 decreased $459 million (14.9%) from the third quarter of 1996, reflecting settlement charges of $812 million discussed previously. Operating revenues were higher due primarily to increases in domestic and international tobacco. Excluding the settlement charges, operating income increased 11.5%, reflecting favorable results of operations in domestic tobacco, international tobacco, North American food, beer and financial services operations.

Currency movements, primarily the strengthening of the U.S. dollar versus key European and Asian currencies, decreased operating income by $334 million and $154 million in the first nine months and third quarter of 1997, respectively, versus the comparable 1996 periods. Although the Company cannot predict future movements in currency rates, it anticipates that the strength of the U.S. dollar will continue to have an unfavorable impact on operating income for the remainder of 1997 and will negatively impact 1998 at current exchange rates.

Net earnings per share of $2.07 in the first nine months of 1997 increased by 5.6% over the comparable 1996 period, due to higher net earnings and fewer shares outstanding. Net earnings per share of $0.58 in the third quarter of 1997 decreased 13.4% from the comparable 1996 period due to lower net earnings, partially offset by fewer shares outstanding. Net earnings in both periods in 1997 were lowered by the after-tax effect of PM Inc.'s settlement charges ($496 million). Excluding the impact of these charges, net earnings and earnings per share increased over the comparable 1996 period by 14.1% and 15.8%, respectively, for the first nine months and 15.6% and 16.4%, respectively, for the third quarter. As a result of share repurchases, the weighted average number of shares outstanding decreased 1.9% to 2,425 million shares in the first nine months of 1997 and decreased 1.3% to 2,423 million shares in the third quarter of 1997 from the comparable 1996 periods.

The Company does not believe that the anticipated costs of Year 2000 systems conversions will have a material impact on the Company's future consolidated results of operations. However, in any given reporting period, such costs may be a factor in describing changes in operating income for the Company's business segments.

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

In the United States, these issues include proposed federal regulatory controls (including, as discussed below, the issuance of final regulations by the United States Food and Drug Administration (the "FDA") which regulate cigarettes as "drugs" or "medical devices"); actual and proposed excise tax increases; new and proposed federal, state and local governmental and private restrictions on smoking (including proposals to ban or restrict smoking in workplaces and in buildings permitting public access); new and proposed restrictions on tobacco manufacturing, marketing, advertising (including decisions by certain companies to limit or not accept tobacco advertising) and sales; new and proposed legislation and regulations to require substantial additional health warnings on cigarette packages and in advertising, and to eliminate the tax deductibility of tobacco advertising and promotional costs; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; increased assertions of adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the purported adverse health effects associated with both smoking and exposure to ETS; the diminishing social acceptance of smoking; increased pressure from anti-smoking groups; unfavorable press reports; governmental and grand jury investigations; increased smoking and health litigation, including private plaintiff class action litigation and health care cost recovery actions brought by state and local governments, unions and others seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking; and the proposed legislative resolution of certain regulatory and litigation issues affecting the United States tobacco industry discussed below.

Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $12 per 1,000 cigarettes ($0.24 per pack of 20 cigarettes). In August 1997, legislation was enacted that will raise the federal excise tax to $17 per 1,000 cigarettes ($0.34 per pack of 20 cigarettes) starting in the year 2000 and then to $19.50 per 1,000 cigarettes ($0.39 per pack of 20 cigarettes) in 2002. In general, excise taxes, sales taxes and other cigarette-related taxes levied by various states, counties and municipalities have been increasing, and additional increases have been proposed in a number of states. These taxes vary considerably and, when combined with the current federal excise tax, may be as high as $1.50 per pack.

In the opinion of PM Inc. and PMI, past increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and PMI, and might cause sales to shift from the premium segment to the discount segment.

In August 1996, the FDA issued final regulations pursuant to which it asserts jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. The final regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing, and other requirements applicable to medical devices and their manufacturers. For the most part, the regulations were scheduled to become effective on August 28, 1997. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the final regulations, and could materially adversely affect the volume, operating revenues and operating income of PM Inc. PM Inc. and other domestic cigarette manufacturers and an advertising firm sued the FDA, seeking a judicial declaration that the FDA has no authority to regulate cigarettes and asking the court to permanently enjoin the FDA from enforcing its regulations. Similar suits have been filed against the FDA by manufacturers of smokeless tobacco products, by a trade association of cigarette retailers and by advertising agency associations. In April 1997, a U.S. district court ruled that Congress has not precluded the FDA from regulating cigarettes as "drugs" or "medical devices" and that the FDA may so regulate cigarettes if the facts asserted in support of the

FDA's assertion of jurisdiction are proven to be correct. The court also ruled, however, that the section of the Food, Drug and Cosmetic Act relied upon by the agency does not give the FDA authority to implement its regulations restricting cigarette advertising and promotions. The court stayed implementation of the FDA's regulations scheduled for August 28, 1997. The court left in effect the specific regulations that took effect in February 1997 establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under age 27. The tobacco company plaintiffs, including PM Inc., are appealing that portion of the district court's order relating to the FDA's assertion of jurisdiction. The FDA is appealing that portion of the order enjoining the advertising and promotion restrictions. The respective appeals were heard by the U.S. Court of Appeals for the Fourth Circuit in August 1997. The outcome of the litigation challenging the FDA regulations cannot be predicted.

In August 1996, the Commonwealth of Massachusetts enacted legislation that would require cigarette manufacturers to disclose to the Massachusetts Department of Public Health ("DPH") the flavorings and other ingredients used in each brand of cigarettes sold in the Commonwealth, and to provide "nicotine-yield ratings" for their products based on standards to be established by the DPH. PM Inc. believes that enforcement of the statute, which is scheduled to take effect on December 15, 1997, could permit the disclosure by DPH to the public of valuable proprietary information concerning its brands. PM Inc. and three other domestic cigarette manufacturers have filed suit in federal district court in Boston challenging the legislation as being preempted by the Federal Cigarette Labeling and Advertising Act, as amended (the "Labeling Act") and as violating the commerce, full faith and credit, due process and takings clauses of the U.S. Constitution. In February 1997, the court ruled on summary judgment motions that the Labeling Act does not preempt the requirement that ingredient information be provided to the Commonwealth and that decision was subsequently affirmed by the First Circuit Court of Appeals. The plaintiffs will continue to assert their other constitutional claims. The ultimate outcome of this lawsuit cannot be predicted. The enactment of this legislation has encouraged efforts to enact, and the enactment of, ingredients disclosure legislation in other states, such as Texas and Minnesota.

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

Some foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to require ingredient disclosure (such as Thailand), to impose maximum constituent levels, to increase taxes on cigarettes, to control prices, to restrict imports, to ban or severely restrict smoking in workplaces and public places, and otherwise to discourage cigarette smoking. It is not possible to predict what, if any, other foreign governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes or to the tobacco industry generally.

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

As further discussed in Note 3 to the Condensed Consolidated Financial Statements ("Note 3"), there is litigation pending in various jurisdictions related to tobacco products. These cases generally fall within three categories:
(i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, and
(iii) health care cost recovery actions. Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars.

There continues to be a substantial increase in the number of tobacco-related cases pending in the United States, with many of the new cases having been filed in Florida and New York on behalf of individual plaintiffs. As of November 1, 1997, there were approximately 365 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company (excluding approximately 50 cases in Texas that were voluntarily dismissed but which may be refiled under certain conditions), compared to approximately 300 such cases as of June 30, 1997, and approximately 200 such cases as of September 30, 1996. Seventeen of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS.

In addition, as of November 1, 1997, there were approximately 45 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company (including four that involve allegations of various personal injuries related to exposure to ETS) compared to approximately 40 such cases on June 30, 1997, and 20 such cases on September 30, 1996. Most of these actions purport to constitute statewide class actions and were filed after the Fifth Circuit Court of Appeals, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products. One purported smoking and health class action is pending in Canada and another in Brazil against affiliates of the Company. Recently, a purported smoking and health class action was filed in Nigeria against a subsidiary of PMI.

As of November 1, 1997, approximately 95 health care cost recovery actions were pending compared to approximately 70 on June 30, 1997, and 20 on September
30, 1996. In California, individuals and local governments and other organizations purportedly acting as "private attorneys general" have filed suits seeking, among other things, injunctive relief, restitution and disgorgement of profits for alleged violations of California's consumer protection statutes.

Legislation has recently been enacted in California removing a statutory bar to the filing of smoking and health cases by private plaintiffs and health care cost recovery actions by public entities under California law. As a result, additional smoking and health cases similar to those now pending in other states may be filed in California, and existing health care cost recovery actions in California may be expanded to claim the benefit of the amended statute.

Other foreign, state, and local government entities and others, including unions, have announced that they are considering filing health care cost recovery actions.

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention, including the announcement in March 1997 that another cigarette manufacturer had settled certain health care cost recovery actions and a purported nationwide smoking and health class action, and a decision by a federal district court on a motion for summary judgment not to preclude the FDA from asserting jurisdiction over cigarettes as "drugs" or "medical devices" which decision is now under appeal. These developments, as well as the widespread media attention given to the proposed Resolution, discussed below under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues," and the settlements of the Florida and Mississippi health care cost recovery actions and the Broin class action discussed in Note 3, may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation or by the proposed Resolution discussed below or by settlement, if any, of certain pending cases. However, implementation of the proposed Resolution would resolve the most significant tobacco litigation against the Company and its subsidiaries. Furthermore, the Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. Except as described below under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues -- Effects on Litigation," all such cases are, and will continue to be, vigorously defended.

         PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES

On June 20, 1997, PM Inc. and other companies in the United States tobacco industry entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings, incorporating the features described in the proposed Resolution attached to the Memorandum of Understanding.

The Memorandum of Understanding and the proposed Resolution (together, the "Resolution") resulted from negotiations with state attorneys general, representatives of the public health community and attorneys representing plaintiffs in certain smoking and health litigation. The proposed Resolution contains certain regulatory and legislative provisions with which the industry does not necessarily agree, but which the industry has agreed to accept in the interest of achieving the proposed Resolution. The proposed Resolution, which is subject to approval of the boards of directors of the participating companies, can be implemented only by federal legislation. The Company's Board of Directors approved the proposed Resolution in June 1997. If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets.

Certain members of the public health community have expressed concern with certain aspects of the proposed Resolution, the White House has announced policy guidelines supporting modifications to the proposed Resolution and various members of Congress have introduced or indicated that they may introduce alternative legislation. Accordingly, there can be no assurance that federal legislation in the form of the proposed Resolution will be enacted or that it will be enacted without modification that is materially adverse to the Company or that any modification would be acceptable to the Company or that, if enacted, the legislation would not face legal challenges. In any event, implementation of the proposed Resolution would materially adversely affect the financial position of the Company in the year of implementation and would materially adversely affect the volume, operating revenues, cash flows and/or operating income of the Company in future years. Moreover, the negotiation and signing of the proposed Resolution could affect other federal, state and local regulation of the United States tobacco industry and regulation of the international tobacco industry.

The following summary of the proposed Resolution is qualified by reference to the complete text, which has been filed with the Securities and Exchange Commission as Exhibit 10 to the Company's Current Report on Form 8-K dated June 20, 1997, and which is incorporated herein by reference. Certain terms of the proposed Resolution would apply to all tobacco products sold in the United States; certain terms would apply only to tobacco manufacturers that consent to participate in the proposed Resolution; other terms would apply only to non-consenting manufacturers.

Advertising and Marketing Restrictions

The proposed Resolution would incorporate certain restrictions previously promulgated by the FDA and add additional restrictions to curtail tobacco product advertising and marketing. Among other things, it would:

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

In addition, the proposed Resolution would require that use of currently employed product descriptors such as "low tar" and "light" be accompanied by a mandatory health disclaimer in advertisements, and would prohibit the use of any new descriptors embodying express or implied health claims unless approved by the FDA. The FDA would also have the corresponding power, but not the obligation, to modify advertising restrictions with respect to tobacco products that it concludes present sufficiently reduced health risks. Exemplars of all new advertising and tobacco product labeling would be submitted to the FDA for its ongoing review.

Warnings and Labeling

The proposed Resolution would mandate a new set of rotating warnings to be placed on packages of tobacco products with greater prominence than previous warnings (25% of the front of cigarette packs at the top of the pack). The new rotating warnings would also appear in all advertisements in an area that would occupy 20% of press advertisements. Cigarette packs and advertisements would also carry the FDA mandated statement of intended use ("Nicotine Delivery Device"), and the FDA would be authorized to require that they also carry disclaimers about "tar and nicotine yields."

Access Restrictions

The proposed Resolution would restrict access to tobacco products by minors. Without preventing state and local governments from imposing stricter measures, the proposed Resolution would incorporate regulations previously promulgated by the FDA that restrict access to tobacco products and would also add additional restrictions. Taken together, these access restrictions would include the following:

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

Licensing of Tobacco Retailers

The proposed Resolution would require that any entity that sells tobacco products directly to consumers obtain a license. Sellers would be subject to monetary penalties and suspension or loss of their licenses if they do not comply with the access restrictions. The federal government and state and local authorities would enforce these access and licensing provisions through funding provided by Industry Payments, as defined below under the heading "Industry Payments."

State Enforcement

The proposed Resolution would require states to adopt "no sales to minors" laws and would contain economic incentives for the states to enforce such laws. If a state does not meet "no sales to minors" performance targets, the FDA may refuse to pay that state certain funds otherwise payable under the proposed Resolution. To comply with the "no sales to minors" law, the state must achieve compliance rate results of 75% by the fifth year after enactment of federal legislation, 85% by the seventh year and 90% by the tenth year and each year thereafter. Compliance would be measured as a percentage of random, unannounced compliance checks in which the retailer refused to sell tobacco products to minors. Funds withheld from states for failure to achieve the performance targets would, in turn, be reallocated to those states that demonstrated superior "no sales to minors" enforcement records.

Surcharge for Failure to Achieve Underage Smoking Reduction Goals

The proposed Resolution would impose surcharges on the industry if required reductions in underage smoking are not achieved. A "look back" provision would require the following reductions in the incidence of underage smoking from estimated levels over the past decade: 30% in the fifth and sixth years after enactment of implementing federal legislation, 50% in the seventh, eighth and ninth years, and 60% in the tenth year, with incidence remaining at such reduced levels thereafter.

For any year in which these required reductions are not met, the FDA must impose a mandatory surcharge on the participating members of the cigarette industry based upon an approximation of the present value of the profit the companies would earn over the lives of the number of underage consumers in excess of the required reduction. The annual surcharge would be $80 million (as adjusted for changes in population and cigarette profitability) for each percentage point by which the reduction in underage smoking falls short of the required reductions (as adjusted to prevent double counting of persons whose smoking has already resulted in the imposition of a surcharge in previous years). The annual surcharge would be subject to a $2 billion annual cap (as adjusted for inflation). The surcharge would be the joint and several obligation of participating manufacturers allocated among participating manufacturers based on their market share of the United States cigarette industry and would be payable on or before July 1 of the year in which it is assessed. Manufacturers could receive a partial refund of this surcharge (up to 75%) only after paying the assessed amount and only if they could thereafter prove to the FDA that they had fully complied with the proposed Resolution, had taken all reasonably available measures to reduce youth tobacco usage and had not acted to undermine the achievement of the reduction goals. The FDA would use the surcharges to fund its administrative costs and to fund grants to states for additional efforts to reduce underage smoking.

Regulation

Under the proposed Resolution, the FDA would oversee the development, manufacturing, marketing and sale of tobacco products in the United States, including FDA oversight of ingredients and imposition of standards for reducing or eliminating the level of certain constituents, including nicotine.

Under the proposed Resolution, tobacco would continue to be categorized as a "drug" and a "device" under the Food, Drug and Cosmetic Act. The FDA's authority to regulate tobacco products as "restricted medical devices" would be explicitly recognized and tobacco products would be classified as a new subcategory of Class II devices.

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

The proposed Resolution would also require, effective three years after implementing legislation is effective, that no cigarette sold in the United States can exceed a 12 mg. "tar" yield, using the Federal Trade Commission's presently existing methodology to determine "tar" yields.

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

The proposed Resolution would require disclosure of non-tobacco ingredients to the FDA, require manufacturers to submit within five years a safety assessment for non-tobacco ingredients currently used, and require manufacturers to obtain comparable review for any new non-tobacco ingredients. The FDA would have authority to disapprove an ingredient's safety. The proposed Resolution also outlines legislation that would require companies to notify the FDA of technology they develop or acquire that reduces the risk from tobacco products and that would mandate cross-licensing of technology that the FDA determines reduces the risk from tobacco products and that would authorize the FDA to mandate the introduction or licensing of "less hazardous tobacco products" that are technologically feasible.

The proposed Resolution would subject the tobacco industry to "good manufacturing practice" standards, including requirements regarding quality control systems, FDA inspections and record-keeping and reporting.

Public Disclosure

The proposed Resolution would require the tobacco industry to disclose to the public previously confidential internal laboratory research as well as certain other documents relating to smoking and health, "addiction" or nicotine dependency, "safer or less hazardous" cigarettes and underage tobacco use and marketing. The proposed Resolution would also require the industry to disclose all such internal laboratory research generated in the future. The proposed Resolution would provide protection for proprietary information and applicable privileges, and would establish a streamlined process by which interested persons could contest claims of privilege.

Cessation Programs

The proposed Resolution would authorize the Secretary of Health and Human Services to accredit smoking cessation programs and techniques that the agency determines to be potentially effective.

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

Public Smoking

The proposed Resolution would mandate minimum federal standards governing smoking in public facilities (with states and localities retaining power to impose stricter requirements). These restrictions, which would be enforced by the Occupational Safety and Health Administration, would:

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

Enforcement

Violations of the proposed Resolution's terms would carry civil and criminal penalties based upon the penalty provisions of the Food, Drug and Cosmetic Act and, where applicable, the provisions of the United States criminal code. Special enhanced civil penalties of up to ten times the penalties applicable to similar violations by drug companies would attach to violations of the obligations to disclose research about health effects of tobacco products and information about the toxicity of non-tobacco ingredients.

Terms of the proposed Resolution would be embodied in state consent decrees, giving the states concurrent enforcement powers. State enforcement could not impose obligations or requirements beyond those imposed by the proposed Resolution (except where the proposed Resolution specifically does not preempt additional state-law obligations) and would be limited to the penalties specified in the proposed Resolution and by prohibition of duplicative penalties.

Industry Payments

The proposed Resolution would require participating manufacturers to make substantial payments in the year of implementation and thereafter ("Industry Payments"). Participating manufacturers would be required to make an aggregate $10 billion initial Industry Payment on the date federal legislation implementing the terms of the proposed Resolution is signed. This Industry Payment would be based on relative market capitalizations and the Company currently estimates that its share of the initial Industry Payment would be approximately $6.6 billion (to be adjusted downward for initial payments made to Mississippi and Florida pursuant to settlements of health care cost recovery actions). Thereafter, the companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels): year 1: $8.5 billion; year 2:
$9.5 billion; year 3: $11.5 billion; year 4: $14 billion; and each year thereafter: $15 billion. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate determined with reference to the Consumer Price Index. The Industry Payments would increase or decrease in proportion to changes from 1996 domestic sales volume levels. Volume declines would be measured based on adult sales volume figures; volume increases would be measured by total sales volume. If sales volume declines but the industry's domestic net operating profit exceeds base year inflation-adjusted levels, the reduction in the annual Industry Payment due to volume decline, if any, would be offset to the extent of 25% of the increased profit. At current levels of sales and prior to any adjustment for inflation, the proposed Resolution would require total Industry Payments of $368.5 billion over the first 25 years (subject to credits described below in connection with potential civil tort liability).

The Industry Payments would be separate from any surcharges required under the "look back" provision discussed above under the heading "Surcharge for Failure to Achieve Underage Smoking Reduction Goals." The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities selling tobacco products in the United States (and not their affiliated companies). The proposed Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The proposed Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

The Industry Payments would be made to a central trust and then allocated among various programs and entities to provide funds for federal and state enforcement efforts; federal, state and local governments' health benefit programs; public benefits to resolve past punitive damages claims that might be asserted in private litigation; and the expenses related to the administration of federal legislation enacted pursuant to the proposed Resolution. A portion of these expenditures would be to fund a variety of public and private non-profit efforts to discourage minors from beginning to use tobacco products and to assist current tobacco consumers to quit. Those programs include research, public education campaigns, individual cessation programs, and impact grants.

Effects on Litigation

If enacted, the federal legislation provided for in the proposed Resolution would settle present attorney general health care cost recovery actions (or similar actions brought by or on behalf of any governmental entity other than the federal government), parens patriae and smoking and health class actions and all "addiction"/dependence claims and would bar similar actions from being maintained in the future. However, the proposed Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. In recent months PM Inc. and other companies in the domestic tobacco industry agreed to settle two health care cost recovery actions in Mississippi and Florida and a smoking and health class action brought on behalf of flight attendants alleging injury caused by exposure to ETS aboard aircraft. The Company may enter into discussions to postpone or settle other actions pending the enactment of the legislation contemplated by the proposed Resolution. No assurance can be given whether a postponement or settlement will be achieved, or, if achieved, as to the terms thereof. The proposed Resolution would not affect any smoking and health class action or any health care cost recovery action that is reduced to final judgment before implementing federal legislation is effective.

Under the proposed Resolution, the rights of individuals to sue the tobacco industry would be preserved, as would existing legal doctrine regarding the types of tort claims that can be brought under applicable statutory and case law except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis and could be maintained only against tobacco manufacturing companies (and not their retailers, distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the proposed Resolution and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

The proposed Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows. The proposed Resolution would set an annual aggregate cap of up to 33% of the annual base Industry Payment (including any reductions for volume declines). Any judgments or settlements exceeding the cap in a year would roll over into the next year. While judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment. Finally, any individual judgments in excess of $1 million would be paid at the rate of $1 million per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation that would be settled by the proposed Resolution.

Non-participating Manufacturers

The proposed Resolution would contain certain measures to ensure that non-participating manufacturers are not free to undercut the proposed Resolution by selling tobacco products at lower prices because they were not making the Industry Payments.

Financial Effects

The Company anticipates that its share of the industry's $10 billion initial payment, which it currently estimates would be approximately $6.6 billion (to be adjusted downward for initial payments made to Mississippi and Florida pursuant to settlements of health care cost recovery actions) would be charged to expense in the period in which federal legislation implementing the terms of the proposed Resolution is enacted. In addition, the Company currently anticipates that implementation of the proposed Resolution would require a significant charge to expense in the period of enactment to comply with the proposed Resolution's regulations on advertising, marketing and production. The initial payment would be funded from a combination of available cash, commercial paper issuances, bank borrowings and long-term debt issuances in global markets. The initial payment would have a material adverse effect on the Company's operating income and cash flows in the quarter and year in which the proposed Resolution is enacted and on its financial position. The initial payment would result in higher debt and higher interest expense, the amounts of which would depend upon the final form of the proposed Resolution, borrowing requirements and interest rates.

The Company anticipates that PM Inc.'s share of future annual Industry Payments related to cigarette sales would be charged to expense as the related sales occur and would be funded through price increases. The Company anticipates that annual surcharges, if any, imposed by the FDA for failure to meet required reduction levels in underage smoking beginning in the fifth year after the proposed Resolution is implemented would be charged to expense in the year of assessment or in the year prior thereto if it is then probable that such assessment will be made.

The Company believes that implementation of the proposed Resolution would materially adversely affect the volume, operating revenues, cash flows and/or operating income of the Company in future years. The degree of the adverse impact would depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s share of the domestic premium and discount cigarette segments, interest rates and the timing of principal payments on debt incurred to finance the initial payment due under the proposed Resolution, and the effect of the proposed Resolution on cigarette consumption and the regulatory and litigation environment outside the United States.

At the request of a United States Senate task force analyzing the financial impact of the proposed Resolution on the tobacco industry, PM Inc., together with other companies in the United States tobacco industry, submitted a report to the task force. The report concludes, among other things, that (i) "[t]he industry conservatively estimates that retail [cigarette] prices will increase by an absolute minimum of $1.20 per pack by the fifth year and by an absolute minimum of $1.50 per pack by the tenth year of implementation of the proposed [R]esolution", (ii) "[c]igarette consumption would decline by up to 43% in the next decade . . . and [the industry] believes the decline in consumption could be greater," and (iii) "[i]ndustry pretax earnings will suffer even if unit margins rise to offset the higher burden of unit fixed costs in the face of declining sales volumes." The report is filed as Exhibit 99 hereto and is incorporated herein by reference. The foregoing estimates constitute forward-looking information and are based on assumptions with respect to elasticity, smoking trends and retail price structure, among others, as set forth in the report and in the preceding paragraph. Any change in the final terms of the proposed Resolution could materially alter the conclusions contained in the report. The Company does not undertake to update the information contained in this paragraph in the event of such change.

In view of the foregoing, the Company may reevaluate its share repurchase and dividend policies.

Operating Results

                                       For the Nine Months Ended September 30,
                                    --------------------------------------------

                                     Operating Revenues        Operating Income
                                    --------------------      ------------------
                                                    (in millions)

                                     1997         1996         1997        1996
                                     ----         ----         ----        ----

Domestic tobacco                    $ 9,959      $ 9,251      $2,685      $3,131

International tobacco                20,547       18,586       3,654       3,225
                                    -------      -------      ------      ------

  Total                             $30,506      $27,837      $6,339      $6,356
                                    =======      =======      ======      ======

Domestic tobacco. During the first nine months of 1997, PM Inc.'s operating revenues increased 7.7% over the comparable 1996 period, due to pricing ($408 million), higher volume ($254 million) and improved product mix ($46 million). Operating income for the first nine months of 1997 decreased 14.2% from the comparable 1996 period, due primarily to tobacco litigation settlement charges ($812 million) higher marketing, administration and research costs

($209 million, primarily higher marketing expense) and higher fixed manufacturing expense ($55 million), partially offset by pricing ($408 million), higher volume ($162 million) and improved product mix ($43 million).

As discussed in Note 3, "Contingencies," of the Notes to the Condensed Consolidated Financial Statements, in the third quarter of 1997, PM Inc. and other companies in the United States tobacco industry entered into agreements to settle health care cost recovery actions in Mississippi and Florida, and, in October 1997, PM Inc. and other companies in the United States tobacco industry entered into an agreement to settle a class action lawsuit in Florida. Based on the agreements, PM Inc. recorded settlement charges of $812 million in the third quarter of 1997. Excluding the impact of settlement charges, PM Inc.'s operating income for the first nine months of 1997 increased 11.7% over the comparable 1996 period.

PM Inc.'s shipment volume for the first nine months of 1997 was 177.0 billion units, an increase of 2.8% over the first nine months of 1996 on higher Marlboro volume and wholesaler purchases, which the Company believes was in anticipation of price increases. Marlboro shipment volume increased 7.5 billion units (6.4%) to 123.7 billion units for a 34.3% share of the total industry, an increase of
2.2 share points over the first nine months of 1996. Domestic tobacco industry volume declined 0.4%; however, PM Inc. estimates that, excluding the effects of increased wholesaler buying mentioned above, the industry's volume continued to decline in line with historical trends of 1% to 2% per annum. While PM Inc. cannot predict future growth rates, it believes that, over the long term, industry shipments will continue to decline in line with these historical trends, subject to the effects, if implemented, of the proposed Resolution discussed under "Tobacco--Business Environment" above.

PM Inc.'s shipment market share was 49.1%, an increase of 1.5 share points over the comparable 1996 period. Based on shipments, the premium and discount segments accounted for approximately 72.6% and 27.4%, respectively, of domestic cigarette industry volume in the first nine months of 1997, versus approximately 71.5% and 28.5%, respectively, in the comparable 1996 period. This reflects a continued shift to the higher-margin premium segment, which began in the second half of 1993.

In the premium segment, PM Inc.'s volume increased 4.6%, compared with a 1.1% increase for the industry, resulting in a premium segment share of 58.0%, an increase of 1.9 share points over the first nine months of 1996, reflecting higher Marlboro volume.

In the discount segment, PM Inc.'s shipments decreased 6.7%, to 25.4 billion units in the first nine months of 1997 compared with an industry decline of 4.2%, resulting in a discount segment share of 25.7%, a decrease of 0.7 share points from the first nine months of 1996. Basic shipment volume increased 233 million units to 17.6 billion units, for a 17.8% share of the discount segment, an increase of 0.9 share points over the first nine months of 1996.

Retail sales data (compiled by the ACNielsen Company) indicate PM Inc. and Marlboro market shares of 50.9% and 35.1%, respectively, during the first nine months of 1997, compared with 49.3% and 33.2%, respectively, in the comparable 1996 period.

PM Inc. cannot predict future change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that implementation of the proposed Resolution discussed above would materially adversely affect PM Inc.'s shipments.

In September 1997, PM Inc. announced a price increase of $3.50 per thousand cigarettes on its domestic premium and discount brands. PM Inc. previously announced a price increase of $2.50 per thousand cigarettes on its domestic premium and discount brands in March 1997 and increased the price of its domestic premium and discount brands by $2.00 per thousand cigarettes in the second quarter of 1996.

In October 1997, PM Inc. announced that it would commence limited consumer acceptability research on a new cigarette smoking system. The new smoking system includes a cigarette specially designed to be smoked while partially inside an electronic Puff Activated Lighter(TM) so that the cigarette burns only when puffed. The limited consumer research is expected to take approximately 12 months to complete.

International tobacco. During the first nine months of 1997, tobacco operating revenues of PMI increased 10.6% over the comparable 1996 period, due to higher foreign excise taxes ($1.2 billion, principally for the consolidation of previously unconsolidated and newly acquired subsidiaries), favorable volume/mix ($525 million), price increases ($554 million) and the consolidation of previously unconsolidated and newly acquired subsidiaries ($431 million), partially offset by unfavorable currency movements ($719 million). Operating income for the first nine months of 1997 increased 13.3% over the comparable 1996 period, due to price increases, net of cost increases ($443 million), favorable volume/mix ($330 million) and the consolidation of previously unconsolidated and newly acquired subsidiaries ($60 million), partially offset by unfavorable currency movements ($306 million) and higher marketing, administration and research costs.

PMI's volume grew 40.3 billion units (7.8%) in the first nine months of 1997 over the comparable 1996 period to 558.1 billion units, including local brands manufactured by Tabaqueira, Portugal's leading tobacco company, and ZPT-Krakow, Poland's largest cigarette manufacturer. PMI acquired a controlling interest in these companies during the first quarters of 1997 and 1996, respectively. Volume advanced in most markets, including Germany, Italy, the Benelux countries, Spain, Central and Eastern Europe, the Baltics, Turkey, the Middle East, the Asia/Pacific region and Mexico. Volume was down in France, Japan and Australia. However, Marlboro gained both volume and market share in France and Japan. Volume continued to grow for PMI's portfolio of international brands, including Marlboro, PMI's largest brand. PMI recorded market share gains in most major markets.

                                       For the Three Months Ended September 30,
                                     -------------------------------------------

                                      Operating Revenues       Operating Income
                                     -------------------      ------------------
                                                     (in millions)

                                       1997        1996        1997        1996
                                       ----        ----        ----        ----

Domestic tobacco                     $ 3,590      $3,284      $  426      $1,098

International tobacco                  6,843       6,213       1,241       1,128
                                     -------      ------      ------      ------

  Total                              $10,433      $9,497      $1,667      $2,226
                                     =======      ======      ======      ======

Domestic tobacco. During the third quarter of 1997, PM Inc.'s operating revenues increased 9.3% over the comparable 1996 period, due to pricing ($159 million), higher volume ($128 million) and improved product mix ($19 million). Operating income for the 1997 third quarter decreased 61.2% from the comparable 1996 period, due primarily to tobacco litigation settlement charges ($812 million), higher marketing, administration and research costs ($111 million, primarily higher marketing expense) and higher fixed manufacturing expense ($28 million), partially offset by pricing ($159 million), higher volume ($82 million) and improved product mix ($17 million). Excluding the impact of previously discussed settlement charges, PM Inc.'s operating income increased 12.8%.

PM Inc.'s shipment volume for the third quarter of 1997 was 62.8 billion units, an increase of 4.0% over the third quarter of 1996. The increase in PM Inc.'s shipments was due largely to higher Marlboro volume and wholesaler purchases, which the Company believes was in anticipation of price increases, which also affected industry volume. For the third quarter of 1997, Marlboro shipment volume increased 3.2 billion units (7.7%) to 44.4 billion units for a 34.7% share of the total industry, an increase of 1.9 share points over the third quarter of 1996. Domestic tobacco industry volume increased 1.8%, reflecting increases in wholesaler purchases; however, PM Inc. estimates that, excluding the effects of increased wholesaler buying mentioned above, the industry's volume continued to decline in line with historical trends of 1% to 2% per annum. While PM Inc. cannot predict future growth rates, it believes that, over the long term, industry shipments will continue to decline in line with these historical trends, subject to the effects, if implemented, of the proposed Resolution discussed under "Tobacco--Business Environment" above.

PM Inc.'s 1997 third quarter shipment market share was 49.2%, an increase of 1.0 share points over the comparable 1996 period. Based on shipments, the premium and discount segments accounted for approximately 73.3% and 26.7%, respectively, of domestic cigarette industry volume in the third quarter of 1997, versus approximately 71.9% and 28.1%, respectively, in the comparable 1996 period. This reflects a continued shift to the higher-margin premium segment, which began in the second half of 1993.

In the premium segment, PM Inc.'s volume increased 6.2%, compared with a 3.8% increase for the industry, resulting in a premium segment share of 58.0%, an increase of 1.3 share points over the third quarter of 1996, due largely to higher Marlboro volume.

In the discount segment, PM Inc.'s shipments decreased 8.0%, to 8.5 billion units in the third quarter of 1997 compared with an industry decline of 3.3%, resulting in a discount segment share of 25.0%, down 1.3 share points from the third quarter of 1996. Basic shipment volume increased 114 million units to 6.1 billion units for a 17.9% share of the discount segment, an increase of 0.9 share points over the third quarter of 1996.

Retail sales data (compiled by the ACNielsen Company) indicate PM Inc. and Marlboro market shares of 51.3% and 35.7%, respectively, during the third quarter of 1997, compared with 49.7% and 33.7%, respectively, in the comparable 1996 period.

PM Inc. cannot predict future change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that implementation of the proposed Resolution discussed above would materially adversely affect PM Inc.'s shipments.

International tobacco. During the third quarter of 1997, tobacco operating revenues of PMI increased 10.1% over the comparable 1996 period, due to higher foreign excise taxes ($445 million, principally for the consolidation of previously unconsolidated and newly acquired subsidiaries), favorable volume/mix ($183 million), price increases ($170 million) and the consolidation of previously unconsolidated and newly acquired subsidiaries ($139 million), partially offset by unfavorable currency movements ($307 million). Operating income for the 1997 third quarter increased 10.0% over the comparable 1996 period, due primarily to price increases, net of cost increases ($146 million), favorable volume/mix ($102 million), the consolidation of previously unconsolidated and newly acquired subsidiaries ($21 million), partially offset by higher marketing, administrative and research costs and unfavorable currency movements ($141 million).

PMI's volume grew 12.9 billion units (7.3%) in the third quarter of 1997 over the comparable 1996 period to 190.1 billion units, including local brands manufactured by Tabaqueira, in which PMI acquired a controlling interest in January 1997. Volume advanced in most markets, including Germany, Italy, the Benelux countries, Spain, Central and Eastern Europe, the Baltics, Turkey, Mexico and the Asia/Pacific region, where gains in most of this region's markets were partially offset by lower volume in Japan due to the impact of the April tax-driven retail price increase. In France, industry and PMI volume were down. However, in Japan and France, Marlboro gained both volume and market share. Volume continued to grow for PMI's portfolio of international brands, including Marlboro, PMI's largest brand. PMI recorded market share gains in most major markets.

Food

Business Environment

Kraft Foods, Inc. ("Kraft"), the largest processor and marketer of retail packaged food in the United States, and its subsidiary Kraft Foods International, Inc. ("KFI"), which markets coffee, confectionery and grocery products in Europe and the Asia/Pacific region, are subject to fluctuating commodity costs and competitive challenges in various product categories and markets. Certain subsidiaries and affiliates of PMI that manufacture and sell food products in Latin America are also subject to competitive challenges in various product categories and markets. In addition, the results of KFI, as well as PMI's food operations in Latin America, are subject to the impact of currency fluctuations.

Steps continue to be taken to build the value of premium brands, reduce costs and improve the Company's food business portfolio. The North American food business has been reorganized to streamline operations and improve effectiveness and customer response. The realignment included the creation of a unified sales force in the United States. KFI has been realigned to capitalize on future growth opportunities and reorganized into separate regional units.

During 1996, Kraft sold its bagel business and KFI sold its margarine businesses in the U.K. and Italy. In the first nine months of 1997, KFI sold a Scandinavian sugar confectionery business and Kraft sold certain of its maple-flavored syrup businesses, including the Log Cabin and Country Kitchen brands. Kraft and KFI have also sold several smaller non-strategic businesses in 1996 and 1997.

In October 1997, PMI sold its Brazilian ice cream business along with its share of a Brazilian ice cream joint venture for $930 million, subject to adjustment. The sale is expected to result in a pretax gain in excess of $700 million in the fourth quarter of 1997.

The Company is currently evaluating cost reduction alternatives regarding its international food operations, which may result in material charges to fourth quarter 1997 operating income.

Kraft acquired the Taco Bell grocery business during the third quarter of 1996. In Latin America, PMI acquired nearly all of the remaining voting shares of Industrias de Chocolate Lacta S.A. ("Lacta"), a Brazilian chocolate confectionery company, in the second quarter of 1996.

The North American and international food businesses are affected by fluctuating commodity costs, particularly coffee bean prices, which can influence consumer and trade buying patterns, affect retail price volatility and lead to price competition in some markets. During the first quarter of 1997, coffee prices rose dramatically due primarily to speculation concerning 1997's South American crop and unusually low world stocks. Coffee bean prices reached a twenty-year high in late May and led to price increases by Kraft, KFI and their competitors. Coffee volume declined in the first nine months of 1997 from the comparable 1996 period as customers reacted to commodity-driven price increases. Kraft and KFI estimate that coffee consumption may remain sluggish, as higher than average coffee bean prices persist. Kraft was also affected by record high cheese commodity costs in 1996, as well as other higher dairy commodity costs, arising from low U.S. milk production. Cheese and dairy commodity costs moderated in the first quarter of 1997 and have remained stable.

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

Operating Results

                                       For the Nine Months Ended September 30,
                                    --------------------------------------------

                                     Operating Revenues        Operating Income
                                    -------------------       ------------------
                                                     (in millions)

                                      1997         1996        1997        1996
                                      ----         ----        ----        ----

North American food                 $12,779      $12,509      $2,245      $2,062

International food                    7,840        8,379         820         847
                                    -------      -------      ------      ------

  Total                             $20,619      $20,888      $3,065      $2,909
                                    =======      =======      ======      ======

North American food. During the first nine months of 1997, operating revenues increased 2.2% over the comparable 1996 period, due to volume increases in ongoing operations ($382 million), pricing ($211 million) and the impact of acquisitions ($47 million), partially offset by the impact of divestitures ($267 million), unfavorable product mix ($89 million) and unfavorable currency movements ($14 million). Operating income for the first nine months of 1997 increased 8.9% over the comparable 1996 period, due primarily to price increases and net cost decreases (aggregating $268 million) and volume increases in ongoing operations ($233 million), partially offset by the impact of divestitures ($41 million), unfavorable product mix ($21 million) and higher marketing, administration and research costs ($256 million, due primarily to higher marketing expense, which included additional marketing activities for new products). Included in marketing, administration and research costs was a gain of $159 million on the sale of certain maple-flavored syrup businesses, as well as charges of $64 million related to the discontinuation of several small operations, Year 2000 systems conversion costs of $38 million and the above mentioned additional marketing expense for new product initiatives.

Excluding operating results of the divested North American food businesses discussed above, operating revenues and operating income increased 4.4% and 11.2%, respectively, in the first nine months of 1997 over the comparable 1996 period.

Strong ongoing volume gains were achieved in frozen pizza, driven by new products; meals, due to strength in macaroni and cheese dinners and the acquisition and subsequent growth of Taco Bell grocery products; beverages, on the strength of ready-to-drink products; cereals, aided by new product introductions and the implementation of a price rollback as discussed previously; and desserts and snacks, due to new product introductions and strength in refrigerated ready-to-eat desserts and shelf stable puddings. Volume gains were also realized in processed meats, driven by continued growth of lunch combinations (including new product introductions) and growth in hot dogs and cold cuts. Cheese volume also increased, benefiting from new products and marketing initiatives. Coffee volume declined in the first nine months of 1997 from the comparable 1996 period as customers reacted to commodity-driven price increases.

International food. Operating revenues for the first nine months of 1997 decreased 6.4% from the comparable 1996 period, due to unfavorable currency movements ($609 million), lower volume/mix ($249 million) and the impact of divestitures ($156 million), partially offset by the impact of newly acquired and previously unconsolidated subsidiaries ($263 million) and pricing ($212 million). Operating income for the first nine months of 1997 decreased 3.2% over the first nine months of 1996, due to lower volume ($76 million), cost increases, net of price increases (aggregating $33 million), unfavorable currency movements ($28 million) and the impact of divestitures ($25 million), partially offset by the impact of newly acquired and previously unconsolidated subsidiaries ($39 million) and lower marketing, administration and research costs ($88 million).

Excluding operating results of the divested international food businesses discussed above, operating revenues decreased 4.7% and operating income decreased 0.2% in the first nine months of 1997 from the comparable 1996 period.

Lower ongoing volume for the first nine months of 1997 for KFI was due primarily to lower coffee and confectionery volumes and to one less selling week during the first quarter of 1997 compared to the first quarter of 1996. KFI's coffee volume decreased during the first nine months of 1997, reflecting customers' reactions to commodity-driven price increases. KFI's confectionery volume declined, due primarily to an exceptionally warm summer in Scandinavia and lower volume in Romania and Bulgaria, reflecting poor economic environments. KFI's cheese and grocery volumes decreased due primarily to the impact of one less selling week during the first quarter of 1997, partially offset by gains in KFI's Asian markets. PMI's food volume in Latin America for the first nine months of 1997 increased over the comparable 1996 period, due primarily to the acquisition of Lacta and higher volume in beverages.

                                        For the Three Months Ended September 30,
                                       -----------------------------------------
                                       Operating Revenues       Operating Income
                                       ------------------       ----------------
                                                     (in millions)

                                        1997        1996        1997        1996
                                        ----        ----        ----        ----

North American food                    $4,048      $4,062       $687        $642

International food                      2,407       2,648        260         299
                                       ------      ------       ----        ----

  Total                                $6,455      $6,710       $947        $941
                                       ======      ======       ====        ====

North American food. During the third quarter of 1997, operating revenues decreased 0.3% from the comparable 1996 period, due primarily to the impact of divestitures ($114 million), unfavorable product mix ($24 million) and unfavorable currency movements ($9 million), partially offset by pricing ($76 million), volume increases in ongoing operations ($49 million) and the impact of acquisitions ($8 million). Operating income for the third quarter of 1997 increased 7.0% over the comparable 1996 period, due primarily to price increases and net cost decreases (aggregating $146 million) and volume increases in ongoing operations ($26 million), partially offset by the impact of divestitures ($24 million), unfavorable product mix ($5 million) and higher marketing, administration and research costs ($98 million, due primarily to higher marketing expense which included additional marketing activities for new products). Included in marketing, administration and research costs was a gain of $159 million on the sale of certain maple-flavored syrup businesses, as well as charges of $64 million related to the discontinuation of several small operations, Year 2000 systems conversion costs of $28 million and the above mentioned additional marketing expense for new product initiatives.

Excluding operating results of the divested North American businesses discussed above, operating revenues and operating income increased 2.5% and 11.2%, respectively, in the third quarter of 1997 over the comparable 1996 period.

Strong ongoing volume gains were achieved in meals, due to strength in macaroni and cheese dinners and instant stuffing as well as the acquisition and subsequent growth of Taco Bell grocery products; beverages, on the strength of ready-to-drink products; cheese, benefiting from new products and marketing initiatives as well as a favorable comparison with the third quarter of 1996, when shipments declined following a commodity-driven price increase; and frozen pizza, driven by new products. Volume gains were realized in processed meats, driven by continued growth of lunch combinations (including new product introductions) and growth in hot dogs and cold cuts; desserts and snacks, due to new product introductions in refrigerated ready-to-eat and dry packaged desserts; and cereals, aided by new product introductions. Volume was down in barbecue sauce and spoonable dressings. Coffee volume declined in the third quarter of 1997 from the comparable 1996 period as customers reacted to commodity-driven price increases.

International food. Operating revenues for the third quarter of 1997 decreased 9.1% from the third quarter of 1996, due to unfavorable currency movements ($266 million), lower volume/mix ($124 million) and the impact of divestitures ($40 million), partially offset by pricing ($124 million) and the impact of newly acquired and previously unconsolidated subsidiaries ($65 million). Operating income for the third quarter of 1997 decreased 13.0% from the third quarter of 1996, due to cost increases, net of price increases ($54 million), lower volume ($20 million), unfavorable currency movements ($11 million) and the impact of divestitures ($7 million), partially offset by the impact of newly acquired and previously unconsolidated subsidiaries ($4 million) and lower marketing, administration and research costs ($49 million). During the quarter, cost increases lowered margins in key European coffee and cocoa businesses reflecting higher U.S. dollar- and sterling-denominated coffee and cocoa costs.

Excluding operating results of the divested international food businesses discussed above, operating revenues decreased 7.7% and operating income decreased 11.0% in the third quarter of 1997 from the comparable 1996 period.

Lower third quarter ongoing volume for KFI primarily reflects a decline in coffee volume during the third quarter of 1997 as a result of market contraction as consumers respond to commodity-driven price increases. KFI's confectionery volume declined slightly, due primarily to exceptionally warm weather in Scandinavia and volume declines in Romania and Bulgaria, reflecting poor economic environments. KFI's cheese and grocery volumes increased reflecting recoveries in sliced beef volume in Italy, and peanut butter volume in Australia, which had been adversely affected by a product recall in 1996. In addition, cheese and grocery volume grew in KFI's Asian markets. PMI's food volume in Latin America for the third quarter of 1997 increased over the comparable 1996 period, due primarily to the acquisition of Lacta and higher volume in beverages.

Beer

Nine Months ended September 30

Operating revenues of the Miller Brewing Company ("Miller") for the first nine months of 1997 decreased $100 million (2.9%) from the comparable 1996 period, due to unfavorable price/mix ($80 million) and lower volume ($20 million). Operating income for the first nine months of 1997 increased $18 million (4.6%) over the comparable 1996 period, due primarily to lower marketing, administration and research costs ($53 million) and lower fixed manufacturing expense ($21 million), partially offset by unfavorable price/mix ($51 million) and lower volume ($8 million). Operating revenues, manufacturing costs and marketing, administration and research costs were impacted by actions taken by Miller in the fourth quarter of 1996 to restore growth, streamline its organization and reduce costs.

Miller's 1997 shipment volume of 34.3 million barrels for the first nine months of 1997 decreased 0.6% from the comparable 1996 period, reflecting lower shipments of premium-priced brands. Lower shipment volume was due largely to a decision to reduce wholesaler inventories in 1997 and an unfavorable comparison to last year, which was favorably affected by the launch of Miller Beer. However, wholesalers' sales to retailers in the first nine months of 1997 increased slightly from the comparable 1996 period, reflecting higher sales of Miller Lite, as Miller's new advertising and promotional campaigns renewed focus on core brands.

Quarter ended September 30

Operating revenues for Miller for the third quarter of 1997 increased $7 million (0.6%) from the comparable 1996 period due to higher volume ($40 million), partially offset by unfavorable price/mix ($33 million). Operating income for the third quarter of 1997 increased $8 million (6.8%) over the comparable 1996 period, due primarily to higher volume ($16 million), lower fixed manufacturing expense ($9 million) and lower marketing, administration and research costs ($4 million), partially offset by unfavorable price/mix ($21 million).

Miller's 1997 third quarter shipment volume of 11.8 million barrels increased 3.6% from the comparable 1996 period, reflecting higher shipments of premium-priced and budget-priced brands. Shipments of Miller Lite rose, driven by new advertising and promotional activity. Shipment volume increases were also recorded for Miller High Life, Red Dog, Milwaukee's Best, Icehouse and Foster's. Wholesalers' sales to retailers in the third quarter increased slightly.

Financial Services and Real Estate

During the third quarter of 1997, Philip Morris Capital Corp. ("PMCC") sold its real estate subsidiary, Mission Viejo Company, for a pretax gain of $103 million. Operating revenues and operating income from PMCC's financial services business increased in the first nine months and third quarter due to the continued growth of its finance lease portfolio.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 1997, cash provided by operating activities was $5.1 billion, $566 million higher than in the first nine months of 1996, due primarily to higher net earnings and lower cash requirements for working capital items. The $5.1 billion of cash provided by operating activities during the first nine months of 1997 is after making up-front payments of $606 million for settling litigation.

Net Cash Used in Investing Activities

During the first nine months of 1997, cash used in investing activities was $1.2 billion, compared with $1.6 billion used during the comparable 1996 period. The change was due primarily to higher cash provided by divestitures. During 1997, cash provided by divestitures reflects the sale of Mission Viejo Company and several food businesses. Cash used in acquisitions during 1997 reflects the purchase of a tobacco operation in Portugal and an increased equity interest in a Mexican cigarette business. In the fourth quarter of 1997, PMI sold its Brazilian ice cream businesses for proceeds of $930 million, subject to adjustment.

Net Cash Used in Financing Activities

During the first nine months of 1997, the Company's net cash used in financing activities decreased to $3.2 billion, compared to $3.5 billion used in the first nine months of 1996, due primarily to lower stock repurchases, partially offset by higher dividends paid and lower net proceeds from the issuance of debt.

Debt

The Company's total debt and consumer products debt were $15.5 billion and $14.3 billion, respectively, at September 30, 1997, compared to $15.2 billion and $13.9 billion, respectively, at December 31, 1996. At both September 30, 1997 and December 31, 1996, the Company's ratio of consumer products debt to total equity was 0.98. The ratio of total debt to total equity was 1.06 and 1.07 at September 30, 1997 and December 31, 1996, respectively.

The Company has negotiated new revolving bank credit agreements totaling $10.0 billion. These facilities are used to support the Company's commercial paper borrowings and are available for acquisitions and other corporate purposes. An agreement for $2.0 billion expires in October 1998. An agreement for $8.0 billion expires in 2002, enabling the Company to refinance short-term debt on a long-term basis, based upon its intent and ability to refinance such debt. At

September 30, 1997, $0.5 billion of consumer products commercial paper was reclassified as long-term debt. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

As discussed above in "Tobacco--Business Environment," PM Inc. estimates that the proposed Resolution in its current form, would result in an initial payment by PM Inc. of approximately $6.6 billion upon enactment (to be adjusted downward for initial payments made to Mississippi and Florida pursuant to settlements of health care cost recovery actions). The Company anticipates that the payment would be funded from a combination of available cash, commercial paper issuances, bank borrowings and long-term debt issuances in global markets. The Company further anticipates that the payment will result in significant increases in its consumer products debt to total equity ratio, total debt to total equity ratio and total debt outstanding.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. The Company continually evaluates its foreign currency net asset exposure (primarily the Swiss franc, German mark, Netherlands guilder, Swedish krona and Canadian dollar) based on current market conditions and business strategies, and it acts to manage such exposure, when deemed prudent, through various hedging transactions. The Company has entered into currency and related interest rate swap agreements to manage exposure to currency movements. The U.S. dollar value of aggregate notional principal amounts for these agreements outstanding was equivalent to $1.4 billion and $2.2 billion at September 30, 1997 and December 31, 1996, respectively. Of these amounts, $726 million and $1.5 billion related to consumer products debt at September 30, 1997 and December 31, 1996, respectively.

The Company enters into forward exchange and option contracts, for purposes other than trading, to reduce the effects of fluctuating foreign currency on foreign currency denominated current assets, liabilities, commitments and short-term intercompany transactions. At September 30, 1997 and December 31, 1996, the Company had entered into contracts, with maturities of less than one year and U.S. dollar equivalents of $3.0 billion (including $1.8 billion in option contracts) and $1.7 billion, respectively.

Use of the above mentioned derivative financial instruments has not had a material impact on the Company's financial position at September 30, 1997 or results of operations for the three and nine months then ended.

The Company's credit ratings by Moody's at September 30, 1997 and December 31, 1996 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard & Poor's ("S&P") at September 30, 1997 and December 31, 1996 were "A-1" in the commercial paper market and "A" for long-term debt obligations. In April 1997, S&P placed the debt ratings of the Company on its CreditWatch list with the intent of monitoring tobacco litigation developments.

Equity and Dividends

On February 26, 1997, the Company's Board of Directors declared a three-for-one split of the Company's common stock, effected by a distribution on April 10, 1997, of two shares for each share held of record at the close of business on March 17, 1997. All share and per share data have been restated to reflect this stock split for all periods presented.

During the first nine months of 1997, the Company repurchased 18.2 million shares of its common stock at an aggregate cost of $743 million. Of these purchases, 16.9 million shares ($692 million) were made pursuant to the Company's repurchase program, announced in 1994, to purchase up to $6.0 billion of its common stock in the open market, and the remainder were made under an $8.0 billion share repurchase program approved by the Board of Directors in the first quarter of

1997. These 1997 repurchases, net of 10.9 million shares issued under the Company's stock award plans during 1997, resulted in lower weighted average shares outstanding for the first nine months and third quarter of 1997 as compared to the first nine months and third quarter of 1996. No shares were repurchased during the third quarter of 1997.

Dividends paid in 1997 were 17.4% higher than in 1996, reflecting a higher dividend rate in the first half of 1997, partially offset by fewer shares outstanding. The Board of Directors increased the Company's quarterly dividend rate to $0.40 per share in the third quarter of 1996, resulting in an annualized dividend rate of $1.60 per share.

As discussed above in the last paragraph of "Tobacco--Business
Environment--Proposed Resolution of Certain Regulatory and Litigation Issues," the Company may reevaluate its share repurchase and dividend policies.

During the first nine months of 1997, currency translation adjustments reduced equity by $1.1 billion due to the strengthening of the U.S. dollar versus European currencies, primarily the Swiss franc, German mark, Netherlands guilder and Swedish krona.

New Accounting Standards

In 1996, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which, as required, was adopted by the Company as of January 1, 1997. The adoption and application of SOP No. 96-1 had no material effect on the Company's 1997 results of operations or financial position for the three or nine month periods ended September 30, 1997.

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

            4.3 5-Year Revolving Credit Agreement dated as of October 14, 1997, among the Company and the Initial Lenders named therein and Citibank, N.A. and The Chase Manhattan Bank, as Administrative Agents, and Credit Suisse First Boston, as Syndication Agent, and Deutsche Bank AG, New York Branch, as Documentation Agent.

            12 Statement regarding computation of ratios of earnings to fixed charges.

            27    Financial Data Schedule.

            99 Report to the Senate Democratic Task Force on Tobacco, Impact of Proposed Resolution on U.S. Cigarette Industry, dated October 8, 1997.

      (b) Reports on Form 8-K. Since the beginning of the quarter for which this report is filed, the Registrant filed a Current Report on Form 8-K, dated July 2, 1997, concerning the proposed Resolution and other recent developments, including an agreement in principle to settle Mississippi's health care cost recovery action, and a Current Report on Form 8-K, dated August 25, 1997, concerning an agreement to settle Florida's health care cost recovery action.

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

                      November 13, 1997