Form 10-K405
period 1997-12-31
PHILIP MORRIS COMPANIES INC
filed 1998-03-06
CIK 764180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 1-8940
                            ------------------------

                          PHILIP MORRIS COMPANIES INC.
             (Exact name of registrant as specified in its charter)
                         ------------------------------

                        VIRGINIA                                                 13-3260245
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

                    120 PARK AVENUE,
                     NEW YORK, N.Y.                                                10017
        (Address of principal executive offices)                                 (Zip Code)

                            ------------------------

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-880-5000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                                         WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
           Common Stock, $0.33 1/3 par value                              New York Stock Exchange

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                            ------------------------

    The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on February 26, 1998, was approximately $103.0 billion. At such date, there were 2,427,925,717 shares of the registrant's Common Stock outstanding.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's annual report to stockholders for the year ended December 31, 1997, are incorporated in Part I, Part II and Part IV hereof and made a part hereof. The registrant's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 30, 1998, is incorporated in Part III hereof and made a part hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    Kraft Foods, Inc. ("Kraft"), is the largest processor and marketer of retail packaged foods in the United States. A wide variety of cheese, processed meat products, coffee and grocery products are manufactured and marketed in the United States and Canada by Kraft. Subsidiaries and affiliates of Kraft Foods International, Inc. ("Kraft Foods International"), a subsidiary of Kraft, manufacture and market coffee, confectionery, cheese, grocery and processed meat products primarily in Europe and the Asia/ Pacific region.

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

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    In 1997, the Company's significant industry segments were tobacco products (principally cigarettes), food products, beer, and financial services and real estate. Operating revenues, operating profit (together with a reconciliation to operating income) and identifiable assets attributable to each such segment for each of the last three years are set forth in Note 12 to the Company's consolidated financial statements and are incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1997 (the "1997 Annual Report").

------------------------

* References to the Company's competitive ranking in its various businesses are based on sales data or, in the case of cigarettes and beer, shipments, unless otherwise indicated.

    In 1997, operating profit from tobacco products was approximately 64% of the Company's total operating profit, down from 67% in 1996. This decrease was due primarily to charges recorded in 1997 in connection with tobacco litigation settlements discussed below in Item 3. LEGAL PROCEEDINGS. PM Inc. and Philip Morris International contributed 27% and 37%, respectively, to 1997 operating profit (compared with 34% and 33%, respectively, in 1996). Food products, beer, and financial services and real estate accounted for approximately 30%, 4% and 2%, respectively, of the Company's total operating profit in 1997 (compared with 27%, 4% and 2%, respectively, in 1996).

(C) NARRATIVE DESCRIPTION OF BUSINESS

                                TOBACCO PRODUCTS

    PM Inc. manufactures, markets and sells cigarettes in the United States. Subsidiaries and affiliates of Philip Morris International and their licensees manufacture, market and sell tobacco products outside the United States and export tobacco products from the United States.

DOMESTIC TOBACCO PRODUCTS

    PM Inc. is the largest tobacco company in the United States, with total cigarette shipments in the United States of 235.2 billion units in 1997, an increase of 1.9% from 1996. PM Inc. accounted for 48.9% of the cigarette industry's total shipments in the United States in 1997 (an increase of 1.2 share points from 1996). The industry's cigarette shipments in the United States decreased by 0.6% in 1997. The following table+ sets forth the industry's cigarette shipments in the United States, PM Inc.'s shipments and its share of United States industry shipments:

YEARS ENDED                                                                                 PM INC.
DECEMBER 31                                                  INDUSTRY*     PM INC.     SHARE OF INDUSTRY
----------------------------------------------------------  -----------  -----------  -------------------
                                                             (IN BILLIONS OF UNITS)           (%)
1997......................................................       480.6        235.2             48.9
1996......................................................       483.2        230.8             47.8
1995......................................................       481.4        221.8             46.1

    PM Inc.'s major premium brands are MARLBORO, VIRGINIA SLIMS, MERIT, BENSON & HEDGES and PARLIAMENT. Its principal discount brands are BASIC and CAMBRIDGE. All of its brands are marketed to take into account differing preferences of adult smokers. MARLBORO is the largest-selling cigarette brand in the United States, with shipments of 164 billion units in 1997 (up 5.0% from 1996), equating to 34.1% of the United States market (up from 32.3% in 1996).

    In 1997, the premium and discount segments accounted for approximately 72.5% and 27.5%, respectively, of domestic cigarette industry volume, versus 71.5% and 28.5%, respectively, in 1996.

    In 1997, PM Inc.'s share of the premium segment was 57.8%, an increase of
1.5 share points over 1996. Shipments of premium cigarettes accounted for 85.7% of PM Inc.'s 1997 volume, up from 84.4% in 1996. In 1997, United States industry shipments within the discount segment declined 4.0% from 1996 levels; PM Inc.'s 1997 shipments within this category declined 6.4%, resulting in a share of 25.6% of the discount segment (down 0.6 share points from 1996).

    PM Inc. cannot predict future change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that implementation of the proposed Resolution, discussed below under the heading "Proposed Resolution of Certain Regulatory and Litigation Issues," would materially adversely affect PM Inc.'s shipments.

------------------------

+ Data presented in this table differ in some cases from data discussed above due to rounding differences.

*   Source: Management Science Associates.

INTERNATIONAL TOBACCO PRODUCTS

    Philip Morris International's total cigarette shipments grew 7.8% in 1997, to 711.5 billion units, including shipments of local Portuguese brands acquired in 1997 (see discussion below). Philip Morris International estimates that its share of the international cigarette market (excluding the United States) was 13.6% in 1997, up from 12.8% in 1996. Philip Morris International estimates that international cigarette industry shipments (excluding the United States) were approximately 5.2 trillion units in 1997, which represent an increase of 1.4% over 1996. Philip Morris International unit shipments (including brands acquired through acquisitions) have grown at a compounded annual growth rate of 11% over the last five years versus compounded annual industry growth of approximately 1.5% over the same period. Philip Morris International's leading international brands--MARLBORO, L&M, PHILIP MORRIS, BOND STREET, CHESTERFIELD, LARK, PARLIAMENT, MERIT and VIRGINIA SLIMS--collectively accounted for approximately 49% of the international cigarette industry growth (excluding the United States) in 1997. Unit sales of Philip Morris International's principal brand, MARLBORO, increased 5.5% in 1997, to 319 billion units, representing more than 6% of the international cigarette market (excluding the United States).

    Philip Morris International has a cigarette market share of at least 15%, and in a number of instances substantially more than 15%, in more than 40 markets, including Argentina, Australia, Belgium, the Czech Republic, Finland, France, Germany, Hong Kong, Italy, Japan, Mexico, the Netherlands, the Philippines, Poland, Portugal, Saudi Arabia, Singapore, Spain, Switzerland and Turkey.

    In 1997, Philip Morris International increased capacity and improved productivity through various acquisitions and capital projects. Major capital expenditures included modernization and expansion of facilities in Germany, the Netherlands, Switzerland, Poland, Russia, Lithuania, the Ukraine, Turkey, Malaysia and Brazil. In January 1997, Philip Morris International acquired a controlling interest in Tabaqueira-Empresa Industrial de Tabacos, S.A., Portugal's formerly state-owned tobacco company, and later in the year restructured its interests in the business of Cigarros La Tabacalera Mexicana S.A. de C.V., a Mexican cigarette company, increasing its ownership in that business from 28.8% to 50.0%.

TAXES, LEGISLATION, REGULATION AND OTHER MATTERS REGARDING TOBACCO AND SMOKING

    The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the volume, operating revenues, cash flows, operating income and financial position of PM Inc., Philip Morris International and the Company.

    In the United States, these issues include proposed federal regulatory controls (including, as discussed below, the issuance of final regulations by the United States Food and Drug Administration (the "FDA") that regulate cigarettes as "drugs" or "medical devices"); actual and proposed excise tax increases; actual and proposed federal, state and local governmental and private bans and restrictions on smoking (including in workplaces and in buildings permitting public access); actual and proposed restrictions on tobacco manufacturing, marketing, advertising (including decisions by certain companies to limit or not accept tobacco advertising) and sales; proposed legislation and regulations to require additional health warnings on cigarette packages and in advertising, and to eliminate the tax deductibility of tobacco advertising and promotional costs; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; actual and proposed requirements regarding disclosure of the yields of "tar," nicotine and other constituents found in cigarette smoke; increased assertions of adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the purported adverse health effects associated with both smoking and exposure to ETS; the diminishing social acceptance of smoking; increased pressure from anti-smoking groups; unfavorable press reports; governmental and grand jury investigations; increased smoking and health litigation, including private plaintiff class action litigation and health care cost recovery actions brought by state and local governments, unions and others seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking; and the proposed Resolution discussed below.

    Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $12 per 1,000 cigarettes ($0.24 per pack of 20 cigarettes). In August 1997, legislation was enacted that will raise the federal excise tax to $17 per 1,000 cigarettes ($0.34 per pack of 20 cigarettes) starting in the year 2000 and then to $19.50 per 1,000 cigarettes ($0.39 per pack of 20 cigarettes) in 2002. In general, excise taxes and other cigarette-related taxes levied by the federal government and by various states, counties and municipalities have been increasing, and additional increases have been proposed at the federal level and in a number of states. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.50 per pack in a given locality.

    In the opinion of PM Inc. and Philip Morris International, past increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and Philip Morris International, and might cause sales to shift from the premium segment to the discount segment.

    Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the "addictive" nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, and the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the "addictive" nature of cigarette smoking in adolescence.

    Studies with respect to the alleged health risks of ETS to nonsmokers (including lung cancer, respiratory and coronary illnesses, and other conditions) have also received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. In January 1993, the United States Environmental Protection Agency (the "EPA") issued a report concluding, among other things, that ETS is a human lung carcinogen and that ETS increases certain health risks for young children. In June 1993, PM Inc. joined five other representatives of the tobacco manufacturing and related industries in a lawsuit against the EPA, seeking a declaration that the EPA does not have the authority to regulate ETS, and that, in view of the available scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's final risk assessment be declared arbitrary and capricious and ordered withdrawn. The outcome of this lawsuit cannot be predicted. The EPA report, together with adverse publicity on ETS, has resulted in the adoption of governmental and privately imposed limitations that restrict or ban cigarette smoking in certain public places and places of employment.

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

    In October 1997, at the request of the United States Senate Judiciary Committee, the Company provided the Committee with a document setting forth the Company's position on a number of issues. On the issues of the role played by cigarette smoking in the development of lung cancer and other diseases in smokers, and whether nicotine, as found in cigarette smoke, is "addictive," the Company stated that despite the differences that may exist between its views and those of the public health community, it would, in order to ensure that there will be a single, consistent public health message on these issues, refrain from debating the issues other than as necessary to defend itself and its opinions in the courts and other forums in which it is required to do so. The Company also stated that in relation to these issues, and the alleged health effects of exposure to ETS, the Company is prepared to defer to the judgment of public health authorities as to what health warning messages will best serve the public interest, as reflected in the proposed new health warnings set out in the proposed Resolution.

    In furtherance of the proposed Resolution, in late January 1998, the chief executive officers of the four leading domestic tobacco companies or their parent corporations, including the Company, pledged to Congress to publicly release millions of pages of industry documents placed into the document depository established in connection with Minnesota's health care cost recovery action discussed below (see Item 3. LEGAL PROCEEDINGS.). The documents comprise a wide range of smoking and health issues covered in scientific and marketing research reports, memoranda, executive correspondence, handwritten notes and other materials. They do not include highly sensitive trade secret information, certain third-party and personnel information, or documents for which attorney client privilege or work product doctrine claims have been asserted. On February 27, 1998, the first installment of these documents was made available via the Internet, consisting of the vast majority of the documents selected from the document depository by the attorney general of Minnesota in connection with Minnesota's health care cost recovery action.

    In August 1996, the FDA issued final regulations pursuant to which it asserts jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. The final regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements applicable to medical devices and their manufacturers. For the most part, the regulations were scheduled to become effective on August 28, 1997. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the final regulations, and could materially adversely affect the volume, operating revenues, cash flows and operating income of PM Inc. PM Inc. and others challenged in the courts the FDA's authority to regulate cigarettes. In April 1997, a U.S. district court ruled that Congress has not precluded the FDA from regulating cigarettes as "drugs" or "medical devices" and that the FDA may regulate cigarettes if the facts asserted in support of the FDA's assertion of jurisdiction are proven to be correct. The court also ruled, however, that the section of the Food, Drug and Cosmetic Act relied upon by the agency does not give the FDA authority to implement its regulations restricting cigarette marketing, advertising and promotions. The court stayed implementation of the FDA's regulations scheduled for August 1997. The court left in effect the specific regulations that took effect in February 1997 establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under age 27. The tobacco company plaintiffs, including PM Inc., are appealing that portion of the district court's order relating to the FDA's assertion of jurisdiction. The FDA is appealing that portion of the order enjoining the advertising and promotion restrictions. The respective appeals were heard by the U.S. Court of Appeals for the Fourth Circuit in August 1997. The outcome of this litigation cannot be predicted.

    In August 1996, the Commonwealth of Massachusetts enacted legislation to require cigarette manufacturers to disclose to the Massachusetts Department of Public Health ("DPH") the flavorings and other ingredients used in each brand of cigarettes sold in the Commonwealth, and to provide "nicotine-yield ratings" for their products based on standards to be established by the DPH. PM Inc. believes that enforcement of the ingredient disclosure provisions of the statute could permit the disclosure by DPH to the public of valuable proprietary information concerning its brands. PM Inc. and three other domestic cigarette manufacturers have filed suit in federal district court in Boston challenging the legislation. In December 1997, the court granted a preliminary injunction to the tobacco company plaintiffs and enjoined the Commonwealth from enforcing the ingredient disclosure provisions of the legislation until further order of the court. The ultimate outcome of this lawsuit cannot be predicted. The enactment of this legislation has encouraged efforts to enact, and the enactment of, ingredient disclosure legislation in other states, such as Texas and Minnesota.

    In December 1997, PM Inc. disclosed to the DPH "tar" and nicotine deliveries for its products sold in the Commonwealth based on standards established by the DPH for determining "tar" and nicotine deliveries under average smoking conditions. The "tar" and nicotine deliveries produced using the DPH test parameters are higher than the yields produced using the test parameters established by a 1970 voluntary agreement between the Federal Trade Commission ("FTC") and domestic cigarette manufacturers, including PM Inc., and which are required to be disclosed in all cigarette advertising. In September 1997, the FTC issued a request for public comments on its proposed revision of the "tar" and nicotine testing and reporting standards established by the 1970 voluntary agreement. The ultimate outcome of this proposal cannot be predicted.

    On February 10, 1998, a regulation went into effect in Thailand that would require manufacturers and importers of tobacco products, including a subsidiary of Philip Morris International, to disclose to the Ministry of Public Health ("MPH") the ingredients of their products to be sold in Thailand on a by-brand basis. Although this regulation does not require the MPH to make public the submitted ingredient lists, there are no assurances that the confidentiality of lists to be submitted will be maintained.

    Cigarette manufacturers and importers are also required to provide annually to the Secretary of Health and Human Services a composite list of ingredients added to tobacco in the manufacture of cigarettes, and the Secretary is directed to treat the list as trade secret information and report to Congress concerning the health effects, if any, of such ingredients.

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

    In June 1995, PM Inc. announced that it had voluntarily undertaken a program to further limit minors' access to cigarettes. Elements of the program include discontinuing free cigarette sampling to consumers in the United States, discontinuing the distribution of cigarettes by mail to consumers in the United States, placing a notice on cigarette cartons and packs for sale in the United States stating "Underage Sale Prohibited," working with others in support of state legislation to prevent youth access to tobacco products, taking measures to encourage retailer compliance with minimum-age laws, and independent auditing of the program.

    For several years, Congress has provided funds for the development of test methodologies and standards aimed at measuring the propensity of cigarettes to ignite upholstered furniture or mattresses. The Company cannot predict whether these efforts will result in further legislation or regulation.

    In recent years, various members of Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, allow state and local governments to restrict the sale and distribution of cigarettes, and further restrict certain advertising of cigarettes and eliminate or reduce the tax deductibility of tobacco advertising.

    Some foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to require ingredient disclosure, to impose maximum constituent levels, to increase taxes on cigarettes, to control prices, to restrict imports, to ban or severely restrict smoking in workplaces and public places, and otherwise to discourage cigarette smoking.

    It is not possible to determine the outcome of the FDA regulatory initiative or the related litigation discussed above, or to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the volume, operating revenues, cash flows and operating income of PM Inc., Philip Morris International and the Company could be adversely affected, in amounts that cannot be determined.

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

    PM Inc. has been advised that the staff of the FTC has commenced a preliminary inquiry to determine whether PM Inc. unfairly restricts the distribution of competing manufacturers' cigarette brands through its merchandising practices at the wholesale and retail levels.

    While the outcomes of these investigations cannot be predicted, PM Inc. believes it has acted lawfully.

PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES

    In June 1997, PM Inc. and other companies in the United States tobacco industry entered into a Memorandum of Understanding (the "Resolution") to support the adoption of federal legislation and ancillary undertakings that would resolve many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets. The complete text of the proposed Resolution is filed as an Exhibit to this Form 10-K, and the discussion herein is qualified by reference thereto.

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

    The proposed Resolution includes provisions relating to advertising and marketing restrictions, product warnings and labeling, access restrictions, licensing of tobacco retailers, the adoption and enforcement of "no sales to minors" laws by states, surcharges against the industry for failure to achieve underage smoking reduction goals, regulation of tobacco products by the FDA, public disclosure of industry documents and research, smoking cessation programs, compliance programs by the industry, public smoking and smoking in the workplace, enforcement of the proposed Resolution, industry payments and litigation.

SURCHARGE FOR FAILURE TO ACHIEVE UNDERAGE SMOKING REDUCTION GOALS--The proposed Resolution would require the FDA to impose annual surcharges on the industry if targeted reductions in underage smoking incidence are not achieved in accordance with a legislative timetable. The surcharge would be based upon an approximation of the present value of the profit the companies would earn over the lives of all underage consumers in excess of the target, and would be allocated among participating manufacturers based on their market share of the United States cigarette industry.

INDUSTRY PAYMENTS--The proposed Resolution would require participating manufacturers to make substantial payments in the year of implementation and thereafter ("Industry Payments"). Participating manufacturers would be required to make an aggregate $10 billion initial Industry Payment on the date that federal legislation implementing the terms of the proposed Resolution is signed. This Industry Payment would be based on relative market capitalizations, and the Company currently estimates that PM Inc.'s share of the initial Industry Payment would be approximately $6.6 billion (to be adjusted downward for initial payments made to Mississippi, Florida and Texas pursuant to settlements of health care cost recovery actions described below in Item 3. LEGAL PROCEEDINGS.). Thereafter, the companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels)--year 1: $8.5 billion; year 2: $9.5 billion; year 3: $11.5 billion; year 4: $14 billion; and each year thereafter: $15 billion. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate, and would be adjusted to reflect changes from 1996 domestic sales volume levels.

    The Industry Payments would be separate from any surcharges discussed above. The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities selling tobacco products in the United States (and not their affiliated companies). The proposed Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The proposed Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

EFFECTS ON LITIGATION--If enacted, the federal legislation provided for in the proposed Resolution would settle present attorney general health care cost recovery actions (or similar actions brought by or on behalf of any governmental entity other than the federal government), PARENS PATRIAE and smoking and health class actions and all "addiction"/dependence claims, and would bar similar actions from being maintained in the future. However, the proposed Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. In recent months, PM Inc. and other companies in the domestic tobacco industry agreed to settle three health care cost recovery actions in Mississippi, Florida and Texas, and a smoking and health class action brought on behalf of flight attendants alleging injury caused by exposure to ETS aboard aircraft. The Company may enter into discussions to postpone or settle other actions, pending the enactment of the legislation contemplated by the proposed Resolution. No assurance can be given whether a postponement or settlement will be achieved or, if achieved, as to the terms thereof. The proposed Resolution would not affect any smoking and health class action or any health care cost recovery action that is reduced to final judgment before implementing federal legislation is effective.

    Under the proposed Resolution, the rights of individuals to sue the tobacco industry would be preserved, as would existing legal doctrine regarding the types of tort claims that can be brought under applicable statutory and case law except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis, and could be maintained only against tobacco manufacturing companies (and not their retailers, distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the proposed Resolution, and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only if based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

    The proposed Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows. The proposed Resolution would set an annual aggregate cap of up to 33% of the annual base Industry Payment (including any reductions for volume declines). Any judgments or settlements exceeding the cap in a particular year would roll over into the next year. While judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment. Finally, any individual judgments in excess of $1 million would be paid at the rate of $1 million per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation that would be settled by the proposed Resolution.

FINANCIAL EFFECTS--The Company anticipates that PM Inc.'s share of the industry's $10 billion initial payment, which it currently estimates would be approximately $6.6 billion (adjusted downward for initial payments made to Mississippi, Florida and Texas pursuant to settlements of health care cost recovery actions), would be charged to expense in the period in which federal legislation implementing the terms of the proposed Resolution is enacted. In addition, the Company currently anticipates that implementation of the proposed Resolution would require a significant charge to expense in the period of enactment to comply with the proposed Resolution's regulations on advertising, marketing and production. The initial payment would be funded from a combination of available cash, commercial paper issuances, bank borrowings and long-term debt issuances in global markets. The initial payment would have a material adverse effect on the Company's operating income and cash flows in the quarter and year in which the proposed Resolution is enacted and on its financial position. The initial payment would result in higher debt and higher interest expense, the amounts of which would depend upon the final form of the proposed Resolution, borrowing requirements and interest rates.

    The Company anticipates that PM Inc.'s share of future annual Industry Payments related to cigarette sales would be charged to expense as the related sales occur, and would be funded through price increases.

The Company anticipates that annual surcharges, if any, imposed by the FDA for failure to meet required reduction levels in underage smoking incidence, beginning in the fifth year after the proposed Resolution is implemented, would be charged to expense in the year of assessment or in the year prior thereto if it is then probable that such assessment will be made.

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

TOBACCO-RELATED LITIGATION

    See Item 3. LEGAL PROCEEDINGS. below for a discussion of the tobacco-related litigation pending against PM Inc. and, in some cases, the Company and its subsidiaries and related entities.

DISTRIBUTION, COMPETITION AND RAW MATERIALS

    PM Inc. sells its tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services. Subsidiaries and affiliates of Philip Morris International and their licensees market cigarettes and other tobacco products worldwide, directly or through export sales organizations and other entities with which they have contractual arrangements.

    The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price reductions and other discounts. The tobacco products of the Company's subsidiaries, affiliates and their licensees are advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in many other countries.

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

                                 FOOD PRODUCTS

    Over the past three years, the Company's subsidiaries sold several domestic and international food businesses. During 1997, Philip Morris International sold its Brazilian ice cream businesses, Kraft sold North American maple-flavored syrup businesses and Kraft Foods International sold a Scandinavian sugar confectionery business. During 1996, Kraft sold its bagel business and Kraft Foods International sold its margarine businesses in the U.K. and Italy. During 1995, Kraft sold its North American bakery, margarine, specialty oils, marshmallows, caramels and Kraft Foodservice distribution businesses. Kraft and Kraft

Foods International also sold several smaller non-strategic businesses in 1997, 1996 and 1995. The sales of these businesses have not had and are not expected to have a material effect on the Company's results of operations and have improved the profit margins of its food operations. During the fourth quarter of 1997, the international food businesses recorded pretax realignment charges of $630 million, related primarily to the downsizing or closure of manufacturing and other facilities, as well as the discontinuance of certain low-margin product lines. Included in the charges were provisions for incremental postemployment benefits, primarily related to severance.

NORTH AMERICA

    Kraft is the largest packaged food company in North America. Kraft's principal products include cheese and cheese products, processed meat and poultry products, coffee, ready-to-eat cereals, salad and other dressings, powdered and ready-to-drink beverages, frozen pizza, packaged and ready-to-eat desserts and snacks, packaged pasta dinners, lunch combinations, barbecue sauces, frozen toppings and other cultured dairy and grocery products. Its principal brands include KRAFT, VELVEETA and CRACKER BARREL cheese and cheese products; PHILADELPHIA BRAND cream cheese; CHEEZ WHIZ cheese sauce; OSCAR MAYER luncheon meats, hot dogs, bacon, ham and other meat products; LOUIS RICH luncheon meats, poultry franks, turkey bacon and other poultry products; LUNCHABLES lunch combinations; CLAUSSEN pickles; MAXWELL HOUSE, YUBAN and NABOB coffees; GENERAL FOODS INTERNATIONAL COFFEES flavored coffees; POST ready-to-eat cereals; MIRACLE WHIP salad dressing; KRAFT spoonable and pourable salad dressings; KOOL-AID, TANG, CAPRI SUN, CRYSTAL LIGHT and COUNTRY TIME powdered and ready-to-drink beverages; TOMBSTONE and JACK'S frozen pizzas and DI GIORNO pastas, sauces, cheeses and frozen pizzas; JELL-O desserts; HANDI-SNACKS snack combinations and desserts; KRAFT Macaroni & Cheese dinners; KRAFT and BULL'S-EYE barbecue sauces; COOL WHIP whipped toppings; STOVE TOP stuffing mix; MINUTE rice; SHAKE 'N BAKE coatings; LIGHT N' LIVELY and BREYERS cultured dairy products; and TACO BELL grocery products.

INTERNATIONAL

    Subsidiaries and affiliates of Kraft Foods International manufacture and market a wide variety of coffee, confectionery, cheese, grocery and processed meat products in Europe, with distribution to the Middle East and Africa. In the Asia/Pacific region, select grocery products are produced in, and other Company branded products are sourced from, Europe and the United States. In Latin America, subsidiaries and affiliates of Philip Morris International manufacture and market a wide variety of food products, including confectionery products, various powdered soft drinks, and other grocery products sold by Kraft. In 1997, approximately 80% of operating revenues for the international food businesses were derived from sales made in Europe. International brands include JACOBS CAFE, GEVALIA, CARTE NOIRE, JACQUES VABRE, KAFFE HAG, GRAND' MERE, KENCO, SAIMAZA and SPLENDID coffees; MILKA, SUCHARD, COTE D'OR, MARABOU, TOBLERONE, FREIA, TERRY'S, DAIM and CALLARD & BOWSER confectionery products; HOLLYWOOD chewing gum; DAIRYLEA, EL CASERIO and INVERNIZZI cheeses; MIRACOLI pasta dinners and sauces; VEGEMITE spread; ESTRELLA and MAARUD snacks; and SIMMENTHAL and NEGRONI meats as well as a variety of products sold by Kraft in the United States, including PHILADELPHIA BRAND cream cheese. In 1996, Philip Morris International acquired nearly all of the remaining voting shares of Industrias de Chocolate Lacta S.A., the leading confectionery company in Brazil.

DISTRIBUTION, COMPETITION AND RAW MATERIALS

    Kraft's products in North America are generally sold to supermarket chains, wholesalers, club stores, mass merchandisers, distributors, convenience stores, individual stores and other retail food outlets. Products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Selling efforts are supported by national and regional advertising on television and radio and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. Subsidiaries and affiliates of Kraft Foods International and Philip Morris International sell their food products primarily in the same manner and also engage the services of independent sales offices and agents. Advertising is tailored by product and country to reach targeted audiences.

    Kraft is subject to highly competitive conditions in all aspects of its business. Competitors include large national and international companies and numerous local and regional companies. Its food products also compete with generic products and private-label products of food retailers, wholesalers and cooperatives. Kraft competes primarily on the basis of product quality, service, marketing, advertising and price.

    Kraft is a major purchaser of milk, cheese, green coffee beans, cocoa, corn, wheat, poultry, pork, beef, vegetable oil, and sugar and other sweeteners. Kraft continuously monitors worldwide supply and cost trends of these commodities to enable it to take appropriate action to obtain ingredients needed for production.

    Kraft purchases all of its milk requirements and a substantial portion of its cheese requirements from independent sources, principally from cooperatives and individual producers. The prices for United States milk and other dairy product purchases are substantially influenced by government programs, as well as market supply and demand.

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

    A significant cost item in confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by market supply and demand and changes in the value of the British pound sterling relative to certain other currencies.

    The purchase price of poultry and meat cuts is the major factor in the cost of Kraft's processed meat products. Poultry and meat prices are cyclical and are affected by market supply and demand.

    Kraft is also a major user of packaging materials purchased from many suppliers.

    The prices paid for raw materials used in food products generally reflect external factors such as weather conditions, commodity market activities, currency fluctuations, and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of government actions and/or market forces (which would directly affect the cost of products and value of inventories), Kraft and Philip Morris International believe such raw materials to be in adequate supply and generally available from numerous sources.

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

    Almost all of the activities of the Company's food operations outside of the United States are subject to local and national regulations similar to those applicable to Kraft's United States businesses and, in some cases, international regulatory provisions (such as those of the European Community) relating to labeling, packaging, food content, pricing, marketing and advertising, and related areas.

                                      BEER

PRODUCTS

    Miller's brands include MILLER LITE, MILLER LITE ICE, MILLER GENUINE DRAFT, MILLER GENUINE DRAFT LIGHT, MILLER BEER and ICEHOUSE in the premium segment; the MILLER HIGH LIFE FAMILY, including MILLER HIGH LIFE, MILLER HIGH LIFE LIGHT and MILLER HIGH LIFE ICE, and RED DOG in the near-premium segment; Lowenbrau, brewed and sold in the United States under license from Lowenbrau Munchen AG in the above-premium segment; MEISTER BRAU, MILWAUKEE'S BEST and MAGNUM MALT LIQUOR in the below-premium segment; and SHARP'S non-alcohol brew. Miller's brands in the specialty segment are LEINENKUGEL, CELIS and SHIPYARD. Miller also owns a majority interest in Molson USA, LLC, one of the largest beer importers in the United States, whose brands include MOLSON and FOSTER'S. Other brands in the import segment include PRESIDENTE and ASAHI.

    Miller's total shipment volume (which excludes international shipments of Miller products by other brewers under license and contract brewing arrangements) of 43.7 million barrels for 1997 decreased 0.3% from 1996, reflecting lower export shipments of premium-priced brands, partially offset by increased domestic shipments. Miller's estimated market share of the U.S. malt beverage industry (based on shipments) was 21.8% in 1997, the same as in the prior year. Wholesalers' sales of Miller's products to retailers in 1997 increased slightly from 1996, reflecting higher sales of MILLER LITE, as Miller's new advertising and promotional campaigns renewed focus on major brands. Domestic shipments rose 0.8%, while export shipments decreased in 1997, reflecting a shift toward international licensing and contract brewing arrangements. International sales of Miller products under such arrangements more than offset the 1997 decrease in export shipments. Total shipments of premium-priced brands in 1997 decreased slightly to 81.9% of total shipments, down from 82.5% in 1996.

    The following table sets forth, based on shipments (including imports and exports), the U.S. industry's sales of beer and brewed non-alcohol beverages, as estimated by Miller; Miller's unit sales; and Miller's estimated share of industry sales:

YEARS ENDED                                                                             MILLER'S
DECEMBER 31                                            INDUSTRY        MILLER       SHARE OF INDUSTRY
---------------------------------------------------  -------------  -------------  -------------------
                                                      (IN THOUSANDS OF BARRELS)            (%)
1997...............................................       200,700        43,675              21.8
1996...............................................       200,707        43,799              21.8
1995...............................................       198,754        45,006              22.6

    During 1997, Miller sold its 20% interest in Molson Breweries of Canada, and a minority ownership interest in Molson USA, LLC. During 1996, Miller initiated a number of actions intended to restore growth, streamline its organization and reduce costs, including a workforce reduction.

DISTRIBUTION, COMPETITION AND RAW MATERIALS

    Beer is distributed primarily through independent wholesalers. The United States malt beverage industry is highly competitive, with the principal methods of competition being product quality, price, distribution, marketing and advertising. Miller engages in a wide variety of advertising and sales promotion activities. Barley malt, hops, corn grits and water represent the principal ingredients used in manufacturing Miller's products, and are generally available in the market. The production process, which includes fermentation and aging periods, is conducted throughout the year. Containers (bottles, cans and kegs) for beer are purchased from various suppliers.

REGULATION

    The Alcoholic Beverage Labeling Act of 1988 requires all alcoholic beverages manufactured for sale in the United States to include the following statement on containers: "GOVERNMENT WARNING: (1) According to the Surgeon General, women should not drink alcoholic beverages during pregnancy because of the risk of birth defects; (2) Consumption of alcoholic beverages impairs your ability to drive a car or operate machinery and may cause health problems." The statute empowers the Bureau of Alcohol, Tobacco and Firearms to regulate the size and format of the warning.

    The federal excise tax is 32 cents per package of six 12-ounce containers. Excise taxes, sales taxes and other taxes affecting beer are also levied by various states, counties and municipalities. In the opinion of Miller, increases in excise taxes have had, and could continue to have, an adverse effect on shipments.

    Advertising of alcoholic beverages, including beer, has come under increased scrutiny by governmental agencies and others. The FTC's Division of Advertising Practices conducted an investigation of advertising of alcoholic beverages. Following discussions between representatives of the Beer Institute, of which Miller is a member, and senior FTC officials, a number of revisions to the Beer Institute Advertising and Marketing Code were made.

    Key changes to the Code include the following: a revised introduction clarifying that the Code applies to advertising and marketing in cyberspace, including the Internet; an undertaking that the Beer Institute will make a list of brewer web sites available to all major Internet service providers so they can be included in parental control software; and an obligation for brewers to include additional notices on their web sites reminding users of the legal purchase age. Consistent with brewers' commitment to marketing their products only to persons of legal purchase age, the revised Code requires that TV survey data purchased by brewers reflect the proportion of viewers in the sample survey who are over legal purchase age and also obligates brewers to review their ad placements at least every six months to insure the majority of viewers of brewer-sponsored TV programs are above the legal purchase age.

                       FINANCIAL SERVICES AND REAL ESTATE

    Philip Morris Capital Corporation ("PMCC") invests in leveraged and direct finance leases, other tax-oriented financing transactions and third-party financial instruments. During 1997, PMCC sold its wholly-owned subsidiary, Mission Viejo Company, which was engaged in land planning, development and sales activities in Southern California and in the Denver, Colorado area. Total assets of PMCC were $5.9 billion at December 31, 1997, and 1996, reflecting an increase in net finance assets, offset by the sale of real estate assets.

                                 OTHER MATTERS

CUSTOMERS

    None of the Company's business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the Company's results of operations.

EMPLOYEES

    At December 31, 1997, the Company employed approximately 152,000 people worldwide.

    On February 25, 1998, the Company announced voluntary early retirement and separation programs for salaried and hourly employees, primarily at PM Inc.'s manufacturing facilities in Richmond, Virginia and Louisville, Kentucky. It is estimated that approximately 1,900 employees are likely to be affected by the programs, which do not apply to the Company's food or beer operations. The Company estimates that the programs will result in pretax charges in the first and second quarters of 1998 totalling approximately $290 million.

TRADEMARKS

    Trademarks are of material importance to all three of the Company's consumer products businesses and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

ENVIRONMENTAL REGULATION

    The Company and its subsidiaries are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, which imposes joint and several liability on each responsible party (commonly known as "Superfund"). In 1997, subsidiaries (or former subsidiaries) of the Company were involved in approximately 225 matters subjecting them to potential remediation costs under Superfund or otherwise. The Company and its subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had and is not expected to have a material adverse effect on the Company's results of operations, capital expenditures or financial position.

SHARE REPURCHASE PROGRAM

    During 1997, the Company repurchased 18.2 million shares of its Common Stock. Of these purchases, 16.9 million shares were made pursuant to remaining authority under the Company's repurchase program, announced in 1994, to purchase up to $6.0 billion of its Common Stock in the open market. The remaining shares were repurchased under an $8.0 billion share repurchase program approved by the Board of Directors in the first quarter of 1997. In view of the uncertainty surrounding the proposed Resolution discussed above in Item 1, the Company has suspended its share repurchase program and has not repurchased any shares since April 1997.

COMMON STOCK SPLIT

    In February 1997, the Company declared a three-for-one split of its Common Stock, effected by a distribution on April 10, 1997, of two shares for each share held of record at the close of business on March 17, 1997. All share and per-share data reported in the Company's consolidated financial statements, incorporated herein by reference to the Company's 1997 Annual Report, have been restated to reflect this stock split for all periods presented.

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

    The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, and the effects of price increases related to tobacco litigation settlements and, if implemented, of the proposed Resolution discussed above. Each of the Company's operating subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. The performance of each of Philip Morris International and Kraft Foods International is affected by foreign economies and currency movements. Developments in any of these areas, which are more fully described elsewhere in Part I hereof and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") on pages 21-35 of the Company's 1997 Annual Report, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    The amounts of operating revenues, operating profit and identifiable assets attributable to each of the Company's geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 12 to the Company's consolidated financial statements, incorporated herein by reference to the Company's 1997 Annual Report.

    Subsidiaries of the Company export tobacco and tobacco-related products, coffee products, grocery products, cheese, processed meats and beer. In 1997, the value of all exports from the United States by these subsidiaries amounted to approximately $6.7 billion.

ITEM 2. DESCRIPTION OF PROPERTY.

TOBACCO PRODUCTS

    PM Inc. owns nine tobacco manufacturing and processing facilities--six in the Richmond, Virginia, area, two in Louisville, Kentucky, and one in Cabarrus County, North Carolina. Subsidiaries and affiliates of Philip Morris International own, lease or have an interest in 52 cigarette or component manufacturing facilities in 29 countries outside the United States, including cigarette manufacturing facilities in Bergen Op Zoom, the Netherlands, and in Berlin, Germany.

FOOD PRODUCTS

    The Company's subsidiaries have 54 manufacturing and processing facilities and 252 distribution centers and depots throughout the United States, as well as 103 foreign manufacturing and processing facilities in 35 countries, and various distribution and other facilities outside the United States. All significant plants and properties used for production of food products are owned, although the majority of the domestic distribution centers and depots are leased.

BEER

    Miller owns and operates eight breweries, located in Milwaukee, Wisconsin
(two); Fort Worth, Texas; Eden, North Carolina; Albany, Georgia; Irwindale, California; Trenton, Ohio; and Chippewa Falls, Wisconsin. Miller owns a majority interest in the Celis Brewery in Austin, Texas, and the Shipyard Brewery in Portland, Maine. Miller also owns a hops-processing facility in Wisconsin, and owns or leases warehouses in several locations.

GENERAL

    The plants and properties owned and operated by the Company's subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs. In the fourth quarter of 1993, the Company provided for the costs of restructuring its worldwide operations. The charge related primarily to the downsizing or closure of approximately 40 manufacturing and other facilities. Write-downs of such facilities included in the restructuring charge were, on a pretax basis, $429 million, of which $141 million,

$211 million and $77 million related to tobacco, food and beer facilities, respectively. The 1993 restructuring and its impact on the Company's financial statements are described in the MD&A, incorporated herein by reference to the Company's 1997 Annual Report.

    During 1997, the Company's international food businesses recorded a pretax charge of $342 million, related primarily to the downsizing or closure of manufacturing and other facilities, as well as the discontinuance of certain low-margin product lines. Facility write-downs included in the charge totaled $209 million.

ITEM 3. LEGAL PROCEEDINGS.

    Legal proceedings covering a wide range of matters are pending in various U.S. and foreign jurisdictions against the Company, its subsidiaries, including PM Inc., and their respective indemnitees. Various types of claims are raised in these proceedings, including products liability, consumer protection, antitrust, securities law, tax, patent infringement, employment matters and claims for contribution.

                     OVERVIEW OF TOBACCO-RELATED LITIGATION

TYPES AND NUMBER OF CASES

    Pending claims related to tobacco products generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, and (iii) health care cost recovery cases, including class actions, brought by state and local governments, unions, federal and state taxpayers, native American tribes and others seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking. Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars.

    In recent years there has been a substantial increase in the number of smoking and health cases being filed in the United States, a trend that accelerated in 1997.

    As of February 27, 1998, there were approximately 390 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company (excluding approximately 50 cases in Texas that were voluntarily dismissed but which may be refiled under certain conditions), compared with approximately 375 such cases on December 31, 1997, and 185 such cases on December 31, 1996. Many of the new cases were filed in Florida and New York. Seventeen of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS.

    In addition, as of February 27, 1998, there were approximately 50 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company (including six that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 50 such cases on December 31, 1997, and 20 such cases on December 31, 1996. Most of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products. As of February 27, 1998, there were three purported smoking and health class actions pending overseas against affiliates and subsidiaries of the Company, one each in Canada, Brazil and Nigeria.

    The number of health care cost recovery actions also increased, with approximately 105 such cases pending as of February 27, 1998, compared with approximately 105 such cases on December 31, 1997, and 25 such cases on December 31, 1996.

RECENT VERDICTS

    In August 1996, a Florida jury awarded a former smoker and his spouse $750,000 in a smoking and health case against another United States cigarette manufacturer (CARTER V. AMERICAN TOBACCO CO., ET AL.), and that manufacturer was subsequently ordered to pay approximately $1.8 million in attorneys' fees and costs. Neither PM Inc. nor the Company was a party to that litigation. The defendant in that action has appealed the verdict. Later that month, a jury returned a verdict for defendants in a smoking and health case in Indiana against United States cigarette manufacturers, including PM Inc. (ROGERS V. R.J. REYNOLDS TOBACCO COMPANY, ET AL.). Plaintiff has filed a motion seeking a new trial based on the alleged discovery of new evidence. In May and October 1997, Florida juries also returned verdicts for defendants in smoking and health cases involving another United States cigarette manufacturer (CONNOR V. R.J. REYNOLDS TOBACCO COMPANY; KARBIWNYK V. R.J. REYNOLDS TOBACCO COMPANY). In September 1997, a court in Brazil awarded plaintiffs in a smoking and health case the Brazilian currency equivalent of $81,000, attorneys' fees (in an amount to be determined by the court) and a monthly annuity for 35 years equal to two-thirds of the deceased smoker's last monthly salary (ALVES V. SOUZA CRUZ). Defendant is appealing the judgment. Neither the Company nor its affiliates were parties to that action.

THE PROPOSED RESOLUTION AND RECENT SETTLEMENTS

    In June 1997, PM Inc. and other companies in the United States tobacco industry agreed to a proposed Resolution to support federal legislation and ancillary undertakings that would resolve many of the regulatory and litigation issues affecting the industry. (See "PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES" in Item 1 above.) In furtherance of the proposed Resolution, PM Inc. and other companies in the United States tobacco industry settled health care cost recovery actions brought by the States of Mississippi, Florida and Texas, and a smoking and health class action brought on behalf of airline flight attendants, all on terms consistent with the proposed Resolution. These settlements are discussed below.

CURRENTLY PENDING TRIALS

    In January 1998, trial began in the health care cost recovery action brought by State of Minnesota and Blue Cross Blue Shield of Minnesota against PM Inc., other domestic tobacco manufacturers, and others, including the Company. Plaintiffs seek $1.7 billion in compensatory damages, disgorgement of profits, restitution, treble damages under Minnesota's antitrust statute, punitive damages, funding of smoking cessation and public education programs, civil penalties of $25,000 for each separate violation of various consumer protection statutes, civil penalties of $50,000 for each separate violation of Minnesota's antitrust statute, attorneys' fees and costs, various forms of non-monetary relief and such other legal or equitable relief as the court deems just and equitable. Under Minnesota law, joint and several liability applies. There have been a number of significant rulings and developments in this case, many of which have been adverse to defendants. Certain of these rulings and developments are discussed below under the heading "Health Care Cost Recovery Litigation--MINNESOTA TRIAL."

    Trial in an individual ETS case began in February 1998 (DUNN V. RJR NABISCO HOLDINGS CORP., ET AL.).

FUTURE TRIAL DATES

    The following health care cost recovery actions are currently scheduled for trial later in 1998: Washington (September), Arizona (October) and Oklahoma (November). Approximately 25 individual smoking and health cases are currently scheduled for trial in 1998 against PM Inc. and, in some cases, the Company, one of which is scheduled to begin in Florida in May 1998, and approximately 15 of which are scheduled to commence in Florida in June 1998. Trial in a New York smoking and health class action, previously scheduled to begin in February, has been delayed and may begin in the spring or summer of 1998 (FROSINA, ET AL. V. PHILIP MORRIS, INC.). A Florida smoking and health class action, previously scheduled for trial in February 1998, has also been delayed (ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL.). No new trial date has been set.

    A description of the smoking and health litigation, health care cost recovery litigation and certain other proceedings pending against the Company and/or its subsidiaries and affiliates follows.

                         SMOKING AND HEALTH LITIGATION

    Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal Racketeer Influenced and Corrupt Organization Act ("RICO") and state RICO statutes. Plaintiffs in these actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations, and preemption by the Federal Cigarette Labeling and Advertising Act (the "Labeling Act"). In June 1992, the United States Supreme Court held that the Labeling Act, as enacted in 1965, does not preempt common law damage claims, but that the Labeling Act, as amended in 1969, preempts claims arising after July 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Labeling Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court further held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislation to eliminate the federal preemption defense, proposed in Congress in recent years, were enacted. It is not possible to predict whether any such legislation will be enacted.

    In May 1996, the Fifth Circuit Court of Appeals held that a purported class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions (CASTANO, ET AL. V. THE AMERICAN TOBACCO COMPANY, ET AL.). Since this class decertification, lawyers for plaintiffs have filed numerous smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states and raise "addiction" claims similar to those raised in the CASTANO case and, in some cases, claims of physical injury as well. As of February 27, 1998, smoking and health class actions were pending in Alabama, Arkansas, California, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, South Dakota, Tennessee, Texas, Utah, West Virginia and Wisconsin, as well as in Canada, Brazil and Nigeria. As of February 27, 1998, classes had been certified in five of these smoking and health class actions, in Florida, Louisiana, Maryland and New York (2), and class certification had been denied or reversed in three cases involving PM Inc., in Louisiana, the District of Columbia and Pennsylvania. A number of these class certification decisions are under appeal. One smoking and health class action was settled in 1997 as discussed below.

THE Broin SETTLEMENT

    The BROIN, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL. class action was settled in October 1997 by PM Inc. and other companies in the domestic tobacco industry.

    The BROIN class consisted of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from various diseases and disorders caused by their exposure to second-hand smoke in airline cabins." Under the settlement, the settling defendants will pay $300 million to establish a foundation to sponsor scientific research with respect to diseases associated with cigarette smoking. These funds will be paid in three equal annual installments, with interest. Settling defendants also agreed to pay attorneys' fees of up to $46 million and costs of $3 million, subject to court approval. PM Inc.'s share of all the foregoing payments (exclusive of interest) is approximately $175 million and was charged to expense in the third quarter of 1997. Under the settlement, all defendants (and certain other entities and persons) are released from liability for the claims asserted in the present action. Each individual member of the class, however, may later bring an individual action for diseases and conditions existing on or before January 15, 1997 ("retained claims"), based upon certain legal theories against the settling defendants, but may only seek compensatory, and not punitive, damages.

    The defendants expressly did not admit liability for injury of any member of the settlement class or that ETS can cause any disease. In any individual lawsuits brought by members of the settlement class for retained claims, the settling defendants would assume the burden of proof as to whether ETS can cause certain conditions, but the plaintiff would retain the burden of proving that his or her condition was caused by exposure to ETS. The settling defendants have also agreed not to raise a statute of limitations defense with respect to any retained claims brought by a member of the settlement class within one year after final court approval of the settlement. The settlement does not apply to, nor does it have any effect on, "future" claims brought by members of the settlement class for any new and unrelated diseases or conditions arising after January 15, 1997.

    Trial court approval of the BROIN settlement was granted in February 1998, but this approval has been appealed by a number of individuals. No payments with respect to either the research fund or attorneys' fees will be due until final appellate court approval of the settlement. The ultimate outcome of the appeals cannot be predicted.

                      HEALTH CARE COST RECOVERY LITIGATION

    In certain of the pending proceedings, foreign, state and local government entities, unions, federal and state taxpayers, native American tribes and others seek reimbursement for Medicaid and/or other health care expenditures allegedly caused by tobacco products and, in some cases, for future expenditures and damages as well. Certain of these cases purport to be brought on behalf of a class of plaintiffs, and in some cases, the class has been certified by the court. In one health care cost recovery case, private citizens seek recovery of alleged tobacco-related health care expenditures incurred by the federal Medicare program. In one purported class action, Blue Cross/Blue Shield subscribers in the United States are seeking reimbursement of allegedly increased medical insurance premiums caused by tobacco products. In the native American cases, claims are also asserted for alleged lost productivity of tribal government employees. Other relief sought by some but not all plaintiffs includes punitive damages, treble/multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields, and payment of attorney and expert witness fees.

    The claims asserted in these health care cost recovery actions vary. In most cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking, and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under federal and state statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under federal and state RICO statutes.

    Defenses raised include failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), lack of antitrust injury, federal preemption, lack of proximate cause and statute of limitations. In addition, defendants argue that they should be entitled to "set-off" any alleged damages to the extent the plaintiff benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer or a state) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring an action on behalf of each individual health care recipient and should be subject to all defenses available against the injured party. In certain of these cases, defendants have also challenged the ability of the plaintiffs to use contingency fee counsel to prosecute these actions. Further, certain cigarette companies, including PM Inc., have filed declaratory judgment actions in a number of states seeking to block the state's health care cost recovery action and/or to prevent the state from hiring contingency fee counsel.

    As of February 27, 1998, there were approximately 105 health care cost recovery cases pending against PM Inc. and, in some cases, the Company, including cases filed by states, through their attorneys general and/or other state agencies, in Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Utah, Vermont, Washington, West Virginia and Wisconsin. In addition, approximately 45 of the pending health care cost recovery actions were filed by unions, eight by city and county governments, six by federal and state taxpayers and four by native American tribes. Health care cost recovery actions have also been brought by the Republic of the Marshall Islands and the Commonwealth of Puerto Rico. Three health care cost recovery cases were settled recently as discussed below.

THE MISSISSIPPI, FLORIDA AND TEXAS SETTLEMENTS

    In June 1997, PM Inc. and other companies in the United States tobacco industry agreed to a proposed Resolution to support federal legislation and ancillary undertakings that would resolve much of the litigation facing the United States tobacco industry. (See "PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES" in Item 1 above.) In furtherance of the proposed Resolution, PM Inc. and other companies in the United States tobacco industry settled health care cost recovery actions brought by the States of Mississippi, Florida and Texas on terms consistent with the proposed Resolution. The Mississippi action was settled in July 1997, Florida was settled in September 1997 and Texas was settled in January 1998. Copies of the settlement agreements are filed as Exhibits to this Form 10-K, and the discussion herein is qualified by reference thereto.

    Under the Mississippi settlement agreement, the settling defendants paid $170 million, representing Mississippi's estimated share of the $10 billion initial payment under the proposed Resolution, and paid an additional $15 million to reimburse Mississippi and its private counsel for out-of-pocket costs. The settling defendants also paid approximately $62 million to support a pilot program aimed at reducing the use of tobacco products by persons under the age of eighteen. PM Inc.'s share of all the foregoing payments, approximately $153 million, was charged to expense in the third quarter of 1997.

    Beginning December 31, 1998, the settling defendants will pay Mississippi amounts based on its anticipated share of the annual industry payments under the proposed Resolution. These payments, which (except for the payment with respect to 1998) will be adjusted as provided in the proposed Resolution, are estimated to be $68 million with respect to 1998 and will increase annually thereafter to an estimated $136 million by 2003, continuing at that level thereafter, and will be allocated among the settling defendants in accordance with their relative unit volume of domestic tobacco product sales.

    Under the Florida settlement agreement, the settling defendants paid $550 million, representing Florida's estimated share of the $10 billion initial payment under the proposed Resolution, and also reimbursed Florida's expenses and those of its private counsel. The settling defendants also paid $200 million to support a pilot program by Florida aimed at reducing the use of tobacco products by persons under the age of eighteen. PM Inc.'s share of all the foregoing payments, approximately $484 million, was charged to expense in the third quarter of 1997.

    On September 15, 1998, and annually thereafter on December 31, the settling defendants will make ongoing payments to Florida in the following estimated amounts--1998: $220 million; 1999: $247.5 million; 2000: $275 million; 2001:
$357.5 million; 2002: $357.5 million; and each year thereafter: $440 million. These amounts are projected to approximate that portion of the annual industry payments under the proposed Resolution that is contemplated to be paid to Florida. These payments (except for the payment with respect to 1998) will be adjusted as provided in the proposed Resolution and will be allocated among the settling defendants in accordance with their relative unit volume of domestic tobacco product sales.

    Under the Texas settlement agreement, the settling defendants agreed to pay Texas an up-front payment of $725 million in 1998, representing Texas's estimated share of the $10 billion initial payment under the proposed Resolution, and agreed to reimburse Texas and its private counsel for expenses in the estimated amount of $45 million. The settling defendants also agreed to pay Texas $264 million to support a pilot program aimed at reducing the use of tobacco by persons under the age of eighteen. PM Inc.'s share of all of the foregoing payments, approximately $645 million, was charged to expense in the fourth quarter of 1997.

    Beginning in November and December 1998, and on December 31 of each subsequent year, the settling defendants will pay Texas 7.25% of the annual industry payments contemplated to be paid to the states under the proposed Resolution. These payments, which (except for the payments with respect to 1998) will be adjusted as provided in the proposed Resolution, will be in the following estimated amounts--1998: $290 million; 1999: $326 million; 2000: $363 million; 2001: $471 million; 2002: $471 million; and 2003 and each year thereafter: $580 million. These payments will be allocated among the settling defendants in accordance with their relative unit volume of domestic tobacco product sales.

    Several county hospitals, local governments and others in Texas have filed motions challenging the applicability of the Texas settlement agreement to the health care cost recovery claims of such entities. The effect and the ultimate outcome of these challenges cannot be predicted.

    The settling defendants have also agreed to pay reasonable attorneys' fees of private contingency fee counsel of Mississippi, Florida and Texas as set by a panel of independent arbitrators. Each of these payments would be allocated among the settling defendants in accordance with their relative unit volume of domestic tobacco product sales and will be subject to an aggregate national annual cap of $500 million. Certain of Florida's private contingency fee counsel have challenged the attorneys' fees provision set forth in the Florida settlement agreement, arguing that the settlement agreement has no effect on their rights under their contingency fee agreement with Florida. In November 1997, the court ordered all parties to comply with the provisions for obtaining attorneys' fees, as set forth in the settlement agreement. Certain contingency fee counsel are appealing this ruling. One of these contingency fee counsel has filed suit against PM Inc. and others alleging, among other things, tortious interference with such counsel's contingency fee agreement with the State.

    If legislation implementing the proposed Resolution or its substantial equivalent is enacted, the settlements will remain in place, but the terms of the federal legislation will supersede the settlement agreements (except for the terms of the pilot programs and payments thereunder, the initial payments and the annual payments with respect to 1998), and the other payments described above will be adjusted so that Mississippi, Florida and Texas will receive the same payments as they would receive under such legislation.

    If the settling defendants enter into any future pre-verdict settlement agreement with a non-federal governmental plaintiff on more favorable terms (after due consideration of relevant differences in population or other appropriate factors), Mississippi, Florida and Texas will obtain treatment at least as relatively favorable as such governmental plaintiff.

    If federal legislation implementing the proposed Resolution or its substantial equivalent is enacted, the parties contemplate that Mississippi, Florida and Texas and any other state that has made an exceptional contribution to secure resolution of these matters may apply to a panel of independent arbitrators for reasonable compensation for its efforts in securing the proposed Resolution. The settling defendants have agreed not to oppose applications for $75 million by Mississippi, $250 million by Florida and $329.5 million by Texas, subject to a nationwide annual cap for all such payments of $100 million.

    Finally, the settlement agreements provide that they are not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and were entered into by the settling defendants solely to avoid the further expense, inconvenience, burden and uncertainty of litigation.

MINNESOTA TRIAL

    Trial in the Minnesota health care cost recovery action began in January 1998. Plaintiffs seek $1.7 billion in compensatory damages, disgorgement of profits, restitution, treble damages under Minnesota's antitrust statute, punitive damages, funding of smoking cessation and public education programs, civil penalties of $25,000 for each separate violation of various consumer protection statutes, civil penalties of $50,000 for each separate violation of Minnesota's antitrust statute, attorneys' fees and costs, various forms of non-monetary relief and such other relief as the court deems just and equitable. Under Minnesota law, joint and several liability applies.

    Prior to trial, in December 1997, the court imposed sanctions on certain companies, other than PM Inc. and the Company, for alleged failure to produce certain documents and to answer discovery questions properly. Sanctions included fines and revocation of the privileged status of certain documents. The court further stated that it would impose one or more of the following sanctions, or any other sanction, that the court deems just in light of any prejudice to plaintiffs' case as a result of the alleged discovery abuses: plaintiffs will be permitted to present to the jury the failure to provide discovery and the court will instruct the jury that it may draw a negative inference from such failure; the court will order that plaintiffs' allegations against these companies that rest upon the information ordered produced (smoking and health research and marketing/advertising) be deemed established; and the court will enter default judgment against these companies.

    In January 1998, the court denied defendants' motion to strike the jury panel. Defendants had argued that the process of selecting the jury was unfair and had led to the selection of a jury that is inherently biased against defendants.

    In January and February 1998, the court issued a number of rulings on summary judgment motions, denying defendants' motion based on statute of limitations and federal preemption and plaintiffs' motion based on non-statutory claims (special duty, unjust enrichment, and performance of a duty of another) and antitrust claims. The court also denied defendants' motion seeking to prohibit plaintiffs from recovering the federal government's share of Medicaid expenses and denied a motion to prevent plaintiffs from seeking disgorgement of profits under certain counts. The court also denied defendants' motion for partial summary judgment based on plaintiffs' inability to prove causation or damages and based on defendants' right to petition (I.E., lobby) the government.

    In February 1998, the Special Master appointed by the court to review defendants' assertions of privilege found that over 30,000 documents should be produced on the grounds that they were either not privileged or, if privileged, were discoverable under the crime-fraud exception to the privilege. The finding is preliminary and is on appeal to the trial court. In an earlier ruling on the discoverability of certain documents as to which defendants asserted a privilege, the trial court adopted a report of the Special Master recommending release of over 800 documents as either not being privileged or, if privileged, subject to the crime-fraud exception.

    The court has also issued the following rulings, among others: defendants cannot argue that plaintiff Blue Cross/Blue Shield passed any increased health care costs on to smokers through differential premiums, but defendants can introduce evidence of differential premiums to the extent it is relevant in apportioning fault and establishing the defense of unclean hands; defendants cannot raise affirmative defenses based on conduct of individual smokers, but can introduce evidence relating to individual smokers to the extent that individual conduct is relevant to the causal chain between defendants' conduct and plaintiffs' injury; defendants cannot argue that the State's statistical model is flawed because it does not take into account the reduction in health care costs occasioned by the premature deaths of smokers; defendants cannot introduce certain research results; defendants can present evidence of the State's distribution of cigarettes and failure to enforce youth smoking laws; defendants can present evidence regarding the reasonableness of smoking-related actions taken by the Minnesota legislature; plaintiffs may present evidence of defendants' alleged discovery abuses; and plaintiffs can show the jury the videotaped deposition of a former employee of PM Inc., who asserted his Fifth Amendment right not to testify.

                            ------------------------

    Tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of unpaid taxes assessed to date is alleged to be the Italian lira equivalent of $2.5 billion. In addition, the Italian lira equivalent of $6.0 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received in respect of 1996 and 1997. In September 1997, in the first of several appeals filed by affiliates of the Company, the Italian administrative tax court in Milan overturned one of the assessments for value-added taxes. A hearing on a second appeal was held in October 1997, and hearings on additional appeals were held in December 1997 and January 1998. Additional hearings are anticipated over the course of 1998. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted charges of tax evasion to remain pending. In February 1998, the tax evasion charges were dismissed by the criminal court in Naples following a determination that jurisdiction was not proper, and the case file was transmitted to a public prosecutor in Milan where a preliminary investigations judge will make a new determination as to whether there should be a trial on these charges. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending tax assessments and pending proceedings.
                            ------------------------

    On March 5, 1998, Kraft received a "Notice of Violation and Proposed Settlement" from the San Joaquin Valley Unified Air Pollution Control District (the "Pollution Control District") alleging that a subsidiary of Kraft had violated the terms of its air emissions permit. The Pollution Control District is seeking a civil penalty of $281,574 in settlement of this matter.

                            ------------------------

    It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention, including a decision by a federal district court on a motion for summary judgment not to preclude the FDA from asserting jurisdiction over cigarettes as "drugs" or

"medical devices," which decision is now under appeal. These developments, as well as the widespread media attention given to the proposed Resolution discussed in Item 1 above and the settlements of the Mississippi, Florida and Texas health care cost recovery actions and the BROIN class action, may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

    Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation or by the proposed Resolution discussed in Item 1 above or by settlement, if any, of certain pending cases. However, implementation of the proposed Resolution should resolve the most significant tobacco litigation against the Company and its subsidiaries. Furthermore, the Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. Except as described in Item 1 above, under the heading "PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES--EFFECTS ON LITIGATION," all such cases are, and will continue to be, vigorously defended.

    Reference is made to Note 15, incorporated herein by reference to the Company's 1997 Annual Report, for a description of certain pending legal proceedings, and Exhibit 99 to this Form 10-K for a list of pending smoking and health class actions, health care cost recovery actions, and certain other actions, and for a description of certain developments in such proceedings. Copies of Note 15 and Exhibit 99 are available upon written request to the Corporate Secretary, Philip Morris Companies Inc., 120 Park Avenue, New York, NY 10017.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE COMPANY

    The following are the executive officers of the Company as of March 1, 1998:

NAME                                                                          OFFICE                             AGE
-----------------------------------------------------  -----------------------------------------------------     ---
Geoffrey C. Bible....................................  Chairman of the Board and Chief Executive Officer              60
John D. Bowlin.......................................  President and Chief Executive Officer of Kraft Foods
                                                         International, Inc.                                          47
Murray H. Bring......................................  Vice Chairman, External Affairs, and General Counsel           63
Bruce S. Brown.......................................  Vice President, Taxes                                          58
Louis C. Camilleri...................................  Senior Vice President and Chief Financial Officer              43
Siw de Gysser........................................  Vice President, Corporate Planning                             54
Nancy J. De Lisi.....................................  Vice President and Treasurer                                   47
Robert A. Eckert.....................................  President and Chief Executive Officer of Kraft Foods,
                                                         Inc.                                                         43
Andreas Gembler......................................  President and Chief Executive Officer, Philip Morris
                                                         International Inc.                                           54
Marc S. Goldberg.....................................  Senior Vice President, Worldwide Operations and
                                                         Technology                                                   54
G. Penn Holsenbeck...................................  Vice President, Associate General Counsel and
                                                         Corporate Secretary                                          51
John N. MacDonough...................................  Chairman and Chief Executive Officer of Miller
                                                         Brewing Company                                              54
Steven C. Parrish....................................  Senior Vice President, Corporate Affairs                       47
Timothy A. Sompolski.................................  Senior Vice President, Human Resources and
                                                         Administration                                               45
Michael E. Szymanczyk................................  President and Chief Executive Officer of Philip
                                                         Morris Incorporated                                          49
Frank T. Toscano.....................................  Vice President and Controller                                  46
William H. Webb......................................  Chief Operating Officer                                        58

    All of the above-mentioned officers, with the exception of Mr. Holsenbeck, have been employed by the Company in various capacities during the past five years. Mr. Holsenbeck was elected to his current position with the Company in January 1995. Previously, Mr. Holsenbeck held various positions with Bethlehem Steel Corporation, including Secretary and Deputy General Counsel from 1992 to January 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" on page 61 of the Company's 1997 Annual Report and made a part hereof.

ITEM 6. SELECTED FINANCIAL DATA.

    The information called for by this Item is hereby incorporated by reference to the information with respect to 1993-1997 appearing under the caption "Selected Financial Data" on pages 36 and 37 of the Company's 1997 Annual Report and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21-35 of the Company's 1997 Annual Report and made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned "Market Risk" and "Value at Risk" on pages 34 and 35 of the Company's 1997 Annual Report and made a part hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information called for by this Item is hereby incorporated by reference to the Company's 1997 Annual Report as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 61 and in the Index to Consolidated Financial Statements and Schedules (see Item 14) and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by Items 10-13 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 30, 1998, and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Index to Consolidated Financial Statements and Schedules

                                                                              REFERENCE
                                                                   --------------------------------
                                                                       FORM 10-K       1997 ANNUAL
                                                                     ANNUAL REPORT       REPORT
                                                                         PAGE             PAGE
                                                                   -----------------  -------------
Data incorporated by reference to the Company's 1997
  Annual Report:
    Consolidated Balance Sheets at December 31, 1997 and 1996....         --                38-39
    Consolidated Statements of Earnings for the years ended
      December 31, 1997, 1996 and 1995...........................         --                   40
    Consolidated Statements of Stockholders' Equity for the years
      ended December 31, 1997, 1996 and 1995.....................         --                   42
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995...........................         --                40-41
    Notes to Consolidated Financial Statements...................         --                43-61
    Report of Independent Accountants............................         --                   62
  Data submitted herewith:
    Report of Independent Accountants............................            S-1           --
    Financial Statement Schedule--Valuation and Qualifying
      Accounts...................................................            S-2           --

    Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

    (b) Reports on Form 8-K: No Current Reports on Form 8-K were filed during the last quarter of the period for which this Report is filed. Subsequent to the last quarter of the period for which this Report is filed, the Company filed Current Reports on Form 8-K dated January 16, 1998, and January 28, 1998, and a Form 8-K/A dated February 17, 1998.

    (c) The following exhibits are filed as part of this Report (Exhibit Nos. 10.1-10.16 are management contracts, compensatory plans or arrangements):

 3.1.      Restated Articles of Incorporation of the Company. (1)

 3.2.      By-Laws, as amended, of the Company.

 4.1.      Indenture dated as of August 1, 1990, between the Company and The Chase Manhattan
             Bank (formerly known as Chemical Bank), Trustee. (2)

 4.2.      First Supplemental Indenture dated as of February 1, 1991, to Indenture dated as of
             August 1, 1990, between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank), Trustee. (3)

 4.3.      Second Supplemental Indenture dated as of January 21, 1992, to Indenture dated as of
             August 1, 1990, between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank), Trustee. (4)

 4.4.      5-Year Revolving Credit Agreement dated as of October 14, 1997, among the Company, and the Initial Lenders named therein and Citibank, N.A., and The Chase Manhattan
             Bank, as Administrative Agents, and Credit Suisse First Boston, as Syndication
             Agent, and Deutsche Bank AG, New York Branch, as Documentation Agent. (5)

10.1.      Financial Counseling Program.

10.2.      Philip Morris Benefit Equalization Plan, as amended. (6)

10.3.      Form of Employee Grantor Trust Enrollment Agreement. (7)

10.4.      Automobile Policy.

10.5.      Agreement, dated October 12, 1987, between the Company and Murray H. Bring, as amended. (8)

10.6.      Agreement, dated November 1, 1989, between the Company and Murray H. Bring. (9)

10.7.      Form of Employment Agreement between the Company and its executive officers. (9)

10.8.      Supplemental Management Employees' Retirement Plan of the Company, as amended.

10.9.      The Philip Morris 1992 Incentive Compensation and Stock Option Plan.

10.10.     1992 Compensation Plan for Non-Employee Directors, as amended. (10)

10.11.     Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996. (7)

10.12.     The Philip Morris 1987 Long Term Incentive Plan.

10.13.     Form of Executive Master Trust between the Company, The Chase Manhattan Bank
             (formerly known as Chemical Bank) and Handy Associates. (9)

10.14.     1997 Performance Incentive Plan. (11)

10.15.     Philip Morris Long-Term Disability Benefit Equalization Plan, as amended.

10.16.     Philip Morris Survivor Income Benefit Equalization Plan, as amended.

10.17.     Memorandum of Understanding related to proposed resolution of certain U.S.
             litigation and regulation issues. (12)

10.18.     Comprehensive Settlement Agreement and Release dated October 17, 1997, related to settlement of Mississippi health care cost recovery action.

10.19.     Settlement Agreement dated August 25, 1997, related to settlement of Florida health care cost recovery action. (13)

10.20.     Comprehensive Settlement Agreement and Release dated January 16, 1998, related to settlement of Texas health care cost recovery action. (14)

12.        Statements re computation of ratios. (15)

13.        Pages 21-62 of the Company's 1997 Annual Report, but only to the extent set forth in
             Items 1-3, 5-7, 7A, 8 and 14 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the
             Company's 1997 Annual Report is not to be deemed "filed" as part of this Report.

21.        Subsidiaries of the Company.

23.        Consent of independent accountants.

24.        Powers of attorney.

99.        Certain Pending Litigation Matters and Recent Developments.

------------------------

 (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990.

 (3) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991.

 (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992.

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(11) Incorporated by reference to the Company's proxy statement dated March 10, 1997.

(12) Incorporated by reference to the Company's Current Report on Form 8-K dated June 20, 1997.

(13) Incorporated by reference to the Company's Current Report on Form 8-K dated August 25, 1997.

(14) Incorporated by reference to the Company's Current Report on Form 8-K dated January 16, 1998.

(15) Incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 1998, as amended by Form 8-K/A dated February 17, 1998.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                PHILIP MORRIS COMPANIES INC.

                                By:            /s/ GEOFFREY C. BIBLE
                                     -----------------------------------------
                                                 (Geoffrey C. Bible
                                             Chairman of the Board and
                                              Chief Executive Officer)
Date: March 5, 1998

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

              SIGNATURE                          TITLE                 DATE
-------------------------------------  -------------------------- --------------
        /s/ GEOFFREY C. BIBLE          Director, Chairman of the
-------------------------------------    Board and Chief          March 5, 1998
         (Geoffrey C. Bible)             Executive Officer

       /s/ LOUIS C. CAMILLERI
-------------------------------------  Senior Vice President and  March 5, 1998
        (Louis C. Camilleri)             Chief Financial Officer

        /s/ FRANK T. TOSCANO
-------------------------------------  Vice President and         March 5, 1998
         (Frank T. Toscano)              Controller

* ELIZABETH E. BAILEY, MURRAY H.
    BRING, HAROLD BROWN,
    WILLIAM H. DONALDSON, JANE
    EVANS, ROBERT E. R. HUNTLEY,
    RUPERT MURDOCH, JOHN D.
    NICHOLS, LUCIO A. NOTO,
    RICHARD D. PARSONS,
    ROGER S. PENSKE, JOHN S.
    REED, CARLOS SLIM HELU,
    STEPHEN M. WOLF,                   Directors

     *BY: /S/ LOUIS C. CAMILLERI
-------------------------------------
         (Louis C. Camilleri
          Attorney-in-fact)                                       March 5, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on our audits of the consolidated financial statements of Philip Morris Companies Inc. has been incorporated by reference in this Form 10-K from the 1997 annual report to stockholders of Philip Morris Companies Inc. and appears on page 62 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14(a) on page 28 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /S/ COOPERS & LYBRAND L.L.P.

New York, New York
January 26, 1998

                 PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

                                                                              COL. C
                                                                   ----------------------------
                                                        COL. B              ADDITIONS                              COL. E
                                                      -----------  ----------------------------                 -------------
                       COL. A                         BALANCE AT    CHARGED TO     CHARGED TO       COL. D       BALANCE AT
----------------------------------------------------   BEGINNING     COSTS AND        OTHER      -------------     END OF
                    DESCRIPTION                        OF PERIOD     EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
----------------------------------------------------  -----------  -------------  -------------  -------------  -------------
                                                                                       (A)            (B)
1997:
CONSUMER PRODUCTS:
  Allowance for discounts...........................   $       5     $     534      $      --      $     531      $       8
  Allowance for doubtful accounts...................         167            35            (13)            32            157
  Allowance for returned goods......................           5            66             --             65              6
                                                           -----         -----            ---          -----          -----
                                                       $     177     $     635      $     (13)     $     628      $     171
                                                           -----         -----            ---          -----          -----
                                                           -----         -----            ---          -----          -----
FINANCIAL SERVICES AND REAL ESTATE:
  Allowance for losses..............................   $     101     $      --      $      --      $      --      $     101
                                                           -----         -----            ---          -----          -----
                                                           -----         -----            ---          -----          -----
1996:
CONSUMER PRODUCTS:
  Allowance for discounts...........................   $      12     $     492      $      --      $     499      $       5
  Allowance for doubtful accounts...................         163            27             16             39            167
  Allowance for returned goods......................           3            64             --             62              5
                                                           -----         -----            ---          -----          -----
                                                       $     178     $     583      $      16      $     600      $     177
                                                           -----         -----            ---          -----          -----
                                                           -----         -----            ---          -----          -----
FINANCIAL SERVICES AND REAL ESTATE:
  Allowance for losses..............................   $     101     $      --      $      --      $      --      $     101
                                                           -----         -----            ---          -----          -----
                                                           -----         -----            ---          -----          -----
1995:
CONSUMER PRODUCTS:
  Allowance for discounts...........................   $      15     $     551      $      --      $     554      $      12
  Allowance for doubtful accounts...................         168            35            (12)            28            163
  Allowance for returned goods......................           4            40             --             41              3
                                                           -----         -----            ---          -----          -----
                                                       $     187     $     626      $     (12)     $     623      $     178
                                                           -----         -----            ---          -----          -----
                                                           -----         -----            ---          -----          -----
FINANCIAL SERVICES AND REAL ESTATE:
  Allowance for losses..............................   $     104     $      --      $      --      $       3      $     101
                                                           -----         -----            ---          -----          -----
                                                           -----         -----            ---          -----          -----

------------------------

Notes:

(a) Related to divestitures, acquisitions and currency translation.

(b) Represents charges for which allowances were created.