Form 10-Q
period 1998-03-31
PHILIP MORRIS COMPANIES INC
filed 1998-05-15
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                          Commission file number 1-8940

                          Philip Morris Companies Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                                           13-3260245
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

   120 Park Avenue, New York, New York                        10017
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (212)  880-5000
                                                  -----------------------------
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ----

     At April 30, 1998, there were 2,429,367,099 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                       Page No.

PART I --  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

           Condensed Consolidated Balance Sheets at
              March 31, 1998 and December 31, 1997                      3 - 4

           Condensed Consolidated Statements of Earnings for the
              Three Months Ended March 31, 1998 and 1997                  5

           Condensed Consolidated Statements of Stockholders'
              Equity for the Year Ended December 31, 1997 and the
              Three Months Ended March 31, 1998                           6

           Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1998 and 1997                7 - 8

           Notes to Condensed Consolidated Financial Statements         9 - 20


Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                     21 - 36

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings.                                             37

Item 4.    Submission of Matters to a Vote of Security Holders.           37


Item 6.    Exhibits and Reports on Form 8-K.                              38

Signature                                                                 39


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                              March 31,     December 31,
                                                1998            1997
                                              ---------     ------------


ASSETS
CONSUMER PRODUCTS
  Cash and cash equivalents                    $ 2,454         $ 2,282

  Receivables, net                               4,974           4,294

  Inventories:
    Leaf tobacco                                 4,546           4,348
    Other raw materials                          2,022           1,689
    Finished product                             3,151           3,002
                                               -------         -------

                                                 9,719           9,039

  Other current assets                           1,817           1,825
                                               -------         -------

   Total current assets                         18,964          17,440

  Property, plant and equipment, at cost        20,356          20,002
    Less accumulated depreciation                8,599           8,381
                                               -------         -------

                                                11,757          11,621
  Goodwill and other intangible assets
    (less accumulated amortization of
     $4,959 and $4,814)                         17,736          17,789

  Other assets                                   2,967           3,211
                                               -------         -------


    Total consumer products assets              51,424          50,061


FINANCIAL SERVICES
  Finance assets, net                            5,773           5,712
  Other assets                                     161             174
                                               -------         -------

    Total financial services assets              5,934          5,886
                                               -------         -------

      TOTAL ASSETS                             $57,358         $55,947
                                               -------         -------
                                               -------         -------



          See notes to condensed consolidated financial statements.

                                  Continued
                                       3

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                     March 31,  December 31,
                                                      1998         1997
                                                   -----------  ----------


LIABILITIES
CONSUMER PRODUCTS
  Short-term borrowings                               $ 1,056     $   157
  Current portion of long-term debt                     1,720       1,516
  Accounts payable                                      2,597       3,318
  Accrued marketing                                     1,883       2,149
  Accrued taxes, except income taxes                    1,406       1,234
  Other accrued liabilities                             4,870       4,863
  Income taxes                                          1,323         862
  Dividends payable                                       974         972
                                                      -------     -------

    Total current liabilities                          15,829      15,071

  Long-term debt                                       11,630      11,585
  Deferred income taxes                                   898         889
  Accrued postretirement health care costs              2,463       2,432
  Other liabilities                                     6,483       6,218
                                                      -------     -------

    Total consumer products liabilities                37,303      36,195

FINANCIAL SERVICES
  Long-term debt                                          835         845
  Deferred income taxes                                 3,852       3,877
  Other liabilities                                       126         110
                                                      -------     -------

    Total financial services liabilities                4,813       4,832
                                                      -------     -------

    Total liabilities                                  42,116      41,027

Contingencies (Note 3)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                         935         935

  Earnings reinvested in the business                  25,346      24,924


  Accumulated other comprehensive earnings:
    Currency translation adjustments                   (1,290)     (1,109)
                                                      -------     -------
                                                       24,991      24,750
  Less cost of repurchased stock
      (377,181,827 and 380,474,028 shares)              9,749       9,830
                                                      -------     -------

    Total stockholders' equity                         15,242      14,920
                                                      -------     -------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $57,358     $55,947
                                                      -------     -------
                                                      -------     -------



            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                  For the Three Months Ended
                                                            March 31,
                                                  --------------------------
                                                     1998              1997
                                                  ---------          ------


Operating revenues                                $18,383             $18,217

Cost of sales                                       6,707               6,717

Excise taxes on products                            4,227               4,124
                                                   -------             -------

         Gross profit                               7,449               7,376

Marketing, administration and research costs        3,934               3,961

Settlement charges (Note 3)                           806


Amortization of goodwill                              146                 149
                                                   -------             -------

         Operating income                           2,563               3,266

Interest and other debt expense, net                  244                 287
                                                   -------             -------

         Earnings before income taxes               2,319               2,979

Provision for income taxes                            937               1,206
                                                  -------             -------

         Net earnings                             $ 1,382             $ 1,773
                                                  -------             -------
                                                  -------             -------
Per share data:

   Basic earnings per share                       $  0.57             $  0.73
                                                  -------             -------
                                                  -------             -------

   Diluted earnings per share                     $  0.57             $  0.72
                                                  -------             -------
                                                  -------             -------

   Dividends declared                             $  0.40             $  0.40
                                                  -------             -------
                                                  -------             -------

           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1997 and
                      the Three Months Ended March 31, 1998
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                          Earnings                         Accumulated                     Total
                                                          Reinvested      Currency         Other           Cost of         Stock-
                                           Common         in the          Translation      Comprehensive   Repurchased     holders'
                                           Stock          Business        Adjustments      Earnings        Stock           Equity
                                           ------         ----------      -----------      -------------   -----------     --------
Balances, January 1, 1997                  $ 935            $22,480           $   192        $   190        $(9,387)        $14,218

Comprehensive earnings:
   Net earnings                                               6,310                                                           6,310
   Other comprehensive earnings,
         net of income taxes:
      Currency translation adjustments                                         (1,301)        (1,301)                        (1,301)
      Net unrealized appreciation
         on securities                                                                             2                              2
                                                                              -------        -------                        -------
   Total other comprehensive earnings                                          (1,301)        (1,299)                        (1,299)
                                                                              -------        -------                        -------
Total comprehensive earnings                                                                                                  5,011

Exercise of stock options and
   issuance of other stock awards                                14                                             300             314
Cash dividends
   declared($1.60 per share)                                 (3,880)                                                         (3,880)
Stock repurchased                                                                                              (743)           (743)
                                           -----            -------           -------        -------        -------         -------

   Balances, December 31, 1997               935             24,924           (1,109)         (1,109)        (9,830)         14,920


Comprehensive earnings:
   Net earnings                                               1,382                                                           1,382
   Other comprehensive earnings,
         net of income taxes:
      Currency translation adjustments                                          (181)           (181)                          (181)
                                                                              -------        -------                        -------
   Total other comprehensive earnings                                           (181)           (181)                          (181)
                                                                              -------        -------                        -------
Total comprehensive earnings                                                                                                  1,201

Exercise of stock options and
   issuance of other stock awards                                11                                              81              92
Cash dividends
   declared($0.40 per share)                                   (971)                                                           (971)
                                         -------             -------        ---------       --------        -------         -------

   Balances, March 31, 1998                $ 935             $25,346         $(1,290)        $(1,290)       $(9,749)         $15,242
                                         -------             -------        ---------       --------        --------        -------
                                         -------             -------        ---------       --------        --------        -------


 Total comprehensive earnings was $1,091 million in the first quarter of 1997, representing net earnings partially offset by currency translation adjustments.

           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)


                                                      For the Three Months Ended
                                                              March 31,
                                                      ---------------------------
                                                         1998          1997
                                                       ---------    ---------

  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

  Net earnings -- Consumer products                      $ 1,355      $ 1,741
               -- Financial services and real estate          27           32
                                                         -------      -------

          Net earnings                                     1,382        1,773
  Adjustments to reconcile net earnings to
    operating cash flows:
  CONSUMER PRODUCTS
    Depreciation and amortization                            434          430
    Deferred income tax provision                             89           64
    Gain on sale of a business                                            (22)
    Cash effects of changes, net of the effects
        from acquired and divested companies:

      Receivables, net                                      (775)        (976)
      Inventories                                           (631)        (120)
      Accounts payable                                      (699)      (1,218)
      Income taxes                                           493          646
      Other working capital items                           (212)          63
    Other                                                    336           13
  FINANCIAL SERVICES AND REAL ESTATE
    Deferred income tax benefit                              (22)         (23)
    Other                                                     76           65
                                                         -------      -------

          Net cash provided by operating activities          471          695
                                                         -------      -------


  CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

  CONSUMER PRODUCTS
    Capital expenditures                                    (341)        (287)
    Purchases of businesses, net of acquired cash                        (223)
    Proceeds from sale of a business                                      152
    Other                                                    (27)          (1)
  FINANCIAL SERVICES AND REAL ESTATE
    Investments in finance assets                           (138)        (127)
    Proceeds from finance assets                              26          165
                                                         -------      -------

          Net cash used in investing activities             (480)        (321)
                                                         -------      -------



            See notes to condensed consolidated financial statements.

                                  Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                        For the Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                            1998         1997
                                                          ---------    --------


CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

CONSUMER PRODUCTS
  Net issuance of short-term borrowings                   $  893         $  453
  Long-term debt proceeds                                    814          1,267
  Long-term debt repaid                                     (558)          (372)
FINANCIAL SERVICES AND REAL ESTATE
  Net repayment of short-term borrowings                                    (20)
  Long-term debt proceeds                                                   175
  Long-term debt repaid                                                    (200)

Dividends paid                                              (970)          (976)
Issuance of shares                                            71            106
Repurchase of outstanding stock                                            (678)
Other                                                        (54)
                                                           ------        ------

  Net cash provided by (used in) financing activities        196           (245)
                                                           ------        ------

Effect of exchange rate changes on cash and
  cash equivalents                                           (15)           (48)
                                                           ------        ------

Cash and cash equivalents:
  Increase                                                   172             81

  Balance at beginning of period                           2,282            240
                                                           ------        -------

  Balance at end of period                                $2,454         $  321
                                                           ------        -------
                                                           ------        -------


           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1.  Accounting Policies:
         -------------------
The interim condensed consolidated financial statements of Philip Morris Companies Inc. (the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's annual report to stockholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

Balance sheet accounts are segregated by two broad types of business. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Note 2. Recently Adopted Accounting Standards:
        -------------------------------------
Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share" ("EPS") which establishes standards for computing and presenting EPS and requires the presentation of both basic and diluted EPS. Prior period EPS have been restated to conform with the standards established by SFAS No. 128. Basic and diluted EPS were calculated using the following:

                                             For the Three Months Ended
                                                     March 31,
                                             --------------------------
                                               1998             1997
                                               ----             ----
                                                    (in millions)


Net earnings                                    $1,382          $1,773
                                                ------          ------
                                                ------          ------
Weighted average shares for
basic EPS                                        2,425           2,422

Plus incremental shares from conversions:
  Restricted stock and stock rights                  1               7
  Stock options                                     18              21
                                                ------          ------

Weighted average shares for
  diluted EPS                                    2,444           2,450
                                                ------          ------
                                                ------          ------


For the first quarter of 1998, options on 15,508,600 shares of common stock were not included in the calculation of weighted average shares for diluted EPS because their effects were antidilutive. The Company had no antidilutive options in the first quarter of 1997.

In 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective January 1, 1998, and its application for the quarter ended March 31, 1998 had no material effect on the Company's financial position or results of operations.

                    Philip Morris Companies Inc. and Subsidiaries
           Notes to Condensed Consolidated Financial Statements (continued)
                                     (Unaudited)


NOTE 3.  Contingencies:
         -------------

Legal proceedings covering a wide range of matters are pending in various U.S. and foreign jurisdictions against the Company, its subsidiaries and affiliates, including Philip Morris Incorporated ("PM Inc."), the Company's domestic tobacco subsidiary, Philip Morris International Inc. ("PMI"), the Company's international tobacco subsidiary, and their respective indemnitees. Various types of claims are raised in these proceedings, including products liability, consumer protection, antitrust, securities law, tax, patent infringement, employment matters and claims for contribution.

                        OVERVIEW OF TOBACCO-RELATED LITIGATION

TYPES AND NUMBER OF CASES

Pending claims related to tobacco products generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, and (iii) health care cost recovery cases, including class actions, brought by state and local governments, unions, federal and state taxpayers, health maintenance organizations ("HMOs"), native American tribes and others seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking. Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars.


In recent years there has been a substantial increase in the number of smoking and health cases being filed in the United States, a trend that accelerated in 1997 and the first four months of 1998.

As of May 1, 1998, there were approximately 410 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company (excluding approximately 50 cases in Texas that were voluntarily dismissed but which may be refiled under certain conditions), compared with approximately 375 such cases on December 31, 1997, and 185 such cases on December 31, 1996. Many of the new cases were filed in Florida and New York. Seventeen of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS").

In addition, as of May 1, 1998, there were approximately 55 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company (including six that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 50 such cases on December 31, 1997, and 20 such cases on December 31, 1996. Most of these actions purport to constitute statewide class actions and were filed after May

                    Philip Morris Companies Inc. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

The number of health care cost recovery actions in the United States also increased, with approximately 120 such cases pending as of May 1, 1998, compared with approximately 105 such cases on December 31, 1997, and 25 such cases on December 31, 1996.

There are also a number of tobacco-related actions pending outside the United States against affiliates and subsidiaries of PMI including, as of May 1, 1998, approximately 20 smoking and health cases initiated by one or more individuals (Argentina (13), Brazil (1), Canada (1), Italy (1), Japan (1), Scotland (1) and Turkey (2)), four smoking and health class actions (Brazil (2), Canada (1) and Nigeria (1)) and one health care cost recovery action (Republic of the Marshall Islands). On May 12, 1998, the Republic of Guatemala filed a health care cost recovery action in the United States against the Company, PM Inc. and others.

LITIGATION SETTLEMENTS

On May 8, 1998, PM Inc. and other companies in the United States tobacco industry settled the health care cost recovery action brought by the State of Minnesota and Blue Cross and Blue Shield of Minnesota ("Blue Cross"). The settlement is discussed below under the heading "Health Care Cost Recovery Litigation--Minnesota Trial and Settlement." During 1997 and in January of 1998, PM Inc. and other companies in the United States tobacco industry also settled health care cost recovery actions brought by the States of Mississippi, Florida and Texas, and an ETS smoking and health class action brought on behalf of airline flight attendants. These settlements are discussed in Part I, Item 3. Legal Proceedings of the Company's 1997 Form 10-K. Copies of the Florida, Mississippi and Texas settlement agreements are filed as Exhibits to the 1997 Form 10-K.

VERDICTS IN INDIVIDUAL CASES


In August 1996, a Florida jury awarded a former smoker and his spouse $750,000 in a smoking and health case against another United States cigarette manufacturer (Carter v. American Tobacco Co., et al.), and that manufacturer was subsequently ordered to pay approximately $1.8 million in attorneys' fees and costs. Neither PM Inc. nor the Company was a party to that litigation. The defendant in that action has appealed the verdict. Later that month, a jury returned a verdict for defendants in a smoking and health case in Indiana against United States cigarette manufacturers, including PM Inc. (Rogers v. R.J. Reynolds Tobacco Company, et al.). Plaintiff has filed a motion seeking a new trial. In May and October 1997, Florida juries also returned verdicts for defendants in smoking and health cases involving another United States cigarette manufacturer (Connor v. R.J. Reynolds Tobacco Company; Karbiwnyk v. R.J. Reynolds Tobacco Company). In March 1998, an Indiana jury returned a verdict for defendants in an ETS smoking and health case (Dunn v. RJR Holdings Corp., et al.). Plaintiff has filed a motion seeking a new trial. In September 1997, a court in Brazil awarded plaintiffs in a smoking and health case the Brazilian currency equivalent of $81,000, attorneys' fees (in an amount to be determined by the court) and a monthly annuity for 35 years equal to two-thirds of the deceased smoker's last monthly salary (Alves v. Souza Cruz). Defendant is appealing the judgment. Neither the Company nor its affiliates were parties to that action.

                    Philip Morris Companies Inc. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


FUTURE TRIAL DATES

Approximately 25 individual smoking and health cases are currently scheduled for trial in 1998 against PM Inc. and, in some cases, the Company, 10 of which are scheduled to commence in Florida in June 1998. Trial is currently underway in Florida in an individual smoking and health case against another cigarette manufacturer (Widdick v. Brown and Williamson Tobacco Corporation, et al.). A smoking and health class action in Florida is scheduled for trial in July 1998 (Engle, et al. v. R.J. Reynolds Tobacco Company, et al.). Trial in a smoking and health class action in New York may begin in the summer or fall of 1998 (Frosina, et al. v. Philip Morris, Inc., et al.). Health care cost recovery actions brought by the States of Washington and Oklahoma are scheduled for trial in September and November 1998, respectively.

A description of the smoking and health litigation, health care cost recovery litigation and certain other proceedings pending against the Company and/or its subsidiaries and affiliates follows.

                         SMOKING AND HEALTH LITIGATION

Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal Racketeer Influenced and Corrupt Organization Act ("RICO") and state RICO statutes. In certain of these cases plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations, and preemption by the Federal Cigarette Labeling and Advertising Act (the "Labeling Act"). In June 1992, the United States Supreme Court held that the Labeling Act, as enacted in 1965, does not preempt common law damage claims, but that the Labeling Act, as amended in 1969, preempts claims arising after July 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Labeling Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court further held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislation to eliminate the federal preemption defense, proposed in Congress in recent years, were enacted. It is not possible to predict whether any such legislation will be enacted.

                    Philip Morris Companies Inc. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


In May 1996, the Fifth Circuit Court of Appeals held that a purported class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions (Castano, et al. v. The American Tobacco Company, et al.). Since this class decertification, lawyers for plaintiffs have filed numerous smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states and raise "addiction" claims similar to those raised in the Castano case and, in some cases, claims of physical injury as well. As of May 1, 1998, smoking and health class actions were pending in Alabama, Arkansas, California, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, South Dakota, Tennessee, Texas, Utah, West Virginia and Wisconsin, as well as in Canada, Brazil and Nigeria. As of May 1, 1998, classes had been certified in five of these smoking and health class actions, in Florida, Louisiana, Maryland and New York (2), and class certification had been denied or reversed in four cases involving PM Inc., in Louisiana, the District of Columbia, Pennsylvania and Puerto Rico. A number of these class certification decisions are under appeal. One ETS smoking and health class action was settled in 1997 as discussed in the Company's 1997 Form 10-K.

HEALTH CARE COST RECOVERY LITIGATION

In certain of the pending proceedings, foreign, state and local government entities, unions, federal and state taxpayers, HMOs, native American tribes and others seek reimbursement for Medicaid and/or other health care expenditures allegedly caused by tobacco products and, in some cases, for future expenditures and damages as well. Certain of these cases purport to be brought on behalf of a class of plaintiffs, and in some cases, the class has been certified by the court. In one health care cost recovery case, private citizens seek recovery of alleged tobacco-related health care expenditures incurred by the federal Medicare program. In one purported class action, Blue Cross/Blue Shield subscribers in the United States are seeking reimbursement of allegedly increased medical insurance premiums caused by tobacco products. In the native American cases, claims are also asserted for alleged lost productivity of tribal government employees. Other relief sought by some but not all plaintiffs includes punitive damages, treble/multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

As of May 1, 1998, there were approximately 120 health care cost recovery cases pending against PM Inc. and, in some cases, the Company. Thirty-eight of these cases were filed by states, through their attorneys general and/or other state agencies, in Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota (settled May 8, 1998), Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Utah, Vermont, Washington, West Virginia and Wisconsin, and eight were filed by city and county governments. Approximately 55 of the pending health care cost recovery actions were filed by unions, six by federal and state taxpayers, five by HMOs and three by native American tribes. Health care cost recovery actions have also been brought by the Republic of the Marshall Islands, the Commonwealth of Puerto Rico and the Republic of Guatemala. As discussed above, under the heading "Overview of Tobacco-Related Litigation--Litigation Settlements," four health care cost recovery cases have been settled in 1997 and 1998.

MINNESOTA TRIAL AND SETTLEMENT

Trial in the Minnesota health care cost recovery action began in January 1998. Plaintiffs sought $1.78 billion in compensatory damages, disgorgement of profits, restitution, treble damages under Minnesota's antitrust statute, punitive damages, funding of smoking cessation and public education programs, civil penalties of $25,000 for each separate violation of various consumer protection statutes, civil penalties of $50,000 for each separate violation of Minnesota's antitrust statute, attorneys' fees and costs, various forms of non-monetary relief and such other relief as the court deemed just and equitable. The Minnesota state trial court made several rulings that deprived the industry of, or otherwise limited the industry in asserting, many of its defenses. The Company believes that such rulings were erroneous.

On May 8, 1998, together with R.J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation and Lorillard Tobacco Company, PM Inc. entered into a Settlement Agreement with the State of Minnesota to settle and resolve with finality all claims by Minnesota relating to the subject matter of its health care cost recovery action, including future claims for reimbursement of health care costs allegedly associated with tobacco products, except for issues pending before the court pertaining to the discoverability or production of documents for which the settling defendants reserve their rights of appeal. The Settlement Agreement and certain ancillary agreements, the terms of which were approved by the Minnesota state trial court, are filed as Exhibits to this Form 10-Q and the following summary of their terms is qualified by reference thereto.

Under the Settlement Agreement, the settling defendants will pay Minnesota $240 million on or before September 5, 1998. This amount was allocated among the settling defendants based on their parent companies' relative market capitalization.

                    Philip Morris Companies Inc. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)

The settling defendants will also pay Minnesota the following aggregate amounts in January of the year indicated: 1999: $220.8 million; 2000: $242.55 million; 2001: $242.55 million; 2002: $242.55 million; and 2003: $121.55 million. These payments, which in the case of payments after 1999 will be adjusted for inflation, changes in domestic sales volume, and, under specified circumstances, increases in net operating profits from domestic sales, will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette sales in the year preceding payment.

In the event a settling defendant defaults on its obligation to make timely payment of the above amounts, the remaining settling defendants may, in their absolute discretion, pay the missing payment to Minnesota. If the remaining defendants elect not to make up the missing payment, each settling defendant can be required by Minnesota to pay its share of the remaining payments scheduled above within 30 days of the default, subject to inflation and volume adjustments. The obligations of the settling defendants under the Settlement Agreement are several and not joint; the Settlement Agreement does not obligate any settling defendant to pay the share of another settling defendant.

In addition to these payments, on December 31, 1998 and annually thereafter, the settling defendants will make ongoing payments to Minnesota in the following aggregate nominal amounts: 1998: $102 million; 1999: $114.75 million; 2000: $127.5 million; 2001: $165.75 million; 2002: $165.75 million; and each year thereafter: $204 million. Beginning in 1999, these payments will be adjusted for inflation and changes in volume. All ongoing payments will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette sales in the year of payment.

Enactment of federal tobacco-related legislation, if any, will not affect the payments required by the Settlement Agreement except as follows: if federal tobacco-related legislation resolving State Attorney General health care cost recovery actions is enacted on or before November 30, 2000, and if such legislation provides for payments by tobacco companies (whether by settlement payment, tax or any other means), all or part of which is made available to states, Minnesota must elect to receive any funds that are (i) unrestricted as to their use, or (ii) are restricted to any form of health care or to any use related to tobacco (collectively "Federal Settlement Funds"), and the settling defendants will receive a dollar-for-dollar offset against ongoing payments of Federal Settlement Funds up to the full amount of such payments, provided however, that (i) there will be no offset on account of any federal program, subsidies, payments, credits or other aid to Minnesota that are not conditioned or tied to the settlement of any state tobacco-related suit or the relinquishment of state tobacco-related claims; (ii) Minnesota relinquishes no rights or benefits under the Settlement Agreement except for payments subject to the offset; (iii) there are no federally imposed preconditions to the receipt of Federal Settlement Funds other than the settlement of any state tobacco-related lawsuit or the relinquishment of state tobacco-related claims, actions or expenditures related to tobacco, including but not limited to, education, cessation, control or enforcement, or actions or expenditures related to health care; (iv) if the settling defendants enter into any pre-verdict settlement agreement of similar litigation brought by a non-federal governmental plaintiff that does not require such an offset, the foregoing offset will be null and void; and (v) if the settling defendants enter into any pre-verdict settlement agreement of similar litigation brought by a non-federal governmental plaintiff that has an offset term more favorable to the plaintiff, the Settlement Agreement will, at the option of Minnesota, be revised to include a comparable term. Nothing in the Settlement Agreement will reduce the total amounts payable to Minnesota thereunder beyond the amount of Federal Settlement Funds actually received by Minnesota.

If the settling defendants enter into any future pre-verdict settlement agreement of similar litigation on terms more favorable to a non-federal governmental plaintiff, the Settlement Agreement will not otherwise be revised except to the extent such future settlement agreement provides for joint and several liability for monetary payments, for a parent company guaranty or other credit assurance, or for the implementation of different non-economic tobacco-related public health measures.

The settling defendants agreed as part of the Minnesota Settlement not to oppose passage in Minnesota of certain enumerated legislative or regulatory proposals intended to reduce underage tobacco use, but they retained the right to challenge proposals that are adopted. They further agreed not to challenge facially the enforceability or constitutionality of existing Minnesota tobacco control laws or to support legislation that would preempt Minnesota's rights or recoveries under the Settlement Agreement. They agreed to disclose specified future payments for lobbying or related purposes in Minnesota.

The settling defendants also agreed to discontinue all billboard and transit advertisement of tobacco products in Minnesota and not to make any payments for tobacco product placement in motion pictures made in the United States.

The settling defendants also submitted to a Consent Judgment enjoining the industry from (i) offering or selling non-tobacco services or merchandise (e.g., caps, jackets or bags) in Minnesota bearing the name or logo of a tobacco brand other than tobacco products or items with the sole function of advertising; (ii) making any material misrepresentation of fact regarding the health consequences of using tobacco products; (iii) entering into any contract, combination or conspiracy to limit health information or research into smoking and health or product development; and (iv) taking any action to target children in Minnesota in the advertising, promotion or marketing of cigarettes. The settling defendants also agreed to disband the Council for Tobacco Research-U.S.A., Inc. and to maintain the Minnesota document depository for at least ten years. The Minnesota document depository consists of industry documents provided to Minnesota during discovery. Plaintiffs can make an application to the court to include in the depository more than 30,000 documents as to which defendants had asserted a privilege. Many of these documents were subpoened by the House Commerce Committee, which posted them on the Internet. The settling defendants also agreed that on or before June 1, 1998 and annually thereafter through and including 2007, they will pay $10 million into a national research account. Such payments will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette sales in the year preceding payment.

The Settlement Agreement provides that it is not an admission or concession or evidence of any liability or wrongdoing whatsoever and is entered into by the settling defendants solely to avoid the further expense, inconvenience, burden and uncertainty of litigation. It further provides that no payment thereunder is made in respect of a potential fine, penalty or enhanced damages.

                    Philip Morris Companies Inc. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)

In the event that there is a challenge to any provision of the settlement with Minnesota by anyone other than the Attorney General of Minnesota, Blue Cross or a settling defendant ("a third-party challenge"), any amounts required to be paid by the settling defendants pursuant to the settlement will be paid into escrow. If, as a result of such a challenge, certain material terms of the settlement are modified or rendered unenforceable, Minnesota and the settling defendants will negotiate an equivalent or comparable substitute term or other appropriate credit or adjustment. In the event that the parties are unable to agree on such a substitute term or appropriate credit or adjustment, then the parties will submit the issue to the trial court for resolution, subject to any available appeal rights. In the event that any third-party challenge is not made until after December 31, 1998, the payments due Minnesota in January of 1999, 2000, 2001, 2002 and 2003 will be payable directly to Minnesota regardless of such challenge, while all other payments due under the settlement will be paid into escrow pending resolution of the challenge. In the event that the court determines that there has been a failure of consideration legally sufficient to warrant termination of the settlement with Minnesota, then the settlement may be terminated by the adversely affected party. In the event of such termination, Minnesota's lawsuit will be reinstated.

The settling defendants also settled the claims of Minnesota's co-plaintiff, Blue Cross. They will pay Blue Cross $160 million on or before September 5, 1998. This amount was allocated among the settling defendants based on their parent companies' relative market capitalization.

The settling defendants will also pay Blue Cross $79.2 million in January 1999 and $57.45 million in January of each of the years 2000 through and including 2003. These payments, which in the case of payments made after 1999 will be adjusted for inflation and changes in volume, will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette sales in the year preceding payment. These payments would be accelerated in the event a settling defendant defaults and the remaining settling defendants do not elect, in their sole discretion, to satisfy the missing payment, subject to inflation and volume adjustments.

The settling defendants also agreed to pay attorneys' fees to the attorneys who represented Minnesota in this action. The amount of such fees, which was calculated in accordance with an agreed formula, equals $440.825 million, payable as follows: $74.75 million on or before September 5, 1998; $100 million on or before January 31, 1999; $100 million on or before April 15, 1999; $100 million on or before January 31, 2000 and $66.075 million on or before July 1, 2000. The settling defendants also agreed to pay $4 million for attorneys' costs. Payment of the attorneys' fees and costs will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette sales in the year preceding payment.

The settling defendants also agreed to pay Blue Cross's attorneys' fees as follows: $60 million on July 1, 1998 and $57.25 million on September 4, 1998, together with costs of $4 million on or before May 18, 1998. Such payments will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette sales in the year preceding payment.

The agreements to pay attorneys' fees described in the preceding two paragraphs will not be includable in the $500 million aggregate annual cap on attorneys' fees awardable by arbitration panels under prior settlements.

The Company has recorded pre-tax charges of $806 million in the first quarter of 1998 to accrue for its share of all fixed and determinable portions of the obligations described above.

Counsel for the Company have to date been contacted by counsel for the States of Texas, Florida and Mississippi seeking to discuss the issue of what effect, if any, the settlement of the Minnesota action has upon the terms of the prior settlements with those states pursuant to the "most favored nation" provision of those prior state settlements. That provision provides that, in the event the settling defendants enter into a subsequent pre-verdict settlement with a non-federal governmental entity on terms more favorable to such entity than the terms of the prior state settlements (after due consideration of relevant differences in population or other appropriate factors), the terms of the prior state settlements will be revised to provide treatment at least as relatively favorable. The Company cannot presently determine what the result of any discussions with Texas, Florida or Mississippi regarding the most favored nation issue may be, nor can it determine what the result of any litigation with any of those states concerning that issue may be. A determination of this issue adverse to the Company could result in an obligation in the Company to make substantial additional payments to one or more of those states.

                    Philip Morris Companies Inc. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


                       CERTAIN OTHER TOBACCO-RELATED LITIGATION

In June 1995, an action was filed in federal court in Maryland against PM Inc. seeking certification of a purported class consisting of "all persons and estates injured as a result of the defendant's alleged failure to manufacture a fire safe cigarette since 1987" (Sacks, et al. v. Philip Morris Inc.). Plaintiffs alleged in their complaint that PM Inc. intentionally withheld and suppressed material information relating to technology to produce a cigarette less likely to cause fires, and failed to design and sell its cigarettes using the alleged technology. Compensatory and punitive damages were sought. In March 1998, the appellate court affirmed the trial court's order granting defendant's motion to dismiss.


In September 1997, a purported class action, consisting of Alabama residents who purchased cigarettes in 1997, was commenced by private plaintiffs in Alabama state court alleging that the U.S. tobacco companies and others conspired to fix cigarette prices in Alabama (Mosley, et al. v. Philip Morris Companies Inc., et al.). In April 1998, the action was dismissed with prejudice as to the named plaintiff and dismissed without prejudice as to the other members of the putative class, based on the parties' stipulation and joint motion to dismiss.

Since September 1997, seven suits have been filed by former asbestos manufacturers and asbestos manufacturers' personal injury settlement trusts against domestic tobacco manufacturers, including PM Inc., and others (Raymark Industries, Inc. v. Brown & Williamson Tobacco Corporation, et al.; Raymark Industries, Inc. v. R.J. Reynolds Tobacco Company, et al.; Fibreboard Corporation and Owens Corning v. The American Tobacco Company, et al.; Robert A. Falise, et al., Trustees of the Manville Personal Injury Settlement Trust v. The American Tobacco Company, et al.; Keene Creditors Trust v. Brown & Williamson Tobacco Corporation, et al.; H.K. Porter Company, Inc. v. B.A.T. Industries, PLC, et al.; and Raymark Industries, Inc. v. The American Tobacco Company, et al., United States District Court, Eastern District, New York, filed January 30,
1998). These cases seek, among other things, contribution or reimbursement for amounts expended for the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages.

                                CERTAIN OTHER ACTIONS

In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in a complaint filed as a purported class action in federal court in New York (Lawrence, et al. v. Philip Morris Companies Inc., et al.). Plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which defendants allegedly shipped more inventory to customers than was necessary to satisfy market demand. In August 1995, the court granted plaintiffs' motion for class certification, certifying a class of all persons who purchased common stock of the Company between July 10, 1991 and April 1, 1993, and who held such stock at the close of business on April 1, 1993.


In April 1994, the Company, PM Inc. and certain officers and directors were named as defendants in several purported class actions that were later consolidated in the United States District Court in the Southern District of New York (Kurzweil, et al. v. Philip Morris Companies Inc., et al. and State Board of Administration of Florida, et al. v. Philip Morris Companies Inc., et al.). In those cases,

                    Philip Morris Companies Inc. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


plaintiffs asserted that defendants violated federal securities laws by making allegedly false and misleading statements regarding the allegedly "addictive" qualities of cigarettes. In September 1995, the court granted defendants' motion to dismiss the two complaints in their entirety. The court then granted plaintiffs in the State Board action leave to replead one of their claims. The court dismissed the State Board claims in April 1996 and the Kurzweil claims in August 1996. In April 1997, the court granted a motion filed by the Kurzweil plaintiffs to vacate the judgment and for leave to amend their complaint. Thereafter, plaintiffs filed an amended complaint.

Since April 1996, five purported class action suits have been filed in Wisconsin alleging that Kraft Foods, Inc. ("Kraft") and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange (Stuart, et al. v. Kraft Foods, Inc., et al.; Sheeks, et al. v. Kraft Foods, Inc., et al.; Servais, et al. v. Kraft Foods, Inc. and the National Cheese Exchange, Inc.; Dodson, et al. v. Kraft Foods, Inc., et al.; and Noll, et al. v. Kraft Foods, Inc., et al.). Plaintiffs seek injunctive and equitable relief and treble damages. The court has granted the Sheeks and Stuart plaintiffs' motions for voluntary dismissal without prejudice. Plaintiffs in the three remaining cases have filed a consolidated class action complaint in Wisconsin seeking certification of a class consisting of all milk producers in the U.S. In October 1997, a purported class action suit was filed in Illinois against Kraft only (Vincent, et al. v. Kraft Foods, Inc.), and in April 1998, a purported class action suit was filed in California against Kraft and others (Knevelboard Dairies, et al. v. Kraft Foods, Inc., et al., Superior Court of California, Los Angeles County, filed April 14, 1998). Both of these suits contain allegations similar to those in the consolidated Wisconsin class action, but the Vincent case seeks a class comprising all of Kraft's milk suppliers, and the Knevelboard case seeks a class comprised of defendants' milk suppliers in California.

                   -----------------------------------------------

Tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of unpaid taxes assessed to date is alleged to be the Italian lira equivalent of $2.5 billion. In addition, the Italian lira equivalent of $3.4 billion in interest and penalties has been assessed (reduced from $6.0 billion to reflect a change in law). The Company anticipates that value-added and income tax assessments may also be received in respect of 1996 and 1997. In September 1997, in the first to be heard of several appeals filed by affiliates of the Company, the Italian administrative tax court in Milan overturned one of the assessments for value-added taxes and that decision has been appealed by the tax authorities. Hearings on additional appeals were held in October and December 1997, and January and March 1998. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted charges of tax evasion to remain pending. In February 1998, the tax evasion charges were dismissed by the criminal court in Naples following a determination that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan, who will determine whether to bring charges, in which case a preliminary investigations judge will make a new finding as to whether there should be a trial on these charges. The Company, its affiliates and the officers

                    Philip Morris Companies Inc. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending tax assessments and pending proceedings.

           ---------------------------------------------------------------

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. The present legislative and litigation environment is substantially uncertain and it is possible that the Company's business, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal tobacco legislation discussed below. The Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended. However, the Company and its subsidiaries may periodically enter into discussions in an attempt to settle various cases when they believe it is in the best interest of the Company's stockholders to do so.

Reference is made to Exhibit 99 to this Form 10-Q for a list of pending smoking and health class actions and health care cost recovery actions, and for a description of certain developments in such proceedings.

           ---------------------------------------------------------------

      THE JUNE 1997 PROPOSED RESOLUTION AND PROPOSED FEDERAL TOBACCO LEGISLATION

On June 20, 1997, PM Inc. and other companies in the United States tobacco industry entered into a Memorandum of Understanding (the "Resolution") to support the adoption of federal legislation and ancillary undertakings that would resolve many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets. (The proposed Resolution is discussed in the Company's 1997 Form 10-K, and a copy of the proposed Resolution is filed as Exhibit 10.17 thereto.)

In April 1998, the Senate Commerce Committee approved by a 19-1 vote a bill sponsored by Senator John McCain (the "Commerce Bill"). Unlike the process resulting in the proposed Resolution, the domestic tobacco industry was excluded from discussion of the drafting of the Commerce Bill, and the Bill is

                    Philip Morris Companies Inc. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


substantially different and significantly more adverse to the domestic tobacco industry and the Company than the proposed Resolution.

The Commerce Bill's financial provisions, which would entail industry payments in excess of one-half trillion dollars over the first twenty-five years, and, according to Wall Street analysts, could result by the fifth year in increases in the retail price of cigarettes by more than $2.50 per pack, are significantly more onerous than those contained in the proposed Resolution. The Commerce Bill would also provide the United States Food and Drug Administration ("FDA") with broad regulatory control over design, sale, distribution and marketing of tobacco products, including authority to decree a complete ban on tobacco products or nicotine, subject to Congress's right to vote to override such bans within two years. The Bill's provisions would apply to international sales of tobacco products and, management believes, would effectively destroy the ability of PMI to compete in international markets against foreign manufacturers not subject to these provisions. The Commerce Bill eliminates virtually all of the provisions of the proposed Resolution that would limit liability of the tobacco industry in civil litigation in the U.S., except for an annual cap on liability that could be revoked in a variety of circumstances.

Because the Commerce Bill does not reduce the uncertainties facing the domestic tobacco industry or provide it with any other meaningful benefit, the Company and other companies with domestic tobacco affiliates have announced that they will actively oppose enactment of the Commerce Bill, that such affiliates would refuse to sign on to provisions requiring their consent and that they would challenge its legality in the courts if it is enacted. Other federal tobacco bills are under consideration by Congress in addition to the Commerce Bill. The Company cannot predict whether the Commerce Bill or any other such federal tobacco legislation will be enacted or the form any such enactment might take.

As a result of these developments, the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of the Company, PM Inc. and PMI or require significant changes in their practices and policies, including the Company's dividend and share repurchase policies.


NOTE 4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In 1998, AcSEC issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 establishes standards on accounting for start-up and organization costs and in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The Company is currently evaluating the estimated impact of adoption, if any.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

CONSOLIDATED OPERATING RESULTS     FOR THE THREE MONTHS ENDED MARCH 31,

                                             OPERATING REVENUES
                                           ----------------------
                                                (in millions)

                                             1998           1997
                                           -------        -------
Tobacco                                    $10,663        $ 9,920
Food                                         6,675          7,211
Beer                                           980            986
Financial services and real estate              65            100
                                           -------        -------

  Operating revenues                       $18,383        $18,217
                                           -------        -------
                                           -------        -------


                                              OPERATING INCOME
                                           ----------------------
                                                (in millions)

Tobacco                                    $ 1,648        $ 2,354
Food                                         1,037          1,016
Beer                                           128            119
Financial services and real estate              42             48
                                           -------        -------
  Operating companies income                 2,855          3,537
Amortization of goodwill                      (146)          (149)
General corporate expenses                    (115)          (109)
Minority interest in earnings of
  consolidated subsidiaries                    (31)           (13)
                                           -------        -------
  Operating income                         $ 2,563        $ 3,266
                                           -------        -------
                                           -------        -------

Operating revenues for the first quarter of 1998 increased 0.9% over the first quarter of 1997 due primarily to increases in domestic and international tobacco operations. Food segment operating revenues declined due to the 1997 sales of Brazilian ice cream businesses, North American maple-flavored syrup businesses and a Scandinavian sugar confectionery business. Financial services and real estate operating revenues decreased due to the 1997 sale of the real estate business. Excluding the operating revenues of these and other smaller operations divested in 1997, operating revenues for the first quarter of 1998 increased $407 million (2.3%) over the first quarter of 1997.

Operating income for the first quarter of 1998 decreased 21.5% from the first quarter of 1997, reflecting charges related to voluntary early retirement and separation programs and the settlement of tobacco litigation in Minnesota. In February 1998, the Company announced voluntary early retirement and separation programs for salaried and hourly employees, primarily at PM Inc. During the first quarter, PM Inc. recorded pre-tax charges of $95 million related to these programs. The Company expects to record additional pre-tax charges of approximately $195 million in the second quarter related to these programs. Results also reflect pre-tax charges of $806 million related to settling health care cost recovery litigation in Minnesota, as previously discussed in Note 3 to the Condensed Consolidated Financial Statements. Excluding these charges and results from operations divested since the beginning of 1997, operating income for the first quarter of 1998 increased $246 million (7.6%) over the first quarter of 1997, reflecting favorable results of operations in domestic tobacco, international tobacco and North American food operations.

Currency movements, primarily the strengthening of the U.S. dollar versus European and Asian currencies, decreased operating revenues by $1.1 billion ($647 million, excluding excise taxes) and operating income by $133 million in the first quarter of 1998 versus the comparable 1997 period. Although the Company cannot predict future movements in currency rates or economic developments, it anticipates that the continued global strength of the U.S. dollar will continue to have a significant adverse impact on operating revenues and operating income during the remainder of 1998 and that economic instability in Asia will continue to slow the Company's businesses in that region.

Interest and other debt expense, net, decreased $43 million (15.0%) from the comparable 1997 period due primarily to higher interest income, reflecting an increase in cash and cash equivalents, and lower average debt outstanding during the first quarter of 1998.

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. Prior period EPS have been restated to conform with the standards established by SFAS No. 128.

Diluted and basic EPS, both of which were $0.57 in the first quarter of 1998, decreased by 20.8% and 21.9%, respectively, from the comparable 1997 period due primarily to previously discussed charges for voluntary early retirement and separation programs and the Minnesota health care cost recovery litigation settlement. Excluding the after-tax impact of these charges, net earnings increased 9.0% to $1.9 billion, diluted EPS increased 9.7% to $0.79 and basic EPS increased 9.6% to $0.80, respectively, in the first quarter of 1998.

Because many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they are unable to distinguish between the years 2000 and 1900. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 issue or Century Date Change ("CDC") problem.

The Company and its operating subsidiaries are implementing plans so that their business systems and processes will function properly with respect to the CDC. Based on the Company's current assessment of the CDC problem, it estimates that the aggregate cost for its CDC efforts will be approximately $400 million to $500 million, of which approximately $300 million to $400 million remains to be spent.

Due to the interdependent nature of computer systems, the Company and its operating subsidiaries could be materially adversely affected if private and governmental entities with which they do business or which provide essential services are not CDC compliant. Key business partners and governmental entities are being identified and their level of preparedness for dealing with the CDC is being assessed and contingency plans are being developed. The Company currently believes that the greatest risk of disruption to its businesses exists in international markets.

OPERATING RESULTS BY BUSINESS SEGMENT

TOBACCO

BUSINESS ENVIRONMENT

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, operating revenues, cash flows, operating income and financial position of PM Inc., PMI and the Company, and that may require significant changes in their practices and policies.


In the United States, these issues include actual and proposed excise tax increases; proposed federal regulatory controls (including, as discussed below, the issuance of final regulations by the FDA that regulate cigarettes as "drugs" or "medical devices"); actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; actual and proposed requirements regarding disclosure of the yields of "tar", nicotine and other constituents found in cigarette smoke; governmental and grand jury investigations; increased smoking and health litigation, including private plaintiff class action litigation and health care cost recovery actions brought by state and local governments, unions and others seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking; actual and proposed federal, state and local governmental and private bans and restrictions on smoking (including in workplaces and in buildings permitting public access); actual and proposed restrictions on tobacco manufacturing, marketing, advertising (including decisions by certain companies to limit or not accept tobacco advertising) and sales; actual and proposed legislation and regulations to require substantial additional health warnings on cigarette packages and in advertising, and to eliminate the tax deductibility of tobacco advertising and promotional costs; proposed legislation to require the establishment of ignition propensity performance standards for cigarettes; increased assertions of adverse health effects associated with both smoking and exposure to ETS; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the purported adverse health effects associated with both smoking and exposure to ETS; the diminishing social acceptance of smoking; increased pressure from anti-smoking groups; unfavorable press reports; and the pending Senate Commerce Bill (discussed below) and other federal tobacco legislation now under consideration by Congress.

Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $12 per 1,000 cigarettes ($0.24 per pack of 20 cigarettes). In August 1997, legislation was enacted that will raise the federal excise tax to $17 per 1,000 cigarettes ($0.34 per pack of 20 cigarettes) starting in the year 2000 and then to $19.50 per 1,000 cigarettes ($0.39 per pack of 20 cigarettes) in 2002. In general, excise taxes and other cigarette-related taxes levied by federal, state and local governments have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.50 per pack in a given locality. Congress is currently considering a number of bills, including the Senate Commerce Bill discussed below, that provide for significant increases in the federal excise tax or other federal payments. Increases in other cigarette-related taxes have been proposed at the state and local level.

In the opinion of PM Inc. and PMI, past increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and PMI, and might cause sales to shift from the premium segment to the discount segment.

In August 1996, the FDA issued final regulations pursuant to which it asserts jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. The final regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements applicable to medical devices and their manufacturers. For the most part, the regulations were scheduled to become effective on August 28, 1997. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the final regulations, and could materially adversely affect the volume, operating revenues, cash flows and operating income of PM Inc. PM Inc. and others challenged in the courts the FDA's authority to regulate cigarettes. In April 1997, a U.S. district court ruled that Congress has not precluded the FDA from regulating cigarettes as "drugs" or "medical devices" and that the FDA may regulate cigarettes if the facts asserted in support of the FDA's assertion of jurisdiction are proven to be correct. The court also ruled, however, that the section of the Food, Drug and Cosmetic Act relied upon by the agency does not give the FDA authority to implement its regulations restricting cigarette advertising and promotions. The court stayed implementation of the FDA's regulations scheduled for August 1997. The court left in effect the specific regulations that took effect in February 1997 establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under age 27. The tobacco company plaintiffs, including PM Inc., are appealing that portion of the district court's order relating to the FDA's assertion of jurisdiction. The FDA is appealing that portion of the order enjoining the advertising and promotion restrictions. The respective appeals were heard by the U.S. Court of Appeals for the Fourth Circuit in August 1997. In March 1998, a member of the Fourth Circuit panel that was considering the appeals died and as a result the appeals have been set for re-argument on June 9, 1998. The outcome of this litigation cannot be predicted.

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

In December 1997, PM Inc. disclosed to the DPH "nicotine-yield ratings" for its products sold in the Commonwealth based on standards established by the DPH for determining "nicotine delivery under average smoking conditions." The "nicotine-yield ratings" produced using the DPH standards are higher than the yields produced using the standards established by a 1970 voluntary agreement between the Federal Trade Commission ("FTC") and domestic cigarette manufacturers, including PM Inc., and which are required to be included in all cigarette advertising. In September 1997, the FTC issued a request for public comments on its proposed revision of the "tar" and nicotine testing and reporting standards established by the 1970 voluntary agreement. In February 1998, PM Inc. and three other domestic cigarette manufacturers filed comments on the proposed revisions in which they stressed the value of historical continuity with respect to "tar" and nicotine testing and disclosure; expressed the opinion that the proposed revisions are unnecessary; but, agreed to assist the FTC in its efforts to improve consumer understanding of the meaning of routine testing results.

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

In October 1997, at the request of the United States Senate Judiciary Committee, PM Inc. provided the Committee with a document setting forth the Company's position on a number of issues. On the issues of the role played by cigarette smoking in the development of lung cancer and other diseases in smokers, and whether nicotine, as found in cigarette smoke, is "addictive", the Company stated that despite the differences that may exist between its views and those of the public health community, it would, in order to ensure that there will be a single, consistent public health message on these issues, refrain from debating the issues other than as necessary to defend itself and its opinions in the courts and other forums in which it is required to do so. The Company also stated that in relation to these issues, and the alleged health effects of exposure to ETS, the Company is prepared to defer to the judgment of public health authorities as to what health warning messages will best serve the public interest.

In late January 1998, the chief executive officers of the four leading domestic tobacco companies or their parent corporations, including the Company, pledged to Congress to publicly release millions of pages of industry documents placed into the document depository established in connection with Minnesota's health care cost recovery action. The documents comprise a wide range of smoking and health issues covered in scientific and marketing research reports, memoranda, executive correspondence, handwritten notes and other materials. They do not include highly sensitive trade secret information, certain third-party and personnel information, or documents for which attorney client privilege or work product doctrine claims have been asserted. In February 1998, the first installment of these documents was made available via the Internet, consisting of the vast majority of the documents selected from the document depository by the attorney general of Minnesota in connection with Minnesota's health care cost recovery action. Additional installments are expected to be made available during the second and third quarters of 1998.

Many foreign countries, as well as the European Union, have also taken a number of different steps to regulate the manufacture and/or marketing of cigarettes. Most prominently, these steps include: restricting or prohibiting cigarette advertising and promotion, banning or severely restricting smoking in workplaces and public places or otherwise discouraging cigarette smoking and increasing taxes on cigarettes. Some countries have taken further steps, including requiring ingredient disclosure, imposing maximum constituent levels, controlling prices, and restricting imports. It is not possible to predict what, if any, other foreign governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes or to the tobacco industry generally.

In March 1998, pursuant to a regulation in Thailand that requires manufacturers and importers of tobacco products to disclose to the Ministry of Public Health ("MPH") the ingredients of their products to be sold in Thailand on a by-brand basis, a subsidiary of PMI disclosed to the MPH by-brand ingredient lists for its products imported into Thailand for sale in that country. The disclosure was accompanied by a claim of confidentiality under applicable Thai and international law. Although this Thai regulation does not require the MPH to make public the submitted ingredient lists, there are no assurances that the confidentiality of the lists submitted will be maintained.

PM Inc. has received requests for information (including grand jury subpoenas) in connection with governmental investigations of the tobacco industry, and is cooperating with respect to such requests. Certain present and former employees of PM Inc. have testified or have been asked to testify in connection with certain of these matters. The investigations include an investigation by the United States Attorney for the Eastern District of New York relating to The Council for Tobacco Research-U.S.A., Inc., a research organization of which PM Inc. is a sponsor; and an investigation by the United States Department of Justice relating to issues raised in testimony provided by tobacco industry executives before Congress and other related matters. While the outcomes of these investigations cannot be predicted, PM Inc. believes it has acted lawfully.

As further discussed above in Note 3 to the Condensed Consolidated Financial Statements, there is litigation pending in various U.S. and foreign jurisdictions related to tobacco products. These cases generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, and (iii) health care cost recovery cases, including class actions, brought by state and local governments, unions, federal and state taxpayers, HMOs, native American tribes and others seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking. Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars.

In recent years there has been a substantial increase in the number of smoking and health cases being filed in the United States, a trend that accelerated in 1997 and the first four months of 1998.

As of May 1, 1998, there were approximately 410 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company (excluding approximately 50 cases in Texas that were voluntarily dismissed but which may be refiled under certain conditions), compared with approximately 375 such cases on December 31, 1997, and 185 such cases on December 31, 1996. Many of the new cases were filed in Florida and New York. Seventeen of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS.

In addition, as of May 1, 1998, there were approximately 55 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company (including six that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 50 such cases on December 31, 1997, and 20 such cases on December 31, 1996. Most of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

The number of health care cost recovery actions in the United States also increased, with approximately 120 such cases pending as of May 1, 1998, compared with approximately 105 such cases on December 31, 1997, and 25 such cases on December 31, 1996.

There are also a number of tobacco-related actions pending outside the United States against affiliates and subsidiaries of PMI including, as of May 1, 1998, approximately 20 smoking and health cases initiated by one or more individuals (Argentina (13), Brazil (1), Canada (1), Italy (1), Japan (1), Scotland (1) and Turkey (2)), four smoking and health class actions (Brazil (2), Canada (1) and Nigeria (1)) and one health care cost recovery action (Republic of the Marshall Islands). On May 12, 1998, the Republic of Guatemala filed a health care cost recovery action in the United States against the Company, PM Inc. and others.

On May 8, 1998, PM Inc. and other companies in the United States tobacco industry settled the health care cost recovery action brought by the State of Minnesota and Blue Cross Blue Shield of Minnesota. The settlement is discussed in Note 3 to the Condensed Consolidated Financial Statements under the heading "Health Care Cost Recovery Litigation--MINNESOTA TRIAL AND SETTLEMENT." During 1997 and in January of 1998, PM Inc. and other companies in the United States tobacco industry also settled health care cost recovery actions brought by the States of Mississippi, Florida and Texas and an ETS smoking and health class action brought on behalf of airline flight attendants. These settlements are discussed in the Company's 1997 Form 10-K.

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. The present legislative and litigation environment is substantially uncertain and it is possible that the Company's business, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal tobacco legislation discussed below. The Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended. However, the Company and its subsidiaries may periodically enter into discussions in an attempt to settle various cases when they believe it is in the best interest of the Company's stockholders to do so.

      THE JUNE 1997 PROPOSED RESOLUTION AND PROPOSED FEDERAL TOBACCO LEGISLATION

On June 20, 1997, PM Inc. and other companies in the United States tobacco industry entered into a Memorandum of Understanding (the "Resolution") to support the adoption of federal legislation and ancillary undertakings that would resolve many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets. (The proposed Resolution is discussed in the Company's 1997 Form 10-K, and a copy of the proposed Resolution is filed as Exhibit 10.17 thereto.)

In April 1998, the Senate Commerce Committee approved by a 19-1 vote a bill sponsored by Senator John McCain (the "Commerce Bill"). Unlike the process resulting in the proposed Resolution, the domestic tobacco industry was excluded from discussion of the drafting of the Commerce Bill, and the Bill is substantially different and significantly more adverse to the domestic tobacco industry and the Company than the proposed Resolution. A letter to stockholders describing the Company's view of the Commerce Bill is included in the Company's Current Report on Form 8-K dated April 20, 1998.

The Commerce Bill's financial provisions, which would entail industry payments in excess of one-half trillion dollars over the first twenty-five years, and, according to Wall Street analysts, could result by the fifth year in increases in the retail price of cigarettes by more than $2.50 per pack, are significantly more onerous than those contained in the proposed Resolution. The Commerce Bill would also provide the FDA with broad regulatory control over design, sale, distribution and marketing of tobacco products, including authority to decree a complete ban on tobacco products or nicotine, subject to Congress's right to vote to override such bans within two years. The Bill's provisions would apply to international sales of tobacco products and, management believes, would effectively destroy the ability of PMI to compete in international markets against foreign manufacturers not subject to these provisions. The Commerce Bill eliminates virtually all of the provisions of the proposed Resolution that would limit liability of the tobacco industry in civil litigation in the U.S., except for an annual cap on liability that could be revoked in a variety of circumstances.

Because the Commerce Bill does not reduce the uncertainties facing the domestic tobacco industry or provide it with any other meaningful benefit, the Company and other companies with domestic tobacco affiliates have announced that they will actively oppose enactment of the Commerce Bill, that such affiliates would refuse to sign on to provisions requiring their consent and that they would challenge its legality in the courts if it is enacted. Other federal tobacco bills are under consideration by Congress in addition to the Commerce Bill. The Company cannot predict whether the Commerce Bill or any other such federal tobacco legislation will be enacted or the form any such enactment might take.

As a result of these developments, the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of the Company, PM Inc. and PMI or require significant changes in their practices and policies, including the Company's dividend and share repurchase policies.

OPERATING RESULTS
                             FOR THE THREE MONTHS ENDED MARCH 31,
                            -------------------------------------
                            OPERATING REVENUES  OPERATING INCOME
                            ------------------  -----------------
                                        (in millions)

                              1998      1997      1998      1997
                            -------   -------   -------   -------

Domestic tobacco            $ 3,311   $ 2,912   $   224   $ 1,074

International tobacco         7,352     7,008     1,424     1,280
                            -------   -------   -------   -------

  Total                     $10,663   $ 9,920   $ 1,648   $ 2,354
                            -------   -------   -------   -------
                            -------   -------   -------   -------

DOMESTIC TOBACCO. During the first quarter of 1998, PM Inc.'s operating revenues increased 13.7% over the comparable 1997 period, due to pricing ($328 million), higher volume ($53 million) and improved product mix ($18 million).

As discussed previously, the Company announced voluntary early retirement and separation programs for salaried and hourly employees, primarily at PM Inc. During the first quarter, PM Inc. recorded pre-tax charges of $95 million related to these programs. In addition, PM Inc. recorded pre-tax charges of $806 million related to settling health care cost recovery litigation in Minnesota, as discussed more thoroughly in Note 3 to the Condensed Consolidated Financial Statements.

Operating income for the first quarter of 1998 decreased 79.1% from the comparable 1997 period, due to previously discussed tobacco litigation settlement charges ($806 million), higher marketing, administration and research costs ($200 million, primarily higher marketing expense), previously discussed charges for the voluntary early retirement and separation programs ($95 million) and higher fixed manufacturing costs ($11 million), partially offset by price increases, net of cost increases (netting to $216 million), higher volume ($34 million) and improved product mix ($12 million). Excluding the impact of the voluntary early retirement and separation programs and the tobacco litigation settlement charges, PM Inc.'s operating income for the first quarter of 1998 increased 4.7% over the comparable 1997 period.

Domestic tobacco industry shipment volume during the first quarter declined 1.8% from the comparable 1997 period; however, PM Inc. estimates that, excluding changes in trade inventories, industry shipments would have declined by almost twice as much. While PM Inc. cannot predict future rates of decline, it believes that, over the long term, industry shipments should continue to decline in line with historical trends, subject to the effects of price increases related to tobacco litigation settlements or the possible enactment of federal tobacco legislation discussed under "Tobacco--Business Environment" above.

PM Inc.'s shipment volume for the first quarter of 1998 was 54.5 billion units, an increase of 2.1% over the first quarter of 1997, reflecting higher MARLBORO volume. MARLBORO shipment volume increased 2.0 billion units (5.6%) to 38.8 billion units for a 35.9% share of the total industry, an increase of 2.5 share points over 1997. First quarter MARLBORO shipments included advance orders by wholesalers for an April retail promotion and the launch of MARLBORO ULTRA LIGHTS. PM Inc.'s 1998 shipment market share was 50.4%, an increase of 1.9 share points over 1997. Consumer purchases as measured by retail data from an independent market research company are consistent with these shipment trends.

Based on shipments, the premium segment accounted for approximately 72.6% of the domestic cigarette industry volume in 1998, an increase of 1.1 share points over

1997. This reflects a continued shift toward higher-margin premium cigarettes and away from the discount segment, a trend which began in the second half of 1993. In the premium segment, PM Inc.'s volume increased 3.4%, compared with a 0.3% decrease for the industry, resulting in a premium segment share of 59.4%, an increase of 2.1 share points over 1997, reflecting higher MARLBORO volume.

In the discount segment, PM Inc.'s shipments decreased 4.9% to 7.8 billion units in 1998, compared with an industry decline of 5.6%, resulting in a discount segment share of 26.4%, an increase of 0.2 share points over 1997. BASIC shipment volume increased 505 million units to 6.0 billion units, for a 20.3% share of the discount segment, an increase of 2.7 share points over the comparable 1997 period.

PM Inc. cannot predict future change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments would be materially adversely affected by price increases related to tobacco litigation settlements or the possible enactment of federal tobacco legislation discussed under "Tobacco--Business Environment" above.

In April 1998, PM Inc. announced a price increase of $2.50 per thousand cigarettes on its premium and discount brands. On May 11, 1998, PM Inc. announced an additional price increase of $2.50 per thousand cigarettes on its premium and discount brands. These increases follow similar announcements of price increases of $1.25 per thousand cigarettes in January 1998, $3.50 per thousand cigarettes in September 1997 and $2.50 per thousand cigarettes in March 1997. Each $1.00 per thousand increase by PM Inc. equates to a $.02 increase to the wholesale price of each pack of twenty cigarettes.

In October 1997, PM Inc. announced that it would commence limited consumer preference testing on a new cigarette smoking system. The new cigarette smoking system consists of a cigarette specially designed to be smoked while partially inside an electronic PUFF ACTIVATED LIGHTER so that the cigarette burns only when puffed. The limited consumer preference testing is expected to take approximately 12 months to complete.

INTERNATIONAL TOBACCO. During the first quarter of 1998, international tobacco operating revenues of PMI increased 4.9% over 1997, including excise taxes. Excluding excise taxes, operating revenues increased 6.8%, due primarily to price increases ($209 million), favorable volume/mix ($145 million) and the consolidation of previously unconsolidated subsidiaries ($212 million), partially offset by unfavorable currency movements ($356 million). Operating income for the first quarter of 1998 increased 11.3% over the comparable 1997 period, due primarily to price increases, net of cost increases ($161 million), favorable volume/mix ($39 million), the consolidation of previously unconsolidated subsidiaries ($28 million) and lower marketing, administration and research costs, partially offset by unfavorable currency movements ($111 million).

PMI's volume grew 9.0 billion units (4.7%) in the first quarter of 1998 over the comparable 1997 period to 199.9 billion units. PMI achieved this growth despite weaker business conditions in Asia, primarily in Korea and Indonesia, and an unfavorable comparison in Japan, where first quarter 1997 volume benefited from significant trade buying in advance of a tax-driven retail price increase. However, MARLBORO volume and market share grew strongly in Japan. Volume advanced solidly in a number of major markets, including Germany, Italy, France, the Benelux countries, Spain, Poland, the Czech and Slovak Republics, Eastern Europe, Turkey, Australia, the Philippines, Mexico and Argentina. In addition, PMI recorded market share gains in virtually all major markets. Overall volume growth was driven by aggregate gains for PMI's portfolio of major international brands, including MARLBORO, which grew strongly over the first quarter of 1997, and double-digit volume gains for L&M, PARLIAMENT and CHESTERFIELD.


FOOD

BUSINESS ENVIRONMENT

Kraft Foods, Inc. ("Kraft"), the largest processor and marketer of retail packaged food in the United States, and its subsidiary Kraft Foods International, Inc. ("KFI"), which markets coffee, confectionery and grocery products in Europe and the Asia/Pacific region, are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets. Certain subsidiaries and affiliates of PMI that manufacture and sell food products in Latin America are also subject to competitive challenges in various product categories and markets. To confront these challenges, Kraft, KFI and PMI continue to take steps to build the value of premium brands, with new product and marketing initiatives, to improve their food business portfolios and to reduce costs.

Increases in commodity costs can affect retail price volatility and influence consumer and trade buying patterns, leading to price competition in some markets. The North American and international food businesses are subject to fluctuating commodity costs, particularly coffee bean and cocoa prices. Coffee bean prices reached a twenty-year high in May 1997, leading to price increases by Kraft, KFI and their competitors. Coffee volume in 1997 was lower, compared to 1996, as customers reacted to these increases that began in the second quarter of 1997. Sterling-denominated cocoa costs increased in 1997, adversely impacting margins on confectionery products at KFI.

During 1997, PMI sold its Brazilian ice cream businesses in the fourth quarter, Kraft sold North American maple-flavored syrup businesses in the third quarter and KFI sold a Scandinavian sugar confectionery business in the first quarter. Kraft and KFI also sold several smaller non-strategic businesses in 1997. The operating results of businesses divested in 1997 were not material to operating results in any of the periods presented.

In the fourth quarter of 1997, KFI and the food operations of PMI recorded realignment charges related primarily to the downsizing or closure of manufacturing and other facilities, as well as the discontinuance of certain low-margin product lines. Included in the charges were provisions for incremental postemployment benefits, primarily related to severance.

OPERATING RESULTS

                             FOR THE THREE MONTHS ENDED MARCH 31,
                            -------------------------------------
                            OPERATING REVENUES  OPERATING INCOME
                            ------------------  -----------------
                                        (in millions)

                              1998      1997      1998      1997
                            -------   -------   -------   -------

North American food         $ 4,365   $ 4,400   $   802   $   743

International food            2,310     2,811       235       273
                            -------   -------   -------   -------

Total                       $ 6,675   $ 7,211   $ 1,037   $ 1,016
                            -------   -------   -------   -------
                            -------   -------   -------   -------

NORTH AMERICAN FOOD. During the first quarter of 1998, operating revenues decreased 0.8% from the first quarter of 1997, due primarily to the impact of divestitures ($50 million), unfavorable product mix ($50 million) and unfavorable currency movements ($23 million), partially offset by pricing ($94 million, largely due to commodity-driven cost increases). Operating income for the first quarter of 1998 increased 7.9% over the first quarter of 1997, due primarily to price increases, net of cost increases (netting to $83 million), volume increases in ongoing operations ($12 million) and lower marketing, administration and research costs ($29 million), partially offset by unfavorable product mix ($50 million) and the impact of divestitures ($11 million).

Excluding operating results of the divested North American food businesses discussed above, underlying operating revenues and underlying operating income increased 0.3% and 9.6%, respectively, in the first quarter of 1998 versus the comparable 1997 period.

Strong underlying volume gains were achieved by beverages, from the strength of ready-to-drink products; frozen pizza, resulting from the continued success of rising crust pizza; meals, due to the growth of Taco Bell grocery products as well as strength in macaroni and cheese dinners; and cereals, aided by new products. In processed meats, lunch combinations volume increased reflecting the continued success of new product introductions. Cheese volume rose slightly due to growth of the natural cheese category. Cheese, spoonable dressings and desserts and snacks volumes were negatively affected by a difficult comparison against the first quarter of 1997 when the timing of the Easter holiday resulted in increased 1997 first quarter shipments; volume for pourable salad dressings declined due to intense competition. Coffee volume in the first quarter of 1998 declined from the comparable 1997 period when coffee shipments accelerated in advance of commodity-driven price increases. In Canada, volume increased due to solid performance in retail branded products.

INTERNATIONAL FOOD. Operating revenues for the first quarter of 1998 decreased 17.8% from the first quarter of 1997, due to unfavorable currency movements ($268 million), lower ongoing volume/mix ($206 million) and the impact of divestitures ($145 million), partially offset by pricing ($98 million). Operating income for the first quarter of 1998 decreased 13.9% from the first quarter of 1997, due primarily to lower ongoing volume/mix ($51 million), cost increases net of price increases (netting to $31 million, primarily related to higher coffee costs), the impact of divestitures ($31 million) and unfavorable currency movements ($19 million), partially offset by lower marketing, administration and research costs ($94 million, largely lower marketing expense).

Excluding the operating results of the divested international food businesses discussed above, underlying operating revenues decreased 13.4% and underlying operating income decreased 2.9% in the first quarter of 1998 from the first quarter of 1997 due primarily to lower volume and currency movements.

KFI's coffee volume continued to be adversely impacted by soft consumption and trade de-stocking in anticipation of price declines in certain markets, as well as a difficult comparison against the prior year, when shipments were heavy in advance of rising prices. Confectionery volume was down due to higher retail pricing in Germany and the contraction of several key chocolate markets. However, in Central and Eastern Europe, volume gains were achieved in several markets, led by continued volume growth in the Ukraine. Volume declined in KFI's cheese and grocery business as a result of higher retail prices in Germany and economic instability in Asia. Latin America volume declined primarily due to PMI's sale of its Brazilian ice cream businesses in the fourth quarter of 1997.

BEER

Operating revenues of the Miller Brewing Company ("Miller") for the first quarter of 1998 decreased $6 million (0.6%) from the first quarter of 1997, due primarily to unfavorable price/mix ($5 million). Operating income for the first quarter of 1998 increased $9 million (7.6%) over the first quarter of 1997, due primarily to lower marketing, administration and research costs ($16 million), partially offset by unfavorable price/mix ($4 million) and lower volume ($2 million). Favorable marketing, administration and research costs reflect a litigation settlement from a supplier in the first quarter of 1998 and a favorable comparison to 1997 when Miller recorded its share of restructuring charges at then 20%-owned Molson Breweries of Canada, an operation sold in the fourth quarter of 1997. Excluding the results of this divested business, which results include the previously mentioned restructuring charges, underlying operating income increased 1.6%.

Miller's domestic shipment volume of 9.9 million barrels for the first quarter of 1998 increased 0.7% from the comparable 1997 period, reflecting increases in near-premium and budget brands. Shipments of near-premium products grew on double-digit increases in RED DOG, and budget brand shipments advanced due primarily to MILWAUKEE'S BEST. Shipments of premium products decreased slightly due primarily to poor weather and intense competition in the key markets of California and Texas. Lower shipments of MILLER beer were partially offset by double-digit gains in ICEHOUSE and FOSTER'S. MILLER LITE shipments were essentially flat. Wholesalers' sales to retailers in the first quarter of 1998 decreased slightly from the comparable 1997 period, reflecting lower sales of MILLER LITE and MILLER beer.

FINANCIAL SERVICES AND REAL ESTATE

Philip Morris Capital Corporation's ("PMCC") financial services and real estate operating revenues and operating income declined in the first quarter of 1998 from the first quarter of 1997, reflecting the sale of its real estate subsidiary, Mission Viejo Company, in the third quarter of 1997. Operating revenues and operating income from PMCC's financial services business increased in the first quarter of 1998 over the comparable 1997 period due to increased leasing and structured finance investments and the continued profitability of PMCC's existing portfolio of finance assets.

FINANCIAL REVIEW

NET CASH PROVIDED BY OPERATING ACTIVITIES

During the first quarter of 1998, net cash provided by operating activities was $471 million compared with $695 million in the comparable 1997 period. The decrease in net cash provided by operating activities reflects the payment of tobacco litigation settlements charged to earnings in the second half of 1997. Included in first quarter 1998 net earnings were previously discussed non-cash charges for voluntary early retirement programs and the settlement of health care cost recovery litigation in Minnesota (aggregating to $550 million on an after-tax basis). These charges were offset by changes in working capital and other operating cash flows as presented in the Company's Condensed Consolidated Statement of Cash Flows.

NET CASH USED IN INVESTING ACTIVITIES

During the first quarter of 1998, net cash used in investing activities was $480 million, compared with $321 million used during the comparable 1997 period. The difference primarily reflects PMCC's proceeds in 1997 from the sale of finance assets. During the first quarter of 1997, cash used by PMI for the purchase of a controlling interest in a cigarette manufacturer in Portugal more than offset cash provided by KFI from the sale of a Scandanavian sugar confectionery business.

NET CASH USED IN FINANCING ACTIVITIES

During the first quarter of 1998, net cash of $196 million was provided by financing activities, as compared with $245 million used in financing activities during the comparable 1997 period. This difference was primarily due to stock repurchases during the first quarter of 1997.

DEBT

The Company's total debt (consumer products and financial services) was $15.2 billion and $14.1 billion at March 31, 1998 and December 31, 1997, respectively. Total consumer products debt was $14.4 billion and $13.3 billion at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998 and December 31, 1997, the Company's ratio of consumer products debt to total equity was 0.95 and 0.89, respectively. The ratio of total debt to total equity was 1.00 and 0.95 at March 31, 1998 and December 31, 1997, respectively.

The Company and its subsidiaries maintain credit facilities with a number of lending institutions, amounting to approximately $12.0 billion at March 31, 1998. These include revolving bank credit agreements totaling $10.0 billion, which may be used to support any commercial paper borrowings by the Company and which are available for acquisitions and other corporate purposes. An agreement for $2.0 billion expires in October 1998. An agreement for $8.0 billion expires in 2002, enabling the Company to refinance short-term debt on a long-term basis. Based upon the Company's intent and ability to refinance such debt, consumer products short-term borrowings of $36 million and $37 million were reclassified as long-term debt at March 31, 1998 and December 31, 1997, respectively. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

During the first quarter of 1998, the Company issued $800 million of fixed rate long-term debt. At the same time, it entered into an interest rate swap agreement that effectively converted the issuance to variable rate debt for two years.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. The Company continually evaluates its foreign currency net asset exposure (primarily the Swiss franc, German mark, Netherlands guilder, Swedish krona and Canadian dollar) based on current market conditions and business strategies, and it acts to manage such exposure, when deemed prudent, through various hedging transactions. The Company has entered into currency and related interest rate swap agreements to manage a portion of its exposure to currency movements. The U.S. dollar value of aggregate notional principal amounts for these agreements outstanding was equivalent to $1.4 billion at both March 31, 1998 and December 31, 1997. Of these amounts, $729 million and $736 million related to consumer products debt at March 31, 1998 and December 31, 1997, respectively.

The Company enters into forward exchange and option contracts, for purposes other than trading, to reduce the effects of fluctuating foreign currency on foreign currency denominated current assets, liabilities, commitments and short-term intercompany transactions. At March 31, 1998 and December 31, 1997, the Company had entered into contracts, with maturities of less than one year and U.S. dollar equivalents of $2.8 billion (including $1.6 billion in option contracts) and $2.5 billion (including $1.1 billion in option contracts), respectively.

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at March 31, 1998 or results of operations for the three months then ended.

The Company's credit ratings by Moody's at March 31, 1998 and December 31, 1997 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard & Poor's ("S&P") at March 31, 1998 and December 31, 1997 were "A-1" in the commercial paper market and "A" for long-term debt obligations. The debt ratings of the Company remain on S&P's CreditWatch list, as S&P monitors tobacco litigation and legislation developments.

As discussed above under "Tobacco--Business Environment," the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of the Company, PM Inc. and PMI or require significant changes in their practices and policies.

EQUITY AND DIVIDENDS

During the first quarter of 1997, the Board of Directors announced an $8.0 billion share repurchase program. The Company repurchased common stock at an aggregate cost of $51 million under this program prior to its suspension in April 1997.

Dividends paid in the first quarter of 1998 were slightly lower than in the comparable 1997 period, reflecting fewer shares outstanding. The current quarterly dividend rate of $0.40 per share was established by the Company's Board of Directors in the third quarter of 1996, resulting in an annualized dividend rate of $1.60 per share.

As discussed above under "Tobacco--Business Environment," the present legislative and litigation environment is substantially uncertain and could require significant changes in the Company's dividend and share repurchase policies.

During the first quarter of 1998, currency translation adjustments reduced stockholders' equity by $181 million due to the strengthening of the U.S. dollar versus European currencies, primarily the Swedish krona, Netherlands guilder, German mark and Swiss franc.

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents were $2.5 billion at March 31, 1998 and $2.3 billion at December 31, 1997.

NEW ACCOUNTING STANDARDS
------------------------

In 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective January 1, 1998, and its application for the quarter ended March 31, 1998 had no material effect on the Company's financial position or results of operations.

In 1998, AcSEC issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 establishes standards on accounting for start-up and organization costs and in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The Company is currently evaluating the estimated impact of adoption, if any.

CONTINGENCIES
-------------

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, and the effects of price increases related to tobacco litigation settlements and, if implemented, federal tobacco legislation discussed above. Each of the Company's operating subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. The performance of each of PMI and KFI is affected by foreign economies and currency movements. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders was held in Richmond, Virginia on April 30, 1998. 2,057,808,671 shares of Common Stock, 84.7% of outstanding shares, were represented in person or by proxy.

     The following fourteen directors were elected to a one-year term expiring in 1999:

                                         NUMBER OF SHARES
                                ---------------------------------
                                     FOR                WITHHELD
                                -------------          ----------
Elizabeth E. Bailey             2,032,913,955          24,894,716
Geoffrey C. Bible               2,032,923,445          24,885,226
Murray H. Bring                 2,033,129,620          24,679,051
Harold Brown                    2,030,898,108          26,910,563
William H. Donaldson            2,033,477,080          24,331,591
Jane Evans                      2,032,288,394          25,520,277
Robert E. R. Huntley            2,033,154,240          24,654,431
Rupert Murdoch                  2,030,521,673          27,286,998
John D. Nichols                 2,032,548,092          25,260,579
Lucio A. Noto                   2,033,033,446          24,775,225
Richard D. Parsons              2,032,669,213          25,139,458
John S. Reed                    2,033,481,522          24,327,149
Carlos Slim Helu                2,019,475,686          38,332,985
Stephen M. Wolf                 2,033,133,872          24,674,799

     The selection of Coopers & Lybrand L.L.P. as auditors was approved:
2,049,153,194 shares voted in favor; 4,013,214 shares voted against and 4,642,263 shares abstained (including broker non-votes).

The two stockholder proposals were defeated:

Stockholder Proposal 1 - Protecting Youth from Smoking in Developing Countries:
168,552,862 shares voted in favor; 1,552,954,539 shares voted against and 336,301,270 shares abstained (including broker non-votes).

Stockholder Proposal 2 - Establish a Review Committee to Investigate and Recommend Actions Related to Smuggled Cigarettes of the Company: 104,022,358 shares voted in favor; 1,599,008,378 shares voted against and 354,777,935 shares abstained (including broker non-votes).

Item 6.   Exhibits and Reports on Form 8-K.

     (a)         Exhibits

     3.2         By-Laws, as amended, of the Company.

     10.1 Settlement Agreement and Stipulation for Entry of Consent Judgment, dated May 8, 1998, regarding the claims of the State of Minnesota.

     10.2 Form of Consent Judgment regarding the Minnesota health care cost recovery action.


     10.3 Settlement Agreement and Release, dated May 8, 1998, regarding the claims of Blue Cross and Blue Shield of Minnesota.


     10.4 Agreement to Pay State of Minnesota Attorneys' Fees and Costs, dated May 8, 1998.

     10.5 Agreement to Pay Blue Cross and Blue Shield of Minnesota Attorneys' Fees and Costs, dated May 8, 1998.

     12 Statement regarding computation of ratios of earnings to fixed charges.

     27          Financial Data Schedule.

     27.1-27.3   Restated Financial Data Schedules.

     99          Certain Pending Litigation Matters and Recent Developments.

     (b) Reports on Form 8-K. During the quarter for which this report is filed, the Registrant filed a Current Report on Form 8-K, dated January 16, 1998, regarding the settlement of the Texas health care cost recovery action, a Current Report on Form 8-K, dated January 28, 1998, containing the Registrant's consolidated financial statements for the year ended December 31, 1997, a Current
           Report on Form 8-K/A, dated February 17, 1998, relating to the January 28, 1998 Current Report on Form 8-K, and a Current Report on Form 8-K dated March 11, 1998, filing certain documents in connection with the Registrant's public offering of its Puttable Reset Securities. The Registrant also filed a Current Report on Form 8-K, dated April 20, 1998, containing a letter to stockholders describing the Company's view of a federal tobacco bill sponsored by Senator John McCain.

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

               May 15, 1998