Form 10-Q
period 1998-06-30
PHILIP MORRIS COMPANIES INC
filed 1998-08-14
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

          At July 31, 1998, there were 2,432,090,598 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
               June 30, 1998 and December 31, 1997                        3 - 4

          Condensed Consolidated Statements of Earnings for the
               Six Months Ended June 30, 1998 and 1997                      5
               Three Months Ended June 30, 1998 and 1997                    6

          Condensed Consolidated Statements of Stockholders'
               Equity for the Year Ended December 31, 1997 and the
               Six Months Ended June 30, 1998                               7

          Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1998 and 1997                    8 - 9

          Notes to Condensed Consolidated Financial Statements           10 - 22

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                      23 - 44

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                               45

Item 6.   Exhibits and Reports on Form 8-K.                                45

Signature                                                                  46

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)


                                                June 30,    December 31,
                                                  1998          1997
                                                --------    ------------
ASSETS
CONSUMER PRODUCTS
  Cash and cash equivalents                      $ 4,605      $ 2,282

  Receivables, net                                 5,293        4,294

  Inventories:
    Leaf tobacco                                   4,166        4,348
    Other raw materials                            1,910        1,689
    Finished product                               3,043        3,002
                                                 -------      -------

                                                   9,119        9,039

  Other current assets                             1,840        1,825
                                                 -------      -------

   Total current assets                           20,857       17,440

  Property, plant and equipment, at cost          20,595       20,002
    Less accumulated depreciation                  8,740        8,381
                                                 -------      -------

                                                  11,855       11,621
  Goodwill and other intangible assets
    (less accumulated amortization of
     $5,087 and $4,814)                           17,557       17,789

  Other assets                                     3,023        3,211
                                                 -------      -------

    Total consumer products assets                53,292       50,061

FINANCIAL SERVICES
  Finance assets, net                              5,900        5,712
  Other assets                                       171          174
                                                 -------      -------

    Total financial services assets                6,071        5,886
                                                 -------      -------

      TOTAL ASSETS                               $59,363      $55,947
                                                 =======      =======


           See notes to condensed consolidated financial statements.

                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                       June 30,      December 31,
                                                         1998            1997
                                                       --------      ------------
LIABILITIES
CONSUMER PRODUCTS
  Short-term borrowings                                $   847          $   157
  Current portion of long-term debt                      1,577            1,516
  Accounts payable                                       2,505            3,318
  Accrued marketing                                      2,148            2,149
  Accrued taxes, except income taxes                     1,667            1,234
  Accrued settlement charges                             1,790              886
  Other accrued liabilities                              3,467            3,977
  Income taxes                                           1,000              862
  Dividends payable                                        975              972
                                                       -------          -------

    Total current liabilities                           15,976           15,071

  Long-term debt                                        12,289           11,585
  Deferred income taxes                                    920              889
  Accrued postretirement health care costs               2,506            2,432
  Other liabilities                                      6,630            6,218
                                                       -------          -------

    Total consumer products liabilities                 38,321           36,195

FINANCIAL SERVICES
  Short-term borrowings                                    103
  Long-term debt                                           838              845
  Deferred income taxes                                  3,933            3,877
  Other liabilities                                        146              110
                                                       -------          -------

    Total financial services liabilities                 5,020            4,832
                                                       -------          -------

    Total liabilities                                   43,341           41,027

Contingencies (Note 3)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                          935              935

  Earnings reinvested in the business                   26,111           24,924

  Accumulated other comprehensive earnings:
    Currency translation adjustments                    (1,330)          (1,109)
                                                       -------          -------
                                                        25,716           24,750
  Less cost of repurchased stock
      (374,902,778 and 380,474,028 shares)               9,694            9,830
                                                       -------          -------

    Total stockholders' equity                          16,022           14,920
                                                       -------          -------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $59,363          $55,947
                                                       =======          =======


           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                    For the Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                      1998            1997
                                                    -------          -------
Operating revenues                                  $37,361          $36,630

Cost of sales                                        13,590           13,407

Excise taxes on products                              8,419            8,247
                                                    -------          -------

         Gross profit                                15,352           14,976

Marketing, administration and research costs          8,354            8,050

Settlement charges (Note 3)                           1,005

Amortization of goodwill                                290              296
                                                    -------          -------

         Operating income                             5,703            6,630

Interest and other debt expense, net                    482              566
                                                    -------          -------

         Earnings before income taxes                 5,221            6,064

Provision for income taxes                            2,103            2,455
                                                    -------          -------

         Net earnings                               $ 3,118          $ 3,609
                                                    =======          =======

Per share data:

   Basic earnings per share                         $  1.28          $  1.49
                                                    =======          =======

   Diluted earnings per share                       $  1.28          $  1.48
                                                    =======          =======

   Dividends declared                               $  0.80          $  0.80
                                                    =======          =======


           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)



                                                    For the Three Months Ended
                                                            June 30,
                                                    --------------------------
                                                      1998              1997
                                                    -------            -------
Operating revenues                                  $18,978            $18,413

Cost of sales                                         6,883              6,690

Excise taxes on products                              4,192              4,123
                                                    -------            -------

         Gross profit                                 7,903              7,600

Marketing, administration and research costs          4,420              4,089

Settlement charges (Note 3)                             199

Amortization of goodwill                                144                147
                                                    -------            -------

         Operating income                             3,140              3,364

Interest and other debt expense, net                    238                279
                                                    -------            -------

         Earnings before income taxes                 2,902              3,085

Provision for income taxes                            1,166              1,249
                                                    -------            -------

         Net earnings                               $ 1,736            $ 1,836
                                                    =======            =======

Per share data:

   Basic earnings per share                         $  0.72            $  0.76
                                                    =======            =======

   Diluted earnings per share                       $  0.71            $  0.75
                                                    =======            =======

   Dividends declared                               $  0.40            $  0.40
                                                    =======            =======


           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1997 and
                       the Six Months Ended June 30, 1998
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                    Earnings                       Accumulated                    Total
                                                    Reinvested      Currency       Other          Cost of         Stock-
                                        Common      in the          Translation    Comprehensive  Repurchased     holders'
                                        Stock       Business        Adjustments    Earnings       Stock           Equity
                                        ------      ----------      -----------    -------------  -----------     --------
Balances, January 1, 1997               $ 935       $22,480         $   192        $   190        $(9,387)        $14,218

Comprehensive earnings:
   Net earnings                                       6,310                                                         6,310
   Other comprehensive earnings,
         net of income taxes:
      Currency translation adjustments                               (1,301)        (1,301)                        (1,301)
      Net unrealized appreciation
         on securities                                                                   2                              2
                                                                    -------        -------                        -------
   Total other comprehensive earnings                                (1,301)        (1,299)                        (1,299)
                                                                    -------        -------                        -------
Total comprehensive earnings                                                                                        5,011

Exercise of stock options and
   issuance of other stock awards                        14                                           300             314
Cash dividends
   declared($1.60 per share)                         (3,880)                                                       (3,880)
Stock repurchased                                                                                    (743)           (743)
                                        -----       -------         -------        -------        -------         -------

   Balances, December 31, 1997            935        24,924          (1,109)        (1,109)        (9,830)         14,920


Comprehensive earnings:
   Net earnings                                       3,118                                                         3,118
   Other comprehensive earnings,
         net of income taxes:
      Currency translation adjustments                                 (221)          (221)                          (221)
                                                                    -------        -------                        -------
   Total other comprehensive earnings                                  (221)          (221)                          (221)
                                                                    -------        -------                        -------
Total comprehensive earnings                                                                                        2,897

Exercise of stock options and
   issuance of other stock awards                        12                                           136             148
Cash dividends
   declared($0.80 per share)                         (1,943)                                                       (1,943)
                                        -----        ------         -------        -------        -------         -------

   Balances, June 30, 1998              $ 935       $26,111         $(1,330)       $(1,330)       $(9,694)        $16,022
                                        =====       =======         =======        =======        =======         =======


Total comprehensive earnings, which primarily represent net earnings partially offset by currency translation adjustments, were $1,696 million and $1,670 million, respectively, for the quarters ended June 30, 1998 and 1997, and $2,761 million for the first six months of 1997.


           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)


                                                           For the Six Months Ended
                                                                   June 30,
                                                           ------------------------
                                                             1998             1997
                                                           -------          -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                           $ 3,059          $ 3,541
             - Financial services and real estate               59               68
                                                           -------          -------

        Net earnings                                         3,118            3,609
Adjustments to reconcile net earnings to
  operating cash flows:
CONSUMER PRODUCTS
  Depreciation and amortization                                863              855
  Deferred income tax provision                                121               93
  Gain on sale of a business                                                    (23)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                        (1,133)            (973)
    Inventories                                                (63)            (147)
    Accounts payable                                          (951)            (864)
    Income taxes                                               176              201
    Other working capital items                                778              455
  Other                                                        625              151
FINANCIAL SERVICES AND REAL ESTATE
  Deferred income tax provision                                 59               48
  Other                                                         66               52
                                                           -------          -------

        Net cash provided by operating activities            3,659            3,457
                                                           -------          -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

CONSUMER PRODUCTS
  Capital expenditures                                        (806)            (745)
  Purchases of businesses, net of acquired cash                                (223)
  Proceeds from sales of businesses                                             164
  Other                                                         22               (5)
FINANCIAL SERVICES AND REAL ESTATE
  Investments in finance assets                               (263)            (328)
  Proceeds from finance assets                                  67              181
                                                           -------          -------

        Net cash used in investing activities                 (980)            (956)
                                                           -------          -------


           See notes to condensed consolidated financial statements.
                                    (continued)

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)


                                                           For the Six Months Ended
                                                                   June 30,
                                                           ------------------------
                                                             1998             1997
                                                           -------          -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

CONSUMER PRODUCTS
  Net issuance(repayment)of short-term borrowings          $   693          $  (149)
  Long-term debt proceeds                                    1,985            1,786
  Long-term debt repaid                                     (1,205)          (1,277)
FINANCIAL SERVICES AND REAL ESTATE
  Net issuance of short-term borrowings                        103              252
  Long-term debt proceeds                                                       174
  Long-term debt repaid                                                        (387)

Dividends paid                                              (1,942)          (1,946)
Issuance of shares                                              98               58
Repurchase of outstanding stock                                                (805)
Other                                                          (73)             (77)
                                                           -------          -------

  Net cash used in financing activities                       (341)          (2,371)
                                                           -------          -------

Effect of exchange rate changes on cash and
  cash equivalents                                             (15)             (53)
                                                           -------          -------

Cash and cash equivalents:
  Increase                                                   2,323               77

  Balance at beginning of period                             2,282              240
                                                           -------          -------

  Balance at end of period                                 $ 4,605          $   317
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


                                                      For the Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                       1998              1997
                                                       ----              ----
                                                           (in millions)
Net earnings                                          $3,118            $3,609
                                                      ======            ======

Weighted average shares for
  basic EPS                                            2,427             2,418

Plus incremental shares from conversions:
  Restricted stock and stock rights                        1                 1
  Stock options                                           15                21
                                                       -----             -----
Weighted average shares for
  diluted EPS                                          2,443             2,440
                                                      ======            ======


                                                     For the Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                      1998                1997
                                                      ----                ----
                                                           (in millions)
Net earnings                                         $1,736              $1,836
                                                     ======              ======
Weighted average shares for
  basic EPS                                           2,428               2,414

Plus incremental shares from conversions:
  Restricted stock and stock rights                       1                   1
  Stock options                                          14                  21
                                                      -----               -----
Weighted average shares for
  diluted EPS                                         2,443               2,436
                                                     ======              ======


                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Options on shares of common stock were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive, as follows:

                                          1998             1997
                                          ----             ----
                                              (in millions)
For the three months ended June 30,         39               16
For the six months ended June 30,           20                8

In 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective January 1, 1998, and its application for the three and six month periods ended June 30, 1998 had no material effect on the Company's financial position or results of operations.

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

                     OVERVIEW OF TOBACCO-RELATED LITIGATION

TYPES AND NUMBER OF CASES

Pending claims related to tobacco products generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, and (iii) health care cost recovery cases brought by state and local governments seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking, as well as similar cases, including class actions, brought by non-governmental plaintiffs such as unions, health maintenance organizations ("HMOs"), federal and state taxpayers, native American tribes and others. Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars.

In recent years there has been a substantial increase in the number of smoking and health cases being filed in the United States.

As of August 1, 1998, there were approximately 400 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company (excluding approximately 50 cases in Texas that were voluntarily dismissed but which may be refiled under certain conditions), compared with approximately 375 such cases on December 31, 1997, and 185 such cases on December 31, 1996. Many of the new cases were filed in Florida and New

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


York. Twenty-two of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS").

In addition, as of August 1, 1998, there were approximately 65 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 50 such cases on December 31, 1997, and 20 such cases on December 31, 1996. Most of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

The number of health care cost recovery actions in the United States also increased, with approximately 140 such cases pending as of August 1, 1998, compared with approximately 105 such cases on December 31, 1997, and 25 such cases on December 31, 1996.

There are also a number of tobacco-related actions pending outside the United States against affiliates and subsidiaries of PMI including, as of August 1, 1998, approximately 20 smoking and health cases initiated by one or more individuals (Argentina (13), Brazil (1), Canada (1), Italy (1), Japan (1), Scotland (1) and Turkey (2)), four smoking and health class actions (Brazil (2), Canada (1) and Nigeria (1)) and one health care cost recovery action (Republic of the Marshall Islands). In addition, the Republic of Guatemala has filed a health care cost recovery action in the United States.

LITIGATION SETTLEMENTS

During 1997 and 1998, PM Inc. and other companies in the United States tobacco industry settled health care cost recovery actions brought by the States of Mississippi, Florida, Texas and Minnesota, and an ETS smoking and health class action brought on behalf of airline flight attendants. The Minnesota settlement is discussed in Note 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The other settlements are discussed in Part I,
Item 3. Legal Proceedings of the Company's 1997 Form 10-K. Recently, the Mississippi and Texas settlement agreements were amended pursuant to their "most favored nation" clause to reflect the terms of the Minnesota settlement agreement. The amended settlement agreements are discussed below under the heading "Health Care Cost Recovery Litigation - Most Favored Nation Provisions." The Mississippi, Florida, Texas and Minnesota health care cost recovery settlement agreements, the amendments to the Mississippi and Texas settlement agreements and certain ancillary agreements are filed as exhibits to various of the Company's reports filed with the Securities and Exchange Commission.

VERDICTS IN INDIVIDUAL CASES

During the last two years, juries have returned verdicts for defendants in three smoking and health cases in Florida and in one individual ETS smoking and health case in Indiana. In June 1998, a Florida appeals court reversed a $750,000 jury verdict awarded in August 1996 against another United States cigarette manufacturer. Also in June 1998, a Florida jury awarded the estate of a deceased smoker in a smoking and health case against another United States cigarette manufacturer $500,000 in compensatory damages, $52,000 for medical expenses and $450,000 in punitive damages. In Brazil, a court in 1997 awarded plaintiffs in a

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


smoking and health case the Brazilian currency equivalent of $81,000, attorneys' fees (in an amount to be determined by the court) and a monthly annuity for 35 years equal to two-thirds of the deceased smoker's last monthly salary. Neither the Company nor its affiliates were parties to that action. Several of the above verdicts and decisions are under appeal.

TRIAL DATES

Jury selection is currently underway in a smoking and health class action in Florida in which PM Inc. is a defendant (ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL.). The State of Washington's health care cost recovery action is scheduled for trial in September 1998. As set forth in Exhibit 99 hereto, approximately 15 health care cost recovery actions and four smoking and health class actions are scheduled for trial in 1999. During the remainder of 1998, five individual smoking and health cases are scheduled for trial against PM Inc., and approximately 15 such cases, including three in which the Company is a defendant, are scheduled for trial in 1999. Trial dates, however, are subject to change.

A description of the smoking and health litigation, health care cost recovery litigation and certain other proceedings pending against the Company and/or its subsidiaries and affiliates follows.

                          SMOKING AND HEALTH LITIGATION

Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal Racketeer Influenced and Corrupt Organization Act ("RICO") and state RICO statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations, and preemption by the Federal Cigarette Labeling and Advertising Act (the "Labeling Act"). In June 1992, the United States Supreme Court held that the Labeling Act, as enacted in 1965, does not preempt common law damage claims, but that the Labeling Act, as amended in 1969, preempts claims arising after July 1969 against cigarette manufacturers "based on failure to warn and the neutralization of federally mandated warnings to the extent that those claims rely on omissions or inclusions in advertising or promotions." The Court also held that the 1969 Labeling Act does not preempt claims based on express warranty, fraudulent misrepresentation or conspiracy. The Court further held that claims for fraudulent concealment were preempted except "insofar as those claims relied on a duty to disclose...facts through channels of communication other than advertising or promotion." (The Court did not consider whether such common law damage claims were valid under state law.) The Court's decision was announced by a plurality opinion. The effect of the decision on pending and future cases will be the subject of further proceedings in the lower federal and state courts. Additional similar litigation could be encouraged if legislation to eliminate the federal

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


preemption defense, proposed in Congress in recent years, were enacted. It is not possible to predict whether any such legislation will be enacted.

In May 1996, the Fifth Circuit Court of Appeals held that a purported class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions (CASTANO, ET AL. V. THE AMERICAN TOBACCO COMPANY, ET AL.). Since this class decertification, lawyers for plaintiffs have filed numerous smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states and raise "addiction" claims similar to those raised in the CASTANO case and, in some cases, claims of physical injury as well. As of August 1, 1998, putative smoking and health class actions were pending in Alabama, Arkansas, California, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, West Virginia and Wisconsin, as well as in Canada, Brazil and Nigeria. As of August 1, 1998, class certification had been denied or reversed by courts in six smoking and health class actions involving PM Inc., in Louisiana, the District of Columbia, New York (2), Pennsylvania and Puerto Rico, while classes remained certified in three cases in Florida, Louisiana and Maryland. A number of the foregoing decisions relating to class certification are under appeal. Class certification motions are pending in a number of the other purported smoking and health class actions. One ETS smoking and health class action was settled in 1997 as discussed in the Company's 1997 Form 10-K.

ENGLE TRIAL

Jury selection began in July 1998. Plaintiffs seek compensatory and punitive damages ranging into the billions of dollars, as well as equitable relief including, but not limited to, a medical fund for future health care costs, attorneys' fees and court costs. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. For a discussion of certain recent rulings in this case, see Exhibit 99 hereto.

The trial plan currently calls for the case to be tried in three phases. Phase One will involve three stages. Phase One, Stage One will involve evidence concerning common issues of liability and causation for all class members, including scientific and statistical evidence, and common class issues concerning plaintiffs' causes of action. Entitlement to punitive damages will be decided at the end of Phase One, Stage Two. If the jury determines that plaintiffs are entitled to punitive damages, evidence concerning assessment of punitive damages, by way of a ratio to be applied in the class members' subsequent individual trials, will be presented in Phase One, Stage Three.

If plaintiffs prevail in Phase One, Phase Two will involve individual determination of specific causation and other individual issues regarding entitlement to compensatory damages for the class representatives. Phase Three of the trial will be held before separate juries to address absent class members' determination of specific causation and other individual issues regarding entitlement to compensatory damages.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                      HEALTH CARE COST RECOVERY LITIGATION

In certain of the pending proceedings, foreign, state and local government entities, unions, HMOs, federal and state taxpayers, native American tribes and others seek reimbursement for Medicaid and/or other health care expenditures allegedly caused by tobacco products and, in some cases, for future expenditures and damages as well. Certain of these cases purport to be brought on behalf of a class of plaintiffs, and in some cases, the class has been certified by the court. In one health care cost recovery case, private citizens seek recovery of alleged tobacco-related health care expenditures incurred by the federal Medicare program. In others, Blue Cross subscribers seek reimbursement of allegedly increased medical insurance premiums caused by tobacco products. In the native American cases, claims are also asserted for alleged lost productivity of tribal government employees. Other relief sought by some but not all plaintiffs includes punitive damages, treble/multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

Defenses raised include failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), lack of antitrust injury, federal preemption, lack of proximate cause, remoteness and statute of limitations. In addition, defendants argue that they should be entitled to "set-off" any alleged damages to the extent the plaintiff benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer or a state) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring an action on behalf of each individual health care recipient and should be subject to all defenses available against the injured party. In certain of these cases, defendants have also challenged the ability of the plaintiffs to use contingency fee counsel to prosecute these actions. Further, certain cigarette companies, including PM Inc., have filed declaratory judgment actions in a number of states seeking to block the state's health care cost recovery action and/or to prevent the state from hiring contingency fee counsel.

As discussed in Exhibit 99 hereto, Maryland and Vermont have recently enacted statutes that are intended to facilitate the state's ability to recover Medicaid and/or other health care cost expenditures allegedly caused by cigarette smoking. Other states are considering similar legislation. These statutes and proposed bills vary by jurisdiction, but generally include provisions that purport to

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


abrogate certain affirmative defenses, create a direct cause of action for the state (thus avoiding the need to proceed via subrogation) and authorize the use of statistical models to prove damages and/or causation. The legality of the Vermont statute is currently being challenged in court by PM Inc. and other domestic tobacco manufacturers.

As of August 1, 1998, there were approximately 140 health care cost recovery cases pending against PM Inc. and, in some cases, the Company. Thirty-seven of these cases were filed by states, through their attorneys general and/or other state agencies, in Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Georgia, Hawaii, Idaho, Illinois, Indiana (dismissed by trial court), Iowa (dismissal of Medicaid reimbursement claims affirmed by appellate court), Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Utah, Vermont, Washington, West Virginia and Wisconsin, and eight were filed by city and county governments. Approximately 70 of the pending health care cost recovery actions were filed by unions (four of which have been dismissed in their entirety by courts in Florida, Maryland, Pennsylvania and Oregon, but for which appeals are pending or may yet be filed), six by HMOs, five by federal and state taxpayers and five by native American tribes. Health care cost recovery actions have also been brought by the Republic of the Marshall Islands, the Commonwealth of Puerto Rico and the Republic of Guatemala. In July 1998, the press reported that the Clinton Administration is reviewing the possibility of filing a Medicare health care cost recovery action on behalf of the federal government. As discussed above, under the heading "Overview of Tobacco-Related Litigation--Litigation Settlements," four health care cost recovery cases have been settled in 1997 and 1998.

WASHINGTON TRIAL

Trial in the Washington health care cost recovery action is scheduled to begin in September 1998. Plaintiff seeks damages in unspecified amounts, funding of smoking cessation and public education programs, civil penalties of $2,000 for each violation of the state's unfair business practices statute, civil penalties of $100,000 against each individual defendant and $500,000 against each corporate defendant for each violation of the state's antitrust statute, costs and attorneys' fees, various forms of non-monetary relief and such other relief as the court deems appropriate. For a discussion of certain recent rulings in this case, see Exhibit 99 hereto.

MOST FAVORED NATION PROVISIONS

Following the settlement of Minnesota's health care cost recovery action in May 1998, the States of Texas, Florida and Mississippi contacted PM Inc. to discuss the issue of what effect, if any, the settlement of the Minnesota action has upon the terms of the prior settlements with those states pursuant to the "most favored nation" ("MFN") provision of those prior state settlements. That provision provides that, in the event the settling defendants enter into a subsequent pre-verdict settlement with a non-federal governmental entity on terms more favorable to such entity than the terms of the prior state settlements (after due consideration of relevant differences in population or other appropriate factors), the terms of the prior state settlements will be revised to provide treatment at least as relatively favorable. The Mississippi and Texas settlement agreements were recently amended pursuant to this provision, as described in detail below. Discussions with the State of Florida have not concluded in an agreement. (Copies

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


of the MFN amendments are filed as Exhibits to this Form 10-Q, and the discussion herein is qualified by reference thereto.)

The Mississippi and Texas MFN amendments to the settlement agreements call for the industry to make additional payments to Mississippi and Texas over a five-year period aggregating $550 million and $2.275 billion, respectively. These amounts are payable in January of the year indicated and, for payments after 1999, are to be adjusted for inflation, changes in domestic sales volume and, under specified circumstances, increases in net operating profits from domestic sales:


                                           (in millions)
                   1999          2000          2001          2002           2003            Total
                   ----          ----          ----          ----           ----            -----
Mississippi     $ 41.738       $145.173      $145.173      $145.173       $ 72.743       $  550.000

Texas            156.530        605.090       605.090       605.090        303.200        2,275.000
                --------       --------      --------      --------       --------       ----------

                $198.268       $750.263      $750.263      $750.263       $375.943       $2,825.000
                ========       ========      ========      ========       ========       ==========


These payments will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette shipments in the year preceding payment.

In the event a settling defendant defaults on its obligation to make timely payment of the above amounts, the remaining settling defendants may, in their absolute discretion, pay the missing payment. If they elect not to make up the missing payment, each settling defendant can be required by the state to pay its share of the remaining payments scheduled above within 30 days of the default, subject to inflation and volume adjustments. The obligations of the settling defendants under the amended settlement agreements are several and not joint; the amended settlement agreements do not obligate any settling defendant to pay the share of another settling defendant.

The stated amounts of the ongoing annual payments (the "Ongoing Annual Payments") contemplated by the original Mississippi and Texas settlement agreements are unchanged by the MFN amendments.

The MFN amendments modify the provisions of the original settlement agreements that address the impact that enactment of federal tobacco legislation before November 30, 2000, would have on such settlements. Under the MFN amendments, the settling defendants will be entitled to receive a dollar-for-dollar offset against their Ongoing Annual Payments for amounts that Mississippi or Texas, as the case may be, could elect to receive pursuant to any such federal tobacco legislation ("Federal Settlement Funds"), except to the extent that: (i) such Federal Settlement Funds are required to be used for purposes other than health care or tobacco-related purposes; (ii) such federal tobacco legislation does not provide for the abrogation, settlement or relinquishment of state tobacco-related claims; or (iii) state receipt of such Federal Settlement Funds is conditioned upon (A) the relinquishment of rights or benefits under that respective state's settlement (excepting any Ongoing Annual Payment amounts subject to the offset); or (B) actions or expenditures by such state unrelated to health care or tobacco (including but not limited to tobacco education, cessation, control or enforcement).

The MFN amendments also supersede the MFN provisions contained in the original settlement agreements. Under the MFN amendments, if the settling defendants enter

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


into any future pre-verdict settlement agreement of similar health care cost recovery litigation on terms more favorable to a non-federal governmental plaintiff, the Mississippi and Texas settlements will not otherwise be revised except to the extent such future settlement provides for: (i) joint and several liability for monetary payments, (ii) a parent company guaranty or other credit assurance, (iii) the implementation of different non-economic tobacco-related public health measures, or (iv) monetary offsets in the event of federal tobacco legislation that are more favorable to such plaintiff than those described above.

The settling defendants agreed as part of the MFN amendments to disclose specified future payments for lobbying or related purposes in Mississippi and Texas, to support enumerated legislative and regulatory proposals and to not support legislation, rules or policies that would diminish Mississippi's and Texas' rights under the amended settlement agreements. The settling defendants further agreed not to make any payments for tobacco product placement in motion pictures made in the United States.

The settling defendants also submitted to a Consent Judgment enjoining the industry from (i) offering or selling non-tobacco services or merchandise (e.g., caps, jackets or bags) in Mississippi and Texas bearing the name or logo of a tobacco brand other than tobacco products or items with the sole function of advertising; (ii) making any material misrepresentation of fact regarding the health consequences of using tobacco products; (iii) entering into any contract, combination or conspiracy to limit health information or research into smoking and health or product development; and (iv) taking any action to target children in Mississippi and Texas in the advertising, promotion or marketing of cigarettes.

In connection with the MFN amendments, the parties executed new agreements governing settling defendants' payment of attorneys' fees to counsel for Mississippi and Texas. (Copies of these agreements are filed as Exhibits to this Form 10-Q, and the discussion herein is qualified by reference thereto.) The agreements provide that beginning in November 1998, a three-member arbitration panel will consider and determine the amount of attorneys' fees to be awarded. These awards will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette shipments. Under the agreements, there is an annual cap of $500 million on aggregate attorneys' fees to be paid pursuant to arbitration awards, including those to be paid for counsel for Mississippi and Texas. A one-time $250 million payment may be paid for cases that were settled in 1997. This aggregate annual cap includes: (i) all attorneys' fees paid pursuant to an award by the panel in connection with settlements of any smoking and health cases (other than individual cases), (ii) all attorneys' fees paid pursuant to an award by the panel for activities in connection with smoking and health cases resolved by operation of federal legislation provided such legislation imposes an obligation on the settling defendants to pay attorneys' fees, and (iii) all attorneys' and professional fees paid pursuant to an award by the panel for contributions made toward the enactment of federal tobacco legislation.

The settling defendants have made payments to counsel for Mississippi and Texas totaling $200 million as advances against awards of attorneys' fees by the arbitration panel, such advances to be credited against the annual cap over several years commencing in 1999.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


The Company has recorded charges of $199 million in the second quarter of 1998 to accrue for PM Inc.'s share of all fixed and determinable portions of the obligations described above.

                    CERTAIN OTHER TOBACCO-RELATED LITIGATION

Since September 1997, a number of suits have been filed by former asbestos manufacturers and asbestos manufacturers' personal injury settlement trusts against domestic tobacco manufacturers, including PM Inc., and others (RAYMARK INDUSTRIES, INC. V. BROWN & WILLIAMSON TOBACCO CORPORATION, ET AL.; RAYMARK INDUSTRIES, INC. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL.; FIBREBOARD CORPORATION AND OWENS CORNING V. THE AMERICAN TOBACCO COMPANY, ET AL.; ROBERT
A. FALISE, ET AL., TRUSTEES OF THE MANVILLE PERSONAL INJURY SETTLEMENT TRUST
V. THE AMERICAN TOBACCO COMPANY, ET AL.; KEENE CREDITORS TRUST V. BROWN & WILLIAMSON TOBACCO CORPORATION, ET AL.; H.K. PORTER COMPANY, INC. V. B.A.T. INDUSTRIES, PLC, ET al.; RAYMARK INDUSTRIES, INC. V. THE AMERICAN TOBACCO COMPANY, ET AL.; H.K. PORTER COMPANY, INC. V. THE AMERICAN TOBACCO
COMPANY, ET AL.). These cases seek, among other things, contribution or reimbursement for amounts expended for the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages.

Since June 1998, three class actions have been filed against PM Inc. and the Company, in Florida, New Jersey and Pennsylvania on behalf of individuals who purchased and consumed MARLBORO LIGHTS (HOGUE, ET AL. V. PHILIP MORRIS COMPANIES, INC., ET AL., CIRCUIT COURT, THIRTEENTH JUDICIAL CIRCUIT HILLSBOROUGH COUNTY, FLORIDA, FILED JUNE 30, 1998; CUMMIS, ET AL. V. PHILIP MORRIS COMPANIES, INC., ET AL., SUPERIOR COURT OF NEW JERSEY, LAW DIVISION, MORRIS COUNTY, FILED JULY 9, 1998; MCNAMARA, ET AL. V. PHILIP MORRIS COMPANIES, INC., ET AL., COURT OF COMMON PLEAS, MONTGOMERY COUNTY, PENNSYLVANIA, FILED JULY 16, 1998). These cases allege in connection with the use of the term "Lights," among other things, deceptive and unfair trade practices, unjust enrichment, and seek injunctive and equitable relief. Similar class actions have been threatened in Massachusetts.

Since July 1998, two suits have been filed in California courts alleging that domestic cigarette manufacturers, including PM Inc., and others have violated the California statute known as "Proposition 65" by not informing the public of the alleged risks of ETS to non-smokers. Plaintiffs also allege violations of California's Business and Professions Code regarding unfair and fraudulent business practices. Plaintiffs seek statutory penalties, injunctions barring the sale of cigarettes, restitution, disgorgement of profits and other relief (PEOPLE OF THE STATE OF CALIFORNIA, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL., SUPERIOR COURT, LOS ANGELES, CALIFORNIA, FILED JULY 14, 1998; PEOPLE OF THE STATE OF CALIFORNIA, ET AL. V. BROWN & WILLIAMSON, ET AL., SUPERIOR COURT, SAN FRANCISCO, CALIFORNIA, FILED JULY 28, 1998).

                             CERTAIN OTHER ACTIONS

In March 1994, the Company and certain officers and directors were named as defendants in a complaint filed as a purported class action in the United States District Court for the Eastern District of New York (LAWRENCE, ET AL.
V. PHILIP MORRIS COMPANIES INC., ET AL.). Plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which PM Inc. allegedly shipped more inventory to customers than was necessary to satisfy market demand. The plaintiff class consists of all persons who purchased common stock of the

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Company between July 10, 1991, and April 1, 1993, and who held such stock at the close of business on April 1, 1993.

In April 1994, the Company and certain officers and directors were named as defendants in several other purported class actions that were later consolidated in the United States District Court in the Southern District of New York (KURZWEIL, ET AL. V. PHILIP MORRIS COMPANIES INC., ET AL.). In those cases, plaintiffs assert that defendants violated the federal securities laws by making allegedly false and misleading statements regarding the allegedly "addictive" qualities of cigarettes. The plaintiff class consists of all persons who purchased common stock of the Company between June 11, 1991, and May 6, 1994.

In June 1998, the court gave preliminary approval to an agreement reached by the parties to settle the KURZWEIL case. Pursuant to the agreement, the Company deposited into escrow $105 million to create a fund for the benefit of class members. In July 1998, the court gave preliminary approval to a revision of the June agreement, pursuant to which the Company has deposited an additional $10.5 million into the escrow fund for the benefit of class members. This $115.5 million fund will also cover any attorneys' fees and other expenses ordered by the court if the settlement is finally approved. If so approved, the settlement will also result in a release of all claims in the LAWRENCE action by class members who do not request exclusion from the KURZWEIL class. If the settlement is finally approved, the parties to the LAWRENCE action will seek the dismissal of that action. The settlement is subject to a number of conditions, including final court approval.

Since April 1996, five purported class action suits have been filed in Wisconsin alleging that Kraft Foods, Inc. ("Kraft") and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange (STUART, ET AL. V. KRAFT FOODS, INC., ET AL.; SHEEKS, ET AL. V. KRAFT FOODS, INC., ET AL.; SERVAIS, ET AL. V. KRAFT FOODS, INC. AND THE NATIONAL CHEESE EXCHANGE, INC.; DODSON, ET AL. V. KRAFT FOODS, INC., ET AL.; and NOLL, ET AL. V. KRAFT FOODS, INC., ET AL.). Plaintiffs seek injunctive and equitable relief and treble damages. The court has granted the SHEEKS and STUART plaintiffs' motions for voluntary dismissal without prejudice. Plaintiffs in the three remaining cases have filed a consolidated class action complaint in Wisconsin seeking certification of a class consisting of all milk producers in the United States. In June 1998, the court in this consolidated action denied Kraft's motion to dismiss as to the antitrust and tortious interference claims and granted Kraft's motion to dismiss on breach of contract and false advertising claims. In October 1997, a purported class action suit was filed in Illinois against Kraft only (VINCENT, ET AL. V. KRAFT FOODS, INC.), and in April 1998, a purported class action suit was filed in California against Kraft and others (KNEVELBOARD DAIRIES, ET AL. V. KRAFT FOODS, INC., ET AL., SUPERIOR COURT OF CALIFORNIA, LOS ANGELES COUNTY, FILED APRIL 14, 1998). Both of these suits contain allegations similar to those in the consolidated Wisconsin class action, but the VINCENT case seeks a class comprising all of Kraft's milk suppliers, and the KNEVELBOARD case seeks a class comprising all of defendants' milk suppliers in California. In June 1998, the Illinois court in the VINCENT case granted Kraft's motion to dismiss, but has allowed plaintiffs to file an amended complaint.

Tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of unpaid taxes assessed to date is alleged to be the Italian lira equivalent of $2.5

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


billion. In addition, the Italian lira equivalent of $3.5 billion in interest and penalties has been assessed (reduced from $6.0 billion to reflect a change in law). The Company anticipates that value-added and income tax assessments may also be received in respect of 1996 and 1997. In September 1997, the Italian administrative tax court in Milan overturned one of the assessments for value-added taxes, and that decision has been appealed by the tax authorities. In May and June 1998, the Italian administrative tax court in Milan overturned 42 additional assessments for value-added and income taxes. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted charges of tax evasion to remain pending. In February 1998, the tax evasion charges were dismissed by the criminal court in Naples following a determination that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan, who will determine whether to bring charges, in which case a preliminary investigations judge will make a new finding as to whether there should be a trial on these charges. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending tax assessments and pending proceedings.

   THE JUNE 1997 PROPOSED RESOLUTION AND PROPOSED FEDERAL TOBACCO LEGISLATION

In June 1997, PM Inc. and other companies in the United States tobacco industry entered into a Memorandum of Understanding (the "Resolution") to support the adoption of federal legislation and ancillary undertakings that would resolve many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets. (The proposed Resolution is discussed in the Company's 1997 Form 10-K, and a copy of the proposed Resolution is filed as Exhibit 10.17 thereto.) Such legislation was never enacted.

In April 1998, the Senate Commerce Committee approved a bill that was substantially different and significantly more adverse to the domestic tobacco industry and the Company than the proposed Resolution (the "Commerce Bill"). That Bill, as approved by the Commerce Committee, contemplated industry payments in excess of one-half trillion dollars over the first twenty-five years, provided the United States Food and Drug Administration ("FDA") with broad regulatory control over tobacco products, applied, in certain respects, to international sales of tobacco products, and eliminated virtually all of the provisions of the proposed Resolution that would limit liability of the tobacco industry in civil litigation in the United States. In June 1998, the United States Senate voted to return the Commerce Bill to the Senate Commerce Committee for further consideration. Other federal tobacco bills are also under consideration by Congress. The Company cannot predict whether the Commerce Bill or any other such federal tobacco legislation will be enacted or the form any such enactment might take.

                            -------------------------

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

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. The present legislative and litigation environment is substantially uncertain and it is possible that the Company's business, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal tobacco legislation discussed above. The Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended. However, the Company and its subsidiaries periodically may enter into discussions in an attempt to settle various cases when they believe it is in the best interests of the Company's stockholders to do so. In that regard, PM Inc. has discussed with certain state attorneys general the possibility of settling the asserted and unasserted health care cost recovery claims of most states. No assurance can be given that any cases will be settled or what the terms of any settlement might be.

Reference is made to Exhibit 99 to this Form 10-Q for a list of pending smoking and health class actions and health care cost recovery actions, and for a description of certain developments in such proceedings.

NOTE 4.  RECENTLY ISSUED ACCOUNTING STANDARDS:

During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company by January 1, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the timing of adoption or the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

In 1998, AcSEC issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 establishes standards on accounting for start-up and organization costs and in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The Company currently estimates that adoption of SOP No. 98-5 will have no material effect on the Company's financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

FOR THE SIX MONTHS ENDED JUNE 30,


                                                               OPERATING REVENUES
                                                          ------------------------------
                                                                  (in millions)
                                                            1998                   1997
                                                          -------                -------
Tobacco                                                   $21,336                $20,073
Food                                                       13,710                 14,164
Beer                                                        2,176                  2,193
Financial services and real estate                            139                    200
                                                          -------                -------
  Operating revenues                                      $37,361                $36,630
                                                          =======                =======


                                                                OPERATING INCOME
                                                          ------------------------------
                                                                  (in millions)
                                                            1998                   1997
                                                          -------                -------
Tobacco                                                   $ 3,731                 $4,672
Food                                                        2,193                  2,118
Beer                                                          286                    285
Financial services and real estate                             93                    106
                                                          -------                -------
  Operating companies income                                6,303                  7,181
Amortization of goodwill                                     (290)                  (296)
General corporate expenses                                   (248)                  (222)
Minority interest in earnings of
  consolidated subsidiaries                                   (62)                   (33)
                                                          -------                -------
  Operating income                                        $ 5,703                $ 6,630
                                                          =======                =======


FOR THE THREE MONTHS ENDED JUNE 30,

                                                               OPERATING REVENUES
                                                          ------------------------------
                                                                  (in millions)
                                                            1998                   1997
                                                          -------                -------
Tobacco                                                   $10,673                $10,153
Food                                                        7,035                  6,953
Beer                                                        1,196                  1,207
Financial services and real estate                             74                    100
                                                          -------                -------
  Operating revenues                                      $18,978                $18,413
                                                          =======                =======


                                                                OPERATING INCOME
                                                          ------------------------------
                                                                  (in millions)
                                                            1998                   1997
                                                          -------                -------
Tobacco                                                   $ 2,083                $ 2,318
Food                                                        1,156                  1,102
Beer                                                          158                    166
Financial services and real estate                             51                     58
                                                          -------                -------
  Operating companies income                                3,448                  3,644
Amortization of goodwill                                     (144)                  (147)
General corporate expenses                                   (133)                  (113)
Minority interest in earnings of
  consolidated subsidiaries                                   (31)                   (20)
                                                          -------                -------
  Operating income                                        $ 3,140                $ 3,364
                                                          =======                =======


RESULTS OF OPERATIONS

Operating revenues for the first six months of 1998 increased 2.0% over the first six months of 1997, and operating revenues for the second quarter of 1998 increased 3.1% over the comparable 1997 period. These increases were primarily due to domestic tobacco, international tobacco and North American food operations. Food segment operating revenues were affected by the 1997 sales of Brazilian ice cream businesses, North American maple-flavored syrup businesses and a Scandinavian sugar confectionery business. Financial services and real estate operating revenues decreased due to the 1997 sale of the real estate business. Excluding the operating revenues of these and other smaller operations divested in 1997, underlying operating revenues for the first six months of 1998 increased $1.1 billion (3.1%) over the first six months of 1997, and underlying operating revenues for the second quarter of 1998 increased $724 million (4.0%) over the comparable 1997 period.

Operating income for the first six months and second quarter of 1998 decreased 14.0% and 6.7%, respectively, from the comparable 1997 periods, reflecting charges related to voluntary early retirement and separation programs and the settlement of tobacco litigation. In February 1998, the Company announced voluntary early retirement and separation programs for salaried and hourly employees, primarily at PM Inc. The programs resulted in pre-tax charges of $327 million during the first six months of 1998, of which $232 million was recorded during the second quarter. First-half results also reflect first-quarter pre-tax charges of $806 million related to settling health care cost recovery litigation in Minnesota and second quarter charges of $199 million related to "Most Favored Nation" clauses in previous state settlement agreements with the states of Mississippi and Texas, as previously discussed in Note 3 to the Condensed Consolidated Financial Statements. Excluding the charges for voluntary early retirement and separation programs and for tobacco litigation settlements, as well as results from operations divested since the beginning of 1997, underlying operating income increased $484 million (7.4%) and $238 million (7.1%) over the first six months and second quarter of 1997, respectively, reflecting favorable results in domestic tobacco, international tobacco and North American food operations.

Currency movements, primarily the strengthening of the U.S. dollar versus European and Asian currencies, decreased operating revenues by $1.7 billion ($1.0 billion, excluding excise taxes) and operating income by $224 million in the first six months of 1998 versus the comparable 1997 period. During the second quarter, currency movements decreased operating revenues by $645 million ($388 million, excluding excise taxes) and operating income by $91 million versus the comparable 1997 period. Although the Company cannot predict future movements in currency rates or economic developments, it anticipates that the continued strength of the U.S. dollar will have a significant adverse impact on operating revenues and operating income during the remainder of 1998 and 1999 and that economic instability in Asia will continue to slow the Company's businesses in that region.

Interest and other debt expense, net, decreased $84 million (14.8%) in the first six months of 1998 and $41 million (14.7%) in the second quarter from the respective comparable 1997 periods. These decreases were due primarily to lower average debt outstanding during 1998 and higher interest income, reflecting increased cash and cash equivalents.

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting EPS and requires the presentation of both basic and diluted EPS. Prior period EPS have been restated to conform with the standards established by SFAS No. 128.

Diluted and basic EPS, both of which were $1.28 for the first six months of 1998, decreased by 13.5% and 14.1%, respectively, from the comparable 1997 period due primarily to previously discussed charges for voluntary early retirement and separation programs and tobacco litigation settlements. Excluding the after-tax impact of these charges, first-half underlying net earnings increased 8.9% to $3.9 billion, diluted EPS increased 8.8% to $1.61 and basic EPS increased 8.7% to $1.62. Reported diluted EPS of $0.71 and basic EPS of $0.72 in the second quarter of 1998 each decreased by 5.3% from the comparable 1997 period. Excluding the after-tax impact of charges for voluntary early retirement and separation programs and tobacco litigation settlements, second quarter underlying net earnings increased 8.9% to $2.0 billion, diluted EPS increased 9.3% to $0.82 and basic EPS increased 7.9%, to $0.82.

YEAR 2000

As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue or Century Date Change ("CDC") issue. The CDC issue can arise at any point in the Company's supply, manufacturing, processing, distribution, and financial chains.

The Company and each of its operating subsidiaries are in the process of implementing a CDC readiness program with the objective of having all of their significant Business Systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the CDC before January 1, 2000. Each operating subsidiary is in a different stage of CDC readiness. Generally, those subsidiaries with primarily North American operations (Philip Morris USA, Kraft Foods North America, Miller Brewing Company and Philip Morris Capital Corporation) are closer to CDC readiness than those with extensive international operations (Philip Morris International and Kraft Foods International).

The first component of the CDC readiness program is to identify the internal Business Systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of the CDC issue. This effort is substantially complete with all operating subsidiaries having identified the Business Systems that may require remediation or replacement and established priorities for repair or replacement. Those Business Systems considered most critical to continuing operations are being given the highest priority.

The second component of the CDC readiness program involves the actual remediation and replacement of Business Systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. Business Systems ranked highest in priority have either been remediated or replaced or scheduled for remediation or replacement. Business Systems previously earmarked for retirement and replacement without regard to the CDC issue have been evaluated for early replacement with CDC compliant systems or programs or, in the alternative, remediation. The Company's objective is to complete substantially all remediation and replacement of internal Business Systems by March 1999, and to complete final testing and certification for CDC readiness by September 1999.

As part of the CDC readiness program, significant service providers, vendors, suppliers, customers and governmental entities ("Key Business Partners") that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of CDC readiness through questionnaires, interviews, on-site visits and other available means. In conjunction with this effort, key governmental agencies and utilities upon which the Company and its operating subsidiaries rely are being approached on a worldwide basis to identify their level of CDC preparedness. In many cases, these entities (particularly outside North America) have a lower level of CDC awareness and are less willing to provide information concerning their state of CDC readiness.

Because of the vast number of Business Systems used by the Company and its operating subsidiaries, the significant number of Key Business Partners, the extent of the Company's foreign operations, including operations within countries that are not actively promoting remediation of the CDC issue, the Company presently believes that it may experience some disruption in its business due to the CDC issue. More specifically, because of the interdependent nature of Business Systems, the Company and its operating subsidiaries could be materially adversely affected if utilities, private businesses and governmental entities with which they do business or that provide essential services are not CDC ready. The Company currently believes that the greatest risk of disruption in its businesses exists in certain international markets. The possible consequences of the Company or Key Business Partners not being fully CDC compliant by January 1, 2000 include, among other things, temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company and its operating subsidiaries to conduct their businesses in the ordinary course for a period of time after January 1, 2000. However, the Company believes that its CDC readiness program, including the contingency planning discussed below, should significantly reduce the adverse effect any such disruptions may have.

Concurrently with the CDC readiness measures described above, the Company and its operating subsidiaries are developing contingency plans intended to mitigate the possible disruption in business operations that may result from the CDC issue, and are developing cost estimates for such plans. Contingency plans may include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply, adjusting facility shut-down and start-up schedules and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

It is currently estimated that the aggregate cost of the Company's CDC efforts will be approximately $400 million to $500 million, of which approximately
$150 million has been spent. These costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $100 million), substantially all of which would be capitalized, are not included in the above estimates.

The Company's CDC readiness program is an ongoing process and the estimates of costs and completion dates for various components of the CDC readiness program described above are subject to change.

EURO

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and
(2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis particularly once the euro currency is issued in 2002. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

OPERATING RESULTS BY BUSINESS SEGMENT

TOBACCO

BUSINESS ENVIRONMENT

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, operating revenues, cash flows, operating income and financial position of PM Inc., PMI and the Company.

In the United States, these issues include actual and proposed excise tax increases; proposed federal regulatory controls (including, as discussed below, the issuance of final regulations by the FDA that regulate cigarettes as "drugs" or "medical devices"); actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; actual and proposed requirements regarding disclosure of the yields of "tar", nicotine and other constituents found in cigarette smoke; governmental and grand jury investigations; increased smoking and health litigation, including private plaintiff class action litigation and health care cost recovery actions brought by state and local governments, unions and others seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking; actual and proposed federal, state and local governmental and private bans and restrictions on smoking (including in workplaces and in buildings permitting public access); actual and proposed restrictions on tobacco manufacturing, marketing, advertising (including decisions by certain companies to limit or not accept tobacco advertising) and sales; actual and proposed legislation and regulations to require substantial additional health warnings on cigarette packages and in advertising, and to eliminate the tax deductibility of tobacco advertising and promotional costs; proposed legislation to require the establishment of ignition propensity performance standards for cigarettes; increased assertions of adverse health effects associated with both smoking and exposure to ETS; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the purported adverse health effects associated with both smoking and exposure to ETS; the diminishing social acceptance of smoking; increased pressure from anti-smoking groups; unfavorable press reports; and federal tobacco legislation under consideration by Congress.

Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $12 per 1,000 cigarettes ($0.24 per pack of 20 cigarettes). In August 1997, legislation was enacted that will raise the federal excise tax to $17 per 1,000 cigarettes ($0.34 per pack of 20 cigarettes) starting in the year 2000 and then to $19.50 per 1,000 cigarettes ($0.39 per pack of 20 cigarettes) in 2002. In general, excise taxes and other cigarette-related taxes levied by federal, state and local governments have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.50 per pack in a given locality. Congress has been considering a number of bills that provide for significant increases in the federal excise tax or other payments from tobacco manufacturers. Increases in other cigarette-related taxes have been proposed at the state and local level.

In the opinion of PM Inc. and PMI, past increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and PMI, and might cause sales to shift from the premium segment to the discount segment.

In August 1996, the FDA issued final regulations pursuant to which it asserts jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. The final regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements applicable to medical devices and their manufacturers. For the most part, the regulations were scheduled to become effective on August 28, 1997. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the final regulations, and could materially adversely affect the volume, operating revenues, cash flows and operating income of PM Inc. and the Company. PM Inc. and others challenged in the courts the FDA's authority to regulate cigarettes. In April 1997, a U.S. district court ruled that Congress has not precluded the FDA from regulating cigarettes as "drugs" or "medical devices" and that the FDA may regulate cigarettes if the facts asserted in support of the FDA's assertion of jurisdiction are proven to be correct. The court also ruled, however, that the section of the Food, Drug and Cosmetic Act relied upon by the agency does not give the FDA authority to implement its regulations restricting cigarette advertising and promotions. The court stayed implementation of the FDA's regulations scheduled for August 1997. The court left in effect the specific regulations that took effect in February 1997 establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under age 27. The tobacco company plaintiffs, including PM Inc., are appealing that portion of the district court's order relating to the FDA's assertion of jurisdiction. The FDA is appealing that portion of the order enjoining the advertising and promotion restrictions. The respective appeals were heard by the U.S. Court of Appeals for the Fourth Circuit in August 1997. In March 1998, a member of the Fourth Circuit panel that was considering the appeals died and as a result the appeals were reargued in June 1998. The outcome of this litigation cannot be predicted.

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

In December 1997, the court granted a preliminary injunction to the tobacco company plaintiffs and enjoined the Commonwealth from enforcing the ingredient disclosure provisions of the legislation until further order of the court. In July 1998, the Commonwealth's appeal of this ruling was argued before the First Circuit Court of Appeals. In addition, both parties' cross-motions for summary judgment were argued before the district court earlier this year. The ultimate outcome of this lawsuit cannot be predicted. The enactment of this legislation has encouraged efforts to enact, and the enactment of, ingredient disclosure legislation in other states, such as Texas and Minnesota.

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

In October 1997, at the request of the United States Senate Judiciary Committee, PM Inc. provided the Committee with a document setting forth the Company's position on a number of issues. On the issues of the causal role played by cigarette smoking in the development of lung cancer and other diseases in smokers, and whether nicotine, as found in cigarette smoke, is "addictive", the Company stated that despite the differences that may exist between its views and those of the public health community, it would, in order to ensure that there will be a single, consistent public health message on these issues, refrain from debating the issues other than as necessary to defend itself and its opinions in the courts and other forums in which it is required to do so. The Company also stated that in relation to these issues, and the alleged health effects of exposure to ETS, the Company is prepared to defer to the judgment of public health authorities as to what health warning messages will best serve the public interest.

In 1993, the U.S. Environmental Protection Agency ("EPA") issued a report relating to certain alleged health effects of ETS. The report included, among other things, a risk assessment relating to the alleged association between ETS and lung cancer in nonsmokers, and a determination by EPA to classify ETS as a "Group A" carcinogen. The risk assessment and classification has been one of the primary sources cited in support of smoking restrictions in workplaces and public places around the world. PM Inc. and others challenged the risk assessment and classification on several grounds in a U.S. district court. In July 1998, the court vacated those sections of the EPA report relating to lung cancer, finding, among other things, that, although the agency has been authorized by Congress to conduct a risk assessment and classification of ETS, EPA may have reached different conclusions had it complied with certain relevant statutory requirements. The federal government has announced that it intends to appeal the court's ruling. It is not possible to predict what impact, if any, the ruling will have on existing or proposed regulations banning or restricting smoking in workplaces and public places.

In late January 1998, the chief executive officers of the four leading domestic tobacco companies or their parent corporations, including the Company, pledged to Congress to publicly release millions of pages of industry documents placed into the document depository established in connection with Minnesota's health care cost recovery action. The documents comprise a wide range of smoking and health issues covered in scientific and marketing research reports, memoranda, executive correspondence, handwritten notes and other materials. They do not include highly sensitive trade secret information, certain third-party and personnel information, or documents for which attorney client privilege or work product doctrine claims have been asserted. Several installments of these documents have been made available via the Internet. The remaining installments are expected to be posted on the Internet before year end.

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

In June 1998, a European Communities Directive, effective July 6, 1998, was published in the Official Journal of the European Communities. The directive bans virtually all forms of tobacco advertising and sponsorship in the European Union. Member States must enact implementing legislation by July 2001. However, Member States may delay full implementation of the ban for additional periods (one year for print advertising, two years for sponsorships generally, and until October 1, 2006 for sponsorship of events such as Formula One racing). The directive does not apply to a few limited types of advertising such as point of sale displays which may be regulated by Member States as they see fit.

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

As further discussed above in Note 3 to the Condensed Consolidated Financial Statements, there is litigation pending in various U.S. and foreign jurisdictions related to tobacco products. These cases generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, and (iii) health care cost recovery cases brought by state and local governments seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking, as well as similar cases, including class actions, brought by non-governmental plaintiffs such as unions, HMOs, federal and state taxpayers, native American tribes and others. Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars.

In recent years there has been a substantial increase in the number of smoking and health cases being filed in the United States.

As of August 1, 1998, there were approximately 400 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company (excluding approximately 50 cases in Texas that were voluntarily dismissed but which may be refiled under certain conditions), compared with approximately 375 such cases on December 31, 1997, and 185 such cases on December 31, 1996. Many of the new cases were filed in Florida and New York. Twenty-two of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS.

In addition, as of August 1, 1998, there were approximately 65 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 50 such cases on December 31, 1997, and 20 such cases on December 31, 1996. Most of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

The number of health care cost recovery actions in the United States also increased, with approximately 140 such cases pending as of August 1, 1998, compared with approximately 105 such cases on December 31, 1997, and 25 such cases on December 31, 1996.

There are also a number of tobacco-related actions pending outside the United States against affiliates and subsidiaries of PMI including, as of August 1, 1998, approximately 20 smoking and health cases initiated by one or more individuals (Argentina (13), Brazil (1), Canada (1), Italy (1), Japan (1), Scotland (1) and Turkey (2)), four smoking and health class actions (Brazil (2), Canada (1) and Nigeria (1)) and one health care cost recovery action (Republic of the Marshall Islands). In addition, the Republic of Guatemala has filed a health care cost recovery action in the United States.

During 1997 and the first half of 1998, PM Inc. and other companies in the United States tobacco industry settled health care cost recovery actions brought by the States of Mississippi, Florida, Texas and Minnesota and an ETS smoking and health class action brought on behalf of airline flight attendants. As discussed above in Note 3, the Mississippi and Texas settlement agreements were amended recently pursuant to their "most favored nation" clause to reflect the terms of the Minnesota settlement.

   THE JUNE 1997 PROPOSED RESOLUTION AND PROPOSED FEDERAL TOBACCO LEGISLATION

In June 1997, PM Inc. and other companies in the United States tobacco industry entered into a Memorandum of Understanding (the "Resolution") to support the adoption of federal legislation and ancillary undertakings that would resolve many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets. (The proposed Resolution is discussed in the Company's 1997 Form 10-K and a copy of the proposed Resolution is filed as Exhibit 10.17 thereto.) Such legislation was never enacted.

In April 1998, the Senate Commerce Committee approved a bill that was substantially different and significantly more adverse to the domestic tobacco industry and the Company than the proposed Resolution (the "Commerce Bill"). That Bill, as approved by the Commerce Committee, contemplated industry payments in excess of one-half trillion dollars over the first twenty-five years, provided the FDA with broad regulatory control over tobacco products, applied, in certain respects, to international sales of tobacco products, and eliminated virtually all of the provisions of the proposed Resolution that would limit liability of the tobacco industry in civil litigation in the United States. In June 1998, the United States Senate voted to return the Commerce Bill to the Senate Commerce Committee for further consideration. Other federal tobacco bills are also under consideration by Congress. The Company cannot predict whether the Commerce Bill or any other such federal tobacco legislation will be enacted or the form any such enactment might take.

                            -------------------------

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

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. The present legislative and litigation environment is substantially uncertain and it is possible that the Company's business, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal tobacco legislation discussed above. The Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended. However, the Company and its subsidiaries periodically may enter into discussions in an attempt to settle various cases when they believe it is in the best interests of the Company's stockholders to do so. In that regard, PM Inc. has discussed with certain state attorneys general the possibility of settling the asserted and unasserted health care cost recovery claims of most states.
No assurance can be given that any cases will be settled or what the terms of any settlement might be.

OPERATING RESULTS


                                       FOR THE SIX MONTHS ENDED JUNE 30,
                              ------------------------------------------------------
                                OPERATING REVENUES               OPERATING INCOME
                              ------------------------------------------------------
                                                   (in millions)

                               1998             1997           1998             1997
                              ------          -------         ------           -----
Domestic tobacco              $ 7,011         $ 6,369         $1,049           $2,259

International tobacco          14,325          13,704          2,682            2,413
                              -------         -------         ------           ------

  Total                       $21,336         $20,073         $3,731           $4,672
                              =======         =======         ======           ======


DOMESTIC TOBACCO. During the first six months of 1998, PM Inc.'s operating revenues increased 10.1% over the comparable 1997 period, due to pricing ($765 million) and improved product mix ($27 million), partially offset by lower volume ($150 million).

During the first six months of 1998, PM Inc. recorded pre-tax charges of $1,005 million related to tobacco litigation settlements, as discussed in Note 3 to the Condensed Consolidated Financial Statements. In addition, PM Inc. recorded pre-tax charges of $309 million related to voluntary early retirement and separation programs for salaried and hourly employees.

Operating income for the first six months of 1998 decreased 53.6% from the comparable 1997 period, due primarily to tobacco litigation settlement charges ($1,005 million), higher marketing, administration and research costs ($327 million), charges for the voluntary early retirement and separation programs ($309 million) and lower volume ($99 million), partially offset by price increases, net of cost increases (aggregating to $514 million) and improved product mix ($17 million). Excluding the impact of the voluntary early retirement and separation programs and the tobacco litigation settlement charges, PM Inc.'s underlying operating income for the first six months of 1998 increased 4.6% over the comparable 1997 period.

Domestic tobacco industry shipment volume during the first six months of 1998 declined 3.2% from the first six months of 1997. PM Inc. estimates that second-quarter, and to a lesser extent, year-to-date industry shipments were affected by a second-quarter reduction in trade inventories, which wholesalers had increased in late 1997 in anticipation of price increases. PM Inc. further estimates that its second-quarter, and to a lesser extent, its year-to-date shipments and resultant shipment market shares were adversely affected by the timing of its consumer promotions and a disproportionate reduction in its trade inventories. While PM Inc. cannot predict future rates of change in industry shipments, it believes that, over the long term, industry shipments should continue to decline in line with historical trends, subject to the effects of price increases related to tobacco litigation settlements or the possible enactment of federal tobacco legislation discussed under "Tobacco--Business Environment" above.

PM Inc.'s shipment volume for the first six months of 1998 was 111.8 billion units, a decrease of 2.1% from the first six months of 1997. However, PM Inc. estimates that, excluding the factors mentioned above, its volume would have decreased by less than 0.5%. MARLBORO shipment volume for the first six months of 1998 increased 0.3 billion units (0.4%) over the comparable 1997 period to
79.6 billion units for a 35.2% share of the total industry, an increase of 1.3 share points over 1997. For the first six months of 1998, PM Inc.'s shipment market share was 49.4%, an increase of 0.5 share points over the comparable period of 1997. However, PM Inc. estimates that, excluding the factors mentioned above, its shipment share grew by more than 1.0 point to approximately 49.7%. This increase is consistent with consumer purchases as measured by retail data from an independent market research company.

Based on shipments, the premium segment accounted for approximately 72.9% of the domestic cigarette industry volume in the first six months of 1998, an increase of 0.9 share points over the comparable period of 1997. This reflects a continued shift toward higher-margin premium cigarettes and away from the discount segment, a trend which began in the second half of 1993. In the premium segment, PM Inc.'s volume decreased 0.8% in the first half of 1998, compared with a 2.0% decrease for the industry, resulting in a premium segment share of 58.5%, an increase of 0.7 share points over the comparable period of 1997.

In the discount segment, PM Inc.'s shipments decreased 9.7% to 15.2 billion units in the first six months of 1998, compared with an industry decline of 6.3%, resulting in a discount segment share of 24.8%, a decrease of 0.9 share points from the comparable period of 1997. BASIC shipment volume for the first six months of 1998 was flat at 11.5 billion units, for an 18.7% share of the discount segment, an increase of 1.1 share points over the comparable 1997 period.

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

Subsequent to the end of the second quarter, PM Inc. announced a price increase of $3.00 per thousand cigarettes on its premium and discount brands in August 1998. This increase follows similar announcements of price increases of $2.50 per thousand cigarettes in May 1998, $2.50 per thousand cigarettes in April 1998, $1.25 per thousand cigarettes in January 1998, $3.50 per thousand cigarettes in September 1997 and $2.50 per thousand cigarettes in March 1997. Each $1.00 per thousand increase by PM Inc. equates to a $.02 increase to the wholesale price of each pack of twenty cigarettes.

INTERNATIONAL TOBACCO. During the first six months of 1998, international tobacco operating revenues of PMI increased 4.5% over 1997, including excise taxes. Excluding excise taxes, operating revenues increased 5.8%, due primarily to price increases ($331 million), favorable volume/mix ($254 million) and the consolidation of previously unconsolidated subsidiaries ($273 million), partially offset by unfavorable currency movements ($584 million). Operating income for the first six months of 1998 increased 11.1% over the comparable 1997 period, due primarily to price increases, net of cost increases ($285 million), favorable volume/mix ($117 million), the consolidation of previously unconsolidated subsidiaries ($53 million) and lower marketing, administration and research costs, partially offset by unfavorable currency movements ($192 million).

PMI's volume in the first six months of 1998 grew 16.1 billion units (4.4%) over the comparable 1997 period to 384.1 billion units. PMI's volume growth was impeded by weaker business conditions in Asia, particularly in Korea, Indonesia and the Philippines. Volume advanced strongly in a number of important markets, including Germany, Italy, France, the Benelux countries, Spain, Greece, Austria, Poland, Hungary, Turkey, Eastern Europe, Japan, Mexico and Argentina. However, volume growth in the Eastern Europe region slowed during the second quarter as a result of adverse economic developments in Russia. PMI recorded market share gains in virtually all major markets. Overall volume growth was driven by aggregate gains for PMI's portfolio of major international brands, including MARLBORO, which grew strongly over the first half of 1997.


                                             FOR THE THREE MONTHS ENDED JUNE 30,
                                -----------------------------------------------------------
                                    OPERATING REVENUES                  OPERATING INCOME
                                -------------------------           -----------------------
                                                        (in millions)

                                  1998              1997             1998             1997
                                -------           -------           ------           ------
Domestic tobacco                $ 3,700           $ 3,457           $  825           $1,185

International tobacco             6,973             6,696            1,258            1,133
                                -------           -------           ------           ------

  Total                         $10,673           $10,153           $2,083           $2,318
                                =======           =======           ======           ======


DOMESTIC TOBACCO. During the second quarter of 1998, PM Inc.'s operating revenues increased 7.0% over the comparable 1997 period, due to pricing ($437 million) and improved product mix ($9 million), partially offset by lower volume ($203 million).

Operating income for the second quarter of 1998 decreased 30.4% from the comparable 1997 period, due to charges for voluntary early retirement and separation programs ($214 million), tobacco litigation settlement charges ($199 million), higher marketing, administration and research costs ($127 million), lower volume ($133 million), partially offset by price increases, net of cost increases (aggregating to $299 million), lower fixed manufacturing costs ($9 million) and improved product mix ($5 million). Excluding the impact of charges for the voluntary early retirement and separation programs and tobacco litigation settlements, PM Inc.'s underlying operating income for the second quarter of 1998 increased 4.5% over the comparable 1997 period.

Domestic tobacco industry shipment volume during the second quarter declined 4.4% from the comparable 1997 period. However, PM Inc. estimates that industry shipments during the quarter were significantly affected by a reduction in trade inventories, which wholesalers had increased in late 1997 in anticipation of price increases. PM Inc. also estimates that its shipments and resultant shipment market share were adversely affected by the timing of consumer promotions and a disproportionate impact of the reduction in trade inventories. While PM Inc. cannot predict future rates of change in industry shipments, it believes that, over the long term, industry shipments should continue to decline in line with historical trends, subject to the effects of price increases related to tobacco litigation settlements or the possible enactment of federal tobacco legislation discussed under "Tobacco--Business Environment" above.

PM Inc.'s shipment volume for the second quarter of 1998 was 57.3 billion units, a decrease of 5.8% from the second quarter of 1997, reflecting the factors mentioned above. Second-quarter MARLBORO shipment volume decreased 1.8 billion units (4.1%) to 40.8 billion units for a 34.5% share of the total industry, an increase of 0.1 share points over the second quarter of 1997. PM Inc.'s second quarter 1998 shipment market share was 48.5%, a decrease of 0.7 share points from the comparable period of 1997. PM Inc. estimates that, excluding the factors mentioned above, its shipment share grew by approximately 1.2 share points to 50%. This increase is consistent with the trend of consumer purchases as measured by retail data from an independent market research company.

Based on shipments, the premium segment accounted for approximately 73.1% of domestic cigarette industry volume in the second quarter of 1998, an increase of
0.7 share points over the comparable 1997 period. This reflects a continued shift toward higher-margin premium cigarettes and away from the discount segment, a trend which began in the second half of 1993. In the premium segment, PM Inc.'s second-quarter volume decreased 4.4%, compared with a 3.4% decrease for the industry, resulting in a premium segment share of 57.6%, a decrease of
0.6 share points from the second quarter of 1997.

In the discount segment, PM Inc.'s second quarter shipments decreased 14.2% to
7.4 billion units in 1998, compared with an industry decline of 6.9%, resulting in a discount segment share of 23.4%, a decrease of 2.0 share points from the comparable period of 1997. BASIC second quarter shipment volume decreased 528 million units to 5.5 billion units, for a 17.2% share of the discount segment, a decrease of 0.4 share points from the comparable 1997 period.

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

INTERNATIONAL TOBACCO. During the second quarter of 1998, international tobacco operating revenues of PMI increased 4.1% over 1997, including excise taxes. Excluding excise taxes, operating revenues increased 4.8%, due primarily to price increases ($122 million), favorable volume/mix ($109 million) and the consolidation of previously unconsolidated subsidiaries ($61 million), partially offset by unfavorable currency movements ($228 million). Operating income for the second quarter of 1998 increased 11.0% over the comparable 1997 period, due primarily to price increases ($122 million), favorable volume/mix ($78 million) and the consolidation of previously unconsolidated subsidiaries ($25 million), partially offset by unfavorable currency movements ($81 million).

PMI's volume in the second quarter of 1998 grew 7.1 billion units (4.0%) over the comparable 1997 period to 184.2 billion units. PMI's volume growth was impeded by weaker business conditions in Asia, particularly in Korea, Indonesia and the Philippines. Volume advanced strongly in a number of important markets, including Germany, Italy, France, the Benelux countries, Spain, Greece, Austria, Poland, Hungary, Turkey, Eastern Europe, Japan, Mexico and Argentina. However, volume growth in the Eastern Europe region has slowed during the quarter as a result of adverse economic developments in Russia. In Japan, volume growth reflects, in part, a favorable comparison to the second quarter of 1997, when volume declined following first-quarter trade purchases in advance of an April 1, 1997 tax-driven retail price increase. PMI recorded market share gains in virtually all major markets. Overall volume growth was driven by aggregate gains for PMI's portfolio of major international brands, including MARLBORO, which grew strongly over the second quarter of 1997.

FOOD

BUSINESS ENVIRONMENT

Kraft Foods, Inc. ("Kraft"), the largest processor and marketer of retail packaged food in the United States, and its subsidiary, Kraft Foods International, Inc. ("KFI"), which markets coffee, confectionery and grocery products in Europe and the Asia/Pacific region, are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets. Certain subsidiaries and affiliates of PMI that manufacture and sell food products in Latin America are also subject to competitive challenges in various product categories and markets. To confront these challenges, Kraft, KFI and PMI continue to take steps to build the value of premium brands, with new product and marketing initiatives, to improve their food business portfolios and to reduce costs.

Increases in commodity costs can cause retail price volatility and influence consumer and trade buying patterns, leading to price competition in some markets. The North American and international food businesses are subject to fluctuating commodity costs, particularly coffee bean and cocoa prices. Coffee bean prices reached a twenty-year high in May 1997, leading to price increases by Kraft, KFI and their competitors. In 1998, coffee bean prices have declined from their 1997 levels.

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

OPERATING RESULTS


                                      FOR THE SIX MONTHS ENDED JUNE 30,
                           ------------------------------------------------------
                              OPERATING REVENUES              OPERATING INCOME
                           -----------------------         ----------------------
                                                (in millions)

                             1998            1997           1998            1997
                           -------         -------         ------          ------
North American food        $ 8,905         $ 8,731         $1,686          $1,558

International food           4,805           5,433            507             560
                           -------         -------         ------          ------

Total                      $13,710         $14,164         $2,193          $2,118
                           =======         =======         ======          ======


NORTH AMERICAN FOOD. During the first six months of 1998, operating revenues increased 2.0% over the first six months of 1997, due primarily to favorable volume ($293 million) and pricing ($92 million), partially offset by unfavorable product mix ($77 million), the impact of divestitures ($90 million) and unfavorable currency movements ($44 million). Operating income for the first six months of 1998 increased 8.2% over the first six months of 1997, due primarily to volume increases in ongoing operations ($167 million) and pricing ($92 million), partially offset by unfavorable product mix ($76 million), higher marketing, administration and research costs ($31 million) and the impact of divestitures ($22 million).

Excluding operating results of the divested North American food businesses discussed above, underlying operating revenues and underlying operating income increased 3.1% and 9.8%, respectively, in the first six months of 1998 versus the comparable 1997 period.

Strong underlying volume gains were achieved by frozen pizza, resulting from the continued success of rising crust pizza; meals, due to the growth of Taco Bell grocery products as well as strength in macaroni and cheese dinners; beverages, from the strength of ready-to-drink products and new product introductions, partially offset by declines in higher-margin powdered soft drinks; and cereals, aided by new products. Volume also grew in cheese, across all major product lines; processed meats, due to the strength lunch combinations, which reflected the continued success of new product introductions, and to increases in hot dogs and bacon; and desserts and snacks on the strength of refrigerated ready-to-eat desserts and shelf-stable puddings and new product introductions. Enhancers volume grew slightly, reflecting strong growth in spoonable dressings, partially offset by lower barbecue sauce shipments. Coffee volume in the first half of 1998 declined from the comparable 1997 period due largely to market contraction resulting from higher retail prices in the first quarter of 1998. In Canada, volume was essentially flat, reflecting the solid performance in retail branded products, offset by the planned reduction of low margin products.

INTERNATIONAL FOOD. Operating revenues for the first six months of 1998 decreased 11.6% from the first six months of 1997, due to unfavorable currency movements ($407 million), lower volume/mix ($142 million) and the impact of divestitures ($230 million), partially offset by pricing ($117 million) and the consolidation of a previously unconsolidated subsidiary ($34 million). Operating income for the first six months of 1998 decreased 9.5% from the first six months of 1997, due primarily to cost increases net of price increases (netting to $57 million, primarily related to higher coffee costs), lower volume/mix ($22 million), the impact of divestitures ($29 million) and unfavorable currency movements ($26 million), partially offset by lower marketing, administration and research costs ($75 million) and the consolidation of a previously unconsolidated subsidiary.

Excluding the operating results of the divested international food businesses discussed above, underlying operating revenues decreased 7.6% and underlying operating income decreased 4.5% in the first six months of 1998 from the first six months of 1997.

KFI's coffee volume continued to be adversely affected by soft consumption and trade de-stocking in anticipation of price declines in certain markets, as well as a difficult comparison against the prior year, when shipments were heavy in advance of rising prices. Confectionery volume increased on the strength of continued growth and new product introductions in Central and Eastern Europe. These increases more than offset volume declines due to the contraction of several key European chocolate markets, as well as higher prices in Germany. Volume also increased in KFI's cheese and grocery business as a result of higher shipments of cheese in the United Kingdom, snacks in Scandinavia, powdered soft drinks in the Middle East and China and processed cheese slices and peanut butter in Australia. Cheese and grocery volume in Germany was down due primarily to the impact of retail price increases. Cheese and grocery volume was also down in

Southeast Asia, reflecting the current economic instability of the region. In Latin America, volume grew solidly due primarily to powdered soft drinks in Brazil and ready-to-drink beverages in Puerto Rico.


                                       FOR THE THREE MONTHS ENDED JUNE 30,
                              -------------------------------------------------------
                                OPERATING REVENUES                OPERATING INCOME
                              ----------------------           ----------------------
                                                   (in millions)

                               1998            1997             1998            1997
                              ------          ------           ------          ------
North American food           $4,540          $4,331           $  884          $  815

International food             2,495           2,622              272             287
                              ------          ------           ------          ------

Total                         $7,035          $6,953           $1,156          $1,102
                              ======          ======           ======          ======


NORTH AMERICAN FOOD. During the second quarter of 1998, operating revenues increased 4.8% over the second quarter of 1997, due primarily to favorable volume ($299 million), partially offset by the impact of divestitures ($40 million), unfavorable product mix ($27 million) and unfavorable currency movements ($21 million). Operating income for the second quarter of 1998 increased 8.5% over the second quarter of 1997, due primarily to volume increases in ongoing operations ($155 million) and cost decreases, net of price decreases (aggregating to $8 million), partially offset by higher marketing, administration and research costs ($60 million), unfavorable product mix ($26 million) and the impact of divestitures ($11 million).

Excluding operating results of the divested North American food businesses discussed above, underlying operating revenues and underlying operating income increased 5.8% and 10.0%, respectively, in the second quarter of 1998 versus the comparable 1997 period.

Coffee volume in the second quarter of 1998 increased strongly over the comparable 1997 period when coffee shipments were unusually low following accelerated purchases in the first quarter of 1997 in advance of commodity-driven price increases. Strong coffee volume in the second quarter of 1998 also reflects the favorable impact of reductions in retail prices as green coffee bean costs declined. Strong underlying volume gains were also achieved by frozen pizza, resulting from the continued success of rising crust pizza; meals, due to the growth of Taco Bell grocery products, as well as strength in macaroni and cheese dinners; and processed meats, due to the strength of lunch combinations, which reflected the continued success of new product introductions, and to increases in hot dogs, cold cuts and bacon; cheese due to strength across all major product categories; and enhancers due to growth in spoonable and pourable salad dressings, reflecting new advertising and a new line of pourable salad dressings. Cheese and enhancers volumes were also favorably affected by the timing of the Easter holiday. Volume also grew in desserts and snacks on the strength of refrigerated ready-to-eat desserts and shelf-stable puddings, as well as new products; cereals, aided by new products; and beverages, from the strength of ready-to-drink products and new product introductions, partially offset by lower shipments of higher-margin powdered soft drinks. In Canada, volume decreased slightly due to the planned reduction of low margin products.

INTERNATIONAL FOOD. Operating revenues for the second quarter of 1998 decreased 4.8% from the second quarter of 1997, due to unfavorable currency movements ($139 million) and the impact of divestitures ($85 million), partially offset by higher ongoing volume/mix ($64 million), pricing ($19 million) and the consolidation of a previously unconsolidated subsidiary ($14 million). Operating income for the second quarter of 1998 decreased 5.2% from the second quarter of 1997, due primarily to cost increases net of price increases (aggregating to $26 million, primarily related to higher coffee costs), higher marketing, administration and research costs ($13 million), and unfavorable currency movements ($7 million), partially offset by higher volume/mix from ongoing operations ($29 million).

Excluding the operating results of the divested international food businesses discussed above, underlying operating revenues decreased 1.7% and underlying operating income decreased 5.9% in the second quarter of 1998 from the second quarter of 1997.

KFI's coffee volume continued to be adversely affected by soft consumption and trade de-stocking in anticipation of price declines in certain markets. Confectionery volume increased on the strength of successful promotions in Germany, continued growth and new product introductions in Central and Eastern Europe and the timing of Easter shipments. Volume also grew in KFI's cheese and grocery business as a result of higher shipments of cheese in the United Kingdom; snacks in Scandinavia; cheese, cream cheese and meats in Italy; powdered soft drinks in the Middle East and China; and processed cheese slices and peanut butter in Australia. Cheese and grocery volume was down in Southeast Asia, reflecting the current economic instability of the region. In Latin America, volume increased strongly due primarily to powdered soft drinks in Brazil and Mexico, as well as higher shipments of ready-to-drink beverages in Puerto Rico.

BEER

SIX MONTHS ENDED JUNE 30

Operating revenues of the Miller Brewing Company ("Miller") for the first six months of 1998 decreased $17 million (0.8%) from the first six months of 1997, due primarily to lower volume ($15 million) and unfavorable price/mix ($2 million). Operating income for the first six months of 1998 increased $1 million (0.4%) over the first six months of 1997, due primarily to lower marketing, administration and research costs ($20 million, primarily lower marketing), partially offset by lower volume ($8 million), unfavorable price/mix ($6 million) and higher fixed manufacturing costs ($5 million). Excluding the 1997 results of then 20%-owned Molson Breweries of Canada, underlying operating income increased 1.1%.

Miller's domestic shipment volume of 21.9 million barrels for the first six months of 1998 increased 0.1% from the comparable 1997 period, reflecting increases in near-premium brands and steady performance in premium and budget brands. Export volume decreased 28.2%, as volume shifted to sales under international licensing agreements. Domestic shipments of premium products were even with 1997 as higher shipments of MILLER LITE and double-digit gains in ICEHOUSE and FOSTER'S were offset by lower shipments of MILLER beer and MILLER GENUINE DRAFT. Domestic shipments of near-premium products increased slightly on the performance of RED DOG. Domestic shipments of budget brands were even with 1997, despite volume growth in the MILWAUKEE'S BEST FAMILY OF BEERS. Wholesalers' sales to retailers in the first six months of 1998 decreased slightly from the comparable 1997 period, reflecting lower sales of MILLER LITE, MILLER GENUINE DRAFT and MILLER beer, partially offset by double-digit increases for ICEHOUSE and FOSTER'S, as well as solid increases for the MILWAUKEE'S BEST FAMILY OF BEERS.

THREE MONTHS ENDED JUNE 30

Miller's operating revenues for the second quarter of 1998 decreased $11 million (0.9%) from the second quarter of 1997, due primarily to lower volume ($14 million), partially offset by favorable price/mix ($3 million). Operating income for the second quarter of 1998 decreased $8 million (4.8%) from the second quarter of 1997, due primarily to the impact of a divested equity investment ($9 million), lower volume ($7 million), unfavorable price/mix ($2 million) and higher fixed manufacturing costs ($3 million), partially offset by lower marketing, administration and research costs ($13 million). Excluding the 1997 results of then 20%-owned Molson Breweries of Canada, underlying operating income increased 0.6%.

Miller's domestic shipment volume of 12.0 million barrels for the second quarter of 1998 decreased 0.3% from the comparable 1997 period, reflecting slight decreases in near-premium and budget brands. Domestic shipments of premium brands were essentially even with the comparable 1997 period, as higher MILLER LITE shipments, coupled with double-digit increases for ICEHOUSE and FOSTER'S, were offset by lower domestic shipments of MILLER beer and MILLER GENUINE DRAFT, which continues to be adversely affected by intense competition in the key markets of California and Texas. Domestic shipments of near-premium products decreased slightly on lower shipments of RED DOG. Domestic budget brand volume decreased slightly, despite increases for the MILWAUKEE'S BEST FAMILY OF BEERS. Wholesalers' sales to retailers in the second quarter of 1998 decreased slightly from the comparable 1997 period, reflecting lower sales of MILLER LITE, MILLER GENUINE DRAFT and MILLER beer, partially offset by double-digit increases for ICEHOUSE and Foster's, as well as higher sales of the MILWAUKEE'S BEST FAMILY OF BEERS.

During the second quarter of 1998, Miller announced an agreement with S&P Company to contract manufacture certain Pabst brands, as well as the brands of other S&P subsidiaries, in several states. The five-year contract, which is renewable in its fourth year, will result in manufacturing fee income for Miller, which is not expected to materially affect Miller's operating income in 1998. Miller's shipments of Pabst brands are expected to begin in the third quarter of 1998.

FINANCIAL SERVICES AND REAL ESTATE

Philip Morris Capital Corporation's ("PMCC") financial services and real estate operating revenues and operating income declined in the first six months and the second quarter of 1998 from the comparable 1997 periods, reflecting the sale of its real estate subsidiary, Mission Viejo Company, in the third quarter of 1997. Operating revenues and operating income from PMCC's financial services business increased in the first six months and second quarter of 1998 over the comparable 1997 periods due to increased leasing and structured finance investments and the continued profitability of PMCC's existing portfolio of finance assets.

FINANCIAL REVIEW

NET CASH PROVIDED BY OPERATING ACTIVITIES

During the first six months of 1998, net cash provided by operating activities was $3.7 billion compared with $3.5 billion in the comparable 1997 period. The increase primarily reflects higher underlying net earnings, partially offset by the payment of tobacco litigation settlements charged to earnings in the second half of 1997. Included in net earnings for the first six months of 1998 were previously discussed charges for voluntary early retirement programs and the settlement of tobacco litigation (aggregating to $814 million on an after-tax basis), payments for the majority of which will be made in future periods.

NET CASH USED IN INVESTING ACTIVITIES

During the first six months of 1998, net cash used in investing activities was $980 million, substantially unchanged from $956 million used during the comparable 1997 period. During the first six months of 1997, cash used by PMI for the purchase of a controlling interest in a cigarette manufacturer in Portugal more than offset cash provided by KFI from the sale of a Scandinavian sugar confectionery business.

NET CASH USED IN FINANCING ACTIVITIES

During the first six months of 1998, net cash of $341 million was used in financing activities, as compared with $2.4 billion used in financing activities during the comparable 1997 period. This difference was primarily due to higher net issuance of debt in 1998 and to stock repurchases during the first half of 1997.

DEBT

The Company's total debt (consumer products and financial services) was $15.7 billion and $14.1 billion at June 30, 1998 and December 31, 1997, respectively. Total consumer products debt was $14.7 billion and $13.3 billion at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998 and December 31, 1997, the Company's ratio of consumer products debt to total equity was 0.92 and 0.89, respectively. The ratio of total debt to total equity was 0.98 and 0.95 at June 30, 1998 and December 31, 1997, respectively.

The Company and its subsidiaries maintain credit facilities with a number of lending institutions, amounting to approximately $12.0 billion at June 30, 1998. These include revolving bank credit agreements totaling $10.0 billion, which may be used to support any commercial paper borrowings by the Company and which are available for acquisitions and other corporate purposes. An agreement that enables the Company to borrow $2.0 billion for short-term purposes expires in October 1998. The Company intends to negotiate a new short-term agreement to replace the current agreement. An agreement for $8.0 billion expires in 2002, enabling the Company to refinance short-term debt on a long-term basis. The Company expects to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. The Company continually evaluates its foreign currency net asset exposure (primarily the Swiss franc, German mark, Netherlands guilder, Swedish krona and Canadian dollar) based on current market conditions and business strategies, and it acts to manage such exposure, when deemed prudent, through various hedging transactions. The Company has entered into currency and related interest rate swap agreements to manage a portion of its exposure to currency movements. The U.S. dollar value of aggregate notional principal amounts for these agreements outstanding was equivalent to $2.5 billion and $1.4 billion, respectively, at June 30, 1998 and December 31, 1997. Of these amounts, $1.8 billion and $736 million related to consumer products debt at June 30, 1998 and December 31, 1997, respectively. In addition, during the first half of 1998, the Company entered into a swap agreement that effectively converts $800 million of fixed rate debt to variable rate debt.

The Company enters into forward exchange and option contracts, for purposes other than trading, to reduce the effects of fluctuating foreign currency on foreign currency denominated current assets, liabilities, commitments and short-term intercompany transactions. At June 30, 1998 and December 31, 1997, the Company had entered into contracts, with maturities of less than one year and U.S. dollar equivalents of $2.4 billion (including $873 million in option contracts) and $2.5 billion (including $1.1 billion in option contracts), respectively.

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at June 30, 1998 or results of operations for the three or six months then ended.

The Company's credit ratings by Moody's at June 30, 1998 and December 31, 1997 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard & Poor's ("S&P") at June 30, 1998 and December 31, 1997 were "A-1" in the commercial paper market and "A" for long-term debt obligations. The debt ratings of the Company remain on S&P's CreditWatch list, as S&P monitors tobacco litigation and legislation developments.

As discussed above under "Tobacco--Business Environment," the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of the Company, PM Inc. and PMI.

EQUITY AND DIVIDENDS

During the first quarter of 1997, the Board of Directors announced an $8.0 billion share repurchase program. The Company repurchased common stock at an aggregate cost of $51 million under this program prior to its suspension in April 1997.

Dividends paid in the first six months of 1998 were substantially unchanged from the comparable 1997 period. The current quarterly dividend rate of $0.40 per share was established by the Company's Board of Directors in the third quarter of 1996, resulting in an annualized dividend rate of $1.60 per share.

During the first six months of 1998, currency translation adjustments reduced stockholders' equity by $221 million due to the strengthening of the U.S. dollar versus European currencies, primarily the Swiss franc, Swedish krona, German mark, Norwegian krone and Netherlands guilder.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents were $4.6 billion at June 30, 1998 and $2.3 billion at December 31, 1997, the increase being largely attributable to the 1997 suspension of the Company's share repurchase program and 1998 debt issuances discussed above.

NEW ACCOUNTING STANDARDS

During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which must be adopted by the Company by January 1, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the timing of adoption or the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

In 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective January 1, 1998, and its application for the three and six month periods ended June 30, 1998 had no material effect on the Company's financial position or results of operations.

In 1998, AcSEC issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 establishes standards on accounting for start-up and organization costs and in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The Company currently estimates that adoption of SOP No. 98-5 will have no material effect on the Company's financial position or results of operations.

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, and the effects of price increases related to tobacco litigation settlements and, if implemented, federal tobacco legislation discussed above. Each of the Company's operating subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials, local economic conditions and the potential impact of the CDC issue. The performance of each of PMI and KFI is affected by foreign economies and currency movements. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.1 Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the Mississippi health care cost recovery action.

          10.2 Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys' fees.

          10.3   Mississippi MFN Escrow Agreement, dated July 2, 1998.

          10.4 Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care recovery action.

          10.5 Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys' fees.

          12 Statement regarding computation of ratios of earnings to fixed charges.

          27     Financial Data Schedule.

          99     Certain Pending Litigation Matters and Recent Developments.

     (b) Reports on Form 8-K. During the quarter for which this report is filed, the Registrant filed a Current Report on Form 8-K, dated April 20, 1998, containing a letter to stockholders describing the Company's view of a federal tobacco bill sponsored by Senator John McCain.

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

                      August 14, 1998