Form 10-Q
period 1998-09-30
PHILIP MORRIS COMPANIES INC
filed 1998-11-16
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


                          Commission file number 1-8940


                          Philip Morris Companies Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                           13-3260245
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

   120 Park Avenue, New York, New York                         10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (917) 663-5000
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

         At October 30, 1998, there were 2,434,668,752 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.


                                TABLE OF CONTENTS


                                                                                                    Page No
                                                                                                    -------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
                September 30, 1998 and December 31, 1997                                              3 - 4

          Condensed Consolidated Statements of Earnings for the
                Nine Months Ended September 30, 1998 and 1997                                           5
                Three Months Ended September 30, 1998 and 1997                                          6

          Condensed Consolidated Statements of Stockholders'
                Equity for the Year Ended December 31, 1997 and the
                Nine Months Ended September 30, 1998                                                    7

          Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1998 and 1997                                          8 - 9

          Notes to Condensed Consolidated Financial Statements                                        10 - 23

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                                                  24 - 46

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                                             47

Item 6.   Exhibits and Reports on Form 8-K.                                                              47

Signature                                                                                                48


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)


                                                                             September 30,            December 31,
                                                                                 1998                     1997
                                                                             -------------            ------------
ASSETS
Consumer products
  Cash and cash equivalents                                                     $ 5,524                  $ 2,282

  Receivables, net                                                                5,122                    4,294

  Inventories:
    Leaf tobacco                                                                  4,257                    4,348
    Other raw materials                                                           1,950                    1,689
    Finished product                                                              3,039                    3,002
                                                                                -------                  -------

                                                                                  9,246                    9,039

  Other current assets                                                            1,846                    1,825
                                                                                -------                  -------

   Total current assets                                                          21,738                   17,440

  Property, plant and equipment, at cost                                         21,158                   20,002
    Less accumulated depreciation                                                 9,045                    8,381
                                                                                -------                  -------

                                                                                 12,113                   11,621
  Goodwill and other intangible assets
    (less accumulated amortization of
     $5,277 and $4,814)                                                          17,653                   17,789

  Other assets                                                                    3,083                    3,211
                                                                                -------                  -------

    Total consumer products assets                                               54,587                   50,061

Financial services
  Finance assets, net                                                             6,127                    5,712
  Other assets                                                                      161                      174
                                                                                -------                  -------

    Total financial services assets                                               6,288                    5,886
                                                                                -------                  -------

      TOTAL ASSETS                                                              $60,875                  $55,947
                                                                                -------                  -------
                                                                                -------                  -------



            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                            (in millions of dollars)
                                   (Unaudited)


                                                                                      September 30,          December 31,
                                                                                          1998                   1997
                                                                                      -------------          -------------
LIABILITIES
Consumer products
  Short-term borrowings                                                                 $   681                $   157
  Current portion of long-term debt                                                       1,623                  1,516
  Accounts payable                                                                        2,692                  3,318
  Accrued marketing                                                                       2,354                  2,149
  Accrued taxes, except income taxes                                                      1,476                  1,234
  Accrued settlement charges                                                              1,375                    886
  Other accrued liabilities                                                               3,324                  3,977
  Income taxes                                                                            1,494                    862
  Dividends payable                                                                       1,073                    972
                                                                                        -------                -------

    Total current liabilities                                                            16,092                 15,071

  Long-term debt                                                                         12,412                 11,585
  Deferred income taxes                                                                     918                    889
  Accrued postretirement health care costs                                                2,528                  2,432
  Other liabilities                                                                       6,685                  6,218
                                                                                        -------                -------

    Total consumer products liabilities                                                  38,635                 36,195

Financial services
  Long-term debt                                                                            880                    845
  Deferred income taxes                                                                   3,984                  3,877
  Other liabilities                                                                         142                    110
                                                                                        -------                -------

    Total financial services liabilities                                                  5,006                  4,832
                                                                                        -------                -------

    Total liabilities                                                                    43,641                 41,027

Contingencies (Note 3)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                                                           935                    935

  Earnings reinvested in the business                                                    27,033                 24,924

  Accumulated other comprehensive earnings:
    Currency translation adjustments                                                     (1,096)                (1,109)
                                                                                        -------                -------
                                                                                         26,872                 24,750
  Less cost of repurchased stock
      (372,648,588 and 380,474,028 shares)                                                9,638                  9,830
                                                                                        -------                -------

    Total stockholders' equity                                                           17,234                 14,920
                                                                                        -------                -------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $60,875                $55,947
                                                                                        -------                -------
                                                                                        -------                -------



            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                                                        For the Nine Months Ended
                                                                                              September 30,
                                                                                    -------------------------------
                                                                                     1998                       1997
                                                                                    --------                   ------
Operating revenues                                                                  $55,948                    $54,722

Cost of sales                                                                        20,119                     19,978

Excise taxes on products                                                             12,635                     12,348
                                                                                    -------                    -------

         Gross profit                                                                23,194                     22,396

Marketing, administration and research costs                                         12,440                     11,904

Settlement charges (Note 3)                                                           1,116                        812

Amortization of goodwill                                                                433                        438
                                                                                    -------                    -------

         Operating income                                                             9,205                      9,242

Interest and other debt expense, net                                                    682                        815
                                                                                    -------                    -------

         Earnings before income taxes                                                 8,523                      8,427

Provision for income taxes                                                            3,425                      3,412
                                                                                    -------                    -------

         Net earnings                                                               $ 5,098                    $ 5,015
                                                                                    -------                    -------
                                                                                    -------                    -------

Per share data:

   Basic earnings per share                                                         $  2.10                    $  2.07
                                                                                    -------                    -------
                                                                                    -------                    -------

   Diluted earnings per share                                                       $  2.09                    $  2.05
                                                                                    -------                    -------
                                                                                    -------                    -------

   Dividends declared                                                               $  1.24                    $  1.20
                                                                                    -------                    -------
                                                                                    -------                    -------



            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                                                       For the Three Months Ended
                                                                                              September 30,
                                                                                   ----------------------------------
                                                                                    1998                       1997
                                                                                   -------                     ------
Operating revenues                                                                 $18,587                    $18,092

Cost of sales                                                                        6,529                      6,571

Excise taxes on products                                                             4,216                      4,101
                                                                                   -------                    -------

         Gross profit                                                                7,842                      7,420

Marketing, administration and research costs                                         4,086                      3,854

Settlement charges (Note 3)                                                            111                        812

Amortization of goodwill                                                               143                        142
                                                                                   -------                    -------

         Operating income                                                            3,502                      2,612

Interest and other debt expense, net                                                   200                        249
                                                                                   -------                    -------

         Earnings before income taxes                                                3,302                      2,363

Provision for income taxes                                                           1,322                        957
                                                                                   -------                    -------

         Net earnings                                                              $ 1,980                    $ 1,406
                                                                                   -------                    -------
                                                                                   -------                    -------

Per share data:

   Basic earnings per share                                                        $  0.81                    $  0.58
                                                                                   -------                    -------
                                                                                   -------                    -------

   Diluted earnings per share                                                      $  0.81                    $  0.58
                                                                                   -------                    -------
                                                                                   -------                    -------

   Dividends declared                                                              $  0.44                    $  0.40
                                                                                   -------                    -------
                                                                                   -------                    -------



            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1997 and
                    the Nine Months Ended September 30, 1998
                 (in millions of dollars, except per share data)
                                   (Unaudited)



                                                       Earnings                       Accumulated                      Total
                                                       Reinvested    Currency         Other            Cost of         Stock-
                                            Common     in the        Translation      Comprehensive    Repurchased     holders'
                                            Stock      Business      Adjustments      Earnings         Stock           Equity
                                            ------    ------------   -----------      -------------    -----------     --------
Balances, January 1, 1997                   $  935      $22,480       $    192        $     190         $(9,387)       $14,218

Comprehensive earnings:
   Net earnings                                           6,310                                                          6,310
   Other comprehensive earnings,
         net of income taxes:
      Currency translation adjustments                                  (1,301)         (1,301)                         (1,301)
      Net unrealized appreciation
         on securities                                                                       2                               2
                                                                        -------         -------                        -------
   Total other comprehensive earnings                                   (1,301)         (1,299)                         (1,299)
                                                                        -------         -------                        -------
Total comprehensive earnings                                                                                             5,011

Exercise of stock options and
   issuance of other stock awards                            14                                            300             314
Cash dividends
   declared($1.60 per share)                             (3,880)                                                        (3,880)
Stock repurchased                                                                                         (743)           (743)
                                             -----       -------        -------         -------        -------         -------

   Balances, December 31, 1997                 935       24,924         (1,109)         (1,109)         (9,830)         14,920

Comprehensive earnings:
   Net earnings                                           5,098                                                          5,098
   Other comprehensive earnings,
         net of income taxes:
      Currency translation adjustments                                      13              13                              13
                                                                        -------         -------                        -------
   Total other comprehensive earnings                                       13              13                              13
                                                                        -------         -------                        -------
Total comprehensive earnings                                                                                             5,111

Exercise of stock options and
   issuance of other stock awards                            25                                            192             217
Cash dividends
   declared($1.24 per share)                             (3,014)                                                        (3,014)
                                             -----       -------        -------         -------        -------         -------
    Balances, September 30, 1998             $ 935      $27,033        $(1,096)        $(1,096)        $(9,638)        $17,234
                                             -----       -------        -------         -------        -------         -------
                                             -----       -------        -------         -------        -------         -------




Total comprehensive earnings, which primarily represent net earnings partially offset by currency translation adjustments, were $2,214 million and $1,117 million, respectively, for the quarters ended September 30, 1998 and 1997, and $3,878 million for the first nine months of 1997.


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)


                                                                                      For the Nine Months Ended
                                                                                              September 30,
                                                                                      ----------------------------
                                                                                       1998                 1997
                                                                                      -------              ------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                                                      $ 5,010             $ 4,881
             - Financial services and real estate                                          88                 134
                                                                                       -------             -------
       Net earnings                                                                     5,098               5,015
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Depreciation and amortization                                                         1,291               1,246
  Deferred income tax provision                                                           135                 130
  Gains on sales of businesses                                                                               (182)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                                                     (875)               (942)
    Inventories                                                                           (28)               (331)
    Accounts payable                                                                     (811)               (972)
    Income taxes                                                                          656                 (40)
    Other working capital items                                                           136                 663
  Other                                                                                   633                 335
Financial services and real estate
  Deferred income tax provision                                                           111                 113
  Gain on sale of business                                                                                   (103)
  Other                                                                                    70                 156
                                                                                       -------             -------


        Net cash provided by operating activities                                       6,416               5,088
                                                                                       -------             -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                                                                 (1,228)             (1,176)
  Purchases of businesses, net of acquired cash                                           (13)               (628)
  Proceeds from sales of businesses                                                         6                 402
  Other                                                                                    40
Financial services and real estate
  Investments in finance assets                                                          (568)               (501)
  Proceeds from finance assets                                                            133                 256
  Proceeds from sale of a business                                                                            427
                                                                                       -------             -------

        Net cash used in investing activities                                          (1,630)             (1,220)
                                                                                       -------             -------



            See notes to condensed consolidated financial statements.

                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)


                                                                                        For the Nine Months Ended
                                                                                              September 30,
                                                                                      ----------------------------
                                                                                        1998                 1997
                                                                                      --------              ------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net issuance(repayment)of short-term borrowings                                      $   526              $(1,006)
  Long-term debt proceeds                                                                2,037                2,852
  Long-term debt repaid                                                                 (1,244)              (1,330)
Financial services and real estate
  Net issuance of short-term borrowings                                                                         146
  Long-term debt proceeds                                                                                       175
  Long-term debt repaid                                                                                        (387)

Dividends paid                                                                          (2,913)              (2,916)
Issuance of shares                                                                         157                   97
Repurchase of outstanding stock                                                                                (805)
Other                                                                                     (166)                 (72)
                                                                                        ------               -------

  Net cash used in financing activities                                                 (1,603)              (3,246)
                                                                                        ------               ------

Effect of exchange rate changes on cash and
  cash equivalents                                                                          59                  (83)
                                                                                        ------               ------

Cash and cash equivalents:
  Increase                                                                               3,242                  539

  Balance at beginning of period                                                         2,282                  240
                                                                                        ------               ------

  Balance at end of period                                                              $5,524               $  779
                                                                                        ------               ------
                                                                                        ------               ------



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

Note 2.  Recently Adopted Accounting Standards:
-----------------------------------------------

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


                                                                           For the Nine Months Ended
                                                                                  September 30,
                                                                           ----------------------------
                                                                           1998                   1997
                                                                          -------                -------
                                                                                   (in millions)
Net earnings                                                              $5,098                  $5,015
                                                                          -------                -------
                                                                          -------                -------

Weighted average shares for
  basic EPS                                                                2,428                   2,419

Plus incremental shares from conversions:
  Restricted stock and stock rights                                            1                       1
  Stock options                                                               15                      21
                                                                          -------                -------

Weighted average shares for
  diluted EPS                                                              2,444                   2,441
                                                                          -------                -------
                                                                          -------                -------



                                                                           For the Three Months Ended
                                                                                  September 30,
                                                                           ----------------------------
                                                                           1998                   1997
                                                                          -------                -------
                                                                                  (in millions)
Net earnings                                                              $1,980                  $1,406
                                                                          -------                -------
                                                                          -------                -------






Weighted average shares for
  basic EPS                                                                2,430                   2,421

Plus incremental shares from conversions:
  Restricted stock and stock rights                                            1                       1
  Stock options                                                               17                      21
                                                                          -------                -------

Weighted average shares for
  diluted EPS                                                              2,448                   2,443
                                                                          -------                -------
                                                                          -------                -------


                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Options on shares of common stock were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive, as follows:


                                                                         1998                    1997
                                                                         -----                   -----
                                                                                  (in millions)
For the three months ended September 30,                                  15                      16
For the nine months ended September 30,                                   15                      11


In 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective January 1, 1998, and its application for the three and nine month periods ended September 30, 1998 had no material effect on the Company's financial position or results of operations.

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

                     OVERVIEW OF TOBACCO-RELATED LITIGATION

Types and Number of Cases

Pending claims related to tobacco products generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, and (iii) health care cost recovery cases brought by state and local governments seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking, as well as other reimbursement cases, including class actions, brought by non-governmental plaintiffs such as unions, health maintenance organizations ("HMOs"), native American tribes, federal and state taxpayers and others. Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars. Exhibit 99.1 hereto lists the smoking and health class actions and the health care cost recovery cases pending as of November 1, 1998, and discusses certain developments in these cases since July 1, 1998.

In recent years there has been a substantial increase in the number of smoking and health cases being filed in the United States.

As of November 1, 1998, there were approximately 450 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company (excluding approximately 50 cases in Texas that were voluntarily dismissed but which may be refiled under certain

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


conditions), compared with approximately 375 such cases on December 31, 1997, and 185 such cases on December 31, 1996. Many of these cases are pending in Florida, West Virginia and New York. Seventeen of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS").

In addition, as of November 1, 1998, there were approximately 65 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company (including nine that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 50 such cases on December 31, 1997, and 20 such cases on December 31, 1996. Most of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

The number of health care cost recovery actions in the United States also increased, with approximately 140 such cases pending as of November 1, 1998, compared with approximately 105 such cases on December 31, 1997, and 25 such cases on December 31, 1996.

There are also a number of tobacco-related actions pending outside the United States against affiliates and subsidiaries of PMI including, as of November 1, 1998, approximately 20 smoking and health cases initiated by one or more individuals (Argentina (13), Brazil (1), Canada (1), Italy (1), Japan (1), Scotland (1) and Turkey (2)) and four smoking and health class actions (Brazil (2), Canada (1) and Nigeria (1)). In addition, health care cost recovery actions have been brought in Israel and by the Republic of the Marshall Islands, the Commonwealth of Puerto Rico, and British Columbia, Canada in their respective jurisdictions and by the Republic of Guatemala and the Republic of Panama in the United States.

Litigation Settlements

During 1997 and 1998, PM Inc. and other companies in the United States tobacco industry settled an ETS smoking and health class action brought on behalf of airline flight attendants and health care cost recovery actions brought by the States of Mississippi, Florida, Texas and Minnesota. The Florida health care cost recovery settlement agreement was recently amended pursuant to its "most favored nations" ("MFN") clause to reflect the terms of the Minnesota health care cost recovery settlement. The Florida MFN amendment, which is similar to MFN amendments previously entered into with Mississippi and Texas, is discussed below under the heading "Health Care Cost Recovery Litigation - Most Favored Nation Provisions." The Mississippi and Texas MFN amendments are discussed in
Note 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. The Minnesota settlement agreement is discussed in Note 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The health care cost recovery settlement agreements, the MFN amendments thereto and certain ancillary agreements are filed as exhibits to various of the Company's reports filed with the Securities and Exchange Commission.

Since the beginning of the third quarter of 1997, PM Inc. has recorded charges totaling $2.573 billion to accrue for its share of all fixed and determinable portions of its obligations under the foregoing settlements. $1.116 billion of these charges were taken during the first nine months of 1998, of which $111 million were taken during the third quarter. Accrued settlement costs for which

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


payments have not yet been made, totaling $1.598 billion, are payable principally before the end of the year 2000.

As discussed in the last paragraph of this Note 3, PM Inc. and other companies in the United States tobacco industry have discussed with a number of state attorneys general an agreement that could settle the asserted and unasserted health care cost recovery claims of all of the states. Discussions have reached the stage where those attorneys general are reporting to the remaining states the terms of a proposed agreement. The proposed agreement is contingent upon a sufficient number of states accepting the agreement. No assurance can be given that the proposed agreement will be accepted by a sufficient number of states as to cause the industry to conclude an agreement. (A copy of the proposed agreement is filed as Exhibit 99.3 hereto and is incorporated herein by reference thereto.)

Verdicts in Individual Cases

During the last two and one-half years, juries have returned verdicts for defendants in three smoking and health cases in Florida and in one individual ETS smoking and health case in Indiana. In June 1998, a Florida appeals court reversed a $750,000 jury verdict awarded in August 1996 against another United States cigarette manufacturer. Also in June 1998, a Florida jury awarded the estate of a deceased smoker in a smoking and health case against another United States cigarette manufacturer $500,000 in compensatory damages, $52,000 for medical expenses and $450,000 in punitive damages. In Brazil, a court in 1997 awarded plaintiffs in a smoking and health case the Brazilian currency equivalent of $81,000, attorneys' fees (in an amount to be determined by the court) and a monthly annuity for 35 years equal to two-thirds of the deceased smoker's last monthly salary. Neither the Company nor its affiliates were parties to that action. Several of the above verdicts and decisions are under appeal.

Pending Trials

Trial is underway in a smoking and health class action in Florida (Engle, et al.
v. R.J. Reynolds Tobacco Company, et al.) and in the State of Washington's health care cost recovery action. These cases are discussed below.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Upcoming Trial Dates

Exhibit 99.2 hereto lists the smoking and health class actions and health care cost recovery actions that are currently scheduled for trial through 2000. Except for the Engle and State of Washington trials, no other smoking and health cases or health care cost recovery actions are scheduled for trial during 1998. As noted in Exhibit 99.2, four smoking and health class actions and 14 health care cost recovery actions, including three brought on behalf of unions, are scheduled for trial in 1999 against PM Inc. and, in some cases, the Company. During 1999, 15 individual smoking and health cases are scheduled for trial against PM Inc., including two in which the Company is a defendant. Trial dates, however, are subject to change.

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

In May 1996, the Fifth Circuit Court of Appeals held that a purported class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions (Castano, et al. v. The

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


American Tobacco Company, et al.). Since this class decertification, lawyers for plaintiffs have filed numerous smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states and raise "addiction" claims similar to those raised in the Castano case and, in some cases, claims of physical injury as well. As of November 1, 1998, smoking and health class actions were pending in Alabama, Arkansas, California, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wisconsin, as well as in Canada, Brazil and Nigeria. As of November 1, 1998, class certification had been denied or reversed by courts in 11 smoking and health class actions involving PM Inc., in Louisiana, the District of Columbia, New York (2), Pennsylvania, Puerto Rico and New Jersey (5), while classes remained certified in three cases in Florida, Louisiana and Maryland. A number of the foregoing decisions relating to class certification are under appeal. Class certification motions are pending in a number of the other purported smoking and health class actions. One ETS smoking and health class action was settled in 1997 as discussed in the Company's 1997 Form 10-K.

Engle Trial
-----------

Trial in this Florida class action case began in July 1998. Plaintiffs seek compensatory and punitive damages ranging into the billions of dollars, as well as equitable relief including, but not limited to, a medical fund for future health care costs, attorneys' fees and court costs. The class consists of all Florida residents and citizens and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine.

The current trial plan calls for the case to be tried in three "Phases." The court has stated, however, that the trial plan may be modified. Phase One will involve two "Stages." Phase One, Stage One will involve evidence concerning common issues of liability and general causation for all class members, including scientific and statistical evidence and "common" class issues concerning plaintiffs' causes of action. Entitlement to punitive damages will be decided at the end of Phase One, Stage Two, but no amount will be set at that time. If the jury determines that plaintiffs are entitled to punitive damages, the assessment of punitive damages will be addressed in Phase Two.

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


                      HEALTH CARE COST RECOVERY LITIGATION

In certain of the pending proceedings, foreign, state and local government entities, unions, HMOs, native American tribes, federal and state taxpayers and others seek reimbursement for Medicaid and/or other health care expenditures allegedly caused by tobacco products and, in some cases, for future expenditures and damages as well. Certain of these cases purport to be brought on behalf of a

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


class of plaintiffs, and in some cases, the class has been certified by the court. In one health care cost recovery case, private citizens seek recovery of alleged tobacco-related health care expenditures incurred by the federal Medicare program. In others, Blue Cross subscribers seek reimbursement of allegedly increased medical insurance premiums caused by tobacco products. In the native American cases, claims are also asserted for alleged lost productivity of tribal government employees. Other relief sought by some but not all plaintiffs includes punitive damages, treble/multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

Certain states have enacted, and others are considering enacting, statutes that are intended to facilitate the state's ability to recover Medicaid and/or other health care cost expenditures allegedly caused by cigarette smoking. These statutes and proposed bills vary by jurisdiction, but generally include provisions that purport to abrogate certain affirmative defenses, create a direct cause of action for the state (thus avoiding the need to proceed via subrogation) and authorize the use of statistical models to prove damages and/or causation. These statutes are being challenged in court by PM Inc. and other domestic tobacco manufacturers.

As of November 1, 1998, there were approximately 140 health care cost recovery cases pending against PM Inc. and, in some cases, the Company. Thirty-nine

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


health care cost recovery cases were filed by states, through their attorneys general and/or other state agencies, in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Utah, Vermont, Washington, West Virginia and Wisconsin, and eight were filed by city and county governments. Approximately 70 of the pending health care cost recovery actions were filed by unions, six by HMOs, six by native American tribes and five by federal and state taxpayers. Health care cost recovery actions have also been brought in Israel and by the Republic of the Marshall Islands, the Commonwealth of Puerto Rico, and British Columbia, Canada in their respective jurisdictions and by the Republic of Guatemala and the Republic of Panama in the United States. The press has reported that the Clinton Administration is reviewing the possibility of filing a Medicare health care cost recovery action on behalf of the federal government.

Courts have ruled on preliminary motions to dismiss various claims in approximately 45 of the health care cost recovery actions brought by or on behalf of governmental entities and unions. Although many of these rulings have been favorable to the industry, a number have been adverse, including recent rulings in union cases pending in Ohio and New York (Iron Workers Local Union No. 17 Insurance Fund, et al. and National Asbestos Workers Medical Fund, et al.), which are scheduled for trial in February 1999 and May 1999, respectively. Recent rulings in these cases are further discussed in
Exhibit 99.1.

Washington Trial
----------------

Trial in the Washington health care cost recovery action is currently underway. Plaintiff seeks damages in unspecified amounts, funding of smoking cessation and public education programs, civil penalties of $2,000 for each violation of the state's unfair business practices statute, civil penalties of $100,000 against each individual defendant and $500,000 against each corporate defendant for each violation of the state's antitrust statute, costs and attorneys' fees, various forms of non-monetary relief and such other relief as the court deems appropriate. For a discussion of certain recent rulings in this case, see
Exhibit 99.1 hereto.

Most Favored Nation Provisions
------------------------------

Following the settlement of Minnesota's health care cost recovery action in May 1998, previous health care cost recovery settlements with the States of Mississippi, Texas and Florida were amended pursuant to the MFN provision of those settlements. The MFN provision provided that, in the event the settling defendants entered into a subsequent pre-verdict settlement with a non-federal governmental entity on terms more favorable to such entity than the terms of the prior state settlements (after due consideration of relevant differences in population or other appropriate factors), the terms of the prior state settlements would be revised to provide treatment at least as relatively favorable. The Mississippi and Texas settlement agreements were amended pursuant to this provision in July 1998. These MFN amendments are described in the Company's June 30, 1998 Form 10-Q. The Florida MFN amendment was signed in September 1998 and is

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


described below. (A copy of the Florida MFN amendment is filed as an Exhibit to this Form 10-Q, and the discussion herein is qualified by reference thereto.)

The Florida MFN amendment calls for the industry to make additional payments to Florida over a five-year period aggregating $1.75 billion. These amounts are payable in January of the year indicated and, for payments after 1999, are to be adjusted for inflation, changes in domestic sales volume and, under specified circumstances, increases in net operating profits from domestic sales:


                                             (in millions)
      1999              2000            2001             2002             2003              Total
      ----              ----            ----             ----             ----              -----
 $  123.470         $  464.590      $  464.590       $  464.590      $  232.760        $   1,750.000


These payments will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette shipments in the year preceding payment.

In the event a settling defendant defaults on its obligation to make timely payment of the above amounts, the remaining settling defendants may, in their absolute discretion, pay the missing payment. If they elect not to make up the missing payment, each settling defendant can be required by the state to pay its share of the remaining payments scheduled above within 30 days of the default, subject to inflation and volume adjustments. The obligations of the settling defendants under the amended settlement agreement are several and not joint; the amended settlement agreement does not obligate any settling defendant to pay the share of another settling defendant.

The stated amounts of the ongoing annual payments (the "Ongoing Annual Payments") contemplated by the original Florida settlement agreement are unchanged by the MFN amendment.

The MFN amendment modifies the provision of the original settlement agreement that address the impact that enactment of federal tobacco legislation before November 30, 2000, would have on such settlement. Under the MFN amendment, the settling defendants will be entitled to receive a dollar-for-dollar offset against their Ongoing Annual Payments for amounts that Florida could elect to receive pursuant to any such federal tobacco legislation ("Federal Settlement Funds"), except to the extent that: (i) such Federal Settlement Funds are required to be used for purposes other than health care or tobacco-related purposes; (ii) such federal tobacco legislation does not provide for the abrogation, settlement or relinquishment of state tobacco-related claims; or
(iii) state receipt of such Federal Settlement Funds is conditioned upon (A) the relinquishment of rights or benefits under that respective state's settlement (excepting any Ongoing Annual Payment amounts subject to the offset); or (B) actions or expenditures by such state unrelated to health care or tobacco (including but not limited to tobacco education, cessation, control or enforcement).

The MFN amendment also supersedes the MFN provision contained in the original settlement agreement. Under the MFN amendment, if the settling defendants enter into any future pre-verdict settlement agreement of similar health care cost recovery litigation on terms more favorable to a non-federal governmental plaintiff, the Florida settlement will not otherwise be revised except to the extent such future settlement provides for: (i) joint and several liability for monetary payments, (ii) a parent company guaranty or other credit assurance,
(iii) the implementation of different non-economic tobacco-related public health

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


measures, or (iv) monetary offsets in the event of federal tobacco legislation that are more favorable to such plaintiff than those described above.

The settling defendants agreed as part of the MFN amendment to disclose specified future payments for lobbying or related purposes in Florida, to support enumerated legislative and regulatory proposals and not to support legislation, rules or policies that would diminish Florida's rights under the amended settlement agreement. The settling defendants further agreed not to make any payments for tobacco product placement in motion pictures made in the United States.

The settling defendants have also agreed to submit to a Consent Judgment enjoining the industry from (i) offering or selling non-tobacco services or merchandise (e.g., caps, jackets or bags) in Florida bearing the name or logo of a tobacco brand other than tobacco products or items with the sole function of advertising; (ii) making any material misrepresentation of fact regarding the health consequences of using tobacco products; (iii) entering into any contract, combination or conspiracy to limit health information or research into smoking and health or product development; and (iv) taking any action to target children in Florida in the advertising, promotion or marketing of cigarettes.

In connection with the MFN amendment, the parties executed an agreement governing settling defendants' payment of attorneys' fees to counsel for Florida. (A copy of this agreement is filed as an Exhibit to this Form 10-Q, and the discussion herein is qualified by reference thereto.) The agreement provides that beginning in November 1998, a three-member arbitration panel will consider and determine the amount of attorneys' fees to be awarded. These awards will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette shipments in the period immediately preceding the period with respect to which such payment is made. Under the agreement, there is an annual cap of $500 million on aggregate attorneys' fees to be paid pursuant to arbitration awards, including those to be paid for counsel for Florida. A one-time $250 million payment may be paid for cases that were settled in 1997. The aggregate annual cap includes: (i) all attorneys' fees paid pursuant to an award by the panel in connection with settlements of any smoking and health cases (other than individual cases), (ii) all attorneys' fees paid pursuant to an award by the panel for activities in connection with smoking and health cases resolved by operation of federal legislation provided such legislation imposes an obligation on the settling defendants to pay attorneys' fees, and (iii) all attorneys' and professional fees paid pursuant to an award by the panel for contributions made toward the enactment of certain federal tobacco legislation.

The settling defendants have made payments on account of counsel for Florida totaling $100 million as advances against awards of attorneys' fees by the arbitration panel, such advances to be credited against the annual cap over several years commencing in 1999.

The Company has recorded charges of $111 million in the third quarter of 1998 to accrue for PM Inc.'s share of all fixed and determinable portions of the obligations with respect to the Florida MFN amendment.

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

Since July 1998, two suits have been filed in California courts alleging that domestic cigarette manufacturers, including PM Inc., and others have violated the California statute known as "Proposition 65" by not informing the public of the alleged risks of ETS to non-smokers. Plaintiffs also allege violations of California's Business and Professions Code regarding unfair and fraudulent business practices. Plaintiffs seek statutory penalties, injunctions barring the sale of cigarettes, restitution, disgorgement of profits and other relief (People of the State of California, et al. v. Philip Morris Incorporated, et al., Superior Court, Los Angeles, California, filed July 14, 1998; People of the State of California, et al. v. Brown & Williamson, et al., Superior Court, San Francisco, California, filed July 28, 1998). In October 1998, the court denied defendants' motion to dismiss the complaint in People of the State of California, et al. v. Brown & Williamson, et al.

                              CERTAIN OTHER ACTIONS

In March 1994, the Company and certain officers and directors were named as defendants in a complaint filed as a purported class action in the United States District Court for the Eastern District of New York (Lawrence, et al. v. Philip Morris Companies Inc., et al.). Plaintiffs allege that defendants violated the federal securities laws by maintaining artificially high levels of profitability through an inventory management practice pursuant to which PM Inc. allegedly shipped more inventory to customers than was necessary to satisfy market demand. The plaintiff class consists of all persons who purchased common stock of the Company between July 10, 1991, and April 1, 1993, and who held such stock at the close of business on April 1, 1993.

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

On November 13, 1998, the United States District Court for the Southern District of New York approved a settlement agreement relating to the Kurzweil class action. Pursuant to the agreement, the Company deposited into escrow $115.5 million to create a fund for the benefit of class members. This fund will also cover any attorneys' fees and other expenses ordered by the court. The settlement will also result in a release of all claims in the Lawrence action by class members who have not requested exclusion from the Kurzweil class. The parties to the Lawrence action intend to seek the dismissal of that action in the fourth quarter of 1998.

In September 1997, a purported class action suit consolidating several previously filed class actions was filed in Wisconsin alleging that Kraft Foods, Inc. ("Kraft") and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange (Servais, et al. v. Kraft Foods, Inc., et al.). Plaintiffs seek injunctive and equitable relief and treble damages. In June 1998, the court denied Kraft's motion to dismiss as to the antitrust and tortious interference claims and granted Kraft's motion to dismiss on breach of contract and false advertising claims. In October 1997, a purported class action suit was filed in Illinois against Kraft only (Vincent, et al. v.
Kraft Foods, Inc.), and in April 1998, a purported class action suit was filed in California against Kraft and others (Knevelboard Dairies, et al. v. Kraft Foods, Inc., et al.). Both of these suits contain allegations similar to those in the Wisconsin class action, but the Vincent case seeks a class comprising all of Kraft's milk suppliers, and the Knevelboard case seeks a class comprising all of defendants' milk suppliers in California. In June
1998, the Illinois court in the Vincent case granted Kraft's motion to dismiss, but has allowed plaintiffs to file an amended complaint.

Tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of unpaid taxes assessed to date is alleged to be the Italian lira equivalent of $2.7 billion. In addition, the Italian lira equivalent of $3.7 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received in respect of 1996 and 1997. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 65 of the assessments. The decisions to overturn two assessments have been appealed by the tax authorities. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted charges of tax evasion to remain pending. In February 1998, the tax evasion charges were dismissed by the criminal court in Naples following a determination that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan, who will determine whether to bring charges, in which case a preliminary investigations judge will make a new

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


finding as to whether there should be a trial on these charges. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                            -------------------------

In June 1997, PM Inc. and other companies in the United States tobacco industry entered into a Memorandum of Understanding (the "Resolution") to support the adoption of federal legislation and ancillary undertakings that would resolve many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets. (The proposed Resolution is discussed in the Company's 1997 Form 10-K, and a copy of the proposed Resolution is filed as Exhibit 10.17 thereto.) Such legislation has not been enacted. Bills substantially different and significantly more adverse to the domestic tobacco industry and the Company than the proposed Resolution have been introduced in Congress. The Company cannot predict whether federal tobacco legislation will be enacted or the form any such enactment might take.

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

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. The present legislative and litigation environment is substantially uncertain and it is possible that the Company's business, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal tobacco legislation. The Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended. However, the Company and its subsidiaries periodically may enter into discussions in an attempt to settle various cases when they believe it is in the best interests of the Company's stockholders to do so. In that regard, PM Inc. and other companies in the United States tobacco industry have discussed with a number of state attorneys general an agreement that could settle the asserted and unasserted health care cost recovery claims of all of the states. Discussions have reached the stage where those attorneys general are reporting to the remaining states the terms of a proposed agreement. The proposed agreement is contingent upon a sufficient number of states accepting the agreement. No assurance can be given that the proposed agreement will be accepted by a sufficient number of states as to cause the industry to conclude an agreement. The proposed agreement would effect significant changes in the advertising and marketing of tobacco products. It would also require the industry to pay more than $206 billion through 2025, including (i) more than $12.7 billion in initial payments over the first five years (including $2.4 billion immediately); (ii) annual payments commencing in 2000 in the original amount of $4.5 billion and increasing periodically to $9 billion in 2018 and thereafter in perpetuity, and (iii) $1.7 billion over ten years, the great preponderance of which is due during the first five years. PM Inc.'s share of the $2.4 billion payment due immediately would be 68% (based on relative market capitalization). All other payments would be allocated among the original participating manufacturers based on their relative unit volume of domestic cigarette shipments and would be subject to adjustment for inflation and volume changes and for participation by less than all the states and for other adjustments and offsets described in the proposed agreement. The Company anticipates that its share of the $2.4 billion payment due immediately would be charged to expense in the fiscal quarter and year during which the agreement is concluded and would be paid from available cash or through commercial paper borrowings as the Company deems appropriate. The Company further anticipates that PM Inc.'s share of future annual industry payments related to cigarette sales would be charged to expense as the related sales occur and would be funded through price increases. Any such agreement would have a material adverse effect on the operating income and cash flows of the Company and PM Inc. in the fiscal quarter and year the agreement was concluded and would likely materially adversely affect the business, volume, cash flows and/or operating income and financial position of the Company and PM Inc. in future years. The degree of the adverse impact would depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s shares of the domestic premium and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to the agreement. The proposed agreement is filed as an Exhibit to this Quarterly Report on Form 10-Q and the foregoing discussion is qualified by reference thereto.

Note 4.  Recently Issued Accounting Standards:
----------------------------------------------

During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,"

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


which must be adopted by the Company by January 1, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the timing of adoption or the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

In 1998, AcSEC issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 establishes standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. Adoption of SOP No. 98-5 will have no material effect on the Company's financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results
------------------------------
For the Nine Months Ended September 30,


                                                                                       Operating Revenues
                                                                             -------------------------------------
                                                                                          (in millions)
                                                                              1998                            1997
                                                                             -------                        -------
Tobacco                                                                      $32,457                        $30,506
Food                                                                          20,036                         20,619
Beer                                                                           3,247                          3,318
Financial services and real estate                                               208                            279
                                                                             -------                        -------
  Operating revenues                                                         $55,948                        $54,722
                                                                             -------                        -------
                                                                             -------                        -------



                                                                                        Operating Income
                                                                             -------------------------------------
                                                                                          (in millions)
                                                                              1998                            1997
                                                                             -------                        -------
Tobacco                                                                      $ 6,384                        $ 6,339
Food                                                                           3,177                          3,065
Beer                                                                             404                            410
Financial services and real estate                                               137                            256
                                                                             -------                        -------
  Operating companies income                                                  10,102                         10,070
Amortization of goodwill                                                        (433)                          (438)
General corporate expenses                                                      (370)                          (334)
Minority interest in earnings of
  consolidated subsidiaries                                                      (94)                           (56)
                                                                             -------                        -------
  Operating income                                                           $ 9,205                        $ 9,242
                                                                             -------                        -------
                                                                             -------                        -------


For the Three Months Ended September 30,


                                                                                       Operating Revenues
                                                                             -------------------------------------
                                                                                          (in millions)
                                                                              1998                            1997
                                                                             -------                        -------
Tobacco                                                                      $11,121                        $10,433
Food                                                                           6,326                          6,455
Beer                                                                           1,071                          1,125
Financial services and real estate                                                69                             79
                                                                             -------                        -------
  Operating revenues                                                         $18,587                        $18,092
                                                                             -------                        -------
                                                                             -------                        -------



                                                                                       Operating Income
                                                                             -------------------------------------
                                                                                          (in millions)
                                                                              1998                            1997
                                                                             -------                        -------
Tobacco                                                                      $ 2,653                        $ 1,667
Food                                                                             984                            947
Beer                                                                             118                            125
Financial services and real estate                                                44                            150
                                                                             -------                        -------
  Operating companies income                                                   3,799                          2,889
Amortization of goodwill                                                        (143)                          (142)
General corporate expenses                                                      (122)                          (112)
Minority interest in earnings of
  consolidated subsidiaries                                                      (32)                           (23)
                                                                             -------                        -------
  Operating income                                                           $ 3,502                        $ 2,612
                                                                             -------                        -------
                                                                             -------                        -------


Results of Operations
Operating revenues for the first nine months of 1998 increased 2.2% over the first nine months of 1997, and operating revenues for the third quarter of 1998 increased 2.7% over the comparable 1997 period. These increases were primarily due to the domestic and international tobacco operations. Operating revenues were affected by the 1998 sale of an Italian pasta business and the 1997 sales of Brazilian ice cream businesses, North American maple-flavored syrup businesses and a Scandinavian sugar confectionery business. Financial services and real estate operating revenues decreased due to the 1997 sale of the real estate business. Excluding the operating revenues of these and other smaller operations divested in 1997 and 1998, underlying operating revenues for the first nine months of 1998 increased $1.7 billion (3.2%) over the first nine months of 1997, and underlying operating revenues for the third quarter of 1998 increased $583 million (3.2%) over the comparable 1997 period.

Operating income decreased 0.4% for the first nine months of 1998 and increased 34.1% for the third quarter of 1998 from the comparable 1997 periods. Both comparisons were affected by charges for the settlement of tobacco litigation ("Tobacco Settlements"), separation charges and the 1997 pre-tax gain on the sale of real estate operations ($103 million). Nine-month results for 1998 reflect first-quarter pre-tax charges of $806 million related to settling health care cost recovery litigation in Minnesota, second quarter charges of $199 million and a third quarter charge of $111 million related to "Most Favored Nation" clauses in previous settlement agreements with the states of Mississippi and Texas and Florida, respectively, as previously discussed in Note 3 to the Condensed Consolidated Financial Statements. In February 1998, the Company announced voluntary early retirement and separation programs for salaried and hourly employees, primarily at PM Inc. The programs resulted in pre-tax charges of $327 million during the first nine months of 1998. In addition to the voluntary programs, a pre-tax charge of $10 million related to severance at the Company's domestic tobacco operation was recorded during the third quarter of 1998. During the third quarter of 1997, PM Inc. recorded Tobacco Settlements of $812 million related to health care cost recovery litigation in Mississippi and Florida, as well as a class action settlement.

Excluding the aforementioned items, as well as results from operations divested since the beginning of 1997 and the 1997 gain on sale of real estate operations, underlying operating income increased $809 million (8.2%) and $325 million (9.9%) over the first nine months and third quarter of 1997, respectively, reflecting favorable results in domestic tobacco, international tobacco and North American food during the first nine months and favorable results in all operations during the third quarter.

Currency movements, primarily the strengthening of the U.S. dollar versus European and Asian currencies, decreased operating revenues by $2.2 billion ($1.4 billion, excluding excise taxes) and operating income by $331 million in the first nine months of 1998 versus the comparable 1997 period. During the third quarter, currency movements decreased operating revenues by $485 million ($328 million, excluding excise taxes) and operating income by $107 million versus the comparable 1997 period. However, early in the fourth quarter of 1998, the dollar began to weaken against certain European currencies and the Japanese yen. Although the Company cannot predict future movements in currency rates, the weakening of the dollar, if sustained over the fourth quarter, may partially mitigate unfavorable currency movements in that quarter. In addition, the Company's businesses in certain Asian markets and, more recently, in Russia have been adversely affected by economic instability in those areas. Although the

Company cannot predict future economic developments, the Company anticipates that economic instability will continue to slow its businesses in those markets.

Interest and other debt expense, net, decreased $133 million (16.3%) in the first nine months of 1998 and $49 million (19.7%) in the third quarter of 1998 from the respective comparable 1997 periods. These decreases were due primarily to higher interest income, reflecting increased cash and cash equivalents and lower average debt outstanding during 1998.

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting EPS and requires the presentation of both basic and diluted EPS. Prior period EPS have been restated to conform with the standards established by SFAS No. 128.

Diluted and basic EPS, which were $2.09 and $2.10, respectively, for the first nine months of 1998, increased by 2.0% and 1.4%, respectively, from the comparable 1997 period. These results include previously discussed Tobacco Settlements, voluntary early retirement and separation programs and severance, as well as the 1997 gain on sale of real estate operations. Excluding the after-tax impact of these items, underlying net earnings increased 9.3% to $6.0 billion, diluted EPS increased 9.4% to $2.45 and basic EPS increased 9.3% to $2.47. Reported diluted and basic EPS of $0.81 in the third quarter of 1998 each increased by 39.7% from the comparable 1997 period due primarily to lower Tobacco Settlements in 1998. Excluding the after-tax impact of Tobacco Settlements, and charges for severance as well as the 1997 gain on sale of the real estate operations, third quarter underlying net earnings increased 10.0% to $2.1 billion, diluted EPS increased 10.5% to $0.84 and basic EPS increased 10.4%, to $0.85.

Year 2000
---------

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

The Company and each of its operating subsidiaries are in the process of implementing a CDC readiness program with the objectives of having all of their significant Business Systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the CDC issue before January 1, 2000, and taking other appropriate measures to minimize disruptions to their business operations due to the CDC issue. This program is well underway. Generally, however, those subsidiaries with primarily North American operations (Philip Morris USA, Kraft Foods North America, Miller Brewing Company and Philip Morris Capital Corporation) are closer to CDC readiness than those with extensive international operations (Philip Morris International and Kraft Foods International).

The first phase of the CDC readiness program is to identify and assess the internal Business Systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of the CDC issue. This effort is substantially complete with all operating subsidiaries having identified the Business Systems that may require remediation or replacement and established priorities for repair or replacement.

The second phase of the CDC readiness program involves the actual remediation and replacement of Business Systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. Business Systems ranked highest in priority have either been remediated or replaced or scheduled for remediation or replacement. Business Systems previously earmarked for retirement and replacement without regard to the CDC issue have been evaluated for early replacement with CDC compliant systems or programs or, in the alternative, remediation. The Company's objective is to complete substantially all remediation and replacement of its internal Business Systems by March 1999, although further remediation efforts may be required thereafter to address CDC issues discovered during the testing and certification process discussed below.

Individual Business Systems are being tested and certified for CDC readiness as they are being remediated and replaced. The Company's goal is substantially to complete this process by September 1999. Integration testing and certification (i.e., the testing and certification of the interfaces between individual Business Systems previously certified as Year 2000 ready as well as the testing and certification of the external linkages between the Company's systems with those of third parties) will commence in early 1999 and is expected to be substantially completed by September 1999.

As part of the CDC readiness program, significant service providers, vendors, suppliers, customers and governmental entities ("Key Business Partners") that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of CDC readiness through questionnaires, interviews, on-site visits and other available means. In many cases, governmental agencies and utilities (particularly outside North America) have a lower level of CDC awareness and are less willing to provide information concerning their state of CDC readiness. The CDC readiness of Key Business Partners will continue to be monitored and contingency plans will be developed, as appropriate, for those considered to have a significant risk of CDC failure.

Because of the vast number of Business Systems used by the Company and its operating subsidiaries, the significant number of Key Business Partners, the extent of the Company's foreign operations, including operations within countries that are not actively promoting remediation of the CDC issue, the Company presently believes that it may experience some disruption in its business due to the CDC issue. More specifically, because of the interdependent nature of Business Systems, the Company and its operating subsidiaries could be materially adversely affected if utilities, private businesses and governmental entities with which they do business or that provide essential services are not CDC ready. The Company currently believes that the greatest risks of disruption in its businesses exist in certain international markets and with respect to the CDC readiness of certain of its Key Business Partners. Each of the Company's operating subsidiaries is developing its own risk assessment of the possible impact of the CDC issue on its business operations. Although it is not currently possible to quantify the most reasonably likely worst case scenario, the possible consequences of the Company or Key Business Partners not being fully CDC ready in a timely manner include, among other things, temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company and its operating subsidiaries to conduct their businesses in the ordinary course for periods of time due to the CDC issue. However, the Company believes that its CDC readiness program, including the contingency planning discussed below, should significantly reduce the adverse effect any such disruptions may have.

Concurrently with the CDC readiness measures described above, the Company and its operating subsidiaries are developing contingency plans intended to mitigate the possible disruption in business operations that may result from the CDC issue. Contingency plans may include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply and distribution, adjusting facility shut-down and start-up schedules, manual workarounds, additional staffing and other appropriate measures. The Company's objective is to substantially complete its initial contingency planning effort by March 1999. These plans will continue to be evaluated and modified throughout the Year 2000 transition period as additional information becomes available.

It is currently estimated that the aggregate cost of the Company's CDC efforts will be approximately $550 million. Approximately $250 million of this amount has been spent. Generally, these costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $150 million), substantially all of which would be capitalized, are not included in the above estimates. Other non-Year 2000 information technology projects have not been materially delayed or impacted by the Company's Year 2000 initiatives.

The Company's CDC readiness program is an ongoing process and the risk assessments and estimates of costs and completion dates for various components of the CDC readiness program described above are forward looking statements and are subject to change. Factors that may cause such changes include, among others, the continued availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code and embedded chips; the timely receipt and installation of CDC-ready replacement systems; the actions of governmental agencies, utilities and other third parties with respect to the Year 2000 issue; the ability to implement contingency plans (for example, the availability of additional warehouse space); and the occurrence of broad-based or systemic economic failures.


Euro
----

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and
(2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis particularly once the euro currency is issued in 2002. The Company currently anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

Operating Results by Business Segment
-------------------------------------
Tobacco
-------
Business Environment

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, operating revenues, cash flows, operating income and financial position of PM Inc., PMI and the Company.

In the United States, these issues include actual and proposed excise tax increases; proposed federal regulatory controls (including, as discussed below, the issuance of final regulations by the FDA that regulate cigarettes as "drugs" or "medical devices"); actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; actual and proposed requirements regarding disclosure of the yields of "tar", nicotine and other constituents found in cigarette smoke; governmental and grand jury investigations; increased smoking and health litigation, including private plaintiff class action litigation, health care cost recovery actions brought by state and local governments, unions and others seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking and suits on behalf of former asbestos manufacturers for amounts expended in connection with asbestos claims that were allegedly caused in whole or in part by cigarette smoking; actual and proposed federal, state and local governmental and private bans and restrictions on smoking (including in workplaces and in buildings permitting public access); actual and proposed restrictions on tobacco manufacturing, marketing, advertising (including decisions by certain companies to limit or not accept tobacco advertising) and sales; actual and proposed legislation and regulations to require substantial additional health warnings on cigarette packages and in advertising, and to eliminate the tax deductibility of tobacco advertising and promotional costs; proposed legislation to require the establishment of ignition propensity performance standards for cigarettes; increased assertions of adverse health effects associated with both smoking and exposure to ETS; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the purported adverse health effects associated with both smoking and exposure to ETS; the diminishing social acceptance of smoking; increased pressure from anti-smoking groups; unfavorable press reports; and federal tobacco legislation that may be considered by Congress.

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

In August 1996, the FDA issued final regulations pursuant to which it asserts jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. The final regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements applicable to medical devices and their manufacturers. For the most part, the regulations were scheduled to become effective on August 28, 1997. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the final regulations, and could materially adversely affect the volume, operating revenues, cash flows and operating income of PM Inc. and the Company. PM Inc. and others challenged in the courts the FDA's authority to regulate cigarettes. In August 1998, the U.S. Fourth Circuit Court of Appeals ruled that the FDA does not have the authority to regulate tobacco products, and declared the FDA's regulations invalid. In September 1998, the FDA filed a petition for a rehearing before the full Fourth Circuit Court of Appeals. In November 1998, the court denied the FDA's petition for rehearing. The ultimate outcome of this litigation cannot be predicted.

In August 1996, the Commonwealth of Massachusetts enacted legislation to require cigarette manufacturers to disclose to the Massachusetts Department of Public Health ("DPH") the flavorings and other ingredients used in each brand of cigarettes sold in the Commonwealth, and to provide "nicotine-yield ratings" for their products based on standards to be established by the DPH. PM Inc. believes that enforcement of the ingredient disclosure provisions of the statute could permit the disclosure by DPH to the public of valuable proprietary information concerning its brands. PM Inc. and three other domestic cigarette manufacturers have filed suit in federal district court in Boston challenging the legislation. In December 1997, the court granted a preliminary injunction to the tobacco company plaintiffs and enjoined the Commonwealth from enforcing the ingredient disclosure provisions of the legislation until further order of the court. The Commonwealth appealed this ruling and in November 1998 the First Circuit Court of Appeals affirmed the district court's decision granting the preliminary injunction. In addition, both parties' cross-motions for summary judgment were argued before the district court earlier this year. The ultimate outcome of this lawsuit cannot be predicted. The enactment of this legislation has encouraged efforts to enact, and the enactment of, ingredient disclosure legislation in other states, such as Texas and Minnesota.

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

In 1993, the U.S. Environmental Protection Agency ("EPA") issued a report relating to certain alleged health effects of ETS. The report included, among other things, a risk assessment relating to the alleged association between ETS and lung cancer in nonsmokers, and a determination by EPA to classify ETS as a "Group A" carcinogen. The risk assessment and classification has been one of the primary sources cited in support of smoking restrictions in workplaces and public places around the world. PM Inc. and others challenged the risk assessment and classification on several grounds in a U.S. district court. In July 1998, the court vacated those sections of the EPA report relating to lung cancer, finding, among other things, that, although the agency has been authorized by Congress to conduct a risk assessment and classification of ETS, EPA may have reached different conclusions had it complied with certain relevant statutory requirements. The federal government has appealed the court's ruling. It is not possible to predict what impact, if any, the ruling will have on existing or proposed regulations banning or restricting smoking in workplaces and public places.

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

Many foreign countries, as well as the European Union, have also taken a number of different steps to regulate the manufacture and/or marketing of cigarettes. Most prominently, these steps include: restricting or prohibiting cigarette advertising and promotion, banning or severely restricting smoking in workplaces and public places or otherwise discouraging cigarette smoking and increasing taxes on cigarettes. Some countries have taken further steps, including requiring disclosure of cigarette ingredients and of yields of "tar" and other constituents found in cigarette smoke, imposing maximum constituent levels, controlling prices, and restricting imports. It is not possible to predict what, if any, other foreign governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes or to the tobacco industry generally.

In June 1998, a European Communities Directive was published in the Official Journal of the European Communities. The directive bans virtually all forms of tobacco advertising and sponsorship in the European Union. Member States must enact implementing legislation by July 2001. However, Member States may delay full implementation of the ban for additional periods (one year for print advertising, two years for sponsorships generally, and until October 2006 for sponsorship of events such as Formula One racing). The directive does not apply to a few limited types of advertising such as point of sale displays which may be regulated by Member States as they see fit.

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

PM Inc. has received requests for information (including grand jury subpoenas) in connection with governmental investigations of the tobacco industry, and is cooperating with respect to such requests. Certain present and former employees of PM Inc. have testified or have been asked to testify in connection with certain of these matters. The investigations include four grand jury investigations being conducted by: the United States Attorney for the Eastern District of New York relating to The Council for Tobacco Research-U.S.A., Inc., a research organization of which PM Inc. was a sponsor; the United States Department of Justice in Washington, D.C. relating to issues raised in testimony provided by tobacco industry executives before Congress and other related matters; the United States Department of Justice Antitrust Division in the Eastern District of Pennsylvania relating to tobacco leaf purchases; and the United States Attorney for the Northern District of New York relating to alleged contraband transactions in primarily Canadian-brand tobacco products. PMI and its subsidiary, PM Duty Free Inc., have also received subpoenas in the last referenced investigation. While the outcomes of these investigations cannot be predicted, PM Inc., PMI and PM Duty Free Inc. believe they have acted lawfully.

As further discussed above in Note 3 to the Condensed Consolidated Financial Statements, there is litigation pending in various U.S. and foreign jurisdictions related to tobacco products. These cases generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, and (iii) health care cost recovery cases brought by state and local governments seeking reimbursement for Medicaid and/or other health care expenditures allegedly caused by cigarette smoking, as well as other reimbursement cases, including class actions, brought by non-governmental plaintiffs such as unions, HMOs, native American tribes, federal and state taxpayers and others. Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars.

In recent years there has been a substantial increase in the number of smoking and health cases being filed in the United States.

As of November 1, 1998, there were approximately 450 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company (excluding approximately 50 cases in Texas that were voluntarily dismissed but which may be refiled under certain conditions), compared with approximately 375 such cases on December 31, 1997, and 185 such cases on December 31, 1996. Many of these cases are pending in Florida, West Virginia and New York. Seventeen of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS.

In addition, as of November 1, 1998, there were approximately 65 purported smoking and health class actions pending in the United States against PM Inc. and, in some cases, the Company (including nine that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 50 such cases on December 31, 1997, and 20 such cases on December 31, 1996. Most of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

The number of health care cost recovery actions in the United States also increased, with approximately 140 such cases pending as of November 1, 1998, compared with approximately 105 such cases on December 31, 1997, and 25 such cases on December 31, 1996.

There are also a number of tobacco-related actions pending outside the United States against affiliates and subsidiaries of PMI including, as of November 1, 1998, approximately 20 smoking and health cases initiated by one or more individuals (Argentina (13), Brazil (1), Canada (1), Italy (1), Japan (1), Scotland (1) and Turkey (2)) and four smoking and health class actions
(Brazil (2), Canada (1) and Nigeria (1)). In addition, health care cost recovery actions have been brought in Israel and by the Republic of the Marshall Islands, the Commonwealth of Puerto Rico, and British Columbia, Canada in their respective jurisdictions and by the Republic of Guatemala and the Republic of Panama in the United States.



During 1997 and 1998, PM Inc. and other companies in the United States tobacco industry settled health care cost recovery actions brought by the States of Mississippi, Florida, Texas and Minnesota and an ETS smoking and health class action brought on behalf of airline flight attendants. As discussed above in
Note 3, the Mississippi, Texas and Florida settlement agreements have been amended pursuant to their "most favored nation" clause to reflect the terms of the Minnesota settlement.

                            -------------------------

In June 1997, PM Inc. and other companies in the United States tobacco industry entered into a Memorandum of Understanding (the "Resolution") to support the adoption of federal legislation and ancillary undertakings that would resolve many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets. (The proposed Resolution is discussed in the Company's 1997 Form 10-K, and a copy of the proposed Resolution is filed as Exhibit 10.17 thereto.) Such legislation has not been enacted. Bills substantially different and significantly more adverse to the domestic tobacco industry and the Company than the proposed Resolution have been introduced in Congress. The Company cannot predict whether federal tobacco legislation will be enacted or the form any such enactment might take.

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

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. The present legislative and litigation environment is substantially uncertain and it is possible that the Company's business, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal tobacco legislation. The Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended. However, the Company and its subsidiaries periodically may enter into discussions in an attempt to settle various cases when they believe it is in the best interests of the Company's stockholders to do so. In that regard, PM Inc. and other companies in the United States tobacco industry have discussed with a number of state attorneys general an agreement that could settle the asserted and unasserted health care cost recovery claims of all of the states. Discussions have reached the stage where those attorneys general are reporting to the remaining states the terms of a proposed agreement. The proposed agreement is contingent upon a sufficient number of states accepting the agreement. No assurance can be given that the proposed agreement will be accepted by a sufficient number of states as to cause the industry to conclude an agreement. The proposed agreement would effect significant changes in the advertising and marketing of tobacco products. It would also require the industry to pay more than $206 billion through 2025, including (i) more than $12.7 billion in initial payments over the first five years (including $2.4 billion immediately); (ii) annual payments commencing in 2000 in the original amount of $4.5 billion and increasing periodically to $9 billion in 2018 and thereafter in perpetuity, and (iii) $1.7 billion over ten years, the great preponderance of which is due during the first five years. PM Inc.'s share of the $2.4 billion payment due immediately would be 68% (based on relative market capitalization). All other payments would be allocated among the original participating manufacturers based on their relative unit volume of domestic cigarette shipments and would be subject to adjustment for inflation and volume changes and for participation by less than all the states and for other adjustments and offsets described in the proposed agreement. The Company anticipates that its share of the $2.4 billion payment due immediately would be charged to expense in the fiscal quarter and year during which the agreement is concluded and would be paid from available cash or through commercial paper borrowings as the Company deems appropriate. The Company further anticipates that PM Inc.'s share of future annual industry payments related to cigarette sales would be charged to expense as the related sales occur and would be funded through price increases. Any such agreement would have a material adverse effect on the operating income and cash flows of the Company and PM Inc. in the fiscal quarter and year the agreement was concluded and would likely materially adversely affect the business, volume, cash flows and/or operating income and financial position of the Company and PM Inc. in future years. The degree of the adverse impact would depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s shares of the domestic premium and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to the agreement. The proposed agreement is filed as an Exhibit to this Quarterly Report on Form 10-Q and the foregoing discussion is qualified by reference thereto.

Operating Results


                                                                 For the Nine Months Ended September 30,
                                                 -----------------------------------------------------------------------
                                                     Operating Revenues                              Operating Income
                                                 -------------------------                      ------------------------
                                                                                (in millions)
                                                   1998             1997                          1998             1997
                                                 -------          -------                        ------           -----
Domestic tobacco                                 $11,130           $ 9,959                        $2,324           $2,685

International tobacco                             21,327            20,547                         4,060            3,654
                                                 -------           -------                        ------           ------

  Total                                          $32,457           $30,506                        $6,384           $6,339
                                                 -------           -------                        ------           ------
                                                 -------           -------                        ------           ------


Domestic tobacco. During the first nine months of 1998, PM Inc.'s operating revenues increased 11.8% over the comparable 1997 period, due to pricing ($1,377 million) and improved product mix ($35 million), partially offset by lower volume ($241 million).

During the first nine months of 1998, PM Inc. recorded pre-tax charges of $1,116 million related to Tobacco Settlements, as discussed in Note 3 to the Condensed

Consolidated Financial Statements. In addition, PM Inc. recorded pre-tax charges of $319 million primarily related to voluntary early retirement and separation programs for salaried and hourly employees.

PM Inc.'s operating income for the first nine months of 1998 decreased 13.4% from the comparable 1997 period, due primarily to higher Tobacco Settlements ($304 million), charges for voluntary early retirement and separation programs and severance ($319 million), higher marketing, administration and research costs ($563 million), and lower volume ($160 million), partially offset by price increases, net of cost increases ($965 million) and improved product mix ($25 million). Excluding the impact of the Tobacco Settlements and the voluntary early retirement and separation programs, PM Inc.'s underlying operating income for the first nine months of 1998 increased 7.5% over the comparable 1997 period.

Domestic tobacco industry shipment volume during the first nine months of 1998 declined 3.7% from the first nine months of 1997 primarily as a result of price increases. PM Inc. estimates year-to-date industry shipments were affected by a 1997 increase in wholesaler inventories in anticipation of price increases. While PM Inc. cannot predict future rates of change in industry shipments, it believes that industry shipments should continue to decline in line with historical trends of 1.0% to 2.0% per annum, subject to the effects of price increases related to tobacco litigation settlements or the possible enactment of increased excise taxes or other tobacco legislation discussed under "Tobacco--Business Environment" above.

PM Inc.'s shipment volume for the first nine months of 1998 was 173.0 billion units, a decrease of 2.2% from the first nine months of 1997. However, PM Inc. estimates that, excluding the effect of the 1997 wholesaler inventory increase mentioned above, its volume would have decreased by less than 1.0%. For the first nine months of 1998, PM Inc.'s shipment market share was 49.6%, an increase of 0.7 share points over the comparable period of 1997. However, PM Inc. estimates that, excluding the factors mentioned above, its shipment share grew by 1.0 points to approximately 49.9%. This increase is consistent with consumer purchasing trends as measured by retail data from an independent market research company. Marlboro shipment volume for the first nine months of 1998 increased 0.4 billion units (0.3%) over the comparable 1997 period to 124.1 billion units for a 35.6% share of the total industry, an increase of 1.5 share points over the comparable period of 1997.

Based on shipments, the premium segment accounted for approximately 73.3% of the domestic cigarette industry volume in the first nine months of 1998, an increase of 0.9 share points over the comparable period of 1997, reflecting a continued shift toward higher-margin premium cigarettes and away from the discount segment. In the premium segment, PM Inc.'s volume decreased 1.1% during the first nine months of 1998, compared with a 2.5% decrease for the industry, resulting in a premium segment share of 58.7%, an increase of 0.9 share points over the comparable period of 1997.

In the discount segment, PM Inc.'s shipments decreased 9.2% to 23.1 billion units in the first nine months of 1998, compared with an industry decline of 6.7%, resulting in a discount segment share of 24.7%, a decrease of 0.7 share points from the comparable period of 1997. Basic shipment volume for the first nine months of 1998 was down 1.0% at 17.4 billion units, for an 18.7% share of the discount segment, an increase of 1.1 share points over the comparable 1997 period.

PM Inc. cannot predict future change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments would be materially adversely affected by price increases related to tobacco litigation settlements or the possible enactment of increased excise taxes or other tobacco legislation discussed under "Tobacco--Business Environment" above.

During July 1998, PM Inc. announced a price increase of $3.00 per thousand cigarettes on its premium and discount brands. This increase follows similar announcements of price increases of $2.50 per thousand cigarettes in May 1998, $2.50 per thousand cigarettes in April 1998, $1.25 per thousand cigarettes in January 1998, $3.50 per thousand cigarettes in September 1997 and $2.50 per thousand cigarettes in March 1997. Each $1.00 per thousand increase by PM Inc. equates to a $0.02 increase to the wholesale price of each pack of twenty cigarettes.

International tobacco. During the first nine months of 1998, international tobacco operating revenues of PMI increased 3.8% over 1997, including excise taxes. Excluding excise taxes, operating revenues increased 3.9%, due primarily to price increases ($469 million), favorable volume/mix ($155 million) and the consolidation of previously unconsolidated subsidiaries ($425 million), partially offset by unfavorable currency movements ($803 million). Operating income for the first nine months of 1998 increased 11.1% over the comparable 1997 period, due primarily to price increases, net of cost increases ($430 million), favorable volume/mix ($42 million), the consolidation of previously unconsolidated subsidiaries ($99 million), and lower fixed manufacturing expenses and marketing, administration and research costs, partially offset by unfavorable currency movements ($290 million).

PMI's volume in the first nine months of 1998 grew 12.1 billion units (2.2%) over the comparable 1997 period to 570.2 billion units. PMI's volume growth was impeded by continued weaker business conditions in a number of Asian and Eastern European markets and, PMI presently anticipates a continued slowdown of shipments to these markets in the fourth quarter. Excluding these markets, PMI's volume grew by 4.1%, primarily in higher-margin established markets.
Volume advanced strongly in a number of important markets, including Italy, France, the Benelux countries, Spain, Greece, Austria, Poland, Hungary, Turkey, the Middle East, Japan and Mexico. PMI recorded market share gains in virtually all major markets.



                                                                 For the Three Months Ended September 30,
                                                 -----------------------------------------------------------------------
                                                     Operating Revenues                              Operating Income
                                                 -------------------------                      ------------------------
                                                                                (in millions)
                                                   1998             1997                          1998             1997
                                                 -------          -------                        ------           -----
Domestic tobacco                                 $ 4,119           $ 3,590                        $1,275           $  426

International tobacco                              7,002             6,843                         1,378            1,241
                                                 -------           -------                        ------           ------

  Total                                          $11,121           $10,433                        $2,653           $1,667
                                                 -------           -------                        ------           ------
                                                 -------           -------                        ------           ------



Domestic tobacco. During the third quarter of 1998, PM Inc.'s operating revenues increased 14.7% over the comparable 1997 period, due to pricing ($612 million) and improved product mix ($8 million), partially offset by lower volume ($91 million).

Operating income for the third quarter of 1998 increased by more than 100.0% from the comparable 1997 period, due primarily to lower charges for Tobacco Settlements ($701 million), higher prices, net of cost increases (aggregating to $450 million) and favorable mix ($8 million), partially offset by higher marketing, administration and research costs ($236 million), lower volume ($61 million) and a charge for severance ($10 million). Excluding the impact of Tobacco Settlements and severance, PM Inc.'s underlying operating income for the third quarter of 1998 increased 12.8% over the comparable 1997 period.

Domestic tobacco industry shipment volume during the third quarter declined 4.7% from the comparable 1997 period primarily as a result of price increases. While PM Inc. cannot predict future rates of change in industry shipments, it believes that, over the long term, industry shipments should continue to decline in line with historical trends of 1.0% to 2.0% per annum, subject to the effects of price increases related to tobacco litigation settlements or the possible enactment of increased excise taxes or other tobacco legislation discussed under "Tobacco--Business Environment" above.

PM Inc.'s shipment volume for the third quarter of 1998 was 61.3 billion units, a decrease of 2.5% from the third quarter of 1997, reflecting the price increases mentioned above. PM Inc.'s third quarter 1998 shipment market share was 50.0%, an increase of 1.1 share points from the comparable period of 1997. This increase is consistent with the trend of consumer purchases as measured by retail data from an independent market research company. Third-quarter Marlboro shipment volume increased 0.1 billion units (0.2%) to 44.5 billion units for a 36.3% share of the total industry, an increase of 1.8 share points over the third quarter of 1997.

Based on shipments, the premium segment accounted for approximately 73.9% of domestic cigarette industry volume in the third quarter of 1998, an increase of
0.8 share points over the comparable 1997 period reflecting a continued shift toward higher-margin premium cigarettes and away from the discount segment. In the premium segment, PM Inc.'s third-quarter volume decreased 1.6%, compared with a 3.6% decrease for the industry, resulting in a premium segment share of 59.0%, an increase of 1.2 share points from the third quarter of 1997.

In the discount segment, PM Inc.'s third quarter shipments decreased 8.3% to 7.8 billion units in 1998, compared with an industry decline of 7.6%, resulting in a discount segment share of 24.5%, a decrease of 0.2 share points from the comparable period of 1997. Basic's third-quarter shipment volume decreased 156.0 million units to 6.0 billion units, for an 18.7% share of the discount segment, an increase of 1.0 share points from the comparable 1997 period.

PM Inc. cannot predict future change or rates of change in the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments would be materially adversely affected by price increases related to tobacco litigation settlements or the possible enactment of increased excise taxes or other tobacco legislation discussed under "Tobacco--Business Environment" above.

International tobacco. During the third quarter of 1998, international tobacco operating revenues of PMI increased 2.3% over 1997, including excise taxes. Excluding excise taxes, operating revenues increased 0.3%, due primarily to price increases ($139 million) and the consolidation of previously unconsolidated subsidiaries ($152 million), partially offset by unfavorable volume/mix ($100 million) and unfavorable currency movements ($218 million). Operating income for the third quarter of 1998 increased 11.0% over the comparable 1997 period, due primarily to price increases ($139 million), the consolidation of previously unconsolidated subsidiaries ($47 million) and lower fixed manufacturing expenses and marketing, administration and research costs, partially offset by unfavorable volume/mix ($75 million) and currency movements ($98 million).

PMI's volume in the third quarter of 1998 declined 3.9 billion units (2.1%) from the comparable 1997 period to 186.1 billion units. PMI's volume decline was due primarily to continued weaker business conditions in a number of Asian and Eastern European markets, and PMI presently anticipates a continued slowdown of shipments to these markets in the fourth quarter. Excluding these markets, PMI's volume grew by 4.9%, primarily in higher-margin established markets.
Volume advanced strongly in a number of important markets during the third quarter, including Italy, France, Spain, the Netherlands, Belgium, Austria, Hungary, Turkey, the Middle East, Japan and Mexico. PMI recorded market share gains in virtually all major markets.

Food
----

Business Environment
Kraft Foods, Inc. ("Kraft"), the largest processor and marketer of retail packaged food in the United States, and its subsidiary, Kraft Foods International, Inc. ("KFI"), which markets coffee, confectionery and grocery products in Europe and the Asia/Pacific region, are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets. Certain subsidiaries and affiliates of PMI that manufacture and sell food products in Latin America are also subject to competitive challenges in various product categories and markets. To confront these challenges, Kraft, KFI and PMI continue to take steps to build the value of premium brands with new product and marketing initiatives, to improve their food business portfolios and to reduce costs.

Fluctuations in commodity costs can cause retail price volatility, price competition and can influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, particularly coffee bean and cocoa prices. Coffee bean prices reached a twenty-year high in May 1997, leading to price increases by Kraft, KFI and their competitors. In 1998, coffee bean prices have declined from their 1997 levels. During the third quarter of 1998, the cost of United States cheese and butter commodities reached near record high levels. Such high costs had an adverse impact on Kraft's operating results in the third quarter and may continue to have an adverse impact on Kraft's results of operations during the fourth quarter.

During the third quarter of 1998, KFI sold a small Italian pasta dinners business. During 1997, PMI sold its Brazilian ice cream businesses in the fourth quarter, Kraft sold its North American maple-flavored syrup businesses in the third quarter and KFI sold a Scandinavian sugar confectionery business in the first quarter. Kraft and KFI also sold several smaller non-strategic businesses in 1997. The operating results of businesses divested in 1997 and 1998 were not material to consolidated operating results in any of the periods presented.

During the third quarter of 1998, Kraft announced a licensing agreement with the California Pizza Kitchen ("CPK") restaurant chain to manufacture, market and sell CPK frozen pizza to grocery customers. In addition, Kraft announced a licensing agreement with the Starbucks Coffee chain to market, sell and distribute Starbucks Coffee to grocery customers across the United States. Neither of these agreements is expected to have a material impact on Kraft's operating results for the fourth quarter of 1998.

Operating Results


                                                          For the Nine Months Ended September 30,
                                          -----------------------------------------------------------------------
                                               Operating Revenues                            Operating Income
                                           -------------------------                    ------------------------
                                                                        (in millions)
                                           1998                1997                      1998                1997
                                          -------             -------                   ------               -----

North American food                      $12,921              $12,779                   $2,408              $2,245

International food                         7,115                7,840                      769                 820
                                         -------              -------                   ------              ------

Total                                    $20,036              $20,619                   $3,177              $3,065
                                         -------              -------                   ------              ------
                                         -------              -------                   ------              ------



North American food. During the first nine months of 1998, operating revenues increased 1.1% over the first nine months of 1997, due primarily to favorable volume ($294 million) and pricing ($76 million), partially offset by unfavorable product mix ($67 million), the impact of divestitures ($90 million) and unfavorable currency movements ($71 million). Operating income for the first nine months of 1998 increased 7.3% over the first nine months of 1997, due to volume increases in ongoing operations ($168 million), net pricing ($129 million, including the impact of lower manufacturing and overhead costs which more than offset the impact of higher cheese costs) and favorable marketing, administration and research costs ($6 million), partially offset by unfavorable product mix ($109 million), the impact of divestitures ($22 million) and unfavorable currency movements ($9 million).

Excluding operating results of the divested North American food businesses discussed above, underlying operating revenues and underlying operating income increased 1.8% and 8.3%, respectively, in the first nine months of 1998 versus the comparable 1997 period.

Volume gains were achieved by frozen pizza, resulting from the continued success of rising crust pizza; beverages, from the strength of ready-to-drink products and new product introductions, partially offset by declines in higher-margin powdered soft drinks; meals, due to the growth of Taco Bell grocery products as well as strength in macaroni and cheese dinners; cheese, across most product lines; cereals, from the success of new products; and processed meats, due to the strength of lunch combinations, which reflected the continued success of new product introductions, and to increases in bacon and hot dogs. Volume was lower in coffee, due largely to market contraction resulting from higher retail prices in the first quarter of 1998; desserts and snacks, reflecting declines in dry packaged desserts and frozen toppings, partially offset by an increase in shelf-stable puddings; and enhancers, due primarily to lower shipments of barbecue sauce, spoonable dressings and pourable dressings. In Canada, volume was down reflecting lower shipments of retail branded products and the planned reduction of low margin products.

International food. Operating revenues for the first nine months of 1998 decreased 9.2% from the first nine months of 1997, due to unfavorable currency movements ($490 million), lower volume/mix ($62 million) and the impact of divestitures ($299 million), partially offset by pricing ($80 million) and the consolidation of a previously unconsolidated subsidiary ($46 million). Operating income for the first nine months of 1998 decreased 6.2% from the first nine months of 1997, due primarily to net pricing ($31 million, primarily related to higher coffee costs earlier in 1998), the impact of divestitures ($35 million) and unfavorable currency movements ($34 million), partially offset by lower marketing, administration and research costs ($36 million) and higher volume/mix ($7 million, primarily favorable mix).

Excluding the operating results of the divested international food businesses discussed above, underlying operating revenues decreased 5.7% and underlying operating income decreased 2.0% in the first nine months of 1998 from the first nine months of 1997.

KFI's coffee volume for the first nine months of 1998 continued to lag the comparable period of 1997 as volume in the first half of the year was adversely affected by soft consumption and trade de-stocking in anticipation of price declines in certain markets, as well as a difficult comparison against the prior year, when shipments were heavy in advance of rising prices. Confectionery volume increased on continued growth and new product introductions in Central and Eastern Europe. These increases more than offset volume declines due to the contraction of several key European chocolate markets, as well as unfavorable volume related to higher retail prices in Germany and lower shipments into Russia. Volume also increased in KFI's cheese and grocery business as a result of higher shipments of cheese snacks and lunch combinations in the United Kingdom, snacks in Scandinavia, powdered soft drinks in the Middle East and China and processed cheese slices and peanut butter in Australia. Cheese and grocery volume in Germany was down due primarily to the impact of retail price increases. Cheese and grocery volume was also down in Southeast Asia, reflecting the current economic instability of the region. In Latin America, volume was essentially flat as softness and consumer down-trading to lower priced competitor brands in the confectionery markets of Brazil and Argentina, as well as lower powdered soft drink volume in Argentina were offset by higher shipments of powdered soft drinks in Brazil and Mexico and ready-to-drink beverages in Puerto Rico.


                                                          For the Three Months Ended September 30,
                                          -----------------------------------------------------------------------
                                               Operating Revenues                            Operating Income
                                           -------------------------                    ------------------------
                                                                         (in millions)
                                           1998                1997                      1998                1997
                                          -------             -------                   ------               -----
North American food                       $4,016               $4,048                   $  722              $  687

International food                         2,310                2,407                      262                 260
                                          ------               ------                   ------              ------

Total                                     $6,326               $6,455                   $  984              $  947
                                          ------               ------                   ------              ------
                                          ------               ------                   ------              ------



North American food. During the third quarter of 1998, operating revenues decreased 0.8% from the third quarter of 1997, due primarily to pricing ($16 million, a result of commodity driven price decreases in coffee, partially offset by commodity driven price increases in cheese) and unfavorable currency movements ($27 million). Operating income for the third quarter of 1998 increased 5.1% over the third quarter of 1997, due primarily to cost decreases (aggregating to $38 million, driven by lower manufacturing and overhead costs which more than offset the impact of higher cheese costs) and lower marketing, administration and research costs ($32 million, the majority of which related to lower marketing expense), partially offset by unfavorable product mix ($33 million) and unfavorable currency movements ($3 million).

Volume for the third quarter increased slightly over the comparable 1997 period. Volume gains were achieved by frozen pizza, resulting from the continued success of rising crust pizza; beverages, from the strength of both ready-to-drink and powdered soft drink products and new product introductions; coffee, reflecting the favorable impact of reductions in retail prices as green coffee bean costs were lower in the third quarter of 1998 versus the comparable 1997 period; cheese, due to strength in natural and cottage cheese as well as sour cream and new product introductions, partially offset by lower shipments of processed cheese. Volume for cereals was essentially flat. Offsetting the aforementioned volume gains were volume declines in processed meats, with declines across most major product categories, partially offset by volume gains in lunch combinations; meals, primarily reflecting softness in macaroni and cheese and rice; desserts and snacks, due to declines in dry packaged desserts and frozen toppings; and enhancers, due to lower shipments of spoonables and barbecue sauce. In Canada, volume decreased due to lower shipments of retail branded products.

International food. Operating revenues for the third quarter of 1998 decreased 4.0% from the third quarter of 1997, due to unfavorable currency movements ($83 million) and the impact of divestitures ($69 million) and unfavorable pricing ($37 million), partially offset by higher ongoing volume/mix ($80 million) and the consolidation of a previously unconsolidated subsidiary ($12 million). Operating income for the third quarter of 1998 increased 0.8% from the third quarter of 1997, due primarily to cost decreases, net of price decreases (aggregating to $26 million, primarily related to lower coffee costs) and higher volume/mix ($29 million), partially offset by higher marketing, administration and research costs ($40 million), and unfavorable currency movements ($8 million).

Excluding the operating results of the divested international food businesses discussed above, underlying operating revenues decreased 1.2% and underlying operating income increased 3.2% in the third quarter of 1998 from the third quarter of 1997.

KFI's coffee volume increased over the comparable period of 1997 due primarily to gains in Germany, France, Italy, Sweden and Denmark reflecting both a favorable comparison against soft results in 1997 when high commodity costs disrupted the marketplace and the beginning of a recovery spurred by recent price declines. Confectionery volume declined due to higher retail pricing in Germany and the impact of the economic crisis in Russia. Volume also grew in KFI's cheese and grocery business as a result of higher shipments of lunch combinations in the United Kingdom; snacks in Scandinavia; cheese and cream cheese in Italy; and powdered soft drinks in the Middle East, Africa, Romania, the Philippines and China. In Latin America, volume decreased due primarily to soft confectionery markets in Brazil and Argentina and lower powdered soft drink volume in Argentina, partially offset by higher shipments of powdered soft drinks in Brazil and Mexico, as well as higher shipments of ready-to-drink beverages in Puerto Rico.

Beer
----

Nine Months Ended September 30

Operating revenues of the Miller Brewing Company ("Miller") for the first nine months of 1998 decreased $71 million (2.1%) from the first nine months of 1997, due primarily to lower volume ($61 million) and unfavorable price/mix ($12 million), partially offset by income received in accordance with the terms of a contract manufacturing agreement with S&P Company. Operating income for the first nine months of 1998 decreased $6 million (1.5%) from the first nine months of 1997, due primarily to lower volume ($25 million), unfavorable price/mix ($22 million) and the impact of a divested equity investment ($11 million), partially offset by lower fixed manufacturing expenses and marketing, administration and research costs ($52 million). Excluding the 1997 results of then 20%-owned Molson Breweries of Canada, underlying operating income increased 1.3%.

Miller's domestic shipment volume of 32.9 million barrels for the first nine months of 1998 decreased 1.4% from the comparable 1997 period, reflecting decreases in premium, near-premium and budget brands. Domestic shipments of premium products were below 1997 as lower shipments of Miller beer, Miller Lite and Miller Genuine Draft more than offset double-digit gains in Icehouse and Foster's. Domestic shipments of near-premium products were essentially even with 1997 as increased shipments of Red Dog nearly offset declines in the Miller High Life family. Domestic shipments of budget brands were below 1997, despite volume growth in the Milwaukee's Best family of beers. Wholesalers' sales to retailers in the first nine months of 1998 also decreased from the comparable 1997 period, reflecting lower sales of Miller Lite, Miller Genuine Draft and Miller beer, partially offset by double-digit increases for Icehouse and Foster's. Export volume decreased 21.4%, as volume shifted to sales under international licensing agreements.


Three Months Ended September 30

Miller's operating revenues for the third quarter of 1998 decreased $54 million (4.8%) from the third quarter of 1997, due primarily to lower volume ($46 million) and unfavorable price/mix ($10 million), partially offset by income received in accordance with the terms of the previously mentioned agreement with S&P Company. Operating income for the third quarter of 1998 decreased $7 million (5.6%) from the third quarter of 1997, due primarily to the impact of a divested equity investment ($9 million), lower volume ($17 million) and unfavorable price/mix ($16 million), partially offset by lower fixed manufacturing costs and marketing, administration and research costs ($33 million). Excluding the 1997 results of then 20%-owned Molson Breweries of Canada, underlying operating income increased 1.7%.

Miller's domestic shipment volume of 11.0 million barrels for the third quarter of 1998 decreased 4.2% from the comparable 1997 period, reflecting decreases in premium, near-premium and budget brands. Domestic shipments of premium brands were below the comparable 1997 period, due primarily to lower domestic shipments of Miller Lite and Miller Genuine Draft, both of which continue to be adversely affected by intense competition in the key markets of California and Texas, and to lower shipments of Miller beer, partially offset by double-digit increases for Icehouse and Foster's. Domestic shipments of near-premium and budget brand products decreased slightly on lower shipments across all brands. Wholesalers' sales to retailers in the third quarter of 1998 decreased from the comparable 1997 period, reflecting lower sales of Miller Lite, Miller Genuine Draft and Miller beer, partially offset by double-digit increases for Icehouse and Foster's as well as higher sales of the Miller High Life family. Export volume declined 7.3%, as volume shifted to sales under international licensing agreements.

Financial Services and Real Estate
----------------------------------

Philip Morris Capital Corporation's ("PMCC") financial services and real estate operating revenues and operating income declined in the first nine months and the third quarter of 1998 from the comparable 1997 periods, reflecting the sale of its real estate subsidiary, Mission Viejo Company, in the third quarter of 1997 for a pre-tax gain of $103 million. Operating revenues and operating income from

PMCC's financial services business increased in the first nine months and third quarter of 1998 over the comparable 1997 periods due to increased leasing and structured finance investments and the continued profitability of PMCC's existing portfolio of finance assets.

Financial Review
----------------

Net Cash Provided by Operating Activities
-----------------------------------------

During the first nine months of 1998, net cash provided by operating activities was $6.4 billion compared with $5.1 billion in the comparable 1997 period. The increase primarily reflects higher underlying net earnings, partially offset by the payment of Tobacco Settlements. Included in net earnings for the first nine months of 1998 were previously discussed charges for voluntary early retirement programs, severance and the Tobacco Settlements (aggregating to $888 million on an after-tax basis), payments for the majority of which will be made in future periods.

Net Cash Used in Investing Activities
-------------------------------------

During the first nine months of 1998, net cash used in investing activities was $1.6 billion compared with $1.2 billion in 1997. The increase primarily reflects the lower level of cash received from the sales of businesses during the first nine months of 1998.

Net Cash Used in Financing Activities
-------------------------------------

During the first nine months of 1998, net cash of $1.6 billion was used in financing activities, as compared with $3.2 billion used in financing activities during the comparable 1997 period. This difference was primarily due to higher net issuances of debt in 1998 and to higher stock repurchases during the first nine months of 1997.

Debt
----

The Company's total debt (consumer products and financial services) was $15.6 billion and $14.1 billion at September 30, 1998 and December 31, 1997, respectively. Total consumer products debt was $14.7 billion and $13.3 billion at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998 and December 31, 1997, the Company's ratio of consumer products debt to total equity was 0.85 and 0.89, respectively. The ratio of total debt to total equity was 0.90 and 0.95 at September 30, 1998 and December 31, 1997, respectively.

The Company and its subsidiaries maintain credit facilities with a number of lending institutions, amounting to approximately $12.0 billion at September 30, 1998. These include revolving bank credit agreements totaling $10.0 billion, which may be used to support any commercial paper borrowings by the Company and which are available for acquisitions and other corporate purposes. During October 1998, the Company entered into a $2.0 billion revolving credit agreement expiring in October 1999 which replaced an existing facility that expired in October 1998. An agreement for $8.0 billion expires in 2002, enabling the Company to refinance short-term debt on a long-term basis. The Company expects to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. The Company continually evaluates its foreign currency net asset exposure (primarily the Swiss franc, German mark, Netherlands guilder, Swedish krona and Canadian dollar) based on current market conditions and business strategies, and it acts to manage such exposure, when deemed prudent, through various hedging transactions. The Company has entered into currency and related interest rate swap agreements to manage a portion of its exposure to currency movements. The U.S. dollar value of aggregate notional principal amounts for these agreements outstanding was equivalent to $2.6 billion and $1.4 billion, respectively, at September 30, 1998 and December 31, 1997. Of these amounts, $2.0 billion and $736 million related to consumer products debt at September 30, 1998 and December 31, 1997, respectively. In addition, during 1998, the Company entered into a swap agreement that effectively converts $800 million of fixed rate debt to variable rate debt.

The Company enters into forward exchange and option contracts, for purposes other than trading, to reduce the effects of fluctuating foreign currency on foreign currency denominated current assets, liabilities, commitments and short-term intercompany transactions. At September 30, 1998 and December 31, 1997, the Company had entered into contracts, with maturities of less than one year and U.S. dollar equivalents of $4.4 billion (including $2.8 billion in option contracts) and $2.5 billion (including $1.1 billion in option contracts), respectively.

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at September 30, 1998 or results of operations for the three or nine months then ended.

The Company's credit ratings by Moody's at September 30, 1998 and December 31, 1997 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard & Poor's ("S&P") at September 30, 1998 and December 31, 1997 were "A-1" in the commercial paper market and "A" for long-term debt obligations. The debt ratings of the Company remain on S&P's CreditWatch list, as S&P monitors tobacco litigation and legislation developments.

As discussed above under "Tobacco--Business Environment," the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of the Company, PM Inc. and PMI.

Equity and Dividends
--------------------

During the first quarter of 1997, the Board of Directors announced an $8.0 billion share repurchase program. The Company repurchased common stock at an aggregate cost of $51 million under this program prior to its suspension in April 1997.

Dividends paid in the first nine months of 1998 were substantially unchanged from the comparable 1997 period. During the third quarter, the Company's Board of Directors approved a 10% increase in the current quarterly dividend rate to $0.44 per share. As a result, the present annualized dividend rate is $1.76 per share.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents were $5.5 billion at September 30, 1998 and $2.3 billion at December 31, 1997, the increase being largely attributable to the 1997 suspension of the Company's share repurchase program and higher 1998 debt issuances.

New Accounting Standards
------------------------

During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which must be adopted by the Company by January 1, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the timing of adoption or the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

In 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective January 1, 1998, and its application for the three and nine month periods ended September 30, 1998 had no material effect on the Company's financial position or results of operations.

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

Forward-Looking and Cautionary Statements
-----------------------------------------

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, and the effects of price increases related to concluded Tobacco Settlements and, if implemented, federal tobacco legislation and the proposed settlement of the asserted and unasserted health care cost recovery claims of all states as discussed above. Each of the

Company's operating subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials, local economic conditions and the potential impact of the CDC issue or the conversion to the Euro. The performance of each of PMI and KFI is affected by foreign economies and currency movements. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

           10.1 Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action.

           10.2 Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys' fees.

           12 Statement regarding computation of ratios of earnings to fixed charges.

           27         Financial Data Schedule.

           99.1       Certain Pending Litigation Matters and Recent
                      Developments.

           99.2       Trial Schedule.

           99.3 Proposed Master Settlement Agreement relating to state health care cost recovery claims.

     (b) Reports on Form 8-K. The registrant has not filed a Current Report on Form 8-K since the beginning of the quarter for which this report is filed.

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

                          November 16, 1998