Form 10-K
period 1998-12-31
PHILIP MORRIS COMPANIES INC
filed 1999-03-18
CIK 764180

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 1-8940
                            ------------------------

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

                            ------------------------

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 917-663-5000
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                            ------------------------

    The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on February 26, 1999, was approximately $95 billion. At such date, there were 2,425,864,366 shares of the registrant's Common Stock outstanding.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's annual report to stockholders for the year ended December 31, 1998, are incorporated in Part I, Part II and Part IV hereof and made a part hereof. The registrant's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 29, 1999, is incorporated in Part III hereof and made a part hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(A) GENERAL DEVELOPMENT OF BUSINESS

                                    GENERAL

    Philip Morris Companies Inc. is a holding company whose principal wholly-owned subsidiaries, Philip Morris Incorporated, Philip Morris International Inc., Kraft Foods, Inc., and Miller Brewing Company, are engaged in the manufacture and sale of various consumer products. A wholly-owned subsidiary of the Company, Philip Morris Capital Corporation, engages in various financing and investment activities. As used herein, unless the context indicates otherwise, the term "Company" means Philip Morris Companies Inc. and its subsidiaries. The Company is the largest consumer packaged goods company in the world.*

    Philip Morris Incorporated ("PM Inc."), which conducts business under the trade name "Philip Morris U.S.A.," and its subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes. PM Inc. is the largest cigarette company in the United States. Philip Morris International Inc. ("Philip Morris International" or "PMI") is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes) internationally. A subsidiary of Philip Morris International is the leading United States exporter of cigarettes. MARLBORO, the principal cigarette brand of these companies, has been the world's largest-selling cigarette brand since 1972. Certain subsidiaries and affiliates of Philip Morris International manufacture and sell a wide variety of food products in Latin America.

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

    Miller Brewing Company ("Miller") is the second-largest brewing company in the United States.

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

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    In 1998, the Company's significant industry segments were domestic tobacco, international tobacco, North American food, international food, beer and financial services. Operating revenues and operating companies income (together with a reconciliation to operating income) attributable to each such segment for each of the last three years (along with total assets for each of tobacco, food, beer and financial services at December 31, 1998, 1997 and 1996) are set forth in Note 12 to the Company's consolidated financial statements and are incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1998 (the "1998 Annual Report").

    In 1998, operating companies income for domestic tobacco was approximately 13.1% of consolidated operating companies income, down from 25.7% in 1997 and 32.7% in 1996. Both the decrease from 1996 to 1997 and the decrease from 1997 to 1998 were due primarily to charges recorded in 1998 and 1997 in

------------------------

* References to the Company's competitive ranking in its various businesses are based on sales data or, in the case of cigarettes and beer, shipments, unless otherwise indicated.

connection with tobacco litigation settlements discussed below in Item 3. LEGAL PROCEEDINGS. International tobacco contributed 44.4% of consolidated operating companies income in 1998, compared with 35.7% and 31.7%, respectively, in 1997 and 1996. North American food and international food contributed 27.0% and 9.9%, respectively, to consolidated operating companies income in 1998, compared with 22.4% and 10.3%, respectively, in 1997 and 20.5% and 10.1%, respectively, in 1996. Beer and financial services contributed 4.0% and 1.6%, respectively, to consolidated operating companies income in 1998, compared with 3.6% and 2.3%, respectively, in 1997, and 3.4% and 1.6%, respectively, in 1996. The higher contribution attributable to financial services in 1997 reflects a $103 million pre-tax gain on the sale of its real estate operations.

(C) NARRATIVE DESCRIPTION OF BUSINESS

                                TOBACCO PRODUCTS

    PM Inc. manufactures, markets and sells cigarettes in the United States. Subsidiaries and affiliates of Philip Morris International and their licensees manufacture, market and sell tobacco products outside the United States and export tobacco products from the United States.

DOMESTIC TOBACCO PRODUCTS

    PM Inc. is the largest tobacco company in the United States, with total cigarette shipments in the United States of 227.6 billion units in 1998, a decrease of 3.2% from 1997. PM Inc. accounted for 49.4% of the cigarette industry's total shipments in the United States in 1998 (an increase of 0.7 share points from 1997). The industry's cigarette shipments in the United States decreased by 4.6% in 1998. The following table(+) sets forth the industry's cigarette shipments in the United States, PM Inc.'s shipments and its share of United States industry shipments:

YEARS ENDED                                                                                 PM INC.
DECEMBER 31                                                  INDUSTRY*     PM INC.     SHARE OF INDUSTRY
----------------------------------------------------------  -----------  -----------  -------------------
                                                             (IN BILLIONS OF UNITS)           (%)
1998......................................................       460.8        227.6             49.4
1997......................................................       482.9        235.2             48.7
1996......................................................       483.2        230.8             47.8

    PM Inc.'s major premium brands are MARLBORO, VIRGINIA SLIMS, BENSON & HEDGES, MERIT and PARLIAMENT. Its principal discount brands are BASIC and CAMBRIDGE. All of its brands are marketed to take into account differing preferences of adult smokers. MARLBORO is the largest-selling cigarette brand in the United States, with shipments of 162.5 billion units in 1998 (down 0.9% from 1997), equating to 35.3% of the United States market (up from 34.0% in 1997).

    In December 1998, PM Inc. paid $150 million for options to purchase the United States rights to manufacture and market three cigarette trademarks, L&M, Lark and Chesterfield, the international rights to which are already owned by Philip Morris International. The exercise of the options is subject to certain conditions. Including the $150 million paid in December, the total acquisition price for these trademarks will be $300 million. L&M, Lark and Chesterfield accounted for less than 0.2% of domestic cigarette industry volume in 1998. In February 1999, PM Inc. announced that it plans to phase out cigarette production at its Louisville, Kentucky manufacturing plant by December 2000.

    In 1998, the premium and discount segments accounted for approximately 73% and 27%, respectively, of domestic cigarette industry volume, versus 72.3% and 27.7%, respectively, in 1997. PM Inc.'s share of the premium segment was 58.4% in 1998, an increase of 0.8 share points over 1997. Shipments of premium

------------------------

+ Data presented in this table differ in some cases from data discussed above due to rounding differences.

*   Source: Management Science Associates.

cigarettes accounted for 86.4% of PM Inc.'s 1998 volume, up from 85.7% in 1997. In 1998, United States industry shipments within the discount segment declined 6.9% from 1997 levels; PM Inc.'s 1998 shipments within this category declined 8.1%, resulting in a share of 25.0% of the discount segment (down 0.3 share points from 1997).

    PM Inc. cannot predict future change or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments may be materially adversely affected by price increases related to the tobacco litigation settlements and, if enacted, by increased excise taxes or other tobacco legislation discussed below.

INTERNATIONAL TOBACCO PRODUCTS

    Philip Morris International's total cigarette shipments grew 1.0% in 1998, to 716.9 billion units. Philip Morris International estimates that its share of the international cigarette market (excluding the United States) was 13.9% in 1998, up from 13.6% in 1997. Philip Morris International estimates that international cigarette industry shipments (excluding the United States) were approximately 5.2 trillion units in 1998, down slightly from 1997, due to the impact of regional economic crises. Philip Morris International unit shipments (including brands acquired through acquisitions) have grown at a compounded annual growth rate of 9.3% over the last five years, versus compounded annual industry growth of approximately 1.3% over the same period. Philip Morris International's leading international brands--MARLBORO, L&M, PHILIP MORRIS, BOND STREET, CHESTERFIELD, PARLIAMENT, LARK, MERIT and VIRGINIA SLIMS--collectively accounted for approximately 10.8% of the international cigarette market (excluding the United States) in 1998, up from 10.7% in 1997. Unit sales of Philip Morris International's principal brand, MARLBORO, increased 3.8% in 1998, to 330 billion units, representing more than 6% of the international cigarette market (excluding the United States).

    Philip Morris International has a cigarette market share of at least 15%, and in a number of instances substantially more than 15%, in more than 40 markets, including Argentina, Australia, Belgium, the Czech Republic, Finland, France, Germany, Hong Kong, Hungary, Italy, Japan, Mexico, the Netherlands, Poland, Portugal, Saudi Arabia, Singapore, Spain, Switzerland and Turkey.

    In 1998, Philip Morris International took a number of measures to invest in and expand its international manufacturing base. Philip Morris International acquired the assets of its former licensee in Indonesia, produced L&M and BOND STREET at a new manufacturing facility in Romania, and began construction of new manufacturing plants in St. Petersburg, Russia and in Almaty, Kazakhstan.

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

    The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price reductions and other discounts. The tobacco products of the Company's subsidiaries, affiliates and their licensees are advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in many other countries. In addition, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") on pages 21-35 of the Company's 1998 Annual Report, incorporated herein by reference, PM Inc. and other domestic tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

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

TAXES, LEGISLATION, REGULATION AND OTHER MATTERS REGARDING TOBACCO AND SMOKING

    The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc., Philip Morris International and the Company.

    These issues, some of which are more fully discussed below, include legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the purported adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); increased smoking and health litigation; price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; the issuance of final regulations by the United States Food and Drug Administration (the "FDA") that, if upheld by the courts, would regulate cigarettes as "drugs" or "medical devices"; governmental and grand jury investigations; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information, as well as the testing and reporting of the yields of "tar," nicotine and other constituents found in cigarette smoke; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions on tobacco manufacturing, marketing, advertising and sales (including two European Union directives that, if implemented, will (i) ban virtually all forms of tobacco advertising and sponsorship in the European Union other than at the retail point of sale, and (ii) abolish duty-free tobacco sales among member states of the European Union); proposed legislation to eliminate the U.S. tax deductibility of tobacco advertising and promotional costs; proposed legislation in the United States to require the establishment of ignition propensity performance standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from anti-smoking groups and unfavorable press reports; and other tobacco legislation that may be considered by the Congress, the states and other countries.

    EXCISE TAXES--Cigarettes are subject to substantial federal and state excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $0.24 per pack of 20 cigarettes and is scheduled to increase to $0.34 per pack in the year 2000 and then to $0.39 per pack in 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.50 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and the Clinton Administration's fiscal year 2000 budget proposal includes an additional increase of $0.55 per pack in the federal excise tax. Increases in other cigarette-related taxes have been proposed at the state and local level and in many jurisdictions outside the United States.

    In the opinion of PM Inc. and Philip Morris International, increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and Philip Morris International, and might cause sales to shift from the premium segment to the discount segment.

    FEDERAL TRADE COMMISSION ("FTC")--In September 1997, the FTC issued a request for public comments on its proposed revision of its "tar" and nicotine test methodology and reporting procedures established by a 1970 voluntary agreement among domestic cigarette manufacturers. In February 1998, PM Inc. and three other domestic cigarette manufacturers filed comments on the proposed revisions. In November 1998, the FTC wrote to the Department of Health and Human Services requesting its assistance in developing specific recommendations on the future of the FTC's program for testing the "tar," nicotine and carbon monoxide content of cigarettes.

    FDA REGULATIONS--The FDA has promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the regulations, and could materially adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc. and the Company. In August 1998, the Fourth Circuit Court of Appeals ruled that the FDA does not have the authority to regulate tobacco products, and declared the FDA's regulations invalid and, in November 1998, that court denied the FDA's petition for rehearing. The FDA is now petitioning the U.S. Supreme Court to review the judgment of the Fourth Circuit Court of Appeals in this case. The ultimate outcome of this litigation cannot be predicted.

    INGREDIENT DISCLOSURE LAWS--The Commonwealth of Massachusetts has enacted legislation to require cigarette manufacturers to report yearly the flavorings and other ingredients used in each brand style of cigarettes sold in the Commonwealth, and on a qualified, by-brand basis to provide "nicotine-yield ratings" for their products based on standards to be established by the Commonwealth. Enforcement of the ingredient disclosure provisions of the statute could result in the public disclosure of valuable proprietary information. In December 1997, a federal district court in Boston granted the tobacco company plaintiffs a preliminary injunction and enjoined the Commonwealth from enforcing the ingredient disclosure provisions of the legislation. In November 1998, the First Circuit Court of Appeals affirmed this ruling. In addition, both parties' cross-motions for summary judgment are pending before the district court. The ultimate outcome of this lawsuit cannot be predicted. Similar legislation has been enacted or proposed in other states. Some jurisdictions outside the United States have also enacted or proposed some form of ingredient disclosure legislation or regulation.

    HEALTH EFFECTS OF SMOKING AND EXPOSURE TO ETS--Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the "addictive" nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, and the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the "addictive" nature of cigarette smoking in adolescence.

    Studies with respect to the alleged health risks of ETS to nonsmokers (including lung cancer, respiratory and coronary illnesses, and other conditions) have also received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. In 1993, the U.S. Environmental Protection Agency (the "EPA") issued a report relating to certain alleged health effects of ETS. The report included a risk assessment relating to the alleged association between ETS and lung cancer in nonsmokers, and a determination by the EPA to classify ETS as a "Group A" carcinogen. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with certain relevant statutory requirements. The federal government has appealed the court's ruling. The ultimate outcome of this litigation cannot be predicted.

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

    OTHER LEGISLATIVE INITIATIVES--In recent years, various members of Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, allow state and local governments to restrict the sale and distribution of cigarettes, and further restrict certain advertising of cigarettes and eliminate or reduce the tax deductibility of tobacco advertising.

    It is not possible to determine the outcome of the FDA regulatory initiative or the related litigation discussed above, or to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of PM Inc., Philip Morris International and the Company could be materially adversely affected.

    GOVERNMENTAL AND GRAND JURY INVESTIGATIONS--PM Inc. has received requests for information (including grand jury subpoenas) in connection with governmental investigations of the tobacco industry, and is cooperating with respect to such requests. Present and former employees of PM Inc. have testified or have been asked to testify in connection with certain of these matters. The investigations include four grand jury investigations being conducted by: the United States Attorney for the Eastern District of New York relating to The Council for Tobacco Research-U.S.A., Inc., a research organization of which PM Inc. was a sponsor; the United States Department of Justice in Washington, D.C., relating to issues raised in testimony provided by tobacco industry executives before Congress and other related matters; the United States Department of Justice Antitrust Division in the Eastern District of Pennsylvania relating to tobacco leaf purchases; and the United States Attorney for the Northern District of New York relating to alleged contraband transactions primarily in Canadian-brand tobacco products. Philip Morris International and its subsidiary, Philip Morris Duty Free Inc., have also received subpoenas in the last referenced investigation. While the outcomes of these investigations cannot be predicted, PM Inc., Philip Morris International and Philip Morris Duty Free Inc. believe they have acted lawfully.

    TOBACCO-RELATED LITIGATION AND SETTLEMENTS--See Item 3. LEGAL PROCEEDINGS. below for a discussion of the tobacco-related litigation pending against PM Inc., Philip Morris International and, in some cases, the Company and its other subsidiaries and related entities. As noted in the MD&A on pages 21-35 of the Company's 1998 Annual Report, PM Inc. and other major domestic tobacco product manufacturers have entered into agreements with states and various U.S. jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlement agreements, among other things, provide for substantial annual payments, restrict advertising and marketing of tobacco products, require public disclosure of certain industry documents, impose requirements applicable to lobbying activities, and limit the industry's ability to challenge certain tobacco control and underage use laws.

                                 FOOD PRODUCTS

    Kraft and Kraft Foods International have taken a number of actions to improve their business portfolios and operating efficiencies. During 1998, Kraft Foods International sold four international food businesses. During 1997, Philip Morris International sold its Brazilian ice cream businesses, Kraft sold North American maple-flavored syrup businesses and Kraft Foods International sold a Scandinavian sugar confectionery business. During 1996, Kraft sold its bagel business, and Kraft Foods International sold margarine businesses in the U.K. and Italy. The sales of these and other smaller businesses have not had a material effect on the Company's results of operations. In the fourth quarter of 1997, the international food businesses recorded pre-tax realignment charges of $630 million, related primarily to the downsizing or closure of manufacturing and other facilities, as well as the discontinuance of certain low-margin product lines. Included in the charges were provisions for incremental postemployment benefits, primarily related to severance. During 1998, certain actions contemplated by the charges were undertaken, including the divestiture or closure of four businesses, the commencement of two manufacturing facilities closures and consolidation of certain sales force and headquarters functions, and began to make periodic postemployment payments to severed employees, the duration of such payments being dictated by the severed employees' salary grades, years of service and the customs of the respective countries in which actions were taken. Kraft Foods International anticipates that the majority of the remaining postemployment payments will be made by the end of the year 2000.

NORTH AMERICA

    Kraft is the largest retail packaged food company in North America. Kraft's principal products include cheese and cheese products, processed meat and poultry products, coffee, ready-to-eat cereals, salad and other dressings, powdered and ready-to-drink beverages, frozen pizza, packaged and ready-to-eat desserts and snacks, packaged pasta dinners, lunch combinations, barbecue sauces, frozen toppings, confections and other cultured dairy and grocery products. Its principal brands include KRAFT, VELVEETA, CRACKER BARREL and POLLY-O cheese and cheese products; PHILADELPHIA cream cheese; CHEEZ WHIZ cheese sauce; OSCAR MAYER luncheon meats, hot dogs, bacon, ham and other meat products; LOUIS RICH luncheon meats, poultry franks, turkey bacon and other poultry products; LUNCHABLES lunch combinations; CLAUSSEN pickles; MAXWELL HOUSE, YUBAN, GEVALIA and NABOB coffees; GENERAL FOODS INTERNATIONAL COFFEES flavored coffees; POST ready-to-eat cereals; MIRACLE WHIP salad dressing; KRAFT spoonable and pourable salad dressings; KOOL-AID, TANG, CAPRI SUN, CRYSTAL LIGHT and COUNTRY TIME powdered and ready-to-drink beverages; TOMBSTONE and JACK'S frozen pizzas and DI GIORNO pastas, sauces, cheeses and frozen pizzas; JELL-O desserts; HANDI-SNACKS snack combinations and desserts; ALTOIDS confections; KRAFT Macaroni & Cheese dinners; KRAFT and BULL'S-EYE barbecue sauces; COOL WHIP whipped toppings; STOVE TOP stuffing mix; MINUTE rice; SHAKE 'N BAKE coatings; LIGHT N' LIVELY, BREYERS, KNUDSEN and BREAKSTONE'S cultured dairy products; and TACO BELL grocery products (acquired in 1996). During 1998, Kraft entered into a licensing agreement to manufacture, market and sell CALIFORNIA PIZZA KITCHEN frozen pizzas and a licensing agreement to market, sell and distribute STARBUCKS coffees to grocery customers.

INTERNATIONAL

    Subsidiaries and affiliates of Kraft Foods International manufacture and market a wide variety of coffee, confectionery, cheese, grocery and processed meat products in Europe, with distribution to the Middle East and Africa. In the Asia/Pacific region, select grocery products are produced locally, and other Company branded products are sourced from Europe and the United States. In Latin America, subsidiaries and affiliates of Philip Morris International manufacture and market a wide variety of food products, including confectionery products, various powdered soft drinks, and other grocery products sold by Kraft. In 1998, approximately 83% of operating revenues for the international food businesses were derived from sales made in Europe. International brands include JACOBS, GEVALIA, CARTE NOIRE, JACQUES VABRE, KAFFEE HAG, GRAND' MERE, KENCO, SAIMAZA and SPLENDID coffees; MILKA, SUCHARD, COTE D'OR, MARABOU, TOBLERONE, FREIA, TERRY'S, DAIM and CALLARD & BOWSER confectionery products; HOLLYWOOD chewing gum; DAIRYLEA, EL CASERIO and INVERNIZZI cheeses; MIRACOLI pasta dinners and sauces; VEGEMITE spread; ESTRELLA and MAARUD snacks; and SIMMENTHAL meats, as well as a variety of products sold by Kraft in the United States, including PHILADELPHIA cream cheese. In 1996, Philip Morris International acquired nearly all of the remaining voting shares of Industrias de Chocolate Lacta S.A., a Brazilian confectionery company.

DISTRIBUTION, COMPETITION AND RAW MATERIALS

    Kraft's products in North America are generally sold to supermarket chains, wholesalers, club stores, mass merchandisers, distributors, convenience stores, individual stores and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Selling efforts are supported by national and regional advertising on television and radio and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. Subsidiaries and affiliates of Kraft Foods International and Philip Morris International sell their food products primarily in the same manner and also engage the services of independent sales offices and agents. Advertising is tailored by product and country to reach targeted audiences.

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

    Kraft purchases all of its milk requirements and a substantial portion of its cheese requirements from independent sources, principally from cooperatives and individual producers. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as market supply and demand. During 1998, the cost of certain United States dairy commodities reached record high levels. These costs began to moderate early in 1999.

    The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. Coffee bean prices declined during the last three quarters of 1998 after reaching a 20-year high in May 1997.

    A significant cost item in confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling relative to certain other currencies.

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

    Almost all of the activities of the Company's food operations outside of the United States are subject to local and national regulations similar to those applicable to Kraft's United States businesses and, in some cases, international regulatory provisions (such as those of the European Union) relating to labeling, packaging, food content, pricing, marketing and advertising, and related areas.

                                      BEER

PRODUCTS

    Miller's brands include MILLER LITE, MILLER LITE ICE, MILLER GENUINE DRAFT, MILLER GENUINE DRAFT LIGHT, MILLER BEER and ICEHOUSE in the premium segment; the MILLER HIGH LIFE family, including MILLER HIGH LIFE, MILLER HIGH LIFE LIGHT and MILLER HIGH LIFE ICE, and RED DOG in the near-premium segment; LOWENBRAU, in the above-premium segment, which is brewed and sold in the United States pursuant to a license agreement that is scheduled to expire on September 30, 1999; MEISTER BRAU, MILWAUKEE'S BEST and MAGNUM MALT LIQUOR in the below-premium segment; and SHARP'S non-alcohol brew. Miller's brands in the specialty segment are LEINENKUGEL, CELIS and SHIPYARD. Miller also owns a majority interest in Molson USA, LLC, one of the largest beer importers in the United States, whose brands include MOLSON and FOSTER'S. Other brands in the import segment include PRESIDENTE and SHANGHAI (available February 1999).

    Miller's total shipment volume (which excludes international shipments of Miller products by other brewers under license and contract brewing arrangements) of 42.7 million barrels for 1998 decreased 2.3% from 1997. Export shipments decreased 18.6%, with a planned, corresponding increase in licensee volume. Domestic shipments of 41.7 million barrels decreased 1.8% from 1997. Miller's estimated market share of the U.S. malt beverage industry (based on shipments) was 21% in 1998, down from 21.7% in 1997. Wholesalers' sales of Miller's products to retailers in 1998 decreased 1.3% from 1997. Domestic shipments of premium-priced brands in 1998 increased slightly to 81.6% of total domestic shipments.

    The following table sets forth, based on shipments (including imports and exports), the U.S. industry's sales of beer and brewed non-alcohol beverages, as estimated by Miller; Miller's unit sales; and Miller's estimated share of industry sales:

YEARS ENDED                                                                             MILLER'S
DECEMBER 31                                                  INDUSTRY    MILLER     SHARE OF INDUSTRY
-----------------------------------------------------------  ---------  ---------  -------------------
                                                               (IN THOUSANDS OF
                                                                   BARRELS)                (%)
1998.......................................................    203,646     42,674            21.0
1997.......................................................    201,246     43,675            21.7
1996.......................................................    200,627     43,799            21.8

    During 1997, Miller sold its 20% interest in Molson Breweries of Canada, and a minority ownership interest in Molson USA, LLC. During 1996, Miller initiated a number of actions intended to restore growth, streamline its organization and reduce costs, including a workforce reduction.

    In February 1999, Miller announced an agreement to acquire four trademarks from the Pabst Brewing Company and the Stroh Brewery Company, subject to regulatory review. Miller also agreed to increase its contract manufacturing of Pabst products, including brands that Pabst has agreed to acquire from Stroh in a separate agreement. Miller estimates that the acquisition and increased contract manufacturing could result in incremental 1999 operating companies income, depending upon the timing of regulatory review and the subsequent beginning of production.

DISTRIBUTION, COMPETITION AND RAW MATERIALS

    Beer is distributed primarily through independent wholesalers. During 1998, the agreement by which Miller and its independent wholesalers conduct business was changed to better define wholesalers' responsibilities and to promote increased focus on Miller's brands.

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

REGULATION

    The malt beverage industry is highly regulated at both the state and federal levels. The Alcoholic Beverage Labeling Act of 1988 requires all alcoholic beverages manufactured for sale in the United States to include the following statement on containers: "GOVERNMENT WARNING: (1) According to the Surgeon General, women should not drink alcoholic beverages during pregnancy because of the risk of birth defects. (2) Consumption of alcoholic beverages impairs your ability to drive a car or operate machinery, and may cause health problems." The statute empowers the Bureau of Alcohol, Tobacco and Firearms to regulate the size and format of the warning.

    The federal excise tax is 32 cents per package of six 12-ounce containers. Excise taxes, sales taxes and other taxes affecting beer are also levied by various states, counties and municipalities. In the opinion of Miller, increases in excise taxes have had, and could continue to have, an adverse effect on shipments.

    Advertising of alcoholic beverages, including beer, has come under increased scrutiny by governmental agencies and others. Pursuant to a Congressional request in 1998, the FTC ordered Miller, along with seven other alcohol beverage manufacturers, to file a Special Report regarding the industry's self-regulating efforts related to alcohol advertising and underage consumption. Miller expects the FTC to report its findings to Congress during the first quarter of 1999.

    In 1997, key changes were made to the Beer Institute's Advertising and Marketing Code, including the following: a revised introduction clarifying that the Code applies to advertising and marketing in cyberspace, including the Internet; an undertaking that the Beer Institute will make a list of brewer web sites available to all major Internet service providers so that the sites can be included in parental control software; and an obligation for brewers to include additional notices on their web sites reminding users of the legal purchase age. Consistent with the brewers' commitment to marketing their products only to persons of legal purchase age, the revised Code requires that television survey data purchased by brewers reflect the proportion of viewers in the sample survey who are over legal purchase age. The revised code also obligates brewers to review their advertising placements at least every six months to ensure that the majority of viewers of brewer-sponsored television programs are above the legal purchase age.

                               FINANCIAL SERVICES

    Philip Morris Capital Corporation ("PMCC") invests in leveraged and direct finance leases, other tax-oriented financing transactions and third-party financial instruments. During 1997, PMCC sold its wholly-owned subsidiary, Mission Viejo Company, which was engaged in land planning, development and sales activities in Southern California and in the Denver, Colorado area. Total assets of PMCC were $6.5 billion at December 31, 1998, up from $5.9 billion at December 31, 1997, reflecting an increase in net finance assets.

                                 OTHER MATTERS

CUSTOMERS

    None of the Company's business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the Company's results of operations.

EMPLOYEES

    At December 31, 1998, the Company employed approximately 144,000 people worldwide.

    In February 1998, the Company announced voluntary early retirement and separation programs for salaried and hourly employees, primarily at PM Inc.'s manufacturing facilities in Richmond, Virginia and Louisville, Kentucky. Approximately 2,100 employees were affected by the programs, which were completed during 1998 at a cost of $337 million, of which $319 million was charged against domestic tobacco operating results and $18 million, reflecting actions concerning corporate headquarters' employees, was charged to general corporate expense. During January 1999, Kraft announced that it will take a pre-tax charge of approximately $150 million during 1999, primarily for voluntary retirement and separation programs for employees in the United States. As previously discussed, in February 1999, PM Inc. announced that it plans to phase out cigarette production at its Louisville, Kentucky manufacturing plant by December 2000. PM Inc. estimates that this will result in a pre-tax charge of approximately $200 million, principally for severance, in the first half of 1999, and will affect approximately 1,400 employees.

TRADEMARKS

    Trademarks are of material importance to all three of the Company's consumer products businesses and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

ENVIRONMENTAL REGULATION

    The Company and its subsidiaries are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery

Act and the Comprehensive Environmental Response, Compensation and Liability Act, which imposes joint and several liability on each responsible party (commonly known as "Superfund"). In 1998, subsidiaries (or former subsidiaries) of the Company were involved in approximately 160 matters subjecting them to potential remediation costs under Superfund or otherwise. The Company and its subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on the Company's results of operations, capital expenditures, financial position, earnings and competitive position.

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

    The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, and the effects of price increases related to concluded tobacco litigation settlements. Each of the Company's operating subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials, local economic conditions and the potential impact of the century date change (or "Year 2000") issue. In addition, Philip Morris International, Kraft Foods International and Kraft are subject to the effects of foreign economies, currency movements and the conversion to the Euro. Developments in any of these areas, which are more fully described elsewhere in Part I hereof and in the MD&A on pages 21-35 of the Company's 1998 Annual Report, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    The amounts of operating revenues and long-lived assets attributable to each of the Company's geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 12 to the Company's consolidated financial statements, incorporated herein by reference to the Company's 1998 Annual Report.

    Subsidiaries of the Company export tobacco and tobacco-related products, coffee products, grocery products, cheese, processed meats and beer. In 1998, the value of all exports from the United States by these subsidiaries amounted to approximately $6 billion.

ITEM 2. DESCRIPTION OF PROPERTY.

TOBACCO PRODUCTS

    PM Inc. owns seven tobacco manufacturing and processing facilities--four in the Richmond, Virginia area, two in Louisville, Kentucky and one in Cabarrus County, North Carolina. As noted above, cigarette production at one of PM Inc.'s Louisville, Kentucky plants is scheduled to be phased out. Subsidiaries and affiliates of Philip Morris International own, lease or have an interest in 55 cigarette or component manufacturing facilities in 30 countries outside the United States, including cigarette manufacturing facilities in Bergen Op Zoom, the Netherlands and in Berlin, Germany.

FOOD PRODUCTS

    The Company's subsidiaries have 54 manufacturing and processing facilities and 261 distribution centers and depots throughout the United States, as well as 92 foreign manufacturing and processing facilities in 34 countries, and various distribution and other facilities outside the United States. All significant plants and properties used for production of food products are owned, although the majority of the domestic distribution centers and depots are leased.

BEER

    Miller owns and operates eight breweries, located in Milwaukee, Wisconsin
(two); Fort Worth, Texas; Eden, North Carolina; Albany, Georgia; Irwindale, California; Trenton, Ohio; and Chippewa Falls, Wisconsin. Miller owns a majority interest in the Celis Brewery in Austin, Texas and the Shipyard Brewery in Portland, Maine. Miller also owns a hops-processing facility in Wisconsin and owns or leases warehouses in several locations. As part of the Pabst/Stroh transaction described above, Miller agreed to purchase a brewery in Tumwater, Washington.

GENERAL

    The plants and properties owned and operated by the Company's subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

    During 1997, the Company's international food businesses recorded a pre-tax charge of $342 million, related primarily to the downsizing or closure of manufacturing and other facilities, as well as the discontinuance of certain low-margin product lines. Facility write-downs included in the charge totaled $209 million.

ITEM 3. LEGAL PROCEEDINGS.

    Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against the Company, its subsidiaries and affiliates, including PM Inc. and Philip Morris International, and their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

                     OVERVIEW OF TOBACCO-RELATED LITIGATION

TYPES AND NUMBER OF CASES

    Pending claims related to tobacco products generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, and (iii) health care cost recovery cases brought by governmental and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking. Governmental plaintiffs have included local, state and certain foreign governmental entities. Non-governmental plaintiffs in these cases include union health and welfare trust funds ("unions"), Blue Cross/Blue Shield groups, health maintenance organizations ("HMOs"), hospitals, native American tribes, taxpayers and others. Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars. Plaintiffs' theories of recovery and the defenses raised in those cases are discussed below.

    In recent years, there has been a substantial increase in the number of tobacco-related cases being filed.

    As of March 1, 1999, there were approximately 500 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company, compared with approximately 375 such cases on December 31, 1997, and approximately 185 such cases on December 31, 1996. Many of these cases are pending in Florida, West Virginia and New York. Eighteen of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS.

    In addition, as of March 1, 1999, there were approximately 65 smoking and health putative class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 50 such cases on December 31, 1997, and approximately 20 such cases on December 31, 1996. Most of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

    During 1997 and 1998, PM Inc. and certain other United States tobacco product manufacturers entered into agreements settling the asserted and unasserted health care cost recovery and other claims of all 50 states and several commonwealths and territories of the United States. The settlements are in the process of being approved by the courts, and some of the settlements are being challenged by various third parties. As of March 1, 1999, there were approximately 95 health care cost recovery actions pending in the United States (excluding the cases covered by the settlements), compared with approximately 105 health care cost recovery cases pending on December 31, 1997, and 25 such cases on December 31, 1996.

    There are also a number of tobacco-related actions pending outside the United States against Philip Morris International and its affiliates and subsidiaries, including approximately 31 smoking and health cases initiated by one or more individuals (Argentina (21), Brazil (1), Canada (1), Ireland (1), Italy (1), Japan (1), the Philippines (1), Scotland (1), Spain (1) and Turkey
(2)), and six smoking and health putative class actions (Brazil (2), Canada (3) and Nigeria (1)). In addition, health care cost recovery actions have been brought in Israel, the Marshall Islands and British Columbia, Canada, and, in the United States, by Bolivia, Guatemala, Panama, Nicaragua, Thailand and Venezuela.

VERDICTS IN INDIVIDUAL CASES

    There have been a number of jury verdicts in individual smoking and health cases over the past three years. In February 1999, a California jury awarded $1.5 million in compensatory damages and $50.0 million in punitive damages against PM Inc. PM Inc. is appealing the verdict and the damage award. Prior to that, juries had returned verdicts for defendants in three individual smoking and health cases and in one individual ETS smoking and health case. In January 1999, a Florida court set aside a $1.0 million jury award in a smoking and health case against another United States cigarette manufacturer and ordered a new trial in the case. In June 1998, a Florida appeals court reversed a $750,000 jury verdict awarded in August 1996 against another United States cigarette manufacturer. Plaintiff is seeking an appeal of this ruling to the Florida Supreme Court. In Brazil, a court in 1997 awarded plaintiffs in a smoking and health case the Brazilian currency equivalent of $81,000, attorneys' fees and a monthly annuity for 35 years equal to two-thirds of the deceased smoker's last monthly salary. Neither the Company nor its affiliates were parties to that action.

PENDING AND UPCOMING TRIALS

    As of March 1, 1999, trials against PM Inc. and, in one case, the Company were underway in the ENGLE smoking and health class action in Florida (discussed below), in a union health care cost recovery action in Ohio (discussed below) and in individual smoking and health cases in Oregon and Tennessee.

    Additional cases are scheduled for trial during 1999, including one union health care cost recovery action in Washington (September), one smoking and health class action in Illinois (August), a "Proposition 65" case (discussed below) in California (June), and an "asbestos contribution" case (discussed below) in New York (November). Also, six individual smoking and health cases against PM Inc. and, in one case, the Company, are currently scheduled for trial during 1999. Trial dates, however, are subject to change.

LITIGATION SETTLEMENTS

    In November 1998, PM Inc. and certain other United States tobacco product manufacturers entered into a Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM Inc. and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the "State Settlement Agreements") and an ETS smoking and health class action brought on behalf of airline flight attendants. The State Settlement Agreements and certain ancillary agreements are filed as exhibits to various of the Company's reports filed with the Securities and Exchange Commission, and such agreements and the ETS settlement are discussed in detail therein.

    PM Inc. recorded pre-tax charges of $3.1 billion and $1.5 billion during 1998 and 1997, respectively, to accrue for its share of all fixed and determinable portions of its obligations under the tobacco settlements, as well as $300 million during 1998 for its unconditional obligation under an agreement in principle to contribute to a tobacco growers trust fund, discussed below. As of December 31, 1998, PM Inc. had accrued costs of its obligations under the settlements and to tobacco growers aggregating $1.4 billion, payable principally before the end of the year 2000. The settlement agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement in principle with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 1999, $4.2 billion (of which $2.7 billion related to the MSA and has already been paid by the industry); 2000, $9.2 billion; 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion; and thereafter, $9.4 billion. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as additional amounts as follows: 1999, $450 million; 2000, $416 million; and 2001 through 2002, $250 million. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of the future adjusted payments and legal fees, which is not currently estimable, will be based on its share of domestic cigarette shipments in the year preceding that in which the payment is made.

    The State Settlement Agreements also include provisions, more fully discussed in the MD&A, relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, lobbying activities and other provisions.

    As set forth in Exhibit 99.2, the MSA has been initially approved by trial courts in all settling jurisdictions. If a jurisdiction does not obtain "final judicial approval" (as defined in Exhibit 99.2) of the MSA by December 31, 2001, the agreement will be terminated with respect to such jurisdiction.

    As part of the MSA, the settling defendants committed to work cooperatively with the tobacco growers to address concerns about the potential adverse economic impact of the MSA on that community. To that end, in January 1999, the four major domestic tobacco product manufacturers, including PM Inc., agreed in principle to participate in the establishment of a $5.15 billion trust fund to be administered by the tobacco-growing states. It is currently contemplated that the trust will be funded by industry participants over 12 years, beginning in 1999. PM Inc. has agreed to pay $300 million into the trust in 1999, which amount has been charged to 1998 operating companies income. Subsequent annual industry payments are to be adjusted for several factors, including inflation and United States cigarette consumption, and are to be allocated based on each manufacturer's market share.

    The Company believes that the State Settlement Agreements may materially adversely affect the business, volume, results of operations, cash flows or financial position of PM Inc. and the Company in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements. As of March 1, 1999, manufacturers representing almost all domestic shipments in 1998 had agreed to become subject to the terms of the MSA.

    Certain litigation has arisen out of the MSA. In December 1998, a putative class action was filed against PM Inc. and certain other domestic tobacco manufacturers on behalf of a class consisting of citizens of the United States who consume tobacco products manufactured by defendants. One count of the complaint alleges that defendants conspired to raise the prices of their tobacco products in order to pay the costs of the MSA in violation of the federal antitrust laws. The other two counts allege that the actions of defendants amount to an unconstitutional deprivation of property without due process of law and an unlawful burdening of interstate trade. The complaint seeks unspecified damages (to be trebled under the antitrust count), injunctive and declaratory relief, costs and attorneys' fees.

    In February 1999, a putative class action was filed on behalf of tobacco consumers in the United States against the States of California and Utah, other public entity defendants, certain domestic tobacco manufacturers, including PM Inc., and others, challenging the MSA. Plaintiffs are seeking, among other things, an order (i) prohibiting the states from collecting any monies under the MSA; (ii) restraining the domestic tobacco manufacturers from further collection of price increases related to the MSA and compelling them to reimburse to plaintiffs all monies paid by plaintiffs in the form of price increases related to the MSA; and (iii) declaring the MSA "unfair, discriminatory, unconstitutional and unenforceable."

    Also in February 1999, a putative class action was filed on behalf of Wisconsin Medicaid recipients against the State of Wisconsin and certain domestic tobacco manufacturers, including PM Inc., challenging the State of Wisconsin's authority to enter into the MSA and asking, among other things, that "any funds to be paid the state by the tobacco defendants pursuant to the master settlement agreement which exceed the amount of assistance granted to plaintiff and to similarly situated Medicaid recipients during the applicable statute of limitations period by the state prior to execution of the master settlement agreement must be paid to plaintiff and similarly situated Medicaid recipients and their estates."

    A description of the smoking and health litigation, health care cost recovery litigation and certain other proceedings pending against the Company and/or its subsidiaries and affiliates follows.

                         SMOKING AND HEALTH LITIGATION

    Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal Racketeer Influenced and Corrupt Organization Act ("RICO") and state RICO statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.

    In May 1996, the Fifth Circuit Court of Appeals held that a putative class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions (CASTANO, ET AL. V. THE AMERICAN TOBACCO COMPANY, ET AL.). Since this class decertification, lawyers for plaintiffs have filed numerous smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states and raise "addiction" claims similar to those raised in the CASTANO case and, in many cases, claims of physical injury as well. As of March 1, 1999, smoking and health class actions were pending in Alabama, Arkansas, California, the District of Columbia, Florida, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wisconsin, as well as in Canada, Brazil and Nigeria. Class certification has been denied or reversed by courts in 13 smoking and health class actions involving PM Inc. in Louisiana, the District of Columbia, New York (2), Pennsylvania, Puerto Rico, New Jersey (5), Wisconsin and Kansas, while classes remain certified in three cases in Florida, Louisiana and Maryland. A number of these class certification decisions are on appeal. Class certification motions are pending in a number of the other putative smoking and health class actions. As mentioned above, one ETS smoking and health class action was settled in 1997.

ENGLE TRIAL

    Trial in this Florida class action case began in July 1998. The presentation of the defense case began on March 1, 1999. Plaintiffs seek compensatory and punitive damages ranging into the billions of dollars, as well as equitable relief including, but not limited to, a medical fund for future health care costs, attorneys' fees and court costs. The class consists of all Florida residents and citizens, and their survivors, who claim to have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine.

    The current trial plan calls for the case to be tried in three "Phases." The court has stated, however, that the trial plan may be modified further. Phase One, which is currently underway, involves evidence concerning certain "common" class issues relating to the plaintiff class's causes of action. Entitlement to punitive damages will be decided at the end of Phase One, but no amount will be set at that time.

    If plaintiffs prevail in Phase One, the first two stages of Phase Two will involve individual determination of specific causation and other individual issues regarding entitlement to compensatory damages for the class representatives. Stage three of Phase Two will involve an assessment of the amount of punitive damages, if any, that individual class representatives will be awarded. Stage four of Phase Two will involve the setting of a percentage or ratio of punitive damages for absent class members, assuming entitlement was found at the end of Phase One.

    Phase Three of the trial will be held before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

                      HEALTH CARE COST RECOVERY LITIGATION

    In certain of the pending proceedings, domestic and foreign governmental entities and non-governmental plaintiffs, including unions, Blue Cross/Blue Shield groups, HMOs, hospitals, native American tribes, taxpayers and others are seeking reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, for future expenditures and damages as well. Certain of these cases purport to be brought on behalf of a class of plaintiffs and, in some cases, the class has been certified by the court. In one health care cost recovery case, private citizens seek recovery of alleged tobacco-related health care expenditures incurred by the federal Medicare program. In others, Blue Cross subscribers seek reimbursement of allegedly increased medical insurance premiums caused by tobacco products. In the native American cases, claims are also asserted for alleged lost productivity of tribal government employees. Other relief sought by some but not all plaintiffs includes punitive damages, treble/multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields, and payment of attorney and expert witness fees.

    The claims asserted in these health care cost recovery actions include the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking, the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under federal and state statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under federal and state RICO statutes.

    Defenses raised include failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), lack of antitrust injury, federal preemption, lack of proximate cause, remoteness of injury, lack of statutory authority to bring suit and statute of limitations. In addition, defendants argue that they should be entitled to "set-off" any alleged damages to the extent the plaintiff benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring any actions as subrogees of individual health care recipients and should be subject to all defenses available against the injured party.

    Excluding the cases covered by the State Settlement Agreements described above, as of March 1, 1999, there were approximately 95 health care cost recovery cases pending against PM Inc. and, in some cases, the Company, of which approximately 75 were filed by unions. Health care cost recovery actions have also been brought in Israel, the Marshall Islands and British Columbia, Canada, and, in the United States, by Bolivia, Guatemala, Panama, Nicaragua, Thailand and Venezuela. Other foreign entities, including a local agency of the French social security health insurance system, and others have stated that they are considering filing health care cost recovery actions. In January 1999, President Clinton announced that the United States Department of Justice is preparing a litigation plan to take tobacco companies to court and to use recovered funds to strengthen Medicare.

    Courts have ruled on preliminary motions to dismiss various claims in approximately 50 health care cost recovery actions. Although many of the rulings in cases not settled by the State Settlement Agreements have been favorable to the industry, a number have been adverse, including rulings in the union cases scheduled for trial in 1999. In late January and in February of 1999, the Third and Second Circuit Courts of Appeal heard oral argument on appeals from lower court rulings on motions to dismiss various claims in health care cost recovery actions filed by unions. The Company cannot predict the ultimate outcome of such appeals.

OHIO IRON WORKERS

    Trial in this union health care cost recovery action began in February 1999, and on March 16 the case went to the jury for a verdict on "Phase I" of the trial (see discussion of trial Phases below). This case is being brought on behalf of a class consisting of approximately 114 employer-employee trust funds in Ohio. Plaintiffs seek compensatory damages in excess of $600 million, statutory treble damages under RICO, and declaratory and injunctive relief (including disgorgement of profits) as well as equitable relief, attorneys' fees and court costs. Most of plaintiffs' original causes of action have either been dismissed or voluntarily withdrawn. At present, plaintiffs have two remaining claims, one under the Ohio RICO law and the other under general conspiracy law.

    The current trial plan calls for the case to be tried in three Phases. Phase I will determine liability for the named plaintiffs and all other class members. Phase II will determine damages for the six class representatives. Phase III will set damages for all absent class members.

                    CERTAIN OTHER TOBACCO-RELATED LITIGATION

    ASBESTOS CONTRIBUTION CASES--Since September 1997, a number of suits have been filed by former asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. and others. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The trial of an asbestos contribution case in the Southern District of New York is scheduled to begin in November 1999.

    MARLBORO LIGHT/ULTRA LIGHT CASES--Since June 1998, six class actions have been filed against PM Inc. and the Company, in Florida, New Jersey, Pennsylvania, Massachusetts and Tennessee (2), on behalf of individuals who purchased and consumed MARLBORO LIGHTS and, in one case, MARLBORO ULTRA LIGHTS, as well. These cases allege, in connection with the use of the term "Lights" and/or "Ultra Lights," among other things, deceptive and unfair trade practices, unjust enrichment, and seek injunctive and equitable relief.

    RETAIL LEADERS CASE--In March 1999, R.J. Reynolds Tobacco Company filed suit against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleges that this retail incentive program is exclusionary and creates unreasonable restraint of trade and unlawful monopolization. In addition to an injunction, plaintiff seeks unspecified treble damages, attorneys' fees, costs, and interest.

    PROPOSITION 65 CASES--Since July 1998, two suits have been filed in California courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated a California statute known as "Proposition 65" by not informing the public of the alleged risks of ETS to non-smokers. Plaintiffs also allege violations of California's Business and Professions Code regarding unfair and fraudulent business practices. Plaintiffs seek statutory penalties, injunctions barring the sale of cigarettes, restitution, disgorgement of profits and other relief. The courts have denied defendants' motions to dismiss in both of these cases. One of these cases is scheduled to begin trial in June 1999.

                            ------------------------

    One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of unpaid taxes assessed to date is alleged to be the Italian lira equivalent of $2.6 billion. In addition, the Italian lira equivalent of $3.5 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 105 of the assessments. The decisions to overturn 66 assessments have been appealed by the tax authorities. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted charges of tax evasion to remain pending. In February 1998, the tax evasion charges were dismissed by the criminal court in Naples following a determination that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan, who will determine whether to bring charges, in which case a preliminary investigations judge will make a new finding as to whether there should be a trial on these charges. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

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

    Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. The present legislative and litigation environment is substantially uncertain, and it is possible that the Company's business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal or state tobacco legislation. The Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it. All such cases are, and will continue to be, vigorously defended. However, the Company and its subsidiaries may enter into discussions in an attempt to settle particular cases if they believe it is in the best interests of the Company's stockholders to do so.

    Reference is made to Note 16, incorporated herein by reference to the Company's 1998 Annual Report, for a description of certain pending legal proceedings. Reference is also made to Exhibit 99.1 to this Form 10-K for a list of pending smoking and health class actions, health care cost recovery actions, and certain other actions, and for a description of certain developments in such proceedings; Exhibit 99.2 for the status of the MSA in each of the settling jurisdictions; and Exhibit 99.3 for a schedule of smoking and health class actions, health care cost recovery and certain other actions that are currently scheduled for trial through 2000. Copies of Note 16 and Exhibits 99.1, 99.2 and
99.3 are available upon written request to the Corporate Secretary, Philip Morris Companies Inc., 120 Park Avenue, New York, NY 10017.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE COMPANY

    The following are the executive officers of the Company as of March 1, 1999:

NAME                                                                          OFFICE                              AGE
-----------------------------------------------------  -----------------------------------------------------      ---
Geoffrey C. Bible....................................  Chairman of the Board and Chief Executive Officer              61
John D. Bowlin.......................................  President and Chief Executive Officer of Kraft Foods           48
                                                         International, Inc.
Murray H. Bring......................................  Vice Chairman, External Affairs, and General Counsel           64
Bruce S. Brown.......................................  Vice President, Taxes                                          59
Louis C. Camilleri...................................  Senior Vice President and Chief Financial Officer              44
Siw de Gysser........................................  Vice President, Corporate Planning                             55
Nancy J. De Lisi.....................................  Vice President and Treasurer                                   48
Robert A. Eckert.....................................  President and Chief Executive Officer of Kraft Foods,          44
                                                         Inc.
Paul W. Hendrys......................................  President and Chief Executive Officer of Philip                51
                                                         Morris International Inc.
G. Penn Holsenbeck...................................  Vice President, Associate General Counsel and                  52
                                                         Corporate Secretary
John N. MacDonough...................................  Chairman and Chief Executive Officer of Miller                 55
                                                         Brewing Company
Steven C. Parrish....................................  Senior Vice President, Corporate Affairs                       48
Timothy A. Sompolski.................................  Senior Vice President, Human Resources and                     46
                                                         Administration
Michael E. Szymanczyk................................  President and Chief Executive Officer of Philip                50
                                                         Morris Incorporated
Frank T. Toscano.....................................  Vice President and Controller                                  47
William H. Webb......................................  Chief Operating Officer                                        59

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" on page 59 of the Company's 1998 Annual Report and made a part hereof.

ITEM 6. SELECTED FINANCIAL DATA.

    The information called for by this Item is hereby incorporated by reference to the information with respect to 1994-1998 appearing under the caption "Selected Financial Data" on pages 36 and 37 of the Company's 1998 Annual Report and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 to 35 of the Company's 1998 Annual Report and made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned "Market Risk" and "Value at Risk" on pages 33 to 35 of the Company's 1998 Annual Report and made a part hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information called for by this Item is hereby incorporated by reference to the Company's 1998 Annual Report as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 59 and in the Index to Consolidated Financial Statements and Schedules (see Item 14) and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by Items 10-13 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 29, 1999, and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Index to Consolidated Financial Statements and Schedules

                                                                                    REFERENCE
                                                                           ----------------------------
                                                                             FORM 10-K        1998
                                                                           ANNUAL REPORT  ANNUAL REPORT
                                                                               PAGE           PAGE
                                                                           -------------  -------------
Data incorporated by reference to the Company's 1998 Annual Report:
    Consolidated Balance Sheets at December 31, 1998 and 1997                   --           38 - 39
    Consolidated Statements of Earnings for the years ended December 31,
      1998, 1997 and 1996................................................       --             40
    Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1998, 1997 and 1996...................................       --             42
    Consolidated Statements of Cash Flows for the years ended December
      31, 1998, 1997 and 1996............................................       --           40 - 41
    Notes to Consolidated Financial Statements...........................       --           43 - 59
    Report of Independent Accountants....................................       --             60
Data submitted herewith:
    Report of Independent Accountants....................................       S-1            --
    Financial Statement Schedule--Valuation and Qualifying Accounts......       S-2            --

    Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

    (b) Reports on Form 8-K: During the last quarter of the period for which this Report is filed, the Company filed a Current Report on Form 8-K dated November 25, 1998, and a Form 8-K/A dated December 24, 1998, relating to the MSA. Subsequent to the last quarter of the period for which this Report is filed, the Company filed a Current Report on Form 8-K dated January 27, 1999, relating to its 1998 financial statements.

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

 4.4.      Indenture dated as of December 2, 1996, between the Company and The Chase Manhattan
           Bank, Trustee. (5)

 4.5.      5-Year Revolving Credit Agreement dated as of October 14, 1997, among the Company, and the Initial Lenders named therein and Citibank, N.A., and The Chase Manhattan
           Bank, as Administrative Agents, and Credit Suisse First Boston, as Syndication
           Agent, and Deutsche Bank AG, New York Branch, as Documentation Agent. (6)

10.1.      Financial Counseling Program. (7)

10.2.      Philip Morris Benefit Equalization Plan, as amended. (8)

10.3.      Form of Employee Grantor Trust Enrollment Agreement. (9)

10.4.      Automobile Policy. (7)

10.5.      Form of Employment Agreement between the Company and its executive officers. (10)

10.6.      Supplemental Management Employees' Retirement Plan of the Company, as amended. (7)

10.7.      The Philip Morris 1992 Incentive Compensation and Stock Option Plan. (7)

10.8.      1992 Compensation Plan for Non-Employee Directors, as amended. (11)

10.9.      Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996. (9)

10.10.     The Philip Morris 1987 Long Term Incentive Plan. (7)

10.11.     Form of Executive Master Trust between the Company, The Chase Manhattan Bank
           (formerly known as Chemical Bank) and Handy Associates. (10)

10.12.     1997 Performance Incentive Plan. (12)

10.13.     Philip Morris Long-Term Disability Benefit Equalization Plan, as amended. (7)

10.14.     Philip Morris Survivor Income Benefit Equalization Plan, as amended. (7)

10.15.     Amended and Restated Employment Agreement between the Company and Murray H. Bring.

10.16.     Comprehensive Settlement Agreement and Release dated October 17, 1997, related to settlement of Mississippi health care cost recovery action. (7)

10.17.     Settlement Agreement dated August 25, 1997, related to settlement of Florida health care cost recovery action. (13)

10.18.     Comprehensive Settlement Agreement and Release dated January 16, 1998, related to settlement of Texas health care cost recovery action. (14)

10.19.     Settlement Agreement and Stipulation for Entry of Judgment, dated May 8, 1998, regarding the claims of the State of Minnesota. (15)

10.20.     Settlement Agreement and Release, dated May 8, 1998, regarding the claims of Blue
           Cross and Blue Shield of Minnesota. (15)

10.21.     Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order,
           dated July 2, 1998, regarding the settlement of the Mississippi health care cost recovery action. (16)

10.22.     Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree,
           dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action. (16)

10.23.     Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree,
           dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action. (17)

10.24.     Master Settlement Agreement relating to state health care cost recovery and other claims. (18)

12.        Statements re computation of ratios. (19)

13.        Pages 21-60 of the Company's 1998 Annual Report, but only to the extent set forth in
           Items 1-3, 5-7, 7A, 8 and 14 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the
           Company's 1998 Annual Report is not to be deemed "filed" as part of this Report.

21.        Subsidiaries of the Company.

23.        Consent of independent accountants.

24.        Powers of attorney.

99.1.      Certain Pending Litigation Matters and Recent Developments.

99.2.      Status of the Master Settlement Agreement.

99.3.      Trial Schedule.

------------------------

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990.

(3) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991.

(4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992.

(5) Incorporated by reference to the Company's Registration Statement on Form S-3/A (No. 333-35143) dated January 29, 1998.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(12) Incorporated by reference to the Company's proxy statement dated March 10, 1997.

(13) Incorporated by reference to the Company's Current Report on Form 8-K dated August 25, 1997.

(14) Incorporated by reference to the Company's Current Report on Form 8-K dated January 16, 1998.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(18) Incorporated by reference to the Company's Current Report on Form 8-K dated November 25, 1998, as amended by Form 8/K-A dated December 24, 1998.

(19) Incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1999.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                PHILIP MORRIS COMPANIES INC.

                                By:            /s/ GEOFFREY C. BIBLE
                                     -----------------------------------------
                                                (Geoffrey C. Bible,
                                             Chairman of the Board and
                                              Chief Executive Officer)
Date: March 17, 1999

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

              SIGNATURE                          TITLE                 DATE
-------------------------------------  -------------------------- --------------
        /s/ GEOFFREY C. BIBLE          Director, Chairman of the
-------------------------------------    Board and Chief          March 17, 1999
         (Geoffrey C. Bible)             Executive Officer

       /s/ LOUIS C. CAMILLERI
-------------------------------------  Senior Vice President and  March 17, 1999
        (Louis C. Camilleri)             Chief Financial Officer

        /s/ FRANK T. TOSCANO
-------------------------------------  Vice President and         March 17, 1999
         (Frank T. Toscano)              Controller

* ELIZABETH E. BAILEY, MURRAY H.
    BRING, HAROLD BROWN,
    WILLIAM H. DONALDSON, JANE
    EVANS, ROBERT E. R. HUNTLEY,
    RUPERT MURDOCH, JOHN D.
    NICHOLS, LUCIO A. NOTO,
    RICHARD D. PARSONS,
    JOHN S. REED, CARLOS SLIM HELU,
    STEPHEN M. WOLF                    Directors

     *BY: /S/ LOUIS C. CAMILLERI
-------------------------------------
         (Louis C. Camilleri                                      March 17, 1999
          Attorney-in-fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on our audits of the consolidated financial statements of Philip Morris Companies Inc. has been incorporated by reference in this Form 10-K from page 60 of the 1998 annual report to stockholders of Philip Morris Companies Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14(a) on page 23 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
January 25, 1999

                 PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN MILLIONS)

                 COL. A                      COL. B               COL. C              COL. D       COL. E
-----------------------------------------  -----------  --------------------------  -----------  -----------
                                                                ADDITIONS
                                                        --------------------------
                                           BALANCE AT   CHARGED TO    CHARGED TO                 BALANCE AT
                                            BEGINNING    COSTS AND       OTHER                     END OF
               DESCRIPTION                  OF PERIOD    EXPENSES      ACCOUNTS     DEDUCTIONS     PERIOD
-----------------------------------------  -----------  -----------  -------------  -----------  -----------
                                                                          (a)           (b)
1998:
CONSUMER PRODUCTS:
  Allowance for discounts................   $       8    $     607     $      --     $     606    $       9
  Allowance for doubtful accounts........         157           36            27            28          192
  Allowance for returned goods...........           6           79            --            64           21
                                                -----        -----           ---         -----        -----
                                            $     171    $     722     $      27     $     698    $     222
                                                -----        -----           ---         -----        -----
                                                -----        -----           ---         -----        -----
FINANCIAL SERVICES:
  Allowance for losses...................   $     101    $      15     $      --     $      --    $     116
                                                -----        -----           ---         -----        -----
                                                -----        -----           ---         -----        -----
1997:
CONSUMER PRODUCTS:
  Allowance for discounts................   $       5    $     534     $      --     $     531    $       8
  Allowance for doubtful accounts........         167           35           (13)           32          157
  Allowance for returned goods...........           5           66            --            65            6
                                                -----        -----           ---         -----        -----
                                            $     177    $     635     $     (13)    $     628    $     171
                                                -----        -----           ---         -----        -----
                                                -----        -----           ---         -----        -----
FINANCIAL SERVICES:
  Allowance for losses...................   $     101    $      --     $      --     $      --    $     101
                                                -----        -----           ---         -----        -----
                                                -----        -----           ---         -----        -----
1996:
CONSUMER PRODUCTS:
  Allowance for discounts................   $      12    $     492     $      --     $     499    $       5
  Allowance for doubtful accounts........         163           27            16            39          167
  Allowance for returned goods...........           3           64            --            62            5
                                                -----        -----           ---         -----        -----
                                            $     178    $     583     $      16     $     600    $     177
                                                -----        -----           ---         -----        -----
                                                -----        -----           ---         -----        -----
FINANCIAL SERVICES:
  Allowance for losses...................   $     101    $      --     $      --     $      --    $     101
                                                -----        -----           ---         -----        -----
                                                -----        -----           ---         -----        -----

------------------------

Notes:

(a) Related to divestitures, acquisitions, the consolidation of previously unconsolidated subsidiaries and currency translation.

(b) Represents charges for which allowances were created.