Form 10-Q
period 1999-03-31
PHILIP MORRIS COMPANIES INC
filed 1999-05-14
CIK 764180

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


                         Commission file number  1-8940



                         Philip Morris Companies Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Virginia                                        13-3260245
--------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


 120 Park Avenue, New York, New York                         10017
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       (917)  663-5000
                                                  ----------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X          No
                                         -------          -------

       At April 30, 1999, there were 2,412,749,687 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.



                               TABLE OF CONTENTS


                                                                       Page No.

PART I -  FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
             March 31, 1999 and December 31, 1998                       3 - 4

          Condensed Consolidated Statements of Earnings for the
             Three Months Ended March 31, 1999 and 1998                     5

          Condensed Consolidated Statements of Stockholders'
             Equity for the Year Ended December 31, 1998 and the
             Three Months Ended March 31, 1999                              6

          Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1999 and 1998                 7 - 8

          Notes to Condensed Consolidated Financial Statements          9 - 19

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                     20 - 34

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                               35

Item 4.   Submission of Matters to a Vote of Security Holders.        35 - 36

Item 6.   Exhibits and Reports on Form 8-K.                                36

Signature                                                                  37

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 Philip Morris Companies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                  (Unaudited)



                                            March 31,   December 31,
                                              1999          1998
                                            ---------   -----------
ASSETS
Consumer products
  Cash and cash equivalents                   $ 3,194       $ 4,081

  Receivables, net                              4,941         4,691

  Inventories:
    Leaf tobacco                                4,521         4,729
    Other raw materials                         1,926         1,728
    Finished product                            3,163         2,988
                                              -------       -------
                                                9,610         9,445

  Other current assets                          1,914         2,013
                                              -------       -------

   Total current assets                        19,659        20,230

  Property, plant and equipment, at cost       21,108        21,234
    Less accumulated depreciation               8,941         8,899
                                              -------       -------
                                               12,167        12,335
  Goodwill and other intangible assets
    (less accumulated amortization of
     $5,504 and $5,436)                        17,040        17,566

  Other assets                                  3,418         3,309
                                              -------       -------

    Total consumer products assets             52,284        53,440

Financial services
  Finance assets, net                           6,354         6,324
  Other assets                                    144           156
                                              -------       -------

    Total financial services assets             6,498         6,480
                                              -------       -------

      TOTAL ASSETS                            $58,782       $59,920
                                              =======       =======

           See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (Continued)
                            (in millions of dollars)
                                  (Unaudited)

                                                         March 31,   December 31,
                                                            1999         1998
                                                         ----------  -------------
LIABILITIES
Consumer products
  Short-term borrowings                                    $   230        $   225
  Current portion of long-term debt                          1,604          1,822
  Accounts payable                                           2,493          3,359
  Accrued marketing                                          2,541          2,637
  Accrued taxes, except income taxes                         1,669          1,408
  Accrued settlement charges                                 1,741          1,135
  Other accrued liabilities                                  3,148          3,576
  Income taxes                                               1,747          1,144
  Dividends payable                                          1,070          1,073
                                                           -------        -------

    Total current liabilities                               16,243         16,379

  Long-term debt                                            11,273         11,906
  Deferred income taxes                                        963            929
  Accrued postretirement health care costs                   2,560          2,543
  Other liabilities                                          6,990          7,019
                                                           -------        -------

    Total consumer products liabilities                     38,029         38,776

Financial services
  Long-term debt                                               687            709
  Deferred income taxes                                      4,132          4,151
  Other liabilities                                             93             87
                                                           -------        -------
    Total financial services liabilities                     4,912          4,947
                                                           -------        -------
    Total liabilities                                       42,941         43,723

Contingencies (Note 5)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                              935            935

  Earnings reinvested in the business                       26,991         26,261

  Accumulated other comprehensive earnings (including
    currency translation of $1,556 and $1,081)              (1,581)        (1,106)
                                                           -------        -------
                                                            26,345         26,090
  Less cost of repurchased stock
      (389,574,577 and 375,426,742 shares)                  10,504          9,893
                                                           -------        -------

    Total stockholders' equity                              15,841         16,197
                                                           -------        -------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $58,782        $59,920
                                                           =======        =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                (in millions of dollars, except per share data)
                                  (Unaudited)


                                                              For the Three Months Ended
                                                                      March 31,
                                                              --------------------------
                                                                  1999         1998
                                                              -----------  -------------
Operating revenues                                              $19,497        $18,383

Cost of sales                                                     7,260          6,707

Excise taxes on products                                          4,363          4,227
                                                                -------        -------

         Gross profit                                             7,874          7,449

Marketing, administration and research costs                      4,566          3,934

Settlement charges (Note 5)                                                        806

Amortization of goodwill                                            147            146
                                                                -------        -------

         Operating income                                         3,161          2,563

Interest and other debt expense, net                                206            244
                                                                -------        -------

         Earnings before income taxes                             2,955          2,319

Provision for income taxes                                        1,168            937
                                                                -------        -------

         Net earnings                                           $ 1,787        $ 1,382
                                                                =======        =======

Per share data:

   Basic earnings per share                                     $  0.74        $  0.57
                                                                =======        =======

   Diluted earnings per share                                   $  0.73        $  0.57
                                                                =======        =======

   Dividends declared                                           $  0.44        $  0.40
                                                                =======        =======

           See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1998 and
                     the Three Months Ended March 31, 1999
                (in millions of dollars, except per share data)
                                  (Unaudited)


                                                                            Accumulated
                                                                     Other Comprehensive Earnings
                                                    Earnings    --------------------------------------              Total
                                                   Reinvested     Currency                              Cost of     Stock-
                                           Common    in the     Translation                           Repurchased  holders'
                                           Stock    Business    Adjustments      Other        Total      Stock      Equity
                                           ------  -----------  ------------  ------------  ---------  ---------   --------
Balances, January 1, 1998                    $935     $24,924       $(1,109)                 $(1,109)  $ (9,830)  $14,920

Comprehensive earnings:
 Net earnings                                           5,372                                                       5,372
 Other comprehensive earnings,
  net of income taxes:
   Currency translation adjustments                                      28                       28                   28
   Additional minimum pension liability                                              $(25)       (25)                 (25)
                                                                    -------   -----------    -------              -------
 Total other comprehensive earnings                                      28           (25)         3                    3
                                                                    -------   -----------    -------              -------
Total comprehensive earnings                                                                                        5,375

Exercise of stock options and
 issuance of other stock awards                            50                                               287       337
Cash dividends
 declared ($1.68 per share)                            (4,085)                                                     (4,085)
Stock repurchased                                                                                          (350)     (350)
                                             ----     -------       -------   -----------    -------   --------   -------
 Balances, December 31, 1998                  935      26,261        (1,081)          (25)    (1,106)    (9,893)   16,197


Comprehensive earnings:
 Net earnings                                           1,787                                                       1,787
 Other comprehensive earnings,
  net of income taxes:
   Currency translation adjustments                                    (475)                    (475)                (475)
                                                                    -------                 --------              -------
 Total other comprehensive earnings                                    (475)                    (475)                (475)
                                                                    -------                 --------              -------
Total comprehensive earnings                                                                                        1,312

Exercise of stock options and
 issuance of other stock awards                            10                                                38        48
Cash dividends
 declared ($0.44 per share)                            (1,067)                                                     (1,067)
Stock repurchased                                                                                          (649)     (649)
                                             ----     -------       -------   -----------    -------   --------   -------
 Balances, March 31, 1999                    $935     $26,991       $(1,556)         $(25)   $(1,581)  $(10,504)  $15,841
                                             ====     =======       =======   ===========    =======   ========   =======

Total comprehensive earnings was $1,201 million in the first quarter of 1998, which represents net earnings, partially offset by currency translation adjustments.

             See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                  (Unaudited)


                                                                             For the Three Months Ended
                                                                                        March 31,
                                                                        ----------------------------------------
                                                                                1999                 1998
                                                                        ---------------------  -----------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

  Net earnings  - Consumer products                                                   $1,756             $1,355
                - Financial services                                                      31                 27
                                                                                      ------             ------

          Net earnings                                                                 1,787              1,382
  Adjustments to reconcile net earnings to
    operating cash flows:
  Consumer products
    Depreciation and amortization                                                        403                415
    Deferred income tax provision                                                         79                 89
    Cash effects of changes, net of the effects
        from acquired and divested companies:
      Receivables, net                                                                  (407)              (775)
      Inventories                                                                       (332)              (631)
      Accounts payable                                                                  (803)              (699)
      Income taxes                                                                       607                493
      Accrued liabilities and other current assets                                       432               (212)
    Other                                                                                110                355
  Financial services
    Deferred income tax benefit                                                          (26)               (22)
    Other                                                                                103                 76
                                                                                      ------             ------

          Net cash provided by operating activities                                    1,953                471
                                                                                      ------             ------

  CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Consumer products
    Capital expenditures                                                                (323)              (341)
    Purchases of businesses, net of acquired cash                                        (52)
    Proceeds from sale of businesses                                                       2
    Other                                                                                 37                (27)
  Financial services
    Investments in finance assets                                                        (99)              (138)
    Proceeds from finance assets                                                          10                 26
                                                                                      ------             ------
          Net cash used in investing activities                                         (425)              (480)
                                                                                      ------             ------


                   See notes to condensed consolidated financial statements.

                                   Continued

                 Philip Morris Companies Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Continued)
                           (in millions of dollars)
                                  (Unaudited)

                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                                -------------------------------
                                                                                        1999               1998
                                                                                     -------             ------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net issuance of short-term borrowings                                              $    31             $  893
  Long-term debt proceeds                                                                 15                814
  Long-term debt repaid                                                                 (776)              (558)

Dividends paid                                                                        (1,070)              (970)
Issuance of common stock                                                                  38                 71
Repurchase of common stock                                                              (613)
Other                                                                                     12                (54)
                                                                                     -------             ------

  Net cash (used in) provided by financing activities                                 (2,363)               196
                                                                                     -------             ------

Effect of exchange rate changes on cash and
  cash equivalents                                                                       (52)               (15)
                                                                                     -------             ------

Cash and cash equivalents:

  (Decrease) increase                                                                   (887)               172

  Balance at beginning of period                                                       4,081              2,282
                                                                                     -------             ------

  Balance at end of period                                                           $ 3,194             $2,454
                                                                                     =======             ======

                   See notes to condensed consolidated financial statements.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1.  Accounting Policies:
-----------------------------

The interim condensed consolidated financial statements of Philip Morris Companies Inc. (the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. For interim reporting purposes, certain expenses are charged to results of operations as a percentage of sales. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report to Stockholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

Balance sheet accounts are segregated by two broad types of business. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Note 2.  Recently Adopted Accounting Standards:
-----------------------------------------------

In 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The Company adopted SOP No. 98-5 effective January 1, 1999. Neither the adoption of SOP 98-5 nor its application for the quarter ended March 31, 1999 had an effect on the Company's financial position or results of operations.

Note 3.  Earnings Per Share:
----------------------------

Basic and diluted earnings per share ("EPS") were calculated using the following:

                                             For the Three Months Ended
                                                     March 31,
                                             --------------------------
                                                 1999         1998
                                             ------------  ------------
                                                   (in millions)

Net earnings                                       $1,787        $1,382
                                                   ======        ======

Weighted average shares for
  basic EPS                                         2,424         2,425

Plus incremental shares from conversions:
  Restricted stock and stock rights                     2             1
  Stock options                                        13            18
                                                   ------        ------

Weighted average shares for
  diluted EPS                                       2,439         2,444
                                                   ======        ======

For the first quarter of 1999 and 1998, options on 32,080 and 15,508,600 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 4.  Segment Reporting:
---------------------------

The Company's products include cigarettes, food (consisting principally of coffee, cheese, chocolate confections, processed meat products and various packaged grocery products) and beer. A subsidiary of the Company, Philip Morris Capital Corporation, invests in leveraged and direct finance leases, other tax-oriented financing transactions and third-party financial instruments. These products and services constitute the Company's reportable segments of domestic tobacco, international tobacco, North American food, international food, beer and financial services.

The Company's management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the reportable segments excludes general corporate expenses, minority interest and amortization of goodwill. Interest and other debt expense, net (consumer products) and provision for income taxes are centrally managed at the corporate level and accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management. Goodwill and amortization of goodwill is principally attributable to the North American food segment.

Reportable segment data were as follows:


                                           For the Three Months Ended
                                                  March 31,
                                          ----------------------------
                                             1999           1998
                                          -----------  ---------------
Operating revenues:                             (in millions)
 Domestic tobacco                            $ 4,460          $ 3,336
 International tobacco                         7,340            7,327
 North American food                           4,396            4,365
 International food                            2,242            2,310
 Beer                                            986              980
 Financial services                               73               65
                                             -------          -------
     Total operating revenues                $19,497          $18,383
                                             =======          =======


Operating companies income:
 Domestic tobacco                            $   918          $   230
 International tobacco                         1,431            1,418
 North American food                             685              802
 International food                              246              235
 Beer                                            136              128
 Financial services                               50               42
                                             -------          -------
     Total operating companies income          3,466            2,855
 Amortization of goodwill                       (147)            (146)
 General corporate expenses                     (124)            (115)
 Minority interest                               (34)             (31)
                                             -------          -------
    Total operating income                     3,161            2,563
 Interest and other debt expense, net           (206)            (244)
                                             -------          -------
    Total earnings before income taxes       $ 2,955          $ 2,319
                                             =======          =======


Operating companies income for the first quarter of 1999 includes pre-tax charges of $130 million in the domestic tobacco segment related primarily to a portion of the cost for separation programs covering

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

approximately 1,400 employees at the Philip Morris Incorporated ("PM Inc.") Louisville, Kentucky manufacturing plant. PM Inc. presently anticipates that the total pre-tax charges related to this plan will approximate $200 million, the balance of which is expected to be recorded in the second quarter of 1999. In addition, operating companies income for the first quarter of 1999 includes pre-tax charges of $157 million related primarily to voluntary workforce reductions covering approximately 700 employees in the Company's North American food segment. First quarter 1998 operating companies income for the domestic tobacco segment included pre-tax tobacco litigation settlement charges of $806 million and voluntary early retirement and separation program pre-tax charges of $95 million.

Note 5.  Contingencies:
-----------------------

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against the Company, its subsidiaries and affiliates, including PM Inc., the Company's domestic tobacco subsidiary, and Philip Morris International Inc. ("PMI"), the Company's international tobacco subsidiary, and their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

                    Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, and (iii) health care cost recovery cases brought by governmental and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking. Governmental plaintiffs include various cities and counties in the United States and certain foreign governmental entities. Non-governmental plaintiffs in these cases include union health and welfare trust funds ("unions"), native American tribes, insurers and self-insurers, taxpayers and others. Damages claimed in some of the smoking and health class actions and health care cost recovery cases range into the billions of dollars. Plaintiffs' theories of recovery and the defenses raised in those cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery cases and certain other actions pending as of May 1, 1999, and discusses certain developments in such cases since January 1, 1999.

In recent years, there has been a substantial increase in the number of tobacco-related cases being filed.

As of May 1, 1999, there were approximately 485 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company, compared with approximately 410 such cases on May 1, 1998, and approximately 190 such cases on May 1, 1997. Many of these cases are pending in West Virginia, New York and Florida. Twenty of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS").

In addition, as of May 1, 1999, there were approximately 60 smoking and health putative class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 55 such cases on May 1, 1998, and approximately 25 such cases on May 1, 1997. Most of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


As of May 1, 1999, there were approximately 100 health care cost recovery actions pending in the United States (excluding the cases covered by the 1998 Master Settlement Agreement discussed below), compared with approximately 120 health care cost recovery cases pending on May 1, 1998, and 30 cases on May 1, 1997.

There are also a number of tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including approximately 35 smoking and health cases initiated by one or more individuals (Argentina
(25), Brazil (1), Canada (1), Ireland (1), Italy (1), Japan (1), the Philippines
(1), Scotland (1), Spain (1) and Turkey (2)), up from approximately 15 such cases in May 1997. In addition, there are seven smoking and health putative class actions pending outside the United States (Australia (1), Brazil (2), Canada (3) and Nigeria (1)), up from two in May 1997. In addition, during the past year and one-half, health care cost recovery actions have been brought in Israel, the Marshall Islands and British Columbia, Canada, and, in the United States, by Bolivia, Guatemala, Panama, Nicaragua, Thailand and Venezuela.

Industry Trial Results

There have been several jury verdicts in individual smoking and health cases and in one union health care cost recovery action over the past three years. In May 1999, a Missouri jury returned a unanimous verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. Also, in May 1999, a Tennessee jury returned a unanimous verdict in favor of defendants, including PM Inc., in two of three individual smoking and health cases consolidated for trial. In the third case (not involving PM Inc.), the jury found liability against the defendants and apportioned fault as follows: plaintiff - 50%, defendants - 50%. Under Tennessee's system of modified comparative fault because the jury found plaintiff's fault equal to that of the defendants, recovery was not permitted. In March 1999, an Oregon jury awarded $800,000 in actual damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM Inc. In February 1999, a California jury awarded $1.5 million in compensatory damages and $50 million in punitive damages against PM Inc. Recently, the punitive damage awards in the Oregon and California actions were reduced to $32 million and $25 million, respectively. PM Inc. is or will be appealing the verdicts and the damage awards in both the California and Oregon cases. In March 1999, a jury returned a verdict in favor of defendants on all counts in a union health care cost recovery action brought on behalf of approximately 114 employer-employee trust funds in Ohio. Plaintiffs' motion for a new trial has been denied.

Previously, juries had returned verdicts for defendants in three individual smoking and health cases and in one individual ETS smoking and health case. In January 1999, a Florida court set aside a jury award totalling approximately
$1 million in a smoking and health case against another United States cigarette manufacturer and ordered a new trial in the case. In June 1998, a Florida appeals court reversed a $750,000 jury verdict awarded in August 1996 against another United States cigarette manufacturer. Plaintiff is seeking an appeal of this ruling to the Florida Supreme Court. In Brazil, a court in 1997 awarded plaintiffs in a smoking and health case the Brazilian currency equivalent of $81,000, attorneys' fees and a monthly annuity for 35 years equal to two-thirds of the deceased smoker's last monthly salary. In March 1999, an appeals court reversed the trial court's award and dismissed the case. Neither the Company nor its affiliates were parties to that action.

Pending and Upcoming Trials

As of May 13, 1999, the trial in Florida of the Engle smoking and health class action against PM Inc. (discussed below) was underway, as was the trial in Mississippi of an individual ETS smoking and health case against PM Inc. and the Company.

As set forth in Exhibit 99.2, additional cases against PM Inc. and, in one case, the Company as well, are scheduled for trial during 1999, including one union health care cost recovery action in Washington (September), one purported smoking and health class action in Illinois (August), and one asbestos contribution case (discussed below) in New York (November). Three individual smoking

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


and health cases against PM Inc. are currently scheduled for trial during 1999. Cases against other tobacco companies are also scheduled for trial in 1999. Trial dates, however, are subject to change.

Litigation Settlements

In November 1998, PM Inc. and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM Inc. and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the "State Settlement Agreements") and an ETS smoking and health class action brought on behalf of airline flight attendants. The State Settlement Agreements and certain ancillary agreements are filed as exhibits to various of the Company's reports filed with the Securities and Exchange Commission, and such agreements and the ETS settlement are discussed in detail therein.

The settlement agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement in principle with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 1999, $4.2 billion; 2000, $9.2 billion; 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion; and thereafter, $9.4 billion. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as additional amounts as follows: 1999, $450 million; 2000, $416 million; and 2001 through 2002, $250 million. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of the future adjusted payments and legal fees, which is not currently estimable, will be based on its share of domestic cigarette shipments in the year preceding that in which the payment is due.

The State Settlement Agreements also include provisions, discussed below in Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, lobbying activities and other provisions.

As set forth in Exhibit 99.2, the MSA has been initially approved by trial courts in all settling jurisdictions. If a jurisdiction does not obtain "final judicial approval" (as defined in Exhibit 99.2) of the MSA by December 31, 2001, then unless the settling defendants and the relevant jurisdiction agree otherwise, the agreement will be terminated with respect to such jurisdiction.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing community to address concerns about the potential adverse economic impact of the MSA on that community. To that end, in January 1999, the four major domestic tobacco product manufacturers, including PM Inc., agreed in principle to participate in the establishment of a $5.15 billion trust fund to be administered for the benefit of the tobacco-growing community. It is currently contemplated that the trust will be funded by industry participants over 12 years, beginning in 1999. PM Inc. has agreed to pay $300 million into the trust in 1999, which amount has been charged to 1998 operating companies income. Subsequent annual industry payments are to be adjusted for several factors, including inflation and United States cigarette consumption, and are to be allocated based on each manufacturer's relative market share.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


The Company believes that the State Settlement Agreements may materially adversely affect the business, volume, results of operations, cash flows or financial position of PM Inc. and the Company in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements. As of May 1, 1999, manufacturers representing almost all domestic shipments in 1998 had agreed to become subject to the terms of the MSA.

Certain litigation has arisen out of the MSA. In December 1998, a putative class action was filed against PM Inc. and certain other domestic tobacco manufacturers on behalf of a class consisting of citizens of the United States who consume tobacco products manufactured by defendants. One count of the complaint alleges that defendants conspired to raise the prices of their tobacco products in order to pay the costs of the MSA in violation of the federal antitrust laws. The other two counts allege that the actions of defendants amount to an unconstitutional deprivation of property without due process of law and an unlawful burdening of interstate trade. The complaint seeks unspecified damages (to be trebled under the antitrust count), injunctive and declaratory relief, costs and attorneys' fees. In April 1999, the court granted defendants' motions for summary judgment.

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

Also in February 1999, a putative class action was filed on behalf of Wisconsin Medicaid recipients against the State of Wisconsin and certain domestic tobacco manufacturers, including PM Inc., challenging the State of Wisconsin's authority to enter into the MSA and asking, among other things, that "any funds to be paid the state by the tobacco defendants pursuant to the master settlement agreement which exceed the amount of assistance granted to plaintiff and to similarly situated Medicaid recipients during the applicable statute of limitations period by the state prior to execution of the master settlement agreement must be paid to plaintiff and similarly situated Medicaid recipients and their estates." In May 1999, this case was voluntarily dismissed by plaintiff.

In April 1999, a putative class action was filed on behalf of all firms who directly buy cigarettes in the United States from defendant tobacco manufacturers. The complaint alleges violation of antitrust law, based in part on the MSA. Plaintiffs seek treble damages computed as three times the difference between current prices and the prices plaintiffs would have paid for cigarettes in the absence of an alleged conspiracy to restrain and monopolize trade in the domestic cigarette market, together with attorneys' fees. Plaintiffs also seek injunctive relief against certain aspects of the MSA and against PM Inc.'s acquisition of the U.S. rights to manufacture and market three cigarette trademarks, L&M, Lark and Chesterfield.

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

In May 1996, the Fifth Circuit Court of Appeals in the Castano case held that a putative class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of May 1, 1999, smoking and health class actions were pending in Alabama, Arkansas, California, the District of Columbia, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Virginia and West Virginia, as well as in Australia, Brazil, Canada and Nigeria. Class certification has been denied or reversed by courts in 15 smoking and health class actions involving PM Inc. in Louisiana, the District of Columbia, New York (2), Pennsylvania, Puerto Rico, New Jersey (6), Ohio, Wisconsin and Kansas, while classes remain certified in three cases in Florida, Louisiana and Maryland. A number of these class certification decisions are on appeal. Class certification motions are pending in a number of the other putative smoking and health class actions. As mentioned above, one ETS smoking and health class action was settled in 1997.

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

The current trial plan calls for the case to be tried in three "Phases." The court has stated, however, that the trial plan may be modified further. Phase One, which is currently underway and expected to conclude within the next month, involves evidence concerning certain "common" class issues relating to the plaintiff class's causes of action. If defendants are found liable, entitlement to punitive damages will be decided at the end of Phase One, but no amount is expected to be set at that time.

If plaintiffs prevail in Phase One, the first matters to be resolved in Phase Two will involve individual determination of specific causation, reliance and other individual issues related to the elements of the claims of the class representatives and entitlement to compensatory damages for the class representatives. Phase Two will also involve an assessment of the amount of punitive damages, if any, that individual class representatives will be awarded and the setting of a percentage or ratio of punitive damages for absent class members, assuming entitlement was found at the end of Phase One.

Phase Three of the trial will be held before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


                   Health Care Cost Recovery Litigation

In certain of the pending proceedings, domestic and foreign governmental entities and non-governmental plaintiffs, including unions, native American tribes, insurers and self-insurers, taxpayers and others are seeking reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, for future expenditures and damages as well. Certain of these cases purport to be brought on behalf of a class of plaintiffs and, in some cases, the class has been certified by the court. In one health care cost recovery case, private citizens seek recovery of alleged tobacco-related health care expenditures incurred by the federal Medicare program. In others, Blue Cross subscribers seek reimbursement of allegedly increased medical insurance premiums caused by tobacco products. In the native American cases, claims are also asserted for alleged lost productivity of tribal government employees. Other relief sought by some but not all plaintiffs includes punitive damages, treble/multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

Excluding the cases covered by the MSA, as of May 1, 1999, there were approximately 100 health care cost recovery cases pending in the United States against PM Inc. and, in some cases, the Company, of which approximately 75 were filed by unions. Health care cost recovery actions have also been brought in Israel, the Marshall Islands and British Columbia, Canada, and, in the United States, by Bolivia, Guatemala, Panama, Nicaragua, Thailand and Venezuela. Other foreign entities, including a local agency of the French social security health insurance system, and others have stated that they are considering filing health care cost recovery actions. In January 1999, President Clinton announced that the United States Department of Justice is preparing a litigation plan to take tobacco companies to court and to use recovered funds to strengthen Medicare.

Recently, two federal appeals courts issued rulings in health care cost recovery actions that were favorable to the tobacco industry. In March 1999, the United States Third Circuit Court of Appeals affirmed the district court's final judgment dismissing plaintiffs' complaint and ruling that "all of plaintiffs' primary claims [were] too remote from any alleged wrongdoing of defendants, and other claims [were] concomitantly lacking in merit" and failed on proximate
cause grounds.   In April 1999, the United States Second Circuit Court of
Appeals

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


reversed another district court's order denying defendants' motion to dismiss on remoteness grounds and instructed the district court to dismiss the complaint. Although there have been some decisions to the contrary, to date most lower courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In March 1999, in the only union case to go to trial thus far, the jury returned a verdict in favor of defendants on all counts. Plaintiffs' motion for a new trial has been denied.

                    Certain Other Tobacco-Related Litigation

Asbestos Contribution Cases: A number of suits have been filed by former
---------------------------
asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. and others. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars.

Marlboro Light/Ultra Light Cases: There are five class actions pending against
--------------------------------
PM Inc. and the Company, in Florida, New Jersey, Pennsylvania, Massachusetts and Tennessee, on behalf of individuals who purchased and consumed Marlboro Lights and, in one case, Marlboro Ultra Lights, as well. These cases allege, in connection with the use of the term "Lights" and/or "Ultra Lights," among other things, deceptive and unfair trade practices and unjust enrichment, and seek injunctive and equitable relief. On May 13, 1999, the press reported that a similar class action had been filed in Arizona.

Retail Leaders Case:  Three domestic tobacco manufacturers have filed suit
-------------------
against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleges that this retail merchandising program is exclusionary and creates unreasonable restraint of trade and unlawful monopolization. In addition to an injunction, plaintiffs seek unspecified treble damages, attorneys' fees, costs and interest.

Vending Machine Case: Plaintiffs, a purported nationwide class of cigarette
--------------------
vending machine operators, allege that PM Inc. has violated the Robinson-Patman Act in connection with its promotional and merchandising programs to retail stores and to cigarette vending machine operators. The plaintiffs request actual damages, treble damages, injunctive relief, attorneys' fees and costs, and other unspecified relief.

Proposition 65 Cases: Since July 1998, two suits have been filed in California
--------------------
courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated a California statute known as "Proposition 65" by not informing the public of the alleged risks of ETS to non-smokers. Plaintiffs also allege violations of California's Business and Professions Code regarding unfair and fraudulent business practices. Plaintiffs seek statutory penalties, injunctions barring the sale of cigarettes, restitution, disgorgement of profits and other relief. The courts have denied defendants' motions to dismiss in both of these cases.

Florida Settlement Cases: In February and April 1999, plaintiff (a Medicaid
------------------------
recipient) filed two putative class actions in Florida state courts seeking unspecified amounts of compensatory damages and declaratory and injunctive relief regarding his rights (and the rights of the members of the putative classes of Florida Medicaid recipients) to a portion of the proceeds of the health care cost recovery action settlement between the State of Florida and certain tobacco manufacturers.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                             Certain Other Actions

National Cheese Exchange Cases: In September 1997, a putative class action suit
------------------------------
consolidating several previously filed class actions was filed in Wisconsin alleging that Kraft Foods, Inc. and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and treble damages. Two other putative class actions containing allegations similar to those in the Wisconsin class action were recently dismissed on motion by courts in Illinois and California.

                                  __________

One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of unpaid taxes assessed to date is alleged to be the Italian lira equivalent of $2.5 billion. In addition, the Italian lira equivalent of $3.4 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 125 of the assessments. The decisions to overturn 66 assessments have been appealed by the tax authorities. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted charges of tax evasion to remain pending. In February 1998, the tax evasion charges were dismissed by the criminal court in Naples following a determination that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan, who will determine whether to bring charges, in which case a preliminary investigations judge will make a new finding as to whether there should be a trial on these charges. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                                  __________

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties. Two cases have been decided unfavorably at the trial court level and are in the process of being appealed, and it is possible that some future cases could be decided unfavorably as well. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 6.  Recently Issued Accounting Pronouncements:
---------------------------------------------------

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company by January 1, 2000. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results
------------------------------


For the Three Months Ended March 31,
                                                      Operating Revenues
                                                  --------------------------
                                                         (in millions)
                                                     1999              1998
                                                  --------            -------
Domestic tobacco                                   $ 4,460            $ 3,336
International tobacco                                7,340              7,327
North American food                                  4,396              4,365
International food                                   2,242              2,310
Beer                                                   986                980
Financial services                                      73                 65
                                                   -------            -------
 Operating revenues                                $19,497            $18,383
                                                   =======            =======

                                                         Operating Income
                                                   --------------------------
                                                          (in millions)
                                                    1999               1998
                                                   -------            -------
Domestic tobacco                                   $   918            $   230
International tobacco                                1,431              1,418
North American food                                    685                802
International food                                     246                235
Beer                                                   136                128
Financial services                                      50                 42
                                                   -------            -------
 Operating companies income                          3,466              2,855

Amortization of goodwill                              (147)              (146)
General corporate expenses                            (124)              (115)
Minority interest                                      (34)               (31)
                                                   -------            -------
 Operating income                                  $ 3,161            $ 2,563
                                                   =======            =======

Amortization of goodwill is primarily attributable to the North American food segment.


Results of Operations

Operating revenues for the first quarter of 1999 increased $1,114 million (6.1%) over the first quarter of 1998, due primarily to an increase in revenues from domestic tobacco operations. Excluding the revenues of several international food businesses divested in 1998, underlying operating revenues for the first quarter of 1999 increased $1,128 million (6.1%) over the first quarter of 1998.

Operating income for the first quarter of 1999 increased $598 million (23.3%) over the comparable 1998 period. The first quarter 1999 operating income includes pre-tax charges of $130 million, principally for a portion of the cost of separation programs covering approximately 1,400 employees at the Philip Morris Incorporated ("PM Inc.") Louisville, Kentucky manufacturing plant, and $157 million related to previously announced voluntary workforce reduction programs at the Company's North American food segment. Operating income for the first quarter of 1998 includes pre-tax charges of $806 million related to settling health care cost recovery litigation in Minnesota and $95 million related to domestic tobacco voluntary early retirement and separation programs. Excluding these pre-tax charges, as well as results from operations divested since the beginning of 1998, operating income for 1999 decreased $15 million (0.4%) from the first quarter of 1998, due primarily to lower operating income from domestic tobacco operations. On a reported basis, operating companies income, which is defined as operating income before general corporate expenses, minority interest and amortization of goodwill, increased $611 million (21.4%) from the comparable 1998 period due primarily to a lower level of pre-tax charges, principally for tobacco litigation settlements, in the domestic tobacco segment during the first quarter of 1999. Excluding the previously mentioned pre-tax charges, operating companies income decreased 0.1% on lower earnings from domestic tobacco operations, partially offset by higher earnings from all other segments.

Currency movements, primarily reflecting weakness of the U.S. dollar against the euro early in the first quarter of 1999, resulted in slight increases in operating revenues ($169 million) and operating income ($34 million). However, as the dollar continued to strengthen in relation to first quarter 1998 rates, currency movements during 1999 grew increasingly unfavorable to the Company's results of operations. Although the Company cannot predict future movements in currency rates, strengthening of the dollar, primarily against the euro, if sustained during the remainder of 1999, could have an unfavorable impact on operating revenues and operating companies income comparisons with 1998. In addition, the Company's businesses in certain Asian markets and, since the second half of 1998, in Eastern Europe and Latin America, have been adversely affected by economic instability in those areas. Although the Company cannot predict future economic developments, the Company anticipates that economic instability may continue to adversely affect its businesses in those markets during 1999.

Interest and other debt expense, net, decreased $38 million (15.6%) in the first quarter of 1999 from the comparable 1998 period. This decrease was due primarily to higher interest income and lower average debt outstanding during the first quarter of 1999.

Diluted and basic EPS, which were $0.73 and $0.74, respectively, for the first quarter of 1999, increased by 28.1% and 29.8%, respectively, over the first quarter of 1998. These results reflect the charges for the previously discussed 1999 and 1998 separation programs and the 1998 tobacco-related litigation settlement. Excluding the after-tax impact of these items, net earnings increased 1.4% to $2.0 billion, diluted EPS increased 1.3% to $0.80 and basic EPS increased 1.3% to $0.81.

Year 2000
---------

As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue or Century Date Change ("CDC") issue. The CDC issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains.

The Company and each of its operating subsidiaries are well along in implementing a CDC readiness program with the objective of having all of their significant Business Systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the CDC issue before January 1, 2000, and taking other appropriate measures to minimize possible disruptions to their business operations due to the CDC issue.

During the first phase of the CDC readiness program, those internal Business Systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of the CDC issue were identified and assessed. This effort is complete.

The second phase of the CDC readiness program involves the actual remediation and replacement of internal Business Systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. As of March 31, 1999, this effort, as well as the testing and certification of individual systems for CDC readiness, was 90% complete; the remaining internal Business Systems are expected to be fully remediated, tested and certified by September 1999. Integration testing and certification (i.e., the testing and certification of the interfaces between individual Business Systems previously certified as Year 2000 ready as well as the testing and certification of the external linkages between the Company's systems with those of third parties) is underway and is expected to be substantially completed by September 1999.

As part of the CDC readiness program, significant service providers, vendors, suppliers, customers and governmental entities ("Key Business Partners") that are believed to be critical to continuing business operations have been identified, and steps have been undertaken in an attempt to assess their stage of CDC readiness through questionnaires, interviews, on-site visits and other available means. The initial evaluation is complete. With the exception of certain utilities and governmental entities (particularly outside the United States), the Company currently believes that the vast majority of its Key Business Partners are making acceptable progress toward Year 2000 readiness and, in general, should be able to provide required goods and services without material disruptions. The CDC readiness of Key Business Partners continues to be monitored and contingency plans continue to be developed, as appropriate, to address those considered to have a significant risk of CDC failure.

Because of the vast number of Business Systems used by the Company and its operating subsidiaries, the significant number of Key Business Partners, the extent of the Company's foreign operations, including operations within countries that are not actively promoting resolution of the CDC issue, the Company presently believes that its operating subsidiaries may experience some disruption in their businesses due to the CDC issue. Because of the interdependent nature of Business Systems, the Company and its operating subsidiaries could be materially adversely affected if utilities, private businesses and governmental entities with which they do business or that provide essential services are not CDC ready. The Company currently believes that the greatest risks of disruption to the businesses of its operating subsidiaries exist in certain international markets and with respect to the CDC readiness of certain of its Key Business Partners. Each of the Company's operating subsidiaries is developing its own risk assessment of the possible impact of the CDC issue on its business operations. The Company currently believes that the most reasonably likely worst case scenario entails some localized CDC disruptions that may affect individual facilities or operations for short periods of time rather than long-term, systemic problems. The possible consequences of these disruptions include temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Depending on the number and severity of CDC-related disruptions, it is possible that the business and results of operations of the Company and its operating subsidiaries could be materially adversely affected by the CDC issue. However, the Company believes that its CDC readiness program, including the contingency plans discussed below, should reduce the adverse effect any such disruptions may have.

Concurrently with implementing the CDC readiness measures described above, the Company and its operating subsidiaries are developing contingency plans intended to mitigate the possible disruption in business operations that may result from the CDC issue. Contingency plans fall into two categories: "event-triggered" and "preemptive." Event-triggered plans are those that will be implemented in response to actual Year 2000 events or disruptions as they arise, whereas preemptive strategies are those that will be implemented in advance of 2000 in order to avoid or minimize the impact of anticipated or potential Year 2000 problems. The Company's contingency plans may include stockpiling raw, packaging and promotional materials, increasing finished goods inventories at the operating company, wholesale and retail levels, adjusting the timing of promotional programs, securing alternate sources of supply, distribution and warehousing, adjusting facility shut-down and start-up schedules, manual workarounds, procuring back-up power generators and heat supply for key plants, hiring additional staff, and other appropriate measures. The Company's objective is to substantially complete its initial contingency plans by June 1999, but the Company will continue to evaluate and modify these plans as additional information becomes available. While the Company cannot reasonably estimate at this time the aggregate cost of implementing contingency plans (since such costs will depend on the nature and extent of future Year 2000 events and related event-triggered costs), it currently does not believe that such costs should have a material adverse effect on the Company's future consolidated results of operations. However, in any given reporting period, such costs may be a factor in describing changes in operating companies income for the Company's business segments and the Company's cash flows.

It is currently estimated that the aggregate cost of the Company's CDC compliance/remediation efforts will be approximately $550 million, of which approximately $400 million has been spent. The remaining costs relate to remediation efforts, the final testing and certification of Business Systems, preemptive contingency plans and other CDC-related efforts, including incremental costs associated with transition management that will be incurred in the Year 2000. Generally, the above costs are being expensed as they are incurred and are being funded through operating cash flow. These cost estimates do not include any costs associated with the implementation of event-triggered contingency plans. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $150 million), substantially all of which would be capitalized, are also not included in the above estimates. Other non-Year 2000 information technology projects have not been materially affected by the Company's Year 2000 initiatives.

The Company's CDC readiness program is an ongoing process and the risk assessments and estimates of costs and completion dates for various components of the CDC readiness program described above are forward looking statements and are subject to change. Factors that may cause such changes include, among others, the continued availability of qualified personnel and other information technology resources; the ability to remediate and test all date-sensitive lines of computer code and embedded chips; the timely receipt and installation of CDC-ready replacement systems; the actions of governmental agencies, utilities and other third parties with respect to the Year 2000 issue; the ability to implement contingency plans (for example, the availability of additional warehouse space); and the occurrence of broad-based or systemic economic or infrastructure failures.

Euro
----

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. At that time, the euro began trading on currency exchanges and could be used in financial transactions. Beginning in January 2002, new euro-denominated currency will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established and, where required, implemented plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. The euro conversion has not had, and the Company currently anticipates that it will not have, a material adverse impact on its financial condition or results of operations.

Operating Results by Business Segment
-------------------------------------

Tobacco
-------

Business Environment

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc., PMI and the Company.

These issues, some of which are more fully discussed below, include legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); increased smoking and health litigation and recent jury verdicts against PM Inc.; price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; an increase in diversion into the United States of product intended for sale outside the United States; the issuance of final regulations by the United States Food and Drug Administration (the "FDA") that, if upheld by the courts, would regulate cigarettes as "drugs" or "medical devices"; governmental and grand jury investigations; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information, as well as the testing and reporting of the yields of "tar," nicotine and other constituents found in cigarette smoke; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales including two European Union directives that, unless successfully challenged or reversed, will (i) ban virtually all forms of tobacco advertising and sponsorship in the European Union other than at the retail point of sale (currently being challenged by the Federal Republic of Germany and others), and (ii) abolish duty-free sales generally among member states of the European Union (efforts to reverse this legislation are underway); proposed legislation to eliminate the U.S. tax deductibility of tobacco advertising and promotional costs; proposed legislation in the United States to require the establishment of ignition propensity performance standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from anti-smoking groups and unfavorable press reports; and other tobacco legislation that may be considered by the Congress, the states and other countries.

Excise Taxes:  Cigarettes are subject to substantial federal and state excise
------------
taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $0.24 per pack of 20 cigarettes and is scheduled to increase to $0.34 per pack in the year 2000 and then to $0.39 per pack in 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.50 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and the Clinton Administration's fiscal year 2000 budget proposal includes an additional increase of $0.55 per pack in the federal excise tax. Increases in other cigarette-related taxes have been proposed at the state and local level and in many jurisdictions outside the United States.

In the opinion of PM Inc. and PMI, increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and PMI, and might cause sales to shift from the premium segment to the discount segment.

Federal Trade Commission ("FTC"):  In September 1997, the FTC issued a request
--------------------------------
for public comments on its proposed revision of its "tar" and nicotine test methodology and reporting procedures established by a 1970 voluntary agreement among domestic cigarette manufacturers. In February 1998, PM Inc. and three other domestic cigarette manufacturers filed comments on the proposed revisions. In November 1998, the FTC wrote to the Department of Health and Human Services requesting its assistance in developing specific recommendations on the future of the FTC's program for testing the "tar," nicotine and carbon monoxide content of cigarettes.

FDA Regulations:  The FDA has promulgated regulations asserting jurisdiction
---------------
over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the regulations, and could materially adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc. and the Company. In August 1998, the Fourth Circuit Court of Appeals ruled that the FDA does not have the authority to regulate tobacco products, and declared the FDA's regulations invalid. In April 1999, the U.S. Supreme Court agreed to review the Fourth Circuit's decision. The ultimate outcome of this litigation cannot be predicted.

Ingredient Disclosure Laws:  The Commonwealth of Massachusetts has enacted
--------------------------
legislation to require cigarette manufacturers to report yearly the flavorings and other ingredients used in each brand style of cigarettes sold in the Commonwealth, and on a qualified, by-brand basis to provide "nicotine-yield ratings" for their products based on standards established by the Commonwealth. Enforcement of the ingredient disclosure provisions of the statute could result in the public disclosure of valuable proprietary information. In December 1997, a federal district court in Boston granted the tobacco company plaintiffs a preliminary injunction and enjoined the Commonwealth from enforcing the ingredient disclosure provisions of the legislation. In November 1998, the First Circuit Court of Appeals affirmed this ruling. In addition, both parties' cross-motions for summary judgment are pending before the district court. The ultimate outcome of this lawsuit cannot be predicted. Similar legislation has been enacted or proposed in other states. Some jurisdictions outside the United States have also enacted or proposed some form of ingredient disclosure legislation or regulation.

Health Effects of Smoking and Exposure to ETS:  Reports with respect to the
---------------------------------------------
alleged harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the "addictive" nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, and the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the "addictive" nature of cigarette smoking in adolescence.

Studies with respect to the health risks of ETS to nonsmokers (including lung cancer, respiratory and coronary illnesses, and other conditions) have also received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. In 1993, the U.S. Environmental Protection Agency (the "EPA") issued a report relating to certain health effects of ETS. The report included a risk assessment relating to the association between ETS and lung cancer in nonsmokers, and a determination by the EPA to classify ETS as a "Group A" carcinogen. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with certain relevant statutory requirements. The federal government has appealed the court's ruling. The ultimate outcome of this litigation cannot be predicted.

In October 1997, at the request of the United States Senate Judiciary Committee, the Company provided the Committee with a document setting forth the Company's position on a number of issues. On the issues of the role played by cigarette smoking in the development of lung cancer and other diseases in smokers, and whether nicotine, as found in cigarette smoke, is "addictive," the Company stated that despite the differences that may exist between its views and those of the public health community, it would, in order to ensure that there will be a single, consistent public health message on these issues, refrain from debating the issues other than as necessary to defend itself and its opinions in the courts and other forums in which it is required to do so. The Company also stated that in relation to these issues, and the health effects of exposure to ETS, the Company is prepared to defer to the judgment of public health authorities as to what health warning messages will best serve the public interest.

Other Legislative Initiatives:  In recent years, various members of Congress
-----------------------------
have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, eliminate or reduce the tax deductibility of tobacco advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law, and allow state and local governments to restrict the sale and distribution of cigarettes. Legislative initiatives adverse to the tobacco industry have also been considered in a number of jurisdictions outside the United States.

It is not possible to determine the outcome of the FDA regulatory initiative or the related litigation discussed above, or to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of PM Inc., PMI and the Company could be materially adversely affected.

Governmental and Grand Jury Investigations:  PM Inc. has received requests for
------------------------------------------
information (including grand jury subpoenas) in connection with governmental investigations of the tobacco industry, and is cooperating with respect to such requests. Present and former employees of PM Inc. have testified or have been asked to testify in connection with certain of these matters. The investigations include four grand jury investigations being conducted by: the United States Department of Justice in Washington, D.C., relating to issues raised in testimony provided by tobacco industry executives before Congress and other related matters; the United States Department of Justice Antitrust Division in the Eastern District of Pennsylvania relating to tobacco leaf purchases; the United States Attorney for the Northern District of New York relating to alleged contraband transactions primarily in Canadian-brand tobacco products; and the United States Attorney for the Western District of New York apparently relating to the sale of cigarettes by third parties upon which state taxes had allegedly not been paid. PMI and its subsidiary, Philip Morris Duty Free Inc., have also received subpoenas in connection with the investigation being conducted by the United States Attorney for the Northern District of New York. While the outcomes of these investigations cannot be predicted, PM Inc., PMI and Philip Morris Duty Free Inc. believe they have acted lawfully.

Tobacco-Related Litigation and Threatened Federal Action:  There is substantial
--------------------------------------------------------
litigation pending related to tobacco products in the United States and certain foreign jurisdictions. (See Note 5. Contingencies, above for a discussion of such litigation.) In addition, in January 1999 President Clinton announced that the United States Department of Justice is preparing a litigation plan to take tobacco companies to court and to use the recovered funds to strengthen Medicare.

State Settlement Agreements:  As discussed in Note 5. Contingencies, during 1997
---------------------------
and 1998 PM Inc. and other major domestic tobacco product manufacturers entered into agreements with states and various U.S. jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry's conduct of its business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following: targeting youth; use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; and free sampling. In addition, the settlement agreements require companies to affirm corporate principles to reduce underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related trade associations and place restrictions on the establishment of any replacement organizations.


Operating Results
                         For the Three Months Ended March 31,
                         -------------------------------------
                                                Operating
                         Operating Revenues  Companies Income
                         ------------------  -----------------
                                     (in millions)
                           1999      1998       1999      1998
                         ---------  -------    ------    ------
Domestic tobacco           $ 4,460  $ 3,336    $  918    $  230
International tobacco        7,340    7,327     1,431     1,418
                           -------  -------    ------    ------
  Total tobacco            $11,800  $10,663    $2,349    $1,648
                           =======  =======    ======    ======

Historical operating revenues and operating companies income for the domestic tobacco and international tobacco operations were reclassified to reflect the transfer of tobacco sales in certain U.S. territories from the international tobacco business to the domestic tobacco business, consistent with the terms of PM Inc.'s settlements of state health care cost recovery and other claims.

Domestic tobacco. During the first quarter of 1999, PM Inc.'s operating revenues increased $1.1 billion (33.7%) over the comparable 1998 period, due primarily to pricing ($1.4 billion), partially offset by lower volume ($318 million).

During February 1999, PM Inc. announced plans to phase out cigarette production at its Louisville, Kentucky manufacturing plant. As a result, PM Inc. recorded a pre-tax charge of $130 million, principally for a portion of the cost of separation programs covering approximately 1,400 employees, during the first quarter of 1999. PM Inc. presently anticipates that the total pre-tax charges related to this plan will approximate $200 million, the balance of which is expected to be recorded in the second quarter of 1999. In addition, during the first quarter of 1998, PM Inc. recorded pre-tax charges of $95 million related to separation programs and $806 million related to settling health care cost recovery litigation in Minnesota.

Operating companies income for the first quarter of 1999 increased $688 million from the comparable 1998 period, due primarily to 1998 tobacco litigation settlement charges ($806 million) and price increases, net of cost increases ($434 million), partially offset by higher charges for separation programs ($35 million), higher marketing, administration and research costs ($328 million, primarily marketing) and lower volume ($216 million). Excluding the impact of the 1998 tobacco litigation settlement charges and the separation programs in each year, PM Inc.'s operating companies income of $1,048 million for the first quarter of 1999 decreased 7.3% from $1,131 million during the comparable 1998 period.

Domestic tobacco industry shipment volume during the first quarter of 1999 declined 9.7% from the first quarter of 1998 primarily as a result of settlement-related price increases and wholesalers' decisions to lower their inventories. PM Inc.'s shipment volume for the first quarter of 1999 was 49.3 billion units, a decrease of 9.6% from the comparable 1998 period. However, PM Inc. estimates that, excluding the effects of wholesalers' decisions to lower their inventories during the first quarter of 1999, its volume would have decreased by approximately 7.0%. For the first quarter of 1999, PM Inc.'s shipment market share was 50.4%, an increase of 0.1 share points over the comparable period of 1998. Marlboro shipment volume declined 1.8 billion units (4.6%) from the first quarter of 1998 to 37.0 billion units for a 37.9% share of the total industry, an increase of 2.0 share points over the comparable period of 1998.

Based on shipments, the premium segment accounted for approximately 73.9% of the domestic cigarette industry volume in the first quarter of 1999, an increase of
1.3 share points over the comparable period of 1998. In the premium segment, PM Inc.'s volume decreased 6.3% during the first quarter of 1999, compared with an 8.1% decrease for the industry, resulting in a premium segment share of 60.5%, an increase of 1.1 share points over the first quarter of 1998.

In the discount segment, PM Inc.'s shipments decreased 28.9% to 5.5 billion units in the first quarter of 1999, compared with an industry decline of 14.0%, resulting in a discount segment share of 21.8%, a decrease of 4.6 share points from the comparable period of 1998. Basic shipment volume for the first quarter of 1999 was down 25.0% at 4.5 billion units, for a 17.7% share of the discount segment, a decrease of 2.6 share points from the comparable 1998 period.

PM Inc. cannot predict future change or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments may be materially adversely affected by price increases related to tobacco litigation settlements and, if enacted, by increased excise taxes or other tobacco legislation discussed under "Tobacco-- Business Environment" above.

In November 1998, PM Inc. announced a price increase of $22.50 per thousand cigarettes on its domestic premium and discount brands. This followed similar price increases of $3.00 per thousand in July 1998, $2.50 per thousand in May 1998, $2.50 per thousand in April 1998 and $1.25 per thousand in January 1998. Each $1.00 per thousand increase by PM Inc. equates to a $0.02 increase in the price to wholesalers of each pack of twenty cigarettes.

In December 1998, PM Inc. paid $150 million for options to purchase the U.S. rights to manufacture and market three cigarette trademarks, L&M, Lark and Chesterfield, the international rights to which are already owned by PMI. Including the $150 million paid in December, the total acquisition price for these trademarks is expected to be approximately $300 million.

International tobacco. During the first quarter of 1999, international tobacco operating revenues increased $13 million (0.2%) over the first quarter of 1998, including excise taxes. Excluding excise taxes, operating revenues decreased $187 million (4.8%), due primarily to unfavorable volume/mix ($272 million), partially offset by price increases ($77 million) and favorable currency movements ($73 million). Operating companies income for the first quarter of 1999 increased $13 million (0.9%) over the comparable 1998 period, due primarily to price increases ($77 million), favorable currency movements ($31 million), and lower marketing, administration and research costs, partially offset by unfavorable volume/mix ($102 million).

PMI's volume decreased 22.3 billion units (11.2%) from the first quarter of 1998 to 177.2 billion units. PMI's volume decline was due primarily to weaker business conditions in Eastern Europe and parts of Asia and Latin America, partially offset by volume increases in Western Europe and Japan. Volume advanced in a number of important markets, including France, Spain, the Benelux and Scandinavian countries, Greece, Austria, Slovak Republic, Romania, Saudi Arabia, Egypt, Turkey, Japan, Mexico and Argentina. PMI recorded market share gains in virtually all major markets. In Germany, however, declines in PMI's share and the premium segment as a whole reflected competitive disadvantages, especially in the vending-machine segment, following a second-quarter 1998 industry price increase. Volume for Marlboro declined 1.8% on a reported basis as weakness in Eastern Europe and worldwide duty-free more than offset volume and share gains in many of PMI's major markets. However, on an equal trading day basis volume for Marlboro increased by 0.9%, while volume for PMI declined by 8.7%.

Although business conditions remained difficult in Eastern Europe during the first quarter of 1999, PMI recorded higher volume in the Asian markets of Korea, Singapore, Malaysia and Thailand. During the quarter, PMI accelerated its investment program to expand local manufacturing capacity in Eastern Europe to address the consumer affordability of its international brand portfolio, and plans to have additional capacity in place by the third quarter of 1999.

Food
----

Business Environment

Kraft Foods, Inc. ("Kraft"), the largest processor and marketer of retail packaged food in the United States, and its subsidiary, Kraft Foods International, Inc. ("KFI"), which markets coffee, confectionery and grocery products in Europe and the Asia/Pacific region, are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade. Additionally, certain subsidiaries and affiliates of PMI that manufacture and sell food products in Latin America are also subject to competitive challenges in various product categories and markets. To confront these challenges, Kraft, KFI and PMI continue to take steps to build the value of premium brands with new product and marketing initiatives, to improve their food business portfolios and to reduce costs.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, particularly dairy, coffee bean and cocoa prices. During the second half of 1998, the cost of certain United States dairy commodities reached record high levels. However, dairy commodity costs began to moderate early in the first quarter of 1999 and stabilized by the end of the first quarter of 1999. Coffee bean prices gradually declined during 1998 and the first quarter of 1999 after reaching a twenty-year high in May 1997. Declining coffee bean prices have led to price reductions by Kraft, KFI and their competitors.

During the first quarter of 1999, Kraft recorded a pre-tax charge of approximately $157 million, primarily for voluntary workforce reductions covering approximately 700 employees.

During 1998, KFI sold four international food businesses. The operating results of businesses divested were not material to consolidated operating results in any of the periods presented. Also during 1998, Kraft entered into a licensing agreement with the Starbucks coffee chain to market, sell and distribute Starbucks coffee to grocery customers across the United States. In addition, Kraft entered into a licensing agreement with the California Pizza Kitchen restaurant chain to manufacture, market and sell California Pizza Kitchen frozen pizza to grocery customers. Neither of these agreements had a material impact on Kraft's operating results for the first quarter of 1999.

Operating Results
                        For the Three Months Ended March 31,
                       --------------------------------------
                                                Operating
                       Operating Revenues   Companies Income
                       ------------------  ------------------
                                   (in millions)
                         1999      1998       1999      1998
                       --------  --------    ------    ------
North American food      $4,396    $4,365     $ 685    $  802
International food        2,242     2,310       246       235
                         ------    ------     -----    ------
Total food               $6,638    $6,675     $ 931    $1,037
                         ======    ======     =====    ======

North American food. During the first quarter of 1999, operating revenues increased $31 million (0.7%) from the first quarter of 1998, due primarily to favorable pricing ($52 million, largely a result of commodity driven price increases in cheese, partially offset by commodity driven price decreases in coffee), partially offset by unfavorable currency movements. Operating companies income for the first quarter of 1999 decreased $117 million (14.6%) from the first quarter of 1998, due primarily to a charge for voluntary workforce reductions ($157 million), higher marketing, administration and research costs ($46 million, the majority of which related to higher marketing expense), unfavorable product mix ($8 million) and unfavorable currency movements ($2 million), partially offset by cost decreases (aggregating $97 million, driven by lower manufacturing and commodity-related costs). Excluding the impact of the charge for voluntary workforce reductions in the first quarter of 1999, operating companies income of $842 million in 1999 increased 5.0% over $802 million in the first quarter of 1998.

Volume for the first quarter increased slightly over the comparable 1998 period. Volume gains were achieved by frozen pizza, resulting from the continued success of rising crust pizza; processed meats, with increases across most product categories; beverages, from the strength of ready-to-drink beverages and new product introductions; cheese, across most product lines; meals, primarily as a result of new product introductions during the second half of 1998; enhancers, due to higher shipments of pourable dressings and barbecue sauce; and desserts and snacks, due primarily to the impact of Easter marketing programs.
Offsetting the aforementioned volume gains were volume declines in coffee, with declines across most product categories following an exceptionally strong fourth quarter, and in cereals, due to aggressive competitive activity and a decline in the ready-to-eat cereal category. In Canada, volume declined due to retailers' decisions to lower their inventories, as well as aggressive competitive activity in cereals.

International food. Operating revenues for the first quarter of 1999 decreased $68 million (2.9%) from the first quarter of 1998, due to unfavorable volume/mix ($23 million), unfavorable pricing ($60 million) and the impact of divestitures ($14 million), partially offset by favorable currency movements ($29 million). Operating companies income for the first quarter of 1999 increased $11 million (4.7%) from the first quarter of 1998, due primarily to favorable net pricing (aggregating to $50 million, primarily related to lower coffee costs), favorable currency movements ($5 million) and favorable volume/mix ($3 million), partially offset by higher marketing, administration and research costs ($45 million). Excluding the operating results of the international food businesses divested in 1998, operating revenues of $2,242 million in the first quarter of 1999 decreased 2.4% from $2,296 million in 1998, and operating companies income of $246 million in 1999 increased 5.1% from $234 million in the first quarter of 1998.

KFI's coffee volume decreased from the comparable period of 1998, as lower commodity costs intensified price competition in Germany and led to trade inventory reductions in Sweden. Despite an overall decrease in coffee volume, KFI experienced share gains in roast and ground coffees in France, Sweden, Denmark and Austria, while soluble coffee brands gained share in the United Kingdom and Korea. Confectionery volume was down due to the continued weak business conditions in Russia; however volume outside Eastern Europe grew as a result of new products and line extensions. Volume also grew in KFI's cheese and grocery business, driven by volume and share advances in cream cheese products in Germany, Italy, Sweden and Australia; snack and lunch combinations in the United Kingdom and Germany; and powdered soft drink volume in Romania, the Middle East, Africa, China and the Philippines. In Latin America, volume declined from the comparable period of 1998 due primarily to lower confectionery sales in Brazil and lower powdered soft drink sales in Argentina, partially offset by higher powdered soft drink sales in Brazil and Mexico.

Beer
----

Miller's operating revenues for the first quarter of 1999 increased $6 million (0.6%) over the first quarter of 1998, due primarily to contract manufacturing fees. Operating companies income for the first quarter of 1999 increased $8 million (6.3%) over the first quarter of 1998, due primarily to contract manufacturing income and favorable price/mix ($11 million), partially offset by higher marketing, administration and research costs ($8 million).

Miller's domestic shipment volume of 9.9 million barrels for the first quarter of 1999 increased 0.5% from the comparable 1998 period, reflecting an increase in shipments of near-premium brands. Domestic shipments of premium brands were below the comparable 1998 period, due primarily to lower domestic shipments of Molson, Miller beer and Miller Genuine Draft, partially offset by double-digit increases for Icehouse and

Foster's. Domestic shipments of Miller Lite increased slightly from the first quarter of 1998. Domestic shipments of near-premium brand products increased on higher shipments of Miller High Life and Southpaw Light, while budget brand products decreased on lower shipments across all brands. Wholesalers' sales to retailers in the first quarter of 1999 decreased 1.0% from the comparable 1998 period, reflecting lower sales of Miller Lite, Miller Genuine Draft and Miller beer, partially offset by double-digit increases for Icehouse and Foster's. Export volume declined 21.6%, as volume shifted to sales under international licensing agreements.

During April 1999, Miller purchased four trademarks from the Pabst Brewing Company ("Pabst") and the Stroh Brewery Company ("Stroh"). Miller also agreed to increase its contract manufacturing of Pabst products, including brands that Pabst acquired from Stroh in a separate agreement. Miller expects to begin brewing and shipping the newly acquired brands and to increase its contract manufacturing during the second quarter of 1999. This expanded agreement is expected to have a positive impact on Miller's revenue and operating companies income for the remainder of 1999.

Financial Services
------------------

Philip Morris Capital Corporation's ("PMCC") financial services operating revenues and operating companies income increased in the first quarter of 1999 from the comparable 1998 period. These increases were due primarily to increased leasing and structured finance investments and the continued profitability of PMCC's existing portfolio of finance assets.

Financial Review
----------------

Net Cash Provided by Operating Activities
-----------------------------------------

During the first quarter of 1999, net cash provided by operating activities was $2.0 billion compared with $471 million in the comparable 1998 period. The increase primarily reflects the collection of higher settlement-related domestic tobacco revenues prior to the remittance of such amounts to state governments under the terms of the various state settlements negotiated in 1998.

Net Cash Used in Investing Activities
-------------------------------------

During the first quarter of 1999, net cash used in investing activities was $425 million, down from $480 million in 1998. The decrease primarily reflects the lower level of cash invested in capital expenditures and finance assets during the first quarter of 1999.

Net Cash Used in Financing Activities
-------------------------------------

During the first quarter of 1999, net cash of $2.4 billion was used in financing activities, as compared with $196 million provided by financing activities during the comparable 1998 period. This difference was primarily due to 1999 net debt repayments of $730 million compared with 1998 net debt issuances of $1.1 billion and to higher stock repurchases and dividends paid during the first quarter of 1999. In April 1999, subsequent to the end of the first quarter, the Company issued debt of $1.1 billion.

Debt and Liquidity
------------------

The Company's total debt (consumer products and financial services) was $13.8 billion and $14.7 billion at March 31, 1999 and December 31, 1998, respectively. Total consumer products debt was $13.1 billion and $14.0 billion at March 31, 1999 and December 31, 1998, respectively. At March 31, 1999 and December 31, 1998, the Company's ratio of consumer products debt to total equity was 0.83 and 0.86, respectively. The ratio of total debt to total equity was 0.87 and 0.91 at March 31, 1999 and December 31, 1998, respectively.

Subsequent to March 31, 1999, the Company completed a debt issuance of euro 1.0 billion (approximately U.S. $1.1 billion).

The Company and its subsidiaries maintain credit facilities with a number of lending institutions, amounting to approximately $12.2 billion. These include revolving bank credit agreements totaling $10.0 billion, which may be used to support any commercial paper borrowings by the Company and which are available for acquisitions and other corporate purposes. Of these revolving bank agreements, an agreement for $2.0 billion expires in October 1999, and an agreement for $8.0 billion expires in 2002, enabling the Company to refinance short-term debt on a long-term basis. The Company expects to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

The Company's credit ratings by Moody's at March 31, 1999 and December 31, 1998 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard & Poor's ("S&P") at March 31, 1999 and December 31, 1998 were "A-1" in the commercial paper market and "A" for long-term debt obligations.

As discussed in Note 5, PM Inc., along with other domestic tobacco companies, has entered into tobacco litigation settlement agreements that will require the domestic tobacco industry to make substantial annual payments in the following amounts: 1999, $4.2 billion; 2000, $9.2 billion; 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion; and thereafter, $9.4 billion. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as additional amounts as follows: 1999, $450 million; 2000, $416 million; and 2001 and 2002, $250 million. The domestic tobacco industry has also agreed in principle to contribute $5.15 billion over a period of twelve years into a fund to compensate the domestic tobacco growing community for the potential adverse economic impact of the foregoing tobacco settlements. PM Inc.'s portion of the foregoing payments is subject to adjustment for several factors, including inflation, relative market share and industry volume. While PM Inc.'s share of future annual payments is not currently determinable, it is anticipated that such future payments will be funded primarily through price increases.

As discussed above under "Tobacco--Business Environment," the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of the Company, PM Inc. and PMI.

Equity and Dividends
--------------------

During the first quarter of 1999, the Company repurchased 15.6 million shares of its common stock at a cost of $649 million. The repurchases were made under an existing $8 billion authority that expires in November 2001. At March 31, 1999, cumulative repurchases under the $8 billion authority totaled 23.4 million
shares at an aggregate cost of $1.1 billion.   The Company did not repurchase
any of its stock during the first quarter of 1998.

Dividends paid in the first quarter of 1999 and 1998 were $1.1 billion and $1.0 billion, respectively. During 1998, the Company's Board of Directors approved a 10% increase in the current quarterly dividend rate to $0.44 per share. As a result, the present annualized dividend rate is $1.76 per share.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents were $3.2 billion at March 31, 1999 and $4.1 billion at December 31, 1998, the decrease being largely attributable to the resumption of the Company's share repurchase program and a lower level of outstanding borrowings.

Market Risk
-----------

The Company is exposed to market risk, primarily related to foreign exchange, commodity prices and interest rates. These exposures are actively monitored by management. To manage the volatility relating to these exposures, the Company enters into a variety of derivative financial instruments. The Company's objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates, foreign currency rates and commodity prices. It is the Company's policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. Since the Company uses currency rate-sensitive and commodity price-sensitive instruments to hedge a certain portion of its existing and anticipated transactions, the Company expects that any loss in value for those instruments generally would be offset by increases in the value of those hedged transactions. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Foreign exchange rates. The Company is exposed to foreign exchange movements, primarily in European, Japanese, other Asian and Latin American currencies. Consequently, it enters into various contracts, which change in value as foreign exchange rates change, to preserve the value of commitments and anticipated transactions. The Company uses foreign currency option contracts to hedge certain anticipated foreign currency revenues and raw materials purchases. The Company also enters into short-term currency forward contracts, primarily to hedge intercompany transactions denominated in foreign currencies and to hedge the purchase of commodities. At March 31, 1999, the Company had long and short forward exchange/option contracts with U.S. dollar equivalent values of $3.8 billion and $4.0 billion, respectively. At December 31, 1998, the Company had long and short forward exchange/option contracts with U.S. dollar equivalent values of $3.6 billion and $4.5 billion, respectively.

The Company also seeks to protect its foreign currency net asset exposure, primarily the Swiss franc and the euro, through the use of foreign-currency denominated debt or currency swap agreements. At March 31, 1999 and December 31, 1998, the notional amounts of currency swap agreements aggregated $2.0 billion and $2.5 billion, respectively. Subsequent to March 31, 1999, the Company executed a euro to Swiss franc currency swap with a notional principal of $800 million.

Commodities. The Company is exposed to price risk related to anticipated purchases of certain commodities used as raw materials by the Company's food businesses. Accordingly, the Company enters into commodity future, forward and option contracts to manage fluctuations in prices of anticipated purchases, primarily coffee, cocoa, sugar, wheat and corn. At March 31, 1999 and December 31, 1998, the Company had net long commodity positions of $332 million and $158 million, respectively. Unrealized gains/losses on net commodity positions were immaterial at March 31, 1999 and December 31, 1998.

Interest rates. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At March 31, 1999 and December 31, 1998, the Company had an interest rate swap agreement which converted $800 million of fixed rate debt to variable rate debt.

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at March 31, 1999 and December 31, 1998, or the Company's results of operations for the three months ended March 31, 1999 or the year ended December 31, 1998.

New Accounting Standards
------------------------

During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company by January 1, 2000. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

Contingencies
-------------

See Note 5 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, and the effects of price increases related to concluded tobacco litigation settlements. Each of the Company's operating subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials, local economic conditions and the potential impact of the CDC issue. In addition, PMI, KFI and Kraft are subject to the effects of foreign economies, currency movements and the conversion to the euro. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     See Note 5. "Contingencies," of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries. See also Exhibits 99.1, 99.2, and 99.3 to this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders was held in Richmond, Virginia on April 29, 1999. 1,950,651,864 shares of Common Stock, 80.4% of outstanding shares, were represented in person or by proxy.

     The following fifteen directors were elected to a one-year term expiring in 2000:

                                   Number of Shares
                               -----------------------------
                                    For            Withheld
                               -------------      ----------
Elizabeth E. Bailey            1,940,081,142      10,570,722
Geoffrey C. Bible              1,940,358,905      10,292,959
Murray H. Bring                1,940,469,914      10,181,950
Harold Brown                   1,939,835,896      10,815,968
William H. Donaldson           1,940,558,525      10,093,339
Jane Evans                     1,940,142,315      10,509,549
J. Dudley Fishburn             1,938,863,799      11,788,065
Robert E. R. Huntley           1,940,052,843      10,599,021
Rupert Murdoch                 1,939,022,371      11,629,493
John D. Nichols                1,940,542,430      10,109,434
Lucio A. Noto                  1,940,922,708       9,729,156
Richard D. Parsons             1,940,402,334      10,249,530
John S. Reed                   1,940,466,691      10,185,173
Carlos Slim Helu               1,940,164,760      10,487,104
Stephen M. Wolf                1,939,839,229      10,812,635

     The selection of PricewaterhouseCoopers LLP as independent accountants was approved: 1,908,745,027 shares voted in favor; 3,885,276 shares voted against and 38,021,561 shares abstained (including broker non-votes).

     The four stockholder proposals were defeated:

Stockholder Proposal 1 - Protecting Youth from Smoking in Developing Countries:
112,400,072 shares voted in favor; 1,445,990,400 shares voted against and 392,261,392 shares abstained (including broker non-votes).

Stockholder Proposal 2 - Establish a Review Committee to Investigate and Recommend Actions Related to Smuggled Cigarettes of the Company: 79,477,854 shares voted in favor; 1,460,587,457 shares voted against and 410,586,553 shares abstained (including broker non-votes).

Stockholder Proposal 3 - Tobacco Executives' Compensation and Reduction of Teen
Tobacco: 64,480,689 shares voted in favor; 1,496,468,018 shares voted against and 389,703,157 shares abstained (including broker non-votes).

Stockholder Proposal 4 - Ensuring That Tobacco Ads Are Not Youth-Friendly:
83,252,543 shares voted in favor; 1,449,215,801 shares voted against and 418,183,520 shares abstained (including broker non-votes).

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits

          3.2 By-Laws, as amended, of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998.)

         12 Statement regarding computation of ratios of earnings to fixed charges.

         27     Financial Data Schedule.

         99.1   Certain Pending Litigation Matters and Recent Developments.

         99.2   Status of Master Settlement Agreement.

         99.3   Trial Schedule for Certain Cases.

  (b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K, dated January 29, 1999, containing the Registrant's consolidated financial statements for the year ended December 31, 1998.

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

            May 14, 1999