Form 10-Q
period 1999-06-30
PHILIP MORRIS COMPANIES INC
filed 1999-08-13
CIK 764180

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At July 31, 1999, there were 2,390,127,126 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
               June 30, 1999 and December 31, 1998                        3 - 4

          Condensed Consolidated Statements of Earnings for the
               Six Months Ended June 30, 1999 and 1998                      5
               Three Months Ended June 30, 1999 and 1998                    6

          Condensed Consolidated Statements of Stockholders'
               Equity for the Year Ended December 31, 1998 and the
               Six Months Ended June 30, 1999                               7

          Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1999 and 1998                    8 - 9

          Notes to Condensed Consolidated Financial Statements           10 - 23

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                      24 - 43

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                               44

Item 6.   Exhibits and Reports on Form 8-K.                                44

Signature                                                                  45

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                      June 30,     December 31,
                                                        1999          1998
                                                      --------     ------------
ASSETS
Consumer products
  Cash and cash equivalents                           $ 4,408       $ 4,081

  Receivables, net                                      4,865         4,691

  Inventories:
    Leaf tobacco                                        4,260         4,729
    Other raw materials                                 1,917         1,728
    Finished product                                    2,927         2,988
                                                      -------       -------
                                                        9,104         9,445

  Other current assets                                  2,095         2,013
                                                      -------       -------

   Total current assets                                20,472        20,230

  Property, plant and equipment, at cost               21,275        21,234
    Less accumulated depreciation                       9,105         8,899
                                                      -------       -------
                                                       12,170        12,335
  Goodwill and other intangible assets
    (less accumulated amortization of
     $5,605 and $5,436)                                17,268        17,566

  Other assets                                          3,492         3,309
                                                      -------       -------

    Total consumer products assets                     53,402        53,440

Financial services
  Finance assets, net                                   6,911         6,324
  Other assets                                            140           156
                                                      -------       -------

    Total financial services assets                     7,051         6,480
                                                      -------       -------

      TOTAL ASSETS                                    $60,453       $59,920
                                                      =======       =======

            See notes to condensed consolidated financial statements.

                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                        June 30,    December 31,
                                                          1999         1998
                                                        --------    ------------
LIABILITIES
Consumer products
  Short-term borrowings                                 $    197    $    225
  Current portion of long-term debt                        1,123       1,822
  Accounts payable                                         2,630       3,359
  Accrued marketing                                        2,617       2,637
  Accrued taxes, except income taxes                       1,745       1,408
  Accrued settlement charges                               2,732       1,135
  Other accrued liabilities                                3,087       3,576
  Income taxes                                             1,356       1,144
  Dividends payable                                        1,061       1,073
                                                        --------    --------

    Total current liabilities                             16,548      16,379

  Long-term debt                                          12,386      11,906
  Deferred income taxes                                      956         929
  Accrued postretirement health care costs                 2,587       2,543
  Other liabilities                                        6,592       7,019
                                                        --------    --------

    Total consumer products liabilities                   39,069      38,776

Financial services
  Long-term debt                                             666         709
  Deferred income taxes                                    4,217       4,151
  Other liabilities                                          560          87
                                                        --------    --------

    Total financial services liabilities                   5,443       4,947
                                                        --------    --------

    Total liabilities                                     44,512      43,723

Contingencies (Note 5)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                            935         935

  Earnings reinvested in the business                     27,957      26,261

  Accumulated other comprehensive earnings (including
    currency translation of $1,684 and $1,081)            (1,709)     (1,106)
                                                        --------    --------
                                                          27,183      26,090
  Less cost of repurchased stock
      (407,880,049 and 375,426,742 shares)                11,242       9,893
                                                        --------    --------

    Total stockholders' equity                            15,941      16,197
                                                        --------    --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 60,453    $ 59,920
                                                        ========    ========

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                        For the Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                           1999         1998
                                                         -------      -------
Operating revenues                                       $39,307      $37,361

Cost of sales                                             14,747       13,590

Excise taxes on products                                   8,606        8,419
                                                         -------      -------

         Gross profit                                     15,954       15,352

Marketing, administration and research costs               8,924        8,354

Settlement charges (Note 5)                                             1,005

Amortization of goodwill                                     292          290
                                                         -------      -------

         Operating income                                  6,738        5,703

Interest and other debt expense, net                         428          482
                                                         -------      -------

         Earnings before income taxes                      6,310        5,221

Provision for income taxes                                 2,493        2,103
                                                         -------      -------

         Net earnings                                    $ 3,817      $ 3,118
                                                         =======      =======

Per share data:

   Basic earnings per share                              $  1.58      $  1.28
                                                         =======      =======

   Diluted earnings per share                            $  1.57      $  1.28
                                                         =======      =======

   Dividends declared                                    $  0.88      $  0.80
                                                         =======      =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                              June 30,
                                                      --------------------------
                                                         1999         1998
                                                        -------      -------
Operating revenues                                      $19,810      $18,978

Cost of sales                                             7,487        6,883

Excise taxes on products                                  4,243        4,192
                                                        -------      -------

         Gross profit                                     8,080        7,903

Marketing, administration and research costs              4,358        4,420

Settlement charges (Note 5)                                              199

Amortization of goodwill                                    145          144
                                                        -------      -------

         Operating income                                 3,577        3,140

Interest and other debt expense, net                        222          238
                                                        -------      -------

         Earnings before income taxes                     3,355        2,902

Provision for income taxes                                1,325        1,166
                                                        -------      -------

         Net earnings                                   $ 2,030      $ 1,736
                                                        =======      =======

Per share data:

   Basic earnings per share                             $  0.84      $  0.72
                                                        =======      =======

   Diluted earnings per share                           $  0.84      $  0.71
                                                        =======      =======

   Dividends declared                                   $  0.44      $  0.40
                                                        =======      =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1998 and
                       the Six Months Ended June 30, 1999
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                            Accumulated
                                                                     Other Comprehensive Earnings
                                                        Earnings     ----------------------------                  Total
                                                        Reinvested   Currency                         Cost of      Stock-
                                            Common      in the       Translation                      Repurchased  holders'
                                            Stock       Business     Adjustments  Other    Total      Stock        Equity
                                            -----       --------     -----------  -----    -----      -----        ------
Balances, January 1, 1998                   $     935   $  24,924    $ (1,109)             $(1,109)   $  (9,830)   $  14,920

Comprehensive earnings:
 Net earnings                                               5,372                                                      5,372
 Other comprehensive earnings,
    net of income taxes:
     Currency translation adjustments                                      28                   28                        28
     Additional minimum pension liability                                        $  (25)       (25)                      (25)
                                                                     --------    ------    -------                 ---------
 Total other comprehensive earnings                                        28       (25)         3                         3
                                                                     --------    ------    -------                 ---------
Total comprehensive earnings                                                                                           5,375

Exercise of stock options and
 issuance of other stock awards                                50                                           287          337
Cash dividends
 declared ($1.68 per share)                                (4,085)                                                    (4,085)
Stock repurchased                                                                                          (350)        (350)
                                            ---------   ---------    --------    ------    -------    ---------    ---------

 Balances, December 31, 1998                      935      26,261      (1,081)      (25)    (1,106)      (9,893)      16,197


Comprehensive earnings:
 Net earnings                                               3,817                                                      3,817
 Other comprehensive earnings,
    net of income taxes:
     Currency translation adjustments                                    (603)                (603)                     (603)
                                                                     --------              -------                 ---------
 Total other comprehensive earnings                                      (603)                (603)                     (603)
                                                                     --------              -------                 ---------
Total comprehensive earnings                                                                                           3,214

Exercise of stock options and
 issuance of other stock awards                                 4                                            83           87
Cash dividends
 declared ($0.88 per share)                                (2,125)                                                    (2,125)
Stock repurchased                                                                                        (1,432)      (1,432)
                                            ---------   ---------    --------    ------    -------    ---------    ---------

 Balances, June 30, 1999                    $     935   $  27,957    $ (1,684)   $  (25)   $(1,709)   $ (11,242)   $  15,941
                                            =========   =========    ========    ======    =======    =========    =========

Total comprehensive earnings, which represents net earnings partially offset by currency translation adjustments, were $1,902 million and $1,696 million, respectively, for the quarters ended June 30, 1999 and 1998, and $2,897 million for the first six months of 1998.

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                  For the Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                      1999       1998
                                                    -------    -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                    $ 3,749    $ 3,059
             - Financial services                        68         59
                                                    -------    -------

        Net earnings                                  3,817      3,118
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Depreciation and amortization                         824        828
  Deferred income tax provision                          27        121
  Gain on sale of a business                            (20)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                   (383)    (1,133)
    Inventories                                          53        (63)
    Accounts payable                                   (638)      (951)
    Income taxes                                        235        176
    Accrued liabilities and other current assets      1,566        778
  Other                                                (173)       660
Financial services
  Deferred income tax provision                          66         59
  Other                                                  77         66
                                                    -------    -------

        Net cash provided by operating activities     5,451      3,659
                                                    -------    -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                                 (724)      (806)
  Purchases of businesses, net of acquired cash        (385)
  Proceeds from sales of businesses                      29
  Other                                                (111)        22
Financial services
  Investments in finance assets                        (196)      (263)
  Proceeds from finance assets                           38         67
                                                    -------    -------

        Net cash used in investing activities        (1,349)      (980)
                                                    -------    -------

            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                    For the Six Months Ended
                                                             June 30,
                                                    ------------------------
                                                        1999       1998
                                                      -------    -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net (repayment) issuance of short-term borrowings   $    (9)   $   693
  Long-term debt proceeds                               1,275      1,985
  Long-term debt repaid                                (1,339)    (1,205)
Financial Services
  Net issuance of short-term borrowings                              103

Dividends paid                                         (2,137)    (1,942)
Issuance of common stock                                   69         98
Repurchase of common stock                             (1,475)
Other                                                     (54)       (73)
                                                      -------    -------

  Net cash used in financing activities                (3,670)      (341)
                                                      -------    -------

Effect of exchange rate changes on cash and
  cash equivalents                                       (105)       (15)
                                                      -------    -------

Cash and cash equivalents:

  Increase                                                327      2,323

  Balance at beginning of period                        4,081      2,282
                                                      -------    -------

  Balance at end of period                            $ 4,408    $ 4,605
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

Note 2. Recently Adopted Accounting Standards:

In 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The Company adopted SOP No. 98-5 effective January 1, 1999. Neither the adoption of SOP 98-5 nor its application for the six months or the quarter ended June 30, 1999 had an effect on the Company's financial position or results of operations.

Note 3. Earnings Per Share:

Basic and diluted earnings per share ("EPS") were calculated using the following:

                                                     For the Six Months Ended
                                                             June 30,
                                                     ------------------------
                                                         1999         1998
                                                         ----         ----
                                                          (in millions)

Net earnings                                           $3,817       $3,118
                                                       ======       ======

Weighted average shares for
  basic EPS                                             2,415        2,427

Plus incremental shares from conversions:
  Restricted stock and stock rights                         2            1
  Stock options                                            11           15
                                                       ------       ------

Weighted average shares for
  diluted EPS                                           2,428        2,443
                                                       ======       ======

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                     For the Three Months Ended
                                                             June 30,
                                                     ------------------------
                                                         1999         1998
                                                         ----         ----
                                                          (in millions)

Net earnings                                           $2,030       $1,736
                                                       ======       ======

Weighted average shares for
  basic EPS                                             2,406        2,428

Plus incremental shares from conversions:
  Restricted stock and stock rights                         2            1
  Stock options                                             9           14
                                                       ------       ------

Weighted average shares for
  diluted EPS                                           2,417        2,443
                                                       ======       ======

Options on shares of common stock were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive, as follows:

                                                           1999         1998
                                                           ----         ----
                                                             (in millions)
For the three months ended June 30,                         37           39
For the six months ended June 30,                           15           20

Note 4. Segment Reporting:

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

The Company's management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the reportable segments excludes general corporate expenses, minority interest and amortization of goodwill. Interest and other debt expense, net (consumer products) and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management. Goodwill and amortization of goodwill are principally attributable to the North American food segment.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Reportable segment data were as follows:

                                                    For the Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                      1999            1998
                                                    --------       --------
                                                          (in millions)
Operating revenues:
   Domestic tobacco                                 $  9,195       $  7,062
   International tobacco                              14,266         14,274
   North American food                                 9,022          8,905
   International food                                  4,446          4,805
   Beer                                                2,208          2,176
   Financial services                                    170            139
                                                    --------       --------
      Total operating revenues                      $ 39,307       $ 37,361
                                                    ========       ========

Operating companies income:
   Domestic tobacco                                 $  2,069       $  1,061
   International tobacco                               2,683          2,670
   North American food                                 1,631          1,686
   International food                                    521            507
   Beer                                                  314            286
   Financial services                                    110             93
                                                    --------       --------
      Total operating companies income                 7,328          6,303
   Amortization of goodwill                             (292)          (290)
   General corporate expenses                           (235)          (248)
   Minority interest                                     (63)           (62)
                                                    --------       --------
      Total operating income                           6,738          5,703
   Interest and other debt expense, net                 (428)          (482)
                                                    --------       --------
      Total earnings before income taxes            $  6,310       $  5,221
                                                    ========       ========

                                                   For the Three Months Ended
                                                            June 30,
                                                   --------------------------
                                                      1999            1998
                                                    --------       --------
Operating revenues:                                       (in millions)
   Domestic tobacco                                 $  4,735       $  3,726
   International tobacco                               6,926          6,947
   North American food                                 4,626          4,540
   International food                                  2,204          2,495
   Beer                                                1,222          1,196
   Financial services                                     97             74
                                                    --------       --------
      Total operating revenues                      $ 19,810       $ 18,978
                                                    ========       ========

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             June 30,
                                                    --------------------------
                                                       1999           1998
                                                     --------       --------
Operating companies income:                               (in millions)
   Domestic tobacco                                  $  1,151       $    831
   International tobacco                                1,252          1,252
   North American food                                    946            884
   International food                                     275            272
   Beer                                                   178            158
   Financial services                                      60             51
                                                     --------       --------
      Total operating companies income                  3,862          3,448
   Amortization of goodwill                              (145)          (144)
   General corporate expenses                            (111)          (133)
   Minority interest                                      (29)           (31)
                                                     --------       --------
      Total operating income                            3,577          3,140
   Interest and other debt expense, net                  (222)          (238)
                                                     --------       --------
      Total earnings before income taxes             $  3,355       $  2,902
                                                     ========       ========

Operating companies income for the first six months and the second quarter of 1999 includes pre-tax charges of $175 million and $45 million, respectively, in the domestic tobacco segment related to the cost for separation programs covering approximately 1,400 employees at the Philip Morris Incorporated ("PM Inc.") Louisville, Kentucky manufacturing plant. In addition, operating companies income for the first six months of 1999 includes pre-tax charges of $157 million related primarily to voluntary workforce reductions covering approximately 1,100 employees in the Company's North American food segment. During the first six months and second quarter of 1998, operating companies income for the domestic tobacco segment included pre-tax tobacco litigation settlement charges of $1,005 million and $199 million, respectively, related to settling health care cost recovery litigation. In addition, 1998 operating companies income for the domestic tobacco segment was further reduced by pre-tax charges of $309 million and $214 million for the first six months and second quarter of 1998, respectively, related to voluntary early retirement and separation programs. General corporate expenses for the first six months and the second quarter of 1998 also included a pre-tax charge of $18 million related to voluntary early retirement and separation programs at the Company's corporate headquarters.

Note 5. Contingencies:

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

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

reimbursement for health care expenditures allegedly caused by cigarette smoking, and (iv) other tobacco-related litigation, including suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and asbestos contribution cases range into the billions of dollars. Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery cases and certain other actions pending as of August 1, 1999, and discusses certain developments in such cases since April 1, 1999.

In recent years, there has been a substantial increase in the number of tobacco-related cases being filed.

As of August 1, 1999, there were approximately 425 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company, compared with approximately 410 such cases on August 1, 1998, and approximately 190 such cases on August 1, 1997. Many of these cases are pending in New York, West Virginia and Florida. Twelve of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS").

In addition, as of August 1, 1999, there were approximately 55 smoking and health putative class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 55 such cases on August 1, 1998, and approximately 25 such cases on August 1, 1997. Most of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

As of August 1, 1999, there were approximately 80 health care cost recovery actions pending in the United States (excluding the cases covered by the 1998 Master Settlement Agreement discussed below), compared with approximately 140 health care cost recovery cases pending on August 1, 1998, and 75 cases on August 1, 1997.

There are also a number of tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including approximately 35 smoking and health cases initiated by one or more individuals (Argentina
(25), Brazil (1), Canada (1), Ireland (1), Italy (1), Japan (1), the Philippines
(1), Scotland (1), Spain (1) and Turkey (2)), up from approximately 20 such cases in August 1998. In addition, there are nine smoking and health putative class actions pending outside the United States (Australia (2), Brazil (2), Canada (3), Israel (1; not officially served) and Nigeria (1)), up from four in August 1998. In addition, during the past two years, health care cost recovery actions have been brought in Israel, the Marshall Islands, British Columbia, Canada and France (by a local agency of the French social security health insurance system) and, in the United States, by Bolivia, Guatemala, Panama, Nicaragua, Thailand (recently voluntarily dismissed), Venezuela and the State of Rio de Janeiro, Brazil.

Industry Trial Results

There have been several jury verdicts in tobacco-related litigation during the past three years. On July 9, 1999, a Louisiana jury returned a verdict in favor of defendants in an individual smoking and health case against other cigarette manufacturers. On July 7, 1999, the jury in the Engle smoking and health class action pending in Florida returned a verdict against PM Inc. and several other tobacco companies in "Phase One" of the trial, which concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Liability and damages in relation to any individual class member were not decided in Phase One (see "Engle Trial" below for a more detailed discussion of the Phase One verdict and certain other developments in this case).

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In June 1999, a Mississippi jury returned a verdict in favor of defendants, including PM Inc., in an action brought on behalf of an individual who died allegedly as a result of exposure to ETS. In May 1999, a Missouri jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. Also in May 1999, a Tennessee jury returned a verdict in favor of defendants, including PM Inc., in two of three individual smoking and health cases consolidated for trial. In the third case (not involving PM Inc.), the jury found liability against defendants and apportioned fault between plaintiff and defendants equally. Under Tennessee's system of modified comparative fault, because the jury found plaintiff's fault equal to that of the defendants, recovery was not permitted. In March 1999, an Oregon jury awarded $800,000 in actual damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM Inc. In February 1999, a California jury awarded $1.5 million in compensatory damages and $50 million in punitive damages against PM Inc. The punitive damage awards in the Oregon and California actions have been reduced to $32 million and $25 million, respectively. In July 1999, the court denied PM Inc.'s motion for a new trial and its motion for a judgment notwithstanding the verdict in the Oregon case. PM Inc. is appealing this decision as well as the verdicts and the damage awards in these cases. In March 1999, a jury returned a verdict in favor of defendants, including PM Inc., on all counts in a union health care cost recovery action brought on behalf of approximately 114 employer-employee trust funds in Ohio. Plaintiffs' motion for a new trial has been denied and plaintiffs are appealing to the United States Sixth Circuit Court of Appeals.

Previously, juries had returned verdicts for defendants in three individual smoking and health cases and in one individual ETS smoking and health case. In January 1999, a Florida court set aside a jury award totaling approximately $1 million in a smoking and health case against another United States cigarette manufacturer and ordered a new trial in the case. In June 1998, a Florida appeals court reversed a $750,000 jury verdict awarded in August 1996 against another United States cigarette manufacturer and the Florida Supreme Court has since agreed to review this ruling. In 1997, a court in Brazil awarded plaintiffs in a smoking and health case the Brazilian currency equivalent of $81,000, attorneys' fees and a monthly annuity for 35 years equal to two-thirds of the deceased smoker's last monthly salary. In March 1999, an appeals court reversed the trial court's award and dismissed the case. Neither the Company nor its affiliates were parties to that action.

Engle Trial

Trial in this Florida smoking and health class action case began in July 1998. The plaintiff class seeks compensatory and punitive damages, each in excess of one hundred billion dollars, as well as attorneys' fees and court costs. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine.

On July 7, 1999, the jury returned a verdict against defendants in Phase One of the three phase trial plan. The Phase One verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that smoking cigarettes causes twenty diseases or medical conditions, that cigarettes are addictive or dependence producing, defective and unreasonably dangerous, that defendants made materially false statements with the intention of misleading smokers, that defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and that defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages."

Liability and damages in relation to any individual class member were not decided in Phase One. Phase Two of the trial plan is scheduled to commence on September 7, when two of the named plaintiffs will have their claims adjudicated in a consolidated trial before the same jury which returned the verdict in Phase One. Under the trial plan, the jury in Phase Two will determine issues of specific causation, reliance, affirmative defenses, and other individual-specific issues related to the claims of the two named plaintiffs and their entitlement to damages, if any.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Phase Three of the trial plan would address other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

On July 29, 1999, the trial judge denied defendants' motions to set aside the Phase One verdict, to grant a new trial and to decertify the class. By order dated July 30, 1999 and supplemented on August 2, 1999 (together, the "order"), the trial judge amended the trial plan in respect of the manner of determining punitive damages, if any. The order provides that the jury in Phase Two will determine punitive damages, if any, on a dollar amount basis for the entire qualified class.

Defendants will seek immediate appellate relief from the order on various grounds including that (i) the order violates the appellate court's earlier ruling that "individual issues will have to be tried as to each class member, principally the issue of damages", (ii) under applicable law, punitive damages may not be awarded to any particular plaintiff before first determining that defendants are liable to that plaintiff and the amount of actual harm caused to that plaintiff, (iii) under the U.S. Constitution, as recently decided by the U.S. Supreme Court, a punitive damage award must bear a reasonable relationship to actual damages (which is an impossibility under the amended trial plan because liability and actual damages will not be determined at the time punitive damages, if any, are set), (iv) the order effectively and unlawfully certifies a new class for purposes of determining punitive damages, and (v) the order is unlawful and unconstitutional on other enumerated grounds. Although there is no assurance that appellate review will be forthcoming at this stage of the proceedings, PM Inc. and the Company believe that if appellate review is granted it should be successful.

If appellate review is not forthcoming at this stage or is not successful, it is unclear how the order would be implemented. The order provides that the punitive damage amount, if any, should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, a process that could take years to conclude. PM Inc. and the Company do not believe that an adverse class-wide punitive damage award in Phase Two would permit entry of a judgment at that time that would require the posting of a bond to stay its execution pending appeal or that any party would be entitled to execute on such a judgment in the absence of a bond. However, in a worst case scenario, it is possible that a judgment for punitive damages could be entered in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. PM Inc. and the Company believe that such a result would be unconstitutional and would also violate Florida laws. PM Inc. and the Company will take all appropriate steps to seek to prevent this worst case scenario from occurring and believe these efforts should be successful.

On August 2, 1999, PM Inc. and other defendants filed a motion to disqualify the trial judge after recently having called to their attention press reports stating that the judge is a former smoker. The motion asserts among other things that the trial judge was required to disqualify himself because he has a serious medical condition of a type that the plaintiffs claim and the jury has now found is caused by smoking, making him financially interested in the result of the case and, under plaintiffs' theory of the case, a potential member of the plaintiff class. On August 4, 1999, the trial judge denied the disqualification motion; PM Inc. and the Company believe that the denial was in error and defendants have appealed the denial.

PM Inc. and the Company remain of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the overwhelming majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. PM Inc. intends to challenge the class certification, as well as other numerous reversible errors that it believes occurred during the Phase One trial, at the earliest time that an appeal of these issues is permissible under Florida law. In any event, PM Inc. would be entitled to appeal these issues following any judgment in favor of an individual named or absent class member plaintiff. PM Inc. and the Company believe that such an appeal should prevail.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Upcoming Trial Dates

As set forth in Exhibit 99.3, additional cases against PM Inc. and, in some cases, the Company as well, are scheduled for trial through the end of 2000, including six health care cost recovery actions, two purported smoking and health class actions, two asbestos contribution cases (discussed below), two "Proposition 65" cases (discussed below) and approximately 16 individual smoking and health cases. Cases against other tobacco companies are also scheduled for trial during this period. Trial dates, however, are subject to change.

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

The settlement agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 1999, $4.2 billion (of which PM Inc. has paid a majority of its share); 2000, $9.2 billion; 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion; and, thereafter, $9.4 billion. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as additional amounts as follows: 1999, $450 million; 2000, $416 million; and 2001 through 2002, $250 million. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of the future adjusted payments and legal fees, which is not currently estimable, will be based on its share of domestic cigarette shipments in the year preceding that in which the payment is due.

The State Settlement Agreements also include provisions, discussed below in Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, lobbying activities and other provisions.

As set forth in Exhibit 99.2, the MSA has been initially approved by trial courts in all settling jurisdictions. If a jurisdiction does not obtain "final judicial approval" (as defined in Exhibit 99.2) of the MSA by December 31, 2001, then, unless the settling defendants and the relevant jurisdiction agree otherwise, the agreement will be terminated with respect to such jurisdiction.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing community to address concerns about the potential adverse economic impact of the MSA on that community. To that end, the four major domestic tobacco product manufacturers, including PM Inc., have agreed to participate in the establishment of a $5.15 billion trust fund to be administered for the benefit of the tobacco-growing community. The trust will be funded by these four manufacturers over 12 years, beginning in 1999. PM Inc. has agreed to pay $300 million into the trust in 1999, which amount was charged against 1998 operating companies income. Subsequent industry payments are to be adjusted for several factors, including inflation and United States cigarette volume, and are to be allocated based on each manufacturer's relative market share.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The Company believes that the State Settlement Agreements may materially adversely affect the business, volume, results of operations, cash flows or financial position of PM Inc. and the Company in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements. As of August 1, 1999, manufacturers representing almost all domestic shipments in 1998 had agreed to become subject to the terms of the MSA.

Certain litigation has arisen out of the State Settlement Agreements, including the actions described below, as well as actions in California, Colorado, Florida, Illinois and Wisconsin in which plaintiffs are seeking a portion of the state's settlement proceeds.

In December 1998, a putative class action was filed against PM Inc. and certain other domestic tobacco manufacturers on behalf of a class consisting of citizens of the United States who consume tobacco products manufactured by defendants. One count of the complaint alleges that defendants conspired to raise the prices of their tobacco products in order to pay the costs of the MSA in violation of the federal antitrust laws. The other two counts allege that the actions of defendants amount to an unconstitutional deprivation of property without due process of law and an unlawful burdening of interstate trade. The complaint seeks unspecified damages (to be trebled under the antitrust count), injunctive and declaratory relief, costs and attorneys' fees. In April 1999, the court granted defendants' motions for summary judgment and plaintiffs have appealed.

In February 1999, a putative class action was filed on behalf of tobacco consumers in the United States against the States of California and Utah, other public entity defendants, certain domestic tobacco manufacturers, including PM Inc., and others, challenging the MSA. Plaintiffs are seeking, among other things, an order (i) prohibiting the states from collecting any monies under the MSA, (ii) restraining the domestic tobacco manufacturers from further collection of price increases related to the MSA and compelling them to reimburse to plaintiffs all monies paid by plaintiffs in the form of price increases related to the MSA, and (iii) declaring the MSA "unfair, discriminatory, unconstitutional and unenforceable."

In April 1999, a putative class action was filed on behalf of all firms who directly buy cigarettes in the United States from defendant tobacco manufacturers. The complaint alleges violation of antitrust law, based in part on the MSA. Plaintiffs seek treble damages computed as three times the difference between current prices and the price plaintiffs would have paid for cigarettes in the absence of an alleged conspiracy to restrain and monopolize trade in the domestic cigarette market, together with attorneys' fees. Plaintiffs also seek injunctive relief against certain aspects of the MSA and against PM Inc.'s acquisition of the U.S. rights to manufacture and market three cigarette trademarks, L&M, Lark and Chesterfield.

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

In May 1996, the Fifth Circuit Court of Appeals in the Castano case held that a putative class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of August 1, 1999, smoking and health class actions were pending in Alabama, Arkansas, California, District of Columbia, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and West Virginia, as well as in Australia, Brazil, Canada, Israel and Nigeria. Class certification has been denied or reversed by courts in 17 smoking and health class actions involving PM Inc. in Arkansas, Louisiana, District of Columbia, Illinois, New York (2), Pennsylvania, Puerto Rico, New Jersey (6), Ohio, Wisconsin and Kansas, while classes remain certified in three cases in Florida, Louisiana and Maryland. A number of these class certification decisions are on appeal. In May 1999, the United States Supreme Court declined to review the Third Circuit Court of Appeals' decision to affirm a lower court's decertification of a class. Class certification motions are pending in a number of the other putative smoking and health class actions. As mentioned above, one ETS smoking and health class action was settled in 1997.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                      Health Care Cost Recovery Litigation

In certain of the pending proceedings, domestic and foreign governmental entities and non-governmental plaintiffs, including union health and welfare funds ("unions"), native American tribes, insurers and self-insurers, taxpayers and others are seeking reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, for future expenditures and damages as well. Certain of these cases purport to be brought on behalf of a class of plaintiffs and, in some cases, the class has been certified by the court. In one health care cost recovery case, private citizens seek recovery of alleged tobacco-related health care expenditures incurred by the federal Medicare program. In another, Blue Cross subscribers seek reimbursement of allegedly increased medical insurance premiums caused by tobacco products. In the native American cases, claims are also asserted for alleged lost productivity of tribal government employees. Other relief sought by some but not all plaintiffs includes punitive damages, treble/multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

Excluding the cases covered by the MSA, as of August 1, 1999, there were approximately 80 health care cost recovery cases pending in the United States against PM Inc. and, in some cases, the Company, of which approximately 50 were filed by unions. Health care cost recovery actions have also been brought in Israel, the Marshall Islands, British Columbia, Canada and France and, in the United States, by Bolivia, Guatemala, Panama, Nicaragua, Thailand (voluntarily dismissed), Venezuela and the State of Rio de Janeiro, Brazil. The actions brought by Bolivia, Guatemala, Nicaragua and Venezuela have been consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. Other foreign entities and others have stated that they are considering filing health care cost recovery actions. In January 1999, President Clinton announced that the United States Department of Justice is preparing a litigation plan to take tobacco companies to court and to use recovered funds to strengthen Medicare. Recent press reports indicate that the Department of Justice is continuing its assessment of possible theories for proceeding.

Recently, three federal appeals courts issued rulings in health care cost recovery actions that were favorable to the tobacco industry. In March 1999, the United States Third Circuit Court of Appeals affirmed the district court's final judgment dismissing plaintiffs' complaint and ruling that "all of plaintiffs' primary claims [were] too remote from any alleged wrongdoing of defendants, and other claims [were] concomitantly lacking in merit" and failed on proximate cause grounds. In April 1999, the United States Second Circuit Court of Appeals

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

reversed another district court's order denying defendants' motion to dismiss on remoteness grounds and instructed the district court to dismiss the complaint. Similarly, in July 1999, the United States Ninth Circuit Court of Appeals affirmed the trial court's August 3, 1998 order that granted defendants' motion for judgment on the pleadings. In its opinion, the Ninth Circuit ruled that plaintiffs' claims were barred by the remoteness rule, stating that it agreed with rulings by the Third and Second Circuit Courts of Appeals that "plaintiffs' RICO and antitrust claims are 'too remote' from defendants' alleged wrongdoing to allow recovery." The court further held that plaintiffs' claims were predicated upon "personal injury" and are not recoverable under the Oregon Unfair Trade Practices Act. The court went on to hold that plaintiffs' claims for fraud were barred under Oregon law ("...for the same reasons that proximate cause did not exist for plaintiffs' RICO and antitrust claims, proximate cause is lacking for their fraud claim"). In addition, the court held that plaintiffs could not assert their claims for unjust enrichment and for civil conspiracy.

Although there have been some decisions to the contrary, to date most lower courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In March 1999, in the only union case to go to trial thus far, the jury returned a verdict in favor of defendants on all counts. Plaintiffs' motion for a new trial has been denied and an appeal of that ruling is pending.

                    Certain Other Tobacco-Related Litigation

Asbestos Contribution Cases: As of August 1, 1999, eleven suits had been filed by former asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. and others. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars. Trials in two of these cases are scheduled to begin in February 2000.

Marlboro Light/Ultra Light Cases: As of August 1, 1999, there were seven class actions pending against PM Inc. and the Company, in Arizona, Florida, Massachusetts, New Jersey, Ohio, Pennsylvania and Tennessee, on behalf of individuals who purchased and consumed Marlboro Lights and, in one case, Marlboro Ultra Lights, as well. These cases allege, in connection with the use of the term "Lights" and/or "Ultra Lights," among other things, deceptive and unfair trade practices and unjust enrichment, and seek injunctive and equitable relief.

Retail Leaders Case: Three domestic tobacco manufacturers have filed suit against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleges that this retail merchandising program is exclusionary and creates unreasonable restraint of trade and unlawful monopolization. In addition to an injunction, plaintiffs seek unspecified treble damages, attorneys' fees, costs and interest. In June 1999, the court issued a preliminary injunction enjoining PM Inc. from prohibiting retail outlets that participate in the program at one of four levels from installing competitive permanent signage in any section of the "industry fixture" that displays or holds packages of cigarettes manufactured by a firm other than PM Inc., requiring those outlets to allocate a percentage of cigarette-related permanent signage to PM Inc. greater than PM Inc.'s market share, or prohibiting retail outlets from advertising or conducting promotional programs of cigarette manufacturers other than PM Inc. The preliminary injunction applies only to certain accounts and does not affect any other aspect or level of the Retail Leaders program.

Vending Machine Case: Plaintiffs, a purported nationwide class of cigarette vending machine operators, allege that PM Inc. has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. Plaintiffs request

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

actual damages, treble damages, injunctive relief, attorneys' fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs' motion for a preliminary injunction.

Proposition 65 Cases: Since July 1998, a number of suits have been filed in California courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated a California statute known as "Proposition 65" by not informing the public of the alleged risks of ETS to non-smokers. Plaintiffs also allege violations of California's Business and Professions Code regarding unfair and fraudulent business practices. Plaintiffs seek statutory penalties, injunctions barring the sale of cigarettes or requiring issuance of appropriate warnings, restitution, disgorgement of profits and other relief. The courts have denied defendants' motions to dismiss in both of these cases. Trial in these cases is scheduled to begin in February 2000.

                             Certain Other Actions

National Cheese Exchange Cases: In September 1997, a putative class action suit consolidating several previously filed class actions was filed in Wisconsin alleging that Kraft Foods, Inc. and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and treble damages. Two other putative class actions containing allegations similar to those in the Wisconsin class action were recently dismissed on motion by courts in Illinois and California.

                                   ----------

One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of alleged unpaid taxes assessed to date is the Italian lira equivalent of $2.5 billion. In addition, the Italian lira equivalent of $3.5 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 127 of the assessments. The decisions to overturn 66 assessments have been appealed by the tax authorities. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted charges of tax evasion to remain pending. In February 1998, the tax evasion charges were dismissed by the criminal court in Naples following a determination that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan, who will determine whether to bring charges, in which case a preliminary investigations judge will make a new finding as to whether there should be a trial on these charges. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                                   ----------

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties. Two individual smoking and health cases in which PM Inc. is a defendant have been decided unfavorably at the trial court level and are in the process of being appealed, and an unfavorable verdict has been returned in the first phase of the Engle smoking and health class action trial underway in Florida. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

Note 6. Recently Issued Accounting Pronouncements:

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date by the Company of January 1, 2000. During the second quarter of 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

For the Six Months Ended June 30,
                                                          Operating Revenues
                                                     -------------------------
                                                             (in millions)
                                                      1999               1998
                                                     -------           -------
Domestic tobacco                                     $ 9,195           $ 7,062
International tobacco                                 14,266            14,274
North American food                                    9,022             8,905
International food                                     4,446             4,805
Beer                                                   2,208             2,176
Financial services                                       170               139
                                                     -------           -------
  Operating revenues                                 $39,307           $37,361
                                                     =======           =======

                                                           Operating Income
                                                     -------------------------
                                                             (in millions)
                                                       1999              1998
                                                     -------           -------
Domestic tobacco                                     $ 2,069           $ 1,061
International tobacco                                  2,683             2,670
North American food                                    1,631             1,686
International food                                       521               507
Beer                                                     314               286
Financial services                                       110                93
                                                     -------           -------
  Operating companies income                           7,328             6,303

Amortization of goodwill                                (292)             (290)
General corporate expenses                              (235)             (248)
Minority interest                                        (63)              (62)
                                                     -------           -------
  Operating income                                   $ 6,738           $ 5,703
                                                     =======           =======

For the Three Months Ended June 30,
                                                          Operating Revenues
                                                     -------------------------
                                                             (in millions)
                                                       1999              1998
                                                     -------           -------
Domestic tobacco                                     $ 4,735           $ 3,726
International tobacco                                  6,926             6,947
North American food                                    4,626             4,540
International food                                     2,204             2,495
Beer                                                   1,222             1,196
Financial services                                        97                74
                                                     -------           -------
  Operating revenues                                 $19,810           $18,978
                                                     =======           =======

                                                           Operating Income
                                                     -------------------------
                                                             (in millions)
                                                       1999              1998
                                                     -------           -------
Domestic tobacco                                     $ 1,151           $   831
International tobacco                                  1,252             1,252
North American food                                      946               884
International food                                       275               272
Beer                                                     178               158
Financial services                                        60                51
                                                     -------           -------
  Operating companies income                           3,862             3,448

Amortization of goodwill                                (145)             (144)
General corporate expenses                              (111)             (133)
Minority interest                                        (29)              (31)
                                                     -------           -------
  Operating income                                   $ 3,577           $ 3,140
                                                     =======           =======

Amortization of goodwill is primarily attributable to the North American food segment for all periods presented.


Results of Operations for the Six Months Ended June 30, 1999

Operating revenues for the first six months of 1999 increased $1.9 billion (5.2%) over 1998, due primarily to an increase in revenues from domestic tobacco operations. Excluding the revenues of several international food businesses divested since 1998, underlying operating revenues for the first six months of 1999 increased $2.0 billion (5.3%) over the comparable 1998 period.

Operating income for the first six months of 1999 increased $1,035 million (18.1%) over the comparable 1998 period. Operating income for the first half of 1999 includes pre-tax charges of $175 million, principally for the cost of separation programs covering approximately 1,400 employees at the Philip Morris Incorporated ("PM Inc.") Louisville, Kentucky manufacturing plant (the "Louisville plant"), and $157 million related to voluntary workforce reduction programs covering approximately 1,100 employees at the Company's North American food segment. Operating income for the first half of 1998 includes pre-tax charges of $1,005 million related to tobacco litigation settlements with the states of Minnesota, Mississippi and Texas and $327 million related primarily to domestic tobacco voluntary early retirement and separation programs. Excluding these pre-tax charges, as well as results from operations divested since the beginning of 1998, operating income for 1999 increased $39 million (0.6%) from the first six months of 1998, due primarily to higher operating income from the Company's North American food operations. On a reported basis, operating companies income, which is defined as operating income before general corporate expenses, minority interest and amortization of goodwill, increased $1,025 million (16.3%) from the first six months of 1998, due primarily to a lower level of pre-tax charges, principally for tobacco litigation settlements in the domestic tobacco segment during the first six months of 1999. Excluding the previously mentioned pre-tax charges, as well as the results of divested operations, operating companies income increased $47 million (0.6%) from the first six months of 1998.

Currency movements, primarily reflecting the strength of the U.S. dollar against Eastern European and Latin American currencies as well as the continued weakening of the euro during the first six months of 1999, decreased operating companies income by $26 million. Although the Company cannot predict future movements in currency rates, the continued strength of the dollar against these currencies, if sustained during the remainder of 1999, could have an adverse impact on operating revenues and operating companies income comparisons with 1998. In addition, the Company's businesses in Eastern European and certain Latin American markets have been adversely affected by economic instability in those areas. Although the

Company cannot predict future economic developments, the Company anticipates that economic instability may continue to adversely affect its businesses in those markets during the remainder of 1999.

Interest and other debt expense, net, decreased $54 million (11.2%) in the first six months of 1999 from the comparable 1998 period. This decrease was due primarily to higher interest income, lower average debt outstanding and lower average interest rates on the Company's consumer products debt portfolio during the first six months of 1999.

Diluted and basic EPS, which were $1.57 and $1.58, respectively, for the first six months of 1999, increased by 22.7% and 23.4%, respectively, over the first six months of 1998. These results reflect the charges for the previously discussed 1999 and 1998 separation programs and the 1998 tobacco-related litigation settlement charges. Excluding the after-tax impact of these items, net earnings increased 2.2% to $4.0 billion, and both diluted and basic EPS increased 2.5% to $1.65 and $1.66, respectively, compared to the comparable 1998 figures.

Results of Operations for the Three Months Ended June 30, 1999

Operating revenues for the second quarter of 1999 increased $832 million (4.4%) over the comparable 1998 period, due primarily to an increase in revenues from domestic tobacco operations. Excluding the revenues of several international food businesses divested since 1998, underlying operating revenues for the second quarter of 1999 increased $861 million (4.5%) over the second quarter of 1998.

Operating income for the second quarter of 1999 increased $437 million (13.9%) over the comparable 1998 period. Second quarter 1999 operating income includes pre-tax charges of $45 million, principally for a portion of the cost of the aforementioned PM Inc. separation programs covering certain employees of the Louisville plant. Operating income for the second quarter of 1998 includes pre-tax charges of $199 million related to settling tobacco litigation with the states of Mississippi and Texas and $232 million related primarily to domestic tobacco voluntary early retirement and separation programs. Excluding these pre-tax charges, as well as the results from operations divested since the beginning of 1998, operating income for 1999 increased $54 million (1.5%) from the second quarter of 1998 due primarily to higher operating income from North American food operations. On a reported basis, operating companies income, which is defined as operating income before general corporate expenses, minority interest and amortization of goodwill, increased $414 million (12.0%) from the second quarter of 1998, due primarily to a lower level of pre-tax charges, principally for tobacco litigation settlements and employee separation programs, in the domestic tobacco segment during the second quarter of 1999. Excluding the previously mentioned pre-tax charges as well as the results of divested operations, operating companies income increased $49 million (1.3%) from the second quarter of 1998.

During the second quarter of 1999, currency movements, primarily the continued strength of the U.S. dollar against Eastern European and certain Latin American currencies, as well as the continued weakening of the euro, decreased operating revenues by $177 million and operating companies income by $60 million versus the comparable 1998 period. Although the Company cannot predict future movements in currency rates, the continued strength of the dollar against these currencies, if sustained, could have an adverse impact on operating revenues and operating companies income for the remainder of 1999.

Interest and other debt expense, net, decreased $16 million (6.7%) in the second quarter of 1999 from the comparable 1998 period. This decrease was due primarily to higher interest income and lower average interest rates on the Company's consumer products debt portfolio during the second quarter of 1999.

Diluted and basic EPS, which were both $0.84 for the second quarter of 1999, increased by 18.3% and 16.7%, respectively, over the second quarter of 1998. These results reflect the charges for the previously discussed 1999 and 1998 separation programs and the 1998 tobacco-related litigation settlements. Excluding the after-tax impact of these items, net earnings increased 2.9% to $2.1 billion, and both diluted and basic EPS increased 3.7% to $0.85.

Year 2000

As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") or Century Date Change ("CDC") issue. The CDC issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains.

As described below, the Company and each of its operating subsidiaries have been implementing a CDC readiness program with the objective of having all significant Business Systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the CDC issue before January 1, 2000, and taking other appropriate measures to minimize possible disruptions to their business operations due to the CDC issue.

During the first phase of the CDC readiness program, those internal Business Systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of the CDC issue were identified and assessed. This effort is complete.

The second phase of the CDC readiness program involves the actual remediation and replacement of internal Business Systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. As of June 30, 1999, this effort, as well as the testing and certification of individual systems for CDC readiness, was over 95% complete; the remaining internal Business Systems are scheduled to be fully remediated, tested and certified by the end of September 1999. Integration testing and certification (i.e., the testing and certification of the interfaces among individual Business Systems previously certified as Year 2000 ready as well as the testing and certification of certain external linkages between the Company's systems with those of third parties) is expected to be substantially completed by the end of September 1999. These anticipated completion dates may be extended somewhat if the Company and its operating subsidiaries continue to receive "more compliant" software releases for programs previously certified as Year 2000 ready by software vendors and others. The Company believes that this should not have a material adverse effect on its overall CDC readiness program.

As part of the CDC readiness program, significant service providers, vendors, suppliers, customers and governmental entities ("Key Business Partners") that are believed to be critical to continuing business operations have been identified and steps have been undertaken in an attempt to assess their stage of CDC readiness through questionnaires, interviews, on-site visits and other available means. This initial evaluation is complete, although the monitoring and reassessment of certain Key Business Partners continues. With the exception of certain utilities and governmental entities (particularly outside the United States), the Company currently believes that the vast majority of Key Business Partners are making acceptable progress toward Year 2000 readiness and, in general, should be able to provide required goods and services without material disruptions. However, as of June 30, 1999, the Company considered approximately 700 of its more than 6,000 Key Business Partners to be higher risk, or likely to suffer some Year 2000 related failures, of which approximately 600 are located outside the United States. As discussed below, contingency plans are being developed that seek to address these higher risk Key Business Partners.

Because of the vast number of Business Systems used by the Company and its operating subsidiaries, the significant number of Key Business Partners, the extent of the Company's foreign operations, including operations within countries that are not actively promoting remediation of the CDC issue, the Company presently believes that its operating subsidiaries will experience some disruption in their businesses due to the CDC issue. Because of the interdependent nature of Business Systems, the Company and its operating subsidiaries could be materially adversely affected if utilities, private businesses and governmental entities with which they do business or that provide essential services are not CDC ready. The Company currently believes that the greatest risks of disruption in its operating subsidiaries' businesses exist in certain international markets and with respect to the CDC readiness of certain Key Business Partners. Each of the Company's operating subsidiaries is finalizing its own risk assessment of the possible impact of the CDC issue on its business operations. The Company currently believes that the most reasonably likely worst case scenario entails some localized CDC disruptions that may affect individual facilities or operations for short periods of time rather than long-term, systemic problems. The possible consequences of these disruptions include temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Depending on the number and severity of CDC-related disruptions, it is possible that the business and results of operations of the Company and its operating subsidiaries could be materially adversely affected by the CDC issue. However, the Company believes that its CDC readiness program, including the contingency plans discussed below, should reduce the adverse effect any such disruptions may have.

The Company and its operating subsidiaries have substantially completed the development of contingency plans intended to mitigate the possible business disruptions that may result from the CDC issue, but are continuing to evaluate and modify these plans as additional information becomes available. Contingency plans fall into two categories: "event-triggered" and "preemptive." Event-triggered plans are those that are implemented in response to actual Year 2000 events or disruptions as they arise, whereas preemptive strategies are those that are implemented in advance of 2000 in order to avoid or minimize the impact of anticipated or potential Year 2000 problems. The Company's event-triggered and preemptive contingency plans include stockpiling raw, packaging and promotional materials; increasing finished goods inventories at the operating company, wholesale and retail levels; adjusting the timing of promotional programs; securing alternate sources of supply, distribution and warehousing; adjusting facility shut-down and start-up schedules; utilizing manual workarounds; procuring back-up power generators and heat supply for key plants; and other appropriate measures. The Company estimates that the anticipated increases in year-end inventories and trade receivables contemplated by the Company's preemptive contingency plans will likely result in incremental cash outflows during 1999 of approximately $600 million, which should be reversed in early 2000. In addition, the incremental cost of the preemptive measures currently planned is estimated to be $85 million. The Company cannot reasonably estimate at this time the aggregate cost of implementing its event-triggered contingency plans, since such costs will depend on the nature and extent of future Year 2000 events. However, it currently does not believe that such costs, together with its preemptive contingency costs, should have a material adverse effect on the Company's future consolidated results of operations. However, in any given reporting period, such costs may be a factor in describing changes in operating companies income for the Company's business segments and the Company's cash flows.

As an adjunct to the contingency planning process, the Company and its operating subsidiaries are actively preparing for the transition management phase of the CDC readiness program. Transition management refers to the process to be used to recover from CDC-related errors and interruptions that may occur before and after the actual transition to the Year 2000. During the transition management phase, there will be command and control structures in place to capture, direct and track responses to CDC-related problems through to resolution. Transition management teams will also prepare employees for the anticipated impact of the Year 2000 on their roles and develop communication plans for the transition period covering both the method in which communications will be conveyed (e.g., radio, cell phone, fax) and the content of communications.

It is currently estimated that the aggregate cost of the Company's CDC compliance/remediation efforts will be approximately $550 million, of which approximately $450 million has been spent. The remaining costs relate to remediation efforts, the final testing and certification of Business Systems and other CDC-related efforts, including incremental costs associated with transition management that will be incurred in the Year 2000.

Generally, the above costs are being expensed as they are incurred and are being funded through operating cash flow. These cost estimates do not include amounts associated with the implementation of preemptive contingency plans (approximately $85 million as discussed above) or event-triggered contingency plans. The costs associated with the replacement of computerized systems, hardware or equipment (estimated to be approximately $150 million), substantially all of which would be capitalized, are also not included in the above estimates. Other non-Year 2000 information technology projects have not been materially affected by the Company's Year 2000 initiatives.

The Company's CDC readiness program is an ongoing process and the risk assessments and estimates of costs and completion dates for various components of the CDC readiness program described above are forward looking statements and are subject to change. Factors that may cause such changes include, among others, the continued availability of qualified personnel and other information technology resources; the ability to identify and remediate all date-sensitive lines of computer code and embedded chips; the adequacy of testing protocols employed by the Company; the performance of Business Systems certified Year 2000 compliant by manufacturers, suppliers and other third parties; the continuing receipt of "more compliant" software releases for programs previously certified as Year 2000 compliant by software vendors and others; the timely receipt and installation of CDC-ready replacement systems; the actions of governmental agencies, utilities and other third parties with respect to the Year 2000 issue; the ability to implement contingency plans; and the occurrence of broad-based or systemic economic failures.

Euro

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency--the euro. At that time, the euro began trading on currency exchanges and could be used in financial transactions. Beginning in January 2002, new euro-denominated currency (bills and coins) will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established and, where required, implemented plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. The euro conversion has not had, and the Company currently anticipates that it will not have, a material adverse impact on its financial condition or results of operations.

Operating Results by Business Segment

Tobacco

Business Environment

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc., Philip Morris International Inc. ("PMI") and the Company.

These issues, some of which are more fully discussed below, include legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); increased smoking and health litigation and recent jury verdicts against PM Inc., including in Phase One of the Engle class action trial discussed above in Note 5. Contingencies; price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; an increase in diversion into the United States market of product intended for sale outside the United States; the issuance of final regulations by the United States Food and Drug Administration (the "FDA") that, if upheld by the courts, would regulate cigarettes as "drugs" or "medical devices"; governmental and grand jury investigations; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information, as well as the testing of the yields of "tar," nicotine and other constituents found in cigarette smoke; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; proposed legislation to eliminate the U.S. tax deductibility of tobacco advertising and promotional costs; proposed legislation in the United States to require the establishment of ignition propensity performance standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from anti-smoking groups and unfavorable press reports; and other tobacco legislation that may be considered by the Congress, the states and other jurisdictions inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial federal and state excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $0.24 per pack of 20 cigarettes and is scheduled to increase to $0.34 per pack in the year 2000 and then to $0.39 per pack in 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.50 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and the Clinton Administration's fiscal year 2000 budget proposal includes an additional increase of $0.55 per pack in the federal excise tax. Increases in other cigarette-related taxes have been proposed at the state and local level and in many jurisdictions outside the United States.

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

FDA Regulations: The FDA has promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the regulations, and could materially adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc. and the Company. In August 1998, the Fourth Circuit Court of Appeals ruled that the FDA does not have the authority to regulate tobacco products, and declared the FDA's regulations invalid. In April 1999, the U.S. Supreme Court agreed to review the Fourth Circuit's decision. The ultimate outcome of this litigation cannot be predicted.

Ingredient Disclosure Laws: The Commonwealth of Massachusetts has enacted legislation to require cigarette manufacturers to report yearly the flavorings and other ingredients used in each brand style of cigarettes sold in the Commonwealth, and on a qualified, by-brand basis to provide "nicotine-yield ratings" for their products based on standards established by the Commonwealth. Enforcement of the ingredient disclosure provisions of the statute could result in the public disclosure of valuable proprietary information. In December 1997, a federal district court in Boston granted the tobacco company plaintiffs a preliminary injunction and enjoined the Commonwealth from enforcing the ingredient disclosure provisions of the legislation. In November 1998, the First Circuit Court of Appeals affirmed this ruling. In addition, both parties' cross-motions for summary judgment are pending before the district court. The ultimate outcome of this lawsuit cannot be predicted. Similar legislation has been enacted or proposed in other states. Some jurisdictions outside the United States have also enacted or proposed some form of ingredient disclosure legislation or regulation.

Health Effects of Smoking and Exposure to ETS: Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the "addictive" nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the "addictive" nature of cigarette smoking in adolescence.

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

Tobacco-Related Litigation and Threatened Federal Action: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions. (See Note 5. Contingencies, above for a discussion of such litigation.) In addition, in January 1999 President Clinton announced that the United States Department of Justice is preparing a litigation plan to take tobacco companies to court and to use the recovered funds to strengthen Medicare. Recent press reports indicate that the Department of Justice is continuing its assessment of possible theories for proceeding.

State Settlement Agreements: As discussed in Note 5. Contingencies, during 1997 and 1998, PM Inc. and other major domestic tobacco product manufacturers entered into agreements with states and various U.S. jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry's conduct of its business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following: targeting youth; use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; and free sampling. In addition, the settlement agreements require companies to affirm corporate principles to reduce underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related trade associations and place restrictions on the establishment of any replacement organizations.

Operating Results

                                          For the Six Months Ended June 30,
                                     -------------------------------------------
                                                                   Operating
                                      Operating Revenues       Companies Income
                                     -------------------     -------------------
                                                      (in millions)
                                        1999        1998        1999        1998
                                     -------     -------     -------     -------
Domestic tobacco                     $ 9,195     $ 7,062     $ 2,069     $ 1,061
International tobacco                 14,266      14,274       2,683       2,670
                                     -------     -------     -------     -------
  Total tobacco                      $23,461     $21,336     $ 4,752     $ 3,731
                                     =======     =======     =======     =======

Historical operating revenues and operating companies income for the domestic tobacco and international tobacco operations were reclassified to reflect the transfer of tobacco sales in certain U.S. territories from the international tobacco business to the domestic tobacco business, consistent with the terms of PM Inc.'s settlements of state health care cost recovery and other claims.

Domestic tobacco. During the first six months of 1999, PM Inc.'s operating revenues increased $2.1 billion (30.2%) over the comparable 1998 period, due primarily to pricing ($2.8 billion), partially offset by lower volume ($676 million).

During February 1999, PM Inc. announced plans to phase out cigarette production at its Louisville plant. As a result, during the first six months of 1999, PM Inc. recorded pre-tax charges of $175 million, principally for the cost of separation programs covering approximately 1,400 employees. In addition, during the first six months of 1998, PM Inc. recorded pre-tax charges of $309 million related to separation programs and $1,005 million related to tobacco litigation settlements with the states of Minnesota, Mississippi and Texas.

Operating companies income for the first six months of 1999 increased $1.0 billion from the comparable 1998 period, due primarily to lower pre-tax tobacco litigation settlement charges ($1,005 million), price increases, net of cost increases ($757 million) and lower pre-tax charges for separation programs ($134 million), partially offset by higher marketing, administration and research costs ($450 million, primarily increased marketing related to consumer promotions) and lower volume ($465 million). Excluding the impact of the 1998 tobacco litigation settlement charges and the separation programs in each year, PM Inc.'s operating companies income of $2,244 million for the first six months of 1999 decreased 5.5% from $2,375 million during the comparable 1998 period.

Domestic tobacco industry shipment volume during the first six months of 1999 declined 10.0% from the first six months of 1998 primarily as a result of settlement-related price increases and the trade's decisions to lower inventories. PM Inc. estimates that its year-to-date shipments were adversely affected by the factors mentioned above and by an unfavorable comparison to the corresponding period last year when shipments were higher in anticipation of third-quarter consumer promotions. PM Inc.'s shipment volume for the first six months of 1999 was 101.1 billion units, a decrease of 9.6% from the comparable 1998 period. However, PM Inc. estimates that, excluding the effects of the trade's decisions to lower its inventories and the timing of shipments for consumer promotions, its volume would have decreased by approximately 7.2%. For the first six months of 1999, PM Inc.'s shipment market share was 49.6%, an increase of 0.3 share points over the comparable period of 1998. Marlboro shipment volume declined 5.2 billion units (6.5%) from the first six months of 1998 to 74.4 billion units for a 36.5% share of the total industry, an increase of 1.3 share points over the comparable period of 1998.

Based on shipments, the premium segment accounted for approximately 73.5% of the domestic cigarette industry volume in the first six months of 1999, an increase of 0.6 share points over the comparable period of 1998. In the premium segment, PM Inc.'s volume decreased 7.7% during the first six months of 1999, compared with a 9.3% decrease for the industry, resulting in a premium segment share of 59.5%, an increase of 1.0 share points over the first six months of 1998.

In the discount segment, PM Inc.'s shipments decreased 21.3% to 12.0 billion units in the first six months of 1999, compared with an industry decline of 12.1%, resulting in a discount segment share of 22.2%, a decrease of 2.6 share points from the comparable period of 1998. Basic shipment volume for the first six months of 1999 was down 16.8% to 9.5 billion units, for a 17.7% share of the discount segment, a decrease of 1.0 share points from the comparable 1998 period.

PM Inc. cannot predict future change or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments may be materially adversely affected by price increases related to tobacco litigation settlements and, if enacted, by increased excise taxes or other tobacco legislation discussed under "Tobacco--Business Environment" above.

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

In December 1998, PM Inc. paid $150 million for options to purchase the U.S. rights to manufacture and market three cigarette trademarks, L&M, Lark and Chesterfield, the international rights to which are already owned by PMI. During the second quarter of 1999, PM Inc. substantially completed its acquisition of these trademarks. Including the $150 million paid in December, the total acquisition price for these trademarks was approximately $300 million.

International tobacco. During the first six months of 1999, international tobacco operating revenues, including excise taxes, decreased $8 million (0.1%) from the first six months of 1998. Excluding excise taxes, operating revenues decreased $318 million (4.2%), due primarily to unfavorable volume/mix ($373 million), partially offset by price increases ($78 million). Operating companies income for the first six months of 1999 increased $13 million (0.5%) over the comparable 1998 period, due primarily to price increases and favorable costs ($116 million) and lower marketing, administration and research costs, partially offset by unfavorable volume/mix ($181 million) and unfavorable currency movements.

PMI's volume decreased 33.6 billion units (8.8%) from the first six months of 1998 to 349.6 billion units. PMI's volume decline was due primarily to weaker economic conditions in Eastern Europe and parts of Latin America as well as lower worldwide duty-free volume, partially offset by volume increases in Western Europe and Japan. Volume advanced in a number of important markets, including Italy, France, Spain, the Benelux and Scandinavian countries, Greece, Austria, the Czech and Slovak Republics, Romania, Egypt, Turkey, Japan and Mexico. In Asia, PMI recorded higher volume in the markets of Korea, Singapore, Malaysia and Thailand. PMI recorded market share gains in virtually all of its major markets. In Germany, while the second quarter 1998 industry price increase continued to adversely impact PMI's share and the premium segment as a whole, PMI has begun to see signs of recovery in its share performance. Volume for Marlboro declined 1.8% on a reported basis as weakness in Eastern Europe and worldwide duty-free more than offset volume gains in many of PMI's major markets. However, on an equal trading day basis and excluding Eastern Europe and worldwide duty-free, Marlboro volume rose 5.0%.

During the first six months of 1999, PMI accelerated its investment program to expand local manufacturing capacity in Eastern Europe to address the consumer affordability of its international brand portfolio, and plans to have additional capacity in place by the third quarter of 1999.

                                         For the Three Months Ended June 30,
                                     -------------------------------------------
                                                                   Operating
                                      Operating Revenues       Companies Income
                                     -------------------     -------------------
                                                      (in millions)
                                        1999        1998        1999        1998
                                     -------     -------     -------     -------
Domestic tobacco                     $ 4,735     $ 3,726     $ 1,151     $   831
International tobacco                  6,926       6,947       1,252       1,252
                                     -------     -------     -------     -------
  Total tobacco                      $11,661     $10,673     $ 2,403     $ 2,083
                                     =======     =======     =======     =======

Historical operating revenues and operating companies income for the domestic tobacco and international tobacco operations were reclassified to reflect the transfer of tobacco sales in certain U.S. territories from the international tobacco business to the domestic tobacco business, consistent with the terms of PM Inc.'s settlements of state health care cost recovery and other claims.

Domestic tobacco. During the second quarter of 1999, PM Inc.'s operating revenues increased $1.0 billion (27.1%) over the comparable 1998 period, due primarily to pricing ($1.4 billion), partially offset by lower volume ($358 million).

Operating companies income for the second quarter of 1999 increased $320 million (38.5%) from the comparable 1998 period, due to lower pre-tax charges for voluntary early retirement and separation programs ($169 million), 1998 pre-tax tobacco litigation settlement charges ($199 million), price increases, net of cost increases (aggregating to $323 million), partially offset by lower volume ($249 million) and higher marketing, administration and research costs ($122 million, primarily increased marketing related to consumer promotions). Excluding the impact of charges for the voluntary early retirement and separation programs and tobacco litigation settlements, PM Inc.'s operating companies income of $1,196 million for the second quarter of 1999 decreased $48 million (3.9%) from $1,244 million during the comparable 1998 period.

Domestic tobacco industry shipment volume during the second quarter declined 10.4% from the comparable 1998 period, primarily as a result of settlement-related price increases and the trade's decisions to lower its inventories. PM Inc. estimates that its shipments during the quarter were adversely affected by the factors mentioned above and by an unfavorable comparison to the corresponding period last year when shipments were higher in anticipation of third-quarter consumer promotions. PM Inc.'s shipment volume for the second quarter of 1999 was 51.8 billion units, a decrease of 9.6% from the second quarter of 1998. However, PM Inc. estimates that, excluding the effects of the trade's decision to lower their inventories and the timing of shipments for consumer promotions, its volume would have decreased by approximately 7.6%. Second-quarter Marlboro shipment volume decreased 3.5 billion units (8.5%) to
37.3 billion units for a 35.2% share of the total industry, an increase of 0.7 share points over the second quarter of 1998. PM Inc.'s second quarter 1999 shipment market share was 48.9%, an increase of 0.4 share points from the comparable period of 1998.

Based on shipments, the premium segment accounted for approximately 73.1% of domestic cigarette industry volume in the second quarter of both 1999 and 1998. In the premium segment, PM Inc.'s second-quarter volume decreased 9.0%, compared with a 10.4% decrease for the industry, resulting in a premium segment share of 58.5%, an increase of 0.9 share points from the second quarter of 1998.

In the discount segment, PM Inc.'s second quarter shipments decreased 13.3% to
6.4 billion units in 1999, compared with an industry decline of 10.3%, resulting in a discount segment share of 22.6%, a decrease of 0.8 share points from the comparable period of 1998. Basic second quarter shipment volume decreased 428 million units to 5.0 billion units, for a 17.7% share of the discount segment, an increase of 0.5 share points from the comparable 1998 period.

PM Inc. cannot predict future change or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments may be materially adversely affected by price increases related to tobacco litigation settlements and, if enacted, by increased excise taxes or other tobacco legislation discussed under "Tobacco--Business Environment" above.

International tobacco. During the second quarter of 1999, international tobacco operating revenues of PMI, including excise taxes, decreased $21 million (0.3%) from 1998. Excluding excise taxes, operating revenues decreased $131 million (3.6%) from 1998, due primarily to unfavorable volume/mix ($101 million) and currency movements ($39 million). Operating companies income was unchanged for the second quarter of 1999 versus the comparable 1998 period, as favorable costs ($41 million) and lower marketing, administration and research expenses were offset by unfavorable volume/mix ($79 million) and currency movements ($41 million).

PMI's volume in the second quarter of 1999 decreased 11.3 billion units (6.1%) from the comparable 1998 period to 172.4 billion units. In its core markets of Western Europe and Japan, PMI's volume collectively rose 6.7%. However, these gains were more than offset by a 32.0% decline related to weaker economic conditions in Eastern Europe and parts of Latin America, as well as lower worldwide duty-free volume. Volume advanced strongly in a number of important markets, including Italy, France, Spain, Portugal, the Benelux and Scandinavian countries, Greece, Austria, the Czech and Slovak Republics, Romania, Turkey, Egypt and Mexico. In Asia, PMI saw volume recovery in a number of markets. Double-digit volume gains and share growth were registered in Korea, Malaysia, Thailand and Indonesia, while volume and share also advanced in Singapore. PMI recorded market share gains in virtually all major markets. In Germany, while the second quarter 1998 industry price increase continued to adversely impact PMI's share and the premium segment as a whole, PMI has begun to see signs of recovery in its share performance. Volume for Marlboro declined 1.9% during the second quarter of 1999, as weakness in Eastern Europe and worldwide duty-free more than offset volume gains in many of PMI's major markets. Excluding Eastern Europe and worldwide duty-free, Marlboro volume rose 5.5%.

Food

Business Environment

Kraft Foods, Inc. ("Kraft"), the largest processor and marketer of retail packaged food in the United States, and its subsidiary, Kraft Foods International, Inc. ("KFI"), which markets coffee, confectionery and grocery products in Europe and the Asia/Pacific region, are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade and changing consumer preferences. Additionally, certain subsidiaries and affiliates of PMI that manufacture and sell food products in Latin America are also subject to competitive challenges in various product categories and markets. To confront these challenges, Kraft, KFI and PMI continue to take steps to build the value of premium brands with new product and marketing initiatives, to improve their food business portfolios and to reduce costs.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, particularly dairy, coffee bean and cocoa prices. During the second half of 1998, the cost of certain United States dairy commodities reached record high levels. However, dairy commodity costs moderated in the first half of 1999. Coffee bean prices were lower during 1998 and the first six months of 1999 after reaching a twenty-year high in May 1997. Lower coffee bean prices have led to price reductions by Kraft, KFI and their competitors. More recently, cocoa prices have also declined.

During the first six months of 1999, Kraft recorded a pre-tax charge of approximately $157 million, primarily for voluntary separation programs covering approximately 1,100 employees.

During 1999 and 1998, KFI sold several small international food businesses. The operating results of businesses divested were not material to consolidated operating results in any of the periods presented. Also during 1998, Kraft entered into a licensing agreement with the Starbucks coffee chain to market, sell and distribute Starbucks coffee to grocery customers across the United States. In addition, Kraft entered into a licensing agreement with the California Pizza Kitchen restaurant chain to manufacture, market and sell California Pizza Kitchen frozen pizza to grocery customers. Neither of these agreements had a material impact on Kraft's operating results for the first half or second quarter of 1999.

Operating Results

                                         For the Six Months Ended June 30,
                                   ---------------------------------------------
                                                                  Operating
                                   Operating Revenues         Companies Income
                                   -------------------       -------------------
                                                   (in millions)
                                    1999         1998         1999         1998
                                  -------      -------      -------      -------
North American food               $ 9,022      $ 8,905      $ 1,631      $ 1,686
International food                  4,446        4,805          521          507
                                  -------      -------      -------      -------
Total food                        $13,468      $13,710      $ 2,152      $ 2,193
                                  =======      =======      =======      =======

North American food. During the first six months of 1999, operating revenues increased $117 million (1.3%) from the first six months of 1998, due primarily to favorable pricing ($77 million) and higher volume ($56 million). Operating companies income for the first six months of 1999 decreased $55 million (3.3%) from the first six months of 1998, due primarily to a 1999 pre-tax charge for voluntary separation programs ($157 million), higher marketing, administration and research costs ($133 million, the majority of which related to higher marketing expense), partially offset by favorable pricing and costs (aggregating $225 million, driven by lower manufacturing and commodity-related costs) and higher volume. Excluding the impact of the pre-tax charge for voluntary separation programs in the first six months of 1999, operating companies income of $1,788 million in 1999 increased 6.0% over $1,686 million for the first six months of 1998.

Volume for the first six months increased slightly over the comparable 1998 period. Volume gains were achieved by beverages, from the strength of ready-to-drink beverages, powdered soft drinks and new product introductions; frozen pizza, resulting from the continued success of rising crust pizza; processed meats and cheese, with increases across most product categories; and meals, primarily as a result of new product introductions during the second half of 1998. Volume was essentially flat in desserts and snacks. Offsetting the aforementioned volume gains were volume declines in enhancers, with lower shipments of spoonable dressings; coffee, as category softness coupled with an exceptionally strong fourth quarter caused declines across most product categories, partially offset by new product introductions; and cereals, due to aggressive competitive activity. In Canada, volume declined due to retailers' decisions to lower their inventories, as well as aggressive competitive activity in cereals.

International food. Operating revenues for the first six months of 1999 decreased $359 million (7.5%) from the first six months of 1998, due to unfavorable volume/mix ($111 million), lower pricing ($153 million, primarily due to the effect of lower coffee commodity costs), unfavorable currency movements ($53 million), and the impact of divestitures ($42 million). Operating companies income for the first six months of 1999 increased $14 million (2.8%) from the first six months of 1998, due primarily to favorable net pricing (aggregating to $71 million, primarily related to lower commodity costs), partially offset by higher marketing, administration and research costs ($29 million), unfavorable volume/mix and unfavorable currency movements. Excluding the operating results of the international food businesses divested in 1998 and 1999, operating revenues of $4,394 million in the first six months of 1999 decreased $317 million (6.7%) from $4,711 million in 1998, and operating companies income of $520 million in 1999 increased $18 million (3.6%) from $502 million in the first six months of 1998.

KFI's coffee volume decreased from the comparable period of 1998, reflecting continued price competition in Germany and wholesaler-driven trade inventory reductions in Sweden. Despite an overall decrease in coffee volume, KFI registered share gains in roast and ground coffees in France, Sweden, Denmark and Spain, while soluble coffee brands gained share in the United Kingdom, France and Korea. Confectionery volume was down due to the continued weak business conditions in Russia and other parts of Eastern Europe; however volume outside Eastern Europe benefited from new products and line extensions. Volume grew in KFI's cheese and grocery business, driven by volume and share advances in cream cheese products in Italy, Sweden and Australia; snack and lunch combinations volume in the United Kingdom and Germany; and powdered soft drink volume in Romania, the Middle East, Africa, China and the Philippines. In Latin America, volume declined from the comparable period of 1998 due primarily to lower confectionery sales in Brazil and lower powdered soft drink sales in Argentina, partially offset by higher powdered soft drink sales in Brazil and Mexico.

                                        For the Three Months Ended June 30,
                                   ---------------------------------------------
                                                                  Operating
                                   Operating Revenues         Companies Income
                                   -------------------       -------------------
                                                   (in millions)
                                    1999         1998         1999         1998
                                   ------       ------       ------       ------
North American food                $4,626       $4,540       $  946       $  884
International food                  2,204        2,495          275          272
                                   ------       ------       ------       ------
Total food                         $6,830       $7,035       $1,221       $1,156
                                   ======       ======       ======       ======

North American food. During the second quarter of 1999, operating revenues increased $86 million (1.9%) over the second quarter of 1998, due primarily to higher volume ($66 million) and favorable pricing ($25 million). Operating companies income for the second quarter of 1999 increased $62 million, (7.0%) over the second quarter of 1998, due primarily to volume increases in ongoing operations and favorable net pricing (aggregating $128 million, primarily driven by lower manufacturing and commodity-related costs), partially offset by higher marketing, administration and research costs ($87 million).

Volume for the second quarter of 1999 increased over the comparable 1998 period. Volume gains were achieved by beverages, led by the continued success of ready-to-drink beverages, powdered soft drinks and new product introductions; frozen pizza, resulting from the continued success of all of its major product lines; and processed meats, due to the strength of lunch combinations, which reflected the continued success of new product introductions, and to increases in hot dogs and bacon. In cereals, volume was flat in an aggressive competitive environment. Coffee volume was essentially flat as the impact of shipments under the Starbucks licensing agreement offset volume declines from existing products. Cheese volumes were essentially flat despite share gains in a number of product lines. Offsetting these volume increases were volume declines in meals, due to lower rice sales, partially offset by new macaroni and cheese product introductions; in desserts and snacks, due to softness in dry packaged dessert consumption and in enhancers, due to increased competitive activity. In Canada, volume gains were driven by cheese, coffee and salad dressings, as well as new product introductions in ready-to-drink beverages, dinners and frozen desserts.

International food. Operating revenues for the second quarter of 1999 decreased $291 million (11.7%) from the second quarter of 1998, due to lower volume/mix ($88 million), lower pricing ($93 million, primarily due to the effect of lower coffee commodity costs), unfavorable currency movements ($82 million) and the impact of divestitures ($29 million). Operating companies income for the second quarter of 1999 increased $3 million (1.1%) from the second quarter of 1998, due primarily to favorable net pricing (aggregating to $21 million, primarily related to lower commodity costs), partially offset by lower volume/mix from ongoing operations. Excluding the operating results of the international food businesses divested in 1998 and 1999, operating revenues of $2,186 million in the second quarter of 1999 decreased $262 million (10.7%) from $2,448 million in 1998, and operating companies income of $276 million in 1999 increased $6 million (2.2%) from $270 million in the second quarter of 1998.

KFI's coffee volume decreased from the comparable period of 1998, reflecting continued price competition and market softness in Germany and trade inventory reductions in Sweden. Despite an overall volume decrease in coffee, volume increased in the established markets of France, Spain, Austria, Denmark and the developing markets of Central Europe. Confectionery volume declined primarily due to continued economic softness in Russia and aggressive competition in chocolate in the United Kingdom and Sweden; however, confectionery volumes benefited from successful new product launches in several countries and continued growth in Central Europe. Volume grew in KFI's cheese and grocery business as a result of recently launched individual portion cheese, lunch combinations and ready-to-eat snacks in Germany; higher shipments of cream cheese and the introduction of lunch combinations in Italy; powdered soft drinks expansion in Poland and Bulgaria, and continuing growth in Egypt, Turkey, the Philippines and other Southeast Asian markets; and yeast spread, cheese, spoonable dressings, and peanut butter in Australia. In Latin America, lower overall volume was driven by significantly lower confectionery volume in Brazil due to adverse economic conditions, partially offset by volume increases in powdered soft drinks in Brazil and Mexico.

Beer

During April 1999, Miller purchased four trademarks from the Pabst Brewing Company ("Pabst") and the Stroh Brewery Company ("Stroh"). Miller also agreed to increase its contract manufacturing of Pabst products, including brands that Pabst acquired from Stroh in a separate agreement. Miller began brewing and shipping the newly acquired brands during the second quarter of 1999. These agreements are expected to have a positive impact on Miller's revenues and operating companies income for the remainder of 1999.

Six Months Ended June 30

Miller's operating revenues for the first six months of 1999 increased $32 million (1.5%) over the first six months of 1998, due primarily to the previously mentioned newly acquired brands and contract manufacturing fees. Operating companies income for the first six months of 1999 increased $28 million (9.8%) over the first six months of 1998, due primarily to favorable product costs ($22 million) and the impact of previously mentioned newly acquired brands and contract manufacturing fees.

Miller's domestic shipment volume of 22.2 million barrels for the first six months of 1999 increased 1.4% from the comparable 1998 period, reflecting the commencement of shipments of the newly acquired brands (Olde English 800, Hamm's, Mickey's and Henry Weinhard's). Excluding the shipments of the acquired brands, domestic shipment volume declined 0.9% from the first six months of 1998, reflecting lower domestic shipments of premium brands, primarily Miller Genuine Draft, Molson and Miller Lite, partially offset by increases for Icehouse and Foster's. Domestic shipments of near-premium brand products increased on higher shipments of Miller High Life and Southpaw Light, while budget brand products decreased on lower shipments across all brands. Wholesalers' sales to retailers in the first six months of 1999 decreased 0.2% from the comparable 1998 period, excluding the acquired brands. This decline was due primarily to lower sales of Miller Genuine Draft, Molson and Miller beer, partially offset by double-digit increases for Icehouse and Foster's and increased retail sales of Miller Lite. Export volume declined 10.1%, as volume shifted to sales under Miller's international licensing agreements.

Three Months Ended June 30

Miller's operating revenues for the second quarter of 1999 increased $26 million (2.2%) from the second quarter of 1998, due primarily to the previously mentioned newly acquired brands and contract manufacturing fees. Operating companies income for the second quarter of 1999 increased $20 million (12.7%) over the second quarter of 1998, due primarily to favorable product costs ($11 million) and the impact of previously mentioned newly acquired brands and contract manufacturing fees.

Miller's domestic shipment volume of 12.3 million barrels for the second quarter of 1999 increased 2.2% from the comparable 1998 period, reflecting the commencement of shipments of the acquired brands. Excluding the shipments of the acquired brands, domestic shipment volume declined 2.1% from the second quarter of 1998, reflecting lower domestic shipments of premium brands, primarily Miller Genuine Draft, Miller Lite and Molson, partially offset by increased domestic shipments of Icehouse and Foster's. Domestic shipments of near-premium products increased slightly on higher shipments of Miller High Life, while budget brand products decreased on lower shipments across all brands. Wholesalers' sales to retailers in the second quarter of 1999 increased 0.3% over the comparable 1998 period, excluding the acquired brands. This increase was due primarily to higher sales of Miller High Life, Miller Lite, Icehouse and Foster's, partially offset by lower retail sales of Miller Genuine Draft and Molson. Export volume declined 1.9%, as volume shifted to sales under Miller's international licensing agreements.

Financial Services

Philip Morris Capital Corporation's ("PMCC") financial services operating revenues and operating companies income for the first half of 1999 increased $31 million (22.3%) and $17 million (18.3%), respectively, over the comparable 1998 period. During the second quarter of 1999, operating revenues and operating companies income increased $23 million (31.1%) and $9 million (17.6%), respectively, over the second quarter of 1998. These increases were due primarily to increased leasing revenues and the continued growth of PMCC's existing portfolio of finance assets.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 1999, net cash provided by operating activities was $5.5 billion compared with $3.7 billion in the comparable 1998 period. The increase primarily reflects the collection of higher settlement-related domestic tobacco revenues prior to the remittance of such amounts to state governments under the terms of the various state settlements negotiated in 1998.

Net Cash Used in Investing Activities

During the first six months of 1999, net cash used in investing activities was $1.3 billion, up from $980 million in 1998. The increase primarily reflects the cash used during the first six months of 1999 for the previously mentioned domestic tobacco and beer acquisitions.

Net Cash Used in Financing Activities

During the first six months of 1999, net cash of $3.7 billion was used in financing activities, as compared with $341 million used in financing activities during the comparable 1998 period. This difference was primarily due to higher stock repurchases and dividends paid during the first six months of 1999, as well as 1999 net debt repayments of $73 million compared with net debt issuances of $1,576 million in 1998. Subsequent to June 30, 1999, PMCC completed a debt issuance of $500 million.

Debt and Liquidity

The Company's total debt (consumer products and financial services) was $14.4 billion and $14.7 billion at June 30, 1999 and December 31, 1998, respectively. Total consumer products debt was $13.7 billion and $14.0 billion at June 30, 1999 and December 31, 1998, respectively. The Company's ratio of consumer products debt to total equity was 0.86 at both June 30, 1999 and December 31, 1998. The ratio of total debt to total equity was 0.90 and 0.91 at June 30, 1999 and December 31, 1998, respectively. Subsequent to June 30, 1999, PMCC completed a debt issuance of $500 million.

The Company and its subsidiaries maintain credit facilities with a number of lending institutions, amounting to approximately $12.2 billion. These include revolving bank credit agreements totaling $10.0 billion, which may be used to support any commercial paper borrowings by the Company and which are available for acquisitions and other corporate purposes. Of these revolving bank agreements an agreement for $8.0 billion expires in 2002, enabling the Company to reclassify short-term debt on a long-term basis. The remaining $2.0 billion agreement expires in October 1999. The Company may continue to refinance long-term and short-term debt from time to time. Based upon the Company's ability and intent to refinance such debt, $800 million of debt scheduled to mature in March 2000 was reclassified as long-term debt at June 30, 1999. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

The Company's credit ratings by Moody's at June 30, 1999 and December 31, 1998 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard & Poor's ("S&P") at June 30, 1999 and December 31, 1998 were "A-1" in the commercial paper market and "A" for long-term debt obligations.

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

Equity and Dividends

During the first six months of 1999, the Company repurchased 35.6 million shares of its common stock at a cost of $1.4 billion. The repurchases were made under an existing $8 billion authority that expires in November 2001. At June 30, 1999, cumulative repurchases under the $8 billion authority totaled 43.4 million shares at an aggregate cost of $1.8 billion. The Company did not repurchase any of its stock during the first six months of 1998.

Dividends paid in the first six months of 1999 and 1998 were $2.1 billion and $1.9 billion, respectively. In August 1998, the Company's Board of Directors approved a 10% increase in the current quarterly dividend rate to $0.44 per share. As a result, the present annualized dividend rate is $1.76 per share.

Cash and Cash Equivalents

Cash and cash equivalents were $4.4 billion at June 30, 1999 and $4.1 billion at December 31, 1998, the increase being largely attributable to higher levels of cash from operations, partially offset by the resumption of the Company's share repurchase program.

Market Risk

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

Foreign exchange rates. The Company is exposed to foreign exchange movements, primarily in European, Japanese, other Asian and Latin American currencies. Consequently, it enters into various contracts, which change in value as foreign exchange rates change, to preserve the value of commitments and anticipated transactions. The Company uses foreign currency option contracts to hedge certain anticipated foreign currency revenues and raw materials purchases. The Company also enters into short-term currency forward contracts, primarily to hedge intercompany transactions denominated in foreign currencies and to hedge the purchase of commodities. At June 30, 1999, the Company had long and short forward exchange/option contracts with U.S. dollar equivalent values of $2.9 billion and $3.4 billion, respectively. At December 31, 1998, the Company had long and short forward exchange/option contracts with U.S. dollar equivalent values of $3.6 billion and $4.5 billion, respectively.

The Company also seeks to protect its foreign currency net asset exposure, primarily the Swiss franc and the euro, through the use of foreign-currency denominated debt or currency swap agreements. At June 30, 1999 and December 31, 1998, the notional amounts of currency swap agreements aggregated $2.7 billion and $2.5 billion, respectively.

Commodities. The Company is exposed to price risk related to anticipated purchases of certain commodities used as raw materials by the Company's food businesses. Accordingly, the Company enters into commodity future, forward and option contracts to manage fluctuations in prices of anticipated purchases, primarily coffee, cocoa, sugar, wheat and corn. At June 30, 1999 and December 31, 1998, the Company had net long commodity positions of $224 million and $158 million, respectively. Unrealized gains/losses on net commodity positions were immaterial at June 30, 1999 and December 31, 1998.

Interest rates. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At June 30, 1999 and December 31, 1998, the Company had an interest rate swap agreement which converted $800 million of fixed rate debt to variable rate debt.

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at June 30, 1999 and December 31, 1998, or the Company's results of operations for the three and six months ended June 30, 1999 or the year ended December 31, 1998.

New Accounting Standards

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date by the Company of January 1, 2000. During the second quarter of 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

Contingencies

See Note 5 to the Condensed Consolidated Financial Statements for a discussion of certain contingencies.

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Each of the Company's consumer products subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials, local economic conditions and the potential impact of the CDC issue, and their results are dependant upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios, to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity. In addition, PMI, KFI and Kraft are subject to the effects of foreign economies, particularly the timing of economic recoveries in Asia and Eastern Europe and related shifts in consumer preferences, currency movements and the conversion to the euro. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 5. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries. See also Exhibits 99.1, 99.2, and 99.3 to this report.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            12 Statement regarding computation of ratios of earnings to fixed charges.

            27    Financial Data Schedule.

            99.1  Certain Pending Litigation Matters and Recent Developments.

            99.2  Status of Master Settlement Agreement.

            99.3  Trial Schedule for Certain Cases.

      (b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K, dated June 28, 1999, containing information on the Registrant's meeting with security analysts, investors and bankers.

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

                     August 12, 1999