Form 10-Q
period 1999-09-30
PHILIP MORRIS COMPANIES INC
filed 1999-11-12
CIK 764180

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At October 29, 1999, there were 2,366,138,770 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
               September 30, 1999 and December 31, 1998                  3 - 4

          Condensed Consolidated Statements of Earnings for the
               Nine Months Ended September 30, 1999 and 1998               5
               Three Months Ended September 30, 1999 and 1998              6

          Condensed Consolidated Statements of Stockholders'
               Equity for the Year Ended December 31, 1998 and the
               Nine Months Ended September 30, 1999                        7

          Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1999 and 1998             8 - 9

          Notes to Condensed Consolidated Financial Statements          10 - 23

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                     24 - 44

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                               45

Item 6.   Exhibits and Reports on Form 8-K.                                45

Signature                                                                  46

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                          1999         1998
                                                        -------      -------

ASSETS
Consumer products
  Cash and cash equivalents                             $ 5,876      $ 4,081

  Receivables, net                                        4,711        4,691

  Inventories:
    Leaf tobacco                                          4,220        4,729
    Other raw materials                                   1,843        1,728
    Finished product                                      2,874        2,988
                                                        -------      -------
                                                          8,937        9,445

  Other current assets                                    2,369        2,013
                                                        -------      -------

   Total current assets                                  21,893       20,230

  Property, plant and equipment, at cost                 21,445       21,234
    Less accumulated depreciation                         9,272        8,899
                                                        -------      -------
                                                         12,173       12,335
  Goodwill and other intangible assets
    (less accumulated amortization of
     $5,742 and $5,436)                                  17,138       17,566

  Other assets                                            3,543        3,309
                                                        -------      -------

    Total consumer products assets                       54,747       53,440

Financial services
  Finance assets, net                                     7,433        6,324
  Other assets                                              140          156
                                                        -------      -------

    Total financial services assets                       7,573        6,480
                                                        -------      -------

      TOTAL ASSETS                                      $62,320      $59,920
                                                        =======      =======

            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                         September 30,    December 31,
                                                             1999            1998
                                                           --------       --------
LIABILITIES
Consumer products
  Short-term borrowings                                    $    268       $    225
  Current portion of long-term debt                           1,340          1,822
  Accounts payable                                            2,318          3,359
  Accrued marketing                                           2,666          2,637
  Accrued taxes, except income taxes                          1,671          1,408
  Accrued settlement charges                                  3,760          1,135
  Other accrued liabilities                                   3,413          3,576
  Income taxes                                                1,440          1,144
  Dividends payable                                           1,147          1,073
                                                           --------       --------

    Total current liabilities                                18,023         16,379

  Long-term debt                                             12,160         11,906
  Deferred income taxes                                       1,033            929
  Accrued postretirement health care costs                    2,604          2,543
  Other liabilities                                           6,573          7,019
                                                           --------       --------

    Total consumer products liabilities                      40,393         38,776

Financial services
  Long-term debt                                                963            709
  Deferred income taxes                                       4,302          4,151
  Other liabilities                                             767             87
                                                           --------       --------

    Total financial services liabilities                      6,032          4,947
                                                           --------       --------

    Total liabilities                                        46,425         43,723

Contingencies (Note 5)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                               935            935

  Earnings reinvested in the business                        28,819         26,261

  Accumulated other comprehensive earnings (including
    currency translation of $1,830 and $1,081)               (1,855)        (1,106)
                                                           --------       --------
                                                             27,899         26,090
  Less cost of repurchased stock
     (427,745,177 and 375,426,742 shares)                    12,004          9,893
                                                           --------       --------

    Total stockholders' equity                               15,895         16,197
                                                           --------       --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 62,320       $ 59,920
                                                           ========       ========

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1999           1998
                                                        -------        -------

Operating revenues                                      $59,185        $55,948

Cost of sales                                            22,198         20,119

Excise taxes on products                                 12,992         12,635
                                                        -------        -------

         Gross profit                                    23,995         23,194

Marketing, administration and research costs             13,307         12,440

Settlement charges (Note 5)                                              1,116

Amortization of goodwill                                    434            433
                                                        -------        -------

         Operating income                                10,254          9,205

Interest and other debt expense, net                        627            682
                                                        -------        -------

         Earnings before income taxes                     9,627          8,523

Provision for income taxes                                3,809          3,425
                                                        -------        -------

         Net earnings                                   $ 5,818        $ 5,098
                                                        =======        =======

Per share data:

   Basic earnings per share                             $  2.42        $  2.10
                                                        =======        =======

   Diluted earnings per share                           $  2.41        $  2.09
                                                        =======        =======

   Dividends declared                                   $  1.36        $  1.24
                                                        =======        =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                         1999           1998
                                                       -------        -------

Operating revenues                                     $19,878        $18,587

Cost of sales                                            7,451          6,529

Excise taxes on products                                 4,386          4,216
                                                       -------        -------

         Gross profit                                    8,041          7,842

Marketing, administration and research costs             4,383          4,086

Settlement charges (Note 5)                                               111

Amortization of goodwill                                   142            143
                                                       -------        -------

         Operating income                                3,516          3,502

Interest and other debt expense, net                       199            200
                                                       -------        -------

         Earnings before income taxes                    3,317          3,302

Provision for income taxes                               1,316          1,322
                                                       -------        -------

         Net earnings                                  $ 2,001        $ 1,980
                                                       =======        =======

Per share data:

   Basic earnings per share                            $  0.84        $  0.81
                                                       =======        =======

   Diluted earnings per share                          $  0.84        $  0.81
                                                       =======        =======

   Dividends declared                                  $  0.48        $  0.44
                                                       =======        =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1998 and
                    the Nine Months Ended September 30, 1999
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                                             Accumulated
                                                                    Other Comprehensive Earnings
                                                                   --------------------------------
                                                       Earnings                                                    Total
                                                       Reinvested Currency                           Cost of       Stock-
                                             Common    in the     Translation                        Repurchased   holders'
                                             Stock     Business   Adjustments   Other       Total    Stock         Equity
                                           ---------   ---------  -----------  ---------  ---------  ----------    --------
Balances, January 1, 1998                  $     935   $  24,924  $  (1,109)              $  (1,109)  $  (9,830)   $ 14,920

Comprehensive earnings:
 Net earnings                                              5,372                                                      5,372
 Other comprehensive earnings,
   net of income taxes:
    Currency translation adjustments                                     28                      28                      28
    Additional minimum pension liability                                      $     (25)        (25)                    (25)
                                                                  ---------   ---------   ---------                --------
 Total other comprehensive earnings                                      28         (25)          3                       3
                                                                  ---------   ---------   ---------                --------
Total comprehensive earnings                                                                                          5,375

Exercise of stock options and
 issuance of other stock awards                               50                                            287         337
Cash dividends
 declared ($1.68 per share)                               (4,085)                                                    (4,085)
Stock repurchased                                                                                          (350)       (350)
                                           ---------   ---------  ---------   ---------   ---------   ---------    --------

 Balances, December 31, 1998                     935      26,261     (1,081)        (25)     (1,106)     (9,893)     16,197


Comprehensive earnings:
 Net earnings                                              5,818                                                      5,818
 Other comprehensive earnings,
   net of income taxes:
    Currency translation adjustments                                   (749)                   (749)                   (749)
                                                                  ---------               ---------                --------
 Total other comprehensive earnings                                    (749)                   (749)                   (749)
                                                                  ---------               ---------                --------
Total comprehensive earnings                                                                                          5,069

Exercise of stock options and
 issuance of other stock awards                                9                                            105         114
Cash dividends
 declared ($1.36 per share)                               (3,269)                                                    (3,269)
Stock repurchased                                                                                        (2,216)     (2,216)
                                           ---------   ---------  ---------   ---------   ---------   ---------    --------

 Balances, September 30, 1999              $     935   $  28,819  $  (1,830)  $     (25)  $  (1,855)  $ (12,004)   $ 15,895
                                           =========   =========  =========   =========   =========   =========    ========

Total comprehensive earnings, which represents net earnings partially offset by currency translation adjustments, were $1,855 million and $2,214 million, respectively, for the quarters ended September 30, 1999 and 1998, and $5,111 million for the first nine months of 1998.

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                           1999          1998
                                                         -------       -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                         $ 5,714       $ 5,010
             - Financial services                            104            88
                                                         -------       -------

        Net earnings                                       5,818         5,098
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Depreciation and amortization                            1,254         1,242
  Deferred income tax (benefit) provision                    (51)          135
  Gain on sale of a business                                 (20)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                        (280)         (875)
    Inventories                                              189           (28)
    Accounts payable                                        (943)         (811)
    Income taxes                                             332           656
    Accrued liabilities and other current assets           2,831           136
  Other                                                      (74)          682
Financial services
  Deferred income tax provision                              151           111
  Other                                                       37            70
                                                         -------       -------

        Net cash provided by operating activities          9,244         6,416
                                                         -------       -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                                    (1,151)       (1,228)
  Purchases of businesses, net of acquired cash             (434)          (13)
  Proceeds from sales of businesses                           48             6
  Other                                                     (240)           40
Financial services
  Investments in finance assets                             (490)         (568)
  Proceeds from finance assets                                54           133
                                                         -------       -------

        Net cash used in investing activities             (2,213)       (1,630)
                                                         -------       -------

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                          1999          1998
                                                        -------       -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net issuance of short-term borrowings                 $    60       $   526
  Long-term debt proceeds                                 1,300         2,037
  Long-term debt repaid                                  (1,384)       (1,244)
Financial services
  Long-term debt proceeds                                   500
  Long-term debt repaid                                    (200)

Dividends paid                                           (3,195)       (2,913)
Issuance of common stock                                    108           157
Repurchase of common stock                               (2,213)
Other                                                      (110)         (166)
                                                        -------       -------

  Net cash used in financing activities                  (5,134)       (1,603)
                                                        -------       -------

Effect of exchange rate changes on cash and
  cash equivalents                                         (102)           59
                                                        -------       -------

Cash and cash equivalents:

  Increase                                                1,795         3,242

  Balance at beginning of period                          4,081         2,282
                                                        -------       -------

  Balance at end of period                              $ 5,876       $ 5,524
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

Note 2. Recently Adopted Accounting Standards:

In 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The Company adopted SOP No. 98-5 effective January 1, 1999. Neither the adoption of SOP No. 98-5 nor its application for the nine months or the quarter ended September 30, 1999 had an effect on the Company's financial position or results of operations.

Note 3. Earnings Per Share:

Basic and diluted earnings per share ("EPS") were calculated using the following:

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1999           1998
                                                         ------         ------
                                                            (in millions)

Net earnings                                             $5,818         $5,098
                                                         ======         ======

Weighted average shares for
  basic EPS                                               2,406          2,428

Plus incremental shares from conversions:
  Restricted stock and stock rights                           1              1
  Stock options                                              10             15
                                                         ------         ------

Weighted average shares for
  diluted EPS                                             2,417          2,444
                                                         ======         ======

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                      For the Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                         1999           1998
                                                        ------         ------
                                                            (in millions)

Net earnings                                            $2,001         $1,980
                                                        ======         ======

Weighted average shares for
  basic EPS                                              2,386          2,430

Plus incremental shares from conversions:
  Restricted stock and stock rights                          2              1
  Stock options                                              8             17
                                                        ------         ------

Weighted average shares for
  diluted EPS                                            2,396          2,448
                                                        ======         ======

Options on shares of common stock were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive, as follows:

                                                          1999          1998
                                                          ----          ----
                                                             (in millions)
For the three months ended September 30,                    58            15
For the nine months ended September 30,                     25            15

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

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Reportable segment data were as follows:

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                         1999             1998
                                                      --------         --------
Operating revenues:                                          (in millions)
   Domestic tobacco                                   $ 14,352         $ 11,204
   International tobacco                                21,419           21,253
   North American food                                  13,193           12,921
   International food                                    6,601            7,115
   Beer                                                  3,361            3,247
   Financial services                                      259              208
                                                      --------         --------
      Total operating revenues                        $ 59,185         $ 55,948
                                                      ========         ========

Operating companies income:
   Domestic tobacco                                   $  3,436         $  2,340
   International tobacco                                 3,922            4,044
   North American food                                   2,404            2,408
   International food                                      785              769
   Beer                                                    454              404
   Financial services                                      168              137
                                                      --------         --------
      Total operating companies income                  11,169           10,102
   Amortization of goodwill                               (434)            (433)
   General corporate expenses                             (386)            (370)
   Minority interest                                       (95)             (94)
                                                      --------         --------
      Total operating income                            10,254            9,205
   Interest and other debt expense, net                   (627)            (682)
                                                      --------         --------
      Total earnings before income taxes              $  9,627         $  8,523
                                                      ========         ========

                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                        1999              1998
                                                      -------           -------
Operating revenues:                                          (in millions)
   Domestic tobacco                                   $ 5,157           $ 4,142
   International tobacco                                7,153             6,979
   North American food                                  4,171             4,016
   International food                                   2,155             2,310
   Beer                                                 1,153             1,071
   Financial services                                      89                69
                                                      -------           -------
      Total operating revenues                        $19,878           $18,587
                                                      =======           =======

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                        1999             1998
                                                       -------         -------
Operating companies income:                                  (in millions)
   Domestic tobacco                                    $ 1,367         $ 1,279
   International tobacco                                 1,239           1,374
   North American food                                     773             722
   International food                                      264             262
   Beer                                                    140             118
   Financial services                                       58              44
                                                       -------         -------
      Total operating companies income                   3,841           3,799
   Amortization of goodwill                               (142)           (143)
   General corporate expenses                             (151)           (122)
   Minority interest                                       (32)            (32)
                                                       -------         -------
      Total operating income                             3,516           3,502
   Interest and other debt expense, net                   (199)           (200)
                                                       -------         -------
      Total earnings before income taxes               $ 3,317         $ 3,302
                                                       =======         =======

Operating companies income for the first nine months and the third quarter of 1999 includes pre-tax charges of $183 million and $8 million, respectively, in the domestic tobacco segment primarily related to the cost for separation programs covering approximately 1,500 employees at the Philip Morris Incorporated ("PM Inc.") Louisville, Kentucky manufacturing plant. Operating companies income for the first nine months of 1999 also includes pre-tax charges of $157 million related primarily to voluntary workforce reductions covering approximately 1,100 employees in the Company's North American food segment. In addition, during the first nine months and third quarter of 1999, operating companies income for the international tobacco segment includes a pre-tax charge of $136 million primarily related to the closure of a factory and the corresponding reduction of cigarette production capacity in Brazil. During the first nine months and third quarter of 1998, operating companies income for the domestic tobacco segment included pre-tax tobacco litigation settlement charges of $1,116 million and $111 million, respectively, related to settling health care cost recovery litigation. In addition, 1998 operating companies income for the domestic tobacco segment was further reduced by pre-tax charges of $319 million and $10 million for the first nine months and third quarter of 1998, respectively, related to voluntary early retirement and separation programs. General corporate expenses for the first nine months of 1998 also included a pre-tax charge of $18 million related to voluntary early retirement and separation programs at the Company's corporate headquarters.

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

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation, including suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and asbestos contribution cases range into the billions of dollars. Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery cases and certain other actions pending as of November 1, 1999, and discusses certain developments in such cases since July 1, 1999.

In recent years, there has been a substantial increase in the number of tobacco-related cases being filed.

As of November 1, 1999, there were approximately 400 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company, compared with approximately 450 such cases on November 1, 1998, and approximately 365 such cases on November 1, 1997. Many of these cases are pending in New York, West Virginia and Florida. Twelve of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS").

In addition, as of November 1, 1999, there were approximately 50 smoking and health putative class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 65 such cases on November 1, 1998, and approximately 45 such cases on November 1, 1997. Most of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

As of November 1, 1999, there were approximately 60 health care cost recovery actions pending in the United States (excluding the cases covered by the 1998 Master Settlement Agreement discussed below), compared with approximately 140 health care cost recovery cases pending on November 1, 1998, and 95 cases on November 1, 1997.

There are also a number of tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including approximately 45 smoking and health cases initiated by one or more individuals (Argentina
(31), Brazil (2), Canada (1), Germany (3), Ireland (1), Italy (1), Japan (1), the Philippines (1), Poland (1), Scotland (1), Spain (1) and Turkey (2)), compared with approximately 20 such cases on November 1, 1998. In addition, there are nine smoking and health putative class actions pending outside the United States (Australia (2), Brazil (2), Canada (3), Israel (1) and Nigeria
(1)), compared with four in November 1998. In addition, during the past two years, health care cost recovery actions have been brought in Israel, the Marshall Islands, British Columbia, Canada and France (by a local agency of the French social security health insurance system) and, in the United States, by Bolivia, Guatemala, Panama,

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Nicaragua, Thailand (voluntarily dismissed), Venezuela and the States of Goias (not served) and Rio de Janeiro, Brazil.

Federal Government's Lawsuit

On September 22, 1999, the U.S. government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes, the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. The Company and PM Inc. believe that they have a number of valid defenses to the lawsuit and will vigorously defend it.

Industry Trial Results

There have been several jury verdicts in tobacco-related litigation during the past three years. On July 9, 1999, a Louisiana jury returned a verdict in favor of defendants in an individual smoking and health case against other cigarette manufacturers. On July 7, 1999, the jury in the Engle smoking and health class action pending in Florida returned a verdict against PM Inc. and several other tobacco companies in "Phase One" of the trial, which concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Liability and damages in relation to any individual class member were not decided in Phase One (see "Engle Trial" below for a more detailed discussion of the Phase One verdict and certain other developments in this case). In June 1999, a Mississippi jury returned a verdict in favor of defendants, including PM Inc., in an action brought on behalf of an individual who died allegedly as a result of exposure to ETS. In May 1999, a Missouri jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. Also in May 1999, a Tennessee jury returned a verdict in favor of defendants, including PM Inc., in two of three individual smoking and health cases consolidated for trial. In the third case (not involving PM Inc.), the jury found liability against defendants and apportioned fault between plaintiff and defendants equally. Under Tennessee's system of modified comparative fault, because the jury found plaintiff's fault equal to that of the defendants, recovery was not permitted. In March 1999, an Oregon jury awarded $800,000 in actual damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM Inc. In February 1999, a California jury awarded $1.5 million in compensatory damages and $50 million in punitive damages against PM Inc. The punitive damage awards in the Oregon and California actions have been reduced to $32 million and $25 million, respectively. PM Inc. is appealing the verdicts and the damage awards in these cases. In March 1999, a jury returned a verdict in favor of defendants, including PM Inc., on all counts in a union health care cost recovery action brought on behalf of approximately 114 employer-employee trust funds in Ohio.

Previously, juries had returned verdicts for defendants in three individual smoking and health cases and in one individual ETS smoking and health case. In January 1999, a Florida court set aside a jury award totaling approximately $1 million in a smoking and health case against another United States cigarette manufacturer and ordered a new trial in the case. In June 1998, a Florida appeals court reversed a $750,000 jury verdict awarded in August 1996 against another United States cigarette manufacturer and the Florida Supreme Court has heard oral arguments on this ruling. In 1997, a court in Brazil awarded plaintiffs in a smoking and health case the Brazilian

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

currency equivalent of $81,000, attorneys' fees and a monthly annuity for 35 years equal to two-thirds of the deceased smoker's last monthly salary. In March 1999, an appeals court reversed the trial court's award and dismissed the case. Neither the Company nor its affiliates were parties to that action.

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

Liability and damages in relation to any individual class member were not decided in Phase One. Phase Two of the trial commenced on November 1, 1999. During this phase the claims of two, or possibly three, of the named plaintiffs are being adjudicated in a consolidated trial before the same jury which returned the verdict in Phase One. Under the trial plan, the jury in Phase Two will determine issues of specific causation, reliance, affirmative defenses, and other individual-specific issues related to the claims of the named plaintiffs and their entitlement to damages, if any.

Phase Three of the trial plan would address other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

By order dated July 30, 1999 and supplemented on August 2, 1999 (together, the "order"), the trial judge amended the trial plan in respect of the manner of determining punitive damages, if any. The order provides that the jury in Phase Two will determine punitive damages, if any, on a dollar amount basis for the entire qualified class. By order of September 3, 1999, the Third District Court of Appeal quashed the July 30, 1999 and August 2, 1999 orders of the trial judge and stated that both compensatory and punitive damages must be tried on an individual as opposed to class-wide basis. On September 17, 1999, the Third District Court of Appeal, on its own motion, vacated its September 3 order, and, on October 20, 1999, ruled that defendants could not challenge the trial plan for determining punitive damages at this stage of the proceedings; the ruling expressly declined to address the merits of whether a class-wide determination of punitive damages is permissible but deferred the court's review of that issue for any appropriate subsequent appeal. Defendants sought review by the Florida Supreme Court of the Third District Court of Appeal's ruling, and the Florida Supreme Court has ordered the plaintiffs to respond to defendants' petition, effectively staying any trial court proceedings relating to the determination of punitive damages.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

If the trial court's order is not reversed at this stage, it is unclear how the order would be implemented. The order provides that the punitive damage amount, if any, should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, a process that could take years to conclude. PM Inc. and the Company do not believe that an adverse class-wide punitive damage award in Phase Two would permit entry of a judgment at that time that would require the posting of a bond to stay its execution pending appeal or that any party would be entitled to execute on such a judgment in the absence of a bond. However, in a worst case scenario, it is possible that a judgment for punitive damages could be entered in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. PM Inc. and the Company believe that such a result would be unconstitutional and would also violate Florida laws. PM Inc. and the Company will take all appropriate steps to seek to prevent this worst case scenario from occurring and believe these efforts should be successful.

In other developments, on August 4, 1999, the trial judge denied a motion filed by PM Inc. and other defendants to disqualify the judge. The motion asserted, among other things, that the trial judge was required to disqualify himself because he has a serious medical condition of a type that the plaintiffs claim and the jury has now found is caused by smoking, making him financially interested in the result of the case and, under plaintiffs' theory of the case, a potential member of the plaintiff class. On August 18, 1999, the Third District Court of Appeal denied defendants' petition to disqualify the trial judge. The defendants have filed motions seeking reconsideration of this decision and to supplement the record with the deposition testimony of an expert witness. The Third District Court of Appeal has asked the plaintiff to respond to defendants' motions.

PM Inc. and the Company remain of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the overwhelming majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. PM Inc. intends to challenge the class certification, as well as other numerous reversible errors that it believes occurred during the Phase One trial, at the earliest time that an appeal of these issues is permissible under Florida law. In any event, PM Inc. believes it would be able to raise these issues in an appeal following any verdict in favor of an individual named or absent class member plaintiff. PM Inc. and the Company believe that such an appeal should prevail.

Upcoming Trial Dates

As set forth in Exhibit 99.3, additional cases against PM Inc. and, in some cases, the Company as well, are scheduled for trial through the end of 2000, including five health care cost recovery actions, two purported smoking and health class actions, three asbestos contribution cases (discussed below), two "Proposition 65" cases (discussed below) and approximately 17 individual smoking and health cases. Cases against other tobacco companies are also scheduled for trial during this period. Trial dates, however, are subject to change.

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

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM Inc., and the grower states, have established a trust fund to provide aid to the tobacco-growing community. The trust will be funded by these four manufacturers over 12 years, beginning in 1999 with payments, prior to application of various adjustments, scheduled to total $5.15 billion. PM Inc. has agreed to pay $300 million into the trust in 1999, which amount was charged against 1998 operating companies income. Future industry payments (in 2000, $280 million; 2001, $400 million; 2002 through 2008, $500 million; 2009 and 2010, $295 million) are subject to adjustments for several factors, including inflation, United States cigarette volume and certain other contingent events, and are to be allocated based on each manufacturer's relative market share.

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

Certain litigation has arisen out of the State Settlement Agreements, including the actions described below.

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

In August 1999, five companies that import cigarettes or that are involved in the re-importation of cigarettes into U.S. markets filed suit seeking to invalidate the MSA and the 1998 Texas State Settlement Agreement on various grounds, including violation of antitrust laws. Plaintiffs also seek monetary relief, including treble damages in an unspecified amount and disgorgement of profits.

In August 1999, after New York obtained final judicial approval of the MSA, four alleged smokers in New York sought leave to intervene in litigation concerning the MSA, alleging violations of antitrust laws and seeking injunctive relief, including invalidating the settlements. The trial court denied the motion as untimely, and they have appealed.

A description of the smoking and health litigation, health care cost recovery litigation and certain other proceedings pending against the Company and/or its subsidiaries and affiliates follows.

                          Smoking and Health Litigation

Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state RICO statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In May 1996, the Fifth Circuit Court of Appeals in the Castano case held that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of November 1, 1999, smoking and health class actions were pending in Alabama, California, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah and West Virginia, as well as in Australia, Brazil, Canada, Israel and Nigeria. Class certification has been denied or reversed by courts in 17 smoking and health class actions involving PM Inc. in Arkansas, Louisiana, District of Columbia, Illinois, New York (2), Pennsylvania, Puerto Rico, New Jersey (6), Ohio, Wisconsin and Kansas, while classes remain certified in three cases in Florida, Louisiana and Maryland. A number of these class certification decisions are on appeal. In October 1999, the state of New York's highest court affirmed without dissent the decertification and dismissal of a class-action suit. In May 1999, the United States Supreme Court declined to review the Third Circuit Court of Appeals' decision to affirm a lower court's decertification of a class. Class certification motions are pending in a number of the other putative smoking and health class actions. As mentioned above, one ETS smoking and health class action was settled in 1997.

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

Excluding the cases covered by the MSA, as of November 1, 1999, there were approximately 60 health care cost recovery cases pending in the United States against PM Inc. and, in some cases, the Company, of which approximately 50 were filed by unions. As discussed above under "Federal Government's Lawsuit", the U.S. government filed a health care cost recovery action in September 1999 against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes. Health care cost recovery actions have also been brought in Israel, the Marshall Islands, British Columbia, Canada and France and, in the United States, by Bolivia, Guatemala, Panama, Nicaragua, Thailand (voluntarily dismissed), Venezuela and the States of Goias and Rio de Janeiro, Brazil. The actions brought by Bolivia, Guatemala, Nicaragua and Venezuela have been consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. Other foreign entities and others have stated that they are considering filing health care cost recovery actions.

Recently, three federal appeals courts issued rulings in health care cost recovery actions that were favorable to the tobacco industry. In March 1999, the United States Third Circuit Court of Appeals affirmed the district court's final judgment dismissing plaintiffs' complaint and ruling that "all of plaintiffs' primary claims [were] too remote from any alleged wrongdoing of defendants, and other claims [were] concomitantly lacking in merit" and failed on proximate cause grounds. In April 1999, the United States Second Circuit Court of Appeals reversed another district court's order denying defendants' motion to dismiss on remoteness grounds and instructed the district court to dismiss the complaint. Similarly, in July 1999, the United States Ninth Circuit Court of Appeals affirmed the trial court's August 3, 1998 order that granted defendants' motion for judgment on the pleadings. In its opinion, the Ninth Circuit ruled that plaintiffs' claims were barred by the remoteness rule, stating that it agreed with rulings by the Third and Second Circuit Courts of Appeals that "plaintiffs' RICO and antitrust claims are 'too remote' from defendants' alleged wrongdoing to allow recovery." The court further held that plaintiffs' claims were predicated upon "personal injury" and are not recoverable under the Oregon Unfair Trade Practices Act. The court went on to hold that plaintiffs' claims for fraud were barred under Oregon law ("...for the same reasons that proximate cause did not exist for plaintiffs' RICO and antitrust claims, proximate cause is lacking for their fraud claim"). In addition, the court held that plaintiffs could not assert their claims for unjust enrichment and for civil conspiracy.

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

                    Certain Other Tobacco-Related Litigation

Asbestos Contribution Cases: As of August 1, 1999, eleven suits had been filed by former asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. and others. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars. On November 2, 1999, one of these cases was dismissed by the federal district court in the Eastern District of New York. Trial in another of these cases is scheduled to begin in February 2000 in Mississippi.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Marlboro Light/Ultra Light Cases: As of August 1, 1999, there were seven putative class actions pending against PM Inc. and the Company, in Arizona, Florida, Massachusetts, New Jersey, Ohio, Pennsylvania and Tennessee, on behalf of individuals who purchased and consumed Marlboro Lights and, in one case, Marlboro Ultra Lights, as well. These cases allege, in connection with the use of the term "Lights" and/or "Ultra Lights," among other things, deceptive and unfair trade practices and unjust enrichment, and seek injunctive and equitable relief, including restitution.

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

Proposition 65 Cases: In July 1998, two suits were filed in California courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated a California statute known as "Proposition 65" by not informing the public of the alleged risks of ETS to non-smokers. Plaintiffs also allege violations of California's Business and Professions Code regarding unfair and fraudulent business practices. Plaintiffs seek statutory penalties, injunctions barring the sale of cigarettes or requiring issuance of appropriate warnings, restitution, disgorgement of profits and other relief. The defendants' motions to dismiss were denied in both of these cases. In October 1999, plaintiffs' motion for a preliminary injunction was also denied. Trial in these cases is scheduled to begin in February 2000.

                              Certain Other Actions

National Cheese Exchange Cases: In September 1997, a putative class action suit consolidating several previously filed class actions was filed in Wisconsin alleging that Kraft Foods, Inc. and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and treble damages. In October 1999, the court granted Kraft's motion for summary judgment. Two other putative class actions containing allegations similar to those in the Wisconsin class action were recently dismissed on motion by courts in Illinois and California.

                             ----------------------

One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of alleged unpaid taxes assessed to date is the Italian lira equivalent of $2.4 billion. In addition, the Italian lira equivalent of $3.4 billion in interest and penalties has been assessed. The

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 127 of the assessments. The decisions to overturn 66 assessments have been appealed by the tax authorities. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted charges of tax evasion to remain pending. In February 1998, the tax evasion charges were dismissed by the criminal court in Naples following a determination that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan, who will determine whether to bring charges, in which case a preliminary investigations judge will make a new finding as to whether there should be a trial on these charges. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                             ----------------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

For the Nine Months Ended September 30,

                                                          Operating Revenues
                                                     ---------------------------
                                                            (in millions)
                                                       1999                1998
                                                     -------             -------
Domestic tobacco                                     $14,352             $11,204
International tobacco                                 21,419              21,253
North American food                                   13,193              12,921
International food                                     6,601               7,115
Beer                                                   3,361               3,247
Financial services                                       259                 208
                                                     -------             -------
  Operating revenues                                 $59,185             $55,948
                                                     =======             =======

                                                          Operating Income
                                                     ---------------------------
                                                            (in millions)
                                                       1999                1998
                                                     -------             -------
Domestic tobacco                                    $  3,436           $  2,340
International tobacco                                  3,922              4,044
North American food                                    2,404              2,408
International food                                       785                769
Beer                                                     454                404
Financial services                                       168                137
                                                    --------           --------
  Operating companies income                          11,169             10,102

Amortization of goodwill                                (434)              (433)
General corporate expenses                              (386)              (370)
Minority interest                                        (95)               (94)
                                                    --------           --------
  Operating income                                  $ 10,254           $  9,205
                                                    ========           ========

For the Three Months Ended September 30,

                                                           Operating Revenues
                                                     ---------------------------
                                                             (in millions)
                                                       1999                1998
                                                     -------             -------
Domestic tobacco                                     $ 5,157             $ 4,142
International tobacco                                  7,153               6,979
North American food                                    4,171               4,016
International food                                     2,155               2,310
Beer                                                   1,153               1,071
Financial services                                        89                  69
                                                     -------             -------
  Operating revenues                                 $19,878             $18,587
                                                     =======             =======

                                                           Operating Income
                                                     ---------------------------
                                                             (in millions)
                                                       1999                1998
                                                     -------             -------
Domestic tobacco                                     $ 1,367            $ 1,279
International tobacco                                  1,239              1,374
North American food                                      773                722
International food                                       264                262
Beer                                                     140                118
Financial services                                        58                 44
                                                     -------            -------
  Operating companies income                           3,841              3,799

Amortization of goodwill                                (142)              (143)
General corporate expenses                              (151)              (122)
Minority interest                                        (32)               (32)
                                                     -------            -------
  Operating income                                   $ 3,516            $ 3,502
                                                     =======            =======

Amortization of goodwill is primarily attributable to the North American food segment for all periods presented.

Results of Operations for the Nine Months Ended September 30, 1999

Operating revenues for the first nine months of 1999 increased $3.2 billion (5.8%) over the comparable 1998 period, due primarily to an increase in revenues from domestic tobacco operations. Excluding the revenues of several international food businesses divested since 1998, underlying operating revenues for the first nine months of 1999 increased $3.3 billion (6.0%) over the comparable 1998 period.

Operating income for the first nine months of 1999 increased $1.0 billion (11.4%) over the comparable 1998 period. Operating income for the first nine months of 1999 includes pre-tax charges of $183 million, principally for the cost of separation programs covering approximately 1,500 employees at the Philip Morris Incorporated ("PM Inc.") Louisville, Kentucky manufacturing plant (the "Louisville plant"), $157 million related to voluntary workforce reduction programs covering approximately 1,100 employees at the Company's North American food segment and $136 million in the international tobacco segment primarily related to the closure of a factory and the corresponding reduction of cigarette production capacity in Brazil. Operating income for the first nine months of 1998 includes pre-tax charges of $1,116 million related to tobacco litigation settlements with the states of Minnesota, Mississippi, Texas and Florida and $337 million related primarily to domestic tobacco voluntary early retirement and separation programs. Excluding these pre-tax charges, as well as results from operations divested since the beginning of 1998, operating income for 1999 increased $78 million (0.7%) from the first nine months of 1998, due primarily to higher operating income from the Company's North American food operations. On a reported basis, operating companies income, which is defined as operating income before general corporate expenses, minority interest and amortization of goodwill, increased $1.1 billion (10.6%) from the first nine months of 1998, due primarily to a lower level of pre-tax charges, principally for tobacco litigation settlements in the domestic tobacco segment during the first nine months of 1999. Excluding the previously mentioned pre-tax charges, as well as the results of divested operations, operating companies income increased $114 million (1.0%) over the first nine months of 1998.

Currency movements have decreased operating revenues by $159 million and operating companies income by $48 million during the first nine months of 1999. Declines in operating revenues and operating companies income arising from the strength of the U.S. dollar against the euro, Eastern European and Latin American currencies have been partially offset by the recent weakness of the U.S. dollar against the Japanese yen. Although the Company cannot predict future movements in currency rates, the continued strength of the dollar against the euro, Eastern European and Latin American currencies, if sustained, could have an adverse impact on operating revenues and operating companies income for the remainder of 1999. In addition, the

Company's businesses in Eastern European and certain Latin American markets have been adversely affected by economic instability in those areas. Although the Company cannot predict future economic developments, the Company anticipates that economic instability may continue to adversely affect its businesses in those markets.

Interest and other debt expense, net, decreased $55 million (8.1%) in the first nine months of 1999 from the comparable 1998 period. This decrease was due primarily to higher interest income, lower average debt outstanding and lower average interest rates on the Company's consumer products debt portfolio during the first nine months of 1999.

Diluted and basic EPS, which were $2.41 and $2.42 respectively, for the first nine months of 1999, increased by 15.3% and 15.2%, respectively, over the first nine months of 1998. These results reflect the charges for the previously discussed 1999 factory closure in Brazil, the 1999 and 1998 charges for separation programs and the 1998 tobacco-related litigation settlement charges. Excluding the after-tax impact of these items, net earnings increased 2.1% to $6.1 billion, and diluted and basic EPS increased 3.3% and 2.8% to $2.53 and $2.54, respectively.

Results of Operations for the Three Months Ended September 30, 1999

Operating revenues for the third quarter of 1999 increased $1.3 billion (6.9%) over the comparable 1998 period, due primarily to domestic tobacco operations. Excluding the revenues of several international food businesses divested since 1998, underlying operating revenues for the third quarter of 1999 increased 7.2% over the third quarter of 1998.

Operating income for the third quarter of 1999 increased $14 million (0.4%) over the comparable 1998 period. Third quarter 1999 operating income includes the previously mentioned pre-tax charge of $136 million related to the closure of a factory and the corresponding reduction of cigarette production capacity in Brazil and $8 million for a portion of the cost of PM Inc. separation programs. Operating income for the third quarter of 1998 includes pre-tax charges of $111 million related to settling tobacco litigation with the state of Florida and $10 million related to domestic tobacco voluntary early retirement and separation programs. Excluding these pre-tax charges, as well as the results from operations divested since the beginning of 1998, operating income for 1999 increased $39 million (1.1%) from the third quarter of 1998 due primarily to higher operating income from the Company's North American food operations. On a reported basis, operating companies income, which is defined as operating income before general corporate expenses, minority interest and amortization of goodwill, increased $42 million (1.1%) from the third quarter of 1998, due primarily to higher operating results from North American food. Excluding the previously mentioned pre-tax charges as well as the results of divested operations, operating companies income increased $67 million (1.7%) from the third quarter of 1998.

During the third quarter of 1999, currency movements decreased operating revenues by $149 million ($102 million after excluding excise taxes) and operating companies income by $22 million versus the comparable 1998 period. Declines in operating revenues and operating companies income arising from the strength of the U.S. dollar against the euro, Eastern European and Latin American currencies have been partially offset by the recent weakness of the U.S. dollar against the Japanese yen. Although the Company cannot predict future movements in currency rates, the continued strength of the dollar against the euro, Eastern European and Latin American currencies, if sustained, could have an adverse impact on operating revenues and operating companies income for the remainder of 1999.

Diluted and basic EPS, both of which were $0.84 for the third quarter of 1999, increased by 3.7% over the third quarter of 1998. These results reflect the charges for the previously discussed 1999 factory closure in Brazil, the 1999 and 1998 charges for separation programs and the 1998 tobacco-related litigation settlements. Excluding the after-tax impact of these items, net earnings increased 2.0% to $2.1 billion, and diluted and basic EPS increased 3.6% and 3.5% to $0.87 and $0.88, respectively.

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

As described below, the Company and each of its operating subsidiaries have been implementing a CDC readiness program with the objective of having all significant Business Systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the CDC issue before January 1, 2000, and have been taking other appropriate measures to minimize possible disruptions to their business operations due to the CDC issue.

During the first phase of the CDC readiness program, those internal Business Systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of the CDC issue were identified and assessed. This effort is complete.

The second phase of the CDC readiness program involves the actual remediation and replacement of internal Business Systems and the testing and certification of individual systems for CDC readiness. The Company and its operating subsidiaries are using both internal and external resources to complete this process. As of September 30, 1999, this effort, as well as integration testing and certification (i.e., the testing and certification of the interfaces among individual Business Systems previously certified as Year 2000 ready and the testing and certification of certain external linkages between the Company's systems with those of third parties) were essentially complete. Remaining testing and certification efforts relate to the receipt by the Company and its operating subsidiaries of "more compliant" software releases for programs previously certified as Year 2000 ready by software vendors and others.

As part of the CDC readiness program, significant service providers, vendors, suppliers, customers and governmental entities ("Key Business Partners") that are believed to be critical to continuing business operations have been identified and steps have been undertaken in an attempt to assess their stage of CDC readiness through questionnaires, interviews, on-site visits and other available means. This initial evaluation is complete, although the monitoring and reassessment of certain Key Business Partners continues. With the exception of certain utilities and governmental entities (particularly outside the United States), the Company currently believes that the vast majority of Key Business Partners are making acceptable progress toward Year 2000 readiness and, in general, should be able to provide required goods and services without material disruptions. However, as of September 30, 1999, the Company considered approximately 250 of its more than 6,000 Key Business Partners to be higher risk, or likely to suffer some Year 2000 related failures, of which approximately 180 are located outside the United States. As discussed below, contingency plans have been developed that seek to address these higher risk Key Business Partners.

Because of the vast number of Business Systems used by the Company and its operating subsidiaries, the significant number of Key Business Partners, and the extent of the Company's foreign operations, including operations within countries that are not actively promoting remediation of the CDC issue, the Company presently believes that its operating subsidiaries will experience some disruption in their businesses due to the CDC issue. Because of the interdependent nature of Business Systems, the Company and its operating subsidiaries could be materially adversely affected if utilities, private businesses and governmental entities with which they do business or that provide essential services are not CDC ready. The Company currently believes that the greatest risks of disruption in its operating subsidiaries' businesses exist in certain international markets and with respect to the CDC readiness of certain Key Business Partners. Each of the

Company's operating subsidiaries has developed its own risk assessment of the possible impact of the CDC issue on its business operations. The Company currently believes that the most reasonably likely worst case scenario entails some localized CDC disruptions that may affect individual facilities or operations for short periods of time rather than long-term, systemic problems. The possible consequences of these disruptions include temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Depending on the number and severity of CDC-related disruptions, it is possible that the business and results of operations of the Company and its operating subsidiaries could be materially adversely affected by the CDC issue. However, the Company believes that its CDC readiness program, including the contingency plans discussed below, should reduce the adverse effect any such disruptions may have.

The Company and its operating subsidiaries have developed contingency plans intended to mitigate the possible business disruptions that may result from the CDC issue, and are continuing to evaluate and modify these plans as additional information becomes available. Contingency plans fall into two categories:
"event-triggered" and "preemptive." Event-triggered plans are those that are implemented in response to actual Year 2000 events or disruptions as they arise, whereas preemptive strategies are those that are implemented in advance of 2000 in order to avoid or minimize the impact of anticipated or potential Year 2000 problems. The Company's event-triggered and preemptive contingency plans include stockpiling raw, packaging and promotional materials; increasing finished goods inventories at the operating company, wholesale and retail levels; adjusting the timing of promotional programs; securing alternate sources of supply, distribution and warehousing; adjusting facility shut-down and start-up schedules; utilizing manual workarounds; procuring back-up power generators and heat supply for key plants; and other appropriate measures. The Company estimates that the anticipated increases in year-end inventories and trade receivables contemplated by the Company's preemptive contingency plans will likely result in incremental cash outflows during 1999 of approximately $600 million, which should be reversed in early 2000. In addition, the incremental cost of the preemptive measures currently planned is estimated to be $75 million. The Company cannot reasonably estimate the aggregate cost of implementing its event-triggered contingency plans, since such costs will depend on the nature and extent of future Year 2000 events. However, it currently does not believe that such costs, together with its preemptive contingency costs, should have a material adverse effect on the Company's future consolidated results of operations. However, in any given reporting period, such costs may be a factor in describing changes in operating companies income for the Company's business segments and the Company's cash flows.

In connection with the contingency planning process, the Company and its operating subsidiaries are actively preparing for the transition management phase of the CDC readiness program. Transition management refers to the process to be used to recover from CDC-related errors and interruptions that may occur before and after the actual transition to 2000. During the transition management phase, there will be command and control structures in place to capture, direct and track responses to CDC-related problems through to resolution. Transition management teams also are preparing employees for the anticipated impact of Year 2000 issues on their roles and have developed communication plans for the transition period covering both the method in which communications will be conveyed (e.g., radio, cell phone, fax) and the content of communications.

It is currently estimated that the aggregate cost of the Company's CDC readiness efforts will be approximately $550 million, of which approximately $500 million have been spent. The remaining costs relate to the final testing and certification of Business Systems and transition management efforts, including incremental costs associated with transition management that will be incurred in 2000. Generally, the above costs are being expensed as they are incurred and are being funded through operating cash flow. These cost estimates do not include amounts associated with the implementation of preemptive contingency plans (approximately $75 million as discussed above) or event-triggered contingency plans. The costs associated with the replacement of computerized systems, hardware or equipment (approximately $150 million), substantially all of which have been capitalized, are also not included in the above estimates. Other non-Year 2000 information technology projects have not been materially affected by the Company's Year 2000 initiatives.

The Company's CDC readiness program is an ongoing process and the risk assessments and estimates of costs and completion dates for various components of the CDC readiness program described above are forward-looking statements and are subject to change. Factors that may cause such changes include, among others, the continued availability of qualified personnel and other information technology resources; the ability to identify and remediate all date-sensitive lines of computer code and embedded chips; the adequacy of testing protocols employed by the Company; the performance of Business Systems certified Year 2000 compliant by manufacturers, suppliers and other third parties; the continuing receipt of "more compliant" software releases for programs previously certified as Year 2000 compliant by software vendors and others; the timely receipt and installation of CDC-ready replacement systems; the actions of governmental agencies, utilities and other third parties with respect to the Year 2000 issue; the ability to implement contingency plans; and the occurrence of broad-based or systemic economic failures.

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

These issues, some of which are more fully discussed below, include legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); increased smoking and health litigation and recent jury verdicts against PM Inc., including in Phase One of the Engle class action trial discussed above in Note 5. Contingencies; the filing of a civil lawsuit by the U.S. federal government against various cigarette manufacturers and others discussed above in Note 5. Contingencies; price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; an increase in diversion into the United States market of product intended for sale outside the United States; the issuance of final regulations by the United States Food and Drug Administration (the "FDA") that, if upheld by the courts, would regulate cigarettes as "drugs" or "medical devices"; governmental and grand jury investigations; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; proposed legislation to eliminate the U.S. tax deductibility of tobacco advertising and promotional costs; proposed legislation in the United States to require the establishment of ignition propensity performance standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from anti-smoking groups and unfavorable press reports; and other tobacco legislation that may be considered by the Congress, the states and other jurisdictions inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial federal and state excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $0.24 per pack of 20 cigarettes and is scheduled to increase to $0.34 per pack on January 1, 2000 and then to $0.39 per pack on January 1, 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.50 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and the Clinton Administration's fiscal year 2000 budget proposal includes an additional increase of $0.55 per pack in the federal excise tax. Increases in other cigarette-related taxes have been proposed at the state and local level and in many jurisdictions outside the United States.

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

FDA Regulations: The FDA has promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the regulations, and could materially adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc. and the Company. In August 1998, the Fourth Circuit Court of Appeals ruled that the FDA does not have the authority to regulate tobacco products, and declared the FDA's regulations invalid. In April 1999, the U.S. Supreme Court agreed to review the Fourth Circuit's decision and oral argument is scheduled for December 1, 1999. The ultimate outcome of this litigation cannot be predicted.

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

Health Effects of Smoking and Exposure to ETS: Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking in adolescence.

Studies with respect to the health risks of ETS to nonsmokers (including lung cancer, respiratory and coronary illnesses, and other conditions) have also received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. In 1993, the United States Environmental Protection Agency (the "EPA") issued a report relating to certain health effects of ETS. The report included a risk assessment relating to the association between ETS and lung cancer in nonsmokers, and a determination by the EPA to classify ETS as a "Group A" carcinogen. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with certain relevant statutory requirements. The federal government has appealed the court's ruling. The ultimate outcome of this litigation cannot be predicted.

In October 1997, at the request of the United States Senate Judiciary Committee, the Company provided the Committee with a document setting forth the Company's position on a number of issues. On the issues of the role played by cigarette smoking in the development of lung cancer and other diseases in smokers, and whether nicotine, as found in cigarette smoke, is addictive, the Company stated that despite the differences that may exist between its views and those of the public health community, it would, in order to ensure that there will be a single, consistent public health message on these issues, refrain from debating the issues other than as necessary to defend itself and its opinions in the courts and other forums in which it is required to do so. The Company also stated that in relation to these issues, and the health effects of exposure to ETS, the Company is prepared to defer to the judgment of public health authorities as to what health warning messages will best serve the public interest.

In October 1999, the Company launched a web site which includes, among other things, views of public health authorities on smoking, disease causation in smokers and addiction. Consistent with the Company's position set forth in its October 1997 submission to the United States Senate Judiciary Committee (discussed above), the web site advises smokers and potential smokers to rely on the messages of public health authorities in making all smoking related decisions. The site furthers the Company's efforts to implement this position.

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

Governmental and Grand Jury Investigations: PM Inc. has received requests for information (including grand jury subpoenas) in connection with governmental investigations of the tobacco industry, and is cooperating with respect to such requests. Present and former employees of PM Inc. have testified in connection with certain of these matters. The investigations include three grand jury investigations being conducted by: the United States Department of Justice Antitrust Division in the Eastern District of Pennsylvania relating to tobacco leaf purchases; the United States Attorney for the Northern District of New York relating to alleged contraband transactions primarily in Canadian-brand tobacco products; and the United States Attorney for the Western District of New York apparently relating to the sale of cigarettes by third parties upon which state taxes had allegedly not been paid. PMI and its subsidiary, Philip Morris Duty Free Inc., have also received subpoenas in connection with the investigation being conducted by the United States Attorney for the Northern District of New York. While the outcomes of these investigations cannot be predicted, PM Inc., PMI and Philip Morris Duty Free Inc. believe they have acted lawfully.

In September 1999, the United States Department of Justice announced that it had concluded its investigation of matters relating to issues raised in testimony provided by tobacco industry executives before Congress in 1994 and other related matters, and that the investigation is closed.

Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions, including a civil health care cost recovery action filed by the United States Department of Justice in September 1999 against domestic tobacco manufacturers and others, including the Company and PM Inc. (See Note 5. Contingencies, above for a discussion of such litigation.)

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

Operating Results

                                      For the Nine Months Ended September 30,
                                  ----------------------------------------------
                                                                  Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                    1999         1998         1999         1998
                                  -------      -------      -------      -------
Domestic tobacco                  $14,352      $11,204      $ 3,436      $ 2,340
International tobacco              21,419       21,253        3,922        4,044
                                  -------      -------      -------      -------
  Total tobacco                   $35,771      $32,457      $ 7,358      $ 6,384
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

Domestic tobacco. During the first nine months of 1999, PM Inc.'s operating revenues increased $3.1 billion (28.1%) over the comparable 1998 period, due primarily to pricing ($4.3 billion), partially offset by lower volume ($1.1 billion).

During February 1999, PM Inc. announced plans to phase out cigarette production at its Louisville plant. As a result, during the first nine months of 1999, PM Inc. recorded pre-tax charges of $183 million, principally for the cost of separation programs covering approximately 1,500 employees. During the first nine months of 1998, PM Inc. recorded pre-tax charges of $319 million related to separation programs and $1,116 million related to tobacco litigation settlements with the states of Minnesota, Mississippi, Texas and Florida.

Operating companies income for the first nine months of 1999 increased $1.1 billion (46.8%) over the comparable 1998 period, due primarily to lower pre-tax tobacco litigation settlement charges ($1,116 million), price increases, net of cost increases ($1,114 million) and lower pre-tax charges for separation programs ($136 million), partially offset by lower volume ($789 million) and higher marketing, administration and research costs ($496 million, primarily increased marketing related to consumer promotions). Excluding the impact of the 1998 tobacco litigation settlement charges and the separation programs in each year, PM Inc.'s operating companies income of $3,619 million for the first nine months of 1999 decreased 4.1% from $3,775 million during the comparable 1998 period.

Domestic tobacco industry shipment volume during the first nine months of 1999 declined 9.8% from the first nine months of 1998 primarily as a result of settlement-related price increases and the trade's decisions to lower inventories. PM Inc.'s shipment volume for the first nine months of 1999 was
155.8 billion units, a decrease of 9.9% from the comparable 1998 period, and its shipment market share declined 0.1 share points to 49.5%. PM Inc. estimates that its year-to-date shipments were adversely affected by the factors mentioned above and by an unfavorable comparison to the corresponding period last year when shipments were higher in advance of fourth-quarter consumer promotions. Excluding the effects of the trade's decisions to lower its inventories and the timing of shipments for consumer promotions, PM Inc. estimates that its volume would have decreased by approximately 8.2% and that its shipment market share would have increased by 0.5 share points to 49.7%. Marlboro shipment volume declined 10.1 billion units (8.1%) from the first nine months of 1998 to 114.0 billion units for a 36.2% share of the total industry, an increase of 0.7 share points over the comparable period of 1998.

Based on shipments, the premium segment accounted for approximately 73.4% of the domestic cigarette industry volume in the first nine months of 1999, an increase of 0.1 share points over the comparable period of 1998. In the premium segment, PM Inc.'s volume decreased 8.6% during the first nine months of 1999, compared with a 9.6% decrease for the industry, resulting in a premium segment share of 59.3%, an increase of 0.7 share points over the first nine months of 1998.

In the discount segment, PM Inc.'s shipments decreased 18.4% to 18.8 billion units in the first nine months of 1999, compared with an industry decline of 10.2%, resulting in a discount segment share of 22.5%, a decrease of 2.3 share points from the comparable period of 1998. Basic shipment volume for the first nine months of 1999 was down 12.8% to 15.2 billion units, for an 18.1% share of the discount segment, a decrease of 0.6 share points from the comparable 1998 period.

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

In August 1999, PM Inc. announced a price increase of $9.00 per thousand cigarettes on its domestic premium and discount brands. This followed similar price increases of $22.50 per thousand in November 1998, $3.00 per thousand in July 1998, $2.50 per thousand in May 1998, $2.50 per thousand in April 1998 and $1.25 per thousand in January 1998. Each $1.00 per thousand increase by PM Inc. equates to a $0.02 increase in the price to wholesalers of each pack of twenty cigarettes.

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

International tobacco. During the first nine months of 1999, international tobacco operating revenues, including excise taxes, increased $166 million (0.8%) over the first nine months of 1998. Excluding excise taxes, operating revenues decreased $370 million (3.3%) due primarily to unfavorable volume/mix ($462 million), partially offset by price increases ($138 million). Operating companies income for the first nine months of 1999 decreased $122 million (3.0%) from the comparable 1998 period due primarily to the pre-tax charge related to the closure of a factory and the corresponding reduction of cigarette production capacity in Brazil ($136 million) and unfavorable volume/mix ($181 million), partially offset by price increases and favorable costs ($185 million). Excluding the impact of the pre-tax charge related to Brazil, operating companies income of $4,058 million for the first nine months of 1999 increased 0.3% over $4,044 million during the comparable 1998 period.

PMI's volume decreased 44.5 billion units (7.8%) from the first nine months of 1998 to 524.5 billion units. In its core markets of Western Europe and Japan, PMI's volume collectively rose 5.2%. However, these gains were more than offset by a 34.2% aggregate volume decline in the lower-margin markets of Russia and the rest of Eastern Europe, reflecting weaker economic conditions, as well as lower worldwide duty-free shipments. Volume advanced in a number of important markets, including Germany, Italy, France, Spain, Portugal, the Benelux and Scandinavian countries, Austria, Romania, Egypt, Turkey, Japan and Mexico. In Asia, PMI recorded higher volume in the markets of Korea, Singapore, Malaysia and Thailand. PMI recorded market share gains in virtually all of its major markets. In Germany, share was slightly lower despite higher shipments. Volume for Marlboro declined 1.7%, as weakness in Eastern Europe and worldwide duty-free shipments more than offset volume gains in many of PMI's major markets. Excluding Eastern Europe and worldwide duty-free markets, Marlboro volume rose 3.9%.

                                     For the Three Months Ended September 30,
                                  ----------------------------------------------
                                                                  Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                    1999         1998         1999         1998
                                  -------      -------      -------      -------
Domestic tobacco                  $ 5,157      $ 4,142      $ 1,367      $ 1,279
International tobacco               7,153        6,979        1,239        1,374
                                  -------      -------      -------      -------
  Total tobacco                   $12,310      $11,121      $ 2,606      $ 2,653
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

Domestic tobacco. During the third quarter of 1999, PM Inc.'s operating revenues increased $1.0 billion (24.5%) over the comparable 1998 period, due primarily to pricing ($1.5 billion), partially offset by lower volume ($457 million).

Operating companies income for the third quarter of 1999 increased $88 million (6.9%) from the comparable 1998 period, due to price increases, net of cost increases (aggregating to $357 million) and 1998 pre-tax tobacco litigation settlement charges ($111 million), partially offset by lower volume ($324 million) and higher marketing, administration and research costs ($46 million, primarily increased marketing related to consumer promotions). Excluding the impact of previously discussed charges for voluntary early retirement and separation programs and tobacco litigation settlements, PM Inc.'s operating companies income of $1,375 million for the third quarter of 1999 decreased $25 million (1.8%) from $1,400 million during the comparable 1998 period.

Domestic tobacco industry shipment volume during the third quarter declined 9.3% from the comparable 1998 period, primarily as a result of settlement-related price increases. PM Inc.'s shipment volume for the third quarter of 1999 was
54.8 billion units, a decrease of 10.6% from the third quarter of 1998. PM Inc.'s shipment decline was driven by settlement-related price increases and by the timing and nature of promotional activities in the corresponding period last year when shipments were higher in advance of fourth-quarter Marlboro consumer promotions. PM Inc.'s third quarter 1999 shipment market share was 49.3%, a decline of 0.7 share points from the comparable period of 1998. However, PM Inc. estimates that, after adjusting for the timing and nature of last year's consumer promotions, its shipment share grew 0.1 share points to 49.5%. Third quarter Marlboro shipment volume decreased 4.8 billion units (10.8%) to 39.6 billion units for a 35.7% share of the total industry, a decrease of 0.6 share points from the third quarter of 1998. After adjusting for the timing and nature of the 1998 Marlboro promotions mentioned above, PM Inc. estimates that the brand's shipment share grew 0.2 percentage points.

Based on shipments, the premium segment accounted for approximately 73.1% and 73.9% of domestic cigarette industry volume in the third quarter of 1999 and 1998, respectively, the decrease from 1998 reflecting the previously mentioned impact of the timing and nature of promotional activities. In the premium segment, PM Inc.'s third quarter volume decreased 10.3%, equal to the decrease for the industry. PM Inc.'s premium segment share was 59.0% during the third quarters of 1999 and 1998.

In the discount segment, PM Inc.'s third quarter shipments decreased 12.7% to
6.8 billion units in 1999, compared with an industry decline of 6.5%, resulting in a discount segment share of 22.9%, a decrease of 1.6 share points from the comparable period of 1998. Basic third quarter shipment volume decreased 310 million units to 5.7 billion units, for a 19.0% share of the discount segment, an increase of 0.3 share points from the comparable 1998 period.

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

International tobacco. During the third quarter of 1999, international tobacco operating revenues of PMI, including excise taxes, increased $174 million (2.5%) from 1998. Excluding excise taxes, operating revenues decreased $52 million (1.4%) from 1998, due primarily to unfavorable volume/mix ($90 million), partially offset by price increases ($61 million). Operating companies income for the third quarter of 1999 decreased $135 million (9.8%) from the comparable 1998 period due primarily to the pre-tax charge related to the closure of a factory and the corresponding reduction of cigarette production capacity in Brazil ($136 million). Excluding the impact of the pre-tax charges related to Brazil, operating companies income of $1,375 million for the third quarter of 1999 increased slightly from $1,374 million during the comparable 1998 period.

PMI's volume in the third quarter of 1999 decreased 10.8 billion units (5.8%) from the comparable 1998 period to 174.9 billion units. In its core markets of Western Europe and Japan, PMI's volume collectively rose 5.5%. However, these gains were more than offset by a 31.7% aggregate volume decline in the lower-margin markets of Russia and the rest of Eastern Europe, reflecting weaker economic conditions, as well as lower worldwide duty-free volume. Volume advanced in a number of important markets, including Germany, Italy, France, Portugal, the Benelux and Scandinavian countries, Austria, Romania, Egypt, Japan, Australia and Mexico. In Asia, PMI continued to see volume recovery in a number of key markets. Double-digit volume gains were recorded in Korea, Malaysia, Thailand and Indonesia, and volume also advanced in the Philippines. PMI recorded market share gains in virtually all of its major markets. In Germany, share was slightly lower despite higher shipments. Volume for Marlboro declined 1.3% for the third quarter of 1999, as weakness in Eastern Europe and worldwide duty-free more than offset volume gains in many of PMI's major markets. Excluding Eastern Europe and worldwide duty-free shipments, Marlboro volume rose 5.1%.

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

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, particularly dairy, coffee bean and cocoa prices. During the second half of 1998, the cost of certain United States dairy commodities reached record high levels. Dairy commodity costs moderated during the first half of 1999, increased briefly during the beginning of the third quarter of 1999 and have subsequently begun to moderate again. Coffee bean prices were lower during 1998 and the first nine months of 1999 after reaching a twenty-year high in May 1997. Lower coffee bean prices have led to price reductions by Kraft, KFI and their competitors. More recently, cocoa prices have also declined.

During the first nine months of 1999, Kraft recorded a pre-tax charge of approximately $157 million, primarily for voluntary separation programs covering approximately 1,100 employees.

During the latter part of the second quarter, the Belgian government and the European Union banned the sale of poultry, poultry-derived products, beef, pork and their derivative products produced in Belgium. The ban resulted from the discovery in Belgium of dioxin contamination in animal feed. In some cases, local European regulatory agencies were reluctant to allow products sourced from Belgium to be sold, even though they were properly certified as safe. Although none of KFI's products were contaminated, in the ensuing political, media and consumer uncertainty, some of KFI's products in several countries were affected by delays in production and transportation from plants to the trade.

During 1999 and 1998, KFI sold several small international food businesses. The operating results of businesses divested were not material to consolidated operating results in any of the periods presented. Also during 1998, Kraft entered into a licensing agreement with the Starbucks coffee chain to market, sell and distribute Starbucks coffee to grocery customers across the United States. In addition, Kraft entered into a licensing agreement with the California Pizza Kitchen restaurant chain to manufacture, market and sell California Pizza Kitchen frozen pizza to grocery customers. Neither of these agreements had a material impact on Kraft's 1999 operating results.

Operating Results

                                      For the Nine Months Ended September 30,
                                  ----------------------------------------------
                                                                  Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                    1999         1998         1999         1998
                                  -------      -------      -------      -------
North American food               $13,193      $12,921      $ 2,404      $ 2,408
International food                  6,601        7,115          785          769
                                  -------      -------      -------      -------
Total food                        $19,794      $20,036      $ 3,189      $ 3,177
                                  =======      =======      =======      =======

North American food. During the first nine months of 1999, operating revenues increased $272 million (2.1%) from the first nine months of 1998, due primarily to higher volume ($176 million) and favorable pricing ($129 million), partially offset by unfavorable currency movements. Operating companies income for the first nine months of 1999 decreased $4 million (0.2%) from the first nine months of 1998, due primarily to a 1999 pre-tax charge for voluntary separation programs ($157 million) and higher marketing, administration and research costs ($174 million, the majority of which related to higher marketing expense), partially offset by favorable net pricing (aggregating $263 million, driven by lower manufacturing and commodity-related costs) and higher volume ($102 million). Excluding the impact of the pre-tax charge for voluntary separation programs, operating companies income of $2,561 million in 1999 increased 6.4% over $2,408 million for the first nine months of 1998.

Volume for the first nine months of 1999 increased over the comparable 1998 period. Volume gains were achieved by beverages, from the strength of ready-to-drink products, powdered soft drinks and new product introductions; frozen pizza, resulting from the continued success of rising crust pizza; meals, primarily as a result of new product introductions during the second half of 1998; processed meats and cheese, each reporting increases across most product categories; coffee, resulting from volume and share gains across its businesses and the continued rollout of Starbucks coffee to grocery customers; and desserts and snacks, from growth in frozen toppings and two-compartment snacks. Offsetting the previously mentioned volume gains were volume declines in enhancers, with lower shipments of spoonable dressings; and cereals, due to aggressive competitive activity. In Canada, volume declined due to retailers' decisions to lower their inventories, as well as aggressive competitive activity in cheese.

International food. Operating revenues for the first nine months of 1999 decreased $514 million (7.2%) from the first nine months of 1998, due to lower pricing ($223 million, primarily due to the effect of lower coffee commodity costs), unfavorable volume/mix ($81 million), unfavorable currency movements ($121 million) and the impact of divestitures ($89 million). Operating companies income for the first nine months of 1999 increased $16 million (2.1%) from the first nine months of 1998, due primarily to favorable net pricing (aggregating to $130 million, primarily related to lower commodity costs), partially offset by higher marketing, administration and research costs ($86 million) and unfavorable currency movements. Excluding the operating results of the international food businesses divested in 1998 and 1999, operating revenues of $6,549 million in the first nine months of 1999 decreased $425 million (6.1%) from $6,974 million in 1998, driven by commodity-led price decreases, and operating companies income of $784 million in 1999 increased $22 million (2.9%) over $762 million in the first nine months of 1998.

KFI's coffee volume decreased from the comparable period of 1998, reflecting continued price competition in Germany and wholesaler-driven trade inventory reductions in Sweden. Despite an overall decrease in coffee volume, KFI registered share gains in roast and ground coffee in France, Sweden, Denmark, Austria and Spain. Confectionery volume was down due to the continued weak business conditions in Russia and other parts of Eastern Europe, as well as recent warmer than usual weather across Europe. However, KFI's chocolate tablet shares were up in France, Italy, Austria, Sweden, Belgium and Norway, and confectionery volume outside Eastern Europe benefited from new products and line extensions. Volume grew in KFI's cheese and grocery business, driven by volume and share advances in cream cheese products in Italy and Australia; lunch combinations volume in the United Kingdom and Germany; spoonable dressings volume in Germany; and powdered soft drink volume in the Middle East, Africa, China and the Philippines. In Latin America, volume declined from the comparable period of 1998 due primarily to lower confectionery shipments in Brazil and lower powdered soft drink volume in Argentina, partially offset by higher powdered soft drink volume in Brazil and higher mayonnaise and cheese volume in Mexico.

                                     For the Three Months Ended September 30,
                                  ----------------------------------------------
                                                                  Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                    1999         1998         1999         1998
                                   ------       ------       ------       ------
North American food                $4,171       $4,016       $  773       $  722
International food                  2,155        2,310          264          262
                                   ------       ------       ------       ------
Total food                         $6,326       $6,326       $1,037       $  984
                                   ======       ======       ======       ======

North American food. During the third quarter of 1999, operating revenues increased $155 million (3.9%) over the third quarter of 1998, due primarily to higher volume ($120 million) and favorable pricing ($52 million). Operating companies income for the third quarter of 1999 increased $51 million (7.1%) over the third quarter of 1998, due primarily to volume increases in ongoing operations ($66 million) and favorable net pricing ($38 million), partially offset by higher marketing, administration and research costs ($42 million, the majority of which related to higher marketing expense).

Volume for the third quarter of 1999 increased over the comparable 1998 period. Volume gains were achieved by beverages, led by the continued success of ready-to-drink products and new product introductions; coffee, resulting from volume and share gains across its businesses and the continued rollout of Starbucks to grocery customers; meals, driven by volume gains in macaroni and cheese and dinner kits; frozen pizza, resulting from the continued success of all of its major product lines; desserts and snacks, on gains from frozen toppings, confectionery mints and two-compartment snacks; processed meats, led by the growth of lunch combinations, which reflected the continued success of new product introductions, and by increases in hot dogs, bacon and pickles; cheese, with gains in a number of product lines including sandwich cheese, recipe cheese and cottage cheese, as well as new product introductions; cereals, despite an intense competitive environment, driven by new product introductions; and enhancers, due to continued volume and share gains in barbecue sauce, as well as strong performance from new salad dressing products. Volume declined in Canada as a result of continued aggressive competitive activity in the cheese business as well as lower shipments to food service customers.

International food. Operating revenues for the third quarter of 1999 decreased $155 million (6.7%) from the third quarter of 1998, due to lower pricing ($70 million, primarily due to the effect of lower coffee commodity costs), unfavorable currency movements ($68 million) and the impact of divestitures ($47 million), partially offset by favorable volume/mix ($30 million). Operating companies income for the third quarter of 1999 increased $2 million (0.8%) from the third quarter of 1998, due primarily to favorable net pricing (aggregating to $59 million, primarily related to lower commodity costs) essentially offset by higher marketing, administration and research costs ($57 million). Excluding the operating results of the international food businesses divested in 1998 and 1999, operating revenues of $2,155 million in the third quarter of 1999 decreased $108 million (4.8%) from $2,263 million in 1998, and operating companies income of $264 million in 1999 increased $4 million (1.5%) from $260 million in the third quarter of 1998.

KFI's coffee volume was up despite soft industry volume in Europe, reflecting strengthened marketing in Germany and Austria, as well as new soluble coffee introductions in the United Kingdom and Spain. KFI's roast and ground coffees gained share in many key markets, including France, Sweden, Denmark, Austria and Spain. In confectionery, European industry volume was down, reflecting an unusually warm summer and the impact of the Belgian dioxin issue. These external factors, combined with the continued economic softness in Russia, negatively affected KFI's confectionery volume. However, confectionery volume did benefit from successful new product launches in several countries and shares were up in most markets, including chocolate tablet shares in France, Italy, Austria, Sweden, Belgium and Norway. Volume grew in KFI's cheese and grocery business, benefiting from positive trends in several key markets, including Germany, the United Kingdom, Spain and the Middle East. KFI continued its expansion of lunch combinations products across Europe, with recent introductions in France. In Australia, KFI reported share gains in cream cheese, process cheese slices and spoonable and pourable dressings, and it successfully launched a line of ready-to-eat snack products in cheese, peanut butter and Vegemite varieties. Powdered soft drinks continued to perform well with strong volume in the developing markets of China, Turkey, the Middle East, Poland and Bulgaria. In Latin America, powdered soft drinks performed well in Brazil and Puerto Rico, and mayonnaise and cheese volumes were higher in Mexico. However, operating companies income in Latin America was unfavorably affected by lower powdered soft drink volume in Argentina and unfavorable currency movements.

Beer

During April 1999, Miller Brewing Company ("Miller") purchased four trademarks from the Pabst Brewing Company ("Pabst") and the Stroh Brewery Company ("Stroh"). Miller also agreed to increase its contract manufacturing of Pabst products, including brands that Pabst acquired from Stroh in a separate agreement. Miller began brewing and shipping the newly acquired brands during the second quarter of 1999. In September 1999, Miller assumed ownership of the former Pabst brewery in Tumwater, Washington as part of these agreements. Miller expects to upgrade the brewery and purchase new equipment to increase the brewery's capacity and efficiency. These agreements are expected to have a positive impact on Miller's revenues and operating companies income for the remainder of 1999.

Miller's license agreement for the rights to brew and sell Lowenbrau in the United States expired on September 30, 1999. The expiration of this agreement is not expected to have a material impact on Miller's future operating revenues and operating companies income.

Nine Months Ended September 30

Miller's operating revenues for the first nine months of 1999 increased $114 million (3.5%) over the first nine months of 1998, due primarily to the previously mentioned newly acquired brands and contract manufacturing fees. Operating companies income for the first nine months of 1999 increased $50 million (12.4%) over the first nine months of 1998, due primarily to favorable pricing and product costs and the impact of previously mentioned newly acquired brands and contract manufacturing fees, partially offset by lower base volume.

Miller's domestic shipment volume of 33.6 million barrels for the first nine months of 1999 increased 2.3% from the comparable 1998 period, reflecting the commencement of shipments of the newly acquired brands (Olde English 800, Hamm's, Mickey's and Henry Weinhard's). Excluding the shipments of the acquired brands, domestic shipment volume declined 0.9% from the first nine months of 1998, reflecting lower domestic shipments of premium brands, primarily Miller Genuine Draft and Molson, partially offset by increases for Icehouse, Foster's and Miller Lite. Domestic shipments of near-premium products increased on higher shipments of Miller High Life, while budget brand products decreased on lower shipments across all brands. Wholesalers' sales to retailers in the first nine months of 1999 decreased 0.5% from the comparable 1998 period, excluding the acquired brands. This decline was due primarily to lower sales of Miller Genuine Draft, Molson and the Milwaukee's Best franchise, partially offset by a double-digit increase for Icehouse and higher sales of Foster's, Miller Lite and Miller High Life.

Three Months Ended September 30

Miller's operating revenues for the third quarter of 1999 increased $82 million (7.7%) over the third quarter of 1998, due primarily to the previously mentioned newly acquired brands and contract manufacturing fees. Operating companies income for the third quarter of 1999 increased $22 million (18.6%) over the third quarter of 1998, due primarily to favorable pricing and product costs and the impact of previously mentioned newly acquired brands and contract manufacturing fees.

Miller's domestic shipment volume of 11.5 million barrels for the third quarter of 1999 increased 4.2% over the comparable 1998 period, reflecting the commencement of shipments of the acquired brands. Excluding the acquired brands, domestic shipment volume declined 0.8% from the third quarter of 1998, reflecting shipments of premium brands, primarily Miller Genuine Draft, Lowenbrau and Molson, partially offset by increased domestic shipments of Miller Lite, Icehouse and Foster's. Domestic shipments of near-premium products increased slightly on higher shipments of Miller High Life, while budget brand products decreased on lower shipments across all brands. Wholesalers' sales to retailers in the third quarter of 1999 decreased 1.2% from the comparable 1998 period, excluding the acquired brands. This decrease was due primarily to lower retail sales of Miller Genuine Draft, Milwaukee's Best and Molson, partially offset by higher sales of Miller Lite, Miller High Life, Icehouse and Foster's.

Financial Services

Philip Morris Capital Corporation's ("PMCC") financial services operating revenues and operating companies income for the first nine months of 1999 increased $51 million (24.5%) and $31 million (22.6%), respectively, over the comparable 1998 period. During the third quarter of 1999, operating revenues and operating companies income increased $20 million (29.0%) and $14 million (31.8%), respectively, over the third quarter of 1998. These increases were due primarily to increased leasing revenues and the continued growth of PMCC's existing portfolio of finance assets.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 1999, net cash provided by operating activities was $9.2 billion compared with $6.4 billion in the comparable 1998 period. The increase primarily reflects the collection of higher settlement-related domestic tobacco revenues prior to the remittance of such amounts to state governments under the terms of the various state settlements negotiated in 1998.

Net Cash Used in Investing Activities

During the first nine months of 1999, net cash used in investing activities was $2.2 billion, up from $1.6 billion in 1998. The increase primarily reflects the cash used during the first nine months of 1999 for the previously mentioned domestic tobacco and beer acquisitions.

Net Cash Used in Financing Activities

During the first nine months of 1999, net cash of $5.1 billion was used in financing activities, as compared with $1.6 billion used in financing activities during the comparable 1998 period. This difference was primarily due to stock repurchases and higher dividends paid during the first nine months of 1999, as well as 1999 net debt issuances of $276 million compared with net debt issuances of $1.3 billion in 1998.

Debt and Liquidity

The Company's total debt (consumer products and financial services) was $14.7 billion at both September 30, 1999 and December 31, 1998. Total consumer products debt was $13.8 billion and $14.0 billion at September 30, 1999 and December 31, 1998, respectively. The Company's ratio of consumer products debt to total equity was 0.87 and 0.86 at September 30, 1999 and December 31, 1998, respectively. The ratio of total debt to total equity was 0.93 and 0.91 at September 30, 1999 and December 31, 1998, respectively.

The Company and its subsidiaries maintain credit facilities with a number of lending institutions, amounting to approximately $12.2 billion. These include revolving bank credit agreements totaling $10.0 billion, which may be used to support any commercial paper borrowings by the Company and which are available for acquisitions and other corporate purposes. Of these revolving bank agreements, an agreement for $8.0 billion expires in 2002, enabling the Company to reclassify short-term debt on a long-term basis. During September 1999, the Company entered into a $2.0 billion revolving credit agreement expiring in September 2000 which replaced an existing facility that expired in October 1999. The Company may continue to refinance long-term and short-term debt from time to time. Based upon the Company's ability and intent to refinance such debt, $800 million of debt, which matures in March 2000 depending upon the level of interest rates at that time, was reclassified as long-term debt at September 30, 1999. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

The Company's credit ratings by Moody's at September 30, 1999 and December 31, 1998 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard & Poor's at September 30, 1999 and December 31, 1998 were "A-1" in the commercial paper market and "A" for long-term debt obligations.

As discussed in Note 5, PM Inc., along with other domestic tobacco companies, has entered into tobacco litigation settlement agreements that will require the domestic tobacco industry to make substantial annual payments in the following amounts: 1999, $4.2 billion (of which PM Inc. has paid a majority of its share); 2000, $9.2 billion; 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion; and thereafter, $9.4 billion. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as additional amounts as follows: 1999, $450 million; 2000, $416 million; and 2001 and 2002, $250 million. As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing community to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, the four major domestic tobacco product manufacturers, including PM Inc. and the grower states, have established a trust fund to provide aid to the tobacco-growing community. The trust will be funded by these four manufacturers over 12 years, beginning in 1999 with payments, prior to application of various adjustments, scheduled to total $5.15 billion. PM Inc. has agreed to pay $300 million into the trust in 1999, which amount was charged against 1998 operating companies income. Future industry payments to the trust are as follows: in 2000, $280 million; 2001, $400 million; 2002 through 2008, $500 million; 2009 and
2010, $295 million. PM Inc.'s portion of the foregoing payments is subject to adjustment for several factors, including inflation, relative market share and industry volume. While PM Inc.'s share of future annual payments is not currently determinable, it is anticipated that such future payments will be funded primarily through price increases.

As discussed above under "Tobacco--Business Environment," the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of the Company, PM Inc. and PMI.

Equity and Dividends

During the first nine months of 1999, the Company repurchased 56.6 million shares of its common stock at a cost of $2.2 billion. The repurchases were made under an existing $8 billion authority that expires in November 2001. At September 30, 1999, cumulative repurchases under the $8 billion authority totaled 64.4 million shares at an aggregate cost of $2.6 billion. The Company did not repurchase any of its stock during the first nine months of 1998.

Dividends paid in the first nine months of 1999 and 1998 were $3.2 billion and $2.9 billion, respectively. In August 1999, the Company's Board of Directors approved a 9.1% increase in the current quarterly dividend rate to $0.48 per share. As a result, the present annualized dividend rate is $1.92 per share.

Cash and Cash Equivalents

Cash and cash equivalents were $5.9 billion at September 30, 1999 and $4.1 billion at December 31, 1998, the increase being largely attributable to higher levels of cash from operations, partially offset by the resumption of the Company's share repurchase program.

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

Foreign exchange rates. The Company is exposed to foreign exchange movements, primarily in European, Japanese, other Asian and Latin American currencies. Consequently, it enters into various contracts, which change in value as foreign exchange rates change, to preserve the value of commitments and anticipated transactions. The Company uses foreign currency option and forward contracts to hedge certain anticipated foreign currency cash flows and raw materials purchases. The Company also enters into short-term currency forward contracts, primarily to hedge intercompany financing transactions denominated in foreign currencies and to hedge the purchase of commodities. At September 30, 1999 and December 31, 1998, the Company had option and forward foreign exchange contracts with an aggregate notional amount of $5.8 billion and $8.1 billion, respectively, for both the purchase and sale of foreign currencies.

The Company also seeks to protect its foreign currency net asset exposure, primarily the Swiss franc and the euro, through the use of foreign-currency denominated debt or currency swap agreements. At September 30, 1999 and December 31, 1998, the notional amounts of currency swap agreements aggregated $2.7 billion and $2.5 billion, respectively.

Commodities. The Company is exposed to price risk related to anticipated purchases of certain commodities used as raw materials by the Company's food businesses. Accordingly, the Company enters into commodity future, forward and option contracts to manage fluctuations in prices of anticipated purchases, primarily coffee, cocoa, sugar, wheat and corn. At September 30, 1999 and December 31, 1998, the Company had net long commodity positions of $256 million and $158 million, respectively. Unrealized gains/losses on net commodity positions were immaterial at September 30, 1999 and December 31, 1998.

Interest rates. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At September 30, 1999 and December 31, 1998, the Company had an interest rate swap agreement which converted $800 million of fixed rate debt to variable rate debt.

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at September 30, 1999 and December 31, 1998, or the Company's results of operations for the three and nine months ended September 30, 1999 or the year ended December 31, 1998.

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Each of the Company's consumer products subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials, local economic conditions and the potential impact of the CDC issue, and their results are dependant upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios, to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity. In addition, PMI, KFI and Kraft are subject to the effects of foreign economies, particularly the timing of economic recoveries in Latin America and Eastern Europe and related shifts in consumer preferences, currency movements and the conversion to the euro. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

            27    Financial Data Schedule.

            99.1  Certain Pending Litigation Matters and Recent Developments.

            99.2  Status of Master Settlement Agreement.

            99.3  Trial Schedule for Certain Cases.

      (b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K on July 2, 1999, dated June 28, 1999, containing information on the Registrant's meeting with security analysts, investors and bankers.

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

               November 12, 1999