Form 10-K405
period 1999-12-31
PHILIP MORRIS COMPANIES INC
filed 2000-03-02
CIK 764180

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 1-8940
                            ------------------------

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
      Common Stock, $0.33 1/3 par value                   New York Stock Exchange

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                            ------------------------

    The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on February 25, 2000, was approximately $45 billion. At such date, there were 2,314,475,814 shares of the registrant's Common Stock outstanding.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's annual report to stockholders for the year ended December 31, 1999, are incorporated in Part I, Part II and Part IV hereof and made a part hereof. The registrant's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 27, 2000, to be filed with the Securities and Exchange Commission, is incorporated in
Part III hereof and made a part hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(A) GENERAL DEVELOPMENT OF BUSINESS

                                    GENERAL

    Philip Morris Companies Inc. is a holding company whose principal wholly-owned subsidiaries, Philip Morris Incorporated, Philip Morris International Inc., Kraft Foods, Inc., and Miller Brewing Company, are engaged in the manufacture and sale of various consumer products. A wholly-owned subsidiary of the Company, Philip Morris Capital Corporation, engages in various financing and investment activities. As used herein, unless the context indicates otherwise, the term "Company" means Philip Morris Companies Inc. and its subsidiaries. The Company is the largest consumer packaged goods company in the world.(*)

    Philip Morris Incorporated ("PM Inc."), which conducts business under the trade name "Philip Morris U.S.A.," is engaged in the manufacture and sale of cigarettes. PM Inc. is the largest cigarette company in the United States. Philip Morris International Inc. ("Philip Morris International" or "PMI") is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes) internationally. A subsidiary of Philip Morris International is the leading United States exporter of cigarettes. MARLBORO, the principal cigarette brand of these companies, has been the world's largest-selling cigarette brand since 1972. Certain subsidiaries and affiliates of Philip Morris International manufacture and sell a wide variety of food products in Latin America.

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

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company's significant industry segments were domestic tobacco, international tobacco, North American food, international food, beer and financial services. Operating revenues and operating companies income (together with a reconciliation to operating income) attributable to each such segment for each of the last three years (along with total assets for each of tobacco, food, beer and financial services at December 31, 1999, 1998 and 1997) are set forth in Note 11 to the Company's consolidated financial statements and are incorporated herein by reference to the Company's annual report to stockholders for the year ended December 31, 1999 (the "1999 Annual Report").

    In 1999, operating companies income for domestic tobacco was approximately 32.8% of consolidated operating companies income, up from 13.1% in 1998 and 25.7% in 1997. Both the decrease from 1997 to

------------------------

* References to the Company's competitive ranking in its various businesses are based on sales data or, in the case of cigarettes and beer, shipments, unless otherwise indicated.

1998 and the increase from 1998 to 1999 were due primarily to charges recorded in 1998 and 1997 for tobacco litigation settlements (discussed below in Item 3. LEGAL PROCEEDINGS). International tobacco contributed 33.5% of consolidated operating companies income in 1999, compared with 44.4% and 35.7%, respectively, in 1998 and 1997. North American food and international food contributed 21.0% and 7.7%, respectively, to consolidated operating companies income in 1999, compared with 27.0% and 9.9%, respectively, in 1998 and 22.4% and 10.3%, respectively, in 1997. Beer and financial services contributed 3.5% and 1.5%, respectively, to consolidated operating companies income in 1999, compared with 4.0% and 1.6%, respectively, in 1998, and 3.6% and 2.3%, respectively, in 1997. The higher contribution attributable to financial services in 1997 reflects a $103 million pre-tax gain on the sale of its real estate operations.

(C) NARRATIVE DESCRIPTION OF BUSINESS

                                TOBACCO PRODUCTS

    PM Inc. manufactures, markets and sells cigarettes in the United States and territories of the United States. Subsidiaries and affiliates of Philip Morris International and their licensees manufacture, market and sell tobacco products outside the United States and export tobacco products from the United States.

DOMESTIC TOBACCO PRODUCTS

    PM Inc. is the largest tobacco company in the United States, with total cigarette shipments in the United States of 208.2 billion units in 1999, a decrease of 8.5% from 1998. PM Inc. accounted for 49.6% of the cigarette industry's total shipments in the United States in 1999 (an increase of 0.2 share points over 1998). The industry's cigarette shipments in the United States decreased by 9.0% in 1999. PM Inc.'s and the industry's volume declines are due primarily to price increases associated with tobacco litigation settlements and excise tax increases. The following table sets forth the industry's cigarette shipments in the United States, PM Inc.'s shipments and its share of United States industry shipments:

YEARS ENDED                                                                     PM INC.
DECEMBER 31                                       INDUSTRY*     PM INC.    SHARE OF INDUSTRY
-----------                                       ----------   ---------   -----------------
                                                  (IN BILLIONS OF UNITS)          (%)
1999...........................................     419.3        208.2            49.6
1998...........................................     460.8        227.6            49.4
1997...........................................     482.9        235.2            48.7

    PM Inc.'s major premium brands are MARLBORO, VIRGINIA SLIMS, BENSON & HEDGES, MERIT and PARLIAMENT. Its principal discount brands are BASIC and CAMBRIDGE. All of its brands are marketed to take into account differing preferences of adult smokers. MARLBORO is the largest-selling cigarette brand in the United States, with shipments of 152.8 billion units in 1999 (down 6.0% from 1998), equating to 36.4% of the United States market (up 1.2 share points over
1998).

    In 1999 and 1998, the premium and discount segments accounted for approximately 73% and 27%, respectively, of domestic cigarette industry volume. PM Inc.'s share of the premium segment was 59.5% in 1999, an increase of 1.1 share points over 1998. Shipments of premium cigarettes accounted for 88.0% of PM Inc.'s 1999 volume, up from 86.4% in 1998. In 1999, United States industry shipments within the discount segment declined 10.3% from 1998 levels;
PM Inc.'s 1999 shipments within this category declined 19.5%, resulting in a share of 22.4% of the discount segment (down 2.6 share points from 1998).

    During 1998, PM Inc. paid $150 million for options to purchase the voting and non-voting common stock of a company (the "acquiree"), the sole assets of which are three U.S. cigarette trademarks, L&M, LARK and CHESTERFIELD. During 1999, PM Inc. substantially completed its acquisition of the acquiree.

------------------------

*   Source: Management Science Associates.

Including the $150 million paid in December 1998, the total acquisition price was approximately $300 million. L&M, LARK and CHESTERFIELD accounted for less than 0.2% of domestic cigarette industry volume in 1999 and 1998.

    During 1999, PM Inc. announced plans to phase out cigarette production capacity at its Louisville, Kentucky manufacturing plant by August 2000. The closure of this facility will occur in stages, as cigarette production is shifted to other PM Inc. manufacturing facilities in the United States. As a result of this announcement, PM Inc. recorded pre-tax charges of $183 million during 1999. These charges included enhanced severance, pension and post-retirement benefits in accordance with the terms of the underlying plans, affecting approximately 1,500 hourly and salaried employees.

    PM Inc. cannot predict future change or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments may continue to be materially adversely affected by price increases related to tobacco litigation settlements and, if enacted, by increased excise taxes or other tobacco legislation discussed below.

INTERNATIONAL TOBACCO PRODUCTS

    Philip Morris International's total cigarette shipments declined 6.3% in 1999 to 672.1 billion units due primarily to the impact of regional economic crises. Volume for 1999 includes approximately 4.2 billion units of incremental volume from year 2000 business as customers purchased additional product in anticipation of business disruptions from the century date change. Philip Morris International estimates that its share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States and duty-free shipments) was 13.5% in 1999, down from 13.7% in 1998. Philip Morris International estimates that international cigarette market shipments were approximately 4.7 trillion units in 1999, down slightly from 1998. Philip Morris International's leading brands--MARLBORO, L&M, PHILIP MORRIS, BOND STREET, CHESTERFIELD, PARLIAMENT, LARK, MERIT and VIRGINIA SLIMS--collectively accounted for approximately 10.2% of the international cigarette market, down from 10.4% in 1998. Shipments of Philip Morris International's principal brand, MARLBORO, decreased 1.9% in 1999, and represented more than 6% of the international cigarette market in 1999 and 1998.

    Philip Morris International has a cigarette market share of at least 15%, and in a number of instances substantially more than 15%, in more than 50 markets, including Argentina, Australia, Austria, Belgium, the Czech Republic, Finland, France, Germany, Greece, Hong Kong, Hungary, Italy, Japan, Mexico, the Netherlands, Poland, Portugal, Saudi Arabia, Singapore, Spain, Switzerland and Turkey.

    In 1999, Philip Morris International took a number of measures to invest in and expand its international manufacturing base. Philip Morris International increased its ownership interests in affiliated companies in Portugal and Poland and conducted facilities expansions in Germany, Portugal, Holland, Switzerland, Poland, Romania, Turkey, Ukraine, Russia, Kazakhstan and Indonesia.

    In 1999, Philip Morris International announced the closure of a cigarette factory and the corresponding reduction of cigarette production capacity in Brazil. Prior to the factory closure, existing employees were offered voluntary dismissal benefits. These benefits were accepted by half of the approximately 1,000 employees at the facility. During the third quarter of 1999, the factory was closed and the remaining employees were dismissed. A pre-tax charge of $136 million was recorded by PM International to write down the tobacco machinery and equipment no longer in use and to recognize the cost of enhanced severance benefits.

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

    The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price reductions and other discounts. The tobacco products of the Company's subsidiaries, affiliates and their licensees are advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in many other countries. In addition, as discussed below under TAXES, LEGISLATION, REGULATION AND OTHER MATTERS REGARDING TOBACCO AND SMOKING--STATE SETTLEMENT AGREEMENTS, PM Inc. and other domestic tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

    PM Inc. and Philip Morris International's subsidiaries and affiliates and their licensees purchase domestic burley and flue-cured leaf tobaccos of various grades and types each year, primarily at domestic auction. However, in light of recent reductions in the federal price-support program for tobacco farmers, PM Inc. announced in February 2000 that it would conduct a pilot partnering program with a limited number of tobacco growers in order to ensure adequate supply of burley tobacco. Under the terms of the program, PM Inc. would agree in advance to purchase certain amounts of burley tobacco directly from growers in the program. In addition, oriental tobacco and certain other tobaccos are purchased outside the United States. The tobacco is then graded, cleaned, stemmed and redried prior to its storage for aging up to three years. Large quantities of leaf tobacco inventory are maintained to support cigarette manufacturing requirements. Tobacco is an agricultural commodity subject to United States government controls, including the tobacco price support (subject to Congressional review) and production adjustment programs administered by the United States Department of Agriculture (the "USDA"), either of which can substantially affect market prices. PM Inc. and Philip Morris International believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.

TAXES, LEGISLATION, REGULATION AND OTHER MATTERS REGARDING TOBACCO AND SMOKING

    The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc., Philip Morris International and the Company.

    These issues, some of which are more fully discussed below, include legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); increased smoking and health litigation and jury verdicts against PM Inc., including in Phase One of the ENGLE class action trial discussed below in Item 3. LEGAL PROCEEDINGS; the filing of a civil lawsuit by the U.S. federal government against various cigarette manufacturers and others as discussed below in Item 3. LEGAL PROCEEDINGS; price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; an increase in diversion into the United States market of product intended for sale outside the United States; the issuance of final regulations by the United States Food and Drug Administration (the "FDA") that, if upheld by the courts, would regulate cigarettes as "drugs" or "medical devices"; governmental and grand jury investigations; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; proposed legislation to eliminate the United States tax deductibility of tobacco advertising and promotional costs; proposed legislation in the United States to require the establishment of ignition-propensity performance standards for cigarettes; the diminishing social acceptance of smoking, increased pressure from anti-smoking groups and unfavorable press reports; and other tobacco legislation that may be considered by the Congress, the states and other jurisdictions inside and outside the United States.

    EXCISE TAXES--Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $0.34 per pack of 20 cigarettes and is scheduled to increase to $0.39 per pack on January 1, 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.66 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and the Clinton Administration's fiscal year 2001 budget proposal includes an additional increase of $0.25 per pack in the federal excise tax, as well as a contingent special assessment related to youth smoking rates. Increases in other cigarette-related taxes have been proposed at the state and local level and in many jurisdictions outside the United States.

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

    FDA REGULATIONS--The FDA has promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the regulations, and could materially adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc. and the Company. In August 1998, the Fourth Circuit Court of Appeals ruled that the FDA does not have the authority to regulate tobacco products, and declared the FDA's regulations invalid. In April 1999, the U.S. Supreme Court agreed to review the Fourth Circuit's decision and in December 1999 heard oral arguments. The ultimate outcome of this litigation cannot be predicted.

    The Company has recently stated publicly that while it continues to strongly oppose the FDA's regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act, it is prepared to discuss new federal legislation that would provide for reasonable regulation of cigarettes as cigarettes.

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

    HEALTH EFFECTS OF SMOKING AND EXPOSURE TO ETS--Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking in adolescence.

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

    In 1999, the Company launched a Web site that includes, among other things, views of public health authorities on smoking, disease causation in smokers and addiction. Consistent with the Company's position set forth in its October 1997 submission to the United States Senate Judiciary Committee (discussed above), the Web site advises smokers and potential smokers to rely on the messages of public health authorities in making all smoking-related decisions. The site furthers the Company's efforts to implement this position.

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

    GOVERNMENTAL AND GRAND JURY INVESTIGATIONS--PM Inc. has received requests for information (including grand jury subpoenas) in connection with governmental investigations, and has cooperated with respect to such requests. Present and former employees of PM Inc. have testified in connection with certain of these matters. The investigations include two grand jury investigations being conducted by: the United States Attorney for the Northern District of New York, relating to alleged contraband transactions primarily in Canadian-brand tobacco products; and the United States Attorney for the Western District of New York, apparently relating to the sale of cigarettes by third parties upon which state taxes had allegedly not been paid. PMI and its subsidiary, Philip Morris Duty Free Inc., have also received subpoenas in connection with the investigation being conducted by the United States Attorney for the Northern District of New York. While the outcomes of these investigations cannot be predicted, PM Inc., PMI and Philip Morris Duty Free Inc. believe they have acted lawfully.

    In September 1999, the United States Department of Justice announced that it had concluded its investigation of matters relating to issues raised in testimony provided by tobacco industry executives before Congress in 1994 and other related matters, and that the investigation is closed. In February 2000, the United States Department of Justice Antitrust Division advised that it has closed its investigation in the Eastern District of Pennsylvania relating to tobacco leaf purchases.

    TOBACCO-RELATED LITIGATION--There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions, including the ENGLE class action trial currently underway in Florida in which PM Inc. is a defendant and a civil health care cost recovery action filed by the United States Department of Justice in September 1999 against domestic tobacco manufacturers and others, including the Company and PM Inc. (See Item 3. LEGAL PROCEEDINGS, for a discussion of such litigation.)

    STATE SETTLEMENT AGREEMENTS--As discussed in Item 3. LEGAL PROCEEDINGS, during 1997 and 1998, PM Inc. and other major domestic tobacco product manufacturers entered into agreements with states and various U.S. jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry's conduct of its business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following: targeting youth; use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; and free sampling. In addition, the settlement agreements require companies to affirm corporate principles to reduce underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related trade associations and place restrictions on the establishment of any replacement organizations.

                                 FOOD PRODUCTS

    Kraft and Kraft Foods International have taken a number of actions to improve their business portfolios and operating efficiencies. During
January 2000, Kraft announced that it had agreed to purchase the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products, for approximately $268 million. In a separate transaction, Kraft also announced that it has acquired Boca Burger, Inc., a privately-held manufacturer and marketer of soy-based meat alternatives, for approximately $100 million. During 1999, Kraft Foods International sold two international food businesses, and Philip Morris International sold one international food business. During 1998, Kraft Foods International sold four international food businesses. During 1997, Philip Morris International sold its Brazilian ice cream businesses, Kraft sold North American maple-flavored syrup businesses and Kraft Foods International sold a Scandinavian sugar confectionery business. The impact of acquisitions and divestitures has not had a material effect on the Company's results of operations.

    During 1999, Kraft announced that it was offering voluntary retirement incentive or separation programs to certain eligible hourly and salaried employees in the United States. Employees electing to terminate employment under the terms of these programs were entitled to enhanced retirement or severance benefits. Approximately 1,100 hourly and salaried employees accepted the benefits offered by these programs and elected to retire or terminate. As a result, Kraft recorded a pre-tax charge of $157 million during 1999.

NORTH AMERICA

    Kraft is the largest retail packaged food company in North America. Kraft's principal products include cheese and cheese products, processed meat and poultry products, coffee, ready-to-eat cereals, salad and other dressings, powdered and ready-to-drink beverages, frozen pizza, packaged and ready-to-eat desserts and snacks, packaged pasta dinners, lunch combinations, barbecue sauces, frozen toppings, confections and other cultured dairy and grocery products. Its principal brands include KRAFT, VELVEETA, CRACKER BARREL and POLLY-O cheese and cheese products; PHILADELPHIA cream cheese; CHEEZ WHIZ cheese sauce; OSCAR MAYER luncheon meats, hot dogs, bacon, ham and other meat products; LOUIS RICH luncheon meats, poultry franks, turkey bacon and other poultry products; LUNCHABLES lunch combinations; CLAUSSEN pickles; MAXWELL HOUSE, YUBAN, GEVALIA and NABOB coffees; GENERAL FOODS INTERNATIONAL COFFEES flavored coffees; POST ready-to-eat cereals; MIRACLE WHIP salad dressing; KRAFT spoonable and pourable salad dressings; KOOL-AID, TANG, CAPRI SUN, CRYSTAL LIGHT and COUNTRY TIME powdered and ready-to-drink beverages; TOMBSTONE and JACK'S frozen pizzas and DI GIORNO pastas, sauces, cheeses and frozen pizzas; JELL-O desserts; HANDI-SNACKS snack combinations and desserts; ALTOIDS confections; KRAFT Macaroni & Cheese dinners; KRAFT and BULL'S-EYE barbecue sauces; COOL WHIP whipped toppings; STOVE TOP stuffing mix; MINUTE rice; SHAKE `N BAKE coatings; LIGHT N' LIVELY, BREYERS, KNUDSEN and BREAKSTONE'S cultured dairy products; and TACO BELL grocery products. During 1998, Kraft entered into a licensing agreement to manufacture, market and sell CALIFORNIA PIZZA KITCHEN frozen pizzas and a licensing agreement to market, sell and distribute STARBUCKS coffees to grocery customers.

INTERNATIONAL

    Subsidiaries and affiliates of Kraft Foods International manufacture and market a wide variety of coffee, confectionery, cheese, powdered beverages, processed meats and other grocery products in Europe, with distribution to the Middle East and Africa. In the Asia/Pacific region, select grocery products are produced locally, and other Company branded products are sourced from Europe and the United States. In Latin America, subsidiaries and affiliates of Philip Morris International manufacture and market a wide variety of food products, including confectionery products, various powdered soft drinks, and other grocery products sold by Kraft. In 1999, approximately 81% of operating revenues for the international food businesses were derived from sales in Europe. International brands include JACOBS, GEVALIA, CARTE NOIRE, JACQUES VABRE, KAFFEE HAG, GRAND' MERE, KENCO, SAIMAZA and SPLENDID coffees; MILKA, SUCHARD, COTE D'OR, MARABOU, TOBLERONE, FREIA, TERRY'S, DAIM and CALLARD & BOWSER confectionery products; DAIRYLEA, EL CASERIO and INVERNIZZI cheeses; MIRACOLI pasta dinners and sauces; VEGEMITE spread; ESTRELLA and MAARUD snacks; and SIMMENTHAL meats, as well as a variety of products sold by Kraft in the United States, including PHILADELPHIA cream cheese.

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

    Kraft purchases all of its milk requirements and a substantial portion of its cheese requirements from independent sources, principally from cooperatives and individual producers. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as market supply and demand. During the second half of 1998, the cost of certain United States dairy commodities reached record high levels. Dairy commodity costs moderated during the first half of 1999, increased briefly during the beginning of the third quarter of 1999 and on average have been below the levels seen in 1998.

    The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. Coffee bean prices were lower during 1998 and most of 1999 after reaching a twenty-year high in May 1997. However, coffee bean prices have been volatile in recent months due to drought conditions in Brazil in late 1999.

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

    During the latter part of the second quarter of 1999, the Belgian government and the European Union banned the sale of poultry, poultry-derived products, beef, pork and their derivative products produced in Belgium, resulting from the discovery in Belgium of dioxin contamination in animal feed. Although none of Kraft Foods International's products were contaminated, in the ensuing political, media and consumer uncertainty, some of Kraft Foods International's products in several countries were affected by delays in production and transportation from plants to the trade.

                                      BEER

PRODUCTS

    Miller's brands include MILLER LITE, MILLER LITE ICE, MILLER GENUINE DRAFT, MILLER GENUINE DRAFT LIGHT and ICEHOUSE in the premium segment; the MILLER HIGH LIFE family, including MILLER HIGH LIFE, MILLER HIGH LIFE LIGHT and MILLER HIGH LIFE ICE, and RED DOG in the near-premium segment; MEISTER BRAU, MILWAUKEE'S BEST and MAGNUM MALT LIQUOR in the below-premium segment; and SHARP'S non-alcohol brew. Miller's brand in the specialty segment is LEINENKUGEL. Miller also owns a majority interest in Molson USA, LLC, one of the largest beer importers in the United States, whose brands include MOLSON and FOSTER'S. Other brands in the import segment include PRESIDENTE and SHANGHAI. During 1999, Miller purchased four trademarks from the Pabst Brewing Company ("Pabst") and the Stroh Brewery Company ("Stroh"). Miller began brewing and shipping the newly acquired brands, HENRY WEINHARD'S in the premium segment, OLDE ENGLISH 800 and MICKEY'S in the near-premium segment and HAMM'S in the below premium segment, during the second quarter of 1999. Miller's license agreement for the rights to brew and sell LOWENBRAU in the United States expired on September 30, 1999.

    Miller's total shipment volume (which excludes international shipments of Miller products by other brewers under license and contract brewing arrangements) of 44.2 million barrels for 1999 increased 3.5% from 1998. Export shipments decreased 8.3%, with a planned, corresponding increase in licensee volume. Domestic shipments of 43.3 million barrels increased 3.8% from 1998 due to the newly-acquired brands. Miller's estimated market share of the U.S. malt beverage industry (based on shipments) was 21.6% in 1999, up from 21.2% in 1998. Wholesalers' sales of Miller's products to retailers in 1999 increased 3.3% from 1998. Domestic shipments of premium-priced brands in 1999 increased slightly to 82.2% of total domestic shipments.

    The following table sets forth, based on shipments (including imports and exports), the U.S. industry's sales of beer and brewed non-alcoholic beverages, as estimated by Miller; Miller's unit sales; and Miller's estimated share of industry sales:

YEARS ENDED                                                                 MILLER'S
DECEMBER 31                                       INDUSTRY    MILLER    SHARE OF INDUSTRY
-----------                                       --------   --------   -----------------
                                                   (IN THOUSANDS OF            (%)
                                                       BARRELS)
1999...........................................   204,200     44,175           21.6
1998...........................................   201,751     42,674           21.2
1997...........................................   201,246     43,675           21.7

    During 1999, Miller acquired a brewery in Tumwater, Washington as part of the purchase of brands from Pabst and Stroh. In addition, Miller recorded a pre-tax charge of $29 million to write down three other breweries to their estimated fair values. One of the breweries is presently closed, while the remaining two are not expected to generate sufficient future cash flows to recover the recorded cost of the facilities.

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

                               FINANCIAL SERVICES

    Philip Morris Capital Corporation ("PMCC") invests in leveraged and direct finance leases, other tax-oriented financing transactions and third-party financial instruments. During 1997, PMCC sold its wholly-owned subsidiary, Mission Viejo Company, which was engaged in land planning, development and sales activities. Total assets of PMCC were $7.7 billion at December 31, 1999, up from $6.5 billion at December 31, 1998, reflecting an increase in net finance assets.

                                 OTHER MATTERS

CUSTOMERS

    None of the Company's business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the Company's results of operations.

EMPLOYEES

    At December 31, 1999, the Company employed approximately 137,000 people worldwide.

TRADEMARKS

    Trademarks are of material importance to all three of the Company's consumer products businesses and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

ENVIRONMENTAL REGULATION

    The Company and its subsidiaries are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, which imposes joint and several liability on each responsible party (commonly known as "Superfund"). In 1999, subsidiaries (or former subsidiaries) of the Company were involved in approximately 160 matters subjecting them to potential remediation costs under Superfund or otherwise. The Company and its subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on the Company's results of operations, capital expenditures, financial position, earnings and competitive position.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders, including this Annual Report on Form 10-K. One can identify these forward-looking statements by use of words such as "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

    The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the Company's understanding of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing, and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Each of the Company's consumer products subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios, in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels and to improve productivity. In addition, Philip Morris International, Kraft Foods International and Kraft are subject to the effects of foreign economies particularly the timing of economic recoveries in Latin America and Eastern Europe and related shifts in consumer preferences, currency movements and the conversion to the euro. Developments in any of these areas, which are more fully described elsewhere in Part I hereof and in the Management's Discussion & Analysis of Financial Condition and Results of Operations ("MD&A") on pages 19-33 of the Company's 1999 Annual Report, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    The amounts of operating revenues and long-lived assets attributable to each of the Company's geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 11 to the Company's consolidated financial statements, incorporated herein by reference to the Company's 1999 Annual Report.

    Subsidiaries of the Company export tobacco and tobacco-related products, coffee products, grocery products, cheese, processed meats and beer. In 1999, the value of all exports from the United States by these subsidiaries amounted to approximately $5 billion.

ITEM 2. DESCRIPTION OF PROPERTY.

TOBACCO PRODUCTS

    PM Inc. owns seven tobacco manufacturing and processing facilities--four in the Richmond, Virginia area, two in Louisville, Kentucky and one in Cabarrus County, North Carolina. As noted above, cigarette production at one of PM Inc.'s Louisville, Kentucky plants is scheduled to be phased out. Subsidiaries and affiliates of Philip Morris International own, lease or have an interest in 59 cigarette or component manufacturing facilities in 31 countries outside the United States, including cigarette manufacturing facilities in Bergen Op Zoom, the Netherlands and in Berlin, Germany.

FOOD PRODUCTS

    The Company's subsidiaries have 53 manufacturing and processing facilities and 262 distribution centers and depots throughout the United States, as well as 88 foreign manufacturing and processing facilities in 35 countries, and various distribution and other facilities outside the United States. All significant plants and properties used for production of food products are owned, although the majority of the domestic distribution centers and depots are leased.

BEER

    Miller owns and operates nine breweries, located in Milwaukee, Wisconsin
(two); Fort Worth, Texas; Eden, North Carolina; Albany, Georgia; Irwindale, California; Trenton, Ohio; Chippewa Falls, Wisconsin; and Tumwater, Washington. Miller owns a majority interest in the Celis Brewery in Austin, Texas and the Shipyard Brewery in Portland, Maine. Miller also owns a hops-processing facility in Wisconsin and owns or leases warehouses in several locations.

    During 1999, Miller recorded a pre-tax charge of $29 million to write-down the book value of three brewing facilities to their estimated fair values. One of the facilities is presently closed, while the remaining two small facilities are not expected to generate sufficient future cash flows to recover the recorded cost of the facilities.

GENERAL

    The plants and properties owned and operated by the Company's subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

ITEM 3. LEGAL PROCEEDINGS.

    Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against the Company, its subsidiaries and affiliates, including PM Inc. and Philip Morris International and their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

                     OVERVIEW OF TOBACCO-RELATED LITIGATION

TYPES AND NUMBER OF CASES

    Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation, including suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below.
Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery cases and certain other actions pending as of February 15, 2000, and discusses certain developments in such cases since November 1, 1999.

    As of February 15, 2000, there were approximately 380 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company, compared with approximately 510 such cases on December 31, 1998, and approximately 375 such cases on December 31, 1997. Approximately 12 of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS. In addition, approximately 500 additional individual cases have been filed in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants were members of an ETS smoking and health class action which was settled in 1998. The terms of the court-approved settlement in that case allows class members to file individual lawsuits seeking compensatory damages, but prohibits them from seeking punitive damages.

    As of February 15, 2000, there were approximately 50 smoking and health putative class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 60 such cases on December 31, 1998, and approximately 50 such cases on December 31, 1997. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the United States Court of Appeals for the Fifth Circuit, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

    As of February 15, 2000, there were approximately 60 health care cost recovery actions pending in the United States (excluding the cases covered by the 1998 Master Settlement Agreement discussed below), compared with approximately 95 health care cost recovery cases pending on December 31, 1998, and 105 cases on December 31, 1997.

    There are also a number of tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including approximately 55 smoking and health cases initiated by one or more individuals (Argentina (38), Brazil (2), Canada (1), Germany (3), Hong Kong (1), Ireland
(1), Italy (1), Japan (1), the Philippines (1), Poland (2), Scotland (1), Spain
(1) and Turkey (2)), compared with approximately 27 such cases on December 31, 1998. In addition, there are 10 smoking and health putative class actions pending outside the United States (Australia (2), Brazil (3), Canada (3), Israel
(1) and Nigeria (1)), compared with six in December 1998. In addition, during the past two years, health care cost recovery actions have been brought in Israel, the Marshall Islands, British Columbia, Canada and France (by a local agency of the French social security health insurance system) and, in the United States, by Bolivia, Ecuador (not yet served), Guatemala (dismissed, as discussed below), Ontario (not yet served), Panama, Nicaragua, Thailand (voluntarily dismissed), Ukraine, Venezuela and the States of Goias, Rio de Janeiro and Sao Paulo (not yet served), Brazil.

FEDERAL GOVERNMENT'S LAWSUIT

    In September 1999, the U.S. government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes, the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. In December 1999, the Company and PM Inc. filed a motion to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. The Company and PM Inc. believe that they have a number of valid defenses to the lawsuit and will vigorously defend it.

INDUSTRY TRIAL RESULTS

    There have been several jury verdicts in tobacco-related litigation during the past three years. In July 1999, a Louisiana jury returned a verdict in favor of defendants in an individual smoking and health case against other cigarette manufacturers. Also in July 1999, the jury in the Engle smoking and health class action pending in Florida returned a verdict against PM Inc. and several other tobacco companies in "Phase One" of the trial, which concerned certain issues determined by the trial court to be "common" to the purported causes of action of the plaintiff class. Liability and damages in relation to any individual class member were not decided in Phase One (see "Engle Trial", below, for a more detailed discussion of the Phase One verdict and certain other developments in this case). In June 1999, a Mississippi jury returned a verdict in favor of defendants, including PM Inc., in an action brought on behalf of an individual who died allegedly as a result of exposure to ETS. In May 1999, a Missouri jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. Also in May 1999, a Tennessee jury returned a verdict in favor of defendants, including PM Inc., in two of three individual smoking and health cases consolidated for trial. In the third case (not involving PM Inc.), the jury found liability against defendants and apportioned fault equally between plaintiff and defendants. Under Tennessee's system of modified comparative fault, because the jury found plaintiff's fault equal to that of defendants, recovery was not permitted.

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

    In March 1999, a jury returned a verdict in favor of defendants, including PM Inc., in a union health care cost recovery action brought on behalf of approximately 114 employer-employee trust funds in Ohio.

    Previously, juries had returned verdicts for defendants in three individual smoking and health cases and in one individual ETS smoking and health case. In January 1999, a Florida court set aside a jury award totaling approximately
$1 million in a smoking and health case against another United States cigarette manufacturer and ordered a new trial in the case. In June 1998, a Florida appeals court reversed a $750,000 jury verdict awarded in August 1996 against another United States cigarette manufacturer, and the Florida Supreme Court has heard oral arguments on this ruling. In 1997, a court in Brazil awarded plaintiffs in a smoking and health case the Brazilian currency equivalent of $81,000, attorneys' fees and a monthly annuity for 35 years equal to two-thirds of the deceased smoker's last monthly salary. In March 1999, an appeals court reversed the trial court's award and dismissed the case. Neither the Company nor its affiliates were parties to that action.

    In December 1999, a French court, in an action brought on behalf of a deceased smoker, found that another cigarette manufacturer had a duty to warn him about risks associated with smoking prior to 1976, when the French government required warning labels on cigarette packs, and failed to do so. The court did not determine causation or liability, which shall be considered in future proceedings. Neither the Company nor its affiliates are parties to this action.

ENGLE TRIAL

    Trial in this Florida smoking and health class action case began in July 1998. The plaintiff class seeks compensatory and punitive damages, each in excess of $100 billion, as well as attorneys' fees and court costs. The class consists of all Florida residents and citizens, and their survivors, "who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine."

    In July 1999, the jury returned a verdict against defendants in Phase One of the three-phase trial plan. The Phase One verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that smoking cigarettes causes 20 diseases or medical conditions, that cigarettes are addictive or dependence-producing, defective and unreasonably dangerous, that defendants made materially false statements with the intention of misleading smokers, that defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and that defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages."

    Liability and damages in relation to any individual class member were not decided in Phase One. Phase Two of the trial commenced on November 1, 1999. During this phase, the claims of three of the named plaintiffs are being adjudicated in a consolidated trial before the same jury that returned the verdict in Phase One. Under the trial plan, the jury in Phase Two will determine issues of specific causation, reliance, affirmative defenses, and other individual-specific issues related to the claims of the named plaintiffs and their entitlement to damages, if any.

    Phase Three of the trial plan would address other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

    By order dated July 30, 1999, and supplemented on August 2, 1999 (together, the "order"), the trial judge amended the trial plan in respect of the manner of determining punitive damages, if any. The order provides that the jury in Phase Two will determine punitive damages, if any, on a dollar-amount basis for the entire qualified class. By order of September 3, 1999, the Third District Court of Appeal quashed the July 30, 1999 and August 2, 1999 orders of the trial judge and stated that both compensatory and punitive damages must be tried on an individual as opposed to class-wide basis. On September 17, 1999, the Third District Court of Appeal, on its own motion, vacated its September 3 order, and, on October 20, 1999, ruled that defendants could not challenge the trial plan for determining punitive damages at this stage of the proceedings; the ruling expressly declined to address the merits of whether a class-wide determination of punitive damages is permissible but deferred the court's review of that issue for any appropriate subsequent appeal. Defendants sought review by the Florida Supreme Court of the Third District Court of Appeal's ruling. In December 1999, the Florida Supreme Court denied defendants' petition for review, noting that it did so without prejudicing defendants' rights to raise the same issues in subsequent appeals.

    It is unclear how the trial court's order will be implemented. The order provides that the punitive damage amount, if any, should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, a process that could take years to conclude. PM Inc. and the Company do not believe that an adverse class-wide punitive damage award in Phase Two would permit entry of a judgment at that time that would require the posting of a bond to stay its execution pending appeal or that any party would be entitled to execute on such a judgment in the absence of a bond. However, in a worst case scenario, it is possible that a judgment for punitive damages could be entered in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. PM Inc. and the Company believe that such a result would be unconstitutional and would also violate Florida laws. PM Inc. and the Company will take all appropriate steps to seek to prevent this worst case scenario from occurring and believe these efforts should be successful.

    In other developments, in August 1999, the trial judge denied a motion filed by PM Inc. and other defendants to disqualify the judge. The motion asserted, among other things, that the trial judge was required to disqualify himself because he has a serious medical condition of a type that the plaintiffs claim, and the jury has now found, is caused by smoking, making him financially interested in the result of the case and, under plaintiffs' theory of the case, a member of the plaintiff class. The Third District Court of Appeal denied defendants' petition to disqualify the trial judge. The defendants filed motions seeking reconsideration of this decision and to supplement the record with the deposition testimony of an expert witness. The Third District Court of Appeal denied defendants' motions. In January 2000, defendants filed a petition for a writ of certiorari to the United States Supreme Court requesting that it review the issue of the trial judge's disqualification.

    In February 2000, the trial court denied defendants' renewed motion to quash or amend the gag order that the court has imposed on all parties to the litigation. The defendants filed an appeal with the Third District Court of Appeal seeking immediate review of the gag order and asking that review be conducted on an expedited basis. The court granted the motion for expedited review and oral arguments were heard on February 23, 2000. On February 24, 2000, the court affirmed the trial court's denial of defendants' motion.

    PM Inc. and the Company remain of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the overwhelming majority of federal and state court decisions that have held that mass smoking and health claims are inappropriate for class treatment.
PM Inc. intends to challenge the class certification, as well as numerous other reversible errors that it believes occurred during the trial to date, at the earliest time that an appeal of these issues is appropriate under Florida law. PM Inc. and the Company believe that an appeal of these issues on the merits should prevail.

PENDING AND UPCOMING TRIAL DATES

    In addition to the Engle trial, trial in an individual smoking and health case in which PM Inc. is a defendant commenced in California in January 2000. Additional cases against PM Inc. and, in some cases, the Company as well, are scheduled for trial through the end of 2000. These cases include three health care cost recovery actions that are scheduled for trial in May (New York), June (New York) and December (Minnesota); three asbestos contribution cases (discussed below) that are scheduled for trial in New York in April, September and October; two cases under the California Business and Professions Code (discussed below) that are scheduled for trial in June (California); and approximately ten other individual smoking and health cases that are scheduled for trial in May (New York), June (Minnesota), July (New Jersey and Florida), August (Iowa), October (Louisiana, New Hampshire, South Carolina, Texas and West Virginia) and November (Alabama). Cases against other tobacco companies are also scheduled for trial during this period. Trial dates, however, are subject to change. A schedule of smoking and health class actions, health care cost recovery cases and certain other actions that currently are scheduled for trial in 2000 and 2001 is annexed as Exhibit 99.3 hereto.

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

    The settlement agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2000, $9.2 billion; 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion per year; and, thereafter, $9.4 billion per year. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of

$500 million, as well as additional amounts as follows: 2000, $416 million; and 2001 through 2003, $250 million per year. These payment obligations are the several and not joint obligations of each settling defendant. For the year ended December 31, 1998, PM Inc. recorded settlement charges of $3.1 billion, which represented its share of up-front payments required under the settlement agreements. For periods subsequent to December 31, 1998, PM Inc.'s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, PM Inc. records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

    The State Settlement Agreements also include provisions discussed more fully above, relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions. See Item 1.(c) TAXES, LEGISLATION, REGULATION AND OTHER MATTERS REGARDING TOBACCO AND SMOKING--STATE SETTLEMENT AGREEMENTS.

    As set forth in Exhibit 99.2, the MSA has been initially approved by trial courts in all settling jurisdictions. If a jurisdiction does not obtain "final judicial approval" (i.e., trial court approval and expiration of the time for review or appeal of such approval) of the MSA by December 31, 2001, then, unless the settling defendants and the relevant jurisdiction agree otherwise, the agreement will be terminated with respect to such jurisdiction. As of February 2000, the MSA has received final judicial approval in 47 jurisdictions.

    As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM Inc., and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. PM Inc. has charged $300 million of payments into the trust against 1998 operating companies income. Future industry payments (in 2000, $280 million; 2001, $400 million; 2002 through 2008, $500 million per year; 2009 and 2010, $295 million per year) are subject to adjustments for several factors, including inflation, United States cigarette volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer's relative market share. PM Inc. records its portion of these payments as part of cost of sales as product is shipped.

    In 1999, the State Settlement Agreements materially adversely affected the volumes of PM Inc., and the Company believes that the State Settlement Agreements may materially adversely affect the business, volume, results of operations, cash flows or financial position of PM Inc. and the Company in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements. Manufacturers representing almost all domestic shipments in 1998 have agreed to become subject to the terms of the MSA.

    Certain litigation has arisen out of the State Settlement Agreements, including the actions described below.

    In December 1998, a putative class action was filed against PM Inc. and certain other domestic tobacco manufacturers on behalf of a class consisting of citizens of the United States who consume tobacco products manufactured by defendants. One count of the complaint alleged that defendants conspired to raise the prices of their tobacco products in order to pay the costs of the MSA in violation of federal antitrust laws. The other two counts alleged that the actions of defendants amount to an unconstitutional deprivation of property without due process of law and an unlawful burdening of interstate trade. The complaint sought unspecified damages (to be trebled under the antitrust count), injunctive and declaratory relief, costs and attorneys' fees. In April 1999, the court granted defendants' motions for summary judgment, and plaintiffs have appealed. In February 2000, the United States Court of Appeals for the Tenth Circuit affirmed summary judgment for defendants.

    In February 1999, a putative class action was filed on behalf of tobacco consumers in the United States against the States of California and Utah, other public entity defendants, certain domestic tobacco manufacturers, including
PM Inc., and others, challenging the MSA. Plaintiffs are seeking, among other things, an order (i) prohibiting the states from collecting any monies under the MSA, (ii) restraining the domestic tobacco manufacturers from further collection of price increases related to the MSA and compelling them to reimburse to plaintiffs all monies paid by plaintiffs in the form of price increases related to the MSA, and (iii) declaring the MSA "unfair, discriminatory, unconstitutional and unenforceable." In January 2000, the court granted defendants' motion to dismiss the complaint.

    In April 1999, a putative class action was filed on behalf of all firms that directly buy cigarettes in the United States from defendant tobacco manufacturers. The complaint alleges violation of antitrust law, based in part on the MSA. Plaintiffs seek treble damages computed as three times the difference between current prices and the price plaintiffs would have paid for cigarettes in the absence of an alleged conspiracy to restrain and monopolize trade in the domestic cigarette market, together with attorneys' fees. Plaintiffs also seek injunctive relief against certain aspects of the MSA and against PM Inc.'s acquisition of the U.S. rights to manufacture and market three cigarette trademarks, L&M, LARK and CHESTERFIELD.

    In June 1999, a putative class action was filed on behalf of certain native American tribes against PM Inc. and other cigarette manufacturers challenging the MSA. The complaint alleged that defendants, by entering into the MSA, violated certain constitutional and civil rights of the tribes. The complaint was dismissed by the trial court, and the tribes have appealed.

    In August 1999, five companies that import cigarettes or that are involved in the re-importation of cigarettes into U.S. markets filed suit seeking to invalidate the MSA and the 1998 Texas State Settlement Agreement on various grounds, including violation of antitrust laws. Plaintiffs also seek monetary relief, including treble damages in an unspecified amount and disgorgement of profits. In January 2000, PM Inc. filed a motion to dismiss the complaint.

    In August 1999, after New York obtained final judicial approval of the MSA, four alleged smokers in New York sought leave to intervene in litigation concerning the MSA, alleging violations of antitrust laws and seeking injunctive relief, including invalidating the settlements. The trial court denied the motion as untimely and the putative intervenors have appealed.

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

    In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of February 15, 2000, smoking and health putative class actions were pending in Alabama, Arizona, California, Hawaii, Illinois, Indiana, Iowa, Louisiana, Massachusetts, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah and West Virginia, as well as in Australia, Brazil, Canada, Israel and Nigeria. Class certification has been denied or reversed by courts in 20 smoking and health class actions involving PM Inc. in Arkansas, the District of Columbia, Illinois, Kansas, Louisiana, Michigan, Minnesota, New Jersey (6), New York (2), Ohio, Pennsylvania, Puerto Rico, Texas, and Wisconsin, while classes remain certified in three cases in Florida, Louisiana and Maryland. A number of the class certification decisions are on appeal. In October 1999, the State of New York's highest court affirmed without dissent the decertification and dismissal of a class action suit. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class. Class certification motions are pending in a number of the putative smoking and health class actions. As mentioned above, one ETS smoking and health class action was settled in 1997.

                      HEALTH CARE COST RECOVERY LITIGATION

    In certain of the pending proceedings, domestic and foreign governmental entities and non-governmental plaintiffs, including union health and welfare funds ("unions"), native American tribes, insurers and self-insurers such as Blue Cross and Blue Shield Plans, taxpayers and others, are seeking reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Certain of these cases purport to be brought on behalf of a class of plaintiffs. Other relief sought by some but not all plaintiffs includes punitive damages, treble/ multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

    Defenses raised include lack of proximate cause, remoteness of injury, failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), lack of antitrust standing and injury, federal preemption, lack of statutory authority to bring suit and statute of limitations. In addition, defendants argue that they should be entitled to "set off" any alleged damages to the extent the plaintiff benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payer of medical costs (such as an insurer) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring any actions as subrogees of individual health care recipients and should be subject to all defenses available against the injured party.

    Excluding the cases covered by the MSA, as of February 15, 2000, there were approximately 60 health care cost recovery cases pending in the United States against PM Inc. and, in some cases, the Company, of which approximately 32 were filed by union trust funds. As discussed above under "Federal Government's Lawsuit," the U.S. government filed a health care cost recovery action in September 1999 against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes. Health care cost recovery actions have also been brought in Israel, the Marshall Islands, British Columbia, Canada and France and, in the United States, by Bolivia, Ecuador, Guatemala (dismissed, as discussed below), Ontario (not yet served), Panama, Nicaragua, Thailand (voluntarily dismissed), Ukraine, Venezuela and the States of Goias, Rio de Janeiro and Sao Paulo, Brazil. The actions brought by Bolivia, Guatemala, Nicaragua, Ukraine, Venezuela and the State of Goias, Brazil, have been consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. Other foreign entities and others have stated that they are considering filing health care cost recovery actions.

    Five federal appeals courts have issued rulings in health care cost recovery actions that were favorable to the tobacco industry. The United States Courts of Appeals for the Second, Third, Fifth, Seventh and Ninth Circuits, relying primarily on grounds that the plaintiffs' claims were too remote, have affirmed dismissals of, or reversed trial courts that had refused to dismiss, such actions. In addition, in January 2000, the United States Supreme Court denied plaintiffs' petitions for writs of certiorari in the cases decided by the Court of Appeals for the Second, Third and Ninth Circuits, effectively refusing to consider plaintiffs' appeals.

    Although there have been some decisions to the contrary, to date, most lower courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In December 1999, in the first ruling on a motion to dismiss a health care cost recovery case brought in the United States by a foreign governmental plaintiff, the United States District Court for the District of Columbia dismissed a lawsuit filed by Guatemala, ruling that the claimed injuries were too remote. Guatemala has appealed this decision to the United States Court of Appeals for the District of Columbia Circuit. In
March 1999, in the only union case to go to trial thus far, the jury returned a verdict in favor of defendants on all counts. Plaintiffs' motion for a new trial has been denied. In December 1999, the federal district court in the District of Columbia denied defendants' motion to dismiss a suit filed by union and welfare trust funds seeking reimbursement of health care expenditures allegedly caused by tobacco products. Defendants are appealing this decision.

                    CERTAIN OTHER TOBACCO-RELATED LITIGATION

    ASBESTOS CONTRIBUTION CASES--As of February 15, 2000, 12 suits had been filed by former asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. and others. Ten of these cases are pending. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars. In November 1999, one of these cases was dismissed by the federal district court in the Eastern District of New York although the case was subsequently refiled. Trials in these cases are scheduled to begin in New York in April, September and October 2000.

    LIGHTS/ULTRA LIGHTS CASES--As of February 15, 2000, there were ten putative class actions pending against PM Inc. and the Company, in Arizona, Florida, Illinois, Massachusetts, New Jersey, Ohio, Pennsylvania, Tennessee, and Washington, D.C., on behalf of individuals who purchased and consumed various brands of cigarettes, including MARLBORO LIGHTS, MARLBORO ULTRA LIGHTS, VIRGINIA SLIMS LIGHTS and SUPERSLIMS, MERIT LIGHTS and CAMBRIDGE LIGHTS. These cases allege, in connection with the use of the term "Lights" and/or "Ultra Lights," among other things, deceptive and unfair trade practices and unjust enrichment, and seek injunctive and equitable relief, including restitution.

    RETAIL LEADERS CASE--Three domestic tobacco manufacturers have filed suit against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleges that this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes unlawful monopolization. In addition to an injunction, plaintiffs seek unspecified treble damages, attorneys' fees, costs and interest. In June 1999, the court issued a preliminary injunction enjoining PM Inc. from prohibiting retail outlets that participate in the program at one of the four levels from installing competitive permanent signage in any section of the "industry fixture" that displays or holds packages of cigarettes manufactured by a firm other than PM Inc., and requiring those outlets to allocate a percentage of cigarette-related permanent signage to PM Inc. greater than PM Inc.'s market share, or prohibiting retail outlets from advertising or conducting promotional programs of cigarette manufacturers other than PM Inc. The preliminary injunction applies only to certain accounts and does not affect any other aspect or level of the Retail Leaders program.

    VENDING MACHINE CASE--Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM Inc. has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys' fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs' motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. The claims of ten plaintiffs are set for trial in November 2000; the claims of remaining plaintiffs have been stayed pending disposition of those claims scheduled for trial.

    CASES UNDER THE CALIFORNIA BUSINESS AND PROFESSIONS CODE--In July 1998, two suits were filed in California courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated a California statute known as "Proposition 65" by not informing the public of the alleged risks of ETS to non-smokers. Plaintiffs also allege violations of California's Business and Professions Code regarding unfair and fraudulent business practices. Plaintiffs seek statutory penalties, injunctions barring the sale of cigarettes or requiring issuance of appropriate warnings, restitution, disgorgement of profits and other relief. The defendants' motions to dismiss were denied in both of these cases. In October 1999, plaintiffs' motion for a preliminary injunction was also denied. In January 2000, defendants' motion for summary judgment was granted in part, and plaintiffs' "Proposition 65" claims were dismissed. Trial on the remaining claims in these cases is scheduled to begin in June 2000.

    TOBACCO PRICE CASES--In February 2000, tobacco wholesalers filed three putative class actions against the Company and other domestic tobacco manufacturers alleging that the manufacturers conspired to fix cigarette prices charged to wholesalers in violation of antitrust laws. Consumers in several states filed similar suits alleging the Company and others conspired to fix the prices of cigarettes sold in their states.

    TOBACCO GROWERS' CASE--In February 2000, a lawsuit was filed on behalf of a purported class of tobacco growers and quota-holders. The lawsuit alleges, among other things, that, through the MSA and other related activities, tobacco manufacturers violated antitrust and other laws by conspiring to displace the tobacco quota and price support system administered by the federal government.

                             CERTAIN OTHER ACTIONS

    NATIONAL CHEESE EXCHANGE CASES--Since 1996, seven putative class actions have been filed alleging that Kraft Foods, Inc., and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Two other actions were dismissed in 1998 after Kraft's motions to dismiss were granted, and plaintiffs appealed those dismissals. In one of those cases, in February 2000 the court reversed the trial court's decision to dismiss the case. The remaining three cases were consolidated in state court in

Wisconsin, and in November 1999, the court granted Kraft's motion for summary judgment. Plaintiffs have appealed.

    ITALIAN TAX MATTERS--One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of alleged unpaid taxes assessed to date is the Italian lira equivalent of $2.3 billion. In addition, the Italian lira equivalent of $3.2 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 149 of the assessments. The decisions to overturn 81 assessments have been appealed by the tax authorities. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. Further investigation is being conducted following which a decision will be made as to whether there should be a trial on these charges. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

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

    Reference is made to Note 15, incorporated herein by reference to the Company's 1999 Annual Report, for a description of certain pending legal proceedings. Reference is also made to Exhibit 99.1 to this Form 10-K for a list of pending smoking and health class actions, health care cost recovery actions, and certain other actions, and for a description of certain developments in such proceedings; Exhibit 99.2 for the status of the MSA in each of the settling jurisdictions; and Exhibit 99.3 for a schedule of smoking and health class actions, health care cost recovery and certain other actions that are currently scheduled for trial through 2001. Copies of Note 15 and Exhibits 99.1, 99.2 and
99.3 are available upon written request to the Corporate Secretary, Philip Morris Companies Inc., 120 Park Avenue, New York, NY 10017.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE COMPANY

    The following are the executive officers of the Company as of February 25, 2000:

NAME                                                   OFFICE                             AGE
----                          --------------------------------------------------------  --------
Geoffrey C. Bible...........  Chairman of the Board and Chief Executive Officer            62

John D. Bowlin..............  President and Chief Executive Officer of Miller Brewing
                              Company                                                      49

Bruce S. Brown..............  Vice President, Taxes                                        60

Louis C. Camilleri..........  Senior Vice President and Chief Financial Officer            45

Nancy J. De Lisi............  Vice President and Treasurer                                 49

Roger K. Deromedi...........  President and Chief Executive Officer of Kraft Foods
                              International, Inc.                                          46

Robert A. Eckert............  President and Chief Executive Officer of Kraft Foods,
                              Inc.                                                         45

Paul W. Hendrys.............  President and Chief Executive Officer of Philip Morris
                              International Inc.                                           52

G. Penn Holsenbeck..........  Vice President, Associate General Counsel and Corporate
                              Secretary                                                    53

George R. Lewis.............  President and Chief Executive Officer of Philip Morris
                              Capital Corporation                                          58

Steven C. Parrish...........  Senior Vice President, Corporate Affairs                     49

Timothy A. Sompolski........  Senior Vice President, Human Resources and
                              Administration                                               47

Michael E. Szymanczyk.......  President and Chief Executive Officer of Philip Morris
                              Incorporated                                                 51

Joseph A. Tiesi.............  Vice President and Controller                                41

Charles R. Wall.............  Senior Vice President and General Counsel                    54

William H. Webb.............  Chief Operating Officer                                      60

    All of the above-mentioned officers have been employed by the Company in various capacities during the past five years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" on page 58 of the Company's 1999 Annual Report and made a part hereof.

ITEM 6. SELECTED FINANCIAL DATA.

    The information called for by this Item is hereby incorporated by reference to the information with respect to 1995-1999 appearing under the caption "Selected Financial Data" on pages 34 and 35 of the Company's 1999 Annual Report and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 to 33 of the Company's 1999 Annual Report and made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned "Market Risk" and "Value at Risk" on pages 32 to 33 of the Company's 1999 Annual Report and made a part hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information called for by this Item is hereby incorporated by reference to the Company's 1999 Annual Report as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 58 and in the Index to Consolidated Financial Statements and Schedules (see Item 14) and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by Items 10-13 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 27, 2000, to be filed with the Securities and Exchange Commission, and is made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Index to Consolidated Financial Statements and Schedules

                                                                   REFERENCE
                                                              --------------------
                                                              FORM 10-K     1999
                                                               ANNUAL      ANNUAL
                                                               REPORT      REPORT
                                                                PAGE        PAGE
                                                              ---------   --------
Data incorporated by reference to the Company's 1999 Annual
  Report:
  Consolidated Balance Sheets at December 31, 1999 and
    1998....................................................               36-37
  Consolidated Statements of Earnings for the years ended
    December 31, 1999, 1998 and 1997........................                  38
  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1999, 1998 and 1997............                  40
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................               38-39
  Notes to Consolidated Financial Statements................               41-58
  Report of Independent Accountants.........................                  59
Data submitted herewith:
  Report of Independent Accountants.........................     S-1
Financial Statement Schedule-Valuation and Qualifying
  Accounts..................................................     S-2

    Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

    (b) Reports on Form 8-K: Subsequent to the last quarter of the period for which this Report is filed, the Company filed a Current Report on Form 8-K dated January 26, 2000, relating to its 1999 financial statements.

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

10.15.  Post-Retirement Consulting Agreement between the Company and
        Murray H. Bring.

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

10.24. Master Settlement Agreement relating to state health care cost recovery and other claims. (18)

   12.  Statements re computation of ratios. (19)

   13. Pages 19-59 of the Company's 1999 Annual Report, but only to the extent set forth in Items 1-3, 5-7, 7A, 8 and 14 hereof.
        With the exception of the aforementioned information incorporated by reference in this Annual Report on Form
        10-K, the Company's 1999 Annual Report is not to be deemed
        "filed" as part of this Report.

   21.  Subsidiaries of the Company.

   23.  Consent of independent accountants.

   24.  Powers of attorney.

   27.  Financial Data Schedule. (19)

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

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(18) Incorporated by reference to the Company's Current Report on Form 8-K dated November 25, 1998, as amended by Form 8/K-A dated December 24, 1998.

(19) Incorporated by reference to the Company's Current Report on Form 8-K dated January 26, 2000.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       PHILIP MORRIS COMPANIES INC.

                                                       By:            /s/ GEOFFREY C. BIBLE
                                                            -----------------------------------------
                                                                       (Geoffrey C. Bible,
                                                                    Chairman of the Board and
                                                                     Chief Executive Officer)
Date: March 2, 2000

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
                /s/ GEOFFREY C. BIBLE                  Director, Chairman of the
     -------------------------------------------         Board and Chief Executive       March 2, 2000
                 (Geoffrey C. Bible)                     Officer

               /s/ LOUIS C. CAMILLERI
     -------------------------------------------       Senior Vice President and         March 2, 2000
                (Louis C. Camilleri)                     Chief Financial Officer

                 /s/ JOSEPH A. TIESI
     -------------------------------------------       Vice President and Controller     March 2, 2000
                  (Joseph A. Tiesi)

* ELIZABETH E. BAILEY, HAROLD BROWN,
    JANE EVANS, J. DUDLEY FISHBURN,
    ROBERT E. R. HUNTLEY,
    BILLIE JEAN KING,
    RUPERT MURDOCH,
    JOHN D. NICHOLS, LUCIO A. NOTO,
    RICHARD D. PARSONS, JOHN S. REED,
    CARLOS SLIM HELU,
    STEPHEN M. WOLF                                    Directors

*By:                /s/ LOUIS C. CAMILLERI
           ---------------------------------------
                     (Louis C. Camilleri                                                 March 2, 2000
                      Attorney-in-fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on our audits of the consolidated financial statements of Philip Morris Companies Inc. has been incorporated by reference in this Form 10-K from page 59 of the 1999 annual report to stockholders of Philip Morris
Companies Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14(a) on page 26 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
January 24, 2000

                 PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN MILLIONS)

                 COL. A                      COL. B             COL. C              COL. D       COL. E
-----------------------------------------  ----------   -----------------------   ----------   ----------
                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                           BEGINNING    COSTS AND      OTHER                     END OF
               DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
               -----------                 ----------   ----------   ----------   ----------   ----------
                                                                        (A)          (B)
1999:
CONSUMER PRODUCTS:
  Allowance for discounts................     $  9         $760         $ --         $762         $  7
  Allowance for doubtful accounts........      192           46            1           59          180
  Allowance for returned goods...........       21          100           --          113            8
                                              ----         ----         ----         ----         ----
                                              $222         $906         $  1         $934         $195
                                              ====         ====         ====         ====         ====
FINANCIAL SERVICES:
  Allowance for losses...................     $116         $  2         $ --         $ --         $118
                                              ====         ====         ====         ====         ====

1998:
CONSUMER PRODUCTS:
  Allowance for discounts................     $  8         $607         $ --         $606         $  9
  Allowance for doubtful accounts........      157           36           27           28          192
  Allowance for returned goods...........        6           79           --           64           21
                                              ----         ----         ----         ----         ----
                                              $171         $722         $ 27         $698         $222
                                              ====         ====         ====         ====         ====
FINANCIAL SERVICES:
  Allowance for losses...................     $101         $ 15         $ --         $ --         $116
                                              ====         ====         ====         ====         ====

1997:
CONSUMER PRODUCTS:
  Allowance for discounts................     $  5         $534         $ --         $531         $  8
  Allowance for doubtful accounts........      167           35          (13)          32          157
  Allowance for returned goods...........        5           66           --           65            6
                                              ----         ----         ----         ----         ----
                                              $177         $635         $(13)        $628         $171
                                              ====         ====         ====         ====         ====
FINANCIAL SERVICES:
Allowance for losses.....................     $101         $ --         $ --         $ --         $101
                                              ====         ====         ====         ====         ====

------------------------

Notes:

(a) Related to divestitures, acquisitions, the consolidation of previously unconsolidated subsidiaries and currency translation.

(b) Represents charges for which allowances were created.