Form 10-Q
period 2000-03-31
PHILIP MORRIS COMPANIES INC
filed 2000-05-12
CIK 764180

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      At April 28, 2000, there were 2,286,689,182 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited).

            Condensed Consolidated Balance Sheets at
                  March 31, 2000 and December 31, 1999                    3 - 4

            Condensed Consolidated Statements of Earnings for the
                  Three Months Ended March 31, 2000 and 1999                5

            Condensed Consolidated Statements of Stockholders'
                  Equity for the Year Ended December 31, 1999 and the
                  Three Months Ended March 31, 2000                         6

            Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999              7 - 8

            Notes to Condensed Consolidated Financial Statements          9 - 23

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   24 - 38

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings.                                              39

Item 4.     Submission of Matters to a Vote of Security Holders.         39 - 40

Item 6.     Exhibits and Reports on Form 8-K.                               40

Signature                                                                   41

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                         March 31,  December 31,
                                                          2000         1999
                                                         --------   ------------

ASSETS
Consumer products
  Cash and cash equivalents                              $ 4,226       $ 5,100

  Receivables, net                                         4,621         4,313

  Inventories:
    Leaf tobacco                                           4,121         4,294
    Other raw materials                                    1,742         1,794
    Finished product                                       2,823         2,940
                                                         -------       -------
                                                           8,686         9,028

  Other current assets                                     2,470         2,454
                                                         -------       -------

   Total current assets                                   20,003        20,895

  Property, plant and equipment, at cost                  21,793        21,599
    Less accumulated depreciation                          9,412         9,328
                                                         -------       -------
                                                          12,381        12,271
  Goodwill and other intangible assets
    (less accumulated amortization of
     $5,933 and $5,840)                                   16,910        16,879

  Other assets                                             3,620         3,625
                                                         -------       -------

    Total consumer products assets                        52,914        53,670

Financial services
  Finance assets, net                                      7,563         7,527
  Other assets                                               170           184
                                                         -------       -------

    Total financial services assets                        7,733         7,711
                                                         -------       -------

      TOTAL ASSETS                                       $60,647       $61,381
                                                         =======       =======

            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          2000          1999
                                                        --------    ------------
LIABILITIES
Consumer products
  Short-term borrowings                                 $    248      $    641
  Current portion of long-term debt                          637         1,601
  Accounts payable                                         2,493         3,351
  Accrued marketing                                        2,755         2,756
  Accrued taxes, except income taxes                       1,514         1,519
  Accrued settlement charges                               3,446         2,320
  Other accrued liabilities                                3,287         3,577
  Income taxes                                             1,952         1,124
  Dividends payable                                        1,108         1,128
                                                        --------      --------

    Total current liabilities                             17,440        18,017

  Long-term debt                                          10,828        11,280
  Deferred income taxes                                    1,284         1,214
  Accrued postretirement health care costs                 2,673         2,606
  Other liabilities                                        6,772         6,853
                                                        --------      --------

    Total consumer products liabilities                   38,997        39,970

Financial services
  Short-term borrowings                                      452
  Long-term debt                                             929           946
  Deferred income taxes                                    4,446         4,466
  Other liabilities                                          708           694
                                                        --------      --------

    Total financial services liabilities                   6,535         6,106
                                                        --------      --------

    Total liabilities                                     45,532        46,076

Contingencies (Note 4)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                            935           935

  Earnings reinvested in the business                     30,378        29,556

  Accumulated other comprehensive losses (including
    currency translation of $2,250 and $2,056)            (2,302)       (2,108)
                                                        --------      --------
                                                          29,011        28,383
  Less cost of repurchased stock
      (508,992,947 and 467,441,576 shares)               (13,896)      (13,078)
                                                        --------      --------

    Total stockholders' equity                            15,115        15,305
                                                        --------      --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 60,647      $ 61,381
                                                        ========      ========

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------

                                                         2000           1999
                                                        -------        -------

Operating revenues                                      $20,040        $19,497

Cost of sales                                             7,303          7,260

Excise taxes on products                                  4,450          4,363
                                                        -------        -------

         Gross profit                                     8,287          7,874

Marketing, administration and research costs              4,663          4,566

Amortization of goodwill                                    146            147
                                                        -------        -------

         Operating income                                 3,478          3,161

Interest and other debt expense, net                        185            206
                                                        -------        -------

         Earnings before income taxes                     3,293          2,955

Provision for income taxes                                1,284          1,168
                                                        -------        -------

         Net earnings                                   $ 2,009        $ 1,787
                                                        =======        =======

Per share data:

   Basic earnings per share                             $  0.87        $  0.74
                                                        =======        =======

   Diluted earnings per share                           $  0.87        $  0.73
                                                        =======        =======

   Dividends declared                                   $  0.48        $  0.44
                                                        =======        =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1999 and
                      the Three Months Ended March 31, 2000
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                            Accumulated Other
                                                                           Comprehensive Losses
                                                        Earnings    -----------------------------------                   Total
                                                       Reinvested    Currency                               Cost of       Stock-
                                             Common      in the     Translation                           Repurchased    holders'
                                             Stock      Business    Adjustments    Other        Total        Stock        Equity
                                            --------   ----------   -----------   --------     --------   -----------    --------

Balances, January 1, 1999                   $    935    $ 26,261     $ (1,081)    $    (25)    $ (1,106)    $ (9,893)    $ 16,197

Comprehensive earnings:
 Net earnings                                              7,675                                                            7,675
 Other comprehensive losses,
   net of income taxes:
    Currency translation adjustments                                     (975)                     (975)                     (975)
    Additional minimum pension liability                                               (27)         (27)                      (27)
                                                                                                                         --------
 Total other comprehensive losses                                                                                          (1,002)
                                                                                                                         --------
Total comprehensive earnings                                                                                                6,673
                                                                                                                         --------

Exercise of stock options and
 issuance of other stock awards                               13                                                 115          128
Cash dividends
 declared ($1.84 per share)                               (4,393)                                                          (4,393)
Stock repurchased                                                                                             (3,300)      (3,300)
                                            --------    --------     --------     --------     --------     --------     --------

Balances, December 31, 1999                      935      29,556       (2,056)         (52)      (2,108)     (13,078)      15,305

Comprehensive earnings:
 Net earnings                                              2,009                                                            2,009
 Other comprehensive losses,
   net of income taxes:
    Currency translation adjustments                                     (194)                     (194)                     (194)
                                                                                                                         --------
 Total other comprehensive losses                                                                                            (194)
                                                                                                                         --------
Total comprehensive earnings                                                                                                1,815
                                                                                                                         --------

Exercise of stock options and
 issuance of other stock awards                              (82)                                                103           21
Cash dividends
 declared ($0.48 per share)                               (1,105)                                                          (1,105)
Stock repurchased                                                                                               (921)        (921)
                                            --------    --------     --------     --------     --------     --------     --------

 Balances, March 31, 2000                   $    935    $ 30,378     $ (2,250)    $    (52)    $ (2,302)    $(13,896)    $ 15,115
                                            ========    ========     ========     ========     ========     ========     ========

Total comprehensive earnings were $1,312 million in the first quarter of 1999, which represents net earnings, partially offset by currency translation adjustments.

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        2000              1999
                                                      -------           -------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                      $ 1,972           $ 1,756
             - Financial services                          37                31
                                                      -------           -------

        Net earnings                                    2,009             1,787
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Depreciation and amortization                           428               403
  Deferred income tax provision                            27                79
  Gain on sale of a business                              (28)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                     (399)             (407)
    Inventories                                           281              (332)
    Accounts payable                                     (841)             (803)
    Income taxes                                          845               607
    Accrued liabilities and other current assets          866               432
  Other                                                    40               110
Financial services
  Deferred income tax benefit                             (20)              (26)
  Other                                                   135               103
                                                      -------           -------

        Net cash provided by operating activities       3,343             1,953
                                                      -------           -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                                   (305)             (323)
  Purchases of businesses, net of acquired cash          (358)              (52)
  Proceeds from sale of a business                         32                 2
  Other                                                    15                37
Financial services
  Investments in finance assets                          (142)              (99)
  Proceeds from finance assets                              7                10
                                                      -------           -------

        Net cash used in investing activities            (751)             (425)
                                                      -------           -------

            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        2000              1999
                                                      -------           -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net (repayment) issuance of short-term borrowings   $  (461)          $    31
  Long-term debt proceeds                                  12                15
  Long-term debt repaid                                (1,332)             (776)
Financial services
  Net issuance of short-term borrowings                   452

Repurchase of common stock                               (916)             (613)
Dividends paid                                         (1,125)           (1,070)
Issuance of common stock                                    5                38
Other                                                       7                12
                                                      -------           -------

  Net cash used in financing activities                (3,358)           (2,363)
                                                      -------           -------

Effect of exchange rate changes on cash and
  cash equivalents                                       (108)              (52)
                                                      -------           -------

Cash and cash equivalents:

  Decrease                                               (874)             (887)

  Balance at beginning of period                        5,100             4,081
                                                      -------           -------

  Balance at end of period                            $ 4,226           $ 3,194
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

These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report to Stockholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

Balance sheet accounts are segregated by two broad types of business. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Note 2. Earnings Per Share:

Basic and diluted earnings per share ("EPS") were calculated using the following:

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        2000              1999
                                                      -------           -------
                                                             (in millions)

Net earnings                                           $2,009            $1,787
                                                       ======            ======

Weighted average shares for
  basic EPS                                             2,315             2,424

Plus incremental shares from conversions:
  Restricted stock and stock rights                         2                 2
  Stock options                                             1                13
                                                       ------            ------

Weighted average shares for
  diluted EPS                                           2,318             2,439
                                                       ======            ======

For the first quarter of 2000, options on 119.4 million shares of common stock were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. The number of shares excluded from the 1999 calculation was not material.

Note 3. Segment Reporting:

The Company's products include cigarettes, food (consisting principally of coffee, cheese, chocolate confections, processed meat products and various packaged grocery products) and beer. A subsidiary of the Company, Philip Morris Capital Corporation, invests in leveraged and direct finance leases, other tax-oriented financing transactions and third-party financings. These products and services constitute the Company's reportable segments of domestic tobacco, international tobacco, North American food, international food, beer and financial services.

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

Reportable segment data were as follows:

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        2000              1999
                                                      --------         --------
Operating revenues:                                         (in millions)
   Domestic tobacco                                   $  5,446         $  4,460
   International tobacco                                 6,998            7,340
   North American food                                   4,455            4,396
   International food                                    2,005            2,242
   Beer                                                  1,044              986
   Financial services                                       92               73
                                                      --------         --------
        Total operating revenues                      $ 20,040         $ 19,497
                                                      ========         ========

Operating companies income:
   Domestic tobacco                                   $  1,116         $    918
   International tobacco                                 1,431            1,431
   North American food                                     867              685
   International food                                      246              246
   Beer                                                    153              136
   Financial services                                       58               50
                                                      --------         --------
        Total operating companies income                 3,871            3,466
   Amortization of goodwill                               (146)            (147)
   General corporate expenses                             (215)            (124)
   Minority interest                                       (32)             (34)
                                                      --------         --------
       Total operating income                            3,478            3,161
   Interest and other debt expense, net                   (185)            (206)
                                                      --------         --------
       Total earnings before income taxes             $  3,293         $  2,955
                                                      ========         ========

General corporate expenses of $215 million for the first quarter of 2000 increased $91 million (73.4%) over the comparable period of 1999, due primarily to increased spending for the Company's corporate image campaign.

During the first quarter of 1999, Philip Morris Incorporated ("PM Inc."), the Company's domestic tobacco operation, announced plans to phase out cigarette production capacity at its Louisville, Kentucky manufacturing plant by August 2000 (the "Louisville Closure"). The Louisville Closure is occurring in stages, as cigarette production is shifted to other PM Inc. manufacturing facilities in the United States. As a result, PM Inc. recorded pre-tax charges of $130 million during the first quarter of 1999. These charges, which are in marketing, administration and research costs in the consolidated statement of earnings, included severance benefits and enhanced pension and postretirement benefits in accordance with the terms of the underlying plans for approximately 1,500 hourly and salaried employees. Severance benefits, which can either be paid in a lump sum

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

or as income protection payments over a period of time, commence upon termination of employment. Payments of enhanced pension and postretirement benefits are made over the remaining lives of the former employees in accordance with the terms of the related benefit plans. All operating costs of the manufacturing plant, including increased depreciation, are charged to expense as incurred during the closing period.

During the first quarter of 1999, Kraft Foods, Inc. ("Kraft") announced that it was offering voluntary retirement incentive or separation programs to certain eligible hourly and salaried employees in the United States (the "Kraft Separation Programs"). Employees electing to terminate employment under the terms of the Kraft Separation Programs were entitled to enhanced retirement or severance benefits. Approximately 1,100 hourly and salaried employees accepted the benefits offered by these programs and elected to retire or terminate. As a result, Kraft recorded a pre-tax charge of $157 million during the first quarter of 1999. This charge was included in marketing, administration and research costs in the consolidated statement of earnings and in the North American food segment. Payments of pension and postretirement benefits are made in accordance with the terms of the applicable benefit plans. Severance benefits, which are paid over a period of time, commenced upon dates of termination that ranged from April 1999 to March 2000. Salary and related benefit costs of employees prior to the retirement or termination date were expensed as incurred.

Note 4. Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against the Company, its subsidiaries and affiliates, including PM Inc., and Philip Morris International Inc. ("PMI"), the Company's international tobacco subsidiary, and their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation, including suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below.
Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery cases and certain other actions pending as of May 1, 2000, and discusses certain developments in such cases since February 15, 2000.

As of May 1, 2000, there were approximately 390 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company, compared with approximately 485 such cases on May 1, 1999, and approximately 410 such cases on May 1, 1998. Approximately 11 of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS"). In addition, approximately 625 additional individual cases have been filed in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants were members of an ETS smoking and health class action which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

As of May 1, 2000, there were approximately 40 smoking and health putative class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 60 such cases on May 1, 1999, and approximately 55 such cases on May 1, 1998. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the United States Court of Appeals for the Fifth Circuit, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

As of May 1, 2000, there were approximately 50 health care cost recovery actions pending in the United States (excluding the cases covered by the 1998 Master Settlement Agreement discussed below), compared with approximately 100 health care cost recovery cases pending on May 1, 1999, and 120 cases on May 1, 1998.

There are also a number of tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including approximately 50 smoking and health cases initiated by one or more individuals (Argentina
(38), Brazil (4), Canada (1), Germany (3), Hong Kong (1), Ireland (1), Japan
(1), the Philippines (1), Poland (1), and Spain (1)), compared with approximately 35 such cases on May 1, 1999. In addition, there are 10 smoking and health putative class actions pending outside the United States (Australia
(2), Brazil (3), Canada (3), Israel (1) and Nigeria (1)), compared with seven on May 1, 1999. In addition, during the past two years, health care cost recovery actions have been brought in Israel, the Marshall Islands, British Columbia, Canada and France (by a local agency of the French social security health insurance system) and, in the United States, by Bolivia, Ecuador, Guatemala (dismissed, as discussed below), Nicaragua (dismissed, as discussed below), Province of Ontario, Canada, Panama, Thailand (voluntarily dismissed), Ukraine (dismissed), as discussed below, Venezuela and the States of Espirito Santo, Goias, Rio de Janeiro and Sao Paulo, Brazil.

Federal Government's Lawsuit

In September 1999, the U.S. government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes, the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. The Company and PM Inc. have filed a motion to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. Oral argument on the motion to dismiss is scheduled for June 2000. The Company and PM Inc. believe that they have a number of valid defenses to the lawsuit and will vigorously defend it.

Industry Trial Results

There have been several jury verdicts in tobacco-related litigation during the past three years. On April 7, 2000, the jury in the Engle smoking and health class action pending in Florida against PM Inc. and several other cigarette manufacturers awarded a total of $12.7 million in compensatory damages to the three named plaintiffs. PM Inc. has requested that the court dismiss the award to one of the plaintiffs because of the jury's findings on a statute of limitations question. The same jury, in July 1999, returned a verdict against PM Inc. and the other defendants in an earlier phase of the trial, which concerned certain issues determined by the trial court to be "common" to the purported causes of action of the plaintiff class (see "Engle Trial," below, for a more detailed discussion of these verdicts and certain other developments in this case).

In March 2000, a jury in California awarded a former smoker with lung cancer $1.72 million in compensatory damages against PM Inc. and another cigarette manufacturer and $10 million in punitive damages against PM Inc. as well as an additional $10 million against the other defendant. PM Inc. has filed post-trial motions with the trial court to challenge the verdict and damage awards. In July 1999, a Louisiana jury returned a verdict in favor of defendants in an individual smoking and health case against other cigarette manufacturers. In June 1999, a Mississippi jury returned a verdict in favor of defendants, including PM Inc., in an action brought on behalf of an individual who died allegedly as a result of exposure to ETS. In May 1999, a Missouri jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. Also in May 1999, a Tennessee jury returned a verdict in favor of defendants, including PM Inc., in two of three individual smoking and health cases consolidated for trial. In the third case (not involving PM Inc.), the jury found liability against defendants and apportioned fault equally between plaintiff and defendants. Under Tennessee's system of modified comparative fault, because the jury found plaintiff's fault equal to that of defendants, recovery was not permitted.

In March 1999, an Oregon jury awarded the estate of a deceased smoker $800,000 in actual damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM Inc. In February 1999, a California jury awarded a former smoker $1.5 million in compensatory damages and $50 million in punitive damages against PM Inc. The punitive damage awards in the Oregon and California actions have been reduced to $32 million and $25 million, respectively. PM Inc. is appealing the verdicts and the damage awards in these cases.

In March 1999, a jury returned a verdict in favor of defendants, including PM Inc., in a union health care cost recovery action brought on behalf of approximately 114 employer-employee trust funds in Ohio.

Previously, juries had returned verdicts for defendants in three individual smoking and health cases and in one individual ETS smoking and health case. In January 1999, a Florida court set aside a jury award totaling approximately $1 million in an individual smoking and health case against another United States cigarette manufacturer and ordered a new trial in the case. In June 1998, a Florida appeals court reversed a $750,000 jury verdict awarded in August 1996 against another United States cigarette manufacturer, and the Florida Supreme Court has heard oral arguments on this ruling. In 1997, in an action brought on behalf of a deceased smoker, a court in Brazil awarded the Brazilian currency equivalent of $81,000, attorneys' fees and a monthly annuity for 35 years equal to two-thirds of the deceased smoker's last monthly salary. In March 1999, an appeals court reversed the trial court's award and dismissed the case. Neither the Company nor its affiliates were parties to that action.

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

Liability and damages in relation to any individual class member were not decided in Phase One. Phase Two of the trial commenced on November 1, 1999. During this phase, the claims of three of the named plaintiffs were adjudicated in a consolidated trial before the same jury that returned the verdict in Phase One. On April 7, 2000, the jury awarded $12.7 million in compensatory damages to the three named plaintiffs, although PM Inc. has requested that the court dismiss the award to one of the plaintiffs because of the jury's findings on a statute of limitations question. That plaintiff had been awarded approximately $5.8 million of the total $12.7 million in compensatory damages. As discussed below, the trial plan provides that the same jury next determine punitive damages, if any, on a lump sum basis for the entire class. This punitive damages portion of the trial is currently scheduled to begin May 15, 2000.

Following the completion of Phase Two, Phase Three of the trial plan will address other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

By order dated July 30, 1999, and supplemented on August 2, 1999 (together, the "order"), the trial judge amended the trial plan in respect of the manner of determining punitive damages, if any. The order provides that the jury in Phase Two will determine punitive damages, if any, on a dollar-amount basis for the entire qualified class. By order of September 3, 1999, the Third District Court of Appeal quashed the July 30, 1999 and August 2, 1999 orders of the trial judge and stated that both compensatory and punitive damages must be tried on an individual as opposed to class-wide basis. On September 17, 1999, the Third District Court of Appeal, on its own motion, vacated its September 3 order, and, on October 20, 1999, ruled that defendants could not challenge the trial plan for determining punitive damages at this stage of the proceedings; the ruling expressly declined to address the merits of whether a class-wide determination of punitive damages is permissible but deferred the court's review of that issue for any appropriate subsequent appeal. Defendants sought review by the Florida Supreme Court of the Third District Court of Appeal's ruling. In December 1999, the Florida Supreme Court denied defendants' petition for review, noting that it did so without prejudicing defendants' rights to raise the same issues in subsequent appeals. In March 2000, at the request of the Florida legislature, the Attorney General of Florida issued an advisory legal opinion No. AGO 2000-21 stating that, "Florida law is clear that compensatory damages must be determined prior to any award of punitive damages" in cases such as Engle.

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

On May 5, 2000, the Florida legislature passed legislation that limits the size of a bond that must be posted in order to stay execution of a judgment for punitive damages in a certified class action to the lower of (1) the amount of punitive damages plus twice the statutory rate of interest or (2) ten percent of the defendant's net worth, provided that in no case shall the amount of the required bond exceed $100 million, regardless of the amount of punitive damages. The legislation has been signed by the Governor of Florida and takes effect as the law of Florida immediately. Although the legislation is intended to apply to the Engle case, PM Inc. cannot predict the outcome of any possible challenges to its application.

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

On April 6, 2000, in an action filed by several media organizations, a federal court judge in Florida declared unconstitutional a gag order that the Engle trial judge had imposed and enjoined enforcement of the order.

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

Pending and Upcoming Trials

In addition to the Engle trial, trial in an individual smoking and health case in which PM Inc. is a defendant commenced in New York in May 2000. As set forth in Exhibit 99.3, additional cases against PM Inc. and, in some cases, the Company as well, are scheduled for trial through the end of 2001, including three health care cost recovery actions; four asbestos contribution cases, one of which is scheduled to begin in New York in July 2000; two purported smoking and health class actions; two cases under the California Business and Professions Code, currently scheduled to begin in July 2000; and approximately 15 other individual smoking and health cases (one of which is scheduled to begin in July 2000). Cases against other tobacco companies are also scheduled for trial during this period. Trial dates, however, are subject to change.

On April 18, 2000 the federal judge in the Eastern District of New York that is handling the asbestos contribution case scheduled for trial in July 2000 issued an order that consolidates, for settlement purposes only, seven pending cases involving PM Inc. as well as other industry defendants. These cases include three asbestos contribution cases, three health care cost recovery cases and a purported smoking and health class action. The judge's order directed the parties to select a mediator or special master in order to facilitate settlement discussions and also invited the federal government to join in the settlement discussions. The order also stated that "preliminary discussions may include consideration of whether (the putative class) should be structured to broaden the class and provide possible subclasses so that tobacco litigation may be resolved in a comprehensive fashion." PM Inc. advised the court that it believed that the impediments to such a resolution make such discussions futile and, therefore, such discussions could not lead to the ultimate resolution of the litigation. Nevertheless, the judge ordered the parties to meet with the court to discuss the matter further, but subsequently adjourned the meeting without setting a date.

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

The settlement agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2000, $9.2 billion; 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and, thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as additional amounts as follows: 2000, $416 million; and 2001 through 2003, $250 million each year. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, PM Inc. records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

The State Settlement Agreements also include provisions, discussed below in Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

As set forth in Exhibit 99.2, the MSA has been initially approved by trial courts in all settling jurisdictions. If a jurisdiction does not obtain "final judicial approval" (i.e., trial court approval and expiration of the time for review or appeal of such approval) of the MSA by December 31, 2001, then, unless the settling defendants and the relevant jurisdiction agree otherwise, the agreement will be terminated with respect to such jurisdiction. As of May 2000, the MSA has received final judicial approval in 49 jurisdictions.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM Inc., and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (in 2000, $280 million; 2001, $400 million; 2002 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer's relative market share. PM Inc. records its portion of these payments as part of cost of sales as product is shipped.

The State Settlement Agreements have materially adversely affected the volumes of PM Inc. and the Company; the Company believes that they may materially adversely affect the business, volume, results of operations, cash flows or financial position of PM Inc. and the Company in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements. Manufacturers representing almost all domestic shipments in 1998 have agreed to become subject to the terms of the MSA.

Certain litigation, that is described in Exhibit 99.1, has arisen challenging the validity of the MSA and alleging violation of the antitrust laws.

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

In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of May 1, 2000, smoking and health putative class actions were pending in Alabama, Hawaii, Illinois, Indiana, Iowa, Louisiana, Massachusetts, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah and West Virginia, as well as in Australia, Brazil, Canada, Israel and Nigeria. Class certification has been denied or reversed by courts in 22 smoking and health class actions involving PM Inc. in Arkansas, California (2), the District of Columbia, Illinois, Kansas, Louisiana, Michigan, Minnesota, New Jersey (6), New York (2), Ohio, Pennsylvania, Puerto Rico, Texas, and Wisconsin, while classes remain certified in three cases in Florida, Louisiana and Maryland. A number of the class certification decisions are on appeal. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class. Class certification motions are pending in a number of the putative smoking and health class actions. As mentioned in Overview of Tobacco-Related Litigation, above, one ETS smoking and health class action was settled in 1997.

                      Health Care Cost Recovery Litigation

In certain of the pending proceedings, domestic and foreign governmental entities and non-governmental plaintiffs, including union health and welfare funds ("unions"), native American tribes, insurers and self-insurers such as Blue Cross and Blue Shield Plans, hospitals, taxpayers and others, are seeking reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Certain of these cases purport to be brought on behalf of a class of plaintiffs. Other relief sought by some but not all plaintiffs includes punitive damages, treble/multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

Excluding the cases covered by the MSA, as of May 1, 2000, there were approximately 50 health care cost recovery cases pending in the United States against PM Inc. and, in some cases, the Company, of which approximately 20 were filed by union trust funds. As discussed above under "Federal Government's Lawsuit," the U.S. government filed a health care cost recovery action in September 1999 against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes. Health care cost recovery actions have also been brought in Israel, the Marshall Islands, British Columbia, Canada and France and, in the United States, by Bolivia, Ecuador, Guatemala, Nicaragua, Province of Ontario, Canada, Panama, Thailand (voluntarily dismissed), Ukraine, Venezuela and the States of Espirito Santo, Goias, Rio de Janeiro and Sao Paulo, Brazil. The actions brought by Bolivia, Guatemala, Nicaragua, Ontario, Ukraine, Venezuela and the State of Goias, Brazil, were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia and, as described below, the court has dismissed the claims of Guatemala, Nicaragua and Ukraine. Other foreign entities and others have stated that they are considering filing health care cost recovery actions.

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

Subsequently, in March 2000, the court also dismissed the claims of Nicaragua and Ukraine. Guatemala, Nicaragua and Ukraine each have appealed these decisions to the United States Court of Appeals for the District of Columbia Circuit. In March 1999, in the only union case to go to trial thus far, the jury returned a verdict in favor of defendants on all counts. Plaintiffs' motion for a new trial has been denied. In December 1999, the federal district court in the District of Columbia denied defendants' motion to dismiss a suit filed by union and welfare trust funds seeking reimbursement of health care expenditures allegedly caused by tobacco products. Defendants are appealing this decision.

                    Certain Other Tobacco-Related Litigation

Asbestos Contribution Cases: As of May 1, 2000, 13 suits had been filed by former asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. and others. Nine of these cases are pending. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars. In November 1999, one of these cases was dismissed by the federal district court in the Eastern District of New York although the case was subsequently refiled. Trials in four of these cases are scheduled to begin in New York in July 2000 and January and March 2001, and in Mississippi in February 2001.

Lights/Ultra Lights Cases: As of May 1, 2000, there were twelve putative class actions pending against PM Inc. and the Company, in Arizona, Florida, Illinois, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, and Washington, D.C., on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. These cases allege, in connection with the use of the term "Lights" and/or "Ultra Lights," among other things, deceptive and unfair trade practices and unjust enrichment, and seek injunctive and equitable relief, including restitution.

Retail Leaders Case: Three domestic tobacco manufacturers have filed suit against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleges that this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes unlawful monopolization. In addition to an injunction, plaintiffs seek unspecified treble damages, attorneys' fees, costs and interest. In June 1999, the court issued a preliminary injunction enjoining PM Inc. from prohibiting retail outlets that participate in the program at one of the levels from installing competitive permanent signage in any section of the "industry fixture" that displays or holds packages of cigarettes manufactured by a firm other than PM Inc., or requiring those outlets to allocate a percentage of cigarette-related permanent signage to PM Inc. greater than PM Inc.'s market share. The court also enjoined PM Inc. from prohibiting retail outlets participating in the program from advertising or conducting promotional programs of cigarette manufacturers other than PM Inc. The preliminary injunction does not affect any other aspect of the Retail Leaders program.

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM Inc. has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys' fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs' motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. The claims of ten plaintiffs are set for trial in November 2000; the claims of remaining plaintiffs have been stayed pending disposition of those claims scheduled for trial.

Cases Under the California Business and Professions Code: In July 1998, two suits were filed in California courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated a California statute known as "Proposition 65" by not informing the public of the alleged risks of ETS to non-smokers. Plaintiffs also allege violations of California's Business and Professions Code regarding unfair and fraudulent business practices. Plaintiffs seek statutory penalties, injunctions barring the sale of cigarettes or requiring issuance of appropriate warnings, restitution, disgorgement of profits and other relief. The defendants' motions to dismiss were denied in both of these cases. In October 1999, plaintiffs' motion for a preliminary injunction was also denied. In January 2000, defendants' motion for summary judgment was granted in part, and plaintiffs' "Proposition 65" claims were dismissed. Trial on the remaining claims in these cases is scheduled to begin in July 2000.

Tobacco Price Cases: As of May 1, 2000, tobacco wholesalers and consumers filed approximately 35 putative class actions against the Company and other domestic tobacco manufacturers alleging that, through the MSA and other activities, the manufacturers conspired to fix cigarette prices in violation of antitrust laws. The cases are listed in Exhibit 99.1.

Tobacco Growers' Case: In February 2000, a lawsuit was filed on behalf of a purported class of tobacco growers and quota-holders. The complaint, which was amended in May 2000, alleges that tobacco manufacturers violated antitrust laws by bid-rigging, conspiring to displace the tobacco quota and price support system administered by the federal government and entering into the growers' trust fund described in Litigation Settlements, above.

                              Certain Other Actions

National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed alleging that Kraft, and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Two other actions were dismissed in 1998 after Kraft's motions to dismiss were granted, and plaintiffs appealed those dismissals. In one of those cases, in February 2000 the court reversed the trial court's decision to dismiss the case. The remaining three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted Kraft's motion for summary judgment. Plaintiffs have appealed.

Italian Tax Matters: One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of alleged unpaid taxes assessed to date is the Italian lira equivalent of $2.2 billion. In addition, the Italian lira equivalent of $3.1 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 153 of the assessments. The decisions to overturn 107 assessments have been appealed by the tax authorities to the regional appellate court in Milan. To date, the regional appellate court has rejected 31 of the appeals filed by the tax authorities. The tax authorities may appeal the decisions of the regional appellate court to the Italian Supreme Court. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. Further investigation is being conducted following which a decision will be made as to whether there should be a trial on these charges. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                             ----------------------

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties. Three individual smoking and health cases in which PM Inc. is a defendant have been decided unfavorably at the trial court level and are in the process of being appealed. An unfavorable verdict awarding compensatory damages has been returned in the Engle smoking and health class action trial underway in Florida and the jury will now consider the award of lump sum punitive damages, if any, for the entire class. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

Note 5. Recently Issued Accounting Pronouncements:

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date by the Company of January 1, 2000. During 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

For the Three Months Ended March 31,

                                                          Operating Revenues
                                                     ---------------------------
                                                            (in millions)
                                                      2000                 1999
                                                     -------             -------
Domestic tobacco                                     $ 5,446             $ 4,460
International tobacco                                  6,998               7,340
North American food                                    4,455               4,396
International food                                     2,005               2,242
Beer                                                   1,044                 986
Financial services                                        92                  73
                                                     -------             -------
  Operating revenues                                 $20,040             $19,497
                                                     =======             =======

                                                           Operating Income
                                                     ---------------------------
                                                            (in millions)
                                                      2000                 1999
                                                     -------             -------
Domestic tobacco                                     $ 1,116            $   918
International tobacco                                  1,431              1,431
North American food                                      867                685
International food                                       246                246
Beer                                                     153                136
Financial services                                        58                 50
                                                     -------            -------
  Operating companies income                           3,871              3,466

Amortization of goodwill                                (146)              (147)
General corporate expenses                              (215)              (124)
Minority interest                                        (32)               (34)
                                                     -------            -------
  Operating income                                   $ 3,478            $ 3,161
                                                     =======            =======

Amortization of goodwill is primarily attributable to the North American food segment.

Results of Operations

Operating revenues for the first quarter of 2000 increased $543 million (2.8%) over the first quarter of 1999, due primarily to an increase in revenues from domestic tobacco operations. Despite this increase, the comparison of first quarter operating revenues was adversely affected by approximately $225 million of incremental sales made during the fourth quarter of 1999, as the Company's customers planned for potential business failures related to the Century Date Change ("CDC"). The incremental CDC sales would have normally been made during the first quarter of 2000. Including the incremental CDC revenues in the first quarter of 2000, and excluding the revenues of several small international food businesses divested since the beginning of 1999, operating revenues for the first quarter of 2000 increased $820 million (4.2%) over the first quarter of 1999.

Operating income for the first quarter of 2000 increased $317 million (10.0%) over the comparable 1999 period. The operating income comparison was affected by the following unusual items:

o Louisville Factory Closure - During the first quarter of 1999, Philip Morris Incorporated ("PM Inc.") announced plans to phase out cigarette production capacity at its Louisville, Kentucky manufacturing plant by August 2000 (the "Louisville Closure"). The closure of this facility is occurring in stages, as cigarette production is shifted to other PM Inc. manufacturing facilities in the United States. As a result of this announcement, PM Inc. recorded pre-tax charges of $130 million during the first quarter of 1999. These charges, which are in the domestic tobacco segment's marketing, administration and research costs in the consolidated statement of earnings, included severance benefits and enhanced pension and postretirement benefits in accordance with the terms of the underlying plans for approximately 1,500 hourly and salaried employees. Severance benefits, which can either be paid in a lump sum or as income protection payments over a period of time, commence upon termination of employment. Payments of enhanced pension and postretirement benefits are made over the remaining lives of the former employees in accordance with the terms of the related benefit plans. All operating costs of the manufacturing plant, including increased depreciation, are charged to expense as incurred during the closing period.

o Kraft Separation Programs - During the first quarter of 1999, Kraft Foods, Inc. ("Kraft") announced that it was offering voluntary retirement incentive or separation programs to certain eligible hourly and salaried employees in the United States (the "Kraft Separation Programs"). Employees electing to terminate employment under the terms of these programs were entitled to enhanced retirement or severance benefits. Approximately 1,100 hourly and salaried employees accepted the benefits offered by these programs and elected to retire or terminate. As a result, Kraft recorded a pre-tax charge of $157 million during the first quarter of 1999. This charge was included in marketing, administration and research costs in the consolidated statement of earnings and in the North American food segment. Payments of pension and postretirement benefits are made in accordance with the terms of the applicable benefit plans. Severance benefits, which are paid over a period of time, commenced upon dates of termination that ranged from April 1999 to March 2000. Salary and related benefit costs of employees prior to the retirement or termination date were expensed as incurred.

The operating income comparison was adversely affected by approximately $100 million of operating income from the previously mentioned incremental CDC sales. Including the incremental CDC income and excluding the pre-tax charges for the Louisville Closure and the Kraft Separation Programs, as well as the results from operations divested since the beginning of 1999, operating income for 2000 increased $131 million (3.8%) over the first quarter of 1999, due primarily to higher operating results from all segments, partially offset by higher general corporate expenses. The $91 million increase in general corporate expenses over the first quarter of 1999 is due primarily to higher spending on the Company's corporate image campaign.

Operating companies income, which is defined as operating income before general corporate expenses, minority interest and amortization of goodwill, increased $405 million (11.7%) over the first quarter of 1999, due primarily to the previously discussed 1999 pre-tax charges for the Louisville Closure and the Kraft Separation Programs, partially offset by the incremental CDC income. Including the impact of the incremental CDC income and excluding the 1999 pre-tax charges, as well as the results from operations divested since the beginning of 1999, operating companies income increased 5.8% on higher earnings from all segments.

Currency movements have decreased operating revenues by $673 million ($362 million, after excluding the impact of currency movements on excise taxes), and operating companies income by $93 million from the first quarter of 1999. Declines in operating revenues and operating companies income arising from the strength of the U.S. dollar against the Euro and certain Central and Eastern European currencies have been partially offset by the weakness of the U.S. dollar against the Japanese yen. Although the Company cannot predict future movements in currency rates, strengthening of the dollar, primarily against the Euro, if sustained during the remainder of 2000, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 1999. In addition, the Company's businesses in certain Eastern European markets have been adversely affected by continued economic instability. Although the Company cannot predict future economic developments, the Company anticipates that economic instability may continue to adversely affect its businesses in those markets during 2000.

Interest and other debt expense, net, decreased $21 million (10.2%) in the first quarter of 2000 from the comparable 1999 period. This decrease was due primarily to higher interest income and lower average debt outstanding during the first quarter of 2000.

Diluted and basic EPS, which were each $0.87 for the first quarter of 2000, increased by 19.2% and 17.6%, respectively, over the comparable figures for the first quarter of 1999. Net earnings of $2.0 billion for the first quarter of 2000, increased 12.4% over the first quarter of 1999. These comparisons reflect the charges for the previously discussed Louisville Closure and the Kraft Separation Programs, and exclude the incremental CDC income. After adjusting for the affects of these unusual items, net earnings increased 5.6% to $2.1 billion, diluted EPS increased 11.3% to $0.89 and basic EPS increased 9.9% to $0.89.

Year 2000

To date, the Company and its subsidiaries have experienced no material disruptions to their business operations as a result of the Century Date Change. External information technology specialists have stated that CDC-related miscalculations or systems failures could occur throughout the year 2000 and into 2001. The experience of the Company and its subsidiaries thus far suggests that no material disruptions to their business operations are likely to occur. However, the Company and its subsidiaries will continue to monitor the transition to year 2000 as part of their regular problem management processes and will respond promptly to any problems that occur.

The Company's increases in year-end inventories and trade receivables caused by preemptive contingency plans resulted in incremental cash outflows during 1999 of approximately $300 million. The cash outflows reversed in the first quarter of 2000. In addition, certain operating subsidiaries of the Company had increased shipments in the fourth quarter of 1999, because customers purchased additional product in anticipation of potential CDC-related disruptions, resulting in incremental operating revenues and operating companies income in 1999 of approximately $225 million and $100 million, respectively. Accordingly, there are reductions of corresponding amounts in operating revenues and operating companies income in the first quarter of 2000.

Euro

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency--the Euro. At that time, the Euro began trading on currency exchanges and could be used in financial transactions. Beginning in January 2002, new Euro-denominated currency (bills and coins) will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the Euro conversion have established and, where required, implemented plans to address the systems and business issues raised by the Euro currency conversion. These issues include, among others: (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the Euro currency is issued in 2002. The Euro conversion has not had, and the Company currently anticipates that it will not have, a material adverse impact on its financial condition or results of operations.

Operating Results by Business Segment

Tobacco

Business Environment

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc., Philip Morris International Inc. ("PMI") and the Company.

These issues, some of which are more fully discussed below, include legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); increased smoking and health litigation and recent jury verdicts against PM Inc., including in the Engle class action trial discussed above in Note 4. Contingencies; the filing of a civil lawsuit by the U.S. federal government against various cigarette manufacturers and others as discussed in Note 4; price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; an increase in diversion into the United States market of product intended for sale outside the United States; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; proposed legislation to eliminate the United States tax deductibility of tobacco advertising and promotional costs; proposed legislation in Congress and in the State of New York to require the establishment of fire-safety standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from anti-smoking groups and unfavorable press reports; and other tobacco legislation that may be considered by the Congress, the states and other jurisdictions inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $0.34 per pack of 20 cigarettes and is scheduled to increase to $0.39 per pack on January 1, 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.86 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and the Clinton Administration's fiscal year 2001 budget proposal includes an additional increase of $0.25 per pack in the federal excise tax, as well as a contingent special assessment related to youth smoking rates. Increases in other cigarette-related taxes have been proposed at the state and local levels and in many jurisdictions outside the United States.

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

Food and Drug Administration ("FDA") Regulations: The FDA promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. The regulations included severe restrictions on the distribution, marketing and advertising of cigarettes, and would have required the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements. In August 1998, the Fourth Circuit Court of Appeals ruled that the FDA does not have the authority to regulate tobacco products, and declared the FDA's regulations invalid. On March 21, 2000 the Supreme Court affirmed the Fourth Circuit's decision and ruled that tobacco was not subject to FDA regulation. The Company has stated that while it continues to oppose FDA regulation over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act, it would be prepared to support new legislation that would provide for reasonable regulation at the federal level of cigarettes as cigarettes.

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

On April 17, 2000, the New York State legislature passed legislation that, if signed by the governor, would require the State's Office of Fire Prevention and Control to promulgate rules establishing fire-safety standards for cigarettes that are manufactured or sold in New York. If enacted, the legislation would require that cigarettes manufactured or sold in New York stop burning within a time period specified by the standards or meet other performance standards set by the Office of Fire Prevention and Control. All cigarettes manufactured or sold in New York would be required to meet the established standard within thirty days after the standard is promulgated and financial penalties would be imposed for distributing cigarettes that violate the standard. The ultimate outcome of this legislation cannot be predicted. Similar legislation has been proposed in other states and localities and at the federal level.

It is not possible to predict what, if any, foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of PM Inc., PMI and the Company could be materially adversely affected.

Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions, including the Engle class action trial currently underway in Florida in which PM Inc. is a defendant and a civil health care cost recovery action filed by the United States Department of Justice in September 1999 against domestic tobacco manufacturers and others, including the Company and PM Inc. (See Note 4. Contingencies, above, for a discussion of such litigation.)

State Settlement Agreements: As discussed in Note 4. Contingencies, during 1997 and 1998, PM Inc. and other major domestic tobacco product manufacturers entered into agreements with states and various U.S. jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry's conduct of its business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following: targeting youth; use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; and free sampling. In addition, the settlement agreements require companies to affirm corporate principles to reduce underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

Operating Results

                                       For the Three Months Ended March 31,
                                  ----------------------------------------------
                                                                 Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                   2000          1999        2000         1999
                                  -------      -------      -------      -------
Domestic tobacco                  $ 5,446      $ 4,460      $ 1,116      $   918
International tobacco               6,998        7,340        1,431        1,431
                                  -------      -------      -------      -------
  Total tobacco                   $12,444      $11,800      $ 2,547      $ 2,349
                                  =======      =======      =======      =======

Domestic tobacco. During the first quarter of 2000, PM Inc.'s operating revenues increased $986 million (22.1%) over the comparable 1999 period, due primarily to higher volume ($303 million) and higher pricing ($675 million, including $248 million related to the January 1, 2000 increase in federal excise taxes).

Operating companies income for the first quarter of 2000 increased $198 million (21.6%) from the comparable 1999 period, due primarily to higher volume ($236 million), price increases, net of cost increases ($187 million) and the 1999 pre-tax charges for the Louisville Closure ($130 million), partially offset by higher marketing, administration and research costs ($333 million, primarily marketing). Excluding the impact of the 1999 pre-tax charges for the Louisville Closure, PM Inc.'s operating companies income of $1,116 million for the first quarter of 2000 increased 6.5% from $1,048 million during the comparable 1999 period.

Shipment volume for the domestic tobacco industry during the first quarter of 2000 increased to 102.3 billion units, 4.6% over the first quarter of 1999. PM Inc.'s shipment volume for the first quarter of 2000 was 52.8 billion units, an increase of 7.1% over the comparable 1999 period. First quarter 2000 shipment growth for the industry and PM Inc. was largely driven by wholesalers' decisions to rebuild their inventory levels after the January 1, 2000 federal excise tax increase. In contrast, wholesalers decreased their inventory levels during 1999, as inventory held at the end of 1999 was subject to the federal excise tax increase through a "floor tax." The first quarter of 2000 also had one more shipping day than the comparable 1999 period. PM Inc. estimates that after adjusting for these factors, industry shipment volume declined approximately 2.5% from the first quarter of 1999, while PM Inc.'s shipment volume declined approximately 1.5%.

For the first quarter of 2000, PM Inc.'s shipment market share was 51.6%, an increase of 1.2 share points over the comparable period of 1999. Marlboro shipment volume increased 2.6 billion units (7.0%) over the first quarter of 1999 to 39.6 billion units for a 38.8% share of the total industry, an increase of 0.9 share points over the comparable period of 1999. Contributing to this growth were introductory shipments of Marlboro Milds, which will be launched nationally at retail in May.

Based on shipments, the premium segment accounted for approximately 73.9% of the domestic cigarette industry volume in the first quarter of 2000 and 1999. In the premium segment, PM Inc.'s volume increased

6.6% during the first quarter of 2000, compared with a 4.6% increase for the industry, resulting in a premium segment share of 61.7%, an increase of 1.1 share points over the first quarter of 1999.

In the discount segment, PM Inc.'s shipments increased 11.1% to 6.2 billion units in the first quarter of 2000, compared with an industry increase of 4.6%, resulting in a discount segment share of 23.1%, an increase of 1.4 share points over the comparable period of 1999. Basic shipment volume for the first quarter of 2000 was up 13.2% at 5.1 billion units, for a 19.1% share of the discount segment, an increase of 1.4 share points from the comparable 1999 period. Basic shipment volume was influenced by the timing of promotional shipments year-over-year.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail grew 0.4 share points to 50.5% for the first quarter of 2000. The first quarter 2000 retail share for Marlboro rose 1.1 share points to 37.0%.

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

In January 2000, PM Inc. announced a price increase of $6.50 per thousand cigarettes on its domestic premium and discount brands, principally related to increases in litigation settlement payments. This followed a price increase of $9.00 per thousand in August 1999. Each $1.00 per thousand increase by PM Inc. equates to a $0.02 increase in the price to wholesalers of each pack of twenty cigarettes.

International tobacco. During the first quarter of 2000, international tobacco operating revenues, including excise taxes, decreased $342 million (4.7%) from the first quarter of 1999. Excluding excise taxes, operating revenues decreased $126 million (3.4%), due primarily to unfavorable currency ($190 million) and the previously discussed CDC revenues ($97 million), partially offset by price increases ($156 million).

Operating companies income for the first quarter of 2000 was equal with the comparable 1999 period, due primarily to price increases and favorable costs ($174 million), offset by the shift of CDC income ($59 million) to the fourth quarter of 1999, unfavorable volume/mix ($39 million) and unfavorable currency movements ($80 million). Adjusting for the shift in CDC income, operating companies income of $1,490 million for the first quarter of 2000 increased 4.1% over $1,431 million for the comparable period of 1999.

PMI's first quarter 2000 volume of 171.0 billion units decreased 6.2 billion units (3.5%) from the first quarter of 1999. Adjusting for the shift in CDC volume, (the basis of presentation for all following PMI volume disclosures), PMI's first quarter 2000 volume of 175.2 billion units decreased 2.0 billion units (1.1%) from the comparable 1999 period, due primarily to a 22.5% aggregate volume decline in the economically weakened markets of Central and Eastern Europe (excluding Russia where volume was up), as well as lower worldwide duty-free shipments. However, volume grew a collective 5.2% in Western Europe, Japan and Asia, where PMI earned approximately 70% of its operating companies income. Volume advanced in a number of important markets, including Italy, France, the Benelux countries, Switzerland, Austria, Russia, Japan, Saudi Arabia, Egypt, Thailand, Korea, Malaysia, Indonesia, the Philippines, Mexico and Brazil. PMI recorded market share gains in most of its major markets. Volume was down 4.6% in Germany due to trade purchasing patterns, the continued strong growth of trade brands and a reduction in the number of cigarettes per vending pack following industry price increases in the fourth quarter of 1999. Trade purchasing patterns in the Czech Republic and a lower total industry in Poland contributed to an overall volume decline in Central Europe. Market share in Germany and Poland also declined from the first quarter of 1999. International volume for Marlboro declined 2.3%; however, this decline was caused by lower volume in Eastern Europe, other than Russia, and lower worldwide duty-free shipments.

Food

Business Environment

Kraft, the largest processor and marketer of retail packaged food in the United States, and its subsidiary, Kraft Foods International, Inc. ("KFI"), which markets coffee, confectionery and grocery products in Europe and the Asia/Pacific region, are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade. Additionally, certain subsidiaries and affiliates of PMI that manufacture and sell food products in Latin America are also subject to competitive challenges in various product categories and markets. To confront these challenges, Kraft, KFI and PMI continue to take steps to build the value of premium brands with new product and marketing initiatives, to improve their food business portfolios and to reduce costs.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, particularly dairy, coffee bean and cocoa prices. Dairy commodity costs in the United States on average have been below the levels seen in the first quarter of 1999. Coffee bean prices reflected in Kraft's and KFI's results for the first quarter of 2000 were slightly lower than the first quarter of 1999. Cocoa prices have declined during 2000, compared with 1999.

During the first quarter, Kraft completed its purchase of the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, Kraft also completed its acquisition of Boca Burger, Inc., a privately held manufacturer and marketer of soy-based meat alternatives. The total cost of these acquisitions was $358 million. Neither transaction is expected to have a material effect on 2000 operating revenues or operating companies income of Kraft or the Company.

During 2000 and 1999, PMI and KFI sold several small international food businesses. The operating results of businesses divested were not material to consolidated operating results in any of the periods presented.

Operating Results

                                       For the Three Months Ended March 31,
                                   ---------------------------------------------
                                                                  Operating
                                   Operating Revenues          Companies Income
                                   -------------------       -------------------
                                                   (in millions)
                                    2000         1999         2000         1999
                                   ------       ------       ------       ------
North American food                $4,455       $4,396       $  867       $  685
International food                  2,005        2,242          246          246
                                   ------       ------       ------       ------
Total food                         $6,460       $6,638       $1,113       $  931
                                   ======       ======       ======       ======

North American food. During the first quarter of 2000, operating revenues increased $59 million (1.3%) from the first quarter of 1999, due primarily to higher volume ($128 million), partially offset by the previously mentioned shift in CDC revenues ($69 million).

Operating companies income for the first quarter of 2000 increased $182 million (26.6%) from the first quarter of 1999, primarily reflecting the 1999 pre-tax charge for the Kraft Separation Programs ($157 million), higher volume ($90 million) and favorable margins ($75 million, driven by lower manufacturing and commodity-related costs), partially offset by higher marketing, administration and research costs ($65 million, the majority of which related to higher marketing expense), unfavorable product mix ($31 million) and the shift in CDC income ($26 million). Excluding the impact of the pre-tax charge for the Kraft Separation Programs and adjusting for the shift in CDC income, operating companies income of $893 million in 2000 increased 6.1% over $842 million in the first quarter of 1999.

Volume for the first quarter of 2000 increased over the comparable 1999 period. Volume gains were achieved by beverages, from the strength of ready-to-drink beverages and powdered soft drinks, as well as new product introductions; processed meats, from lunch combinations, hot dogs and luncheon meats; pizza, from volume gains across all brands; cereals, from new product introductions; and desserts and snacks, due to refrigerated ready-to-eat desserts, shelf-stable puddings and mints. Offsetting these volume gains were volume declines in enhancers, as higher shipments of spoonable dressings were more than offset by declines in pourable salad dressings and seasoned coatings; in cheese, due to intense price competition with private label brands; in meals, primarily due to rice and stuffing; and in coffee, as the entire coffee category declined. In Canada, volume was up due to new product introductions in pizza, ready-to-drink beverages, refrigerated ready-to-eat desserts and dinner kits.

International food. Operating revenues for the first quarter of 2000 decreased $237 million (10.6%) from the first quarter of 1999, due primarily to the impact of divestitures ($51 million), pricing ($30 million, due primarily to lower coffee prices), unfavorable currency ($184 million) and the previously discussed shift in CDC revenues ($28 million), partially offset by higher volume ($35 million).

Operating companies income for the first quarter of 2000 was equal with the first quarter of 1999, as favorable margins, primarily related to lower coffee costs, higher volume and the gain on the sale of a business were essentially offset by unfavorable currency, the shift in CDC income and higher marketing, administration and research costs. Excluding the operating results of the international food businesses divested since the beginning of 1999 and adjusting for the shift in CDC revenues and income, operating revenues of $2,029 million in the first quarter of 2000 decreased 7.2% from $2,187 million in 1999, and operating companies income of $258 million in 2000 increased 6.6% from $242 million in the first quarter of 1999.

KFI's coffee volume increased over the comparable period of 1999, as volumes were higher in most European markets. Volume growth in Central and Eastern Europe was driven by new product launches and line extensions. In the roast and ground category, KFI brands experienced share gains in Germany, France and Spain, while soluble coffee brands gained share in the United Kingdom and Korea.

Confectionery volume for the first quarter of 2000 increased over the comparable period of 1999, despite the later timing of Easter in 2000. Volume increases in Asia Pacific and several Western European markets more than offset volume declines in certain Eastern European markets, where weaker economic conditions continued to persist. New product launches and line extensions contributed to the confectionery volume growth.

Volume also increased in KFI's cheese and grocery business, driven by volume and share advances in cream cheese products and lunch combinations in the United Kingdom; powdered soft drinks, spoonable dressings and cheese in the Philippines; and cheese in Indonesia.

In Latin America, volume increased from the comparable period of 1999 due primarily to higher grocery shipments in the Caribbean, increased cheese sales in Puerto Rico, Venezuela and the Caribbean, and higher mayonnaise volume in the Caribbean, Venezuela and Mexico. Partially offsetting this increase was lower powdered soft drink volume in Argentina due to continued intense price competition with carbonated beverages.

Beer

Business Environment

During the first quarter of 1999, Miller Brewing Company ("Miller") purchased four trademarks from the Pabst Brewing Company ("Pabst") and the Stroh Brewery Company ("Stroh"). Miller also agreed to increase its contract manufacturing of Pabst products. Miller began brewing and shipping the newly acquired brands during the second quarter of 1999. In the third quarter of 1999, Miller assumed ownership of the former Pabst brewery in Tumwater, Washington as part of these agreements.

Miller's license agreement for the rights to brew and sell Lowenbrau in the United States expired on September 30, 1999. The expiration of this agreement did not have a material impact on Miller's operating revenues or operating companies income for the first quarter of 2000 and is not expected to have a material impact on future operating revenues and operating companies income.

Three Months Ended March 31

Miller's operating revenues for the first quarter of 2000 increased $58 million (5.9%) over the first quarter of 1999, due primarily to the previously mentioned newly acquired brands, contract manufacturing fees and price increases. Operating companies income for the first quarter of 2000 increased $17 million (12.5%) over the first quarter of 1999, due primarily to contract manufacturing income and favorable pricing, partially offset by higher marketing, administration and research costs.

Miller's domestic shipment volume of 10.1 million barrels for the first quarter of 2000 increased 2.0% from the comparable 1999 period, due primarily to shipments of newly acquired near-premium brands. Domestic shipments of premium brands were below the comparable 1999 period, due primarily to the discontinuance of Lowenbrau shipments and lower domestic shipments of Molson and Miller Genuine Draft, partially offset by increases for Icehouse and Foster's. Domestic shipments of Miller Lite increased 1.3% from the first quarter of 1999. Domestic shipments of near-premium products increased on shipments of the newly acquired Olde English and Mickey's franchises, while budget products decreased on lower shipments across most brands. Wholesalers' sales to retailers in the first quarter of 2000 increased 6.9% from the comparable 1999 period. Excluding the acquired brands, wholesalers' sales to retailers in the first quarter of 2000 increased 0.9% over the first quarter of 1999, reflecting increased sales of Miller Lite, Miller Genuine Draft, Miller High Life, Icehouse and Foster's, partially offset by lower retail sales of Molson and Lowenbrau.

Financial Services

Philip Morris Capital Corporation's financial services operating revenues and operating companies income for the first quarter of 2000 increased 26.0% and 16.0%, respectively, from the comparable 1999 period. These increases were due primarily to new leasing and structured finance investments and gains realized on related portfolio management activities.

Financial Review

Net Cash Provided by Operating Activities

During the first quarter of 2000, net cash provided by operating activities was $3.3 billion compared with $2.0 billion in the comparable 1999 period. The increase primarily reflects the collection of higher settlement-related domestic tobacco revenues prior to the remittance of such amounts to state governments under the terms of the various state settlements.

Net Cash Used in Investing Activities

During the first quarter of 2000, net cash used in investing activities was $751 million, up from $425 million in 1999. The increase primarily reflects the higher level of cash utilized to purchase businesses during the first quarter of 2000.

Net Cash Used in Financing Activities

During the first quarter of 2000, net cash of $3.4 billion was used in financing activities, as compared with $2.4 billion used in financing activities during the comparable 1999 period. This increase was primarily due to first quarter 2000 net debt repayments of $1.3 billion, compared with first quarter 1999 net debt repayments of $730 million and to higher stock repurchases and dividends paid during the first quarter of 2000.

Debt and Liquidity

The Company's total debt (consumer products and financial services) was $13.1 billion and $14.5 billion at March 31, 2000 and December 31, 1999, respectively. Total consumer products debt was $11.7 billion and $13.5 billion at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000 and December 31, 1999, the Company's ratio of consumer products debt to total equity was 0.77 and 0.88, respectively. The ratio of total debt to total equity was 0.87 and 0.95 at March 31, 2000 and December 31, 1999, respectively.

The Company and its subsidiaries maintain credit facilities with a number of lending institutions, amounting to approximately $12.1 billion. These include revolving bank credit agreements totaling $10.0 billion, which may be used to support any commercial paper borrowings by the Company and which are available for acquisitions and other corporate purposes. Of these revolving bank agreements, an agreement for $8.0 billion expires in 2002 and a second agreement for $2.0 billion will expire in September 2000. The $8.0 billion credit agreement enables the Company to reclassify short-term debt on a long-term basis. The Company may continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

The Company's credit ratings by Moody's at March 31, 2000 and December 31, 1999 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard & Poor's ("S&P") at March 31, 2000 and December 31, 1999 were "A-1" in the commercial paper market and "A" for long-term debt obligations.

As discussed in Note 4, PM Inc., along with other domestic tobacco companies, has entered into tobacco litigation settlement agreements that require the domestic tobacco industry to make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below): 2000, $9.2 billion; 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as additional amounts as follows: 2000, $416 million; and 2001 through 2003, $250 million each year. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, PM Inc. records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM Inc., and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (in 2000, $280 million; 2001, $400 million; 2002 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer's relative market share. PM Inc. records its portion of these payments as part of cost of sales as product is shipped.

As discussed above under "Tobacco--Business Environment," the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of the Company, PM Inc. and PMI.

Equity and Dividends

During the first quarter of 2000 and 1999, the Company repurchased 45.2 million and 15.6 million shares, respectively, of its common stock at a cost of $921 million and $649 million, respectively. The repurchases were made under an existing $8 billion authority that expires in November 2001. At March 31, 2000, cumulative repurchases under the $8 billion authority totaled 149.7 million shares at an aggregate cost of $4.6 billion.

The Company paid $1.1 billion of dividends during the first quarter of 2000 and 1999. During the third quarter of 1999, the Company's Board of Directors approved a 9.1% increase in the current quarterly dividend rate to $0.48 per share. As a result, the present annualized dividend rate is $1.92 per share.

Cash and Cash Equivalents

Cash and cash equivalents were $4.2 billion at March 31, 2000 and $5.1 billion at December 31, 1999, the decrease being largely attributable to the continuation of the Company's share repurchase program and a lower level of outstanding borrowings.

Market Risk

The Company is exposed to market risk, primarily related to foreign exchange, commodity prices and interest rates. These exposures are actively monitored by management. To manage the volatility relating to these exposures, the Company enters into a variety of derivative financial instruments. The Company's objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates, foreign currency rates and commodity prices. It is the Company's policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. Since the Company uses currency rate-sensitive and commodity price-sensitive instruments to hedge a certain portion of its existing and anticipated transactions, the Company expects that any loss in value for the hedge instruments generally would be offset by increases in the value of the underlying transactions. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Foreign exchange rates. The Company is exposed to foreign exchange movements, primarily in European, Japanese, other Asian and Latin American currencies. Consequently, it enters into various contracts, which change in value as foreign exchange rates fluctuate, to preserve the value of commitments and anticipated transactions. The Company uses foreign currency option and forward contracts to hedge certain anticipated foreign currency cash flows. The Company also enters into short-term foreign currency swap contracts, primarily to hedge intercompany transactions denominated in foreign currencies. At March 31, 2000 and December 31, 1999, the Company had option and forward foreign exchange contracts, principally for the Japanese yen, British pound and the Euro, with an aggregate notional amount of $4.6 billion and $3.8 billion, respectively, for both the purchase and/or sale of foreign currencies.

The Company also seeks to protect its foreign currency net asset exposure, primarily the Swiss franc and the Euro, through the use of foreign-currency denominated debt or currency swap agreements. At March 31, 2000 and December 31, 1999, the notional amounts of currency swap agreements aggregated $2.5 billion and $2.6 billion, respectively.

Commodities. The Company is exposed to price risk related to anticipated purchases of certain commodities used as raw materials by the Company's food businesses. Accordingly, the Company enters into commodity future, forward and option contracts to manage fluctuations in prices of anticipated purchases, primarily cheese, coffee, cocoa, milk, sugar, wheat and corn. At March 31, 2000 and December 31, 1999, the Company had net long commodity positions of $460 million and $163 million, respectively. Unrealized gains/losses on net commodity positions were immaterial at March 31, 2000 and December 31, 1999.

Interest rates. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At December 31, 1999, the Company had an interest rate swap agreement, which converted $800 million of fixed rate debt to variable rate debt, and which matured during the first quarter of 2000.

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at March 31, 2000 and December 31, 1999, or the Company's results of operations for the three months ended March 31, 2000 or the year ended December 31, 1999.

New Accounting Standards

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date by the Company of January 1, 2000. During 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has not yet determined the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

Contingencies

See Note 4 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the Company's understanding of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing, and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Each of the Company's consumer products subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios, in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity. In addition, PMI, KFI and Kraft are subject to the effects of foreign economies, particularly the timing of economic recoveries in Eastern Europe and related shifts in consumer preferences, and currency movements. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 4. "Contingencies," of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries. See also Exhibits 99.1, 99.2, and 99.3 to this report.

Item 4. Submission of Matters to a Vote of Security Holders.

      The annual meeting of stockholders was held in Richmond, Virginia on April 27, 2000. 1,876,878,732 shares of Common Stock, 81.2% of outstanding shares, were represented in person or by proxy.

      The following thirteen directors were elected to a one-year term expiring in 2001:

                                                      Number of Shares
                                            ------------------------------------
                                                 For                   Withheld
                                            -------------             ----------
Elizabeth E. Bailey                         1,856,955,651             19,923,081
Geoffrey C. Bible                           1,856,458,680             20,420,052
Harold Brown                                1,855,958,239             20,920,493
Jane Evans                                  1,856,886,102             19,992,630
J. Dudley Fishburn                          1,856,424,088             20,454,644
Robert E. R. Huntley                        1,856,526,139             20,352,593
Billie Jean King                            1,852,457,221             24,421,511
Rupert Murdoch                              1,855,578,609             21,300,123
John D. Nichols                             1,857,061,329             19,817,403
Lucio A. Noto                               1,857,597,599             19,281,133
John S. Reed                                1,857,065,009             19,813,723
Carlos Slim Helu                            1,848,193,159             28,685,573
Stephen M. Wolf                             1,856,581,072             20,297,660

      The selection of PricewaterhouseCoopers LLP as independent accountants was approved: 1,862,288,355 shares voted in favor; 5,101,496 shares voted against and 9,488,881 shares abstained (including broker non-votes).

      The 2000 Performance Incentive Plan was approved: 1,637,127,033 shares voted in favor; 223,726,589 shares voted against and 16,025,110 shares abstained (including broker non-votes).

      The 2000 Stock Compensation Plan for Non-Employee Directors was approved:
1,633,879,035 shares voted in favor; 224,681,395 shares voted against and 18,318,302 shares abstained (including broker non-votes).

      The six stockholder proposals were defeated:

Stockholder Proposal 1 - Minimum Share Ownership for Nominees for Director:
64,102,098 shares voted in favor; 1,286,400,012 shares voted against and 526,376,622 shares abstained (including broker non-votes).

Stockholder Proposal 2 - Genetic Engineering in Food Products: 42,959,612 shares voted in favor; 1,292,410,482 shares voted against and 541,508,638 shares abstained (including broker non-votes).

Stockholder Proposal 3 - Tobacco Executives' Compensation and Reduction of Teen
Tobacco: 109,114,983 shares voted in favor; 1,242,769,458 shares voted against and 524,994,291 shares abstained (including broker non-votes).

Stockholder Proposal 4 - Ensuring That Tobacco Ads Are Not Youth-Friendly:
104,356,250 shares voted in favor; 1,217,000,022 shares voted against and 555,522,460 shares abstained (including broker non-votes).

Stockholder Proposal 5 - Spin off Tobacco Business from Rest of Corporation:
48,394,613 shares voted in favor; 1,306,659,878 shares voted against and 521,824,241 shares abstained (including broker non-votes).

Stockholder Proposal 6 - Report Addressing the Implication of the Company's Tobacco Products: 98,672,519 shares voted in favor; 1,249,657,958 shares voted against and 528,548,255 shares abstained (including broker non-votes).

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

            3.1 Restated Articles of Incorporation. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

            3.2   By-Laws, as amended, of the Company.

            12 Statement regarding computation of ratios of earnings to fixed charges.

            27    Financial Data Schedule.

            99.1  Certain Pending Litigation Matters and Recent Developments.

            99.2  Status of Master Settlement Agreement.

            99.3  Trial Schedule for Certain Cases.

      (b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K, dated January 26, 2000, containing the Registrant's consolidated financial statements for the year ended December 31, 1999.

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

                  May 12, 2000