Form 10-Q
period 2000-06-30
PHILIP MORRIS COMPANIES INC
filed 2000-08-10
CIK 764180

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            At July 31, 2000, there were 2,252,065,182 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
                 June 30, 2000 and December 31, 1999                      3 - 4

          Condensed Consolidated Statements of Earnings for the
                 Six Months Ended June 30, 2000 and 1999                    5
                 Three Months Ended June 30, 2000 and 1999                  6

          Condensed Consolidated Statements of Stockholders'
                 Equity for the Year Ended December 31, 1999 and the
                 Six Months Ended June 30, 2000                             7

          Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 2000 and 1999                  8 - 9

          Notes to Condensed Consolidated Financial Statements           10 - 26

Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                    27 - 49

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                               50

Item 6.   Exhibits and Reports on Form 8-K.                                50

Signature                                                                  51

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                      June 30,     December 31,
                                                        2000          1999
                                                      --------     ------------
ASSETS
Consumer products
  Cash and cash equivalents                            $ 4,224        $ 5,100

  Receivables, net                                       4,710          4,313

  Inventories:
    Leaf tobacco                                         3,759          4,294
    Other raw materials                                  1,730          1,794
    Finished product                                     2,624          2,940
                                                       -------        -------
                                                         8,113          9,028

  Other current assets                                   1,922          2,454
                                                       -------        -------

   Total current assets                                 18,969         20,895

  Property, plant and equipment, at cost                21,876         21,599
    Less accumulated depreciation                        9,521          9,328
                                                       -------        -------
                                                        12,355         12,271
  Goodwill and other intangible assets
    (less accumulated amortization of
     $6,059 and $5,840)                                 16,686         16,879

  Other assets                                           3,761          3,625
                                                       -------        -------

    Total consumer products assets                      51,771         53,670

Financial services
  Finance assets, net                                    7,820          7,527
  Other assets                                             195            184
                                                       -------        -------

    Total financial services assets                      8,015          7,711
                                                       -------        -------

      TOTAL ASSETS                                     $59,786        $61,381
                                                       =======        =======

            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                      June 30,     December 31,
                                                        2000          1999
                                                      --------     ------------
LIABILITIES
Consumer products
  Short-term borrowings                               $    231      $    641
  Current portion of long-term debt                      1,070         1,601
  Accounts payable                                       2,426         3,351
  Accrued marketing                                      2,984         2,756
  Accrued taxes, except income taxes                     1,662         1,519
  Accrued settlement charges                             2,784         2,320
  Other accrued liabilities                              3,131         3,577
  Income taxes                                           1,305         1,124
  Dividends payable                                      1,090         1,128
                                                      --------      --------

    Total current liabilities                           16,683        18,017

  Long-term debt                                        10,339        11,280
  Deferred income taxes                                  1,374         1,214
  Accrued postretirement health care costs               2,681         2,606
  Other liabilities                                      6,683         6,853
                                                      --------      --------

    Total consumer products liabilities                 37,760        39,970

Financial services
  Short-term borrowings                                    723
  Long-term debt                                           916           946
  Deferred income taxes                                  4,559         4,466
  Other liabilities                                        750           694
                                                      --------      --------

    Total financial services liabilities                 6,948         6,106
                                                      --------      --------

    Total liabilities                                   44,708        46,076

Contingencies (Note 5)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                          935           935

  Earnings reinvested in the business                   31,468        29,556

  Accumulated other comprehensive losses (including
    currency translation of $2,510 and $2,056)          (2,562)       (2,108)
                                                      --------      --------
                                                        29,841        28,383
  Less cost of repurchased stock
      (544,095,975 and 467,441,576 shares)             (14,763)      (13,078)
                                                      --------      --------

    Total stockholders' equity                          15,078        15,305
                                                      --------      --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 59,786      $ 61,381
                                                      ========      ========

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                        For the Six Months Ended
                                                               June 30,
                                                        ------------------------

                                                          2000         1999
                                                        -------       -------

Operating revenues                                      $40,884       $39,307

Cost of sales                                            14,820        14,747

Excise taxes on products                                  8,871         8,606
                                                        -------       -------

         Gross profit                                    17,193        15,954

Marketing, administration and research costs              9,670         8,924

Amortization of goodwill                                    293           292
                                                        -------       -------

         Operating income                                 7,230         6,738

Interest and other debt expense, net                        378           428
                                                        -------       -------

         Earnings before income taxes                     6,852         6,310

Provision for income taxes                                2,672         2,493
                                                        -------       -------

         Net earnings                                   $ 4,180       $ 3,817
                                                        =======       =======

Per share data:

   Basic earnings per share                             $  1.82       $  1.58
                                                        =======       =======

   Diluted earnings per share                           $  1.82       $  1.57
                                                        =======       =======

   Dividends declared                                   $  0.96       $  0.88
                                                        =======       =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                     For the Three Months Ended
                                                              June 30,
                                                     --------------------------

                                                         2000          1999
                                                        -------       -------

Operating revenues                                      $20,844       $19,810

Cost of sales                                             7,517         7,487

Excise taxes on products                                  4,421         4,243
                                                        -------       -------

         Gross profit                                     8,906         8,080

Marketing, administration and research costs              5,007         4,358

Amortization of goodwill                                    147           145
                                                        -------       -------

         Operating income                                 3,752         3,577

Interest and other debt expense, net                        193           222
                                                        -------       -------

         Earnings before income taxes                     3,559         3,355

Provision for income taxes                                1,388         1,325
                                                        -------       -------

         Net earnings                                   $ 2,171       $ 2,030
                                                        =======       =======

Per share data:

   Basic earnings per share                             $  0.96       $  0.84
                                                        =======       =======

   Diluted earnings per share                           $  0.95       $  0.84
                                                        =======       =======

   Dividends declared                                   $  0.48       $  0.44
                                                        =======       =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1999 and
                       the Six Months Ended June 30, 2000
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                                  Accumulated Other
                                                                                 Comprehensive Losses
                                                              Earnings     ----------------------------------               Total
                                                              Reinvested   Currency                            Cost of      Stock-
                                                   Common     in the       Translation                         Repurchased  holders'
                                                   Stock      Business     Adjustments    Other      Total     Stock        Equity
                                                   ------     ----------   -----------    -------    --------  -----------  --------
Balances, January 1, 1999                          $ 935       $26,261       $(1,081)    $  (25)   $(1,106)    $(9,893)     $16,197

Comprehensive earnings:
 Net earnings                                                    7,675                                                        7,675
 Other comprehensive losses,
   net of income taxes:
    Currency translation adjustments                                            (975)                 (975)                    (975)
    Additional minimum pension liability                                                    (27)       (27)                     (27)
                                                                                                                           --------
 Total other comprehensive losses                                                                                            (1,002)
                                                                                                                           --------
Total comprehensive earnings                                                                                                  6,673
                                                                                                                           --------

Exercise of stock options and
 issuance of other stock awards                                     13                                             115          128
Cash dividends
 declared ($1.84 per share)                                     (4,393)                                                      (4,393)
Stock repurchased                                                                                               (3,300)      (3,300)
                                                   -----       -------       -------    -------    -------    --------      -------

Balances, December 31, 1999                          935        29,556        (2,056)       (52)    (2,108)    (13,078)      15,305


Comprehensive earnings:
 Net earnings                                                    4,180                                                        4,180
 Other comprehensive losses,
   net of income taxes:
    Currency translation adjustments                                            (454)                 (454)                    (454)
                                                                                                                            -------
 Total other comprehensive losses                                                                                              (454)
                                                                                                                            -------
Total comprehensive earnings                                                                                                  3,726
                                                                                                                            -------

Exercise of stock options and
 issuance of other stock awards                                    (77)                                            136           59
Cash dividends
 declared ($0.96 per share)                                     (2,191)                                                      (2,191)
Stock repurchased                                                                                               (1,821)      (1,821)
                                                   -----       -------       -------    -------    -------    --------      -------
Balances, June 30, 2000                            $ 935       $31,468       $(2,510)   $   (52)   $(2,562)   $(14,763)     $15,078
                                                   =====       =======       =======    =======    =======    ========      =======

Total comprehensive earnings, which represents net earnings partially offset by currency translation adjustments, were $1,911 million and $1,902 million, respectively, for the quarters ended June 30, 2000 and 1999, and $3,214 million for the first six months of 1999.

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                        For the Six Months Ended
                                                               June 30,
                                                        ------------------------

                                                            2000         1999
                                                           -------      -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings  - Consumer products                          $ 4,100      $ 3,749
              - Financial services                              80           68
                                                           -------      -------

        Net earnings                                         4,180        3,817
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Depreciation and amortization                                861          824
  Deferred income tax provision                                674           27
  Gains on sales of businesses                                 (35)         (20)
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                          (523)        (383)
    Inventories                                                762           53
    Accounts payable                                          (881)        (638)
    Income taxes                                               219          235
    Accrued liabilities and other current assets               458        1,566
  Other                                                        (79)        (173)
Financial services
  Deferred income tax provision                                 93           66
  Other                                                        120           77
                                                           -------      -------

        Net cash provided by operating activities            5,849        5,451
                                                           -------      -------


CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                                        (700)        (724)
  Purchases of businesses, net of acquired cash               (358)        (385)
  Proceeds from sales of businesses                             51           29
  Other                                                          8         (111)
Financial services
  Investments in finance assets                               (394)        (196)
  Proceeds from finance assets                                  18           38
                                                           -------      -------

        Net cash used in investing activities               (1,375)      (1,349)
                                                           -------      -------

            See notes to condensed consolidated financial statements.
                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                        For the Six Months Ended
                                                               June 30,
                                                        ------------------------

                                                            2000         1999
                                                           -------      -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net repayment of short-term borrowings                  $  (475)      $    (9)
  Long-term debt proceeds                                      66         1,275
  Long-term debt repaid                                    (1,379)       (1,339)
Financial services
  Net issuance of short-term borrowings                       723

Repurchase of common stock                                 (1,807)       (1,475)
Dividends paid                                             (2,229)       (2,137)
Issuance of common stock                                       29            69
Other                                                         (83)          (54)
                                                          -------       -------

  Net cash used in financing activities                    (5,155)       (3,670)
                                                          -------       -------

Effect of exchange rate changes on cash and
  cash equivalents                                           (195)         (105)
                                                          -------       -------

Cash and cash equivalents:

  (Decrease) increase                                        (876)          327


  Balance at beginning of period                            5,100         4,081
                                                          -------       -------

  Balance at end of period                                $ 4,224       $ 4,408
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

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Note 2. Acquisitions:

In June 2000, the Company announced that it entered into definitive agreements to acquire all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco") for $55 per share in cash. The transaction reflects an aggregate cost of $18.9 billion, which includes the assumption of approximately $4.0 billion in net debt. The acquisition will be financed initially through a combination of short-term debt and bank borrowings. The transaction is subject to approval by the shareholders of Nabisco Group Holdings and requires customary regulatory approvals. The transaction is expected to be completed during the fourth quarter of 2000. The acquisition will be accounted for as a purchase.

Subsequent to the acquisition, Nabisco will be combined with Kraft Foods, Inc. ("Kraft"). Following the combination, the Company plans to undertake an initial public offering ("IPO") of less than 20% of the newly combined food company. The IPO proceeds will be used to retire a portion of the debt incurred as a result of the acquisition of Nabisco.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3.  Earnings Per Share:

Basic and diluted earnings per share ("EPS") were calculated using the following:

                                                        For the Six Months Ended
                                                               June 30,
                                                        ------------------------

                                                          2000         1999
                                                         -------      -------
                                                            (in millions)

Net earnings                                              $4,180        $3,817
                                                          ======        ======

Weighted average shares for
  basic EPS                                                2,294         2,415

Plus incremental shares from conversions:
  Restricted stock and stock rights                            2             2
  Stock options                                                3            11
                                                          ------        ------

Weighted average shares for
  diluted EPS                                              2,299         2,428
                                                          ======        ======

                                                      For the Three Months Ended
                                                               June 30,
                                                      --------------------------

                                                          2000         1999
                                                         -------      -------
                                                            (in millions)

Net earnings                                              $2,171        $2,030
                                                          ======        ======

Weighted average shares for
  basic EPS                                                2,273         2,406

Plus incremental shares from conversions:
  Restricted stock and stock rights                            2             2
  Stock options                                                5             9
                                                          ------        ------

Weighted average shares for
  diluted EPS                                              2,280         2,417
                                                          ======        ======

Options on shares of common stock were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive, as follows:
                                                           2000          1999
                                                          ------        ------
                                                              (in millions)
For the six months ended June 30,                           87            15
For the three months ended June 30,                         83            37

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

Reportable segment data were as follows:

                                                       For the Six Months Ended
                                                              June 30,
                                                       ------------------------

                                                        2000             1999
                                                       -------          -------
                                                            (in millions)
Operating revenues:
    Domestic tobacco                                   $ 11,152        $  9,195
    International tobacco                                13,799          14,266
    North American food                                   9,258           9,022
    International food                                    4,176           4,446
    Beer                                                  2,300           2,208
    Financial services                                      199             170
                                                       --------        --------
         Total operating revenues                      $ 40,884        $ 39,307
                                                       ========        ========

Operating companies income:
    Domestic tobacco                                   $  2,390        $  2,069
    International tobacco                                 2,741           2,683
    North American food                                   1,863           1,631
    International food                                      535             521
    Beer                                                    346             314
    Financial services                                      127             110
                                                       --------        --------
         Total operating companies income                 8,002           7,328
    Amortization of goodwill                               (293)           (292)
    General corporate expenses                             (419)           (235)
    Minority interest                                       (60)            (63)
                                                       --------        --------
        Total operating income                            7,230           6,738
    Interest and other debt expense, net                   (378)           (428)
                                                       --------        --------
        Total earnings before income taxes             $  6,852        $  6,310
                                                       ========        ========

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                      For the Three Months Ended
                                                               June 30,
                                                      --------------------------

                                                        2000            1999
                                                       -------         -------

Operating revenues:                                         (in millions)
    Domestic tobacco                                   $  5,706        $  4,735
    International tobacco                                 6,801           6,926
    North American food                                   4,803           4,626
    International food                                    2,171           2,204
    Beer                                                  1,256           1,222
    Financial services                                      107              97
                                                       --------        --------
         Total operating revenues                      $ 20,844        $ 19,810
                                                       ========        ========

Operating companies income:
    Domestic tobacco                                   $  1,274        $  1,151
    International tobacco                                 1,310           1,252
    North American food                                     996             946
    International food                                      289             275
    Beer                                                    193             178
    Financial services                                       69              60
                                                       --------        --------
         Total operating companies income                 4,131           3,862
    Amortization of goodwill                               (147)           (145)
    General corporate expenses                             (204)           (111)
    Minority interest                                       (28)            (29)
                                                       --------        --------
        Total operating income                            3,752           3,577
    Interest and other debt expense, net                   (193)           (222)
                                                       --------        --------
        Total earnings before income taxes             $  3,559        $  3,355
                                                       ========        ========

General corporate expenses of $419 million for the first half of 2000 and $204 million for the second quarter of 2000 increased $184 million (78.3%) and $93 million (83.8%), respectively, over the comparable periods of 1999. These increases were due primarily to increased spending for the Company's corporate image campaign.

During the first quarter of 1999, Philip Morris Incorporated ("PM Inc."), the Company's domestic tobacco subsidiary, announced plans to phase out cigarette production capacity at its Louisville, Kentucky manufacturing plant by August 2000 (the "Louisville Closure"). The Louisville Closure, which occurred in stages, has been completed. As a result, PM Inc. recorded pre-tax charges for the first six months and the second quarter of 1999 of $175 million and $45 million, respectively. These charges, which are in marketing, administration and research costs in the respective consolidated statements of earnings, included enhanced severance, pension and postretirement benefits for approximately 1,500 hourly and salaried employees. Severance benefits, which were either paid in a lump sum or as income protection payments over a period of time, commenced upon termination of employment. Payments of enhanced pension and postretirement benefits are being made over the remaining lives of the former employees in accordance with the terms of the related benefit plans. All operating costs of the manufacturing plant, including increased depreciation, were charged to expense as incurred during the closing period.

During the first quarter of 1999, Kraft announced that it was offering voluntary retirement incentive or separation programs to certain eligible hourly and salaried employees in the United States (the "Kraft Separation Programs"). Employees electing to terminate employment under the terms of the Kraft Separation Programs were entitled to enhanced retirement or severance benefits. Approximately 1,100 hourly and salaried employees accepted the benefits offered by these programs and elected to retire or terminate. As a result, Kraft

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

recorded a pre-tax charge of $157 million for the first six months of 1999. This charge was included in marketing, administration and research costs in the consolidated statement of earnings for the North American food segment. Payments of pension and postretirement benefits are made in accordance with the terms of the applicable benefit plans. Severance benefits, which are paid over a period of time, commenced upon dates of termination that ranged from April 1999 to March 2000. Salary and related benefit costs of employees prior to the retirement or termination date were expensed as incurred.

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

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation, including suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. A jury in a Florida smoking and health class action recently returned a punitive damages award of approximately $74 billion against PM Inc. (See discussion of the Engle case below.) Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery cases and certain other actions pending as of August 1, 2000, and discusses certain developments in such cases since April 14, 2000.

As of August 1, 2000, there were approximately 390 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company, compared with approximately 425 such cases on August 1, 1999, and approximately 410 such cases on August 1, 1998. Approximately nine of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS"). In addition, approximately 680 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants were members of an ETS smoking and health class action which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

As of August 1, 2000, there were approximately 35 smoking and health putative class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 55 such cases on August 1, 1999, and approximately 55 such cases on August 1, 1998. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the United States Court of Appeals for the Fifth Circuit, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

As of August 1, 2000, there were approximately 50 health care cost recovery actions pending in the United States (excluding the cases covered by the 1998 Master Settlement Agreement discussed below), compared with approximately 80 health care cost recovery cases pending on August 1, 1999, and 140 cases on August 1, 1998.

There are also a number of tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including approximately 45 smoking and health cases initiated by one or more individuals (Argentina
(31), Australia (1), Brazil (4), Canada (1), Germany (3), Hong Kong (1), Ireland
(1), Japan (1), the Philippines (1), and Poland (1)), compared with approximately 35 such cases on May 1, 1999. In addition, there are eight smoking and health putative class actions pending outside the United States (Australia
(1), Brazil (3), Canada (3), and Israel (1)), compared with nine on August 1, 1999. In addition, during the past two years, health care cost recovery actions have been brought in Israel, the Marshall Islands, British Columbia, Canada and France (by a local agency of the French social security health insurance system) and, in the United States, by Bolivia, Ecuador, Guatemala (dismissed, as discussed below), Nicaragua (dismissed, as discussed below), Province of Ontario, Canada (dismissed, as discussed below), Panama, Thailand (voluntarily dismissed), Ukraine (dismissed, as discussed below), Venezuela, State of Goias and the States of Espirito Santo, Goias, Mato Grosso do Sul, Rio de Janeiro and Sao Paulo, Brazil.

Federal Government's Lawsuit

In September 1999, the U.S. government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes, the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. The Company and PM Inc. have filed a motion to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. Oral arguments on the motion to dismiss were presented on June 2, 2000. The Company and PM Inc. believe that they have a number of valid defenses to the lawsuit and will continue to vigorously defend it.

Industry Trial Results

There have been several jury verdicts in tobacco-related litigation during the past three years. On July 14, 2000 the jury in the Engle smoking and health class action in Florida, returned a verdict assessing punitive damages totaling approximately $145 billion against all defendants in the case, including approximately $74 billion against PM Inc. (see "Engle Trial," below, for a more detailed discussion of this verdict and certain other developments in this case).

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In July 2000, a jury in Mississippi returned a verdict in favor of another cigarette manufacturer in an individual smoking and health case. In June 2000, a jury in New York returned a verdict in favor of all defendants including, PM Inc., in another individual smoking and health case. In July 2000, plaintiffs in both cases filed post-trial motions. In March 2000, a jury in California awarded a former smoker with lung cancer $1.72 million in compensatory damages against PM Inc. and another cigarette manufacturer and $10 million in punitive damages against PM Inc. as well as an additional $10 million against the other defendant. PM Inc. is appealing the verdict and damage award in this case.

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

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Engle Trial

As discussed below, verdicts have been returned against PM Inc. and other cigarette manufacturers and defendants in the first two phases of this three-phase smoking and health class action trial underway in Florida. The class consists of all Florida residents and citizens, and their survivors, "who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine."

In July 1999, the jury returned a verdict against defendants in phase one of the trial concerning certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that smoking cigarettes causes 20 diseases or medical conditions, that cigarettes are addictive or dependence-producing, defective and unreasonably dangerous, that defendants made materially false statements with the intention of misleading smokers, that defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes, and that defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages."

During phase two of the trial, the claims of three of the named plaintiffs were adjudicated in a consolidated trial before the same jury that returned the verdict in phase one. In April 2000, the jury determined liability against the defendants and awarded $12.7 million in compensatory damages to the three named plaintiffs, although PM Inc. has requested that the court dismiss the award to one of the plaintiffs because of the jury's findings on a statute of limitations question. That plaintiff had been awarded approximately $5.8 million of the total $12.7 million in compensatory damages.

On July 14, 2000, the same jury returned a verdict assessing punitive damages on a lump sum basis for the entire class totaling approximately $145 billion against the various defendants in the case, including approximately $74 billion severally against PM Inc. Following this verdict, the jury was dismissed, notwithstanding that liability and compensatory damages for all but three class members have not yet been determined. According to the trial plan, phase three of the trial will address other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

PM Inc. believes that the punitive damages award was determined improperly and that it should ultimately be set aside on any one of numerous grounds. Included among these grounds are the following: under applicable law (i) defendants are entitled to have liability and damages for each plaintiff tried by the same jury, an impossibility due to the jury's dismissal; (ii) punitive damages cannot be assessed before the jury determines entitlement to and the amount of compensatory damages for all class members; (iii) punitive damages must bear a reasonable relationship to compensatory damages, a determination that cannot be made before compensatory damages are assessed for all class members; and (iv) punitive damages can "punish" but cannot "destroy" the defendant. In March 2000, at the request of the Florida legislature, the Attorney General of Florida issued an advisory legal opinion stating that "Florida law is clear that compensatory damages must be determined prior to an award of punitive damages" in cases such as Engle. As noted above, compensatory damages for all but three of the class members have not been determined.

It is unclear how the trial plan will be further implemented. The trial plan provides that the punitive damages award should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last class member's case has withstood appeal, i.e., the punitive damages

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

amount would be divided equally among those plaintiffs who, in addition to the successful phase two plaintiffs, are ultimately successful in phase three of the trial and in any appeal. The trial plan does not address whether the defendants would be required to pay the compensatory and punitive damage awards prior to a determination of claims of all class members, a process that could take years to conclude.

Plaintiffs have indicated that they intend to seek entry of a final judgment at this time. PM Inc. and the Company do not believe that Florida law and the trial plan permit entry of a judgment for compensatory or punitive damages at this time that would require the posting of a bond to stay its execution pending appeal or that any party would be entitled to execute on such a judgment in the absence of a bond. Under recent Florida legislation, in the event a judgment for punitive damages were entered, PM Inc. would be required to post an appeal bond in the maximum amount of $100 million in order to stay its execution. However, plaintiffs have stated that they believe this legislation is unconstitutional. In a worst case scenario, it is possible that a judgment for punitive damages could be entered in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. PM Inc. and the Company believe that such a result would be unconstitutional and would also violate Florida laws. PM Inc. and the Company will take all appropriate steps to seek to prevent this worst case scenario from occurring and believe these efforts should be successful.

The Engle trial judge scheduled a hearing beginning August 28, 2000 on numerous pending phase one and two motions, including defendants' challenges of various rulings made by the judge and the jury's verdicts on compensatory and punitive damages. On July 24, 2000, defendants filed a notice to remove the case to a federal district court following the intervention application of a union health fund that raises federal issues in the case. Until the federal district court decides whether to retain jurisdiction or remand the case in whole or in part to state court, the state court may not take further action in this case. If the federal court retains jurisdiction over the case, the pending motions and all further trial proceedings would be decided in the federal court.

In other developments, in August 1999, the trial judge denied a motion filed by PM Inc. and other defendants to disqualify the judge. The motion asserted, among other things, that the trial judge was required to disqualify himself because he is a former smoker who has a serious medical condition of a type that the plaintiffs claim, and the jury has found, is caused by smoking, making him financially interested in the result of the case and, under plaintiffs' theory of the case, a member of the plaintiff class. The Third District Court of Appeal denied defendants' petition to disqualify the trial judge. In January 2000, defendants filed a petition for a writ of certiorari to the United States Supreme Court requesting that it review the issue of the trial judge's disqualification and in May 2000 the writ of certiorari was denied.

PM Inc. and the Company remain of the view that the Engle case should not have been certified as a class action. The certification is inconsistent with the overwhelming majority of federal and state court decisions that have held that mass smoking and health claims are inappropriate for class treatment. PM Inc. intends to challenge the class certification and the compensatory and punitive damage awards, as well as numerous other reversible errors that it believes occurred during the trial to date, at the earliest time that an appeal of these issues is appropriate under Florida law. PM Inc. and the Company believe that an appeal of these issues on the merits should prevail.

Pending and Upcoming Trials

Trials in two cases under the California Business Code in which PM Inc. is a defendant are scheduled to begin

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

in California in September 2000. As set forth in Exhibit 99.3, additional cases against PM Inc. and, in some cases, the Company as well, are scheduled for trial through the end of 2001, including four health care cost recovery actions; four asbestos contribution cases, one of which was scheduled to begin trial in July 2000 but has been stayed pending the resolution of certain interlocutory appeals; three purported smoking and health class actions; and approximately 19 other individual smoking and health cases, including a consolidated trial of individual smoking and health cases scheduled to begin in June 2001 in West Virginia. Cases against other tobacco companies are also scheduled for trial during this period. Trial dates, however, are subject to change.

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

As set forth in Exhibit 99.2, the MSA has been initially approved by trial courts in all settling jurisdictions. If a jurisdiction does not obtain "final judicial approval" (i.e., trial court approval and expiration of the time for review or appeal of such approval) of the MSA by December 31, 2001, then, unless the settling defendants and the relevant jurisdiction agree otherwise, the agreement will be terminated with respect to such jurisdiction. As of August 1, 2000, the MSA has received final judicial approval in 50 jurisdictions.

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

Certain litigation, described in Exhibit 99.1, has arisen challenging the validity of the MSA and alleging violation of the antitrust laws.

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

In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of August 1, 2000, smoking and health putative class actions were pending in Alabama, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah and West Virginia, as well as in Australia, Brazil, Canada and Israel. Class certification has been denied or reversed by courts in 23 smoking and health class actions involving PM Inc. in Arkansas, California (2), the District of Columbia, Illinois, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Jersey (6), New York (2), Ohio, Pennsylvania, Puerto Rico, Texas, and Wisconsin, while classes remain certified in two cases in Florida and Louisiana. A number of the decisions denying the plaintiffs' motions for class certification are on appeal. In May 2000, the Maryland Court of Appeals, in the Richardson case, ordered the lower court judge to decertify the class action lawsuit filed against PM Inc. and several other cigarette manufacturers. The Richardson case was filed in 1996 on behalf of all Maryland smokers who are allegedly addicted to nicotine or who suffer from alleged smoking-related injuries. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class. As mentioned in Overview of Tobacco-Related Litigation, above, one ETS smoking and health class action was settled in 1997.

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

Excluding the cases covered by the MSA, as of August 1, 2000, there were approximately 50 health care cost recovery cases pending in the United States against PM Inc. and, in some cases, the Company, of which approximately 20 were filed by union trust funds. As discussed above under "Federal Government's Lawsuit," the U.S. government filed a health care cost recovery action in September 1999 against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes. Health care cost recovery actions have also been brought in Israel, the Marshall Islands, British Columbia, Canada and France and, in the United States, by Bolivia, Ecuador, Guatemala, Nicaragua, Province of Ontario, Canada, Panama, Thailand (voluntarily dismissed), Ukraine, Venezuela and the Brazilian States of Espirito Santo, Goias, Mato Grosso do Sul, Rio de Janeiro, and Sao Paulo. The actions brought by Bolivia, Ecuador, Guatemala, Nicaragua, Ontario, Ukraine, Venezuela and the Brazilian States of Goias and Esperito Santo were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. As described below, the court has dismissed the claims of Guatemala, Nicaragua, the Province of Ontario and Ukraine. The court remanded the Venezuela, State of Goias and Ecuador cases to state court in Florida. Other foreign entities and others have stated that they are considering filing health care cost recovery actions.

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

Although there have been some decisions to the contrary, to date, most lower courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In December 1999, in the first ruling on a motion to dismiss a health care cost recovery case brought in the United States by a foreign governmental plaintiff, the United States District Court for the District of Columbia dismissed a lawsuit filed by Guatemala, ruling that the claimed injuries were too remote. Subsequently, in March 2000, the court also dismissed the claims of Nicaragua and Ukraine. Guatemala, Nicaragua and Ukraine each have appealed these decisions to the United States Court of Appeals for the District of Columbia Circuit. In August 2000, the United States District Court for the District of Columbia dismissed the claims of the Province of Ontario. In March 1999, in the only union case to go to trial

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

thus far, the jury returned a verdict in favor of defendants on all counts. Plaintiffs' motion for a new trial was denied. In December 1999, the federal district court in the District of Columbia denied defendants' motion to dismiss a suit filed by union and welfare trust funds seeking reimbursement of health care expenditures allegedly caused by tobacco products. Defendants are appealing this decision. In June 2000, the federal district court in Rhode Island dismissed a suit filed by a union, finding that the plaintiffs' claims are too remote to permit recovery.

                    Certain Other Tobacco-Related Litigation

Asbestos Contribution Cases: As of August 1, 2000, 13 suits had been filed by former asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. and others. Nine of these cases are pending. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars. In November 1999, one of these cases was dismissed by the federal district court in the Eastern District of New York although the case was subsequently refiled. Trials in three of these cases are scheduled to begin in New York in January and March 2001 and in Mississippi in February 2001.

Lights/Ultra Lights Cases: As of August 1, 2000, there were twelve putative class actions pending against PM Inc. and the Company, in Arizona, Florida, Illinois, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, and Washington, D.C., on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. These cases allege, in connection with the use of the term "Lights" and/or "Ultra Lights," among other things, deceptive and unfair trade practices and unjust enrichment, and seek injunctive and equitable relief, including restitution.

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

Cases Under the California Business and Professions Code: In July 1998, two suits were filed in California courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated a California statute known as "Proposition 65" by not informing the public of the alleged risks of ETS to non-smokers. Plaintiffs also allege violations of California's Business and Professions Code regarding unfair and fraudulent business practices. Plaintiffs seek statutory penalties, injunctions barring the sale of cigarettes or requiring issuance of appropriate warnings, restitution, disgorgement of profits and other relief. The defendants' motions to dismiss were denied in both of these cases. In October 1999, plaintiffs' motion for a preliminary injunction was also denied. In January 2000, defendants' motion for summary judgment was granted in part, and plaintiffs' "Proposition 65" claims were dismissed. Trial on the remaining claims in these cases is scheduled to begin in September 2000.

Tobacco Price Cases: As of August 1, 2000, there were approximately 45 putative class actions against the Company and other domestic tobacco manufacturers alleging that, through the MSA and other activities, the manufacturers conspired to fix cigarette prices in violation of antitrust laws. These cases are listed in Exhibit 99.1.

Tobacco Growers' Case: In February 2000, a lawsuit was filed on behalf of a purported class of tobacco growers and quota-holders. The complaint, which was amended in May 2000, alleges that cigarette manufacturers, including PM Inc., violated antitrust laws by bid-rigging, conspiring to displace the tobacco quota and price support system administered by the federal government and entering into the growers' trust fund described in Litigation Settlements, above. Defendants filed a motion to dismiss the amended complaint in June 2000. Plaintiffs have indicated that they intend to seek leave to file a second amended complaint instead of filing a response to the dismissal motion.

Cigarette Importation Cases: As of August 1, 2000, Ecuador and various Departments of Colombia have filed suits in the United States against the Company and certain of its subsidiaries, including PM Inc. and PMI, and other cigarette manufacturers alleging that defendants illegally imported cigarettes into the plaintiff jurisdictions in an effort to evade taxes. The claims asserted in these cases include negligence, negligent misrepresentation, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive or equitable relief.

In July 2000, the European Union ("EU") announced its intention to file a civil suit in the United States against various United States cigarette manufacturers seeking to recoup tax revenues allegedly lost by members of the EU as a result of the manufacturers' alleged involvement in the illegal importation of cigarettes. The EU has declined to identify which manufacturers will be named as defendants.

                              Certain Other Actions

National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed alleging that Kraft and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Two other actions were dismissed in 1998 after Kraft's motions to dismiss were granted, and plaintiffs appealed those dismissals. In one of those cases, in February 2000 the court reversed the trial court's decision to dismiss the case. The remaining three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted Kraft's motion for summary judgment. Plaintiffs have appealed.

Italian Tax Matters: One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of alleged unpaid taxes assessed to date is the Italian lira equivalent of $2.2 billion. In addition, the Italian lira equivalent of $3.1 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 162 of the assessments. The decisions to overturn 113 assessments have been appealed by the tax authorities to the regional appellate court in Milan. To date, the regional

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

appellate court has rejected 41 of the appeals filed by the tax authorities. The tax authorities have appealed 31 of the 41 decisions of the regional appellate court to the Italian Supreme Court. The remaining 10 decisions are expected to be appealed as well. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. Further investigation is being conducted following which a decision will be made as to whether there should be a trial on these charges. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                             ----------------------

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties. Unfavorable verdicts awarding compensatory and punitive damages have been returned in the Engle smoking and health class action trial. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Three individual smoking and health cases in which PM Inc. is a defendant have been decided unfavorably at the trial court level and are in the process of being appealed. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. The present legislative and litigation environment is substantially uncertain, and it is possible that the Company's business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal or state tobacco legislation. The Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it, as well as valid bases for appeal of adverse verdicts against it. All such cases are, and will continue to be, vigorously defended. However, the Company and its subsidiaries may enter into discussions in an attempt to settle particular cases if they believe it is in the best interests of the Company's stockholders to do so.

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

During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the recognition, measurement and statement of earnings classification of various sales incentives and will be effective for the fourth quarter of 2000. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its financial position or results of operations. However, certain items previously included in marketing, administration and research costs on the consolidated statements of earnings will be recorded as a reduction of operating revenues. Upon adoption, prior period amounts will be reclassified to conform with the new requirements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

For the Six Months Ended June 30,
                                                        Operating Revenues
                                                    ---------------------------
                                                          (in millions)

                                                      2000               1999
                                                    --------           --------
Domestic tobacco                                    $ 11,152           $  9,195
International tobacco                                 13,799             14,266
North American food                                    9,258              9,022
International food                                     4,176              4,446
Beer                                                   2,300              2,208
Financial services                                       199                170
                                                    --------           --------
  Operating revenues                                $ 40,884           $ 39,307
                                                    ========           ========

                                                         Operating Income
                                                    ---------------------------
                                                          (in millions)

                                                      2000               1999
                                                    --------           --------
Domestic tobacco                                    $  2,390           $  2,069
International tobacco                                  2,741              2,683
North American food                                    1,863              1,631
International food                                       535                521
Beer                                                     346                314
Financial services                                       127                110
                                                    --------           --------
  Operating companies income                           8,002              7,328

Amortization of goodwill                                (293)              (292)
General corporate expenses                              (419)              (235)
Minority interest                                        (60)               (63)
                                                    --------           --------
  Operating income                                  $  7,230           $  6,738
                                                    ========           ========

For the Three Months Ended June 30,
                                                        Operating Revenues
                                                    ---------------------------
                                                           (in millions)

                                                      2000               1999
                                                    --------           --------
Domestic tobacco                                    $  5,706           $  4,735
International tobacco                                  6,801              6,926
North American food                                    4,803              4,626
International food                                     2,171              2,204
Beer                                                   1,256              1,222
Financial services                                       107                 97
                                                    --------           --------
  Operating revenues                                $ 20,844           $ 19,810
                                                    ========           ========

                                                         Operating Income
                                                    ---------------------------
                                                          (in millions)

                                                      2000               1999
                                                    --------           --------
Domestic tobacco                                    $  1,274           $  1,151
International tobacco                                  1,310              1,252
North American food                                      996                946
International food                                       289                275
Beer                                                     193                178
Financial services                                        69                 60
                                                    --------           --------
  Operating companies income                           4,131              3,862

Amortization of goodwill                                (147)              (145)
General corporate expenses                              (204)              (111)
Minority interest                                        (28)               (29)
                                                    --------           --------
  Operating income                                  $  3,752           $  3,577
                                                    ========           ========

Amortization of goodwill is primarily attributable to the North American food segment for all periods presented.

Results of Operations for the Six Months Ended June 30, 2000

Operating revenues for the first six months of 2000 increased $1.6 billion (4.0%) over 1999, due primarily to an increase in revenues from the Company's domestic tobacco operations. Despite this increase, the operating revenue comparison for the first six months was adversely affected by approximately $225 million of incremental sales made during the fourth quarter of 1999, as the Company's customers planned for potential business failures related to the Century Date Change ("CDC"). The incremental CDC sales would have normally been made during the first quarter of 2000. Including the incremental CDC revenues in the first quarter of 2000, and excluding the revenues of several small international food businesses divested since the beginning of 1999, operating revenues for the first six months of 2000 increased $1.9 billion (4.8%) over the first six months of 1999.

Operating income for the first six months of 2000 increased $492 million (7.3%) over the comparable 1999 period. The operating income comparison was affected by the following unusual items:

o Louisville Factory Closure - During the first quarter of 1999, Philip Morris Incorporated ("PM Inc.") announced plans to phase out cigarette production capacity at its Louisville, Kentucky manufacturing plant by August 2000 (the "Louisville Closure"). The closure of this facility, which occurred in stages, has been completed. In connection with the closure, PM Inc. recorded pre-tax charges for the first six months of 1999 of $175 million. These charges, which are in the domestic tobacco segment's marketing, administration and research costs in the consolidated statement of earnings, included enhanced severance, pension and postretirement benefits for approximately 1,500 hourly and salaried employees. Severance benefits, which were either paid in a lump sum or as income protection payments over a period of time, commenced upon termination of employment. Payments of enhanced pension and postretirement benefits are being made over the remaining lives of the former employees in accordance with the terms of the related benefit plans. All operating costs of the manufacturing plant, including increased depreciation, were charged to expense as incurred during the closing period.

o Kraft Separation Programs - During the first quarter of 1999, Kraft Foods, Inc. ("Kraft") announced that it was offering voluntary retirement incentive or separation programs to certain eligible hourly and salaried employees in the United States (the "Kraft Separation Programs"). Employees electing to terminate employment under the terms of these programs were entitled to enhanced retirement or severance benefits. Approximately 1,100 hourly and salaried employees accepted the benefits offered by these programs and elected to retire or terminate. As a result, Kraft recorded a pre-tax charge of $157 million for the first six months of 1999. This charge was included in marketing, administration and research costs in the consolidated statement of earnings for the North American food segment. Payments of pension and postretirement benefits are made in accordance with the terms of the applicable benefit plans. Severance benefits, which are paid over a period of time, commenced upon dates of termination that ranged from April 1999 to March 2000. Salary and related benefit costs of employees prior to the retirement or termination date were expensed as incurred.

The operating income comparison was adversely affected by approximately $100 million of operating income from the previously mentioned incremental CDC sales. Including the incremental CDC income and excluding the pre-tax charges for the Louisville Closure and the Kraft Separation Programs, as well as the results from operations divested since the beginning of 1999, operating income for the first six months of 2000 increased $264 million (3.7%) over the first six months of 1999, due primarily to higher operating results from all segments, partially offset by higher general corporate expenses. The $184 million increase in general corporate expenses over the first six months of 1999 is due primarily to higher spending on the Company's corporate image campaign.

Operating companies income, which is defined as operating income before general corporate expenses, minority interest and amortization of goodwill, increased $674 million (9.2%) over the first six months of 1999, due primarily to higher operating results from all segments and the previously discussed 1999 pre-tax charges for the Louisville Closure and the Kraft Separation Programs, partially offset by the incremental CDC income. Including the impact of the incremental CDC income and excluding the 1999 pre-tax charges, as well as the results from operations divested since the beginning of 1999, operating companies income increased $446 million (5.8%).

Currency movements have decreased operating revenues by $1.3 billion ($692 million, after excluding the impact of currency movements on excise taxes), and operating companies income by $176 million from the first half of 1999. Declines in operating revenues and operating companies income arising from the strength of the U.S. dollar against the Euro and certain Central and Eastern European currencies have been partially offset by the weakness of the U.S. dollar against the Japanese yen. Although the Company cannot predict future movements in currency rates, strengthening of the dollar, primarily against the Euro, if sustained during the remainder of 2000, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 1999.

Interest and other debt expense, net, decreased $50 million (11.7%) in the first six months of 2000 from the comparable 1999 period. This decrease was due primarily to lower average debt outstanding during the first six months of 2000.

Diluted and basic EPS, which were each $1.82 for the first six months of 2000, increased by 15.9% and 15.2%, respectively, over the first six months of 1999. Net earnings of $4.2 billion for the first half of 2000 increased $363 million (9.5%) over the comparable period of 1999. These results reflect the charges for the previously discussed Louisville Closure and the Kraft Separation Programs, and exclude the incremental CDC income. After adjusting for the effects of these unusual items, net earnings increased 5.6% to $4.2 billion, diluted EPS increased 11.5% to $1.84 and basic EPS increased 11.4% to $1.85.

Results of Operations for the Three Months Ended June 30, 2000

Operating revenues for the second quarter of 2000 increased $1.0 billion (5.2%) over the comparable 1999 period, due primarily to an increase in revenues from the Company's domestic tobacco operations. Excluding the revenues of several small international food businesses divested since the beginning of 1999, underlying operating revenues for the second quarter of 2000 increased $1.1 billion (5.4%) over the second quarter of 1999.

Operating income for the second quarter of 2000 increased $175 million (4.9%) over the comparable 1999 period. Second quarter 1999 operating income includes pre-tax charges of $45 million related to the Louisville Closure. Excluding these pre-tax charges, as well as the results from operations divested since the beginning of 1999, operating income for 2000 increased $133 million (3.7%) from the second quarter of 1999 due primarily to higher operating results from all segments, partially offset by higher general corporate expenses. On a reported basis, operating companies income, which is defined as operating income before general corporate expenses, minority interest and amortization of goodwill, increased $269 million (7.0%) from the second quarter of 1999. Excluding the previously mentioned pre-tax charges, as well as the results of divested operations, operating companies income increased $227 million (5.8%) from the second quarter of 1999.

Currency movements have decreased operating revenues by $592 million ($330 million, after excluding the impact of currency movements on excise taxes), and operating companies income by $83 million from the second quarter of 1999. Declines in operating revenues and operating companies income arising from the strength of the U.S. dollar against the Euro and certain Central and Eastern European currencies have been partially offset by the weakness of the U.S. dollar against the Japanese yen. Although the Company cannot predict future movements in currency rates, strengthening of the dollar, primarily against the Euro, if sustained during the remainder of 2000, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 1999.

Interest and other debt expense, net, decreased $29 million (13.1%) in the second quarter of 2000 from the comparable 1999 period. This decrease was due primarily to lower average debt outstanding and lower average interest rates, partially offset by lower levels of interest income during the second quarter of 2000.

Diluted and basic EPS, which were $0.95 and $0.96, respectively, for the second quarter of 2000, increased by 13.1% and 14.3%, respectively, over the second quarter of 1999. Net earnings of $2.2 billion for the second quarter of 2000 increased $141 million (6.9%) over the comparable 1999 period. These results reflect the charges for the previously discussed Louisville Closure. After adjusting for the effect of this unusual item, net earnings increased 5.5% to $2.2 billion, and diluted EPS increased 11.8% to $0.95 and basic EPS increased 12.9% to $0.96.

Year 2000

To date, the Company and its subsidiaries have experienced no material disruptions to their business operations as a result of the Century Date Change. External information technology specialists have stated that CDC-related miscalculations or systems failures could occur throughout the year 2000 and into 2001. The experience of the Company and its subsidiaries thus far suggests that no material disruptions to their business operations are likely to occur. However, the Company and its subsidiaries will continue to monitor the transition to year 2000 as part of their regular management processes and will respond promptly to any problems that occur.

The Company's increases in year-end inventories and trade receivables caused by preemptive contingency plans resulted in incremental cash outflows during 1999 of approximately $300 million. The cash outflows reversed in the first quarter of 2000. In addition, certain operating subsidiaries of the Company had increased shipments in the fourth quarter of 1999, because customers purchased additional product in anticipation of potential CDC-related disruptions, resulting in incremental operating revenues and operating companies income in 1999 of approximately $225 million and $100 million, respectively. Accordingly, there were reductions of corresponding amounts in operating revenues and operating companies income in the first quarter of 2000.

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

These issues, some of which are more fully discussed below, include pending and threatened smoking and health litigation and recent jury verdicts against PM Inc., including in the Engle smoking and health class action case discussed above in Note 5. Contingencies; the filing of a civil lawsuit by the U.S. federal government against various cigarette manufacturers and others as discussed in Note 5; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; an increase in diversion into the United States market of products intended for sale outside the United States; foreign and United States governmental investigations into illegal cigarette imports; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; actual and proposed legislation in Congress and the State of New York to require the establishment of fire-safety standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from anti-smoking groups and unfavorable press reports; and other tobacco legislation that may be considered by the Congress, the states and other jurisdictions inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $0.34 per pack of 20 cigarettes and is scheduled to increase to $0.39 per pack on January 1, 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.87 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and the Clinton Administration's fiscal year 2001 budget proposal includes an additional increase of $0.25 per pack in the federal excise tax, as well as a contingent special assessment related to youth smoking rates. Increases in excise and other cigarette-related taxes have been proposed at the state and local levels and in many jurisdictions outside the United States.

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

Food and Drug Administration ("FDA") Regulations: In August 1996, the FDA promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act ("FDCA"). The regulations, which included severe restrictions on the distribution, marketing and advertising of cigarettes, and would have required the industry to comply with a wide range of labeling, reporting, record-keeping, manufacturing and other requirements, were declared invalid by the United States Supreme Court in March 2000. The Company has stated that while it continues to oppose FDA regulation over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act, it would be prepared to support new legislation that would provide for reasonable regulation at the federal level of cigarettes as cigarettes. Currently, there are several bills pending in Congress that if enacted, would give the FDA authority to regulate tobacco products. The bills take a variety of approaches to the issue of the FDA's proposed regulation of tobacco products ranging from codification of the original FDA regulations under the "drug" and "medical device" provisions of the FDCA to the creation of provisions that would apply uniquely to tobacco products. All of the pending legislation could result in substantial Federal regulation of the design, manufacture and marketing of cigarettes. The ultimate outcome of the pending bills cannot be predicted.

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

In 1999, the Company established a Web site that includes, among other things, views of public health authorities on smoking, disease causation in smokers and addiction. Consistent with the Company's position set forth in its October 1997 submission to the United States Senate Judiciary Committee (discussed above), the Web site advises smokers and potential smokers to rely on the messages of public health authorities in making all smoking-related decisions. The site furthers the Company's efforts to implement this position.

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

In June 2000, the New York State Legislature passed legislation that, if signed by the governor, would require the State's Office of Fire Prevention and Control to promulgate rules establishing fire-safety standards for cigarettes that are manufactured or sold in New York by January 1, 2003. If enacted, the legislation would require that cigarettes manufactured or sold in New York stop burning within a time period specified by the standards or meet other performance standards set by the Office of Fire Prevention and Control. All cigarettes manufactured or sold in New York would be required to meet the established standards within one hundred and eighty days after the standards are promulgated and financial penalties would be imposed for distributing cigarettes that violate the standards. The governor of New York is expected to sign this legislation. Similar legislation has been proposed in other states and localities and at the federal level.

It is not possible to predict what, if any, additional foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of PM Inc., PMI and the Company could be materially adversely affected.

Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions, including the Engle class action case in Florida in which PM Inc. is a defendant and a civil health care cost recovery action filed by the United States Department of Justice in September 1999 against domestic tobacco manufacturers and others, including the Company and PM Inc. (See Note 5. Contingencies, above, for a discussion of such litigation.)

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

Operating Results

                                       For the Six Months Ended June 30,
                                  ----------------------------------------------
                                                                 Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                    2000         1999         2000         1999
                                  -------      -------      -------      -------
Domestic tobacco                  $11,152      $ 9,195      $ 2,390      $ 2,069
International tobacco              13,799       14,266        2,741        2,683
                                  -------      -------      -------      -------
  Total tobacco                   $24,951      $23,461      $ 5,131      $ 4,752
                                  =======      =======      =======      =======

Domestic tobacco. During the first six months of 2000, PM Inc.'s operating revenues increased $2.0 billion (21.3%) over the comparable 1999 period, due primarily to higher pricing ($1.5 billion, including $506 million related to the January 1, 2000 federal excise tax increase) and higher volume ($473 million).

Operating companies income for the first six months of 2000 increased $321 million (15.5%) over the comparable 1999 period, due primarily to price increases, net of cost increases ($598 million), higher volume ($369 million) and the 1999 pre-tax charges for the Louisville Closure ($175 million), partially offset by higher marketing, administration and research costs ($768 million, primarily marketing). Excluding the impact of the 1999 pre-tax charges for the Louisville Closure, PM Inc.'s operating companies income of $2,390 million for the first six months of 2000 increased by 6.5% over the $2,244 million earned during the comparable 1999 period.

Shipment volume for the domestic tobacco industry during the first six months of 2000 increased to 209.7 billion units, a 3.0% increase over the first six months of 1999. PM Inc.'s shipment volume for the first six months of 2000 was 106.5 billion units, an increase of 5.3% over the comparable 1999 period. Shipment growth for the industry and PM Inc. during the first half of 2000 was largely driven by wholesalers' decisions to rebuild their inventory levels after the January 1, 2000 federal excise tax increase. In contrast, wholesalers decreased their inventory levels during 1999, as inventory held at the end of 1999 was subject to the federal excise tax increase through a "floor tax". PM Inc. estimates that after adjusting for this factor, industry shipment volume declined approximately 2.0% from the first half of 1999, while PM Inc.'s shipment volume declined approximately 0.5%.

For the first six months of 2000, PM Inc.'s shipment market share was 50.8%, an increase of 1.1 share points over the comparable period of 1999. Marlboro shipment volume increased 4.9 billion units (6.6%) over the first six months of 1999 to 79.3 billion units for a 37.8% share of the total industry, an increase of 1.3 share points over the comparable period of 1999. Contributing to this growth were introductory shipments of Marlboro Milds, which were launched nationally at retail in May.

Based on shipments, the premium segment accounted for approximately 73.7% of the domestic cigarette industry volume in the first six months of 2000, an increase of 0.2 share points over the comparable period of 1999. In the premium segment, PM Inc.'s volume increased 5.3% during the first six months of 2000, compared with a 3.2% increase for the industry, resulting in a premium segment share of 60.7%, an increase of 1.2 share points over the first six months of 1999.

In the discount segment, PM Inc.'s shipments increased 5.5% to 12.7 billion units in the first six months of 2000, compared with an industry increase of 2.2%, resulting in a discount segment share of 23.0%, an increase of 0.7 share points from the comparable period of 1999. Basic shipment volume for the first six months of 2000 was up 12.2% to 10.7 billion units, for a 19.4% share of the discount segment, an increase of 1.7 share points from the comparable 1999 period. Basic shipment volume was influenced by the timing of promotional shipments year-over-year.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail grew 0.6 share points to 50.7% for the first six months of 2000. The first half of 2000 retail share for Marlboro rose
1.0 share points to 37.3%.

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

In July 2000, PM Inc. announced a price increase of $3.00 per thousand cigarettes on its domestic premium and discount brands, principally related to increases in payments under the Master Settlement Agreement. This followed price increases of $6.50 per thousand in January 2000 and $9.00 per thousand in August 1999. Each $1.00 per thousand increase by PM Inc. equates to a $0.02 increase in the price to wholesalers of each pack of twenty cigarettes.

International tobacco. During the first six months of 2000, international tobacco operating revenues, including excise taxes, decreased $467 million (3.3%) from the first six months of 1999. Excluding excise taxes, operating revenues decreased $145 million (2.0%), due primarily to unfavorable currency movements ($360 million) and the previously discussed CDC revenues ($97 million), partially offset by price increases ($265 million).

Operating companies income for the first six months of 2000 increased $58 million (2.2%) over the comparable 1999 period, due primarily to price increases and favorable costs ($349 million), partially offset by unfavorable currency movements ($147 million), the shift of CDC income ($59 million) to the fourth quarter of 1999 and unfavorable volume/mix ($39 million). Adjusting for the shift in CDC income, operating companies income of $2,800 million for the first half of 2000 increased 4.4% over $2,683 million for the comparable period of 1999.

PMI's volume for the first six months of 2000 of 343.7 billion units decreased
5.9 billion units (1.7%) from the first six months of 1999. Adjusting for the shift in CDC volume, (the basis of presentation for all following PMI volume disclosures), PMI's volume of 347.9 billion units for the first half of 2000 decreased 1.7 billion units (0.5%) from the comparable 1999 period, due primarily to volume declines in certain Central and Eastern European markets, as well as lower worldwide duty-free shipments, which were affected by the July 1999 cessation of intra-EU duty-free sales. However, volume grew a collective 3.9% in Western Europe and Japan, where PMI earned approximately 63% of its operating companies income. Volume advanced in a number of important markets, including Italy, France, Spain, the Benelux countries, Switzerland, Austria, Russia, Japan, Saudi Arabia, Egypt, Thailand, Korea, Malaysia, Indonesia, the Philippines and Mexico. PMI recorded market share gains in most of its major markets. Volume and share in Germany were lower as a result of the continued strong growth of trade brands and a reduction in the number of cigarettes per vending pack following industry price increases in the fourth quarter of 1999. Trade purchasing patterns in the Czech Republic and a lower total industry and market share in Poland, reflecting intense competition in the low price segment, contributed to an overall volume decline in Central Europe. Elsewhere, lower volume and share in Turkey resulted from a lower total industry following fourth quarter 1999 industry price increases. International volume for Marlboro declined 0.2%; as lower volume in certain Central and Eastern European markets and lower worldwide duty-free shipments was essentially offset by higher volumes in Japan, Asia, Western Europe, Russia and Mexico.

                                       For the Three Months Ended June 30,
                                  ----------------------------------------------
                                                                 Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                    2000         1999         2000         1999
                                  -------      -------      -------      -------
Domestic tobacco                  $ 5,706      $ 4,735      $ 1,274      $ 1,151
International tobacco               6,801        6,926        1,310        1,252
                                  -------      -------      -------      -------
  Total tobacco                   $12,507      $11,661      $ 2,584      $ 2,403
                                  =======      =======      =======      =======

Domestic tobacco. During the second quarter of 2000, PM Inc.'s operating revenues increased $971 million (20.5%) over the comparable 1999 period, due primarily to higher pricing ($796 million, including $258 million related to the January 1, 2000 federal excise tax increase) and higher volume ($170 million).

Operating companies income for the second quarter of 2000 increased $123 million (10.7%) from the comparable 1999 period, due primarily to price increases, net of cost increases ($411 million), higher volume ($133 million) and the 1999 pre-tax charges for the Louisville Closure ($45 million), partially offset by higher marketing, administration and research costs ($435 million, primarily marketing). Excluding the impact of the 1999 pre-tax charges for the Louisville Closure, PM Inc.'s operating companies income of $1,274 million for the second quarter of 2000 increased by 6.5% over the $1,196 million earned during the comparable 1999 period.

Shipment volume for the domestic tobacco industry during the second quarter of 2000 increased to 107.5 billion units, a 1.5% increase over the second quarter of 1999. PM Inc.'s shipment volume for the second quarter of 2000 was 53.7 billion units, an increase of 3.6% over the comparable 1999 period. Second quarter 2000 shipment growth for the industry and PM Inc. was largely driven by wholesalers' decisions to continue to rebuild their inventory levels after the January 1, 2000 federal excise tax increase. In contrast, wholesalers decreased their inventory levels during the corresponding period of 1999. PM Inc. estimates that after adjusting for these inventory changes, industry shipment volume declined approximately 1.0% to 2.0% from the second quarter of 1999, while PM Inc.'s shipment volume was essentially flat.

For the second quarter of 2000, PM Inc.'s shipment market share was 49.9%, an increase of 1.0 share points over the comparable period of 1999. Marlboro shipment volume increased 2.3 billion units (6.2%) over the second quarter of 1999 to 39.6 billion units for a 36.9% share of the total industry, an increase of 1.7 share points over the comparable period of 1999. Contributing to this increase were introductory shipments of Marlboro Milds, which were launched nationally at retail in May.

Based on shipments, the premium segment accounted for approximately 73.5% of domestic cigarette industry volume in the second quarter of 2000, an increase of
0.4 share points over the comparable period of 1999. In the premium segment, PM Inc.'s second-quarter volume increased 4.1%, compared with a 2.0% increase for the industry, resulting in a premium segment share of 59.7%, an increase of 1.2 share points from the second quarter of 1999.

In the discount segment, PM Inc.'s second quarter shipments increased 0.7% to
6.5 billion units in 2000, compared with no change in shipments for the industry, resulting in a discount segment share of 22.8%, an increase of 0.2 share points from the comparable period of 1999. Basic second quarter shipment volume increased 569 million units to 5.6 billion units, for a 19.7% share of the discount segment, an increase of 2.0 share points from the comparable 1999 period. The increase in shipment volume and the growth in market share for Basic were each influenced by the timing of promotional shipments in the second quarter of 2000 and 1999.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail grew 0.8 share points to 51.0% for the second quarter of 2000. The second quarter 2000 retail share for Marlboro rose
1.1 share points to 37.6%.

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

International tobacco. During the second quarter of 2000, international tobacco operating revenues, including excise taxes, decreased $125 million (1.8%) from 1999. Excluding excise taxes, operating revenues decreased $19 million (0.5%) from the second quarter of 1999, due primarily to unfavorable currency movements ($170 million), partially offset by price increases ($109 million) and favorable volume/mix ($32 million).

Operating companies income for the second quarter of 2000 increased $58 million (4.6%) over the comparable 1999 period, due primarily to price increases and favorable costs ($175 million), partially offset by unfavorable currency movements ($67 million) and higher marketing, administration and research costs.

PMI's volume of 172.7 billion units for the second quarter of 2000 increased 226 million units (0.1%) over the second quarter of 1999. PMI's volume grew a collective 4.5% in Western Europe and Japan, which account for approximately 62% of PMI's operating companies income. These volume gains were partially offset by volume declines in certain markets within Central and Eastern Europe, as well as by lower worldwide duty-free shipments, which were affected by the July 1999 cessation of intra-EU duty-free sales. Volume advanced in a number of important markets including Italy, France, Spain, Portugal, the Benelux countries, Sweden, Greece, Switzerland, Russia, Japan, Saudi Arabia, Egypt, Thailand, Korea, Malaysia, Indonesia and Mexico. PMI recorded market share gains in most of its major markets. Volume and share in Germany were lower as a result of the continued strong growth of trade brands and a reduction in the number of cigarettes per vending pack following fourth quarter 1999 industry price increases. Trade purchasing patterns in the Czech Republic and a lower industry and market share in Poland, reflecting intense competition in the low price segment, contributed to an overall volume decline in Central Europe. International volume for Marlboro grew 2.0%, driven by growth in Japan, Asia, Western Europe, Russia and Mexico, partly offset by lower volume in certain Central and Eastern European markets and lower worldwide duty-free shipments.

Food

Business Environment

Kraft, the largest processor and marketer of retail packaged food in the United States, and its subsidiary, Kraft Foods International, Inc. ("KFI"), which markets coffee, confectionery and cheese and grocery products in Europe and the Asia/Pacific region, are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade. Additionally, certain subsidiaries and affiliates of PMI that manufacture and sell food products in Latin America are also subject to competitive challenges in various product categories and markets. To confront these challenges, Kraft, KFI and PMI continue to take steps to build the value of premium brands with new product and marketing initiatives, to improve their food business portfolios and to reduce costs.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, particularly in dairy, coffee bean and cocoa. Dairy commodity costs in the United States on average have been below the levels seen during the first six months of 1999. Coffee bean prices were also slightly lower than the first half of 1999. However, recent coffee bean prices have been volatile due to Brazil frost risk. Cocoa prices have declined during 2000, compared with 1999.

During the first quarter of 2000, Kraft completed its purchase of the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, Kraft also completed its acquisition of Boca Burger, Inc., a privately held manufacturer and marketer of soy-based meat alternatives. The total cost of these acquisitions was $358 million. Neither transaction is expected to have a material effect on 2000 operating revenues or operating companies income of Kraft or the Company.

In June 2000, the Company announced that it entered into definitive agreements to acquire all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco") for $55 per share in cash. The transaction reflects an aggregate cost of $18.9 billion, which includes the assumption of approximately $4.0 billion in net debt. The acquisition will be financed initially through a combination of short-term debt and bank borrowings. The transaction is subject to approval by the shareholders of Nabisco Group Holdings and requires customary regulatory approvals. The transaction is expected to be completed during the fourth quarter of 2000. The acquisition will be accounted for as a purchase.

Subsequent to the acquisition, Nabisco will be combined with Kraft. Following the combination, the Company plans to undertake an initial public offering ("IPO") of less than 20% of the newly combined food company. The IPO proceeds will be used to retire a portion of the debt incurred as a result of the acquisition of Nabisco.

During 2000 and 1999, PMI and KFI sold several small international food businesses. The operating results of businesses divested were not material to consolidated operating results in any of the periods presented.

Operating Results

                                       For the Six Months Ended June 30,
                                  ----------------------------------------------
                                                                 Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                    2000         1999         2000         1999
                                  -------      -------      -------      -------
North American food               $ 9,258      $ 9,022      $ 1,863      $ 1,631
International food                  4,176        4,446          535          521
                                  -------      -------      -------      -------
Total food                        $13,434      $13,468      $ 2,398      $ 2,152
                                  =======      =======      =======      =======

North American food. During the first six months of 2000, operating revenues increased $236 million (2.6%) from the first six months of 1999, due primarily to higher volume ($183 million), higher pricing ($81 million) and the impact of acquisitions ($67 million), partially offset by the previously mentioned shift in CDC revenues ($69 million) and unfavorable product mix ($46 million).

Operating companies income for the first six months of 2000 increased $232 million (14.2%) from the comparable period of 1999, primarily reflecting favorable margins ($187 million, driven by lower manufacturing and commodity-related costs), the 1999 pre-tax charge for the Kraft Separation Programs ($157 million), and higher volume ($122 million), partially offset by higher marketing, administration and research costs ($180 million, the majority of which related to higher marketing expenses), unfavorable product mix ($37 million) and the shift in CDC income ($26 million). Excluding the impact of the pre-tax charges for the Kraft

Separation Programs and adjusting for the shift in CDC income, operating companies income of $1,889 million for the first half of 2000 increased 5.6% over $1,788 million in the first six months of 1999.

Volume for the first six months of 2000 increased over the comparable 1999 period. Volume gains were achieved by beverages, from the strength of ready-to-drink beverages; processed meats, from lunch combinations and the first-quarter acquisition of Boca Burger; pizza and cereals, from new product introductions; cheese, from cream cheese products; and desserts and snacks, due to refrigerated ready-to-eat desserts, frozen toppings, confectionery and the first-quarter acquisition of Balance Bar. Offsetting these volume gains were volume declines in enhancers, due to barbecue sauces and seasoned coatings; in coffee, as the entire coffee category declined; and in meals, due to dinners, rice and ethnic foods. In Canada, volume was down due to a planned discontinuation of low-margin foodservice products, which more than offset gains in the retail grocery business, driven by new products.

International food. Operating revenues for the first six months of 2000 decreased $270 million (6.1%) from the first six months of 1999, due primarily to unfavorable currency movements ($355 million), lower pricing ($19 million, due primarily to lower coffee prices) and the previously discussed shift in CDC revenues ($28 million), partially offset by higher volume ($168 million).

Operating companies income for the first six months of 2000 increased $14 million (2.7%) from the first six months of 1999, due primarily to higher volume ($80 million) and favorable margins ($44 million, primarily related to lower commodity costs), partially offset by unfavorable currency ($30 million), higher marketing, administration and research costs ($60 million) and the shift in CDC income. Excluding the operating results of the international food businesses divested since the beginning of 1999 and adjusting for the shift in CDC revenues and income, operating revenues of $4,200 million in the first six months of 2000 decreased 3.5% from $4,352 million in 1999, and operating companies income of $547 million for the first half of 2000 increased 6.4% over $514 million for the comparable 1999 period.

Coffee volume for the first six months of 2000 increased over the comparable period of 1999, as volumes were higher in most European markets. This volume growth was driven by new product launches and line extensions. In the roast and ground category, KFI brands experienced share gains in Germany and France, while soluble coffee brands gained share in the United Kingdom.

Confectionery volume for the first six months of 2000 increased over the comparable period of 1999. Volume increases in the Asia Pacific region and most Western European markets more than offset volume declines in certain Eastern European markets, where weaker economic conditions continued to persist. In Latin America, higher chocolate sales in Brazil contributed to the volume growth. New product launches and line extensions also contributed to the confectionery volume growth.

Volume for the first half of 2000 also increased in the cheese and grocery business, driven by lunch combinations in the United Kingdom; new product introductions for powdered soft drinks in Poland, the Czech Republic and Bulgaria; cream cheese in Italy; and cheese and powdered soft drinks in the Philippines. Also contributing to the volume gain were higher grocery shipments to the Caribbean; increased cheese sales in Puerto Rico; and higher mayonnaise and ready-to-drink beverage volumes in Mexico. Partially offsetting these increases was lower powdered soft drink volume in Argentina, due to continued intense price competition with carbonated beverages.

                                        For the Three Months Ended June 30,
                                   ---------------------------------------------
                                                                 Operating
                                    Operating Revenues        Companies Income
                                   -------------------       -------------------
                                                   (in millions)
                                    2000         1999         2000         1999
                                   ------       ------       ------       ------
North American food                $4,803       $4,626       $  996       $  946
International food                  2,171        2,204          289          275
                                   ------       ------       ------       ------
Total food                         $6,974       $6,830       $1,285       $1,221
                                   ======       ======       ======       ======

North American food. During the second quarter of 2000, operating revenues increased $177 million (3.8%) over the second quarter of 1999, due primarily to higher pricing ($65 million), higher volume ($55 million) and the impact of acquisitions ($53 million).

Operating companies income for the second quarter of 2000 increased $50 million, (5.3%) over the second quarter of 1999, due primarily to favorable margins ($112 million, driven by lower manufacturing and commodity-related costs) and higher volume ($32 million), partially offset by higher marketing, administration and research costs ($115 million).

Volume for the second quarter of 2000 increased over the comparable 1999 period. Volume gains were achieved by beverages, led by the continued success of ready-to-drink beverages; desserts and snacks led by growth in confectionery and frozen toppings, and the first-quarter acquisition of Balance Bar; frozen pizza, aided by new product introductions; processed meats, due to the continued success of lunch combinations and the first-quarter acquisition of Boca Burger; cheese, with gains in natural, cottage and cream cheese, and the national rollout of new products; and coffee, driven by the continued success of Starbucks grocery coffee and new product introductions. Offsetting these volume increases were volume declines in enhancers, as decreases in spoonable salad dressings and barbecue sauce were partially offset by a gain in pourable salad dressings; cereals due primarily to a decline in the ready-to-eat cereal category; and meals due mainly to lower shipments of dinners. In Canada, overall volume was down due to the planned discontinuation of low margin items in the foodservice business. However, the retail grocery business was up, driven by new product introductions in frozen pizza, refrigerated ready-to-eat desserts and ready-to-drink beverages.

International food. Operating revenues for the second quarter of 2000 decreased $33 million (1.5%) from the second quarter of 1999, due primarily to unfavorable currency movements ($171 million), partially offset by higher volume ($133 million).

Operating companies income for the second quarter of 2000 increased $14 million (5.1%) from the second quarter of 1999, due primarily to higher volume ($61 million) and favorable margins ($31 million, primarily related to lower manufacturing and commodity-related costs), partially offset by higher marketing, administration and research costs ($56 million) and unfavorable currency movements ($16 million). Excluding the operating results of the international food businesses divested since the beginning of 1999, operating revenues of $2,171 million in the second quarter of 2000 increased 0.3% from $2,165 million in 1999, and operating companies income of $289 million for the second quarter of 2000 increased 6.3% over $272 million for the comparable 1999 period.

KFI's second quarter 2000 coffee volume increased over the comparable period of 1999 led by gains in key European markets, including Germany, France, Sweden and the United Kingdom. Volume growth in Germany and France benefited from new product introductions. In Germany, KFI introduced a roast and ground coffee in the mild segment; while in France, KFI introduced a resealable container for its roast and ground coffee. KFI's products gained share in a number of markets, including roast and ground brands in Germany and France, as well as soluble coffees in the United Kingdom. In Central and Eastern Europe, double-digit coffee volume growth was driven by Poland, the Slovak Republic, Hungary and Lithuania. Coffee volume also grew in China.

Confectionery volume for the second quarter of 2000 increased over the comparable period of 1999, with gains in all key European markets, including Germany, France, the Benelux countries, Italy, Sweden, Norway and the United Kingdom. In Asia Pacific, double-digit volume growth continued to be driven by the success of chewy candy in Indonesia. In Latin America, volume grew in Brazil due primarily to higher chocolate sales. Share growth was registered for KFI's products in several markets, including pralines and countlines in Germany; chocolate tablets in France and Norway; and chocolate products in Sweden. New product launches and line extensions contributed to the confectionery volume growth.

Volume for the second quarter of 2000 also increased in the cheese and grocery business, driven by volume growth across all regions. In the United Kingdom, volume benefited from the continued success of a recently launched lunch combinations product. Volume growth was also recorded for cream cheese in Italy; powdered soft drinks in Central and Eastern Europe, due to new product introductions and geographic expansion; and cheese and powdered soft drinks in the Philippines. In Latin America, higher volume for the second quarter of 2000 was driven by higher grocery shipments to the Caribbean and higher shipments of ready-to-drink beverages, mayonnaise, cereals and cheese products in Mexico and Puerto Rico. Partially offsetting these increases was lower powdered soft drink volume in Argentina, due to continued intense price competition with carbonated beverages.

During the second quarter of 2000, KFI announced the proposed sale of the French chewing gum and candy business. The sale is expected to be finalized during the second half of 2000. The operating results for this business were not material to the Company's consolidated operating results in any of the periods presented.

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

Miller's license agreement for the rights to brew and sell Lowenbrau in the United States expired on September 30, 1999. The expiration of this agreement did not have a material impact on Miller's operating revenues or operating companies income for the first six months and second quarter of 2000 and is not expected to have a material impact on future operating revenues and operating companies income.

Operating Results

Six Months Ended June 30

Miller's operating revenues for the first six months of 2000 increased $92 million (4.2%) over the first six months of 1999, due primarily to higher pricing ($67 million), the previously mentioned acquired brands and contract manufacturing fees (aggregating $98 million), partially offset by lower volume ($73 million). Operating companies income for the first six months of 2000 increased $32 million (10.2%) over the first six months of 1999, due primarily to higher pricing ($47 million) and income from acquired brands and contract manufacturing, partially offset by lower volume ($29 million) and higher marketing, administration and research costs.

Miller's domestic shipment volume of 22.0 million barrels for the first six months of 2000 decreased 0.6% from the comparable 1999 period, due mainly to planned actions to reduce distributor inventories and the discontinuance of Lowenbrau shipments, partially offset by shipments of acquired brands. Domestic shipments of premium brands were below the comparable 1999 period, due primarily to the discontinuance of Lowenbrau shipments and lower domestic shipments of Miller Genuine Draft and Molson, partially offset by increased shipments of Miller Lite. Domestic shipments of near-premium products increased due to acquired brands, while budget products decreased on lower shipments across most brands. Wholesalers' sales to retailers in the first six months of 2000 increased 1.1% from the comparable 1999 period. Excluding the acquired brands, wholesalers' sales to retailers in the first six months of 2000 decreased 1.8% from the first six months of 1999, reflecting lower retail sales of Molson, Red Dog, Miller Genuine Draft, Milwaukee's Best and Lowenbrau, partially offset by increased sales of Miller Lite, Miller High Life, Icehouse and Foster's.

Three Months Ended June 30

Miller's operating revenues for the second quarter of 2000 increased $34 million (2.8%) from the second quarter of 1999, due primarily to higher pricing ($46 million) and the previously mentioned acquired brands and contract manufacturing fees (aggregating $32 million), partially offset by lower volume ($44 million). Operating companies income for the second quarter of 2000 increased $15 million (8.4%) over the second quarter of 1999, due primarily to higher pricing and contract brewing, partially offset by lower volume and higher marketing, administration and research costs.

Miller's domestic shipment volume of 11.9 million barrels for the second quarter of 2000 decreased 2.7% from the comparable 1999 period, reflecting planned actions to reduce distributor inventories, the discontinuance of Lowenbrau shipments and lower domestic shipments of Milwaukee's Best, Red Dog, Icehouse, Miller Genuine Draft and Molson, partially offset by higher shipments of Miller Lite. Domestic shipments of near-premium products were essentially even to prior year, while budget products decreased on lower shipments across most brands. Wholesalers' sales to retailers in the second quarter of 2000 decreased 3.6% from the comparable 1999 period. Excluding the acquired brands, wholesalers' sales to retailers in the second quarter of 2000 decreased 4.3% from the second quarter of 1999, reflecting lower retail sales of Miller Genuine Draft, Milwaukee's Best, Red Dog, Molson and Lowenbrau, partially offset by increased sales of Miller Lite and Foster's.

Financial Services

Philip Morris Capital Corporation's ("PMCC") financial services operating revenues and operating companies income for the first half of 2000 increased $29 million (17.1%) and $17 million (15.5%), respectively, over the comparable 1999 period. During the second quarter of 2000, operating revenues and operating companies income increased $10 million (10.3%) and $9 million (15.0%), respectively, over the second quarter of 1999. These increases were due primarily to new leasing and structured finance investments and gains realized on related portfolio management activities.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2000, net cash provided by operating activities was $5.8 billion compared with $5.5 billion in the comparable 1999 period. The increase primarily reflects the Company's higher level of net earnings.

Net Cash Used in Investing Activities

During the first six months of 2000, net cash used in investing activities was $1.4 billion, up from $1.3 billion in 1999. The increase primarily reflects the cash used during the first six months of 2000 for additional investments in finance assets at the Company's financial services subsidiary.

In June 2000, the Company announced that it entered into definitive agreements to acquire all of the outstanding shares of Nabisco. The pending transaction has an aggregate cost of approximately $18.9 billion, including the assumption of $4.0 billion in net debt.

Net Cash Used in Financing Activities

During the first six months of 2000, net cash of $5.2 billion was used in financing activities, as compared with $3.7 billion used in financing activities during the comparable 1999 period. This difference was primarily due to net debt repayments of $1.1 billion for the first half of 2000, compared with net debt repayments of $73 million in 1999. Higher stock repurchases and dividends paid during the first six months of 2000 also contributed to the increase. In connection with the pending acquisition of Nabisco, the Company intends to finance the purchase price of the outstanding shares of Nabisco with cash on hand and additional borrowings.

Debt and Liquidity

The Company's total debt (consumer products and financial services) was $13.3 billion and $14.5 billion at June 30, 2000 and December 31, 1999, respectively. Total consumer products debt was $11.6 billion and $13.5 billion at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000 and December 31, 1999, the Company's ratio of consumer products debt to total equity was 0.77 and 0.88, respectively. The ratio of total debt to total equity was 0.88 and 0.95 at June 30, 2000 and December 31, 1999, respectively.

The Company and its subsidiaries maintain credit facilities with a number of lending institutions, amounting to approximately $12.1 billion. These include revolving bank credit agreements totaling $10.0 billion, which may be used to support commercial paper borrowings by the Company and which are available for acquisitions and other general corporate purposes. Of these revolving bank agreements, an agreement for $8.0 billion expires in October 2002 and a second agreement for $2.0 billion will expire in September 2000. The $8.0 billion credit agreement enables the Company to reclassify short-term debt on a long-term basis. The Company may continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors. In connection with the pending acquisition of Nabisco, the Company has obtained commitments for a $9.0 billion 364-day revolving credit facility.

The Company's credit ratings by Moody's at June 30, 2000 and December 31, 1999 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard

& Poor's ("S&P") at June 30, 2000 and December 31, 1999 were "A-1" in the commercial paper market and "A" for long-term debt obligations.

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

Equity and Dividends

During the first six months of 2000 and 1999, the Company repurchased 81.6 million and 35.6 million shares, respectively, of its common stock at a cost of $1.8 billion and $1.4 billion, respectively. The repurchases were made under an existing $8 billion authority that expires in November 2001. At June 30, 2000, cumulative repurchases under the $8 billion authority totaled 186.0 million shares at an aggregate cost of $5.5 billion.

Dividends paid in the first six months of 2000 and 1999 were $2.2 billion and $2.1 billion, respectively. During the third quarter of 1999, the Company's Board of Directors approved a 9.1% increase in the current quarterly dividend rate to $0.48 per share. As a result, the present annualized dividend rate is $1.92 per share.

Cash and Cash Equivalents

Cash and cash equivalents were $4.2 billion at June 30, 2000 and $5.1 billion at December 31, 1999, the decrease being largely attributable to settlement payments made under the terms of the various state settlements, the continuation of the Company's share repurchase program and a lower level of outstanding borrowings, partially offset by an increase in net cash provided by operating activities.

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

Foreign exchange rates. The Company is exposed to foreign exchange movements, primarily in European, Japanese and other Asian and Latin American currencies. Consequently, it enters into various contracts, which change in value as foreign exchange rates fluctuate, to preserve the value of commitments and anticipated transactions. The Company uses foreign currency option and forward contracts to hedge certain anticipated foreign currency cash flows. The Company also enters into short-term foreign currency swap contracts, primarily to hedge intercompany transactions denominated in foreign currencies. At June 30, 2000 and December 31, 1999, the Company had option and forward foreign exchange contracts, principally for the Japanese yen, British pound, Swiss franc and the Euro, with an aggregate notional amount of $5.8 billion and $3.8 billion, respectively, for both the purchase and/or sale of foreign currencies.

The Company also seeks to protect its foreign currency net asset exposure, primarily the Swiss franc and the Euro, through the use of foreign-currency denominated debt or currency swap agreements. At June 30, 2000 and December 31, 1999, the notional amounts of currency swap agreements aggregated $2.5 billion and $2.6 billion, respectively.

Commodities. The Company is exposed to price risk related to anticipated purchases of certain commodities used as raw materials by the Company's food businesses. Accordingly, the Company enters into commodity future, forward and option contracts to manage fluctuations in prices of anticipated purchases, primarily cheese, coffee, cocoa, milk, sugar, wheat and corn. At June 30, 2000 and December 31, 1999, the Company had net long commodity positions of $381 million and $163 million, respectively. Unrealized gains/losses on net commodity positions were immaterial at June 30, 2000 and December 31, 1999.

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

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at June 30, 2000 and December 31, 1999, or the Company's results of operations for the three and six months ended June 30, 2000 or the year ended December 31, 1999.

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

During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the recognition, measurement and statement of earnings classification of various sales incentives and will be effective for the fourth quarter of 2000. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its financial position or results of operations. However, certain items previously included in marketing, administration and research costs on the consolidated statements of earnings will be recorded as a reduction of operating revenues. Upon adoption, prior period amounts will be reclassified to conform with the new requirements.

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the Company's understanding of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing, and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Each of the Company's consumer products subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios, in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity. In addition, PMI, KFI and Kraft are subject to the effects of foreign economies and the related shifts in consumer preferences, and currency movements. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

                  10.1 Agreement and Plan of Merger, dated as of June 25, 2000, among Nabisco Holdings Corp., Philip Morris Companies Inc., and Strike Acquisition Corp.

                  10.2 Voting and Indemnity Agreement, dated as of June 25, 2000, between Nabisco Group Holdings Corp. and Philip Morris Companies Inc.

                  12 Statement regarding computation of ratios of earnings to fixed charges.

                  27    Financial Data Schedule.

                  99.1  Certain Pending Litigation Matters and Recent
                        Developments.

                  99.2  Status of Master Settlement Agreement.

                  99.3  Trial Schedule for Certain Cases.

      (b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K, dated June 25, 2000, containing information on the Registrant's pending acquisition of Nabisco Holdings Corp. and plans for an Initial Public Offering ("IPO") of Kraft Foods, Inc. See Note 2. Acquisitions, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of the pending acquisition and the IPO.

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

                      August 10, 2000