Form 10-Q
period 2000-09-30
PHILIP MORRIS COMPANIES INC
filed 2000-11-14
CIK 764180

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                          Commission file number 1-8940

                           Philip Morris Companies Inc.
-------------------------------------------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At October 31, 2000, there were 2,223,534,382 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

        Condensed Consolidated Balance Sheets at
           September 30, 2000 and December 31, 1999                        3 - 4

        Condensed Consolidated Statements of Earnings for the
           Nine Months Ended September 30, 2000 and 1999                       5
           Three Months Ended September 30, 2000 and 1999                      6

        Condensed Consolidated Statements of Stockholders'
           Equity for the Year Ended December 31, 1999 and the
           Nine Months Ended September 30, 2000                                7

        Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2000 and 1999                   8 - 9

        Notes to Condensed Consolidated Financial Statements             10 - 29

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                          30 - 53

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    54

Item 6. Exhibits and Reports on Form 8-K.                                     54

Signature                                                                     55

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 Philip Morris Companies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                  (Unaudited)

                                                    September 30,   December 31,
                                                         2000           1999
                                                    -------------   ------------

ASSETS
Consumer products
  Cash and cash equivalents                            $ 4,779        $ 5,100

  Receivables (less allowances of
    $145 and $164)                                       4,549          4,313

  Inventories:
    Leaf tobacco                                         3,732          4,294
    Other raw materials                                  1,693          1,794
    Finished product                                     2,675          2,940
                                                       -------        -------
                                                         8,100          9,028

  Other current assets                                   2,171          2,454
                                                       -------        -------

   Total current assets                                 19,599         20,895

  Property, plant and equipment, at cost                21,753         21,599
    Less accumulated depreciation                        9,501          9,328
                                                       -------        -------
                                                        12,252         12,271
  Goodwill and other intangible assets
    (less accumulated amortization of
     $6,142 and $5,840)                                 16,381         16,879

  Other assets                                           3,910          3,625
                                                       -------        -------

    Total consumer products assets                      52,142         53,670

Financial services
  Finance assets, net                                    7,972          7,527
  Other assets                                             165            184
                                                       -------        -------

    Total financial services assets                      8,137          7,711
                                                       -------        -------

      TOTAL ASSETS                                     $60,279        $61,381
                                                       =======        =======

            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                   September 30,   December 31,
                                                        2000           1999
                                                   -------------   ------------

LIABILITIES
Consumer products
  Short-term borrowings                               $    200       $    641
  Current portion of long-term debt                      1,741          1,601
  Accounts payable                                       2,703          3,351
  Accrued marketing                                      2,809          2,756
  Accrued taxes, except income taxes                     1,480          1,519
  Accrued settlement charges                             4,102          2,320
  Other accrued liabilities                              2,961          3,577
  Income taxes                                           1,318          1,124
  Dividends payable                                      1,192          1,128
                                                      --------       --------

    Total current liabilities                           18,506         18,017

  Long-term debt                                         9,327         11,280
  Deferred income taxes                                  1,423          1,214
  Accrued postretirement health care costs               2,697          2,606
  Other liabilities                                      6,375          6,853
                                                      --------       --------

    Total consumer products liabilities                 38,328         39,970

Financial services
  Short-term borrowings                                    795
  Long-term debt                                           890            946
  Deferred income taxes                                  4,666          4,466
  Other liabilities                                        698            694
                                                      --------       --------

    Total financial services liabilities                 7,049          6,106
                                                      --------       --------

    Total liabilities                                   45,377         46,076

Contingencies (Note 5)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                          935            935

  Earnings reinvested in the business                   32,617         29,556

  Accumulated other comprehensive losses (including
    currency translation of $2,945 and $2,056)          (2,997)        (2,108)
                                                      --------       --------
                                                        30,555         28,383
  Less cost of repurchased stock
      (575,507,791 and 467,441,576 shares)             (15,653)       (13,078)
                                                      --------       --------

    Total stockholders' equity                          14,902         15,305
                                                      --------       --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 60,279       $ 61,381
                                                      ========       ========

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------

                                                           2000           1999
                                                         -------        -------

Operating revenues                                       $60,942        $59,185

Cost of sales                                             22,091         22,198

Excise taxes on products                                  13,172         12,992
                                                         -------        -------

    Gross profit                                          25,679         23,995

Marketing, administration and research costs              14,043         13,307

Amortization of goodwill                                     442            434
                                                         -------        -------

    Operating income                                      11,194         10,254

Interest and other debt expense, net                         536            627
                                                         -------        -------

    Earnings before income taxes                          10,658          9,627

Provision for income taxes                                 4,159          3,809
                                                         -------        -------

    Net earnings                                         $ 6,499        $ 5,818
                                                         =======        =======

Per share data:

  Basic earnings per share                               $  2.86        $  2.42
                                                         =======        =======

  Diluted earnings per share                             $  2.85        $  2.41
                                                         =======        =======

  Dividends declared                                     $  1.49        $  1.36
                                                         =======        =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------

                                                          2000           1999
                                                        -------        -------

Operating revenues                                      $20,058        $19,878

Cost of sales                                             7,271          7,451

Excise taxes on products                                  4,301          4,386
                                                        -------        -------

    Gross profit                                          8,486          8,041

Marketing, administration and research costs              4,373          4,383

Amortization of goodwill                                    149            142
                                                        -------        -------

    Operating income                                      3,964          3,516

Interest and other debt expense, net                        158            199
                                                        -------        -------

    Earnings before income taxes                          3,806          3,317

Provision for income taxes                                1,487          1,316
                                                        -------        -------

    Net earnings                                        $ 2,319        $ 2,001
                                                        =======        =======

Per share data:

  Basic earnings per share                              $  1.04        $  0.84
                                                        =======        =======

  Diluted earnings per share                            $  1.03        $  0.84
                                                        =======        =======

  Dividends declared                                    $  0.53        $  0.48
                                                        =======        =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 1999 and
                    the Nine Months Ended September 30, 2000
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                         Accumulated Other
                                                                       Comprehensive Losses
                                                                 --------------------------------
                                                     Earnings                                                     Total
                                                     Reinvested  Currency                            Cost of      Stock-
                                           Common    in the      Translation                         Repurchased  holders'
                                           Stock     Business    Adjustments  Other       Total      Stock        Equity
                                           --------  ----------  -----------  ----------  --------   -----------  --------
Balances, January 1, 1999                  $    935   $ 26,261    $ (1,081)   $    (25)   $ (1,106)   $ (9,893)   $ 16,197

Comprehensive earnings:
 Net earnings                                            7,675                                                       7,675
 Other comprehensive losses,
   net of income taxes:
    Currency translation adjustments                                  (975)                   (975)                   (975)
    Additional minimum pension liability                                           (27)        (27)                    (27)
                                                                                                                  --------
 Total other comprehensive losses                                                                                   (1,002)
                                                                                                                  --------
Total comprehensive earnings                                                                                         6,673
                                                                                                                  --------

Exercise of stock options and
 issuance of other stock awards                             13                                             115         128
Cash dividends
 declared ($1.84 per share)                             (4,393)                                                     (4,393)
Stock repurchased                                                                                       (3,300)     (3,300)
                                           --------   --------    --------    --------    --------    --------    --------

Balances, December 31, 1999                     935     29,556      (2,056)        (52)     (2,108)    (13,078)     15,305


Comprehensive earnings:
 Net earnings                                            6,499                                                       6,499
 Other comprehensive losses,
   net of income taxes:
    Currency translation adjustments                                  (889)                   (889)                   (889)
                                                                                                                  --------
 Total other comprehensive losses                                                                                     (889)
                                                                                                                  --------
Total comprehensive earnings                                                                                         5,610
                                                                                                                  --------

Exercise of stock options and
 issuance of other stock awards                            (58)                                            146          88
Cash dividends
 declared ($1.49 per share)                             (3,380)                                                     (3,380)
Stock repurchased                                                                                       (2,721)     (2,721)
                                           --------   --------    --------    --------    --------    --------    --------

 Balances, September 30, 2000              $    935   $ 32,617    $ (2,945)   $    (52)   $ (2,997)   $(15,653)   $ 14,902
                                           ========   ========    ========    ========    ========    ========    ========

Total comprehensive earnings, which represents net earnings partially offset by currency translation adjustments, were $1,884 million and $1,855 million, respectively, for the quarters ended September 30, 2000 and 1999, and $5,069 million for the first nine months of 1999.

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                For the Nine Months Ended
                                                      September 30,
                                                -------------------------

                                                     2000       1999
                                                   -------    -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                   $ 6,377    $ 5,714
             - Financial services                      122        104
                                                   -------    -------

    Net earnings                                     6,499      5,818
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Depreciation and amortization                      1,279      1,254
  Deferred income tax provision (benefit)              530        (51)
  Gains on sales of businesses                        (174)       (20)
  Cash effects of changes, net of the effects
     from acquired and divested companies:
    Receivables, net                                  (425)      (280)
    Inventories                                        616        189
    Accounts payable                                  (565)      (943)
    Income taxes                                       246        332
    Accrued liabilities and other current assets     1,217      2,831
  Other                                               (345)       (74)
Financial services
  Deferred income tax provision                        200        151
  Other                                                 37         37
                                                   -------    -------

     Net cash provided by operating activities       9,115      9,244
                                                   -------    -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                              (1,118)    (1,151)
  Purchases of businesses, net of acquired cash       (391)      (434)
  Proceeds from sales of businesses                    302         48
  Other                                                 (4)      (240)
Financial services
  Investments in finance assets                       (581)      (490)
  Proceeds from finance assets                         106         54
                                                   -------    -------

     Net cash used in investing activities          (1,686)    (2,213)
                                                   -------    -------

            See notes to condensed consolidated financial statements.
                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                   For the Nine Months Ended
                                                         September 30,
                                                   -------------------------

                                                        2000       1999
                                                      -------    -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net (repayment) issuance of short-term borrowings   $  (470)   $    60
  Long-term debt proceeds                                  87      1,300
  Long-term debt repaid                                (1,679)    (1,384)

Financial services
  Net issuance of short-term borrowings                   795
  Long-term debt proceeds                                            500
  Long-term debt repaid                                             (200)

Repurchase of common stock                             (2,710)    (2,213)
Dividends paid                                         (3,316)    (3,195)
Issuance of common stock                                   37        108
Other                                                    (127)      (110)
                                                      -------    -------

  Net cash used in financing activities                (7,383)    (5,134)
                                                      -------    -------

Effect of exchange rate changes on cash and
  cash equivalents                                       (367)      (102)
                                                      -------    -------

Cash and cash equivalents:

  (Decrease) increase                                    (321)     1,795

  Balance at beginning of period                        5,100      4,081
                                                      -------    -------


  Balance at end of period                            $ 4,779    $ 5,876
                                                      =======    =======

            See notes to condensed consolidated financial statements.

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

Note 2. Acquisitions and Divestitures:

In June 2000, the Company entered into definitive agreements to acquire all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco") for $55 per share in cash. The transaction reflects an aggregate cost of approximately $19.2 billion, which includes the assumption of approximately $4.0 billion in net debt. The acquisition will be financed initially through a combination of available cash balances and short-term debt. The transaction, which has been approved by the shareholders of Nabisco Group Holdings and by the European Commission, remains under review by United States anti-trust authorities. The parties are working to close the transaction by year-end. The acquisition will be accounted for as a purchase.

Subsequent to the acquisition, the Company's wholly owned subsidiary, Kraft Foods, Inc. ("Kraft") plans to undertake an initial public offering ("IPO") of less than 20% of the combined food company. The IPO proceeds will be used to retire a portion of the debt incurred as a result of the acquisition of Nabisco.

During the first nine months of 2000, the Company sold several small international and domestic food businesses. The aggregate proceeds received in these transactions were $302 million and the Company recorded pre-tax gains of $174 million. In addition, in October 2000, Miller Brewing Company announced that it reached an agreement in principle with Molson Canada and with Foster's Brewing Group Limited to strengthen its commitment behind the Foster's brand in the United States, as well as an agreement in principle to sell its rights to Molson trademarks in the United States. The transactions are expected to close in the fourth quarter.

Note 3. Earnings Per Share:

Basic and diluted earnings per share ("EPS") were calculated using the following:

                                        For the Nine Months Ended
                                             September 30,
                                        -------------------------
                                             2000     1999
                                            ------   ------
                                             (in millions)

Net earnings                                $6,499   $5,818
                                            ======   ======

Weighted average shares for
  basic EPS                                  2,276    2,406

Plus incremental shares from conversions:
  Restricted stock and stock rights              3        1
  Stock options                                  5       10
                                            ------   ------

Weighted average shares for
  diluted EPS                                2,284    2,417
                                            ======   ======

                                        For the Three Months Ended
                                             September 30,
                                        --------------------------
                                             2000     1999
                                            ------   ------
                                             (in millions)

Net earnings                                $2,319   $2,001
                                            ======   ======

Weighted average shares for
  basic EPS                                  2,240    2,386

Plus incremental shares from conversions:
  Restricted stock and stock rights              4        2
  Stock options                                  9        8
                                            ------   ------

Weighted average shares for
  diluted EPS                                2,253    2,396
                                            ======   ======

Options on shares of common stock were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive, as follows:

                                               2000     1999
                                              ------   ------
                                               (in millions)
For the nine months ended September 30,         87       25
For the three months ended September 30,        69       58

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

Reportable segment data were as follows:

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                           2000          1999
                                                         --------      --------
Operating revenues:                                           (in millions)
   Domestic tobacco                                      $ 16,987      $ 14,352
   International tobacco                                   20,552        21,419
   North American food                                     13,534        13,193
   International food                                       6,115         6,601
   Beer                                                     3,449         3,361
   Financial services                                         305           259
                                                         --------      --------
        Total operating revenues                         $ 60,942      $ 59,185
                                                         ========      ========

Operating companies income:
   Domestic tobacco                                      $  3,849      $  3,436
   International tobacco                                    4,180         3,922
   North American food                                      2,690         2,404
   International food                                         951           785
   Beer                                                       491           454
   Financial services                                         193           168
                                                         --------      --------
        Total operating companies income                   12,354        11,169
   Amortization of goodwill                                  (442)         (434)
   General corporate expenses                                (626)         (386)
   Minority interest                                          (92)          (95)
                                                         --------      --------
        Total operating income                             11,194        10,254
   Interest and other debt expense, net                      (536)         (627)
                                                         --------      --------
        Total earnings before income taxes               $ 10,658      $  9,627
                                                         ========      ========

                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                           2000          1999
                                                         --------      --------
Operating revenues:                                           (in millions)
   Domestic tobacco                                      $  5,835      $  5,157
   International tobacco                                    6,753         7,153
   North American food                                      4,276         4,171
   International food                                       1,939         2,155
   Beer                                                     1,149         1,153
   Financial services                                         106            89
                                                         --------      --------
        Total operating revenues                         $ 20,058      $ 19,878
                                                         ========      ========

Operating companies income:
   Domestic tobacco                                      $  1,459      $  1,367
   International tobacco                                    1,439         1,239
   North American food                                        827           773
   International food                                         416           264
   Beer                                                       145           140
   Financial services                                          66            58
                                                         --------      --------
        Total operating companies income                    4,352         3,841
   Amortization of goodwill                                  (149)         (142)
   General corporate expenses                                (207)         (151)
   Minority interest                                          (32)          (32)
                                                         --------      --------
        Total operating income                              3,964         3,516
   Interest and other debt expense, net                      (158)         (199)
                                                         --------      --------
        Total earnings before income taxes               $  3,806      $  3,317
                                                         ========      ========

General corporate expenses of $626 million for the first nine months of 2000 and $207 million for the third quarter of 2000 increased $240 million (62.2%) and $56 million (37.1%), respectively, over the comparable periods of 1999. These increases were due primarily to increased spending for the Company's corporate image campaign.

During the third quarter of 2000, Kraft Foods International, Inc., Kraft's international food subsidiary, sold a French confectionery business for proceeds of $251 million and an estimated pre-tax gain of $139 million. This gain, which is subject to adjustment, is included in the operating results of the international food segment.

During the first quarter of 1999, Philip Morris Incorporated ("PM Inc."), the Company's domestic tobacco subsidiary, announced plans to phase out cigarette production capacity at its Louisville, Kentucky manufacturing plant by August 2000 (the "Louisville Closure"). The Louisville Closure, which occurred in stages, has been completed. As a result, PM Inc. recorded pre-tax charges for the first nine months and the third quarter of 1999 of $183 million and $8 million, respectively. These charges, which are in marketing, administration and research costs in the respective consolidated statements of earnings, included enhanced severance, pension and postretirement benefits for approximately 1,500 hourly and salaried employees. Severance benefits, which were either paid in a lump sum or as income protection payments over a period of time, commenced upon termination of employment. Payments of enhanced pension and postretirement benefits are being made over the remaining lives of the former employees in accordance with the terms of the related benefit plans. All operating costs of the manufacturing plant, including increased depreciation, were charged to expense as incurred during the closing period.

During the first quarter of 1999, Kraft announced that it was offering voluntary retirement incentive or separation programs to certain eligible hourly and salaried employees in the United States (the "Kraft Separation Programs"). Employees electing to terminate employment under the terms of the Kraft Separation Programs were entitled to enhanced retirement or severance benefits. Approximately 1,100 hourly and salaried employees accepted the benefits offered by these programs and elected to retire or terminate. As a result, Kraft recorded a pre-tax charge of $157 million for the first nine months of 1999. This charge was included in marketing, administration and research costs in the consolidated statement of earnings for the North American food segment. Payments of pension and postretirement benefits are made in accordance with the terms of the applicable benefit plans. Severance benefits, which are paid over a period of time, commenced upon dates of termination that ranged from April 1999 to March 2000. Salary and related benefit costs of employees prior to the retirement or termination date were expensed as incurred.

During the third quarter of 1999, a subsidiary of the Company announced the closure of a cigarette factory and the corresponding reduction of cigarette production capacity in Brazil. Prior to the factory closure, existing employees were offered voluntary dismissal benefits. These benefits were accepted by half of the approximately 1,000 employees at the facility. During the third quarter of 1999, the factory was closed and employment of the remaining employees was terminated. For the first nine months and third quarter of 1999, a pre-tax charge of $136 million was recorded in marketing, administration and research costs in the consolidated statement of earnings of the international tobacco segment to write down the tobacco machinery and equipment no longer in use and to recognize the cost of severance benefits. Payments of severance benefits to former employees were in accordance with the local Brazilian regulations.

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

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, including cases brought pursuant to a 1997 settlement agreement involving claims by flight attendants alleging injury from exposure to environmental tobacco smoke ("ETS") in aircraft cabins, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation, including suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking and suits by foreign governments seeking to recover damages for taxes lost as a result of the allegedly illegal importation of cigarettes into their jurisdictions. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. In July 2000, a jury in a Florida smoking and health class action returned a punitive damages award of approximately $74 billion against PM Inc. (See discussion of the Engle case below.) Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below.
Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery cases and certain other actions pending as of, November 1, 2000, and discusses certain developments in such cases since August 10, 2000.

As of November 1, 2000, there were approximately 1,500 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some cases, the Company, compared with approximately 400 such cases on November 1, 1999, and approximately 450 such cases on November 1, 1998. Approximately 1,200 of these cases are pending before a single West Virginia state court in a consolidated proceeding. Approximately 1,100 of the West Virginia cases were filed during the third quarter of 2000. An estimated 20 of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS. In addition, approximately 3,120 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. The deadline for class members to file such suits was September 7, 2000.

As of November 1, 2000, there were an estimated 37 smoking and health putative class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 50 such cases on November 1, 1999, and approximately 65 such cases on November 1, 1998. Some of these actions purport to constitute statewide class actions and were filed after May 1996 when the United States Court of Appeals for the Fifth Circuit, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

As of November 1, 2000, there were approximately 55 health care cost recovery actions pending in the United States (excluding the cases covered by the 1998 Master Settlement Agreement discussed below), compared with approximately 80 health care cost recovery cases pending on November 1, 1999, and 140 cases on November 1, 1998.

There are also a number of tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 68 smoking and health cases brought on behalf of individuals (Argentina (48), Australia (1), Brazil (9), Canada (1), Germany (3), Hong Kong (1), Ireland (1), Israel (1), Japan (1), the Philippines (1), and Poland (1)), compared with approximately 45 such cases on November 1, 1999. In addition, there are 8 smoking and health putative class actions pending outside the United States (Australia (1), Brazil (3), Canada (3), and Israel (1)), compared with nine on November 1, 1999. In addition, during the past two years, health care cost recovery actions have been brought in Israel, the Marshall Islands, British Columbia, Canada and France (by a local agency of the French social security health insurance system) and, in the United States, by Bolivia, Ecuador, Guatemala (dismissed, as discussed below), Honduras, Nicaragua (dismissed, as discussed below), Province of Ontario, Canada (dismissed, as discussed below), Panama, the Russian Federation, Thailand (voluntarily dismissed), Ukraine (dismissed, as discussed below), Venezuela, and the Brazilian States of Espirito Santo, Goias, Mato Grosso do Sul, Rio de Janeiro, Sao Paulo, and Tocantins.

Federal Government's Lawsuit

In September 1999, the U.S. government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer ("MSP") provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. The Company and PM Inc. moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government's MCRA and MSP claims, but permitted discovery to proceed on the government's claims for equitable relief under RICO. In October 2000, the government moved for reconsideration of the trial court's order to the extent that it dismissed the MCRA claims for health care costs paid pursuant to government health benefit programs other than Medicare and the Federal Employees Health Benefits Act. A hearing on the motion has not been scheduled. Trial is scheduled for July 2003, although trial dates are subject to change. The Company and PM Inc. believe that they have a number of valid defenses to the lawsuit and will continue to vigorously defend it.

Recent Industry Trial Results

There have been several jury verdicts in tobacco-related litigation during the past three years. In July, 2000, the jury in the Engle smoking and health class action in Florida, returned a verdict assessing punitive damages totaling approximately $145 billion against all defendants in the case, including approximately $74 billion against PM Inc. (see "Engle Trial," below, for a more detailed discussion of this verdict and certain other developments in this case).

In October 2000, a jury in Florida awarded the plaintiff in an individual smoking and health case $200,000 in compensatory damages and no punitive damages. Neither the Company nor its affiliates were parties to that action. In July 2000, a jury in Mississippi returned a verdict in favor of another cigarette manufacturer in an individual smoking and health case. In June 2000, a jury in New York returned a verdict in favor of all defendants including, PM Inc., in another individual smoking and health case. In March 2000, a jury in California awarded a former smoker with lung cancer $1.72 million in compensatory damages against PM Inc. and another cigarette manufacturer and $10 million in punitive damages against PM Inc. as well as an additional $10 million against the other defendant. The verdicts in all of these cases are being challenged in post trial motions or are on appeal.

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

Engle Trial

As discussed below, verdicts have been returned and judgment has been entered against PM Inc. and other cigarette manufacturers and defendants in the first two phases of this three-phase smoking and health class action trial in Florida. The class consists of all Florida residents and citizens, and their survivors, "who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine."

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

During phase two of the trial, the claims of three of the named plaintiffs were adjudicated in a consolidated trial before the same jury that returned the verdict in phase one. In April 2000, the jury determined liability against the defendants and awarded $12.7 million in compensatory damages to the three named plaintiffs.

In July 2000, the same jury returned a verdict assessing punitive damages on a lump sum basis for the entire class totaling approximately $145 billion against the various defendants in the case, including approximately $74 billion severally against PM Inc. PM Inc. believes that the punitive damages award was determined improperly and that it should ultimately be set aside on any one of numerous grounds. Included among these grounds are the following: under applicable law (i) defendants are entitled to have liability and damages for each plaintiff tried by the same jury, an impossibility due to the jury's dismissal; (ii) punitive damages cannot be assessed before the jury determines entitlement to and the amount of compensatory damages for all class members;
(iii) punitive damages must bear a reasonable relationship to compensatory damages, a determination that cannot be made before compensatory damages are assessed for all class members; and (iv) punitive damages can "punish" but cannot "destroy" the defendant. In March 2000, at the request of the Florida legislature, the Attorney General of Florida issued an advisory legal opinion stating that "Florida law is clear that compensatory damages must be determined prior to an award of punitive damages" in cases such as Engle. As noted above, compensatory damages for all but three members of the class members have not been determined.

Following the verdict in the second phase of the trial, the jury was dismissed, notwithstanding that liability and compensatory damages for all but three class members have not yet been determined. According to the trial plan, phase three of the trial will address other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

It is unclear how the trial plan will be further implemented. The trial plan provides that the punitive damages award should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last class member's case has withstood appeal, i.e., the punitive damages amount would be divided equally among those plaintiffs who, in addition to the successful phase two plaintiffs, are ultimately successful in phase three of the trial and in any appeal.

Following the jury's punitive damages verdict in July, the Engle trial judge scheduled a hearing on numerous pending phase one and two motions, including defendants' challenges of various rulings made by the judge and the jury's verdicts on compensatory and punitive damages. Prior to the commencement of the hearing, defendants removed the case to federal district court following the intervention application of a union health fund that raised federal issues in the case. Plaintiffs and the health fund filed motions to remand the case to state court, and on November 3, 2000, the federal district court remanded the case to state court on the grounds that the removal was premature.

The trial judge in the state court promptly denied the defendants' post trial motions and entered judgment on the compensatory and punitive damages awarded by the jury. PM Inc. and the Company believe that the entry of judgment at this time by the trial court is unconstitutional and violates Florida law. On November 7, 2000, PM Inc. filed an appeal with respect to the entry of judgment, class certification and numerous other reversible errors that have occurred during the trial. PM Inc. has also posted a $100 million dollar bond to stay execution of the judgment with respect to the $74 billion in punitive damages that has been awarded against it. The bond was posted pursuant to legislation that was enacted in Florida in May 2000 that limits the size of the bond that must be posted in order to stay execution of a judgment for punitive damages in a certified class action to no more than $100 million regardless of the amount of punitive damages ("bond cap legislation"). Plaintiffs have indicated that they believe the bond cap legislation is unconstitutional and it is possible that they may seek to challenge the $100 million bond. If the bond were found to be invalid, it would be commercially impossible for PM Inc. to post a bond in the full amount of the judgment and, absent appellate relief, PM Inc. would not be able to stay any attempted execution of the judgment in Florida. PM Inc. and the Company will take all appropriate steps to seek to prevent this worst case scenario from occurring and believe these efforts should be successful.

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

PM Inc. and the Company remain of the view that the Engle case should not have been certified as a class action. The certification is inconsistent with the overwhelming majority of federal and state court decisions that have held that mass smoking and health claims are inappropriate for class treatment. As indicated above, PM Inc. has filed an appeal challenging the class certification and the compensatory and punitive damage awards, as well as numerous other reversible errors that it believes occurred during the trial to date.

Pending and Upcoming Trials

A trial is underway in New York in an individual case which PM Inc. is a defendant. Jury selection in an asbestos contribution action, in which PM Inc. is a defendant, is scheduled to begin on November 27, 2000 in New York. Trial in a smoking and health class action, in which PM Inc. is a defendant, is scheduled to begin in December 2000 in West Virginia; plaintiffs in this action seek the creation of a medical monitoring fund for members of the purported class. As set forth in Exhibit 99.3, additional cases against PM Inc. and, in some cases, the Company as well, are scheduled for trial through the end of 2001, including four health care cost recovery actions; -two asbestos contribution cases; three purported smoking and health class actions; and approximately 46 other individual smoking and health cases, including a consolidated trial of individual smoking and health cases scheduled to begin in June 2001 in West Virginia. As of November 1, 2000, nine cases involving flight attendants' claims for damages from ETS were scheduled for trial between January and May 2001. Cases against other tobacco companies are also scheduled for trial through the end of 2001. Trial dates, however, are subject to change.

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

As set forth in Exhibit 99.2, the MSA has been initially approved by trial courts in all settling jurisdictions. If a jurisdiction does not obtain "final judicial approval" (i.e., trial court approval and expiration of the time for review or appeal of such approval) of the MSA by December 31, 2001, then, unless the settling defendants and the relevant jurisdiction agree otherwise, the agreement will be terminated with respect to such jurisdiction. As of November 1, 2000, the MSA has received final judicial approval in 50 jurisdictions.

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

In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of November 1, 2000, smoking and health putative class actions were pending in Alabama, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Utah and West Virginia, as well as in Australia, Brazil, Canada and Israel. Class certification has been denied or reversed by courts in 24 smoking and health class actions involving PM Inc. in Arkansas, California (2), the District of Columbia, Illinois, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, Texas, and Wisconsin, while classes remain certified in two cases in Florida and Louisiana, and a West Virginia court has recently certified a class in a smoking and health class action in which the plaintiffs are seeking the creation of a medical monitoring fund for members of the purported class. Some of the decisions denying the plaintiffs' motions for class certification are on appeal. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class. As mentioned in Overview of Tobacco-Related Litigation, above, one ETS smoking and health class action was settled in 1997.

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

Excluding the cases covered by the MSA, as of November 1, 2000, there were approximately 55 health care cost recovery cases pending in the United States against PM Inc. and, in some cases, the Company, of which approximately 20 were filed by union trust funds. As discussed above under "Federal Government's Lawsuit," the U.S. government filed a health care cost recovery action in September 1999 against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes. Health care cost recovery actions have also been brought in Israel, the Marshall Islands, British Columbia, Canada and France and, in the United States, by Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, Province of Ontario, Canada, Panama, Russian Federation, Thailand (voluntarily dismissed), Ukraine, Venezuela and the Brazilian States of Espirito Santo, Goias, Mato Grosso do Sul, Rio de Janeiro, Sao Paulo and Tocantins. The actions brought by Bolivia, Ecuador, Guatemala, Nicaragua, Ontario, Panama, Russian Federation, Ukraine, Venezuela and the Brazilian States of Goias, and Espirito Santo and Mato Grosso do Sol were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. As described below, the court has dismissed the claims of Guatemala, Nicaragua, the Province of Ontario and Ukraine. The court remanded the Venezuela, and Ecuador, Espirito Santo and Goias cases to state court in Florida.

Other entities have stated that they are considering filing health care cost recovery actions.

Seven federal Circuit Courts of Appeals, the Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh Circuits, relying primarily on grounds that plaintiffs' claims were too remote, have affirmed dismissals of, or reversed trial courts that had refused to dismiss, such actions. In addition, in January 2000, the United States Supreme Court refused to consider plaintiffs' appeals from the cases decided by the Court of Appeals for the Second, Third and Ninth Circuits.

Although there have been some decisions to the contrary, to date, most lower courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In December 1999, in the first ruling on a motion to dismiss a health care cost recovery case brought in the United States by a foreign governmental plaintiff, the federal district court for the District of Columbia dismissed a lawsuit filed by Guatemala, ruling that the claimed injuries were too remote. Subsequently, in March 2000, the court also dismissed the claims of Nicaragua and Ukraine. Guatemala, Nicaragua and Ukraine each have appealed these decisions to the United States Court of Appeals for the District of Columbia Circuit. In August 2000, the federal district court for the District of Columbia dismissed the claims of the Province of Ontario, and the Province has appealed. In March 1999, in the only union case to go to trial thus far, the jury returned a verdict in favor of defendants on all counts. Plaintiffs' motion for a new trial was denied. In December 1999, the federal district court in the District of Columbia denied defendants' motion to dismiss a suit filed by union and welfare funds seeking reimbursement of health care expenditures allegedly caused by tobacco products. Defendants are appealing this decision. In June 2000, the federal district court in Rhode Island dismissed a suit filed by a union, finding that the plaintiffs' claims are too remote to permit recovery.

                    Certain Other Tobacco-Related Litigation

Asbestos Contribution Cases: As of November 1, 2000, 13 suits had been filed by former asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. and others. Nine of these cases are pending. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars. Trials in two of these cases are scheduled to begin in New York in November 2000 and April 2001.

Lights/Ultra Lights Cases: As of November 1, 2000, there were eleven putative class actions pending against PM Inc. and the Company, in Arizona, Florida, Illinois, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania and Tennessee, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. These cases allege, in connection with the use of the term "Lights" and/or "Ultra Lights," among other things, deceptive and unfair trade practices and unjust enrichment, and seek injunctive and equitable relief, including restitution. Trial in one purported class action is scheduled for November 2001.

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

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM Inc. has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys' fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs' motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. Trial on the claims of ten plaintiffs which was set for trial in November 2000, has been continued without a new trial date being set, and the court is scheduled to hear PM Inc.'s motion for summary judgment on those claims in November 2000. The claims of remaining plaintiffs have been stayed pending disposition of the ten claims previously scheduled for trial.

Cases Under the California Business and Professions Code: In July 1998, two suits were filed in California courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated a California statute known as "Proposition 65" by not informing the public of the alleged risks of ETS to non-smokers. Plaintiffs also allege violations of California's Business and Professions Code regarding unfair and fraudulent business practices. Plaintiffs seek statutory penalties, injunctions barring the sale of cigarettes or requiring issuance of appropriate warnings, restitution, disgorgement of profits and other relief. Defendants' motion for summary judgment was granted in part, and plaintiffs' "Proposition 65" claims were dismissed. In August 2000, the parties to one of the cases entered into a settlement agreement, which was expressly conditioned upon a finding by the California Attorney General that the settlement is in the public interest. The Attorney General made that finding in October 2000. The parties to the remaining action entered into a separate settlement agreement in October 2000. The two settlement agreements, which together require PM Inc. to pay approximately $245,000 to the plaintiffs, collectively resolve all claims that were, or could have been, brought in these two actions. The court is scheduled to rule on November 20, 2000 on defendants' motion seeking approval of both settlements and entry of a final judgment in both cases.

Tobacco Price Cases: As of November 1, 2000, there were approximately 39 putative class actions against PM Inc. and other domestic tobacco manufacturers alleging that, through the MSA and other activities, the manufacturers conspired to fix cigarette prices in violation of antitrust laws. These cases are listed in Exhibit 99.1.

Tobacco Growers' Case: In February 2000, a lawsuit was filed on behalf of a purported class of tobacco growers and quota-holders. An amended complaint was filed in May 2000, and a second amended complaint was filed in August 2000. The second amended complaint alleges that cigarette manufacturers, including PM Inc., violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support system administered by the federal government. In October 2000, defendants filed motions to dismiss the second amended complaint and to transfer the case to federal court. In October, plaintiffs filed a motion for class certification.

Cigarette Importation Cases: As of November 3, 2000, Ecuador, the European Community, and various Departments of Colombia have filed suits in the United States against the Company and certain of its subsidiaries, including PM Inc. and PMI, and other cigarette manufacturers and their affiliates alleging that defendants illegally imported cigarettes into the plaintiff jurisdictions in an effort to evade taxes. The claims asserted in these cases include negligence, negligent misrepresentation, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive or equitable relief.

Consolidated Putative Punitive Damages Cases: As further described in Exhibit 99.1, in September 2000, a putative class action was filed in the federal district court in the Eastern District of New York which purports to consolidate punitive damages claims in ten tobacco-related actions currently pending in the federal district courts in the Eastern Districts of New York and Pennsylvania. The court hearing this case has indicated that, in its view, it appears likely that plaintiffs will be able to demonstrate a basis for the certification of an opt out compensatory damages class and a non-opt out punitive damages class.

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

Italian Tax Matters: One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of alleged unpaid taxes assessed to date is the Italian lira equivalent of $1.9 billion. In addition, the Italian lira equivalent of $2.8 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 174 of the assessments. The decisions to overturn 126 assessments have been appealed by the tax authorities to the regional appellate court in Milan. To date, the regional appellate court has rejected 41 of the appeals filed by the tax authorities. The tax authorities have appealed 31 of the 41 decisions of the regional appellate court to the Italian Supreme Court. The remaining 10 decisions are expected to be appealed as well. In a separate proceeding in Naples, in October 1997, a court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. Further investigation is being conducted following which a decision will be made as to whether there should be a trial on these charges. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                             ----------------------

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties. Unfavorable verdicts awarding compensatory and punitive damages have been returned in the Engle smoking and health class action trial and judgment has been entered against PM Inc. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Three individual smoking and health cases in which PM Inc. is a defendant have been decided unfavorably at the trial court level and are in the process of being appealed. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

Note 6. Recently Issued Accounting Pronouncements:

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date by the Company of January 1, 2000. During 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. Since the impact of SFAS No. 133 is dependent on future market rates and outstanding derivative positions at January 1, 2001, the Company cannot yet determine the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

During 2000, a number of accounting and financial reporting pronouncements relating to the recognition, measurement and classification of revenues, various sales incentives and shipping and handling costs were issued. These pronouncements will be effective for the fourth quarter of 2000. The Company has determined that adoption or subsequent application of these pronouncements will not have a material effect on its financial position or results of operations. Upon adoption, prior period amounts will be reclassified to conform with the new pronouncements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

For the Nine Months Ended September 30,

                                                          Operating Revenues
                                                     --------------------------
                                                            (in millions)
                                                       2000              1999
                                                     --------          --------
Domestic tobacco                                     $ 16,987          $ 14,352
International tobacco                                  20,552            21,419
North American food                                    13,534            13,193
International food                                      6,115             6,601
Beer                                                    3,449             3,361
Financial services                                        305               259
                                                     --------          --------
  Operating revenues                                 $ 60,942          $ 59,185
                                                     ========          ========

                                                           Operating Income
                                                     --------------------------
                                                            (in millions)
                                                       2000              1999
                                                     --------          --------
Domestic tobacco                                     $  3,849          $  3,436
International tobacco                                   4,180             3,922
North American food                                     2,690             2,404
International food                                        951               785
Beer                                                      491               454
Financial services                                        193               168
                                                     --------          --------
  Operating companies income                           12,354            11,169

Amortization of goodwill                                 (442)             (434)
General corporate expenses                               (626)             (386)
Minority interest                                         (92)              (95)
                                                     --------          --------
  Operating income                                   $ 11,194          $ 10,254
                                                     ========          ========

For the Three Months Ended September 30,
                                                         Operating Revenues
                                                     --------------------------
                                                            (in millions)
                                                       2000              1999
                                                     --------          --------
Domestic tobacco                                     $  5,835          $  5,157
International tobacco                                   6,753             7,153
North American food                                     4,276             4,171
International food                                      1,939             2,155
Beer                                                    1,149             1,153
Financial services                                        106                89
                                                     --------          --------
  Operating revenues                                 $ 20,058          $ 19,878
                                                     ========          ========

For the Three Months Ended September 30, (continued)
                                                          Operating  Income
                                                     --------------------------
                                                            (in millions)
                                                       2000              1999
                                                     --------          --------
Domestic tobacco                                     $  1,459          $  1,367
International tobacco                                   1,439             1,239
North American food                                       827               773
International food                                        416               264
Beer                                                      145               140
Financial services                                         66                58
                                                     --------          --------
  Operating companies income                            4,352             3,841

Amortization of goodwill                                 (149)             (142)
General corporate expenses                               (207)             (151)
Minority interest                                         (32)              (32)
                                                     --------          --------
  Operating income                                   $  3,964          $  3,516
                                                     ========          ========

Results of Operations for the Nine Months Ended September 30, 2000

Operating revenues for the first nine months of 2000 increased $1.8 billion (3.0%) over 1999, due primarily to an increase in revenues from the Company's domestic tobacco operations. Despite this increase, the operating revenue comparison for the first nine months was adversely affected by approximately $225 million of incremental sales made during the fourth quarter of 1999, as the Company's customers planned for potential business failures related to the Century Date Change ("CDC"). The incremental CDC sales would have normally been made during the first quarter of 2000. Including the incremental CDC revenues in the first quarter of 2000, and excluding the revenues of several international food businesses divested since the beginning of 1999, operating revenues for the first nine months of 2000 increased $2.1 billion (3.6%) over the first nine months of 1999.

Operating income for the first nine months of 2000 increased $940 million (9.2%) over the comparable 1999 period. The operating income comparison was affected by the following unusual items:

o Sale of French Confectionery Business - In August 2000, the Company sold a French confectionery business ("French Confectionery Sale") for proceeds of $251 million and an estimated pre-tax gain of $139 million. The pre-tax gain, which is subject to adjustment, is included in the international food segment's marketing, administration and research costs in the consolidated statements of earnings.

o Louisville Factory Closure - During the first quarter of 1999, Philip Morris Incorporated ("PM Inc.") announced plans to phase out cigarette production capacity at its Louisville, Kentucky manufacturing plant by August 2000 (the "Louisville Closure"). The closure of this facility, which occurred in stages, has been completed. In connection with the closure, PM Inc. recorded pre-tax charges for the first nine months of 1999 of $183 million. These charges, which are in the domestic tobacco segment's marketing, administration and research costs in the consolidated statements of earnings, included enhanced severance, pension and postretirement benefits for approximately 1,500 hourly and salaried employees. Severance benefits, which were either paid in a lump sum or as income protection payments over a period of time, commenced upon termination of employment. Payments of enhanced pension and postretirement benefits are being made over the remaining lives of the former employees in accordance with the terms of the related benefit plans. All operating costs of the manufacturing plant, including increased depreciation, were charged to expense as incurred during the closing period.

o Kraft Separation Programs - During the first quarter of 1999, Kraft Foods, Inc. ("Kraft") announced that it was offering voluntary retirement incentive or separation programs to certain eligible hourly and salaried employees in the United States (the "Kraft Separation Programs"). Employees electing to terminate employment under the terms of these programs were entitled to enhanced retirement or severance benefits. Approximately 1,100 hourly and salaried employees accepted the benefits offered by these programs and elected to retire or terminate. As a result, Kraft recorded a pre-tax charge of $157 million for the first nine months of 1999. This charge was included in marketing, administration and research costs in the consolidated statements of earnings for the North American food segment. Payments of pension and postretirement benefits are made in accordance with the terms of the applicable benefit plans. Severance benefits, which are paid over a period of time, commenced upon dates of termination that ranged from April 1999 to March 2000. Salary and related benefit costs of employees prior to the retirement or termination date were expensed as incurred.

o Brazil Factory Closure - During the third quarter of 1999, a subsidiary of the Company announced the closure of a cigarette factory and the corresponding reduction of cigarette production capacity in Brazil (the "Brazil Factory Closure"). Prior to the factory closure, existing employees were offered voluntary dismissal benefits. These benefits were accepted by half of the approximately 1,000 employees at the facility. During the third quarter of 1999, the factory was closed and employment of the remaining employees was terminated. For the first nine months of 1999, a pre-tax charge of $136 million was recorded in marketing, administration and research costs in the consolidated statements of earnings of the international tobacco segment to write down the tobacco machinery and equipment no longer in use and to recognize the cost of enhanced severance benefits. Payments of severance benefits to former employees were in accordance with the local Brazilian regulations.

The operating income comparison was adversely affected by approximately $100 million of operating income from the previously mentioned incremental CDC sales. Including the incremental CDC income and excluding the pre-tax gain on the French Confectionery Sale and the pre-tax charges for the Louisville Closure, the Kraft Separation Programs and the Brazil Factory Closure, as well as the results from operations divested since the beginning of 1999, operating income for the first nine months of 2000 increased $431 million (4.0%) over the first nine months of 1999, due primarily to higher operating results from all segments, partially offset by higher general corporate expenses. The $240 million increase in general corporate expenses over the first nine months of 1999 is due primarily to higher spending on the Company's corporate image campaign.

Operating companies income, which is defined as operating income before general corporate expenses, minority interest and amortization of goodwill, increased $1.2 billion (10.6%) over the first nine months of 1999, due primarily to higher operating results from all segments and the previously discussed 2000 pre-tax gain on the French Confectionery Sale, 1999 pre-tax charges for the Louisville Closure, the Kraft Separation Programs and the Brazil Factory Closure, partially offset by the incremental CDC income. Including the impact of the incremental CDC income and excluding the 2000 pre-tax gain and 1999 pre-tax charges, as well as the results from operations divested since the beginning of 1999, operating companies income increased $676 million (5.8%).

Currency movements have decreased operating revenues by $1.9 billion ($1.0 billion, after excluding the impact of currency movements on excise taxes), and operating companies income by $276 million from the first nine months of 1999. Declines in operating revenues and operating companies income arising from the strength of the U.S. dollar against the Euro and certain Central and Eastern European currencies have been partially offset by the weakness of the U.S. dollar against the Japanese yen. Although the Company cannot predict future movements in currency rates, strengthening of the dollar, primarily against the Euro, if sustained during the remainder of 2000, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 1999.

Interest and other debt expense, net, decreased $91 million (14.5%) in the first nine months of 2000 from the comparable 1999 period. This decrease was due primarily to lower average debt outstanding during the first nine months of 2000.

Diluted and basic EPS, which were $2.85 and $2.86, respectively, for the first nine months of 2000, increased by 18.3% and 18.2%, respectively, over the first nine months of 1999. Net earnings of $6.5 billion for the first nine months of 2000 increased $681 million (11.7%) over the comparable period of 1999. These results include the charges for the Louisville Closure, the Kraft Separation Programs and the Brazil Factory Closure, the gain on the French Confectionery Sale, and exclude the incremental CDC income. After adjusting for the effects of these unusual items, net earnings increased 6.0% to $6.5 billion, diluted EPS increased 12.3% to $2.84 and basic EPS increased 12.2% to $2.85.

Results of Operations for the Three Months Ended September 30, 2000

Operating revenues for the third quarter of 2000 increased $180 million (0.9%) over the comparable 1999 period, due primarily to an increase in revenues from the Company's domestic tobacco operations. Excluding the revenues of several international food businesses divested since the beginning of 1999, underlying operating revenues for the third quarter of 2000 increased $219 million (1.1%) over the third quarter of 1999.

Operating income for the third quarter of 2000 increased $448 million (12.7%) over the comparable 1999 period. Third quarter 2000 operating income includes a pre-tax gain of $139 million related to the French Confectionery Sale. Third quarter 1999 operating income includes pre-tax charges of $136 million related to the Brazil Factory Closure and $8 million related to the Louisville Closure. Excluding the pre-tax gain and pre-tax charges, as well as the results from operations divested since the beginning of 1999, operating income for 2000 increased $168 million (4.6%) from the third quarter of 1999 due primarily to higher operating results from all segments, partially offset by higher general corporate expenses. On a reported basis, operating companies income, which is defined as operating income before general corporate expenses, minority interest and amortization of goodwill, increased $511 million (13.3%) from the third quarter of 1999. Excluding the previously mentioned pre-tax gain and pre-tax charges, as well as the results of divested operations, operating companies income increased $231 million (5.8%) from the third quarter of 1999.

Currency movements have decreased operating revenues by $630 million ($335 million, after excluding the impact of currency movements on excise taxes), and operating companies income by $102 million from the third quarter of 1999. Declines in operating revenues and operating companies income arising from the strength of the U.S. dollar against the Euro and certain Central and Eastern European currencies have been partially offset by the weakness of the U.S. dollar against the Japanese yen. Although the Company cannot predict future movements in currency rates, strengthening of the dollar, primarily against the Euro, if sustained during the remainder of 2000, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 1999.

Interest and other debt expense, net, decreased $41 million (20.6%) in the third quarter of 2000 from the comparable 1999 period. This decrease was due primarily to lower average debt outstanding during the third quarter of 2000.

Diluted and basic EPS, which were $1.03 and $1.04, respectively, for the third quarter of 2000, increased by 22.6% and 23.8%, respectively, over the third quarter of 1999. Net earnings of $2.3 billion for the third quarter of 2000 increased $318 million (15.9%) over the comparable 1999 period. These results reflect the charges for the Brazil Factory Closure and Louisville Closure and the gain on the French Confectionery Sale. After adjusting for the effect of these unusual items, net earnings increased 6.8% to $2.2 billion, diluted EPS increased 13.8% to $0.99 and basic EPS increased 13.6% to $1.00.

Year 2000

To date, the Company and its subsidiaries have experienced no material disruptions to their business operations as a result of the CDC. External information technology specialists have stated that CDC-related miscalculations or systems failures could occur throughout the year 2000 and into 2001. The experience of the Company and its subsidiaries thus far suggests that no material disruptions to their business operations are likely to occur. However, the Company and its subsidiaries will continue to monitor the transition to year 2000 as part of their regular management processes and will respond promptly to any problems that occur.

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

These issues, some of which are more fully discussed below, include pending and threatened smoking and health litigation and recent jury verdicts against PM Inc., including the $74 billion punitive damages verdict in the Engle smoking and health class action case discussed in Note 5. Contingencies; the civil lawsuit filed by the U.S. federal government against various cigarette manufacturers and others as discussed in Note 5; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; an increase in diversion into the United States market of products intended for sale outside the United States; foreign and United States governmental investigations into illegal cigarette imports; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; actual and proposed legislation in Congress and the State of New York to require the establishment of fire-safety standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from anti-smoking groups and unfavorable press reports; and other tobacco legislation that may be considered by the Congress, the states and other jurisdictions inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $0.34 per pack of 20 cigarettes and is scheduled to increase to $0.39 per pack on January 1, 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.87 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels and in many jurisdictions outside the United States.

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

Food and Drug Administration ("FDA") Regulations: In August 1996, the FDA promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act ("FDCA"). The regulations, which included severe restrictions on the distribution, marketing and advertising of cigarettes, and would have required the industry to comply with a wide range of labeling, reporting, record-keeping, manufacturing and other requirements, were declared invalid by the United States Supreme Court in March 2000. The Company has stated that while it continues to oppose FDA regulation over cigarettes as "drugs" or "medical devices" under the provisions of FDCA, it would be prepared to support new legislation that would provide for reasonable regulation at the federal level of cigarettes as cigarettes. Currently, there are several bills pending in Congress that if enacted, would give the FDA authority to regulate tobacco products. The bills take a variety of approaches to the issue of the FDA's proposed regulation of tobacco products ranging from codification of the original FDA regulations under the "drug" and "medical device" provisions of the FDCA to the creation of provisions that would apply uniquely to tobacco products. All of the pending legislation could result in substantial Federal regulation of the design, manufacture and marketing of cigarettes. The ultimate outcome of the pending bills cannot be predicted.

Ingredient Disclosure Laws: The Commonwealth of Massachusetts has enacted legislation to require cigarette manufacturers to report yearly the flavorings and other ingredients used in each brand style of cigarettes sold in the Commonwealth, and on a qualified, by-brand basis to provide "nicotine-yield ratings" for their products based on standards established by the Commonwealth. Cigarette manufacturers sued to have the statute declared unconstitutional, arguing that it could result in the public disclosure of valuable proprietary information. In September 2000, the federal district court granted the plaintiffs' motion for summary judgment and permanently enjoined the defendants from requiring cigarette manufacturers to disclose brand specific information on ingredients in their products. Defendants have appealed the district court's ruling. The ultimate outcome of this lawsuit cannot be predicted. Similar legislation has been enacted or proposed in other states. Some jurisdictions outside the United States have also enacted or proposed some form of ingredient disclosure legislation or regulation.

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

In 1999, PM Inc. and PMI established Web sites that included, among other things, views of public authorities on smoking, disease causation in smokers and addiction. In October 2000, the sites were updated to reflect PM Inc.'s and PMI's agreement with the overwhelming medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The Web sites advise smokers and potential smokers to rely on the messages of public health authorities in making all smoking-related decisions. The sites further PM Inc.'s and PMI's efforts to implement the Company's commitment to take steps to ensure that there will be a single, consistent public health message on disease causation in smokers, and smoking and addiction.

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

In August 2000, New York State enacted legislation that requires the State's Office of Fire Prevention and Control to promulgate by January 1, 2003 fire-safety standards for cigarettes sold in New York. The legislation requires that cigarettes sold in New York stop burning within a time period to be specified by the standards or meet other performance standards set by the Office of Fire Prevention and Control. All cigarettes sold in New York will be required to meet the established standards within one hundred and eighty days after the standards are promulgated. It is not possible to predict the impact of this law on PM Inc. until the standards are issued. Similar legislation has been proposed in other states and localities and at the federal level.

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

Operating Results
                                      For the Nine Months Ended September 30,
                                  ----------------------------------------------
                                                                 Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                    2000         1999         2000         1999
                                  -------      -------      -------      -------
Domestic tobacco                  $16,987      $14,352      $ 3,849      $ 3,436
International tobacco              20,552       21,419        4,180        3,922
                                  -------      -------      -------      -------
  Total tobacco                   $37,539      $35,771      $ 8,029      $ 7,358
                                  =======      =======      =======      =======

Domestic tobacco. During the first nine months of 2000, PM Inc.'s operating revenues increased $2.6 billion (18.4%) over the comparable 1999 period, due primarily to higher pricing ($2.2 billion, including amounts related to the January 1, 2000 federal excise tax increase) and higher volume ($406 million).

Operating companies income for the first nine months of 2000 increased $413 million (12.0%) over the comparable 1999 period, due primarily to price increases, net of cost increases ($909 million), higher volume ($317 million) and the 1999 pre-tax charges for the Louisville Closure ($183 million), partially offset by higher marketing, administration and research costs ($976 million, primarily marketing). Excluding the impact of the 1999 pre-tax charges for the Louisville Closure, PM Inc.'s operating companies income of $3,849 million for the first nine months of 2000 increased by 6.4% over the $3,619 million earned during the comparable 1999 period.

Shipment volume for the domestic tobacco industry during the first nine months of 2000 increased to 317.0 billion units, a 0.7% increase over the first nine months of 1999. PM Inc.'s shipment volume for the first nine months of 2000 was
160.5 billion units, an increase of 3.0% over the comparable 1999 period. Shipment growth for the industry and PM Inc. during the first nine months of 2000 was largely driven by wholesalers' decisions to rebuild their inventory levels after the January 1, 2000 federal excise tax increase. In contrast, wholesalers decreased their inventory levels during 1999, as inventory held at the end of 1999 was subject to the federal excise tax increase through a "floor tax". PM Inc. estimates that after adjusting for this factor, industry shipment volume declined approximately 1.0% to 2.0% from the first nine months of 1999, while PM Inc.'s shipment volume was essentially flat.

For the first nine months of 2000, PM Inc.'s shipment market share was 50.6%, an increase of 1.1 share points over the comparable period of 1999. Marlboro shipment volume increased 5.6 billion units (4.9%) over the first nine months of 1999 to 119.6 billion units for a 37.7% share of the total industry, an increase of 1.5 share points over the comparable period of 1999. Contributing to this growth were introductory shipments of Marlboro Milds, which were launched nationally at retail in May.

Based on shipments, the premium segment accounted for approximately 73.6% of the domestic cigarette industry volume in the first nine months of 2000, an increase of 0.2 share points over the comparable period of 1999. In the premium segment, PM Inc.'s volume increased 3.2% during the first nine months of 2000, compared with a 1.0% increase for the industry, resulting in a premium segment share of 60.6%, an increase of 1.3 share points over the first nine months of 1999.

In the discount segment, PM Inc.'s shipments increased 1.4% to 19.1 billion units in the first nine months of 2000, compared with an industry decrease of 0.1%, resulting in a discount segment share of 22.8%, an increase of 0.3 share points from the comparable period of 1999. Basic shipment volume for the first nine months of 2000 was up 7.7% to 16.4 billion units, for a 19.6% share of the discount segment, an increase of 1.5 share points from the comparable 1999 period. Basic shipment volume was influenced by the timing of promotional shipments year-over-year.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail grew 0.5 share points to 50.6% for the first nine months of 2000. The first nine months of 2000 retail share for Marlboro rose 1.0 share points to 37.2%.

PM Inc. cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments may be materially adversely affected by price increases related to tobacco litigation settlements and, if enacted, by increased excise taxes or other tobacco legislation discussed under "Tobacco-- Business Environment" above.

In July 2000, PM Inc. announced a price increase of $3.00 per thousand cigarettes on its domestic premium and discount brands. This followed price increases of $6.50 per thousand in January 2000 and $9.00 per thousand in August 1999. Each $1.00 per thousand increase by PM Inc. equates to a $0.02 increase in the price to wholesalers of each pack of twenty cigarettes.

International tobacco. During the first nine months of 2000, international tobacco operating revenues, including excise taxes, decreased $867 million (4.0%) from the first nine months of 1999. Excluding excise taxes, operating revenues decreased $215 million (2.0%), due primarily to unfavorable currency movements ($534 million) and the previously discussed CDC revenues ($97 million), partially offset by price increases ($320 million) and favorable volume/mix ($67 million).

Operating companies income for the first nine months of 2000 increased $258 million (6.6%) over the comparable 1999 period, due primarily to price increases and favorable costs ($457 million) and the 1999 pre-tax charge for the Brazil Factory Closure ($136 million), partially offset by unfavorable currency movements ($234 million), the shift of CDC income ($59 million) to the fourth quarter of 1999 and unfavorable volume/mix ($73 million). Adjusting for the shift in CDC income and excluding the 1999 impact of the pre-tax charge for the Brazil Factory Closure, operating companies income of $4,239 million for the first nine months of 2000 increased 4.5% over $4,058 million for the comparable period of 1999.

PMI's volume for the first nine months of 2000 of 520.1 billion units decreased
4.5 billion units (0.8%) from the first nine months of 1999. Adjusting for the shift in CDC volume, (the basis of presentation for all following PMI volume disclosures), PMI's volume of 524.3 billion units for the first nine months of 2000 decreased 0.3 billion units from the comparable 1999 period, due primarily to lower volume in Central Europe, as well as by lower worldwide duty-free shipments, which were affected by the July 1999 cessation of intra-EU duty-free sales, partially offset by higher volume in Western and Eastern Europe, Asia and Japan. Volume advanced in a number of important markets, including Italy, France, Spain, the Benelux countries, Portugal, Greece, Russia, Ukraine, Kazakhstan, Saudi Arabia, Egypt, Japan, Indonesia, Thailand, Korea, Malaysia and Mexico. PMI recorded market share gains in many of its major markets. Volume and share in Germany was adversely affected by intense competition, the growth of trade brands and a reduction in the number of cigarettes per vending pack following a fourth quarter 1999 industry price increase. A lower total industry in Poland and trade purchasing patterns in the Czech Republic contributed to an overall volume decline in Central Europe. In Turkey, lower volume and share resulted from lower total industry volume following fourth quarter 1999 industry price increases. Volume was lower in Australia due to lower total industry volume and in Argentina due to the recessionary environment. International volume for Marlboro increased 0.7%, as higher volumes in Japan, Italy, France, Spain, Saudi Arabia, Russia, Ukraine, Thailand and Mexico were partially offset by lower volumes in Poland, Czech Republic and certain Eastern European markets and by lower worldwide duty-free shipments.

                                     For the Three Months Ended September 30,
                                  ----------------------------------------------
                                                                 Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                    2000         1999         2000         1999
                                  -------      -------      -------      -------
Domestic tobacco                  $ 5,835      $ 5,157      $ 1,459      $ 1,367
International tobacco               6,753        7,153        1,439        1,239
                                  -------      -------      -------      -------
  Total tobacco                   $12,588      $12,310      $ 2,898      $ 2,606
                                  =======      =======      =======      =======

Domestic tobacco. During the third quarter of 2000, PM Inc.'s operating revenues increased $678 million (13.1%) over the comparable 1999 period, due primarily to higher pricing ($739 million, including amounts related to the January 1, 2000 federal excise tax increase) partially offset by lower volume ($67 million).

Operating companies income for the third quarter of 2000 increased $92 million (6.7%) from the comparable 1999 period, due primarily to price increases, net of cost increases ($311 million), partially offset by lower volume ($52 million) and higher marketing, administration and research costs ($208 million, primarily marketing). Excluding the $8 million impact of the 1999 pre-tax charges for the Louisville Closure, PM Inc.'s operating companies income of $1,459 million for the third quarter of 2000 increased by 6.1% over the $1,375 million earned during the comparable 1999 period.

Shipment volume for the domestic tobacco industry during the third quarter of 2000 declined to 107.3 billion units, a 3.5% decrease from the third quarter of 1999. PM Inc.'s shipment volume for the third quarter of 2000 was 54.0 billion units, a decrease of 1.3% from the comparable 1999 period. The decline in the third quarter 2000 shipment volume for the industry and PM Inc. can primarily be attributed to one less shipping day in the quarter. PM Inc. estimates that after adjusting for this factor, industry shipment volume declined approximately 1.0% to 2.0% from the third quarter of 1999, while PM Inc.'s shipment volume was essentially flat.

For the third quarter of 2000, PM Inc.'s shipment market share was 50.4%, an increase of 1.1 share points over the comparable period of 1999. Marlboro shipment volume increased 634 million units (1.6%) over the third quarter of 1999 to 40.3 billion units for a 37.6% share of the total industry, an increase of 1.9 share points over the comparable period of 1999. Contributing to this increase were introductory shipments of Marlboro Milds, which were launched nationally at retail in May.

Based on shipments, the premium segment accounted for approximately 73.5% of domestic cigarette industry volume in the third quarter of 2000, an increase of
0.4 share points over the comparable period of 1999. In the premium segment, PM Inc.'s third-quarter volume decreased 0.6%, compared with a 3.0% decrease for the industry, resulting in a premium segment share of 60.4%, an increase of 1.4 share points from the third quarter of 1999.

In the discount segment, PM Inc.'s third quarter shipments decreased 5.9% to 6.4 billion units in 2000, compared with a 4.8% decrease in shipments for the industry, resulting in a discount segment share of 22.6%, a decrease of 0.3 share points from the comparable period of 1999. Basic third quarter shipment volume increased slightly to 5.7 billion units, for a 20.0% share of the discount segment, an increase of 1.0 share points from the comparable 1999 period. The increase in shipment volume and the growth in market share for Basic were each influenced by the timing of promotional shipments in the third quarters of 2000 and 1999.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail for the third quarter of 2000 was 50.2%, an increase of 0.3 share points over the third quarter of 1999. The third quarter 2000 retail share for Marlboro rose 0.9 share points over the comparable 1999 period to 36.8%.

PM Inc. cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments may be materially adversely affected by price increases related to tobacco litigation settlements and, if enacted, by increased excise taxes or other tobacco legislation discussed under "Tobacco--Business Environment" above.

International tobacco. During the third quarter of 2000, international tobacco operating revenues, including excise taxes, decreased $400 million (5.6%) from the third quarter of 1999. Excluding excise taxes, operating revenues decreased $70 million (1.9%) from the third quarter of 1999, due primarily to unfavorable currency movements ($174 million), partially offset by price increases ($55 million) and favorable volume/mix ($45 million).

Operating companies income for the third quarter of 2000 increased $200 million (16.1%) over the comparable 1999 period, due primarily to price increases and favorable costs ($108 million), the 1999 pre-tax charge for the Brazil Factory Closure ($136 million) and lower marketing, administration and research costs, partially offset by unfavorable currency movements ($87 million).

PMI's volume of 176.4 billion units for the third quarter of 2000 increased 1.5 billion units (0.8%) over the third quarter of 1999. Improving economies in Asia and Eastern Europe, primarily Russia, as well as volume and share growth in the important markets of Italy, France and Spain in Western Europe contributed to this growth. These volume gains were partially offset by lower volume in Germany, Poland, Japan and Australia, as well as by lower worldwide duty-free shipments. Volume advanced in a number of important markets including Italy, France, Spain, Portugal, Greece, Russia, Ukraine, Kazakhstan, Saudi Arabia, Egypt, Indonesia, Thailand, Korea, Malaysia and Mexico. PMI recorded market share gains in many of its major markets. Volume and share in Germany continued to be adversely affected by intense competition, the growth of trade brands and a reduction in the number of cigarettes per vending pack following a fourth quarter 1999 industry price increase as well as higher trade purchases in September 1999 in advance of the price increase. In Poland, lower volume was due to a lower total industry and trade purchasing patterns related to tax driven price increases. Volume was lower in Japan due solely to the timing of shipments. Volume was lower in Australia due to a lower total industry and in Argentina due to the recessionary environment. International volume for Marlboro grew 2.8%, driven by growth in Japan, Italy, France, Spain, Saudi Arabia, Russia, Ukraine, Thailand, Hong Kong and Mexico, partly offset by lower volume in Germany, Poland and certain Eastern European markets and by lower worldwide duty-free shipments.

Food

Business Environment

Kraft, the largest processor and marketer of retail packaged food in the United States, and its subsidiary, Kraft Foods International, Inc. ("KFI"), which markets coffee, confectionery and cheese and grocery products in Europe, Latin America and the Asia/Pacific region, are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade. To confront these challenges, Kraft and KFI continue to take steps to build the value of premium brands with new product and marketing initiatives, to improve their food business portfolios and to reduce costs.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, particularly in dairy, coffee bean and cocoa. Dairy commodity costs in the United States on average have been below the levels seen during the first nine months of 1999. Coffee and cocoa bean prices were also lower than the first nine months of 1999.

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

In June 2000, the Company entered into definitive agreements to acquire all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco") for $55 per share in cash. The transaction reflects an aggregate cost of approximately $19.2 billion, which includes the assumption of approximately $4.0 billion in net debt. The acquisition will be financed initially through a combination of available cash balances and short-term debt. The transaction, which has been approved by the shareholders of Nabisco Group Holdings and by the European Commission, remains under review by United States anti-trust authorities. The parties are working to close the transaction by year-end. The acquisition will be accounted for as a purchase.

Subsequent to the acquisition, Kraft plans to undertake an initial public offering ("IPO") of less than 20% of the combined food company. The IPO proceeds will be used to retire a portion of the debt incurred as a result of the acquisition of Nabisco.

During 2000 and 1999, KFI and Kraft sold several small international and domestic food businesses. The aggregate proceeds received in these transactions were $302 million in 2000 and $48 million in 1999. The Company recorded pre-tax gains of $174 million in 2000 and $20 million in 1999. The operating results of businesses divested were not material to consolidated operating results in any of the periods presented.

During the third quarter of 2000, Kraft recalled taco shells, supplied to Kraft under a manufacturing agreement with an unrelated food company, which were found to contain genetically modified corn not intended for human consumption. The costs related to the recall are not expected to be material to the operating results of the North American food segment or the Company. Kraft cannot predict the impact, if any, that negative publicity surrounding the recall will have on future sales of its Mexican dinner products.

Operating Results
                                     For the Nine Months Ended September 30,
                                  ----------------------------------------------
                                                                 Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                    2000         1999         2000         1999
                                  -------      -------      -------      -------
North American food               $13,534      $13,193      $ 2,690      $ 2,404
International food                  6,115        6,601          951          785
                                  -------      -------      -------      -------
Total food                        $19,649      $19,794      $ 3,641      $ 3,189
                                  =======      =======      =======      =======

North American food. During the first nine months of 2000, operating revenues increased $341 million (2.6%) from the first nine months of 1999, due primarily to higher volume ($228 million), higher pricing ($81 million) and the impact of acquisitions ($113 million), partially offset by the shift in CDC revenues ($69 million) and unfavorable product mix ($40 million).

Operating companies income for the first nine months of 2000 increased $286 million (11.9%) from the comparable period of 1999, primarily reflecting favorable margins ($355 million, driven by lower manufacturing and commodity-related costs), the 1999 pre-tax charge for the Kraft Separation Programs ($157 million), and higher volume ($156 million), partially offset by higher marketing, administration and research costs ($292 million, the majority of which related to higher marketing expenses), unfavorable product mix ($65 million) and the shift in CDC income ($26 million). Excluding the impact of the pre-tax charges for the Kraft Separation Programs and adjusting for the shift in CDC income, operating companies income of $2,716 million for the first nine months of 2000 increased 6.1% over $2,561 million in the first nine months of 1999.

Volume for the first nine months of 2000 increased over the comparable 1999 period. Volume gains were achieved by beverages, from the strength of ready-to-drink beverages; processed meats, from lunch combinations and the first-quarter acquisition of Boca Burger; pizza, from new product introductions; coffee, from the continued success of Starbucks grocery coffee; cheese, from natural and cream cheese products; and desserts and snacks, due to shelf-stable puddings, frozen toppings, confectionery and the first-quarter acquisition of Balance Bar. Offsetting these volume gains were volume declines in enhancers, due to barbecue sauces and seasoned coatings; meals, due to dinners, rice and ethnic foods; and cereals, due primarily to a decline in the ready-to-eat cereal category. In Canada, volume was up slightly due to gains in the retail grocery business, driven by new products, mostly offset by a planned discontinuation of low-margin foodservice products.

International food. Operating revenues for the first nine months of 2000 decreased $486 million (7.4%) from the first nine months of 1999, due primarily to unfavorable currency movements ($514 million), lower pricing ($31 million, due primarily to lower coffee prices) and the shift in CDC revenues ($28 million), partially offset by higher volume ($144 million).

Operating companies income for the first nine months of 2000 increased $166 million (21.1%) from the first nine months of 1999, due primarily to the gain on the French Confectionery Sale ($139 million), higher volume ($88 million) and favorable margins ($53 million, primarily related to lower commodity costs), partially offset by unfavorable currency ($46 million), higher marketing, administration and research costs ($43 million) and the shift in CDC income. Excluding the gain on the French Confectionery Sale, the operating results of the international food businesses divested since the beginning of 1999, and adjusting for the shift in CDC revenues and income, operating revenues of $6,009 million in the first nine months of 2000 decreased 5.1% from $6,330 million in 1999, and operating companies income of $793 million for the first nine months of 2000 increased 6.4% over $745 million for the comparable 1999 period.

Coffee volume for the first nine months of 2000 increased over the comparable period of 1999, with volume growth in Sweden, Austria, Italy, Switzerland, Poland, the Slovak Republic, Hungary, Lithuania and in the Away From Home business. In the Asia/Pacific region, volume grew in China. This volume growth was driven by new product launches and line extensions. In the roast and ground category, KFI brands experienced share gains in France, while soluble coffee brands gained share in the United Kingdom.

Confectionery volume for the first nine months of 2000 increased over the comparable period of 1999. The volume growth was driven primarily by increases in the Asia/Pacific region and most Western European markets. In China and Indonesia, higher chewy candy sales contributed to the volume growth. New product launches and line extensions also contributed to the confectionery volume growth.

Volume for the first nine months of 2000 also increased in the cheese and grocery business, driven by cream cheese in Italy and Iberia; lunch combinations in the United Kingdom; new product introductions for powdered soft drinks in the Czech Republic, Bulgaria and Thailand; and cheese and powdered soft drinks in the Philippines. Also contributing to the volume gain were higher grocery shipments to the Caribbean; increased cheese sales in Puerto Rico; and higher ready-to-drink beverage volume in Mexico. Partially offsetting these increases was lower powdered soft drink volume in Argentina, due to continued intense price competition with carbonated beverages.

                                     For the Three Months Ended September 30,
                                  ----------------------------------------------
                                                                 Operating
                                   Operating Revenues         Companies Income
                                  --------------------      --------------------
                                                   (in millions)
                                    2000         1999         2000         1999
                                  -------      -------      -------      -------
North American food                $4,276       $4,171       $  827       $  773
International food                  1,939        2,155          416          264
                                   ------       ------       ------       ------
Total food                         $6,215       $6,326       $1,243       $1,037
                                   ======       ======       ======       ======

North American food. During the third quarter of 2000, operating revenues increased $105 million (2.5%) over the third quarter of 1999, due primarily to higher volume ($45 million) and the impact of acquisitions ($46 million).

Operating companies income for the third quarter of 2000 increased $54 million (7.0%) over the third quarter of 1999, due primarily to favorable margins ($168 million, driven by lower manufacturing and commodity-related costs) and higher volume ($34 million), partially offset by higher marketing, administration and research costs ($112 million) and unfavorable mix ($28 million).

Volume for the third quarter of 2000 increased over the comparable 1999 period. Volume gains were achieved by beverages, led by the continued success of ready-to-drink beverages; frozen pizza, aided by new product introductions; coffee, driven by the continued success of Starbucks grocery coffee; desserts and snacks, led by growth in confectionery and shelf-stable puddings, and the first-quarter acquisition of Balance Bar; processed meats, due to hot dogs, luncheon meats and lunch combinations and the first-quarter acquisition of Boca Burger; cheese, with gains in natural and cream cheese; and enhancers, where gains in mayonnaise and pourable salad dressings were essentially offset by a decline in barbecue sauce. Offsetting these volume increases were volume declines in cereals, due primarily to a decline in the ready-to-eat cereal category; and meals, due mainly to lower shipments of dinners, stuffing mix and rice. In Canada, overall volume was up, driven by new product introductions in frozen pizza, refrigerated ready-to-eat desserts and ready-to-drink beverages.

International food. Operating revenues for the third quarter of 2000 decreased $216 million (10.0%) from the third quarter of 1999, due primarily to unfavorable currency movements ($171 million) and the impact of divestitures ($39 million).

Operating companies income for the third quarter of 2000 increased $152 million (57.6%) from the third quarter of 1999, due primarily to the gain on the French Confectionery Sale ($139 million), favorable margins, driven by lower commodity-related costs, and higher volume/mix. Excluding the gain on the French Confectionery Sale and the operating results of the international food businesses divested since the beginning of 1999, operating revenues of $1,906 million in the third quarter of 2000 decreased 8.5% from $2,083 million in 1999, and operating companies income of $265 million for the third quarter of 2000 increased 6.4% over $249 million for the comparable 1999 period.

KFI's third quarter 2000 coffee volume was below the comparable period of 1999, due to the timing of promotions and increased price competition in several Western European markets, primarily Germany. In Central and Eastern Europe, double-digit coffee volume growth was driven by Poland, the Slovak Republic, Lithuania, Ukraine and Turkey.

Confectionery volume for the third quarter of 2000 increased over the comparable period of 1999, with gains in all regions and double-digit growth in several developing markets. In Europe, volume increased in Germany, Iberia, Sweden, Denmark, Finland, Poland, the Czech and Slovak Republics, Hungary, Lithuania and Ukraine. In the Asia/Pacific region, double-digit volume growth was driven by the continued success of chewy candy in Indonesia and China. Share growth was registered for KFI's products in several markets, including pralines and countlines in Germany; chocolate tablets in France and Norway; and chocolate products in Sweden.

Volume for the third quarter of 2000 also increased in the cheese and grocery business. Cream cheese volume grew, due to gains in Italy, Spain, Germany, Australia, the Nordic region and in the Middle East and Africa region. Cream cheese share also increased in several markets, including Italy, the United Kingdom, Sweden and Japan. In powdered beverages, volume growth was driven by double-digit gains in Southeast Asia, the recent introduction of a powdered soft drink in the Czech Republic and Thailand and the launch of a new powdered soft drink flavor in Turkey. Lunch combinations continued to grow in Europe, due to a recently launched line extension in the United Kingdom. In salty snacks, double-digit volume gains were driven by growth in the Nordic region and the acquisition of a snacks company in Ukraine last year. In Latin America, higher volume for the third quarter of 2000 was driven by ready-to-drink and powdered beverages in Mexico, cheese in Puerto Rico and dinners and gelatin in the Caribbean.

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

Miller's license agreement for the rights to brew and sell Lowenbrau in the United States expired on September 30, 1999. The expiration of this agreement did not have a material impact on Miller's operating revenues or operating companies income for the first nine months and third quarter of 2000 and is not expected to have a material impact on future operating revenues and operating companies income.

During October 2000, Miller announced that it reached an agreement in principle with Molson Canada and with Foster's Brewing Group Limited to strengthen its commitment behind the Foster's brand in the United States, as well as an agreement in principle to sell its rights to Molson trademarks in the United States. The transactions are expected to close in the fourth quarter.

Operating Results

Nine Months Ended September 30

Miller's operating revenues for the first nine months of 2000 increased $88 million (2.6%) over the first nine months of 1999, due primarily to higher pricing ($158 million) and the previously mentioned acquired brands and contract manufacturing fees (aggregating $110 million), partially offset by lower volume ($180 million). Operating companies income for the first nine months of 2000 increased $37 million (8.1%) over the first nine months of 1999, due primarily to higher pricing ($127 million) and income from acquired brands and contract manufacturing, partially offset by lower volume ($106 million) and higher marketing, administration and research costs.

Miller's domestic shipment volume of 33.0 million barrels for the first nine months of 2000 decreased 2.0% from the comparable 1999 period, reflecting higher pricing and Miller's continuing efforts to reduce distributor inventories. Excluding discontinued brands, total domestic shipment volume was down 1.0%. Domestic shipments of premium/near premium brands were above the comparable 1999 period, due primarily to the shipments of acquired brands. Domestic shipments of below-premium products decreased on lower shipments across most brands. Wholesalers' sales to retailers in the first nine months of 2000 decreased 1.6% from the comparable 1999 period. Excluding the acquired brands, wholesalers' sales to retailers in the first nine months of 2000 decreased 3.5% from the first nine months of 1999, reflecting lower retail sales of Miller Genuine Draft, Milwaukee's Best, Molson and Red Dog, as well as the discontinuance of Lowenbrau, partially offset by increased sales of Miller Lite.

Three Months Ended September 30

Miller's operating revenues for the third quarter of 2000 decreased $4 million (0.3%) from the third quarter of 1999, due primarily to lower volume ($98 million), essentially offset by higher pricing ($91 million). Operating companies income for the third quarter of 2000 increased $5 million (3.6%) over the third quarter of 1999, due primarily to higher pricing essentially offset by lower volume.

Miller's domestic shipment volume of 10.9 million barrels for the third quarter of 2000 decreased 4.8% from the comparable 1999 period, reflecting higher pricing and Miller's continuing efforts to reduce distributor inventories. Excluding discontinued brands, total domestic shipment volume was down 4.0%. Domestic shipments of premium/near-premium products decreased from the prior year due mainly to Miller Genuine Draft, Miller High Life and Icehouse, while below-premium products decreased on lower shipments across most brands. Wholesalers' sales to retailers in the third quarter of

2000 decreased 6.3% from the comparable 1999 period, reflecting lower retail sales of Miller Genuine Draft, Milwaukee's Best, Miller Lite, Red Dog and Molson, as well as the discontinuance of Lowenbrau.

Financial Services

Philip Morris Capital Corporation's ("PMCC") financial services operating revenues and operating companies income for the first nine months of 2000 increased $46 million (17.8%) and $25 million (14.9%), respectively, over the comparable 1999 period. During the third quarter of 2000, operating revenues and operating companies income increased $17 million (19.1%) and $8 million (13.8%), respectively, over the third quarter of 1999. These increases were due primarily to new leasing and structured finance investments and gains realized on related portfolio management activities.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2000, net cash provided by operating activities was $9.1 billion compared with $9.2 billion in the comparable 1999 period.

Net Cash Used in Investing Activities

During the first nine months of 2000, net cash used in investing activities was $1.7 billion, down from $2.2 billion in 1999. The decrease primarily reflects the proceeds received from the French Confectionery Sale.

In June 2000, the Company announced that it entered into definitive agreements to acquire all of the outstanding shares of Nabisco. The pending transaction has an aggregate cost of approximately $19.2 billion, including the assumption of approximately $4.0 billion in net debt. The parties are working to close the transaction by year-end.

Net Cash Used in Financing Activities

During the first nine months of 2000, net cash of $7.4 billion was used in financing activities, as compared with $5.1 billion used in financing activities during the comparable 1999 period. This difference was primarily due to net debt repayments of $1.3 billion for the first nine months of 2000, compared with net proceeds from the issuance of debt ($276 million) in 1999. Higher stock repurchases and dividends paid during the first nine months of 2000 also contributed to the increase. The Company intends to finance the purchase price of the outstanding shares of Nabisco initially with available cash and short-term debt.

Debt and Liquidity

The Company's total debt (consumer products and financial services) was $13.0 billion and $14.5 billion at September 30, 2000 and December 31, 1999, respectively. Total consumer products debt was $11.3 billion and $13.5 billion at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000 and December 31, 1999, the Company's ratio of consumer products debt to total equity was 0.76 and 0.88, respectively. The ratio of total debt to total equity was 0.87 and 0.95 at September 30, 2000 and December 31, 1999, respectively.

The Company and its subsidiaries maintain credit facilities with a number of lending institutions, amounting to approximately $19.1 billion, including a $9.0 billion, 364-day revolving credit facility, entered into in October 2000, obtained in connection with the pending acquisition of Nabisco. These credit facilities also include a revolving bank credit agreement for $8.0 billion, which may be used to support commercial paper borrowings by the Company and which is available for acquisitions and other general corporate purposes. This revolving bank agreement expires in October 2002 and enables the Company to reclassify short-term debt on a long-term basis. The Company may continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

The Company's credit ratings by Moody's at September 30, 2000 and December 31, 1999 were "P-1" in the commercial paper market and "A2" for long-term debt obligations. The Company's credit ratings by Standard & Poor's ("S&P") at September 30, 2000 and December 31, 1999 were "A-1" in the commercial paper market and "A" for long-term debt obligations.

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

Equity and Dividends

During the first nine months of 2000 and 1999, the Company repurchased 113.3 million and 56.6 million shares, respectively, of its common stock at a cost of $2.7 billion and $2.2 billion, respectively. The repurchases were made under an existing $8 billion authority that expires in November 2001. At September 30, 2000, cumulative repurchases under the $8 billion authority totaled 217.7 million shares at an aggregate cost of $6.4 billion.

Dividends paid in the first nine months of 2000 and 1999 were $3.3 billion and $3.2 billion, respectively. During the third quarter of 2000, the Company's Board of Directors approved a 10.4% increase in the current quarterly dividend rate to $0.53 per share. As a result, the present annualized dividend rate is $2.12 per share.

Cash and Cash Equivalents

Cash and cash equivalents were $4.8 billion at September 30, 2000 and $5.1 billion at December 31, 1999.

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

Foreign exchange rates. The Company is exposed to foreign exchange movements, primarily in European, Japanese and other Asian and Latin American currencies. Consequently, it enters into various contracts, which change in value as foreign exchange rates fluctuate, to preserve the value of commitments and anticipated transactions. The Company uses foreign currency option and forward contracts to hedge certain anticipated foreign currency cash flows. The Company also enters into short-term foreign currency swap contracts, primarily to hedge intercompany transactions denominated in foreign currencies. At September 30, 2000 and December 31, 1999, the Company had option and forward foreign exchange contracts, principally for the Japanese yen, British pound, Swiss franc and the Euro, with aggregate notional amounts of $4.5 billion and $3.8 billion, respectively, for both the purchase and/or sale of foreign currencies.

The Company also seeks to protect its foreign currency net asset exposure, primarily the Swiss franc and the Euro, through the use of foreign-currency denominated debt or currency swap agreements. At

September 30, 2000 and December 31, 1999, the notional amounts of currency swap agreements aggregated $2.1 billion and $2.6 billion, respectively.

Commodities. The Company is exposed to price risk related to anticipated purchases of certain commodities used as raw materials by the Company's food businesses. Accordingly, the Company enters into commodity future, forward and option contracts to manage fluctuations in prices of anticipated purchases, primarily cheese, coffee, cocoa, milk, sugar, wheat and corn. At September 30, 2000 and December 31, 1999, the Company had net long commodity positions of $406 million and $163 million, respectively. Unrealized gains/losses on net commodity positions were immaterial at September 30, 2000 and December 31, 1999.

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

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at September 30, 2000 and December 31, 1999, or the Company's results of operations for the three and nine months ended September 30, 2000 or the year ended December 31, 1999.

New Accounting Standards

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date by the Company of January 1, 2000. During 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. Since the impact of SFAS No. 133 is dependent on future market rates and outstanding derivative positions at January 1, 2001, the Company cannot yet determine the impact that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

During 2000, a number of accounting and financial reporting pronouncements relating to the recognition, measurement and classification of revenues, various sales incentives and shipping and handling costs were issued. These pronouncements will be effective for the fourth quarter of 2000. The Company has determined that adoption or subsequent application of these pronouncements will not have a material effect on its financial position or results of operations. Upon adoption, prior period amounts will be reclassified to conform with the new pronouncements.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 5. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries. See also Exhibits 99.1, 99.2 and 99.3 to this report.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            12 Statement regarding computation of ratios of earnings to fixed charges.

            27    Financial Data Schedule.

            99.1  Certain Pending Litigation Matters and Recent Developments.

            99.2  Status of Master Settlement Agreement.

            99.3  Trial Schedule for Certain Cases.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

                  November 13, 2000