Form 10-K405
period 2000-12-31
PHILIP MORRIS COMPANIES INC
filed 2001-03-29
CIK 764180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                              -------------------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER 1-8940

                              -------------------

                          PHILIP MORRIS COMPANIES INC.
             (Exact name of registrant as specified in its charter)

                              -------------------

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

                              -------------------

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 917-663-5000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                            -------------------
      Common Stock, $0.33 1/3 par value                   New York Stock Exchange

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                              -----------------------

    The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on February 28, 2001, was approximately $106 billion. At such date, there were 2,206,007,834 shares of the registrant's Common Stock outstanding.

                              -----------------------

                        DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's annual report to shareholders for the year ended December 31, 2000, are incorporated in Part I, Part II and Part IV hereof and made a part hereof. The registrant's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 26, 2001, filed with the Securities and Exchange Commission on March 9, 2001, is incorporated in Part III hereof and made a part hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS

                                    GENERAL

    Philip Morris Companies Inc. is a holding company whose principal wholly-owned subsidiaries, Philip Morris Incorporated, Philip Morris International Inc., Kraft Foods Inc. and Miller Brewing Company, are engaged in the manufacture and sale of various consumer products. A wholly-owned subsidiary of the Company, Philip Morris Capital Corporation, engages in various leasing and investment activities. As used herein, unless the context indicates otherwise, the term "Company" means Philip Morris Companies Inc. and its subsidiaries. The Company is the largest consumer packaged goods company in the world.*

    Philip Morris Incorporated ("PM Inc."), which conducts business under the trade name "Philip Morris U.S.A.," is engaged in the manufacture and sale of cigarettes. PM Inc. is the largest cigarette company in the United States. Philip Morris International Inc. ("Philip Morris International" or "PMI") is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes) internationally. Marlboro, the principal cigarette brand of these companies, has been the world's largest-selling cigarette brand since 1972.

    Kraft Foods Inc. ("Kraft"), is the largest branded food and beverage company headquartered in the United States. A wide variety of snacks, beverages, cheese, packaged grocery products and convenient meals are manufactured and marketed in the United States, Canada and Mexico by Kraft's direct subsidiary, Kraft Foods North America, Inc. ("Kraft Foods North America"). Subsidiaries and affiliates of Kraft Foods International, Inc. ("Kraft Foods International"), an indirect subsidiary of Kraft, manufacture and market a wide variety of snacks, beverages, cheese, packaged grocery products and convenient meals in Europe, the Middle East and Africa, as well as the Latin America and Asia Pacific regions.

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

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company's significant industry segments are domestic tobacco, international tobacco, North American food, international food, beer and financial services. Operating revenues and operating companies income (together with a reconciliation to operating income) attributable to each such segment for each of the last three years (along with total assets for each of tobacco, food, beer and financial services at December 31, 2000, 1999 and 1998) are set forth in Note 11 to the Company's consolidated financial statements and are incorporated herein by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2000 (the "2000 Annual Report"). Effective in 2000, managerial responsibility for the Company's food operations in Mexico and Puerto Rico was transferred from the international food segment to the North American food segment. Accordingly, all prior period amounts have been reclassified to reflect the transfer.

---------
* References to the Company's competitive ranking in its various businesses are based on sales data or, in the case of cigarettes and beer, shipments, unless otherwise indicated.

    The relative percentages of operating companies income attributable to each segment were as follows:

                                                     2000      1999      1998
                                                     ----      ----      ----
Domestic tobacco...................................   33.0%     32.8%     13.1%
International tobacco..............................   32.1      33.5      44.4
North American food................................   21.9      21.5      27.6
International food.................................    7.4       7.2       9.3
Beer...............................................    4.0       3.5       4.0
Financial services.................................    1.6       1.5       1.6
                                                     -----     -----     -----
                                                     100.0%    100.0%    100.0%
                                                     -----     -----     -----
                                                     -----     -----     -----

    The above relative percentages were affected in 1998 by domestic tobacco litigation settlement charges of $3.4 billion, discussed below in Item 3. Legal Proceedings.

(c) NARRATIVE DESCRIPTION OF BUSINESS

                                TOBACCO PRODUCTS

    PM Inc. manufactures, markets and sells cigarettes in the United States and its territories, and exports tobacco products from the United States. Subsidiaries and affiliates of Philip Morris International and their licensees manufacture, market and sell tobacco products outside the United States.

Domestic Tobacco Products

    PM Inc. is the largest tobacco company in the United States, with total cigarette shipments in the United States of 211.9 billion units in 2000, an increase of 1.8% over 1999. PM Inc. accounted for 50.5% of the domestic cigarette industry's total shipments in 2000 (an increase of 0.9 share points over 1999). The domestic industry's cigarette shipments increased by 0.1% in 2000. PM Inc.'s and the industry's volume growth during 2000 was largely driven by wholesalers' decisions to rebuild their inventories after the January 1, 2000 federal excise tax increase. In contrast, wholesalers decreased their inventory levels during 1999 as inventory held at the end of 1999 was subject to the federal excise tax increase. PM Inc. estimates that after adjusting for this and other factors, domestic industry volume declined approximately 1.0% to 2.0% in 2000, while PM Inc.'s shipment volume was essentially flat. The following table sets forth the industry's cigarette shipments in the United States, PM Inc.'s shipments and its share of domestic industry shipments:

                YEARS ENDED                                                 PM INC.
                DECEMBER 31                   INDUSTRY*     PM INC.    SHARE OF INDUSTRY
                -----------                   ---------     -------    -----------------
                                             (IN BILLIONS OF UNITS)           (%)
                   2000.....................     419.8        211.9           50.5
                   1999.....................     419.3        208.2           49.6
                   1998.....................     460.8        227.6           49.4

---------

* Source: Management Science Associates.

    PM Inc.'s major premium brands are Marlboro, Virginia Slims, Parliament, Merit and Benson & Hedges. Its principal discount brands are Basic and Cambridge. All of its brands are marketed to take into account differing preferences of adult smokers. Marlboro is the largest-selling cigarette brand in the United States, with shipments of 158.2 billion units in 2000 (up 3.5% from 1999), equating to 37.7% of the domestic market (up 1.3 share points over 1999).

    In 2000 and 1999, the premium and discount segments accounted for approximately 73.5% and 26.5%, respectively, of domestic cigarette industry volume. PM Inc.'s share of the premium segment was 60.6% in 2000, an increase of
1.1 share points over 1999. Shipments of premium cigarettes accounted for 88.2% of PM Inc.'s 2000 volume, up from 88.0% in 1999. In 2000, industry shipments within the discount category declined 0.1% from 1999 levels; PM Inc.'s 2000 shipments within this category increased 0.2%, resulting in a share of 22.5% of the discount category (up 0.1 share points over 1999).

    PM Inc. cannot predict future change or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments may be materially adversely affected by price increases, including those related to tobacco litigation settlements and, if enacted, by increased excise taxes or other tobacco legislation discussed below.

    During 1999, PM Inc. announced plans to phase out cigarette production capacity at its Louisville, Kentucky manufacturing plant by August 2000. The closure of this facility was completed in 2000. PM Inc. recorded pre-tax charges of $183 million during 1999 in connection with these actions. These charges included enhanced severance, pension and postretirement benefits in accordance with the terms of the underlying plans, affecting approximately 1,500 hourly and salaried employees.

International Tobacco Products

    Philip Morris International's total cigarette shipments decreased 0.1% in 2000 to 671.2 billion units. Comparisons to 1999 reflect an estimated shift of
4.2 billion units into the fourth quarter of 1999 from the first quarter of 2000 as customers purchased additional product in anticipation of business disruptions due to the century date change. Excluding the estimated impact of this shift in volume, Philip Morris International's total cigarette shipments increased 1.1% over 1999. Philip Morris International estimates that its share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States and duty-free shipments) was 13.8% in 2000, up from 13.5% in 1999. Philip Morris International estimates that international cigarette market shipments were approximately 4.7 trillion units in 2000, down slightly from 1999. Philip Morris International's leading brands -- Marlboro, L&M, Philip Morris, Bond Street, Chesterfield, Parliament, Lark, Merit and Virginia Slims -- collectively accounted for approximately 10.6% of the international cigarette market, up from 10.2% in 1999. Shipments of Philip Morris International's principal brand, Marlboro, increased 1.7% in 2000, and represented more than 6% of the international cigarette market in 2000 and 1999.

    Philip Morris International has a cigarette market share of at least 15%, and in a number of instances substantially more than 15%, in more than 55 markets, including Argentina, Australia, Austria, Belgium, the Czech Republic, Finland, France, Germany, Greece, Hong Kong, Hungary, Israel, Italy, Japan, Mexico, the Netherlands, Poland, Portugal, Russia, Saudi Arabia, Singapore, Spain, Switzerland and Turkey.

    In 2000, Philip Morris International continued to invest in and expand its international manufacturing base. Philip Morris International increased its ownership interests in an affiliated company in Portugal and expanded facilities in Argentina, Australia, Germany, Kazakhstan, the Netherlands, Poland, Portugal, Romania, Russia and Switzerland.

    In 1999, Philip Morris International announced the closure of a cigarette factory and the corresponding reduction of cigarette production capacity in Brazil. Prior to the factory closure, existing employees were offered voluntary dismissal benefits. These benefits were accepted by one-half of the approximately 1,000 employees at the facility. During the third quarter of 1999, the factory was closed and the employment of the remaining employees was terminated, and a pre-tax charge of $136 million was recorded by Philip Morris International in connection with these actions.

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

    The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price reductions and other discounts. The tobacco products of the Company's subsidiaries, affiliates and their licensees are advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in many other countries. In addition, as discussed below under Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking -- State Settlement Agreements, PM Inc. and other domestic tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

    PM Inc. and Philip Morris International's subsidiaries and affiliates and their licensees purchase domestic burley and flue-cured leaf tobaccos of various grades and styles each year. In February 2000, in light of quota reductions in the federal quota and price-support program for tobacco farmers, PM Inc. began a pilot partnering program with a limited number of tobacco growers in order to ensure an adequate supply of burley tobacco. Under the terms of the program, PM Inc. agrees in advance to purchase certain amounts of burley tobacco directly from growers participating in the program. In February 2001, this program was expanded to include flue-cured tobacco. PM Inc. continues to purchase the balance of domestic tobacco requirements at auction. In addition, oriental tobacco and certain other tobaccos are purchased outside the United States. The tobacco is then graded, stemmed and redried prior to its storage for aging up to three years. Large quantities of leaf tobacco inventory are maintained to support cigarette manufacturing requirements. Tobacco is an agricultural commodity subject to United States government controls, including the tobacco-price support (subject to Congressional review) and production control programs administered by the United States Department of Agriculture (the "USDA"), either of which can substantially affect market prices. PM Inc. and Philip Morris International believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

    The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc., Philip Morris International and the Company.

    These issues, some of which are more fully discussed below, include pending and threatened smoking and health litigation and recent jury verdicts against PM Inc., including the $74 billion punitive damages verdict in the Engle smoking and health class action case discussed in Item 3. Legal Proceedings ("Item 3"); the civil lawsuit filed by the United States federal government against various cigarette manufacturers and others discussed in Item 3; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; an increase in diversion into the United States market of products intended for sale outside the United States; foreign and United States governmental investigations into illegal cigarette imports; governmental investigations; actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; actual and proposed legislation in Congress, the state of New York and other states to require the establishment of fire-safety standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from tobacco control advocates and unfavorable press reports; and other tobacco legislation that may be considered by Congress, the states and other jurisdictions inside and outside the United States.

    Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $0.34 per pack of 20 cigarettes and is scheduled to increase to $0.39 per pack on January 1, 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as

$1.87 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels and in many jurisdictions outside the United States.

    In the opinion of PM Inc. and PMI, increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and PMI, and might cause sales to shift from the premium segment to the discount segment.

    Federal Trade Commission ("FTC"): In September 1997, the FTC issued a request for public comment on its proposed revision of its "tar" and nicotine test methodology and reporting procedures established by a 1970 voluntary agreement among domestic cigarette manufacturers. In February 1998, PM Inc. and three other domestic cigarette manufacturers filed comments on the proposed revisions. In November 1998, the FTC wrote to the Department of Health and Human Services requesting its assistance in developing specific recommendations on the future of the FTC's program for testing the "tar," nicotine and carbon monoxide content of cigarettes. The Department has not yet published its recommendations.

    Food and Drug Administration ("FDA") Regulations: In August 1996, the FDA promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act ("FDCA"). The regulations, which included severe restrictions on the distribution, marketing and advertising of cigarettes, and would have required the industry to comply with a wide range of labeling, reporting, record-keeping, manufacturing and other requirements, were declared invalid by the United States Supreme Court in March 2000. The Company has stated that while it continues to oppose FDA regulation over cigarettes as "drugs" or "medical devices" under the provisions of FDCA, it would support new legislation that would provide for reasonable regulation by the FDA of cigarettes as cigarettes. Currently, there are several bills pending in Congress that, if enacted, would give the FDA authority to regulate tobacco products. The bills take a variety of approaches to the issue of the FDA's proposed regulation of tobacco products ranging from codification of the original FDA regulations under the "drug" and "medical device" provisions of the FDCA to the creation of provisions that would apply uniquely to tobacco products. All of the pending legislation could result in substantial federal regulation of the design, performance, manufacture and marketing of cigarettes. The ultimate outcome of the pending bills cannot be predicted.

    Ingredient Disclosure Laws: The Commonwealth of Massachusetts has enacted legislation to require cigarette manufacturers to report the flavorings and other ingredients used in each brand of cigarettes sold in the Commonwealth, and on a qualified, by-brand basis to provide "nicotine-yield ratings" for their products based on standards established by the Commonwealth. Cigarette manufacturers sued to have the statute declared unconstitutional, arguing that it could result in the public disclosure of valuable proprietary information. In September 2000, the district court granted the plaintiffs' motion for summary judgment and permanently enjoined the defendants from requiring cigarette manufacturers to disclose brand-specific information on ingredients in their products. Defendants have appealed the district court's ruling. The ultimate outcome of this lawsuit cannot be predicted. Similar legislation has been enacted or proposed in other states. Some jurisdictions outside the United States have also enacted or proposed ingredient disclosure legislation or regulation.

    Health Effects of Smoking and Exposure to ETS: Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking during adolescence.

    Studies with respect to the health risks of ETS to nonsmokers (including lung cancer, respiratory and coronary illnesses, and other conditions) have also received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. Since then, a number of government agencies around the world have concluded that ETS causes disease -- including lung cancer and heart disease -- in nonsmokers.

    In October 1997, at the request of the United States Senate Judiciary Committee, the Company provided the Committee with a document setting forth the Company's position on a number of issues. On the issues of the role played by cigarette smoking in the development of lung cancer and other diseases in smokers, and whether nicotine, as found in cigarette smoke, is addictive, the Company stated that it would, in order to ensure that there will be a single, consistent public health message on these issues, refrain from debating the issues other than as necessary to defend itself and its opinions in the courts and other forums in which it is required to do so. The Company also stated that in relation to these issues, and the health effects of exposure to ETS, the Company is prepared to defer to the judgment of public health authorities as to what health warning messages that will best serve the public interest.

    In 1999, PM Inc. and PMI established web sites that include, among other things, views of public health authorities on smoking, disease causation in smokers, addiction and ETS. In October 2000, the sites were updated to reflect PM Inc.'s and PMI's agreement with the overwhelming medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. Consistent with the Company's position set forth in its October 1997 submission to the United States Senate Judiciary Committee (discussed above), the web sites advise smokers and potential smokers to rely on the messages of public health authorities in making all smoking-related decisions. The sites further
PM Inc.'s and PMI's efforts to implement this position.

    The sites also state that PM Inc. and PMI recognize and accept that many people have health concerns regarding ETS. In addition, because of concerns relating to conditions such as asthma and respiratory infections, PM Inc. and PMI believe that particular care should be exercised where children are concerned, and that smokers who have children -- particularly young ones -- should seek to minimize their exposure to ETS.

    The World Health Organization's Framework Convention for Tobacco Control:
The World Health Organization has begun negotiations regarding a proposed Framework Convention for Tobacco Control. The proposed treaty would require signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package labeling requirements; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers. PM Inc. and PMI have stated that they would support a treaty that member states could consider for ratification, based on the following four principles: (1) smoking-related decisions should be made on the basis of a consistent public health message; (2) effective measures should be taken to prevent minors from smoking; (3) the right of adults to choose to smoke should be preserved; and (4) all manufacturers of tobacco products should compete on a level playing field. The outcome of the treaty negotiations cannot be predicted.

    Other Legislative Initiatives: In recent years, various members of Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities, further restrict the advertising of cigarettes, require additional warnings, including graphic warnings, on packages and in advertising, eliminate or reduce the tax deductibility of tobacco advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law, and allow state and local governments to restrict the sale and distribution of cigarettes. Legislative initiatives affecting the regulation of the tobacco industry have also been considered in a number of jurisdictions outside the United States. The European Union has issued a directive on tobacco product regulation that would, among other things, reduce maximum permitted levels of tar, nicotine and carbon monoxide yields, require manufacturers to disclose ingredients and toxicological data on ingredients, require health warnings to cover 30% of the front of a pack of cigarettes and 40% of the back, and prohibit the use on packaging of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others.

    In August 2000, New York State enacted legislation that requires the State's Office of Fire Prevention and Control to promulgate by January 1, 2003 fire-safety standards for cigarettes sold in New York. The legislation requires that cigarettes sold in New York stop burning within a time period to be specified by the standards or meet other performance standards set by the Office of Fire Prevention and Control. All cigarettes sold in New York will be required to meet the established standards within 180 days after the standards are promulgated. It is not possible to predict the impact of this law on PM Inc. until the standards are published. Similar legislation has been proposed in other states and localities and at the federal level.

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

    Governmental Investigations: PMI and its subsidiary, Philip Morris Duty Free Inc. have received subpoenas requesting documents in connection with an investigation by Canadian authorities into allegations of contraband shipments of cigarettes manufactured in Canada in the early 1990s. While the outcome of this investigation cannot be predicted, PMI and Philip Morris Duty Free Inc. believe they have acted lawfully.

    Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions, including the Engle class action case in Florida, in which PM Inc. is a defendant, and a civil health care cost recovery action filed by the United States Department of Justice in September 1999 against domestic tobacco manufacturers and others, including the Company and PM Inc. (See Item 3 for a discussion of such litigation.)

    State Settlement Agreements: As discussed in Item 3, during 1997 and 1998, PM Inc. and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry's conduct of its business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following: targeting youth; use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; and free sampling. In addition, the settlement agreements require companies to affirm corporate principles to reduce underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

                                 FOOD PRODUCTS

    Kraft Foods North America and Kraft Foods International have made a number of acquisitions and divestures during the past three years.

    On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco") for $55 per share in cash. During 2001, Nabisco's operations are being integrated with those of Kraft Foods North America and Kraft Foods International. The aggregate cost to purchase Nabisco's outstanding shares, retire employee stock options and other payments was approximately $15.2 billion. In addition, the acquisition included the assumption of approximately $4.0 billion of existing Nabisco debt. For a discussion of the Nabisco acquisition, see Note 3 to the Company's consolidated financial statements which is incorporated herein by reference to the 2000 Annual Report.

    By combining Nabisco's operations with the operations of Kraft Foods North America and Kraft Foods International, the Company currently expects to generate annual cost synergies in excess of $400 million in 2002, growing to more than $550 million in 2003. The Company's statement of earnings charges to obtain these synergies will consist principally of systems integration, employee training and benefit costs, and will aggregate approximately $300 million from 2001 to 2003. Consequently, the Company expects to achieve net cost synergies of approximately $100 million in 2001, $300 million in 2002 and $475 million in 2003. In addition, the Company expects to achieve increased operating companies income from revenue synergies of approximately $25 million in 2002, increasing to approximately $50 million in 2003.

    During the first quarter of 2000, Kraft Foods North America purchased the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, Kraft Foods North America also acquired Boca Burger, Inc., a privately-held manufacturer and marketer of soy-based meat alternatives. During 2000, Kraft Foods International sold a French confectionery business and Kraft Foods North America sold two small food businesses. During 1999, Kraft Foods International sold three international food businesses. During 1998, Kraft Foods International sold four international food businesses.

    The impact of these acquisitions and divestitures, excluding Nabisco, has not had a material effect on the Company's results of operations.

North America

    Kraft Foods North America's principal products are snacks, beverages, cheese, grocery and convenient meals which include:

           SNACKS: Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, Stella D'oro and SnackWell's cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Better Cheddars, Nabisco Honey Maid Grahams and Teddy Grahams crackers; Planters nuts and salty snacks; Life Savers, Creme Savers, Altoids and Gummi Savers sugar confectionery products; Terry's and Toblerone chocolate confectionery products; Handi-Snacks two-compartment snacks; Balance Bar nutrition and energy snacks; and Jell-O ready-to-eat refrigerated desserts.

           BEVERAGES: Maxwell House, General Foods International Coffees, Starbucks, Yuban and Gevalia coffees; Capri Sun, Tang and Crystal Light aseptic juice drinks; and Kool-Aid, Tang, Capri Sun, Crystal Light and Country Time powdered soft drinks.

           CHEESE: Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft and Velveeta process cheeses; Kraft grated cheeses; Cheez Whiz process cheese sauce; Easy Cheese aerosol cheese spread; and Knudsen and Breakstone's cottage cheese and sour cream.

           GROCERY: Jell-O dry packaged desserts; Cool Whip frozen whipped topping; Post ready-to-eat cereals; Cream of Wheat and Cream of Rice hot cereals; Kraft and Miracle Whip spoonable dressings; Kraft salad dressings; A-1 steak sauce; Kraft and Bull's-Eye barbecue sauces; Grey Poupon premium mustards; and Shake 'N Bake coatings.

           CONVENIENT MEALS: DiGiorno, Tombstone, Jack's, California Pizza Kitchen and Delissio frozen pizzas; Kraft macaroni & cheese dinners; Taco Bell and Stove Top Oven Classics meal kits; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; Boca Burger soy-based meat alternatives; Stove Top stuffing mix; and Minute rice.

International

    Kraft Foods International's principal products are snacks, beverages, cheese, grocery and convenient meals which include:

           SNACKS: Milka, Suchard, Cote d'Or, Marabou, Toblerone, Freia, Terry's, Daim, Figaro, Korona, Poiana, Prince Polo, Siesta, Lacta and Gallito chocolate confectionery products; Estrella, Maarud and Lyux salty snacks; Oreo, Chips Ahoy!, Ritz, Terrabusi, Canale, Club Social, Cerealitas, Trakinas and Lucky biscuits; and Sugus and Artic sugar confectionery products.

           BEVERAGES: Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand' Mere, Kenco, Saimaza, Maxwell House and Dadak coffees; Suchard Express, O'Boy, Milka and Kaba chocolate drinks; and Tang, Clight, Kool-Aid, Royal, Verao, Fresh, Frisco, Q-Refres-Ko and Ki-Suco powdered soft drinks.

           CHEESE: Philadelphia cream cheese; Kraft Sottilette, Dairylea and Eden process cheeses; El Caserio and Invernizzi cheeses; and Cheese Whiz process cheese sauce.

           GROCERY: Kraft pourable and spoonable salad dressings; Miracel Whip spoonable dressing; Royal dry packaged desserts and baking powder; Kraft and ETA peanut butter; and Vegemite yeast spread.

           CONVENIENT MEALS: Lunchables lunch combinations; Kraft and Miracoli pasta dinners and sauces; and Simmenthal meats in Italy.

Distribution, Competition and Raw Materials

    Kraft Foods North America's products are generally sold to supermarket chains, wholesalers, club stores, mass merchandisers, distributors, convenience stores, gasoline stations and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Most distribution in North America is in the form of warehouse delivery, but snacks and frozen pizza are distributed through two direct-store-delivery systems. Selling efforts are supported by national and regional advertising on television and radio and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. Subsidiaries and affiliates of Kraft Foods International sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.

    Kraft Foods North America, Kraft Foods International and their subsidiaries are subject to highly competitive conditions in all aspects of their business. Competitors include large national and international companies and numerous local and regional companies. Certain of their competitors may have different profit objectives and some international competitors may be less susceptible to currency exchange rates. In addition, certain of their international competitors benefit from government subsidies. Their food products also compete with generic products and private-label products of food retailers, wholesalers and cooperatives. Kraft Foods North America, Kraft Foods International and their subsidiaries compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

    Kraft Foods North America, Kraft Foods International and their subsidiaries are major purchasers of milk, cheese, nuts, green coffee beans, cocoa, corn products, wheat, rice, poultry, beef, vegetable oil, and sugar and other sweeteners. They also use significant quantities of glass, plastic and cardboard to package their products. They continuously monitor worldwide supply and cost trends of these commodities to enable them to take appropriate action to obtain ingredients and packaging needed for production.

    Kraft Foods North America, Kraft Foods International and their subsidiaries purchase a substantial portion of their milk requirements from independent agricultural cooperatives and individual producers, and a substantial portion of their cheese requirements from independent sources. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. During 2000, dairy commodity costs in the United States were below the levels seen in 1999.

    The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. Coffee bean prices during 2000 were lower than 1999.

    A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. Cocoa bean prices during 2000 were lower than 1999.

    The prices paid for raw materials and agricultural materials used in food products generally reflect external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of these factors, Kraft believes such raw materials to be in adequate supply and generally available from numerous sources. However, Kraft and its subsidiaries use hedging techniques to minimize the impact of price fluctuations in their principal raw materials. They do not fully hedge against changes in commodity prices and these strategies may not protect Kraft or its subsidiaries from sharp increases in specific raw material costs, which have been experienced in the past.

Regulation

    All of Kraft Foods North America's United States food products and packaging materials are subject to regulations administered by the FDA or, with respect to products containing meat and poultry, the USDA. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish safety standards for food processing, establish ingredients and manufacturing procedures for certain foods, establish standards of identity for certain foods, determine the safety of food additives and establish labeling standards and nutrition labeling requirements for food products.

    In addition, various states regulate the business of Kraft Foods North America's operating units by licensing dairy plants, enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labeling requirements on food products.

    Many of the food commodities on which Kraft Foods North America's United States businesses rely are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

    Almost all of the activities of the Company's food operations outside of the United States are subject to local and national regulations similar to those applicable to Kraft Foods North America's United States businesses and, in some cases, international regulatory provisions, such as those of the European Union relating to labeling, packaging, food content, pricing, marketing and advertising, and related areas.

    The European Union and certain individual countries require that food products containing genetically modified organisms or classes of ingredients derived from them be labeled accordingly. Other countries may adopt similar regulations. The FDA has concluded that there is no basis for similar mandatory labeling under current United States law.

                                      BEER

Products

    Miller's brands include Miller Lite, Miller Genuine Draft, Miller Genuine Draft Light, Icehouse, Foster's, the Miller High Life franchise, Leinenkugel's, Olde English 800 and Mickey's in the premium/near premium segment; Milwaukee's Best, Red Dog, Hamm's and Magnum in the below-premium segment; and Sharp's non-alcoholic brew. In December 2000, Miller sold its rights to Molson trademarks in the United States. During 1999, Miller purchased four trademarks from the Pabst Brewing Company ("Pabst") and the Stroh Brewery Company ("Stroh"). Miller began brewing and shipping the newly acquired brands, Henry Weinhard's, Olde English 800, Mickey's and Hamm's during the second quarter of 1999. Miller's license agreement for the rights to brew and sell Lowenbrau in the United States expired on September 30, 1999.

    Miller's total shipment volume (which excludes international shipments of Miller products by other brewers under license and contract-brewing arrangements) of 42.5 million barrels for 2000 decreased 3.7% from 1999. Export shipments decreased 0.4%, with a planned, corresponding increase in licensee volume. Domestic shipments of 41.6 million barrels decreased 3.8% from 1999 due to higher pricing, discontinued brands (primarily Molson and Lowenbrau) and Miller's continuing efforts to reduce distributor inventories. Miller's estimated market share of the United States malt beverage industry (based on shipments) was 20.7% in 2000, down from 21.6% in 1999. Wholesalers' sales of Miller's products to retailers in 2000 decreased 3.3% from 1999. Domestic shipments of premium/near premium-priced brands in 2000 increased 1.0 percentage point to 79.2% of total domestic shipments due primarily to the impact of the brands acquired during 1999.

    The following table sets forth, based on shipments (including imports and exports), the United States industry's sales of beer and brewed non-alcoholic beverages, as estimated by Miller; Miller's unit sales; and Miller's estimated share of industry sales:

YEARS ENDED                                                           MILLER'S
DECEMBER 31                                   INDUSTRY   MILLER   SHARE OF INDUSTRY
-----------                                   --------   ------   -----------------
                                                (IN THOUSANDS            (%)
                                                 OF BARRELS)
    2000....................................  205,628    42,532         20.7
    1999....................................  204,593    44,175         21.6
    1998....................................  201,717    42,674         21.2

    During 1999, Miller acquired a brewery in Tumwater, Washington as part of the purchase of brands from Pabst and Stroh. In addition, Miller recorded a pre-tax charge of $29 million to write down three other breweries to their estimated fair values. During 2000, one of the breweries was closed, while the remaining two breweries were sold.

Distribution, Competition and Raw Materials

    Beer is distributed primarily through independent wholesalers. The United States malt beverage industry is highly competitive, with the principal methods of competition being product quality, price, distribution, marketing and advertising. Miller engages in a wide variety of advertising and sales promotion activities. Barley malt, hops, corn syrup and water represent the principal ingredients used in manufacturing Miller's products, and are generally available in the market. The production process, which includes fermentation and aging periods, is conducted throughout the year. Containers (bottles, cans and kegs) for beer are purchased from various suppliers.

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

    Advertising of alcoholic beverages, including beer, has come under increased scrutiny by governmental agencies and others. In 1999, the Federal Trade Commission issued a report to Congress entitled Self-Regulation in the Alcohol
Industry: A Review of Industry Efforts to Avoid Promoting Alcohol to Underage Consumers. The report discusses the benefits of self-regulation in general, describes key provisions of the alcohol industry's voluntary advertising codes, considers those areas where self-regulation is successful and where it falls short, and recommends steps the industry could take to strengthen member compliance with the codes.

                               FINANCIAL SERVICES

    Philip Morris Capital Corporation ("PMCC") invests in leveraged and direct finance leases, other tax-oriented financing transactions and third-party financings. Total assets of PMCC were $8.4 billion at December 31, 2000, up from $7.7 billion at December 31, 1999, reflecting an increase in net finance assets.

                                 OTHER MATTERS

Customers

    None of the Company's business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the Company's results of operations.

Employees

    At December 31, 2000, the Company employed approximately 178,000 people worldwide.

Trademarks

    Trademarks are of material importance to all three of the Company's consumer products businesses and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

Environmental Regulation

    The Company and its subsidiaries are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund"), which imposes joint and several liability on each responsible party. In 2000, subsidiaries (or former subsidiaries) of the Company were involved in approximately 110 active matters subjecting them to potential remediation costs under Superfund or otherwise. The Company and its subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on the Company's results of operations, capital expenditures, financial position, earnings and competitive position.

Forward-Looking and Cautionary Statements

    The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders, including this Annual Report on Form 10-K. One can identify these forward-looking statements by use of words such as "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement. Any such statement is qualified by reference to the following cautionary statements.

    The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS; legislation, including actual and potential excise tax increases; increasing marketing and regulatory restrictions; governmental regulation; privately imposed smoking restrictions; governmental and grand jury investigations; litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the Company's understanding of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing; and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Each of the Company's consumer products subsidiaries is subject to intense competition, changes in consumer preferences, and local economic conditions. Their results are dependent upon their continued ability to promote brands successfully; to anticipate and respond to new consumer trends; to develop new products and markets; to broaden brand portfolios; to improve productivity; and to respond to changing prices for their raw materials. In addition, Philip Morris International, Kraft Foods International and Kraft Foods North America are subject to the effects of foreign economies and the related shifts in consumer preferences, and currency movements. Developments in any of these areas, which are more fully described elsewhere in Part I hereof and in the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 to 34 of the 2000 Annual Report, and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected. The Company cautions that the above list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    The amounts of operating revenues and long-lived assets attributable to each of the Company's geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 11 to the Company's consolidated financial statements, incorporated herein by reference to the 2000 Annual Report.

    Subsidiaries of the Company export tobacco and tobacco-related products, coffee products, grocery products, cheese, processed meats and beer. In 2000, the value of all exports from the United States by these subsidiaries amounted to approximately $4 billion.

ITEM 2. DESCRIPTION OF PROPERTY.

TOBACCO PRODUCTS

    PM Inc. owns and operates six tobacco manufacturing and processing facilities -- four in the Richmond, Virginia area, one in Louisville, Kentucky and one in Cabarrus County, North Carolina. Subsidiaries and affiliates of Philip Morris International own, lease or have an interest in 57 cigarette or component manufacturing facilities in 31 countries outside the United States, including cigarette manufacturing facilities in Bergen Op Zoom, the Netherlands and in Berlin, Germany.

FOOD PRODUCTS

    Kraft has 228 manufacturing and processing facilities, 81 of which are located in the United States. Outside the United States, Kraft has 147 manufacturing and processing facilities located in 46 countries. Kraft owns 213 and leases 15 of these facilities. In addition, Kraft has 550 distribution centers and depots, of which 179 are located outside the United States. Kraft owns 114 distribution centers and depots, with the remainder being leased.

    Kraft anticipates closing or selling a number of Nabisco facilities that do not align strategically with Kraft's business. In addition, the integration of Nabisco's operations may result in the closure or sale of a number of Kraft facilities.

BEER

    Miller owns and operates nine breweries, located in Milwaukee, Wisconsin
(2); Fort Worth, Texas; Eden, North Carolina; Albany, Georgia; Irwindale, California; Trenton, Ohio; Chippewa Falls, Wisconsin; and Tumwater, Washington. Miller also owns the Celis Brewery in Austin, Texas, where Miller ceased production of Celis brands as of December 31, 2000. Miller also owns a hops-processing facility in Wisconsin and owns or leases warehouses in several locations.

    During 1999, Miller recorded a pre-tax charge of $29 million to write-down the book value of three brewing facilities to their estimated fair values. During 2000, one of the facilities was closed while the remaining two facilities were sold.

GENERAL

    The plants and properties owned and operated by the Company's subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

ITEM 3. LEGAL PROCEEDINGS.

    Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against the Company, its subsidiaries and affiliates, including PM Inc., PMI and their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

                     OVERVIEW OF TOBACCO-RELATED LITIGATION

Types and Number of Cases

    Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking and suits by foreign governments seeking to recover damages for taxes lost as a result of the allegedly illegal importation of cigarettes into their jurisdictions. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. In July 2000, a jury in a Florida smoking and health class action returned a punitive damages award of approximately $74 billion against PM Inc. (See discussion of the Engle case below.) Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below.
Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery and certain other actions pending as of February 15, 2001, and discusses certain developments in such cases since November 1, 2000.

    As of February 15, 2001, there were approximately 1,500 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some instances, the Company, compared with approximately 380 such cases on December 31, 1999, and approximately 510 such cases on December 31, 1998. Approximately 1,200 of these cases are pending before a single West Virginia state court in a consolidated proceeding. An estimated 17 of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS. In addition, approximately 3,065 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

    As of February 15, 2001, there were an estimated 34 smoking and health putative class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 50 such cases on December 31, 1999, and approximately 60 such cases on December 31, 1998. Some of these actions purport to constitute statewide class actions and were filed after May 1996, when the United States Court of Appeals for the Fifth Circuit, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

    As of February 15, 2001, there were an estimated 53 health care cost recovery actions pending in the United States (excluding the cases covered by the 1998 Master Settlement Agreement discussed below), compared with approximately 60 such cases pending on December 31, 1999, and 140 such cases on December 31, 1998.

    There are also a number of tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 67 smoking and health cases brought on behalf of individuals (Argentina (47), Brazil (8), Canada (1), Germany (3), Hong Kong (1), Ireland
(1), Israel (1), Italy (2), Japan (1), the Philippines (1), and Spain (1)), compared with approximately 55 such cases on December 31, 1999 and 27 such cases on December 31, 1998. In addition, there are 11 smoking and health putative class actions pending outside the United States (Brazil (2), Canada (4), Israel
(2), and Spain (3)), compared with 10 such cases on December 31, 1999. In addition, health care cost recovery actions have been brought in Israel, the Marshall Islands, the Province of British Columbia, Canada and France (by a local agency of the French social security health insurance system) and, in the United States, by Bolivia, Ecuador, Guatemala (dismissed, as discussed below), Honduras, the Kyrgyz Republic, Nicaragua (dismissed, as discussed below), the Province of Ontario, Canada (dismissed, as discussed below), Panama, the Russian Federation, Tajikistan, Thailand (voluntarily dismissed), Ukraine (dismissed, as discussed below), Venezuela, and seven Brazilian states.

Federal Government's Lawsuit

    In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer ("MSP") provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. The Company and PM Inc. moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government's MCRA and MSP claims, but permitted discovery to proceed on the government's claims for equitable relief under RICO. In October 2000, the government moved for reconsideration of the trial court's order to the extent that it dismissed the MCRA claims for health care costs paid pursuant to government health benefit programs other than Medicare and the Federal Employees Health Benefits Act. The motion remains pending. In February 2001, the government filed an amended complaint attempting to replead the MSP claim. In February 2001, two Native American tribes moved to intervene and file a class action complaint on behalf of federally recognized Native American tribes seeking to recover costs spent on providing health care to tribal members. The motion remains pending. Trial is scheduled for July 2003, although trial dates are subject to change. The Company and PM Inc. believe that they have a number of valid defenses to the lawsuit and will continue to vigorously defend it.

Recent Industry Trial Results

    There have been several jury verdicts in tobacco-related litigation during the past two years. In July 2000, the jury in the Engle smoking and health class action in Florida returned a verdict assessing punitive damages totaling approximately $145 billion against all defendants in the case, including approximately $74 billion against PM Inc. (See "Engle Trial," below.)

    In March 2001, a Texas jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. In February 2001, a South Carolina jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer, and plaintiffs have appealed. In January 2001, a mistrial was declared in a case in New York in which an asbestos manufacturers' personal injury settlement trust sought contribution or reimbursement from cigarette manufacturers, including PM Inc., for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. In January 2001, a New York jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case.

    In October 2000, a Florida jury awarded plaintiff in an individual smoking and health case $200,000 in compensatory damages against another cigarette manufacturer. In December 2000, the trial court vacated the jury's verdict and granted defendant's motion for a new trial; plaintiff and defendant have appealed. In July 2000, a Mississippi jury returned a verdict in favor of defendant in an individual smoking and health case. Plaintiffs' post-trial motions challenging the verdict are currently pending. In June 2000, a New York jury returned a verdict in favor of all defendants, including PM Inc., in another individual smoking and health case, and plaintiffs have appealed the verdict. In March 2000, a California jury awarded a former smoker with lung cancer $1.72 million in compensatory damages against PM Inc. and another cigarette manufacturer, and $10 million in punitive damages against PM Inc. as well as an additional $10 million against the other defendant. PM Inc. is appealing the verdict and damages award.

    In July 1999, a Louisiana jury returned a verdict in favor of defendants in an individual smoking and health case against another cigarette manufacturer. In June 1999, a Mississippi jury returned a verdict in favor of defendants, including PM Inc., in an action brought on behalf of an individual who died allegedly as a result of exposure to ETS. In May 1999, a Missouri jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. Also in May 1999, a Tennessee jury returned a verdict in favor of defendants, including PM Inc., in two of three individual smoking and health cases consolidated for trial. In the third case (not involving PM Inc.), the jury found liability against defendants and apportioned fault equally between plaintiff and defendants. Under Tennessee's system of modified comparative fault, because the jury found plaintiff's fault equal to that of defendants', recovery was not permitted.

    In March 1999, an Oregon jury awarded the estate of a deceased smoker $800,000 in actual damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM Inc. In February 1999, a California jury awarded a former smoker $1.5 million in compensatory damages and $50 million in punitive damages against PM Inc. The punitive damages awards in the Oregon and

California actions have been reduced to $32 million and $25 million, respectively. PM Inc. is appealing the verdicts and the damages awards in these cases.

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

Engle Trial

    Verdicts have been returned and judgment has been entered against PM Inc. and other defendants in the first two phases of this three-phase smoking and health class action trial in Florida. The class consists of all Florida residents and citizens, and their survivors, "who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine."

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

    In July 2000, the same jury returned a verdict assessing punitive damages on a lump sum basis for the entire class totaling approximately $145 billion against the various defendants in the case, including approximately $74 billion severally against PM Inc. PM Inc. believes that the punitive damages award was determined improperly and that it should ultimately be set aside on any one of numerous grounds. Included among these grounds are the following: under applicable law, (i) defendants are entitled to have liability and damages for each plaintiff tried by the same jury, an impossibility due to the jury's dismissal; (ii) punitive damages cannot be assessed before the jury determines entitlement to, and the amount of, compensatory damages for all class members;
(iii) punitive damages must bear a reasonable relationship to compensatory damages, a determination that cannot be made before compensatory damages are assessed for all class members; and (iv) punitive damages can "punish" but cannot "destroy" the defendant. In March 2000, at the request of the Florida legislature, the Attorney General of Florida issued an advisory legal opinion stating that "Florida law is clear that compensatory damages must be determined prior to an award of punitive damages" in cases such as Engle. As noted above, compensatory damages for all but three members of the class have not been determined.

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

    Following the jury's punitive damages verdict in July 2000, defendants removed the case to federal district court following the intervention application of a union health fund that raised federal issues in the case. In November 2000, the federal district court remanded the case to state court on the grounds that the removal was premature.

    The trial judge in the state court, without a hearing, then immediately denied the defendants' post-trial motions and entered judgment on the compensatory and punitive damages awarded by the jury. PM Inc. and the Company believe that the entry of judgment by the trial court is unconstitutional and violates Florida law. PM Inc. has filed an appeal with respect to the entry of judgment, class certification and numerous other reversible errors that have occurred during the trial. PM Inc. has also posted a $100 million bond to stay execution of the judgment with respect to the $74 billion in punitive damages that has been awarded against it. The bond was posted pursuant to legislation that was enacted in Florida in May 2000 that limits the size of the bond that must be posted in order to stay execution of a judgment for punitive damages in a certified class action to no more than $100 million, regardless of the amount of punitive damages ("bond cap legislation"). Plaintiffs have indicated that they believe the bond cap legislation is unconstitutional and may seek to challenge the $100 million bond. If the bond were found to be invalid, it would be commercially impossible for PM Inc. to post a bond in the full amount of the judgment and, absent appellate relief, PM Inc. would not be able to stay any attempted execution of the judgment in Florida. PM Inc. and the Company will take all appropriate steps to seek to prevent this worst-case scenario from occurring and believe these efforts should be successful.

    In other developments, in August 1999, the trial judge denied a motion filed by PM Inc. and other defendants to disqualify the judge. The motion asserted, among other things, that the trial judge was required to disqualify himself because he is a former smoker who has a serious medical condition of a type that the plaintiffs claim, and the jury has found, is caused by smoking, making him financially interested in the result of the case and, under plaintiffs' theory of the case, a member of the plaintiff class. The Third District Court of Appeals denied defendants' petition to disqualify the trial judge. In January 2000, defendants filed a petition for a writ of certiorari to the United States Supreme Court requesting that it review the issue of the trial judge's disqualification, and in May 2000 the writ of certiorari was denied.

    PM Inc. and the Company remain of the view that the Engle case should not have been certified as a class action. The certification is inconsistent with the overwhelming majority of federal and state court decisions that have held that mass smoking and health claims are inappropriate for class treatment. As indicated above, PM Inc. has filed an appeal challenging the class certification and the compensatory and punitive damages awards, as well as numerous other reversible errors that it believes occurred during the trial to date.

Pending and Upcoming Trials

    On March 19, 2001, trial commenced in New York in a health care cost recovery action in which PM Inc. is a defendant, and trial commenced in Florida in an individual case brought by a flight attendant claiming damages from ETS in which PM Inc. is a defendant. Also, on March 19, 2001, trial commenced in California in an individual smoking and health case in which PM Inc. is a defendant. In early April, trial is scheduled to begin in New Jersey in another individual smoking and health case in which PM Inc. is a defendant.

    In January 2001, the court granted defendants' motion for a mistrial in a smoking and health class action in West Virginia in which PM Inc. is a defendant, and in which plaintiffs seek creation of a trust fund to pay the costs of monitoring the medical conditions of members of the purported class to detect possible smoking-related illnesses. In March 2001, the court denied the defendants' motion to decertify the class, and scheduled retrial of the case beginning in September 2001.

    As set forth in Exhibit 99.3 hereto, additional cases against PM Inc. and, in some instances, the Company, are scheduled for trial through the end of 2001, including two health care cost recovery actions; two asbestos contribution cases; two purported smoking and health class actions and a purported Lights/Ultra Lights class action (discussed below); and an estimated 12 individual smoking and health cases, including a consolidated trial of approximately 1,200 individual smoking and health cases scheduled to begin in June 2001 in West Virginia. In addition, to date, approximately 25 cases involving flight attendants' claims for damages from ETS are currently scheduled for trial during 2001. Cases against other tobacco companies are also scheduled for trial through the end of 2001. Trial dates, however, are subject to change.

Litigation Settlements

    In November 1998, PM Inc. and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM Inc. and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the "State Settlement Agreements") and an ETS smoking and health class action brought on behalf of airline flight attendants. The State Settlement Agreements and certain ancillary agreements are filed as exhibits to various of the Company's reports filed with the Securities and Exchange Commission, and such agreements and the ETS settlement are discussed in detail therein. As set forth in Exhibit 99.2, to date, the MSA has received final judicial approval in 51 of the 52 settling jurisdictions.

    The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and, thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as additional amounts as follows: 2001 through 2003, $250 million each year. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, PM Inc. records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

    The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions. See Item 1 (c). Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and
Smoking -- State Settlement Agreements.

    As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM Inc., and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (in 2001, $400 million; 2002 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer's relative market share. PM Inc. records its portion of these payments as part of cost of sales as product is shipped.

    The State Settlement Agreements have materially adversely affected the volumes of PM Inc. and the Company; the Company believes that they may materially adversely affect the business, volumes, results of operations, cash flows or financial position of PM Inc. and the Company in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements. Manufacturers representing almost all domestic shipments in 1998 have agreed to become subject to the terms of the MSA.

    Certain litigation, described in Exhibit 99.1, has arisen, challenging the validity of the MSA and alleging violations of the antitrust laws.

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

    In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of February 15, 2001, smoking and health putative class actions were pending in Alabama, California, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Pennsylvania, Tennessee, Texas, Utah and West Virginia, as well as in Australia, Brazil, Canada and Israel. Class certification has been denied or reversed by courts in 24 smoking and health class actions involving PM Inc. in Arkansas, California (1), the District of Columbia, Illinois, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin, while classes remain certified in the Engle case in Florida (discussed above), a medical monitoring case in Louisiana, a medical monitoring case in West Virginia (discussed above) and a case in California. Some of the decisions denying the plaintiffs' motions for class certification are on appeal. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class.

                      HEALTH CARE COST RECOVERY LITIGATION

    In certain of the pending proceedings, domestic and foreign governmental entities and non-governmental plaintiffs, including union health and welfare funds ("unions"), Native American tribes, insurers and self-insurers such as Blue Cross and Blue Shield Plans, hospitals, taxpayers and others, are seeking reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Certain of these cases purport to be brought on behalf of a class of plaintiffs. Other relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

    Excluding the cases covered by the MSA, as of February 15, 2000, there were an estimated 53 health care cost recovery cases pending in the United States against PM Inc. and, in some cases, the Company, of which approximately 20 were filed by union trust funds. As discussed above under "Federal Government's Lawsuit," in 1999, the United States government filed a health care cost recovery action against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes. Health care cost recovery actions have also been brought in Israel, the Marshall Islands, the Province of British Columbia, Canada and France and, in the United States, by Bolivia, Ecuador, Guatemala, Honduras, the Kyrgyz Republic, Nicaragua, the Province of Ontario, Canada, Panama, the Russian Federation, Tajikistan, Thailand (voluntarily dismissed), Ukraine, Venezuela and seven Brazilian states. The actions brought by Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Panama, the Russian Federation, Ukraine, Venezuela and five Brazilian states were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. As described below, the court has dismissed the claims of Guatemala, Nicaragua, the Province of Ontario and Ukraine. The court remanded cases of Venezuela, Ecuador and two Brazilian states to state court in Florida. Other entities have stated that they are considering filing health care cost recovery actions.

    Seven federal circuit courts of appeals, the Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh circuits, as well as the Tennessee intermediate appellate court, relying primarily on grounds that plaintiffs' claims were too remote, have affirmed dismissals of, or reversed trial courts that had refused to dismiss, such actions. In addition, in January 2000, the United States Supreme Court refused to consider plaintiffs' appeals from the cases decided by the courts of appeals for the Second, Third and Ninth Circuits.

    Although there have been some decisions to the contrary, to date, most lower courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In December 1999, in the first ruling on a motion to dismiss a health care cost recovery case brought in the United States by a foreign governmental plaintiff, the district court for the District of Columbia dismissed a lawsuit filed by Guatemala, ruling that the claimed injuries were too remote. Subsequently, in March 2000, the court also dismissed the claims of Nicaragua and Ukraine. Guatemala, Nicaragua and Ukraine each have appealed these decisions to the United States Court of Appeals for the District of Columbia Circuit. In August 2000, the federal district court for the District of Columbia dismissed the claims of the Province of Ontario, and the Province has appealed. In January 2001, the Superior Court of the District of Columbia dismissed a suit brought by Argentine health plans finding that plaintiff's claims were too remote to permit recovery. In March 1999, in the only union case to go to trial thus far, the jury returned a verdict in favor of defendants on all counts. In December 1999, the federal district court in the District of Columbia denied defendants' motion to dismiss a suit filed by union and welfare funds seeking reimbursement of health care expenditures allegedly caused by tobacco products. Defendants are appealing this decision.

                    CERTAIN OTHER TOBACCO-RELATED LITIGATION

    Asbestos Contribution Cases: As of February 15, 2001, an estimated 10 suits were pending on behalf of former asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. and others, and an additional eight such suits had been filed but not yet served. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars. In January 2001, a mistrial was declared in an asbestos contribution case in New York.

    Lights/Ultra Lights Cases: As of February 15, 2001, there were nine putative class actions pending against PM Inc. and the Company, in Arizona, Florida, Illinois, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania and Tennessee, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. These cases allege, in connection with the use of the term "Lights" and/or "Ultra Lights," among other things, deceptive and unfair trade practices and unjust enrichment, and seek injunctive and equitable relief, including restitution. In February 2001, an Illinois state court granted plaintiff's motion for class certification, and trial in this case is scheduled for November 2001.

    Retail Leaders Case: Three domestic tobacco manufacturers have filed suit against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleges that this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes unlawful monopolization. In addition to an injunction, plaintiffs seek unspecified treble damages, attorneys' fees, costs and interest. In June 1999, the court issued a preliminary injunction enjoining PM Inc. from prohibiting retail outlets that participate in the program at one of the levels from installing competitive permanent signage in any section of the "industry fixture" that displays or holds packages of cigarettes manufactured by a firm other than PM Inc., or requiring those outlets to allocate a percentage of cigarette-related permanent signage to PM Inc. greater than PM Inc.'s market share. The court also enjoined PM Inc. from prohibiting retailers participating in the program from advertising or conducting promotional programs of cigarette manufacturers other than PM Inc. The preliminary injunction does not affect any other aspect of the Retail Leaders program. In February 2001, one plaintiff moved for an order to show cause why PM Inc. should not be held in contempt of court for allegedly violating the provision of the court's preliminary injunction enjoining PM Inc. from precluding retailers from advertising or conducting promotional programs for competitors.

    Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM Inc. has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys' fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs' motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. Trial on the claims of ten plaintiffs, which was set for November 2000, has been continued without a new trial date being set, and the court heard PM Inc.'s motion for summary judgment on those claims in November 2000. The claims of remaining plaintiffs have been stayed pending disposition of the ten claims previously scheduled for trial.

    Cases Under the California Business and Professions Code: In July 1998, two suits were filed in California courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated a California statute known as "Proposition 65" by not informing the public of the alleged risks of ETS to non-smokers. Plaintiffs also alleged violations of California's Business and Professions Code regarding unfair and fraudulent business practices. Plaintiffs sought statutory penalties, injunctions barring the sale of cigarettes or requiring issuance of appropriate warnings, restitution, disgorgement of profits and other relief. Defendants' motion for summary judgment was granted in part, and plaintiffs' "Proposition 65" claims were dismissed. In August 2000, the parties to one of the cases entered into a settlement agreement, which was expressly conditioned upon a finding by the California Attorney General that the settlement was in the public interest. The Attorney General made that finding in October 2000. The parties to the remaining action entered into a separate settlement agreement in October 2000. The two settlement agreements, which together require PM Inc. to pay approximately $245,000 to the plaintiffs as costs, collectively resolve all claims that were, or could have been, brought in these two actions. In November 2000, the court granted defendants' motion seeking approval of both settlements and entry of a final judgment in both cases.

    Tobacco Price Cases: As of February 15, 2001, there were 39 putative class actions pending against PM Inc. and other domestic tobacco manufacturers as well as, in certain instances, the Company and PMI alleging that the defendants conspired to fix cigarette prices in violation of antitrust laws. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products and the remaining 32 were filed in 15 states and the District of Columbia by retail purchasers of tobacco products. The seven federal class actions have been consolidated; in November 2000, the court hearing the consolidated cases granted in part and denied in part defendants' motion to dismiss and to strike portions of the consolidated complaint. The court has ordered the provisional certification of a class of plaintiffs who made direct purchases between February 1996 and February 2000. On March 12, defendants filed a motion to dismiss the fraudulent concealment allegations in the second amended complaint. The cases are listed in Exhibit 99.1.

    Tobacco Growers' Case: In February 2000, a suit was filed on behalf of a purported class of tobacco growers and quota-holders and amended complaints were filed in May 2000 and in August 2000. The second amended complaint alleges that cigarette manufacturers, including PM Inc., violated antitrust laws by bid-rigging and allocating purchases at tobacco auctions and by conspiring to undermine the tobacco quota and price-support system administered by the federal government. In October 2000, defendants filed motions to dismiss the amended complaint and to transfer the case, and plaintiffs filed a motion for class certification. In November 2000, the court granted defendants' motion to transfer the case to the United States District Court for the Middle District of North Carolina. In December 2000, plaintiffs served a motion for leave to file a third amended complaint to add tobacco leaf buyers as defendants. This motion was granted and the additional parties were served in February 2001.

    Cigarette Importation Cases: As of February 15, 2001, the European Community, various Departments of Colombia and Ecuador had filed suits in the United States against the Company and certain of its subsidiaries, including PM Inc. and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants illegally imported cigarettes into the plaintiff jurisdictions in an effort to evade taxes. The claims asserted in these cases include negligence, negligent misrepresentation, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive relief. Ecuador's lawsuit has not been served. In January 2001, the Company and certain subsidiaries moved to dismiss the complaints filed in the European Community and Colombia cases on the grounds of lack of standing, failure to join indispensable parties, and failure to state a claim for relief.

    Consolidated Putative Punitive Damages Cases: In September 2000, a putative class action was filed in the federal district court in the Eastern District of New York that purports to consolidate punitive damages claims in ten tobacco-related actions currently pending in the federal district court in the Eastern Districts of New York and Pennsylvania. In November 2000, the court hearing this case indicated that, in its view, it appears likely that plaintiffs will be able to demonstrate a basis for certification of an opt-out compensatory damages class and a non-opt-out punitive damages class. In December 2000, plaintiffs served a motion for leave to file an amended complaint and a motion for class certification. A hearing on plaintiffs' motion for class certification was held on March 15, 2001.

                             CERTAIN OTHER ACTIONS

    National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that Kraft, its subsidiaries and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted Kraft's motion for summary judgment. The plaintiffs' appeal is now pending before the Wisconsin Court of Appeals. Kraft's motions to dismiss were granted in the cases pending in Illinois state court and in the United States District Court for the Central District of California. Appellate courts have reversed and remanded both cases for further proceedings. No classes have been certified in any of the cases.

    Italian Tax Matters: One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of alleged unpaid taxes assessed to date is the Italian lira equivalent of $2.1 billion. In addition, the Italian lira equivalent of $3.1 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 184 of the assessments. The decisions to overturn 163 assessments have been appealed by the tax authorities to the regional appellate court in Milan. To date, the regional appellate court has rejected 51 of the appeals filed by the tax authorities. The tax authorities have appealed 31 of the 51 decisions of the regional appellate court to the Italian Supreme Court. The remaining 20 decisions are expected to be appealed as well. In a separate proceeding in October 1997, a Naples court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. In December 2000, the Milan prosecutor took certain procedural steps that may indicate his intention to recommend that charges be pursued against certain of these present and former officers and directors. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                              -------------------

    It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties. Unfavorable verdicts awarding compensatory and punitive damages have been returned in the Engle smoking and health class action trial, and judgment has been entered against PM Inc. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Three individual smoking and health cases in which PM Inc. is a defendant have been decided unfavorably at the trial court level and are in the process of being appealed. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

    Reference is made to Note 15 to the Company's consolidated financial statements which are incorporated herein by reference to the 2000 Annual Report for a description of certain pending legal proceedings. Reference is also made to Exhibit 99.1 to this Form 10-K for a list of pending smoking and health class actions, health care cost recovery actions, and certain other actions, and for a description of certain developments in such proceedings;
Exhibit 99.2 for the status of the MSA in each of the settling jurisdictions; and Exhibit 99.3 for a schedule of smoking and health class actions, health care cost recovery and certain other actions that are currently scheduled for trial through 2001. Copies of Note 15 and Exhibits 99.1, 99.2 and 99.3 are available upon written request to the Corporate Secretary, Philip Morris Companies Inc., 120 Park Avenue, New York, NY 10017.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE COMPANY

    The following are the executive officers of the Company as of February 28, 2001:

NAME                                                    OFFICE                           AGE
----                                                    ------                           ---
Geoffrey C. Bible.............  Chairman of the Board and Chief Executive Officer        63
John D. Bowlin................  President and Chief Executive Officer of Miller Brewing  50
                                Company
Bruce S. Brown................  Vice President, Taxes                                    61
Louis C. Camilleri............  Senior Vice President and Chief Financial Officer        46
Nancy J. De Lisi..............  Vice President and Treasurer                             50
Roger K. Deromedi.............  Director and Co-Chief Executive Officer of Kraft Foods   47
                                Inc.; and President and Chief Executive Officer of
                                Kraft Foods International Inc.
Betsy D. Holden...............  Director and Co-Chief Executive Officer of Kraft Foods   45
                                Inc.; and President and Chief Executive Officer of
                                Kraft Foods North America Inc.
John R. Nelson................  President and Chief Executive Officer of Philip Morris   48
                                International Inc.
G. Penn Holsenbeck............  Vice President, Associate General Counsel and Corporate  54
                                Secretary
George R. Lewis...............  President and Chief Executive Officer of Philip Morris   59
                                Capital Corporation
Steven C. Parrish.............  Senior Vice President, Corporate Affairs                 50
Timothy A. Sompolski..........  Senior Vice President, Human Resources and               48
                                Administration
Michael E. Szymanczyk.........  President and Chief Executive Officer of Philip Morris   52
                                Incorporated
Joseph A. Tiesi...............  Vice President and Controller                            42
Charles R. Wall...............  Senior Vice President and General Counsel                55
William H. Webb...............  Chief Operating Officer                                  61

    All of the above-mentioned officers have been employed by the Company in various capacities during the past five years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" on page 59 of the 2000 Annual Report and made a part hereof.

ITEM 6. SELECTED FINANCIAL DATA.

    The information called for by this Item is hereby incorporated by reference to the information with respect to 1996-2000 appearing under the caption "Selected Financial Data" on page 35 of the 2000 Annual Report and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 to 34 of the 2000 Annual Report and made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned "Market Risk" and "Value at Risk" on pages 32 to 33 of the 2000 Annual Report and made a part hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information called for by this Item is hereby incorporated by reference to the 2000 Annual Report as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 59 and in the Index to Consolidated Financial Statements and Schedules (see Item 14) and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by Items 10-13 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 26, 2001, filed with the Securities and Exchange Commission on March 9, 2001, and is made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Index to Consolidated Financial Statements and Schedules

                                                                        REFERENCE
                                                              -----------------------------
                                                                FORM 10-K         2000
                                                              ANNUAL REPORT   ANNUAL REPORT
                                                                  PAGE            PAGE
                                                                  ----            ----
Data incorporated by reference to the Company's 2000 Annual
  Report:

    Consolidated Balance Sheets at December 31, 2000 and
      1999..................................................     --               36-37

    Consolidated Statements of Earnings for the years ended
      December 31, 2000, 1999 and 1998......................     --                  38

    Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 2000, 1999 and 1998..........     --                  40

    Consolidated Statements of Cash Flows for the years
      ended December 31, 2000, 1999 and 1998................     --               38-39

    Notes to Consolidated Financial Statements..............     --               41-59

    Report of Independent Accountants.......................     --                  60

Data submitted herewith:

    Report of Independent Accountants.......................       S-1               --

    Financial Statement Schedule -- Valuation and Qualifying
      Accounts..............................................       S-2               --

    Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

    (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated November 22, 2000, covering Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) of Form 8-K and included the following: (1) unaudited pro forma condensed combined balance sheet of the Company and Nabisco Holdings Corp. at September 30, 2000 and unaudited pro forma condensed combined statements of earnings of the Company and Nabisco Holdings Corp. for the nine months ended September 30, 2000, and for the year ended December 31, 1999, all in connection with the Company's acquisition of Nabisco Holdings Corp. The Company filed a Current Report on Form 8-K dated December 11, 2000 covering Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) in connection with the completed acquisition of Nabisco Holdings Corp. Subsequent to the last quarter of the period for which this Report is filed, the Company filed (i) a Current Report on Form 8-K on January 31, 2001, relating to its 2000 financial statements; (ii) a Current Report on Form 8-K/A on February 22, 2001, which amends the Current Report on Form 8-K dated December 11, 2000; and (iii) a Current Report on Form 8-K covering Item 9 (Regulation FD disclosure) on
        March 16, 2001.

    (c) The following exhibits are filed as part of this Report (Exhibit Nos. 10.1-10.15 are management contracts, compensatory plans or arrangements):

  3.1    --  Restated Articles of Incorporation of the Company.(1)
  3.2    --  By-Laws, as amended, of the Company.
  4.1    --  Indenture dated as of August 1, 1990, between the Company and The Chase Manhattan Bank (formerly known as Chemical
             Bank), Trustee.(2)

  4.2    --  First Supplemental Indenture dated as of February 1, 1991, to Indenture dated as of August 1, 1990, between the
             Company and The Chase Manhattan Bank (formerly known as
             Chemical Bank) Trustee.(3)
  4.3    --  Second Supplemental Indenture dated as of January 21, 1992, to Indenture dated as of August 1, 1990, between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank)
             Trustee.(4)
  4.4    --  Indenture dated as of December 2, 1996, between the Company and The Chase Manhattan Bank, Trustee.(5)
  4.5    --  5-Year Revolving Credit Agreement dated as of October 14,
             1997, among the Company, and the Initial Lenders named
             therein and Citibank, N.A., and The Chase Manhattan Bank as
             Administrative Agents and Credit Suisse First Boston, as
             Syndication Agent, and Deutsche Bank AG, New York Branch, as
             Documentation Agent.(6)
 10.1    --  Financial Counseling Program.(7)
 10.2    --  Philip Morris Benefit Equalization Plan, as amended.(8)
 10.3    --  Form of Employee Grantor Trust Enrollment Agreement.(9)
 10.4    --  Automobile Policy.(7)
 10.5    --  Form of Employment Agreement between the Company and its executive officers.(10)
 10.6    --  Supplemental Management Employees' Retirement Plan of the
             Company, as amended.(7)
 10.7    --  The Philip Morris 1992 Incentive Compensation and Stock
             Option Plan.(7)
 10.8    --  1992 Compensation Plan for Non-Employee Directors, as
             amended.(11)
 10.9    --  Unit Plan for Incumbent Non-Employee Directors, effective
             January 1, 1996.(9)
 10.10    -- The Philip Morris 1987 Long Term Incentive Plan.(7)
 10.11    -- Form of Executive Master Trust between the Company, The
             Chase Manhattan Bank (formerly known as Chemical Bank) and
             Handy Associates.(10)
 10.12    -- 1997 Performance Incentive Plan.(12)
 10.13    -- Philip Morris Long-Term Disability Benefit Equalization
             Plan, as amended.(7)
 10.14    -- Philip Morris Survivor Income Benefit Equalization Plan, as
             amended.(7)
 10.15    -- Post-Retirement Consulting Agreement between the Company and
             Murray H. Bring.(20)
 10.16    -- 2000 Performance Incentive Plan.(21)
 10.17    -- 2000 Stock Compensation Plan for Non-Employee Directors.(21)
 10.18    -- Comprehensive Settlement Agreement and Release dated October
             17, 1997, related to settlement of Mississippi health care cost recovery action.(7)
 10.19    -- Settlement Agreement dated August 25, 1997, related to
             settlement of Florida health care cost recovery action.(13)
 10.20    -- Comprehensive Settlement Agreement and Release dated January
             16, 1998, related to settlement of Texas health care cost recovery action.(14)
 10.21    -- Settlement Agreement and Stipulation for Entry of Judgment,
             dated May 8, 1998, regarding the claims of the State of Minnesota.(15)
 10.22    -- Settlement Agreement and Release, dated May 8, 1998,
             regarding the claims of Blue Cross and Blue Shield of
             Minnesota.(15)
 10.23    -- Stipulation of Amendment to Settlement Agreement and For
             Entry of Agreed Order, dated July 2, 1998, regarding the
             settlement of the Mississippi health care cost recovery
             action.(16)
 10.24    -- Stipulation of Amendment to Settlement Agreement and For
             Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery
             action.(16)
 10.25    -- Stipulation of Amendment to Settlement Agreement and For
             Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery
             action.(17)
 10.26    -- Master Settlement Agreement relating to state health care cost recovery and other claims.(18)
 10.27    -- Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco Holdings Corp., Philip Morris Companies Inc.
             and Strike Acquisition Corp.(22)

 10.28    -- Voting and Indemnity Agreement dated as of June 25, 2000, between Nabisco Group Holdings Corp. and Philip Morris
             Companies Inc.(22)
 12      --  Statements re computation of ratios.(19)
 13      --  Pages 20-60 of the 2000 Annual Report, but only to the extent set forth in Items 1, 3, 5-7, 7A, 8 and 14 hereof.
             With the exception of the aforementioned information
             incorporated by reference in this Annual Report on
             Form 10-K, the 2000 Annual Report is not to be deemed
             "filed" as part of this Report.
 21      --  Subsidiaries of the Company.
 23      --  Consent of independent accountants.
 24      --  Powers of attorney.
 99.1    --  Certain Pending Litigation Matters and Recent Developments.
 99.2    --  Status of the Master Settlement Agreement.
 99.3    --  Trial Schedule.

---------

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

 (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8940).

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

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(18) Incorporated by reference to the Company's Current Report on Form 8-K dated November 25, 1998, as amended by Form 8/K-A dated December 24, 1998.

(19) Incorporated by reference to the Company's Current Report on Form 8-K dated January 26, 2000.

(20) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(21) Incorporated by reference to the Company's proxy statement dated March 10, 2000.

(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               PHILIP MORRIS COMPANIES INC.


                                          By:        /s/ GEOFFREY C. BIBLE
                                             -----------------------------------
                                                     (Geoffrey C. Bible,
                                                  Chairman of the Board and
Date: March 29, 2001                              Chief Executive Officer)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

                 SIGNATURE                                 TITLE                         DATE
                 ---------                                 -----                         ----



          /s/ GEOFFREY C. BIBLE             Director, Chairman of the Board         March 29, 2001
---------------------------------------     and Chief Executive Officer
           (Geoffrey C. Bible)


          /s/ LOUIS C. CAMILLERI            Senior Vice President and Chief         March 29, 2001
---------------------------------------       Financial Officer
           (Louis C. Camilleri)


           /s/ JOSEPH A. TIESI              Vice President and Controller           March 29, 2001
---------------------------------------
            (Joseph A. Tiesi)


*ELIZABETH E. BAILEY,
    HAROLD BROWN,
    JANE EVANS,
    J. DUDLEY FISHBURN,
    ROBERT E. R. HUNTLEY,
    BILLIE JEAN KING,
    JOHN D. NICHOLS,
    LUCIO A. NOTO,
    JOHN S. REED,
    CARLOS SLIM HELU,
    STEPHEN M. WOLF                         Directors


      *BY:   /s/ LOUIS C. CAMILLERI                                                 March 29, 2001
           ----------------------------
                 (Louis C. Camilleri
                  Attorney-in-fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
PHILIP MORRIS COMPANIES INC.:

    Our audits of the consolidated financial statements referred to in our report dated January 29, 2001 appearing in the 2000 Annual Report to Shareholders of Philip Morris Companies Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
January 29, 2001

                 PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN MILLIONS)

                 COL. A                     COL. B             COL. C              COL. D       COL. E
----------------------------------------  ----------   -----------------------   ----------   ----------
                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                      END
              DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
              -----------                 ---------     --------     --------    ----------   ---------
                                                                       (a)          (b)
2000:
CONSUMER PRODUCTS:
    Allowance for discounts.............     $  7         $815       $    --        $813         $  9
    Allowance for doubtful accounts.....      180            3            62          35          210
    Allowance for returned goods........        8          111            --         111            8
                                             ----         ----       -------        ----         ----
                                             $195         $929       $    62        $959         $227
                                             ----         ----       -------        ----         ----
                                             ----         ----       -------        ----         ----
FINANCIAL SERVICES:
    Allowance for losses................     $118         $  3       $    --        $ --         $121
                                             ----         ----       -------        ----         ----
                                             ----         ----       -------        ----         ----
1999:
CONSUMER PRODUCTS:
    Allowance for discounts.............     $  9         $760       $    --        $762         $  7
    Allowance for doubtful accounts.....      192           46             1          59          180
    Allowance for returned goods........       21          100            --         113            8
                                             ----         ----       -------        ----         ----
                                             $222         $906       $     1        $934         $195
                                             ----         ----       -------        ----         ----
                                             ----         ----       -------        ----         ----
FINANCIAL SERVICES:
    Allowance for losses................     $116         $  2       $    --        $ --         $118
                                             ----         ----       -------        ----         ----
                                             ----         ----       -------        ----         ----
1998:
CONSUMER PRODUCTS:
    Allowance for discounts.............     $  8         $607       $    --        $606         $  9
    Allowance for doubtful accounts.....      157           36            27          28          192
    Allowance for returned goods........        6           79            --          64           21
                                             ----         ----       -------        ----         ----
                                             $171         $722       $    27        $698         $222
                                             ----         ----       -------        ----         ----
                                             ----         ----       -------        ----         ----
FINANCIAL SERVICES:
    Allowance for losses................     $101         $ 15       $    --        $ --         $116
                                             ----         ----       -------        ----         ----
                                             ----         ----       -------        ----         ----

---------

Notes:

 (a)  Primarily related to divestitures, acquisitions and currency translation.

 (b)  Represents charges for which allowances were created.