Form 10-Q
period 2001-03-31
PHILIP MORRIS COMPANIES INC
filed 2001-05-11
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

             At April 30, 2001, there were 2,199,658,085 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.



                                TABLE OF CONTENTS


                                                                                 Page No.
PART I -       FINANCIAL INFORMATION


Item 1.        Financial Statements (Unaudited).

               Condensed Consolidated Balance Sheets at
                      March 31, 2001 and December 31, 2000                        3 - 4

               Condensed Consolidated Statements of Earnings for the
                      Three Months Ended March 31, 2001 and 2000                    5

               Condensed Consolidated Statements of Stockholders'
                      Equity for the Year Ended December 31, 2000 and the
                      Three Months Ended March 31, 2001                             6

               Condensed Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 2001 and 2000                  7 - 8

               Notes to Condensed Consolidated Financial Statements               9 - 25

Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                       26 - 41

PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings.                                                  42

Item 4.        Submission of Matters to a Vote of Security Holders.              42 - 43

Item 6.        Exhibits and Reports on Form 8-K.                                   43

Signature                                                                          44

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                   March 31,         December 31,
                                                     2001                2000
                                                    -------            -------
ASSETS
Consumer products
  Cash and cash equivalents                         $   426            $   937

  Receivables (less allowances of
    $196 and $199)                                    5,148              5,019

  Inventories:
    Leaf tobacco                                      3,683              3,749
    Other raw materials                               1,987              1,721
    Finished product                                  3,355              3,295
                                                    -------            -------
                                                      9,025              8,765

  Other current assets                                2,007              2,517
                                                    -------            -------

   Total current assets                              16,606             17,238

  Property, plant and equipment, at cost             25,104             24,906
    Less accumulated depreciation                     9,845              9,603
                                                    -------            -------
                                                     15,259             15,303
  Goodwill and other intangible assets
    (less accumulated amortization of
     $6,606 and $6,319)                              33,159             33,090

  Assets held for sale                                  221                276
  Other assets                                        5,891              4,758
                                                    -------            -------

    Total consumer products assets                   71,136             70,665

Financial services
  Finance assets, net                                 8,156              8,118
  Other assets                                          206                284
                                                    -------            -------

    Total financial services assets                   8,362              8,402
                                                    -------            -------

      TOTAL ASSETS                                  $79,498            $79,067
                                                    =======            =======

           See notes to condensed consolidated financial statements.

                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                               March 31,          December 31,
                                                                 2001                 2000
                                                               --------             --------
LIABILITIES
Consumer products
  Short-term borrowings                                        $  5,274             $  3,166
  Current portion of long-term debt                               5,515                5,775
  Accounts payable                                                2,847                3,787
  Accrued marketing                                               2,930                3,082
  Accrued taxes, except income taxes                              1,721                1,436
  Employment costs                                                  758                1,317
  Accrued settlement charges                                      1,869                2,724
  Other accrued liabilities                                       4,398                2,572
  Income taxes                                                      812                  914
  Dividends payable                                               1,175                1,176
                                                               --------             --------

    Total current liabilities                                    27,299               25,949

  Long-term debt                                                 17,817               18,255
  Deferred income taxes                                           1,705                1,827
  Accrued postretirement health care costs                        3,308                3,287
  Other liabilities                                               7,209                7,317
                                                               --------             --------

    Total consumer products liabilities                          57,338               56,635

Financial services
  Short-term borrowings                                             959                1,027
  Long-term debt                                                    895                  899
  Deferred income taxes                                           4,831                4,838
  Other liabilities                                                 645                  663
                                                               --------             --------

    Total financial services liabilities                          7,330                7,427
                                                               --------             --------

    Total liabilities                                            64,668               64,062

Contingencies (Note 6)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                                   935                  935

  Earnings reinvested in the business                            34,055               33,481

  Accumulated other comprehensive losses (including
    currency translation of $3,041 and $2,864)                   (3,095)              (2,950)
                                                               --------             --------
                                                                 31,895               31,466
  Less cost of repurchased stock
      (604,113,628 and 597,064,937 shares)                      (17,065)             (16,461)
                                                               --------             --------

    Total stockholders' equity                                   14,830               15,005
                                                               --------             --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 79,498             $ 79,067
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

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                           -----------------------------

                                                                             2001                 2000
                                                                           --------             --------
Operating revenues                                                         $ 22,359             $ 20,040

Cost of sales                                                                 8,225                7,303

Excise taxes on products                                                      4,377                4,450
                                                                           --------             --------

         Gross profit                                                         9,757                8,287

Marketing, administration and research costs                                  6,172                4,663

Amortization of goodwill                                                        253                  146
                                                                           --------             --------

         Operating income                                                     3,332                3,478

Interest and other debt expense, net                                            451                  185
                                                                           --------             --------

         Earnings before income taxes                                         2,881                3,293

Provision for income taxes                                                    1,095                1,284
                                                                           --------             --------

         Earnings before cumulative effect of accounting change               1,786                2,009

 Cumulative effect of accounting change                                          (6)
                                                                           --------             --------

         Net earnings                                                      $  1,780             $  2,009
                                                                           ========             ========

Per share data:

  Basic earnings per share before cumulative effect of
      accounting change                                                    $   0.81             $   0.87
  Cumulative effect of accounting change
                                                                           --------             --------
  Basic earnings per share                                                 $   0.81             $   0.87
                                                                           ========             ========

  Diluted earnings per share before cumulative effect of
      accounting change                                                    $   0.80             $   0.87
  Cumulative effect of accounting change
                                                                           --------             --------
  Diluted earnings per share                                               $   0.80             $   0.87
                                                                           ========             ========

  Dividends declared                                                       $   0.53             $   0.48
                                                                           ========             ========

           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 2000 and
                      the Three Months Ended March 31, 2001
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                                           Accumulated Other
                                                                          Comprehensive Losses
                                                        Earnings      -----------------------------                  Total
                                                        Reinvested    Currency                         Cost of       Stock-
                                            Common      in the        Translation                      Repurchased   holders'
                                            Stock       Business      Adjustments Other     Total      Stock         Equity
                                            -----       -------       -------     ------    -------    --------      -------
Balances, January 1, 2000                   $ 935       $29,556       $(2,056)    $  (52)   $(2,108)   $(13,078)     $15,305

Comprehensive earnings:
 Net earnings                                             8,510                                                        8,510
 Other comprehensive losses,
   net of income taxes:
    Currency translation adjustments                                     (808)                 (808)                    (808)
    Additional minimum pension liability                                             (34)       (34)                     (34)
                                                                                                                     -------
 Total other comprehensive losses                                                                                       (842)
                                                                                                                     -------
Total comprehensive earnings                                                                                           7,668
                                                                                                                     -------

Exercise of stock options and
 issuance of other stock awards                             (37)                                            217          180
Cash dividends
 declared ($2.02 per share)                              (4,548)                                                      (4,548)
Stock repurchased                                                                                        (3,600)      (3,600)
                                            -----       -------       -------     ------    -------    --------      -------

Balances, December 31, 2000                   935        33,481        (2,864)       (86)    (2,950)    (16,461)      15,005


Comprehensive earnings:
 Net earnings                                             1,780                                                        1,780
 Other comprehensive losses,
   net of income taxes:
    Currency translation adjustments                                     (177)                 (177)                    (177)
    Change in fair value of derivatives
       accounted for as hedges                                                        32         32                       32
                                                                                                                     -------
  Total other comprehensive losses                                                                                      (145)
                                                                                                                     -------
Total comprehensive earnings                                                                                           1,635
                                                                                                                     -------

Exercise of stock options and
 issuance of other stock awards                             (36)                                            396          360
Cash dividends
 declared ($0.53 per share)                              (1,170)                                                      (1,170)
Stock repurchased                                                                                        (1,000)      (1,000)
                                            -----       -------       -------     ------    -------    --------      -------

Balances, March 31, 2001                    $ 935       $34,055       $(3,041)   $   (54)   $(3,095)   $(17,065)     $14,830
                                            =====       =======       =======    =======    =======    ========      =======

Total comprehensive earnings, which represents net earnings partially offset by currency translation adjustments, were $1,815 million in the first quarter of 2000.

           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                             For the Three Months Ended
                                                                        March 31,
                                                             ---------------------------
                                                              2001                2000
                                                             -------             -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                             $ 1,741             $ 1,972
             - Financial services                                 39                  37
                                                             -------             -------

        Net earnings                                           1,780               2,009
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Cumulative effect of accounting change                           6
  Depreciation and amortization                                  588                 428
  Deferred income tax provision                                  479                  27
  Litigation related expense                                     500
  Loss on sale of a North American food factory                   29
  Cash effects of changes, net of the effects
      from acquired and divested companies:
    Receivables, net                                            (220)               (399)
    Inventories                                                 (219)                281
    Accounts payable                                            (952)               (841)
    Income taxes                                                 (22)                845
    Accrued liabilities and other current assets              (1,448)                866
  Other                                                          (77)                 12
Financial services
  Deferred income tax benefit                                     (7)                (20)
  Other                                                          120                 135
                                                             -------             -------

        Net cash provided by operating activities                557               3,343
                                                             -------             -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                                          (320)               (305)
  Purchases of businesses, net of acquired cash                 (255)               (358)
  Proceeds from sale of a business                                                    32
  Other                                                           26                  15
Financial services
  Investments in finance assets                                 (155)               (142)
  Proceeds from finance assets                                    70                   7
                                                             -------             -------

        Net cash used in investing activities                   (634)               (751)
                                                             -------             -------

           See notes to condensed consolidated financial statements.

                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                               For the Three Months Ended
                                                                         March 31,
                                                               ---------------------------
                                                                 2001               2000
                                                               -------             -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net issuance (repayment) of short-term borrowings            $ 2,195             $  (461)
  Long-term debt proceeds                                           15                  12
  Long-term debt repaid                                           (783)             (1,332)
Financial services
  Net (repayment) issuance of short-term borrowings                (68)                452

Repurchase of common stock                                        (986)               (916)
Dividends paid                                                  (1,171)             (1,125)
Issuance of common stock                                           351                   5
Other                                                              (11)                  7
                                                               -------             -------

  Net cash used in financing activities                           (458)             (3,358)
                                                               -------             -------

Effect of exchange rate changes on cash and
  cash equivalents                                                  24                (108)
                                                               -------             -------

Cash and cash equivalents:

  Decrease                                                        (511)               (874)

  Balance at beginning of period                                   937               5,100
                                                               -------             -------


  Balance at end of period                                     $   426             $ 4,226
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

These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report to Stockholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Note 2.  Recently Adopted Accounting Standards:

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive losses, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive losses will be included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change that reduced net earnings by $6 million, net of income taxes of $3 million and decreased accumulated other comprehensive losses by $15 million, net of income taxes of $8 million.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes certain financial instruments to manage its foreign currency, commodity and interest rate exposures, primarily related to forecasted transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Japanese yen, Swiss franc and the Euro. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The change in a foreign

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

currency option's time value is reported each period in interest and other debt expense, net on the Company's consolidated statement of earnings. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

The Company uses commodity forward contracts, as cash flow hedges, to procure raw materials, primarily coffee, cocoa, sugar, milk, cheese, wheat, corn and, beginning in 2000, energy. Commodity futures and options are also used to hedge the price of certain commodities, primarily coffee and cocoa. In general, commodity forward contracts qualify for the normal purchase exception under SFAS 133 and are, therefore, not subject to the provisions of the statement. When using a commodity option as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The change in a commodity option's time value is reported in cost of sales in the Company's consolidated statement of earnings. The effective portion of unrealized gains and losses on commodity futures contracts and options is deferred as a component of accumulated other comprehensive losses and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

The Company uses foreign currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to foreign denominated debt. These swaps convert fixed-rate foreign denominated debt to fixed-rate debt denominated in the functional currency of the issuing entity. Foreign currency swap agreements are accounted for as cash flow hedges.

The Company also uses certain foreign denominated debt instruments as net investment hedges of foreign operations. As of March 31, 2001, gains of $4 million, net of income taxes of $2 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive losses within currency translation adjustments.

During the quarter ended March 31, 2001, ineffectiveness related to cash flow hedges was not material. The Company is hedging forecasted transactions for periods not exceeding the next twelve months and expects all amounts reported in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within that time frame.

During the quarter ended March 31, 2001, accumulated other comprehensive losses decreased by $17 million, which represented gains of $47 million due to hedging transactions, which were offset by $30 million reclassified from accumulated other comprehensive losses to the consolidated statement of earnings.

Note 3.  Acquisitions and Divestitures:

Nabisco:

On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco") for $55 per share in cash. The acquisition has been accounted for as a purchase. Nabisco's balance sheet has been consolidated with the Company's balance sheet since December 31, 2000 and, beginning January 1, 2001, Nabisco's earnings have been included in the consolidated operating results of the Company.

Had the acquisition of Nabisco occurred on January 1, 2000, pro forma operating revenues, net earnings, basic earnings per share and diluted earnings per share would have been as follows:

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                For the Three Months Ended
(in millions, except per share data)                  March 31, 2000
                                                        ----------
     Operating revenues                                 $   21,932
                                                        ==========

     Net earnings                                       $    1,858
                                                        ==========

     Basic earnings per share                           $     0.80
                                                        ==========

     Diluted earnings per share                         $     0.80
                                                        ==========


The pro forma results do not give effect to any synergies expected to result from the merger of Nabisco's operations with those of Kraft Foods Inc. ("Kraft"). Accordingly, the pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, 2000, nor are they necessarily indicative of future consolidated results.

The excess of the purchase price over the estimated fair value of the net assets purchased was approximately $16.8 billion and will be amortized over 40 years by the straight-line method. The allocation of excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals and integration plans have been finalized. Accordingly, revisions to the allocation, which may be significant, will be reported in a future period as increases or decreases to amounts reported as goodwill, other intangible assets (including trade names), deferred income taxes and amortization of goodwill.

Kraft plans to sell a number of Nabisco businesses that do not align strategically with its operations, including Nabisco's Canadian grocery business. Accordingly, the estimated selling prices of these businesses, less costs of disposal, plus the estimated results of operations through the sales dates, are shown as assets held for sale on the Company's condensed consolidated balance sheets and total $221 million at March 31, 2001. Assets held for sale decreased by $55 million as of March 31, 2001, due primarily to a revision of estimated proceeds from the sales of these businesses. During 2001, Kraft will finalize the Nabisco acquisition balance sheet, including the completion of fair value appraisals of Nabisco's assets. During this process, Kraft will also finalize its plans to integrate the operations of Nabisco. Kraft anticipates closing a number of Nabisco manufacturing facilities. Charges to close these facilities, estimated to be in a range of $500 million to $600 million, will be recorded as adjustments to excess purchase price when plans are finalized and announced to employees.

The integration of Nabisco's operations may result in the closure of several Kraft facilities. During the first quarter of 2001, Kraft sold a North American food factory which resulted in a pre-tax loss of $29 million. Kraft estimates that the closure of Kraft facilities could result in aggregate charges to the 2001 consolidated statements of earnings in the range of $200 million to $300 million. These charges will be recorded when the integration plans have been finalized and announced to employees.

Other Acquisitions and Divestitures:

During the first quarter of 2001, Kraft Foods International, Inc. purchased coffee businesses in Romania and Morocco and announced the acquisition of a coffee business in Bulgaria. The aggregate cost of these acquisitions will be approximately $80 million. In addition, the Company increased its interest in its Argentine tobacco subsidiary for an aggregate cost of $220 million. The operating results of these businesses were not material to the consolidated operating results of the Company.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



During 2000, Kraft purchased the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, Kraft also acquired Boca Burger, Inc., a privately held manufacturer and marketer of soy-based meat alternatives. The total cost of these acquisitions was $358 million. The operating results of these businesses were not material to the consolidated operating results in any of the periods presented.

During 2000, Kraft Foods North America and Kraft Foods International sold several small international and domestic food businesses. The operating results of businesses divested were not material to consolidated operating results in any of the periods presented.

Note 4.  Earnings per Share:

Basic and diluted earnings per share ("EPS") were calculated using the following:

                                                                   For the Three Months Ended
                                                                            March 31,
                                                                  ---------------------------
                                                                   2001                 2000
                                                                  -------             -------
                                                                          (in millions)
Earnings before cumulative effect of accounting change            $ 1,786             $ 2,009
Cumulative effect of accounting change                                 (6)
                                                                  -------             -------
Net earnings                                                      $ 1,780             $ 2,009
                                                                  =======             =======

Weighted average shares for basic EPS                               2,201               2,315

Plus incremental shares from conversions:
  Restricted stock and stock rights                                     6                   2
  Stock options                                                        22                   1
                                                                  -------             -------

Weighted average shares for diluted EPS                             2,229               2,318
                                                                  =======             =======

For the first quarter of 2000, options on 119.4 million shares of common stock were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. The number of shares excluded from the 2001 calculation was not material.

Note 5.  Segment Reporting:

The Company's products include cigarettes, food (consisting principally of a wide variety of snacks, beverages, cheese, grocery products and convenient meals) and beer. A subsidiary of the Company, Philip Morris Capital Corporation, invests in leveraged and direct finance leases, other tax-oriented financing transactions and third-party financings. These products and services constitute the Company's segments of domestic tobacco, international tobacco, North American food, international food, beer and financial services.

The Company's management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses, minority interest and amortization of goodwill. Interest and other debt expense, net, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management. During the fourth quarter of 2000, managerial responsibility for the Company's food operations in Mexico and Puerto Rico was transferred

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



from the international food segment to the North American food segment. Accordingly, all prior period amounts have been reclassified to reflect the transfer.

Reportable segment data were as follows:

                                                        For the Three Months Ended
                                                                  March 31,
                                                       -----------------------------
                                                         2001                 2000
                                                       --------             --------
Operating revenues:                                            (in millions)
    Domestic tobacco                                   $  5,922             $  5,446
    International tobacco                                 6,979                6,998
    North American food                                   6,282                4,534
    International food                                    2,085                1,926
    Beer                                                    991                1,044
    Financial services                                      100                   92
                                                       --------             --------
         Total operating revenues                      $ 22,359             $ 20,040
                                                       ========             ========

Operating companies income:
    Domestic tobacco                                   $    702             $  1,116
    International tobacco                                 1,558                1,431
    North American food                                   1,143                  913
    International food                                      239                  200
    Beer                                                    124                  153
    Financial services                                       64                   58
                                                       --------             --------
         Total operating companies income                 3,830                3,871
    Amortization of goodwill                               (253)                (146)
    General corporate expenses                             (210)                (215)
    Minority interest                                       (35)                 (32)
                                                       --------             --------
         Total operating income                           3,332                3,478
    Interest and other debt expense, net                   (451)                (185)
                                                       --------             --------
         Total earnings before income taxes            $  2,881             $  3,293
                                                       ========             ========

As discussed in Note 6. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs that provides that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. will place $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. PM Inc. will also place an additional $500 million into a separate interest-bearing escrow account which, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, the Company has recorded a $500 million pre-tax charge in the consolidated statement of earnings for the quarter ended March 31, 2001. Interest income on the $1.2 billion escrow account will be recorded as earned in the Company's consolidated statement of earnings.

During the first quarter of 2001, the Company sold a North American food factory which resulted in a pre-tax loss of $29 million.

Note 6.  Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against the Company, its subsidiaries and affiliates, including PM Inc., and Philip Morris International Inc. ("PMI"), the Company's international tobacco subsidiary, as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



protection, antitrust, tax, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking and suits by foreign governments seeking to recover damages for taxes lost as a result of the allegedly illegal importation of cigarettes into their jurisdictions. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. In July 2000, a jury in a Florida smoking and health class action returned a punitive damages award of approximately $74 billion against PM Inc. (See discussion of the Engle case below.) Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below.
Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery and certain other actions pending as of May 1, 2001, and discusses certain developments in such cases since February 15, 2001.

As of May 1, 2001, there were approximately 1,500 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some instances, the Company, compared with approximately 390 such cases on May 1, 2000, and approximately 485 such cases on May 1, 1999. Approximately 1,200 of these cases are pending before a single West Virginia state court in a consolidated proceeding. An estimated 13 of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS"). In addition, approximately 3,040 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

As of May 1, 2001, there were an estimated 31 smoking and health purported class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 40 such cases on May 1, 2000, and approximately 60 such cases on May 1, 1999. Some of these actions purport to constitute statewide class actions and were filed after May 1996, when the United States Court of Appeals for the Fifth Circuit, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

As of May 1, 2001, (excluding the cases covered by the 1998 Master Settlement Agreement discussed below), there were an estimated 50 health care cost recovery actions, including the suit discussed below under "Federal Government's Lawsuit" filed by the United States government, pending in the United States against PM Inc. and in some instances, the Company, compared with approximately 50 such cases pending on May 1, 2000,

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



and 100 such cases on May 1, 1999. In addition, health care cost recovery actions are pending in Israel, the Marshall Islands, the Province of British Columbia, Canada and France (in a case brought by a local agency of the French social security health insurance system).

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 60 smoking and health cases brought on behalf of individuals (Argentina (40), Brazil (11), Canada (1), Hong Kong (1), Ireland (1), Israel
(1), Italy (2), Japan (1), the Philippines (1), and Spain (1)), compared with approximately 50 such cases on May 1, 2000 and 35 such cases on May 1, 1999. In addition, there are 11 smoking and health putative class actions pending outside the United States (Brazil (2), Canada (4), Israel (2), and Spain (3)), compared with 10 such cases on May 1, 2000.

Federal Government's Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers and others, including the Company and PM Inc., asserting claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer ("MSP") provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. The Company and PM Inc. moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government's MCRA and MSP claims, but permitted discovery to proceed on the government's claims for equitable relief under RICO. In October 2000, the government moved for reconsideration of the trial court's order to the extent that it dismissed the MCRA claims for health care costs paid pursuant to government health benefit programs other than Medicare and the Federal Employees Health Benefits Act. The motion remains pending. In February 2001, the government filed an amended complaint attempting to replead the MSP claim. In March 2001, the Company and PM Inc. moved to dismiss the amended MSP claim. Oral argument on the motion is scheduled for June 2001. In addition, in February 2001, two Native American tribes moved for permission to intervene and file a class action complaint on behalf of federally recognized Native American tribes seeking to recover costs spent on providing health care to tribal members. The motion remains pending. Trial is scheduled for July 2003, although trial dates are subject to change. The Company and PM Inc. believe that they have a number of valid defenses to the lawsuit and will continue to vigorously defend it.

Recent Industry Trial Results

During the last two years, several jury verdicts have been returned in tobacco-related litigation. In July 2000, the jury in the Engle smoking and health class action in Florida returned a verdict assessing punitive damages totaling approximately $145 billion against all defendants in the case, including approximately $74 billion against PM Inc. (See "Engle Trial," below.)

In April 2001, a Florida jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case brought by a flight attendant claiming personal injuries from ETS. Plaintiff has filed post-trial motions challenging the jury's verdict. In March 2001, a Texas jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. In February 2001, a

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



South Carolina jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. In January 2001, a mistrial was declared in a case in New York in which an asbestos manufacturers' personal injury settlement trust sought contribution or reimbursement from cigarette manufacturers, including PM Inc., for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. In January 2001, a New York jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case.

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

Plaintiffs have previously indicated that they believe the bond cap legislation is unconstitutional and might seek to challenge the $100 million bond. If the bond were found to be invalid, it would be commercially impossible for PM Inc. to post a bond in the full amount of the judgment and, absent appellate relief, PM Inc. would not be able to stay any attempted execution of the judgment in Florida. PM Inc. and the Company will take all appropriate steps to seek to prevent this worst-case scenario from occurring. On May 7, 2001, the trial court approved a stipulation (the "Stipulation") among PM Inc., certain other defendants, plaintiffs and the plaintiff class that provides that execution or enforcement of the punitive damages component of the Engle judgment will remain stayed against PM Inc. and the other participating defendants through the completion of all judicial review. As a result of the Stipulation and in addition to the $100 million bond it previously posted, PM Inc. will place
$1.2 billion into an interest-bearing escrow account. Should PM Inc. prevail in its appeal of the case, both amounts are to be returned to PM Inc. PM Inc. will also place an additional $500 million into a separate interest-bearing escrow account for the benefit of the Engle class. If PM Inc. prevails in its appeal, this amount will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. In connection with the Stipulation, the Company has recorded a $500 million pre-tax charge in the consolidated statement of earnings for the quarter ended March 31, 2001.

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

Pending and Upcoming Trials

Trial is currently underway in New York in a health care cost recovery action in which PM Inc. is a defendant. Trials are also currently underway in California and New Jersey in two individual smoking and health cases in which PM Inc. is a defendant.

In June 2001, trials are scheduled to begin in Florida in an individual smoking and health case in which PM Inc. is a defendant; in Louisiana in a smoking and health class action in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs and in which PM Inc. is a defendant; and in Mississippi in an asbestos contribution action in which PM Inc. is a defendant. In addition, trials are scheduled to begin in Florida in June in two individual cases brought by flight attendants claiming personal injuries from ETS and in which PM Inc. is a defendant.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



As set forth in Exhibit 99.2 hereto, additional cases against PM Inc. and, in some instances, the Company, are scheduled for trial through the end of 2002, including one health care cost recovery action; two purported smoking and health class actions and a purported Lights/Ultra Lights class action (discussed below); and an estimated 25 individual smoking and health cases, including a consolidated trial of approximately 1,200 individual smoking and health cases scheduled to begin in March 2002 in West Virginia. In addition, excluding the cases discussed above to date, approximately 20 cases involving flight attendants' claims for personal injuries from ETS are currently scheduled for trial during 2001. Cases against other tobacco companies are also scheduled for trial through the end of 2001. Trial dates, however, are subject to change.

Litigation Settlements

In November 1998, PM Inc. and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM Inc. and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the "State Settlement Agreements") and an ETS smoking and health class action brought on behalf of airline flight attendants. The State Settlement Agreements and certain ancillary agreements are filed as exhibits to various of the Company's reports filed with the Securities and Exchange Commission, and such agreements and the ETS settlement are discussed in detail therein. The MSA has received final judicial approval in all 52 settling jurisdictions.

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

Certain litigation described in Exhibit 99.1 has arisen challenging the validity of the MSA and alleging violations of antitrust laws.

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

In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of May 1, 2001, smoking and health putative class actions were pending in Alabama, California, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Michigan, Missouri, Nevada, New Mexico, New York, North Carolina, Pennsylvania, Tennessee, Texas, Utah and West Virginia, as well as in Australia, Brazil, Canada and Israel. Class certification has been denied or reversed by courts in 24 smoking and health class actions involving PM Inc. in Arkansas, the District of Columbia, Illinois (2), Kansas, Louisiana, Maryland, Michigan, Minnesota, New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin, while classes remain certified in the Engle case in Florida (discussed above), two cases in California and in cases in Louisiana and West Virginia in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs for class members. Some of the decisions denying or granting the plaintiffs' motions for class certification are on appeal. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class.

                      Health Care Cost Recovery Litigation

In certain pending proceedings, domestic and foreign governmental entities and non-governmental plaintiffs, including union health and welfare funds ("unions"), Native American tribes, insurers and self-insurers such as

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Blue Cross and Blue Shield Plans, hospitals, taxpayers and others, are seeking reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, disclosure of nicotine yields, and payment of attorney and expert witness fees. Certain of the health care cost recovery cases purport to be brought on behalf of a class of plaintiffs.

The claims asserted in the health care cost recovery actions include the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking, the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under federal and state statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under federal and state RICO statutes.

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

Although there have been some decisions to the contrary to date, most lower courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In addition, seven federal circuit courts of appeals, the Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh circuits, as well as the Tennessee intermediate appellate court, relying primarily on grounds that plaintiffs' claims were too remote, have affirmed dismissals of, or reversed trial courts that had refused to dismiss, health care cost recovery actions. In January 2000, the United States Supreme Court refused to consider plaintiffs' appeals from the cases decided by the courts of appeals for the Second, Third and Ninth circuits.

Excluding cases covered by the MSA, as of May 1, 2001, there were an estimated 50 health care cost recovery cases pending in the United States against PM Inc. and in some instances, the Company, including the case filed by the United States government, which is discussed above under "Federal Government's Lawsuit."

The cases pending in the United States include actions brought by Belize, Bolivia, Guatemala, Honduras, Nicaragua, the Province of Ontario, Canada, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, seven Brazilian states and a group of Argentine health plans. The actions brought by Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela and five Brazilian states were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. The court has remanded the cases of Venezuela, Ecuador and two Brazilian states to state court in Florida, and defendants have appealed. The district court has dismissed the cases brought by Guatemala, Nicaragua, Ukraine, the Province of Ontario and plaintiffs have appealed the dismissals. In January 2001, the Superior Court of the District of Columbia dismissed the suit brought by the Argentine health plans and plaintiffs have appealed. In addition to cases brought in the United States, health care

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


cost recovery actions have also been brought in Israel, the Marshall Islands, the Province of British Columbia, Canada and France, and other entities have stated that they are considering filing such actions.

In addition, in March 1999, in the first health care cost recovery case to go to trial, the jury returned a verdict in favor of defendants on all counts. Trial is currently underway in New York in a health care cost recovery action brought by a Blue Cross and Blue Shield plan in which PM Inc. is a defendant.

                    Certain Other Tobacco-Related Litigation

Asbestos Contribution Cases: As of May 1, 2001, an estimated 23 suits were pending on behalf of former asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars. In January 2001, a mistrial was declared in an asbestos contribution case in New York.

Lights/Ultra Lights Cases: As of May 1, 2001, there were nine putative class actions pending against PM Inc. and the Company, in Arizona, Florida, Illinois, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania and Tennessee, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. These cases allege, in connection with the use of the term "Lights" and/or "Ultra Lights," among other things, deceptive and unfair trade practices and unjust enrichment, and seek injunctive and equitable relief, including restitution. In February 2001, an Illinois state court granted plaintiff's motion for class certification, and trial in this case is scheduled for May 2002. During the first quarter of 2001, plaintiffs voluntarily dismissed cases in state court in Florida and New York.

Retail Leaders Case: Three domestic tobacco manufacturers have filed suit against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleges that this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes unlawful monopolization. In addition to an injunction, plaintiffs seek unspecified treble damages, attorneys' fees, costs and interest. In June 1999, the court issued a preliminary injunction enjoining PM Inc. from prohibiting retail outlets that participate in the program at one of the levels from installing competitive permanent signage in any section of the "industry fixture" that displays or holds packages of cigarettes manufactured by a firm other than PM Inc., or requiring those outlets to allocate a percentage of cigarette-related permanent signage to PM Inc. greater than PM Inc.'s market share. The court also enjoined PM Inc. from prohibiting retailers participating in the program from advertising or conducting promotional programs of cigarette manufacturers other than PM Inc. The preliminary injunction does not affect any other aspect of the Retail Leaders program. During the first quarter of 2001, two plaintiffs moved for an order to show cause why PM Inc. should not be held in contempt of court for allegedly violating the provision of the court's preliminary injunction enjoining PM Inc. from precluding retailers from advertising or conducting promotional programs for competitors. This motion was denied in May 2001.


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

Tobacco Price Cases: As of May 1, 2001, there were 39 putative class actions pending against PM Inc. and other domestic tobacco manufacturers as well as, in certain instances, the Company and PMI alleging that the defendants conspired to fix cigarette prices in violation of antitrust laws. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products and the remaining 32 were filed in 15 states and the District of Columbia by retail purchasers of tobacco products. The seven federal class actions have been consolidated; in November 2000, the court hearing the consolidated cases granted in part and denied in part defendants' motion to dismiss and to strike portions of the consolidated complaint. The court has ordered the provisional certification of a class of plaintiffs who made direct purchases between February 1996 and February 2000. In March, defendants filed a motion to dismiss the fraudulent concealment allegations in the complaint. The cases are listed in Exhibit 99.1.

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

Cigarette Importation Cases: As of May 1, 2001, the European Community, various Departments of Colombia and Ecuador had filed suits in the United States against the Company and certain of its subsidiaries, including PM Inc. and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into the plaintiff jurisdictions in an effort to evade taxes. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive relief. In January 2001, the Company and certain subsidiaries moved to dismiss the complaints filed in the European Community and Colombia cases on the grounds of lack of standing, failure to join indispensable parties, and failure to state a claim for relief.

Consolidated Putative Punitive Damages Cases: In September 2000, a putative class action was filed in the federal district court in the Eastern District of New York that purports to consolidate punitive damages claims in ten tobacco-related actions currently pending in the federal district court in the Eastern Districts of New York and Pennsylvania. In November 2000, the court hearing this case indicated that, in its view, it appears likely that plaintiffs will be able to demonstrate a basis for certification of an opt-out compensatory damages class and a non-opt-out punitive damages class. In December 2000, plaintiffs served a motion for leave to file an amended complaint and a motion for class certification. A hearing on plaintiffs' motion for class certification was held in March 2001.

                              Certain Other Actions

National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that Kraft, its subsidiaries and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


and equitable relief and unspecified treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted Kraft's motion for summary judgment. The plaintiffs' appeal is now pending before the Wisconsin Court of Appeals. Kraft's motions to dismiss were granted in the cases pending in Illinois state court and in the United States District Court for the Central District of California. Appellate courts have reversed and remanded both cases for further proceedings. No classes have been certified in any of the cases.

Italian Tax Matters: One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of alleged unpaid taxes assessed to date is the Italian lira equivalent of $2.1 billion. In addition, the Italian lira equivalent of $3.1 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 184 of the assessments. The decisions to overturn 163 assessments have been appealed by the tax authorities to the regional appellate court in Milan. To date, the regional appellate court has rejected 51 of the appeals filed by the tax authorities. The tax authorities have appealed 35 of the 51 decisions of the regional appellate court to the Italian Supreme Court. Six of the 51 decisions were not appealed and are now final. The remaining 10 decisions are expected to be appealed as well. In a separate proceeding in October 1997, a Naples court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. In December 2000, the Milan prosecutor took certain procedural steps that may indicate his intention to recommend that charges be pursued against certain of these present and former officers and directors. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                                 --------------

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

Note 7.  Recently Issued Accounting Pronouncements:

The Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in cost of sales and in marketing, administration and research costs on the consolidated statement of earnings will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform with the new requirements. In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

For the Three Months Ended March 31,

                                                       Operating Revenues
                                                  --------------------------
                                                         (in millions)
                                                    2001              2000
                                                  --------          --------
Domestic tobacco                                  $  5,922          $  5,446
International tobacco                                6,979             6,998
North American food                                  6,282             4,534
International food                                   2,085             1,926
Beer                                                   991             1,044
Financial services                                     100                92
                                                  --------          --------
  Operating revenues                              $ 22,359          $ 20,040
                                                  ========          ========

                                                       Operating Income
                                                  --------------------------
                                                         (in millions)
                                                    2001              2000
                                                  --------          --------
Domestic tobacco                                  $    702          $  1,116
International tobacco                                1,558             1,431
North American food                                  1,143               913
International food                                     239               200
Beer                                                   124               153
Financial services                                      64                58
                                                  --------          --------
  Operating companies income                         3,830             3,871

Amortization of goodwill                              (253)             (146)
General corporate expenses                            (210)             (215)
Minority interest                                      (35)              (32)
                                                  --------          --------
  Operating income                                $  3,332          $  3,478
                                                  ========          ========

Results of Operations for the first quarter of 2001

Operating revenues for the first quarter of 2001 increased $2.3 billion (11.6%) over 2000, due primarily to the Company's acquisition of Nabisco Holdings Corp. ("Nabisco") and higher domestic tobacco revenues. The operating revenue comparison for the first quarter was affected by approximately $225 million of incremental sales made during the fourth quarter of 1999, as the Company's customers planned for potential business failures related to the Century Date Change ("CDC"). These incremental CDC sales would have normally been made during the first quarter of 2000. Including the incremental CDC revenues in the first quarter of 2000, and excluding the revenues of businesses divested since the beginning of 2000, operating revenues for the first quarter of 2001 increased $2.2 billion (10.8%) over the first quarter of 2000. However, operating revenues would have increased 1.6% over the first quarter of 2000 had the acquisition of Nabisco occurred on January 1, 2000.

Operating income for the first quarter of 2001 decreased $146 million (4.2%) from the comparable 2000 period. The operating income comparison was affected by the following unusual items:

- Litigation Related Expense - As discussed in Note 6. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs that provides that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. will place $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. PM Inc. will also place an additional $500 million into a separate interest-bearing escrow account which, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, the Company has recorded a $500 million pre-tax charge in the consolidated statement of earnings for the quarter ended March 31, 2001. Interest income on the $1.2 billion escrow account will be recorded as earned in the Company's consolidated statement of earnings.

- Sale of Food Factory - The Company sold a North American food factory during the first quarter of 2001 resulting in a pre-tax loss of $29 million, that was recorded in the North American food segment. The integration of Nabisco into Kraft may result in the closure of additional Kraft facilities. The Company estimates that these closures could result in aggregate charges of $200 million to $300 million, which will be recorded as expense in the Company's consolidated statements of earnings in the period when plans are finalized and announced to employees.

The operating income comparison was also affected by approximately $100 million of operating income from the previously mentioned incremental CDC sales. Including the incremental CDC income in 2000 and excluding the 2001 litigation related expense and pre-tax loss on the sale of a North American food factory and the results from operations divested since the beginning of 2000, operating income for the first quarter of 2001 increased $296 million (8.3%) over the first quarter of 2000, due primarily to higher operating income from the Company's food and tobacco operations, partially offset by higher goodwill amortization relating to the acquisition of Nabisco. However, operating income would have increased 6.2% had the acquisition of Nabisco occurred on January 1, 2000.

Operating companies income, which is defined as operating income before general corporate expenses, minority interest and amortization of goodwill, decreased $41 million (1.1%) from the first quarter of 2000, due primarily to the 2001 litigation related expense, partially offset by higher operating income from the Company's tobacco operations, the Nabisco acquisition and higher volume in the Kraft food businesses. Including the impact of the incremental CDC income in 2000 and excluding the 2001 litigation related expense and pre-tax loss on the sale of a North American food factory and the results from operations divested since the beginning of 2000, operating companies income increased $401 million (10.1%). However, operating companies income would have increased 5.4% had the acquisition of Nabisco occurred on January 1, 2000, due primarily to higher results from the Company's tobacco and food operations.

Currency movements have decreased operating revenues by $583 million ($346 million, after excluding the impact of currency movements on excise taxes), and operating companies income by $106 million from the first quarter of 2000. Declines in operating revenues and operating companies income are due to the strength of the U.S. dollar against the Euro and certain Central and Eastern European and Asian currencies. Although the Company cannot predict future movements in currency rates, strengthening of the U.S. dollar, primarily against the Euro, if sustained during the remainder of 2001, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 2000.

Interest and other debt expense, net, increased $266 million in the first quarter of 2001 over $185 million in the first quarter of 2000. This increase was due primarily to higher average debt outstanding during the first quarter of 2001, related to the acquisition of Nabisco.

During 2001, the Company's effective tax rate decreased by 1.0 percentage points to 38.0% as the tax rate on foreign operations is expected to be 2.0 percentage points lower than the U.S. statutory rate, versus a 1.0 percentage point difference in 2000. This change primarily reflects the reversal in 2001 of previously accrued taxes for certain foreign jurisdictions where the Company is receiving favorable closings of audits by taxing authorities. Since it is impossible to plan for such audit results, this type of favorability is not anticipated in 2002.

Diluted and basic earnings per share ("EPS") after the cumulative effect of an accounting change, which were $0.80 and $0.81, respectively, for the first quarter of 2001, decreased by 8.0% and 6.9%, respectively, from the first quarter of 2000. Net earnings of $1.8 billion for the first quarter of 2001 decreased $229 million (11.4%) from the comparable period of 2000. After adjusting for the effect of incremental CDC income and excluding the litigation related expense and loss on the sale of a North American food factory, net earnings increased 2.2% to $2.1 billion, diluted EPS increased 6.7% to $0.95 and basic EPS increased 7.9% to $0.96. However, net earnings, diluted EPS, and basic EPS would have increased 10.6%, 15.9% and 15.7%, respectively, had the acquisition of Nabisco occurred on January 1, 2000.

Euro

Twelve of the fifteen member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency -- the Euro. Beginning in January 2002, new Euro-denominated currency (bills and coins) will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the Euro conversion have established and, where required, implemented plans to address the systems and business issues raised by the Euro currency conversion. These issues include, among others: (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the Euro currency is issued in 2002. The Euro conversion has not had, and the Company currently anticipates that it will not have, a material adverse impact on its financial condition or results of operations.

Operating Results by Business Segment

Tobacco

Business Environment

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc., PMI and the Company.

These issues, some of which are more fully discussed below, include pending and threatened smoking and health litigation and certain jury verdicts against PM Inc., including a $74 billion punitive damages verdict in the Engle smoking and health class action case discussed in Note 6. Contingencies ("Note 6"); the civil lawsuit filed by the United States federal government against various cigarette manufacturers and others discussed in Note 6; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to ETS; price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; diversion into the United States market of products intended for sale outside the United States; foreign and United States governmental investigations into illegal cigarette imports; actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; actual and proposed legislation in Congress, the state of New York and other jurisdictions inside and outside the United States to require the establishment of fire-safety standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from tobacco control advocates and unfavorable press reports; and other tobacco legislation that may be considered by Congress, the states and other jurisdictions inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $0.34 per pack of 20 cigarettes and is scheduled to increase to $0.39 per pack on January 1, 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may be as high as $1.88 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels and in many jurisdictions outside the United States.

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

Ingredient Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes. In the United States, the Commonwealth of Massachusetts has enacted legislation to require cigarette manufacturers to report the flavorings and other ingredients used in each brand-style of cigarettes sold in the Commonwealth. Cigarette manufacturers sued to have the statute declared unconstitutional, arguing that it could result in the public disclosure of valuable proprietary information. In September 2000, the district court granted the plaintiffs' motion for summary judgment and permanently enjoined the defendants from requiring cigarette manufacturers to disclose brand-specific information on ingredients in their products. Defendants have appealed the district court's ruling. The ultimate outcome of this lawsuit cannot be predicted. Similar legislation has been enacted or proposed in other states and in jurisdictions outside the United States, including the European Union. Some jurisdictions have enacted or proposed legislation that would require the submission of toxicological information about ingredients and would permit governments to prohibit their use.

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

In 1999, PM Inc. and PMI established web sites that include, among other things, views of public health authorities on smoking, disease causation in smokers, addiction and ETS. In October 2000, the sites were updated to reflect PM Inc.'s and PMI's agreement with the overwhelming medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. Consistent with the Company's position set forth in its October 1997 submission to the United States Senate Judiciary Committee (discussed above), the web sites advise smokers and those considering smoking to rely on the messages of public health authorities in making all smoking-related decisions. The sites further PM Inc.'s and PMI's efforts to implement this position.

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

The World Health Organization's Framework Convention for Tobacco Control: The World Health Organization has begun negotiations regarding a proposed Framework Convention for Tobacco Control. The proposed treaty would require signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers. PM Inc. and PMI have stated that they would support a treaty that member states could consider for ratification, based on the following four principles: (1) smoking-related decisions should be made on the basis of a consistent public health message; (2) effective measures should be taken to prevent minors from smoking; (3) the right of adults to choose to smoke should be preserved; and (4) all manufacturers of tobacco products should compete on a level playing field. The outcome of the treaty negotiations cannot be predicted.

Other Legislative Initiatives: In recent years, various members of the United States Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities, further restrict the advertising of cigarettes, require additional warnings, including graphic warnings, on packages and in advertising, eliminate or reduce the tax deductibility of tobacco advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law, and allow state and local governments to restrict the sale and distribution of cigarettes. Legislative initiatives affecting the regulation of the tobacco industry have also been considered in a number of jurisdictions outside the United States. The European Union has issued a directive on tobacco product regulation that would, among other things, reduce maximum permitted levels of tar, nicotine and carbon monoxide yields, require manufacturers to disclose ingredients and toxicological data on ingredients, require health warnings to cover 30% of the front of a pack of cigarettes and 40% of the back, and prohibit the use on packaging of product descriptions (such as texts, names, trademarks and figurative or other signs) suggesting that a particular tobacco product is less harmful than others. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

In August 2000, New York State enacted legislation that requires the State's Office of Fire Prevention and Control to promulgate by January 1, 2003 fire-safety standards for cigarettes sold in New York. The legislation requires that cigarettes sold in New York stop burning within a time period to be specified by the standards or meet other performance standards set by the Office of Fire Prevention and Control. All cigarettes sold in New York will be required to meet the established standards within 180 days after the standards are promulgated. It is not possible to predict the impact of this law on PM Inc. until the standards are published. Similar legislation is being considered in other states and localities and at the federal level, as well as in jurisdictions outside the United States.

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

Governmental Investigations: PMI and its subsidiary, Philip Morris Duty Free Inc., have received subpoenas requesting documents in connection with an investigation by Canadian authorities into allegations of contraband shipments of cigarettes manufactured in Canada in the early 1990s. In April 2001, the subpoenas were quashed by the United States District Court for the Northern District of New York. However, new subpoenas may be served. While the outcome of this investigation cannot be predicted, PMI and Philip Morris Duty Free Inc. believe they have acted lawfully.

Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions, including the Engle class action case in Florida, in which PM Inc. is a defendant, and a civil health care cost recovery action filed by the United States Department of Justice in September 1999 against domestic tobacco manufacturers and others, including the Company and PM Inc. (See Note 6 for a discussion of such litigation.)

State Settlement Agreements: As discussed in Note 6, during 1997 and 1998, PM Inc. and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry's conduct of its business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following: targeting youth; use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; and free sampling. In addition, the settlement agreements require companies to affirm corporate principles to reduce underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

Operating Results

                                   For the Three Months Ended March 31,
                              ----------------------------------------------
                                                              Operating
                              Operating Revenues           Companies Income
                              ------------------          ------------------
                                               (in millions)
                                2001      2000              2001      2000
                              --------  --------          --------  --------
Domestic tobacco              $  5,922  $  5,446          $    702  $  1,116
International tobacco            6,979     6,998             1,558     1,431
                              --------  --------          --------  --------
  Total tobacco               $ 12,901  $ 12,444          $  2,260  $  2,547
                              ========  ========          ========  ========

Domestic tobacco. During the first quarter of 2001, PM Inc.'s operating revenues increased $476 million (8.7%) over the comparable 2000 period, due primarily to higher pricing ($595 million), partially offset by lower volume ($127 million).

Operating companies income for the first quarter of 2001 decreased $414 million (37.1%) from the comparable 2000 period, due primarily to the 2001 litigation related expense ($500 million), higher marketing, administration and research costs ($259 million, primarily marketing) and lower volume ($97 million), partially offset by price increases, net of cost increases ($424 million).

Shipment volume for the domestic tobacco industry during the first quarter of 2001 decreased to 98.5 billion units, a 3.7% decrease from the first quarter of 2000. PM Inc.'s shipment volume for the first quarter of 2001 was 51.6 billion units, a decrease of 2.3% from the comparable 2000 period. However, after adjusting for changes in trade inventories and other factors, PM Inc. estimates that industry volume declined by 1.0% to 2.0%.

For the first quarter of 2001, PM Inc.'s shipment market share was 52.4%, an increase of 0.8 share points over the comparable period of 2000 due to continued share gains by its premium brands Marlboro, Parliament and Virginia Slims. Marlboro shipment volume decreased 363 million units (0.9%) from the first quarter of 2000 to 39.3 billion units for a 39.9% share of the total industry, an increase of 1.1 share points over the comparable period of 2000. Contributing to this share growth were shipments of Marlboro Milds, which were introduced nationally in April 2000.

Based on shipments, the premium segment accounted for approximately 74.6% of the domestic cigarette industry volume in the first quarter of 2001, an increase of
0.7 share points over the comparable period of 2000. In the premium segment, PM Inc.'s volume decreased 0.8% during the first quarter of 2001, compared with a 2.8% decrease for the industry, resulting in a premium segment share of 62.9%, an increase of 1.2 share points over the first quarter of 2000.

In the discount segment, PM Inc.'s shipments decreased 13.2% to 5.4 billion units in the first quarter of 2001, compared with an industry decrease of 6.3%, resulting in a discount segment share of 21.4%, a decrease of 1.7 share points from the comparable period of 2000. Basic shipment volume for the first quarter of 2001 was down 5.9% to 4.8 billion units, for a 4.9% share of the industry, down 0.1 share points compared to the 2000 period.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail grew 0.4 share points to 50.9% for the first quarter of 2001. The first quarter of 2001 retail share for Marlboro increased 1.0 share point to 38.0%.

In April 2001, PM Inc. announced a price increase of $7.00 per thousand cigarettes on its domestic premium and discount brands. This followed price increases of $7.00 per thousand in December 2000, $3.00 per thousand in July 2000 and $6.50 per thousand in January 2000. Each $1.00 per thousand increase by PM Inc. equates to a $0.02 increase in the price to wholesalers of each pack of twenty cigarettes.

PM Inc. cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments may be materially adversely affected by price increases including those related to tobacco litigation settlements and, if enacted, by increased excise taxes or other tobacco legislation discussed under "Tobacco--Business Environment" above.

International tobacco. During the first quarter of 2001, international tobacco operating revenues, including excise taxes, decreased $19 million (0.3%) from the first quarter of 2000. Excluding excise taxes, operating revenues increased $16 million (0.4%), due primarily to price increases ($81 million), the shift in CDC revenues ($97 million) and higher volume, partially offset by unfavorable currency movements and unfavorable mix.

Operating companies income for the first quarter of 2001 increased $127 million (8.9%) over the comparable 2000 period, due primarily to price increases and favorable costs ($125 million), the shift of CDC income ($59 million), lower fixed manufacturing expenses ($21 million) and higher volume, partially offset by unfavorable currency movements ($86 million) and unfavorable mix. Adjusting for the shift in CDC income, operating companies income of $1,558 million for the first quarter of 2001 increased 4.6% over $1,490 million for the comparable period of 2000.

PMI's volume for the first quarter of 2001 of 179.7 billion units increased 8.7 billion units (5.1%) over the first quarter of 2000. Adjusting for the shift in CDC volume, (the basis of presentation for all following PMI volume disclosures), PMI's volume of 179.7 billion units for the first quarter of 2001 increased 4.5 billion units (2.6%) over the comparable 2000 period, despite unfavorable comparisons with 2000 that included one less trading day in 2001 and distortions in trade purchasing patterns in a number of markets, such as France, Switzerland, the United Kingdom, Poland, the Czech and Slovak Republics, Kazakhstan and Brazil. Volume advanced in a number of important markets, including Italy, Spain, Russia, Ukraine, Japan, Indonesia, Korea and Mexico. PMI recorded market share gains in most of its major markets. Volume and share in Germany were lower due to a significant decline in the vending segment, which disproportionately affected volume due to PMI's large share in that segment, and the growth of trade brands. Volume declined in the Baltics and Kazakhstan due to intense competition in the low price segment. Volume declined in the Philippines, reflecting difficult economic conditions. In Latin America, volume declined due principally to Argentina and Brazil. In Argentina, the total cigarette industry declined due to the weak economy. International volume for Marlboro increased 0.7%, as higher volumes in Indonesia, Italy, Japan, Korea, Mexico, Russia, Spain, Turkey and Ukraine were partially offset by the previously mentioned trade purchasing distortions as well as weakness in Germany and Argentina.

During the first quarter of 2001, the Company increased its interest in its Argentine tobacco subsidiary for an aggregate cost of $220 million, the operating results of which were not material to the consolidated operating results of the Company.

Food

Business Environment

Kraft is the largest branded food and beverage company headquartered in the United States. A wide variety of snacks, beverages, cheese, grocery products and convenient meals are manufactured and marketed in the United States, Canada and Mexico by Kraft's direct subsidiary, Kraft Foods North America, Inc. ("Kraft Foods North America"). Subsidiaries and affiliates of Kraft Foods International, Inc. ("Kraft Foods International"), an indirect subsidiary of Kraft, manufacture and market a wide variety of snacks, beverages, cheese, grocery products and convenient meals in Europe, the Middle East and Africa, as well as the Latin America and Asia Pacific regions. Kraft Foods North America and Kraft Foods International are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade and changing consumer preferences. To confront these challenges, Kraft continues to take steps to build the value of its brands with new product and marketing initiatives, to improve its food business portfolio and to reduce costs.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, particularly dairy, coffee bean and cocoa. Dairy commodity costs on average have been slightly higher than the levels seen in 2000. Cocoa bean prices have also been higher, while coffee bean prices have been lower than 2000.

During the latter part of 2000 and into 2001, energy costs rose in response to higher prices charged for oil and natural gas. However, this increase in energy costs did not have a material adverse effect on operating results.

On December 11, 2000, Kraft acquired all of the outstanding shares of Nabisco for $55 per share in cash. The acquisition has been accounted for as a purchase. Nabisco's balance sheet has been consolidated with the Company's balance sheet since December 31, 2000 and, beginning January 1, 2001, Nabisco's earnings have been included in the consolidated operating results of the Company.

The excess of the purchase price over the estimated fair value of the net assets purchased was approximately $16.8 billion and will be amortized over 40 years by the straight-line method. The allocation of excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals and integration plans have been finalized. Accordingly, revisions to the allocation, which may be significant, will be reported in a future period as increases or decreases to amounts reported as goodwill, other intangible assets (including trade names), deferred income taxes and amortization of goodwill.

Kraft plans to sell a number of Nabisco businesses that do not align strategically with its operations, including Nabisco's Canadian grocery business. Accordingly, the estimated selling prices of these businesses less costs of disposal plus the estimated results of operations through the sales dates, are shown as assets held for sale on the Company's condensed consolidated balance sheets and total $221 million at March 31, 2001. Assets held for sale decreased by $55 million as of March 31, 2001, due primarily to a revision of estimated proceeds from the sales of these businesses. During 2001, Kraft will finalize the Nabisco acquisition balance sheet, including the completion of fair value appraisals of Nabisco's assets. During this process, Kraft will also finalize its plans to integrate the operations of Nabisco. Kraft anticipates closing a number of Nabisco manufacturing facilities. Charges to close these facilities, estimated to be in a range of $500 million to $600 million, will be recorded as adjustments to excess purchase price when plans are finalized and announced to employees.

The integration of Nabisco's operations may result in the closure of several Kraft facilities. During the first quarter of 2001, Kraft sold a North American food factory which resulted in a pre-tax loss of $29 million. Kraft estimates that the closure of Kraft facilities could result in aggregate charges to the 2001 consolidated statements of earnings in the range of $200 million to $300 million. These charges will be recorded when the integration plans have been finalized and announced to employees.

During the first quarter of 2001, Kraft filed a registration statement with the Securities and Exchange Commission for the planned initial public offering ("IPO") of its global food business. If completed as anticipated, the IPO proceeds will be used to retire a portion of the debt incurred as a result of the acquisition of Nabisco.

During the first quarter of 2001, Kraft Foods International purchased coffee businesses in Romania and Morocco and announced the acquisition of a coffee company in Bulgaria. The aggregate cost of these acquisitions will be approximately $80 million. The operating results of these businesses were not material to the consolidated operating results of the Company.

During 2000, Kraft purchased the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, Kraft also acquired Boca Burger, Inc., a privately held manufacturer and marketer of soy-based meat alternatives. The total cost of these acquisitions was $358 million. The operating results of these businesses were not material to the consolidated operating results in any of the periods presented.

During 2000, Kraft Foods North America and Kraft Foods International sold several small international and domestic food businesses. The operating results of businesses divested were not material to consolidated operating results in any of the periods presented.

Operating Results

                                      For the Three Months Ended March 31,
                                ----------------------------------------------
                                                                 Operating
                                Operating Revenues            Companies Income
                                ------------------           -----------------
                                                 (in millions)
                                 2001        2000             2001       2000
                                ------      ------           ------     ------
North American food             $6,282      $4,534           $1,143     $  913
International food               2,085       1,926              239        200
                                ------      ------           ------     ------
Total food                      $8,367      $6,460           $1,382     $1,113
                                ======      ======           ======     ======

North American food. During the first quarter of 2001, operating revenues increased $1.7 billion (38.6%) from the first quarter of 2000, due primarily to the acquisition of Nabisco ($1.6 billion), higher volume ($131 million), and the shift in CDC revenues ($71 million), partially offset by unfavorable product mix ($68 million) and unfavorable currency exchange rates. Adjusting for the shift in CDC revenues and excluding businesses divested since the beginning of 2000, operating revenues increased 36.6%. However, operating revenues would have increased 2.1% had the acquisition of Nabisco occurred on January 1, 2000.

Operating companies income for the first quarter of 2001 increased $230 million (25.2%) from the comparable period of 2000, primarily reflecting the acquisition of Nabisco ($211 million), higher volume ($76 million), higher margins ($58 million, driven by lower manufacturing and commodity-related costs) and the shift in CDC income ($27 million), partially offset by higher marketing, administration and research costs ($78 million, the majority of which related to higher marketing expenses), the pre-tax loss on the sale of a North American food factory ($29 million) and unfavorable product mix ($24 million). Adjusting for the shift in CDC income and excluding the pre-tax loss on the sale of a North American food factory and the impact of businesses divested since the beginning of 2000, operating companies income of $1,172 million for the first quarter of 2001 increased 25.1% over $937 million in the first quarter of 2000. However, operating companies income would have increased 6.5% had the acquisition of Nabisco occurred on January 1, 2000.

Volume for 2001 increased 37.3% over 2000. Excluding the impact of divested businesses and adjusting for the shift in volume related to the CDC, volume increased 35.2% due primarily to the acquisition of Nabisco. In addition, had the acquisition of Nabisco occurred on January 1, 2000 (the basis of presentation of all following Kraft Foods North America volume comparisons), volume would have increased 3.3%. In Cheese, Meals and Enhancers, volume increased due primarily to higher volume in dinners, rice, salad dressings and cream cheese, partially offset by lower food service business, lower processed cheese shipments and the discontinuation of lower-margin, non-branded cheese products. Volume also increased in Biscuits, Snacks and Confectionery, driven primarily by new biscuit and confectionery products, partially offset by lower shipments of salty snacks. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily from the strength of ready-to-drink beverages and coffee. In Oscar Mayer and Pizza, volume increased due primarily to hot dogs, bacon, luncheon meats, soy-based meat alternatives and frozen pizza, partially offset by lower shipments of lunch combinations. Lower lunch combinations volume was due primarily to the timing of shipments.

International food. Operating revenues for the first quarter of 2001 increased $159 million (8.3%) over the first quarter of 2000. Adjusting for the shift in CDC revenues and excluding the operating revenues of divested businesses since the beginning of 2000, operating revenues increased $179 million (9.4%), due primarily to the acquisition of Nabisco ($287 million) and higher volume ($31 million), partially offset by unfavorable currency movements ($157 million). However, operating revenues would have decreased 4.4% from the comparable 2000 period had the acquisition of Nabisco occurred on January 1, 2000, due primarily to unfavorable currency movements.

Operating companies income for the first quarter of 2001 increased $39 million (19.5%) from the first quarter of 2000. Adjusting for the shift in CDC income and excluding the operating companies income of divested businesses since the beginning of 2000, operating companies income increased $34 million (16.6%), due primarily to the acquisition of Nabisco ($18 million), higher volume ($22 million) and lower marketing, administration and research costs ($15 million), partially offset by unfavorable currency ($18 million). However, operating companies income would have increased 8.6% had the acquisition of Nabisco occurred on January 1, 2000.

Volume for the first quarter of 2001 increased 38.0% over 2000. Excluding the impact of divested businesses and adjusting for the shift in volume related to the CDC, volume increased 37.8% due primarily to the acquisition of Nabisco. However, volume would have increased 3.3% had the acquisition of Nabisco occurred on January 1, 2000.

In Europe, Middle East and Africa, volume increased slightly over the first quarter of 2000, as gains in the developing markets of Central and Eastern Europe and growth in many Western European markets were mostly offset by lower volume in Germany and lower canned meats volume in Italy. In beverages, coffee volume was lower due to Germany, which was affected by reduced trade purchases in anticipation of lower coffee prices. Snacks volume increased, driven by confectionery and salty snacks. Cheese volume grew, driven primarily by cream cheese in Italy, Belgium and Spain and process cheese in the United Kingdom and Spain. In grocery, lower ketchup volume in Germany was partially offset by higher spoonable dressing sales in Spain and Greece.

Volume increased in the Latin American and Asia Pacific regions driven by gains across most categories. Beverages volume increased due primarily to refreshment beverages volume growth, including powdered soft drinks in Brazil, China, the Philippines and Argentina and juice concentrate in Brazil. Snacks volume increased, driven primarily by higher biscuit volume in Brazil and China. In confectionery, volume grew in Asia Pacific due to chewy candy in China and Southeast Asia. Cheese volume increased driven primarily by cream cheese in Australia, Japan and the Caribbean, and process cheese in Australia and the Philippines. Grocery volume was higher, due primarily to higher shipments of spoonable dressings in the Philippines.

Beer

Operating Results

Three Months Ended March 31

Miller's operating revenues for the first quarter of 2001 decreased $53 million (5.1%) from the first quarter of 2000. Excluding the operating revenues of businesses divested since the beginning of 2000, operating revenues decreased $25 million (2.5%), due primarily to lower volume ($51 million), partially offset by higher pricing ($28 million). Operating companies income for the first quarter of 2001 decreased $29 million (19.0%) from the first quarter of 2000. Excluding the operating companies income of businesses divested since the beginning of 2000, operating companies income decreased by $28 million (18.4%), due primarily to lower volume ($23 million) and higher marketing, administration and research costs ($15 million, primarily marketing expenses), partially offset by higher pricing ($14 million).

Miller's domestic shipment volume of 9.4 million barrels for the first quarter of 2001 decreased 7.5% from the comparable 2000 period, partially reflecting Miller's continuing efforts to reduce distributor inventories. Excluding the impact of businesses divested since the beginning of 2000, total domestic shipment volume was down 5.3%. Domestic shipments of premium/near-premium brands decreased across most brands from 2000. Domestic shipments of below-premium products also decreased on lower shipments across most brands. Excluding the impact of businesses divested since the beginning of 2000, total wholesalers' sales to retailers decreased 6.3% from the comparable 2000 period, reflecting lower retail sales of Miller Lite, Miller Genuine Draft, Miller High Life, Icehouse and Milwaukee's Best.

Financial Services

Philip Morris Capital Corporation's ("PMCC") financial services operating revenues and operating companies income for the first quarter of 2001 increased $8 million (8.7%) and $6 million (10.3%), respectively, over the comparable 2000 period. These increases were due primarily to new leasing and structured finance investments.

Financial Review

Net Cash Provided by Operating Activities

During the first quarter of 2001, net cash provided by operating activities was $557 million compared with $3.3 billion in the comparable 2000 period. The decrease was due primarily to the timing of payments for tobacco litigation settlement agreements and an increase in inventories.

Net Cash Used in Investing Activities

During the first quarter of 2001, net cash used in investing activities was $634 million, down from $751 million in 2000. The decrease primarily reflects less cash used for acquisitions. During the first quarter of 2000, the Company purchased Boca Burger, Inc. and Balance Bar Co. for an aggregate purchase price of $358 million. During the first quarter of 2001, the Company purchased an additional interest in an Argentine tobacco subsidiary and coffee businesses in Romania and Morocco for an aggregate cost of $255 million.

Net Cash Used in Financing Activities

During 2001, net cash of $458 million was used in financing activities, compared with $3.4 billion used in financing activities during 2000. This difference was due primarily to net proceeds from the issuance of debt of $1.4 billion for the first three months of 2001, compared with net debt repayments of $1.3 billion in 2000.

Debt and Liquidity

The Company's total debt (consumer products and financial services) was $30.5 billion and $29.1 billion at March 31, 2001 and December 31, 2000, respectively. Total consumer products debt was $28.6 billion and $27.2 billion at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001 and December 31, 2000, the Company's ratio of consumer products debt to total equity was 1.93 and 1.81, respectively. The ratio of total debt to total equity was 2.05 and 1.94 at March 31, 2001 and December 31, 2000, respectively. In 2001,

Kraft plans to undertake an IPO of less than 20% of its common stock. If completed as anticipated, the IPO proceeds will be used to retire a portion of the debt incurred to acquire Nabisco.

The Company and its subsidiaries maintain credit facilities with a number of lending institutions, amounting to approximately $19.1 billion. Certain of these facilities, used to support commercial paper borrowings, are available for acquisitions and other corporate purposes and require the maintenance of a fixed charges coverage ratio. The Company's credit facilities include a $9.0 billion, 364-day revolving credit facility, entered into in October 2000, in connection with the acquisition of Nabisco, and a term revolving credit facility for $8.0 billion. The term revolving credit facility expires in October 2002 and enables the Company to reclassify short-term debt on a long-term basis. At March 31, 2001, $7.0 billion of short-term borrowings that the Company intends to refinance were reclassified as long-term debt. The Company may continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

As discussed in Note 6. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among PM Inc., certain other defendants and the plaintiffs that provides that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. will place $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. PM Inc. will also place an additional $500 million into a separate interest-bearing escrow account which, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, the Company has recorded a $500 million pre-tax charge in the consolidated statement of earnings for the quarter ended March 31, 2001. The $1.2 billion escrow account has been included in the March 31, 2001 consolidated balance sheet as an increase to other assets and a corresponding increase to other accrued liabilities. Interest income on the $1.2 billion escrow account will be recorded as earned in the Company's consolidated statement of earnings. The Company expects to use additional short-term borrowings to fund the $1.7 billion of total payments into the escrow accounts.

As discussed in Note 6, PM Inc., along with other domestic tobacco companies, has entered into tobacco litigation settlement agreements that require the domestic tobacco industry to make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as an additional $250 million each year from 2001 through 2003. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, PM Inc. records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

As part of the Master Settlement Agreement ("MSA"), the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM Inc., and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (in 2001, $400 million; 2002 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer's relative market share. PM Inc. records its portion of these payments as part of cost of sales as product is shipped.

As discussed above under "Tobacco -- Business Environment," the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of the Company, PM Inc. and PMI.

Equity and Dividends

During the first quarter of 2001 and 2000, the Company repurchased 21.5 million and 45.2 million shares, respectively, of its common stock at a cost of $1.0 billion and $921 million, respectively. During the first quarter of 2001, the Company completed its previously announced three-year $8 billion dollar share repurchase program and announced a new three-year $10 billion dollar share repurchase program. At March 31, 2001, cumulative repurchases under the $10 billion authority totaled 6.5 million shares at an aggregate cost of $301 million.

Dividends paid in the first quarter of 2001 and 2000 were $1.2 billion and $1.1 billion, respectively. During the third quarter of 2000, the Company's Board of Directors approved a 10.4% increase in the current quarterly dividend rate to $0.53 per share. As a result, the present annualized dividend rate is $2.12 per share.

Market Risk

The Company is exposed to market risk, primarily related to foreign exchange rates, commodity prices and interest rates. These exposures are actively monitored by management. To manage these exposures, the Company enters into a variety of derivative financial instruments. The Company's objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates, foreign currency rates and commodity prices. It is the Company's policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. Since the Company uses currency rate-sensitive, commodity price-sensitive and interest rate-sensitive instruments to hedge a certain portion of its existing and forecasted transactions, the Company expects that any loss in value for the hedge instruments generally would be offset by increases in the value of the underlying transactions. The Company does not use derivative financial instruments for speculative purposes.

Foreign exchange rates. The Company is exposed to foreign exchange movements, primarily in European, Japanese and other Asian and Latin American currencies. Consequently, it enters into various contracts, which change in value as foreign currency exchange rates fluctuate, to preserve the value of commitments and forecasted transactions. The Company uses foreign currency option and forward contracts to hedge certain transaction exposures and forecasted foreign currency cash flows. The Company also enters into short-term foreign currency swap contracts, primarily to hedge intercompany transactions denominated in foreign currencies. At March 31, 2001 and December 31, 2000, the Company had option and forward foreign currency exchange contracts, principally for the Japanese yen, the Euro, the British pound and the Swiss franc with an aggregate notional amount of $2.8 billion and $5.8 billion, respectively, for both the purchase and/or sale of foreign currencies.

The Company also seeks to protect its foreign currency net asset exposure, primarily the Swiss franc, through the use of foreign-currency denominated debt or currency swap agreements. At March 31, 2001 and December 31, 2000, the notional amounts of currency swap agreements aggregated $2.2 billion and $2.3 billion, respectively.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's food businesses. Accordingly, the Company enters into commodity future, forward and option contracts to manage fluctuations in prices of forecasted purchases, primarily cheese, coffee, cocoa, milk, sugar, wheat, corn and, beginning in 2000, energy. At March 31, 2001 and December 31, 2000, the Company had net long commodity positions of $601 million and $617 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at March 31, 2001 and December 31, 2000.

Interest rates. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At March 31, 2001, the Company had interest rate swap agreements which converted $102 million of fixed rate debt to variable rate debt of which $29 million will mature in 2003 and $73 million will mature in 2004.

                               -------------------

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at March 31, 2001 and December 31, 2000, or the Company's results of operations for the three months ended March 31, 2001 or the year ended December 31, 2000.

                               -------------------

Contingencies

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive losses, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive losses will be included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change that reduced net earnings by $6 million, net of income taxes of $3 million and decreased accumulated other comprehensive losses by $15 million, net of income taxes of $8 million.

During the quarter ended March 31, 2001, accumulated other comprehensive losses decreased by $17 million, which represented gains of $47 million due to hedging transactions, which were offset by $30 million reclassified from accumulated other comprehensive losses to the consolidated statement of earnings.

The Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in cost of sales and in marketing, administration and research costs on the consolidated statement of earnings will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements. In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the Company's understanding of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing, and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Each of the Company's consumer products subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios, in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity. In addition, PMI, Kraft Foods International and Kraft Foods North America are subject to the effects of foreign economies and the related shifts in consumer preferences and currency movements. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          See Note 6. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company's annual meeting of stockholders was held in Richmond, Virginia on April 26, 2001. 1,784,368,694 shares of Common Stock, 80.9% of outstanding shares, were represented in person or by proxy.

          The following thirteen directors were elected to a one-year term expiring in 2002:


                                                        Number of Shares
                                              ---------------------------------
                                                   For                Withheld
                                              --------------        -----------
Elizabeth E. Bailey                            1,774,687,994         9,680,700
Geoffrey C. Bible                              1,775,059,179         9,309,515
Harold Brown                                   1,773,970,113        10,398,581
Jane Evans                                     1,742,626,529        41,742,165
J. Dudley Fishburn                             1,774,807,727         9,560,967
Robert E. R. Huntley                           1,774,367,367        10,001,327
Billie Jean King                               1,771,129,608        13,239,086
Rupert Murdoch                                 1,694,538,247        89,830,447
John D. Nichols                                1,774,500,740         9,867,954
Lucio A. Noto                                  1,775,078,346         9,290,348
John S. Reed                                   1,774,428,762         9,939,932
Carlos Slim Helu                               1,743,723,352        40,645,342
Stephen M. Wolf                                1,774,505,129         9,863,565

          The selection of PricewaterhouseCoopers LLP as independent accountants was approved: 1,762,690,283 shares voted in favor; 11,364,409 shares voted against and 10,314,002 shares abstained (including broker non-votes).

          The six stockholder proposals were defeated:

Stockholder Proposal 1 - Environmental Tobacco Smoke: 100,585,391 shares voted in favor; 1,415,034,352 shares voted against and 268,748,951 shares abstained (including broker non-votes).

Stockholder Proposal 2 - Ensuring That Tobacco Ads Are Not Youth-Friendly:
120,639,693 shares voted in favor; 1,417,985,172 shares voted against and 245,743,829 shares abstained (including broker non-votes).

Stockholder Proposal 3 - Phase Out Genetically Engineered Food: 42,030,536 shares voted in favor; 1,487,399,428 shares voted against and 254,938,730 shares abstained (including broker non-votes).

Stockholder Proposal 4 - Stop Funding Smoking Related Research Using Live
Animals: 32,574,410 shares voted in favor; 1,456,515,176 shares voted against and 295,279,108 shares abstained (including broker non-votes).

Stockholder Proposal 5 - Inform Consumers About the Risks of Smoking: 87,417,120 shares voted in favor; 1,411,580,169 shares voted against and 285,371,405 shares abstained (including broker non-votes).

Stockholder Proposal 6 - Global Human Rights Standards: 92,552,654 shares voted in favor; 1,404,636,918 shares voted against and 287,179,122 shares abstained (including broker non-votes).

Item 6.      Exhibits and Reports on Form 8-K.

(a)    Exhibits

         12 Statement regarding computation of ratios of earnings to fixed charges.

         99.1     Certain Pending Litigation Matters and Recent Developments.

         99.2     Trial Schedule for Certain Cases.


(b) Reports on Form 8-K. The Registrant filed (i) a Current Report on Form 8-K on January 31, 2001 containing the Registrant's consolidated financial statements for the year ended December 31, 2000; (ii) a Current Report on Form 8-K/A on February 22, 2001 amending the Current Report on Form 8-K filed on December 22, 2000 related to the acquisition of Nabisco; (iii) a Current Report on Form 8-K on March 16, 2001 covering Item 9 (Regulation FD Disclosure) which related to the filing of a Form S-1 Registration Statement for the planned initial public offering of Kraft Foods Inc. Class A common stock; (iv) a Current Report on Form 8-K on May 2, 2001 covering Item 9 (Regulation FD Disclosure) which related to the filing of Amendment No. 1 to a Form S-1 Registration Statement for the planned initial public offering of Kraft Foods Inc. Class A common stock; (v) a Current Report on Form 8-K on May 8, 2001 covering Item 5 (Other Events) which related to the trial court approval of a Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters between Philip Morris Incorporated and the plaintiffs and the plaintiff class in the Engle smoking and health class action in Florida; and (vi) a Current Report on Form 8-K on May 11, 2001 covering Item 9 (Regulation FD Disclosure) which related to the filing of Amendment No. 2 to a Form S-1 Registration Statement for the planned initial public offering of Kraft Foods Inc. Class A common stock.

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

                      May 11, 2001