Form 10-Q
period 2001-06-30
PHILIP MORRIS COMPANIES INC
filed 2001-08-14
CIK 764180

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

             At July 31, 2001, there were 2,184,758,112 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.


                                TABLE OF CONTENTS


                                                                                     Page No.
PART I -       FINANCIAL INFORMATION


Item 1.        Financial Statements (Unaudited).

               Condensed Consolidated Balance Sheets at
                      June 30, 2001 and December 31, 2000                             3 - 4

               Condensed Consolidated Statements of Earnings for the
                      Six Months Ended June 30, 2001 and 2000                           5
                      Three Months Ended June 30, 2001 and 2000                         6

               Condensed Consolidated Statements of Stockholders'
                      Equity for the Year Ended December 31, 2000 and the
                      Six Months Ended June 30, 2001                                    7

               Condensed Consolidated Statements of Cash Flows for the
                      Six Months Ended June 30, 2001 and 2000                         8 - 9

               Notes to Condensed Consolidated Financial Statements                  10 - 29

Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                           30 - 50

PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings.                                                       51

Item 6.        Exhibits and Reports on Form 8-K.                                        51

Signature                                                                               52

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                      June 30,       December 31,
                                                       2001             2000
                                                      -------        ------------
ASSETS
Consumer products
  Cash and cash equivalents                           $   395          $   937

  Receivables (less allowances of
    $207 and $199)                                      5,329            5,019

  Inventories:
    Leaf tobacco                                        3,612            3,749
    Other raw materials                                 1,968            1,721
    Finished product                                    3,144            3,295
                                                      -------          -------
                                                        8,724            8,765

  Other current assets                                  2,283            2,517
                                                      -------          -------

   Total current assets                                16,731           17,238

  Property, plant and equipment, at cost               25,103           24,906
    Less accumulated depreciation                      10,039            9,603
                                                      -------          -------
                                                       15,064           15,303
  Goodwill and other intangible assets
    (less accumulated amortization of
     $6,854 and $6,319)                                33,041           33,090

  Assets held for sale                                    240              276
  Other assets                                          5,923            4,758
                                                      -------          -------

    Total consumer products assets                     70,999           70,665

Financial services
  Finance assets, net                                   8,241            8,118
  Other assets                                            227              284
                                                      -------          -------

    Total financial services assets                     8,468            8,402
                                                      -------          -------

      TOTAL ASSETS                                    $79,467          $79,067
                                                      =======          =======



            See notes to condensed consolidated financial statements.


                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)



                                                      June 30,       December 31,
                                                       2001             2000
                                                      -------        ------------
LIABILITIES
Consumer products
  Short-term borrowings                               $   416          $ 3,166
  Current portion of long-term debt                     4,869            5,775
  Accounts payable                                      2,758            3,787
  Accrued marketing                                     2,931            3,082
  Accrued taxes, except income taxes                    1,818            1,436
  Employment costs                                        899            1,317
  Accrued settlement charges                            3,219            2,724
  Other accrued liabilities                             3,575            2,572
  Income taxes                                          1,615              914
  Dividends payable                                     1,166            1,176
                                                      -------          -------

    Total current liabilities                          23,266           25,949

  Long-term debt                                       13,338           18,255
  Deferred income taxes                                 1,914            1,827
  Accrued postretirement health care costs              3,326            3,287
  Minority interest                                     3,884              302
  Other liabilities                                     6,825            7,015
                                                      -------          -------

    Total consumer products liabilities                52,553           56,635

Financial services
  Short-term borrowings                                   354            1,027
  Long-term debt                                        1,455              899
  Deferred income taxes                                 4,941            4,838
  Other liabilities                                       629              663
                                                      -------          -------

 Total financial services liabilities                   7,379            7,427
                                                      -------          -------

    Total liabilities                                  59,932           64,062

Contingencies (Note 7)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                         935              935
  Additional paid-in capital                            4,365
  Earnings reinvested in the business                  35,182           33,481
  Accumulated other comprehensive losses (including
    currency translation of $3,018 and $2,864)         (3,101)          (2,950)
                                                      -------          -------
                                                       37,381           31,466
  Less cost of repurchased stock
      (616,108,665 and 597,064,937 shares)            (17,846)         (16,461)
                                                      -------          -------

    Total stockholders' equity                         19,535           15,005
                                                      -------          -------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $79,467          $79,067
                                                      =======          =======


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                                 -------------------------
                                                                                    2001          2000
                                                                                  --------      --------
  Operating revenues                                                              $ 45,547      $ 40,884

  Cost of sales                                                                     16,824        14,820

  Excise taxes on products                                                           8,696         8,871
                                                                                  --------      --------

           Gross profit                                                             20,027        17,193

  Marketing, administration and research costs                                      11,950         9,610

  Amortization of goodwill                                                             506           293
                                                                                  --------      --------

           Operating income                                                          7,571         7,290

  Interest and other debt expense, net                                                 889           378
                                                                                  --------      --------

           Earnings before income taxes and minority interest                        6,682         6,912

  Provision for income taxes                                                         2,526         2,672
                                                                                  --------      --------

       Earnings before minority interest and cumulative effect of
          accounting change                                                          4,156         4,240

  Minority interest in earnings                                                         82            60
                                                                                  --------      --------

       Earnings before cumulative effect of accounting change                        4,074         4,180

  Cumulative effect of accounting change                                                (6)
                                                                                  --------      --------

           Net earnings                                                           $  4,068      $  4,180
                                                                                  ========      ========

  Per share data:

    Basic earnings per share before cumulative effect of
        accounting change                                                         $   1.86      $   1.82
    Cumulative effect of accounting change                                           (0.01)
                                                                                  --------      --------
    Basic earnings per share                                                      $   1.85      $   1.82
                                                                                  ========      ========

    Diluted earnings per share before cumulative effect of
        accounting change                                                         $   1.83      $   1.82
    Cumulative effect of accounting change
                                                                                  --------      --------
    Diluted earnings per share                                                    $   1.83      $   1.82
                                                                                  ========      ========

     Dividends declared                                                           $   1.06      $   0.96
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

                                                             For the Three Months Ended
                                                                      June 30,
                                                             --------------------------
                                                                 2001         2000
                                                              ---------     -------
Operating revenues                                              $23,188     $20,844

Cost of sales                                                     8,599       7,517

Excise taxes on products                                          4,319       4,421
                                                                -------     -------

         Gross profit                                            10,270       8,906

Marketing, administration and research costs                      5,813       4,979

Amortization of goodwill                                            253         147
                                                                -------     -------

         Operating income                                         4,204       3,780

Interest and other debt expense, net                                438         193
                                                                -------     -------

         Earnings before income taxes and minority interest       3,766       3,587

Provision for income taxes                                        1,431       1,388
                                                                -------     -------

         Earnings before minority interest                        2,335       2,199

Minority interest in earnings                                        47          28
                                                                -------     -------

         Net earnings                                           $ 2,288     $ 2,171
                                                                =======     =======

Per share data:

  Basic earnings per share                                      $  1.04     $  0.96
                                                                =======     =======

  Diluted earnings per share                                    $  1.03     $  0.95
                                                                =======     =======

   Dividends declared                                           $  0.53     $  0.48
                                                                =======     =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 2000 and
                       the Six Months Ended June 30, 2001
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                               Accumulated Other
                                                                               Comprehensive Losses
                                                                        ----------------------------------
                                                    Addi-   Earnings                                                   Total
                                                    tional  Reinvested  Currency                          Cost of      Stock-
                                         Common     Paid-in in the      Translation                       Repurchased  holders'
                                         Stock      Capital Business    Adjustments   Other     Total     Stock        Equity
                                         ------     ------- --------    -----------   -----     -----     -----------  --------
  Balances, January 1, 2000               $ 935    $   -       $29,556    $(2,056)    $  (52)   $(2,108)  $(13,078)    $15,305

  Comprehensive earnings:
   Net earnings                                                  8,510                                                   8,510
   Other comprehensive losses,
     net of income taxes:
      Currency translation adjustments                                       (808)                 (808)                  (808)
      Additional minimum pension
        liability                                                                        (34)       (34)                   (34)
                                                                                                                       -------
   Total other comprehensive losses                                                                                       (842)
                                                                                                                       -------
  Total comprehensive earnings                                                                                           7,668
                                                                                                                       -------

  Exercise of stock options and
   issuance of other stock awards                                  (37)                                        217         180
  Cash dividends
   declared ($2.02 per share)                                   (4,548)                                                 (4,548)
  Stock repurchased                                                                                         (3,600)     (3,600)
                                          -----    ------      -------    -------    -------    -------   --------     -------

  Balances, December 31, 2000               935        -        33,481     (2,864)       (86)    (2,950)   (16,461)     15,005


  Comprehensive earnings:
   Net earnings                                                  4,068                                                   4,068
   Other comprehensive losses,
     net of income taxes:
      Currency translation adjustments                                       (533)                 (533)                  (533)
      Change in fair value of
         derivatives accounted for
         as hedges                                                                        (4)        (4)                    (4)
                                                                                                                       -------
    Total other comprehensive losses                                                                                      (537)
                                                                                                                       -------
  Total comprehensive earnings                                                                                           3,531
                                                                                                                       -------

  Exercise of stock options and
   issuance of other stock awards                                  (35)                                        615         580
  Cash dividends
   declared ($1.06 per share)                                   (2,332)                                                 (2,332)
  Stock repurchased                                                                                         (2,000)     (2,000)
  Sale of Kraft Foods Class A
    common stock                                    4,365                     379          7        386                  4,751
                                          -----    ------      -------    -------    -------    -------   --------     -------

  Balances, June 30, 2001                 $ 935    $4,365      $35,182    $(3,018)   $   (83)   $(3,101)  $(17,846)    $19,535
                                          =====    ======      =======    =======    =======    =======   ========     =======


Total comprehensive earnings, which represents net earnings partially offset by currency translation adjustments and change in fair value of derivatives, were $1,896 million and $1,911 million, respectively, for the quarters ended June 30, 2001 and 2000, and $3,726 million for the first six months of 2000.


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                         For the Six Months Ended
                                                                June 30,
                                                         ------------------------
                                                            2001          2000
                                                           -------      -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings  - Consumer products                          $ 3,984      $ 4,100
              - Financial services                              84           80
                                                           -------      -------

        Net earnings                                         4,068        4,180
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Cumulative effect of accounting change                         6
  Depreciation and amortization                              1,163          861
  Deferred income tax provision                                296          674
  Loss on sale of a North American food factory                 29
  Gains on sales of businesses                                  (8)         (35)
  Cash effects of changes, net of the effects
     from acquired and divested companies:
    Receivables, net                                          (439)        (523)
    Inventories                                                (54)         762
    Accounts payable                                          (999)        (881)
    Income taxes                                               884          219
    Accrued liabilities and other current assets              (357)         458
  Other                                                       (169)         (79)
Financial services
  Deferred income tax benefit                                  103           93
  Other                                                        103          120
                                                           -------      -------

        Net cash provided by operating activities            4,626        5,849
                                                           -------      -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                                        (790)        (700)
  Purchases of businesses, net of acquired cash               (354)        (358)
  Proceeds from sales of  businesses                             9           51
  Other                                                         41            8
Financial services
  Investments in finance assets                               (305)        (394)
  Proceeds from finance assets                                 105           18
                                                           -------      -------

        Net cash used in investing activities               (1,294)      (1,375)
                                                           -------      -------


            See notes to condensed consolidated financial statements.

                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                          For the Six Months Ended
                                                                 June 30,
                                                          ------------------------
                                                             2001         2000
                                                           -------      -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net repayment of short-term borrowings                   $(7,148)     $  (475)
  Long-term debt proceeds                                       47           66
  Long-term debt repaid                                     (1,287)      (1,379)
Financial services
  Net (repayment) issuance of short-term borrowings           (673)         723
  Long-term debt proceeds                                      557

Repurchase of Philip Morris common stock                    (1,971)      (1,807)
Dividends paid                                              (2,342)      (2,229)
Issuance of Philip Morris common stock                         592           29
Issuance of Kraft Foods Class A common stock                 8,443
Other                                                          (85)         (83)
                                                           -------      -------

  Net cash used in financing activities                     (3,867)      (5,155)
                                                           -------      -------

Effect of exchange rate changes on cash and
  cash equivalents                                              (7)        (195)
                                                           -------      -------

Cash and cash equivalents:

  Decrease                                                    (542)        (876)

  Balance at beginning of period                               937        5,100
                                                           -------      -------


  Balance at end of period                                 $   395      $ 4,224
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

Certain prior years' amounts have been reclassified to conform with the current year's presentation.

Note 2.  Kraft Foods Inc. Initial Public Offering:

Prior to June 13, 2001, Kraft Foods Inc. ("Kraft") was a wholly-owned subsidiary of the Company. On June 13, 2001, Kraft completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. The Company used the IPO proceeds, net of the underwriting discount and expenses, of $8.4 billion to retire a portion of the debt incurred to finance the acquisition of Nabisco Holdings Corp. ("Nabisco"). After the IPO, the Company owns approximately 83.9% of the outstanding shares of Kraft's capital stock through the Company's ownership of 49.5% of Kraft's outstanding Class A common stock and 100% of Kraft's Class B common stock. Kraft's Class A common stock has one vote per share while Kraft's Class B common stock has ten votes per share. Therefore, the Company holds 97.7% of the combined voting power of Kraft's outstanding common stock. As a result of the IPO, an adjustment of $8.4 billion to the carrying amount of the Company's investment in Kraft has been reflected on the Company's condensed consolidated balance sheet as an increase to additional paid-in capital of $4.4 billion (net of the recognition of cumulative currency translation adjustments and other comprehensive losses) and minority interest of $3.7 billion.

Note 3.  Recently Adopted Accounting Standards:

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS No. 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive losses, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive losses are included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change that reduced net earnings by $6 million, net of income taxes of $3 million, and decreased accumulated other comprehensive losses by $15 million, net of income taxes of $8 million.

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

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Japanese yen, Swiss franc and the Euro. The effective portion of unrealized gains and losses associated with forward contracts and the value of option contracts are deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

The Company uses commodity forward contracts, as cash flow hedges, primarily for coffee, cocoa, milk, cheese and wheat. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and energy. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of the statement. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive losses and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

The Company uses foreign currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to foreign denominated debt. These swaps convert fixed-rate foreign denominated debt to fixed-rate debt denominated in the functional currency of the issuing entity. Foreign currency swap agreements are accounted for as cash flow hedges.

The Company also uses certain foreign-denominated debt instruments as net investment hedges of foreign operations. During the six months and quarter ended June 30, 2001, gains of $8 million, net of income taxes of $4 million, and gains of $3 million, net of income taxes of $2 million, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive losses within currency translation adjustments.

During the six months and quarter ended June 30, 2001, ineffectiveness related to cash flow hedges was not material. The Company is hedging forecasted transactions for periods not exceeding the next twelve months and expects all amounts reported in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within that time frame.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Hedging activity affected accumulated other comprehensive losses during the six months and the three months ended June 30, 2001 as follows:

                                                     For the Six Months Ended            For the Three Months Ended
                                                           June 30, 2001                        June 30, 2001
                                                 ---------------------------------    ---------------------------------
(in millions)
      Balance at beginning of period                         $      -                              $     32

      Impact of adoption                                           15

      Derivative gains transferred to earnings                    (52)                                  (22)

      Change in fair value                                         33                                   (14)
                                                              -------                               -------
      Balance as of June 30, 2001                             $    (4)                              $    (4)
                                                              =======                               =======


The Company does not engage in trading or other speculative use of financial instruments. Derivative gains reported in accumulated other comprehensive losses are a result of qualifying hedging activity and transfers of these gains from accumulated other comprehensive losses to earnings are offset by losses on the underlying hedged activity.

Note 4.  Acquisitions and Divestitures:

Nabisco:

On December 11, 2000, through Kraft, the Company acquired all of the outstanding shares of Nabisco for $55 per share in cash. The acquisition has been accounted for as a purchase. Nabisco's balance sheet has been consolidated with the Company's balance sheet since December 31, 2000 and, beginning January 1, 2001, Nabisco's earnings have been included in the consolidated operating results of the Company.

Had the acquisition of Nabisco occurred on January 1, 2000, pro forma operating revenues, net earnings, basic earnings per share and diluted earnings per share would have been as follows:

                                                             For the Six Months Ended              For the Three Months Ended
(in millions, except per share data)                               June 30, 2000                         June 30, 2000
                                                        ----------------------------------    ---------------------------------
      Operating revenues                                              $44,649                               $22,717
                                                                      =======                               =======
      Net earnings                                                    $ 3,911                               $ 2,053
                                                                      =======                               =======
      Basic earnings per share                                        $  1.70                               $  0.90
                                                                      =======                               =======
      Diluted earnings per share                                      $  1.70                               $  0.90
                                                                      =======                               =======

The pro forma results do not give effect to any synergies expected to result from the merger of Nabisco's operations with those of Kraft; to the use of Kraft's IPO proceeds to repay a portion of the debt used to acquire

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Nabisco; or to minority interest in Kraft had the IPO occurred at the beginning of the periods presented. Accordingly, the pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, 2000, nor are they necessarily indicative of future consolidated results.

The excess of the purchase price over the estimated fair value of the net assets purchased was approximately $16.9 billion and is currently being amortized over 40 years by the straight-line method, pending the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which will eliminate a substantial portion of the amount of goodwill to be amortized. The allocation of excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals and integration plans have been finalized. Accordingly, revisions to the allocation, which may be significant, will be reported in a future period as increases or decreases to amounts reported as goodwill, assets held for sale, other intangible assets (including trade names), deferred income taxes and amortization of goodwill.

Kraft plans to sell a number of Nabisco businesses that do not align strategically with its operations. Accordingly, the estimated selling prices of these businesses, less costs of disposal, plus the estimated results of operations through the estimated sales dates, are shown as assets held for sale on the Company's condensed consolidated balance sheets and total $240 million at June 30, 2001. Assets held for sale at June 30, 2001, decreased by $36 million from December 31, 2000, due primarily to a revision of estimated proceeds from the sales of these businesses, partially offset by additional businesses to be sold. During 2001, Kraft will finalize the Nabisco acquisition balance sheet, including the completion of fair value appraisals of Nabisco's assets. During this process, Kraft will also finalize its plans to integrate the operations of Nabisco. Kraft anticipates closing a number of Nabisco manufacturing facilities. Charges to close these facilities, estimated to be in a range of $500 million to $600 million, will not be recorded in the Company's consolidated statement of earnings, but as adjustments to excess purchase price on the consolidated balance sheet when plans are finalized and announced to employees.

The integration of Nabisco's operations may result in the closure of several Kraft facilities. During the first quarter of 2001, Kraft sold a North American food factory which resulted in a pre-tax loss of $29 million. Kraft estimates that the closure of Kraft facilities could result in aggregate charges to the Company's consolidated statement of earnings over the next twelve months in the range of $200 million to $300 million. These charges will be recorded when the integration plans have been finalized and announced to employees.

Other Acquisitions and Divestitures:

During 2001, Kraft purchased coffee businesses in Romania, Morocco and Bulgaria. The aggregate cost of these acquisitions was $80 million. In addition, the Company increased its ownership interest in its Argentine tobacco subsidiary for an aggregate cost of $220 million. The operating results of these businesses were not material to the consolidated operating results of the Company in any of the periods presented.

During 2000, Kraft purchased the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, Kraft also acquired Boca Burger, Inc., a privately held manufacturer and marketer of soy-based meat alternatives. The total cost of these acquisitions was $358 million. The operating results of these businesses were not material to the consolidated operating results of the Company in any of the periods presented.

During 2001 and 2000, Kraft sold several small international and domestic food businesses. The operating results of businesses divested were not material to consolidated operating results of the Company in any of the periods presented.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 5.  Earnings Per Share:

Basic and diluted earnings per share ("EPS") were calculated using the following:

                                                                              For the Six Months Ended
                                                                                     June 30,
                                                                          --------------------------------
                                                                            2001                    2000
                                                                           ------                  ------
                                                                                    (in millions)
Earnings before cumulative effect of accounting change                     $4,074                  $4,180
Cumulative effect of accounting change                                         (6)
                                                                           ------                  ------
Net earnings                                                               $4,068                  $4,180
                                                                           ======                  ======

Weighted average shares for basic EPS                                       2,196                   2,294

Plus incremental shares from conversions:
  Restricted stock and stock rights                                             6                       2
  Stock options                                                                24                       3
                                                                           ------                  ------

Weighted average shares for diluted EPS                                     2,226                   2,299
                                                                           ======                  ======




                                                                             For the Three Months Ended
                                                                                     June 30,
                                                                          --------------------------------
                                                                            2001                    2000
                                                                           ------                  ------
                                                                                    (in millions)
Net earnings                                                               $2,288                  $2,171
                                                                           ======                  ======

Weighted average shares for basic EPS                                       2,191                   2,273

Plus incremental shares from conversions:
  Restricted stock and stock rights                                             6                       2
  Stock options                                                                24                       5
                                                                           ------                  ------

Weighted average shares for diluted EPS                                     2,221                   2,280
                                                                           ======                  ======

For the six months ended June 30, 2000 and the three months ended June 30, 2000, options on 87 million and 83 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. The number of shares excluded from the 2001 calculations was not material.

Note 6.  Segment Reporting:

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

The Company's management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of goodwill. Interest and other debt expense, net, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


measure of segment profitability reviewed by the Company's management. During the fourth quarter of 2000, managerial responsibility for the Company's food operations in Mexico and Puerto Rico was transferred from the international food segment to the North American food segment. Accordingly, all prior period amounts have been reclassified to reflect the transfer.

Reportable segment data were as follows:

                                                                         For the Six Months Ended
                                                                                  June 30,
                                                                     --------------------------------
                                                                      2001                     2000
                                                                     -------                  -------
                                                                              (in millions)
Operating revenues:
    Domestic tobacco                                                 $12,347                  $11,152
    International tobacco                                             13,732                   13,799
    North American food                                               12,800                    9,443
    International food                                                 4,259                    3,991
    Beer                                                               2,198                    2,300
    Financial services                                                   211                      199
                                                                     -------                  -------
         Total operating revenues                                    $45,547                  $40,884
                                                                     =======                  =======

Operating companies income:
    Domestic tobacco                                                 $ 2,085                  $ 2,390
    International tobacco                                              2,906                    2,741
    North American food                                                2,496                    1,942
    International food                                                   537                      456
    Beer                                                                 292                      346
    Financial services                                                   140                      127
                                                                     -------                  -------
         Total operating companies income                              8,456                    8,002
    Amortization of goodwill                                            (506)                    (293)
    General corporate expenses                                          (379)                    (419)
                                                                     -------                  -------
         Total operating income                                        7,571                    7,290
    Interest and other debt expense, net                                (889)                    (378)
                                                                     -------                  -------
         Total earnings before income taxes
           and minority interest                                     $ 6,682                  $ 6,912
                                                                     =======                  =======


                                                                        For the Three Months Ended
                                                                                  June 30,
                                                                     --------------------------------
                                                                      2001                     2000
                                                                     -------                  -------
                                                                              (in millions)
Operating revenues:
    Domestic tobacco                                                 $ 6,425                  $ 5,706
    International tobacco                                              6,753                    6,801
    North American food                                                6,518                    4,909
    International food                                                 2,174                    2,065
    Beer                                                               1,207                    1,256
    Financial services                                                   111                      107
                                                                     -------                  -------
         Total operating revenues                                    $23,188                  $20,844
                                                                     =======                  =======

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                                                                        For the Three Months Ended
                                                                                  June 30,
                                                                     --------------------------------
                                                                      2001                     2000
                                                                     -------                  -------
                                                                              (in millions)
Operating companies income:
    Domestic tobacco                                                  $1,383                   $1,274
    International tobacco                                              1,348                    1,310
    North American food                                                1,353                    1,029
    International food                                                   298                      256
    Beer                                                                 168                      193
    Financial services                                                    76                       69
                                                                      ------                   ------
         Total operating companies income                              4,626                    4,131
    Amortization of goodwill                                            (253)                    (147)
    General corporate expenses                                          (169)                    (204)
                                                                      ------                   ------
         Total operating income                                        4,204                    3,780
    Interest and other debt expense, net                                (438)                    (193)
                                                                      ------                   ------
         Total earnings before income taxes
          and minority interest                                       $3,766                   $3,587
                                                                      ======                   ======


As discussed in Note 7. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account which, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, the Company recorded a $500 million pre-tax charge in the consolidated statement of earnings for the quarter ended March 31, 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account has been included in the June 30, 2001 consolidated balance sheet as an increase to other assets and a corresponding increase to other accrued liabilities. Interest income on the $1.2 billion escrow account will be recorded as earned in the Company's consolidated statement of earnings.

During the first quarter of 2001, the Company sold a North American food factory which resulted in a pre-tax loss of $29 million.

Note 7.  Contingencies:

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

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, class action suits alleging that the use of the terms "Lights" and "Ultra Lights" constitute deceptive and unfair trade practices, various antitrust suits and suits by foreign governments seeking to recover damages for taxes lost as a result of the allegedly illegal importation of cigarettes into their jurisdictions. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. In July 2000, a jury in a Florida smoking and health class action returned a punitive damages award of approximately $74 billion against PM Inc. (see discussion of Engle case below). Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery and certain other actions pending as of August 1, 2001, and discusses certain developments in such cases since May 14, 2001.

As of August 1, 2001, there were approximately 1,500 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some instances, the Company, compared with approximately 390 such cases on August 1, 2000, and approximately 425 such cases on August 1, 1999. Approximately 1,250 of these cases are pending before a single West Virginia state court in a consolidated proceeding. An estimated ten of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS"). In addition, approximately 3,000 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

As of August 1, 2001, there were an estimated 28 smoking and health purported class actions pending in the United States against PM Inc. and, in some cases, the Company (including eight that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 35 such cases on August 1, 2000, and approximately 55 such cases on August 1, 1999. Some of these actions purport to constitute statewide class actions and were filed after May 1996, when the United States Court of Appeals for the Fifth Circuit, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

As of August 1, 2001, (excluding the cases covered by the 1998 Master Settlement Agreement discussed below), there were an estimated 52 health care cost recovery actions, including the suit discussed below under "Federal Government's Lawsuit" filed by the United States government, pending in the United States against PM Inc. and in some instances, the Company, pending in the United States compared with approximately 50 such cases pending on August 1, 2000, and 80 such cases on August 1, 1999. In addition, health care cost recovery actions are pending in Israel, the Marshall Islands, the Province of British Columbia, Canada and France (in a case brought by a local agency of the French social security health insurance system).

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 69 smoking and health cases brought on behalf of individuals (Argentina (46), Brazil (12), Czech Republic (1), Egypt (1), Ireland (1), Israel (1), Italy (3), Japan (1), the Philippines (1), Scotland (1) and Spain (1)), compared with approximately 45 such cases on

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


August 1, 2000 and 35 such cases on August 1, 1999. In addition, there are 12 smoking and health putative class actions pending outside the United States (Brazil (2), Canada (4), Israel (2), and Spain (4)), compared with 10 such cases on August 1, 2000.

Federal Government's Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers and others, including PM Inc. and the Company, asserting claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer ("MSP") provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. PM Inc. and the Company, moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government's MCRA and MSP claims, but permitted discovery to proceed on the government's claims for equitable relief under RICO. In October 2000, the government moved for reconsideration of the trial court's order to the extent that it dismissed the MCRA claims for health care costs paid pursuant to government health benefit programs other than Medicare and the Federal Employees Health Benefits Act. In February 2001, the government filed an amended complaint attempting to replead the MSP claim. In July 2001, the court denied the government's motion for reconsideration of the dismissal of the MCRA claims and dismissed the government's amended MSP claim. In addition, in February 2001, two Native American tribes moved for permission to intervene in the case seeking to recover costs spent on providing health care to tribal members. In May 2001, the court denied the tribes' motion to intervene, and the tribes have appealed. Trial of the case is scheduled for July 2003.

In June 2001, representatives of the Department of Justice invited the defendants, including PM Inc. and the Company, to participate in settlement discussions. A meeting with representatives of the Department of Justice was held in July 2001. PM Inc. and the Company cannot predict whether discussions will continue or the outcome of any such discussions. The Company and PM Inc. believe that they have a number of valid defenses to the lawsuit and will continue to vigorously defend it.

Recent Industry Trial Results

During the last two years, several jury verdicts have been returned in tobacco-related litigation.

In June 2001, a California jury awarded a smoker with lung cancer approximately $5.5 million in compensatory damages, and $3 billion in punitive damages against PM Inc. In August 2001, the court reduced the punitive damages award to $100 million and granted defendants' motion for a new trial solely on the issue of punitive damages in the event that the plaintiff does not accept the reduced punitive damages award, and PM Inc. intends to appeal. In June 2001, a New York jury awarded $6.8 million in compensatory damages against PM Inc.
and a total of $11 million against four other defendants to a Blue Cross and Blue Shield plan seeking reimbursement of health care expenditures allegedly caused by tobacco products; defendants' post-trial motions challenging the verdict and plaintiff's and defendants' motions for entry of judgment are pending, although the court has indicated its intent to enter judgment in the case. In May 2001, a New Jersey jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case. In April 2001, a Florida jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case brought by a flight attendant claiming personal injuries from ETS. Plaintiff

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


has filed post-trial motions challenging the jury's verdict. In March 2001, a Texas jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. In February 2001, a South Carolina jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. In January 2001, a mistrial was declared in a case in New York in which an asbestos manufacturer's personal injury settlement trust sought contribution or reimbursement from cigarette manufacturers, including PM Inc., for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and in June 2001, the trust announced that it would not retry the case. In January 2001, a New York jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case.

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

In July 2000, a Mississippi jury returned a verdict in favor of defendant in an individual smoking and health case. Plaintiffs' post-trial motions challenging the verdict were denied, and plaintiffs have appealed. In June 2000, a New York jury returned a verdict in favor of all defendants, including PM Inc., in another individual smoking and health case, and plaintiffs have appealed the verdict. In March 2000, a California jury awarded a former smoker with lung cancer $1.72 million in compensatory damages against PM Inc. and another cigarette manufacturer, and $10 million in punitive damages against PM Inc. as well as an additional $10 million against the other defendant. PM Inc. is appealing the verdict and damages award.

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

Plaintiffs had previously indicated that they believe the bond cap legislation is unconstitutional and might seek to challenge the $100 million bond. If the bond were found to be invalid, it would be commercially impossible for PM Inc. to post a bond in the full amount of the judgment and, absent appellate relief, PM Inc. would not be able to stay any attempted execution of the judgment in Florida. PM Inc. and the Company will take all appropriate steps to seek to prevent this worst-case scenario from occurring. In May 2001, the trial court approved a stipulation (the "Stipulation") among PM Inc., certain other defendants, plaintiffs and the plaintiff class that provides that execution or enforcement of the punitive damages component of the Engle judgment will remain stayed against PM Inc. and the other participating defendants through the completion of all judicial review. As a result of the Stipulation and in addition to the $100 million bond it previously posted, PM Inc. placed $1.2 billion into an interest-bearing escrow account for the benefit of the Engle class. Should PM Inc. prevail in its appeal of the case, both amounts are to be returned to PM Inc. PM Inc. also placed an additional $500 million into a separate interest-bearing escrow account for the benefit of the Engle class. If PM Inc. prevails in its appeal, this amount will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. In connection with this Stipulation, the Company recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001.

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

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Pending and Upcoming Trials

Trial is currently underway in Louisiana in a smoking and health class action in which PM Inc. is a defendant and in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs.

In September 2001, trial is scheduled to begin in West Virginia in a smoking and health class action in which PM Inc. is a defendant and in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs. Also in September 2001, trials are scheduled to begin in New York and Ohio in two individual smoking and health cases in which PM Inc. is a defendant. In October 2001, trial is scheduled to begin in New York in an individual smoking and health case in which PM Inc. is a defendant. In November 2001, trial is scheduled to begin in Texas in a case in which PM Inc. is a defendant and in which plaintiff alleges personal injury caused by a fire allegedly started by a lit cigarette.

As set forth in Exhibit 99.2 hereto, additional cases against PM Inc. and, in some instances, the Company, are scheduled for trial through the end of 2002, including one purported smoking and health class action and a purported Lights/Ultra Lights class action (discussed below) and an estimated 21 individual smoking and health cases, including a consolidated trial of approximately 1,250 individual smoking and health cases scheduled to begin in March 2002 in West Virginia. In addition, excluding the cases discussed above, approximately an estimated 17 cases involving flight attendants' claims for personal injuries from ETS are currently scheduled for trial during 2001 and 2002, including four trials scheduled to begin in October 2001. Cases against other tobacco companies are also scheduled for trial through the end of 2001. Trial dates, however, are subject to change.


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

The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and, thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as additional annual payments of $250 million through 2003. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, PM Inc. records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

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

In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of August 1, 2001, smoking and health putative class actions were pending in Alabama, California, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Michigan, Missouri, Nevada, New Mexico, New York, North Carolina, Tennessee, Texas, Utah, West Virginia and the District of Columbia, as

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


well as in Brazil, Canada, Israel and Spain. Class certification has been denied or reversed by courts in 28 smoking and health class actions involving PM Inc. in Arkansas, the District of Columbia, Illinois (2), Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (4), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin, while classes remain certified in the Engle case in Florida (discussed above), two cases in California and in cases in Louisiana and West Virginia in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs for class members. Some of the decisions denying or granting plaintiffs' motions for class certification are on appeal. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class.

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

Although there have been some decisions to the contrary, most courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In addition, eight federal circuit courts of appeals, the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia circuits, as well as the Tennessee intermediate appellate court, relying primarily on grounds that plaintiffs' claims were too remote, have affirmed dismissals of, or reversed trial courts that had refused to dismiss, health care cost recovery actions. In January 2000, the United States Supreme Court refused to consider plaintiffs' appeals from the cases decided by the courts of appeals for the Second, Third and Ninth circuits.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Excluding cases covered by the MSA, as of August 1, 2001, there were an estimated 52 health care cost recovery cases pending in the United States against PM Inc. and in some instances, the Company, including the case filed by the United States government, which is discussed above under "Federal Government's Lawsuit."

The cases brought in the United States include actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Canada, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela,
10 Brazilian states and 11 Brazilian cities and a group of Argentine unions.
The actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 10 Brazilian states and 11 Brazilian cities were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. The court has remanded the cases of Venezuela, Ecuador and two Brazilian states to state court in Florida, and defendants have appealed. Subsequent to remand, the Ecuador case was voluntarily dismissed. The district court dismissed the cases brought by Guatemala, Nicaragua, Ukraine, and the Province of Ontario, and plaintiffs appealed. In May 2001, the United States Court of Appeals for the District of Columbia Circuit affirmed the district court's dismissals of the cases brought by Guatemala, Nicaragua and Ukraine. In January 2001, the Superior Court of the District of Columbia dismissed the suit brought by the Argentine unions, and plaintiffs have appealed. In addition to cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands, the Province of British Columbia, Canada and France, and other entities have stated that they are considering filing such actions.

In March 1999, in the first health care cost recovery case to go to trial, the jury returned a verdict in favor of defendants on all counts. In June 2001, a New York jury returned a verdict awarding $6.83 million in compensatory damages against PM Inc. and a total of $11 million against four other defendants in a health care cost recovery action brought by a Blue Cross and Blue Shield plan; defendants' post-trial motions challenging the verdict and plaintiffs' and defendants' motion for entry of judgment are currently pending, although the court has indicated its intent to enter judgment in the case.

                    Certain Other Tobacco-Related Litigation

Asbestos Contribution Cases: As of August 1, 2001, an estimated 20 suits were pending on behalf of former asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars. In January 2001, a mistrial was declared in an asbestos contribution case in New York; the case was dismissed in June 2001 after plaintiff announced that it would not retry the case.

Lights/Ultra Lights Cases: As of August 1, 2001, there were nine putative class actions pending against PM Inc. and the Company, in Florida, Illinois, Massachusetts, Missouri, New Jersey, Ohio (2), Pennsylvania and Tennessee, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. These cases allege, in connection with the use of the term "Lights" and/or "Ultra Lights," among other things, deceptive and unfair trade practices and unjust enrichment, and seek injunctive and equitable relief, including restitution. In February 2001, an Illinois state court granted plaintiff's motion for class certification, and trial in this case is scheduled for May 2002. During the first quarter of 2001, plaintiffs voluntarily dismissed cases in state court in Florida and New York. In July 2001, an Arizona court refused to certify a class.

Retail Leaders Case: Three domestic tobacco manufacturers have filed suit against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleges that

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes unlawful monopolization. In addition to an injunction, plaintiffs seek unspecified treble damages, attorneys' fees, costs and interest. In June 1999, the court issued a preliminary injunction enjoining PM Inc. from prohibiting retail outlets that participate in the program at one of the levels from installing competitive permanent signage in any section of the "industry fixture" that displays or holds packages of cigarettes manufactured by a firm other than PM Inc., or requiring those outlets to allocate a percentage of cigarette-related permanent signage to PM Inc. greater than PM Inc.'s market share. The court also enjoined PM Inc. from prohibiting retailers participating in the program from advertising or conducting promotional programs of cigarette manufacturers other than PM Inc. The preliminary injunction does not affect any other aspect of the Retail Leaders program. In May 2001, the court denied plaintiffs' motion alleging that PM Inc. had violated the preliminary injunction. In July 2001, one plaintiff moved to modify and expand the preliminary injunction. PM Inc. intends to oppose the motion.

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM Inc. has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys' fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs' motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM Inc.'s motion for summary judgment and dismissed, with prejudice, the claims of ten plaintiffs whose cases had previously been set for trial in November 2000. The claims of the remaining plaintiffs have been stayed pending disposition of the ten claims previously scheduled for trial.

Tobacco Price Cases: As of August 1, 2001, there were 38 putative class actions pending against PM Inc. and other domestic tobacco manufacturers as well as, in certain instances, the Company and PMI alleging that the defendants conspired to fix cigarette prices in violation of antitrust laws. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products and the remaining 31 were filed in 14 states and the District of Columbia by retail purchasers of tobacco products. The seven federal class actions have been consolidated. In November 2000, the court hearing the consolidated cases granted in part and denied in part defendants' motion to dismiss portions of the consolidated complaint. The court has certified a class of plaintiffs who made direct purchases between February 1996 and February 2000. In June 2001, the court granted defendants' motion to dismiss the fraudulent concealment allegations in the complaint. The cases are listed in Exhibit 99.1.

Tobacco Growers' Case: In February 2000, a suit was filed on behalf of a purported class of tobacco growers and quota-holders and amended complaints were filed in May 2000 and in August 2000. The second amended complaint alleges that defendants, including PM Inc., violated antitrust laws by bid-rigging and allocating purchases at tobacco auctions and by conspiring to undermine the tobacco quota and price-support program administered by the federal government. In October 2000, defendants filed motions to dismiss the amended complaint and to transfer the case, and plaintiffs filed a motion for class certification. In November 2000, the court granted defendants' motion to transfer the case to the United States District Court for the Middle District of North Carolina. In December 2000, plaintiffs served a motion for leave to file a third amended complaint to add tobacco leaf buyers as defendants. This motion was granted and the additional parties were served in February 2001. In March 2001, the leaf buyer defendants filed a motion to dismiss the case. In June 2001, the manufacturing and leaf buying defendants filed a joint memorandum in opposition to plaintiffs' motion for class certification. In July 2001, the court denied the manufacturer and leaf buyer defendants' motions to dismiss the case.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Cigarette Importation Cases: As of August 1, 2001, the European Community, various Departments of Colombia, Ecuador, Belize and Honduras had filed suits in the United States against the Company and certain of its subsidiaries, including PM Inc. and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into the plaintiff jurisdictions in an effort to evade taxes. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive relief. In January 2001, the Company and certain subsidiaries moved to dismiss the complaints filed in the European Community and Colombia cases on the grounds of lack of standing, failure to join indispensable parties, and failure to state a claim for relief. In July 2001, the court dismissed the complaint filed by the European Community for lack of standing while noting that the ruling is not applicable to suits that the European Community's member states may choose to file, and in August 2001, the European Community and ten member states refiled the complaint. Also, in July 2001, the Company and certain subsidiaries moved to dismiss the complaint filed by Ecuador.

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

                              Certain Other Actions

National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that Kraft, its subsidiaries and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and unspecified treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted Kraft's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling, and plaintiffs have petitioned the Wisconsin Supreme Court for further review. Kraft's motions to dismiss were granted in the cases pending in Illinois state court and in the United States District Court for the Central District of California. Appellate courts have reversed and remanded both cases for further proceedings. No classes have been certified in any of the cases.

Italian Tax Matters: One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of alleged unpaid taxes assessed to date is the Italian lira equivalent of $2.0 billion. In addition, the Italian lira equivalent of $3.0 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned all of the assessments. The decisions to overturn 169 assessments have been appealed by the tax authorities to the regional appellate court in Milan. To date, the regional appellate court has rejected 51 of the appeals filed by the tax authorities. The tax authorities have appealed 45 of the 51 decisions of the regional appellate court to the Italian Supreme Court. Six of the 51 decisions were not appealed and are now final. In a separate proceeding in October 1997, a Naples court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. In December 2000, the Milan prosecutor took certain procedural steps that may indicate his intention to recommend that charges be pursued against certain of these present and former officers and directors. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                                 --------------

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties. Unfavorable verdicts awarding compensatory and punitive damages against PM Inc. have been returned in several individual smoking and health cases and in the Engle smoking and health class action case and are being appealed. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation, and the Company has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. The present legislative and litigation environment is substantially uncertain, and it is possible that the Company's business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal or state tobacco legislation. The Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to all litigation pending against it, as well as valid bases for appeal of adverse verdicts against it. All such cases are, and will continue to be, vigorously defended. However, the Company and its subsidiaries may enter into discussions in an attempt to settle particular cases if they believe it is in the best interests of the Company's stockholders to do so.

Note 8. Recently Issued Accounting Pronouncements:

The Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in cost of sales and in marketing, administration and research costs on the consolidated statement of earnings will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform with the new requirements. In addition, in April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, the Company will no longer

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


be required to amortize goodwill and certain other intangible assets as a charge to earnings. In addition, the Company will be required to review goodwill and other intangible assets for potential impairment. The Company is currently in the process of quantifying the impact of the new standards. However, the Company anticipates that substantially all amortization of goodwill as a charge to earnings will be eliminated.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

For the Six Months Ended June 30,


                                                          Operating Revenues
                                                       ------------------------
                                                            (in millions)
                                                         2001            2000
                                                       -------          -------
Domestic tobacco                                       $12,347          $11,152
International tobacco                                   13,732           13,799
North American food                                     12,800            9,443
International food                                       4,259            3,991
Beer                                                     2,198            2,300
Financial services                                         211              199
                                                       -------          -------
  Operating revenues                                   $45,547          $40,884
                                                       =======          =======


                                                           Operating Income
                                                       ------------------------
                                                            (in millions)
                                                         2001            2000
                                                       -------          -------
Domestic tobacco                                        $2,085           $2,390
International tobacco                                    2,906            2,741
North American food                                      2,496            1,942
International food                                         537              456
Beer                                                       292              346
Financial services                                         140              127
                                                        ------           ------
  Operating companies income                             8,456            8,002

Amortization of goodwill                                  (506)            (293)
General corporate expenses                                (379)            (419)
                                                        ------           ------
  Operating income                                      $7,571           $7,290
                                                        ======           ======


For the Three Months Ended June 30,

                                                           Operating Revenues
                                                       ------------------------
                                                            (in millions)
                                                         2001            2000
                                                       -------          -------
Domestic tobacco                                       $ 6,425          $ 5,706
International tobacco                                    6,753            6,801
North American food                                      6,518            4,909
International food                                       2,174            2,065
Beer                                                     1,207            1,256
Financial services                                         111              107
                                                       -------          -------
  Operating revenues                                   $23,188          $20,844
                                                       =======          =======

For the Three Months Ended June 30,

                                                           Operating Income
                                                       ------------------------
                                                            (in millions)
                                                         2001            2000
                                                       -------          -------
Domestic tobacco                                        $1,383           $1,274
International tobacco                                    1,348            1,310
North American food                                      1,353            1,029
International food                                         298              256
Beer                                                       168              193
Financial services                                          76               69
                                                        ------           ------
  Operating companies income                             4,626            4,131

Amortization of goodwill                                  (253)            (147)
General corporate expenses                                (169)            (204)
                                                        ------           ------
  Operating income                                      $4,204           $3,780
                                                        ======           ======


Results of Operations for the Six Months Ended June 30, 2001

Operating revenues for the first six months of 2001 increased $4.7 billion (11.4%) over 2000, due primarily to the Company's acquisition of Nabisco Holdings Corp. ("Nabisco") and higher domestic tobacco revenues. The operating revenue comparison for the first six months was affected by approximately $225 million of incremental sales made during the fourth quarter of 1999, as the Company's customers planned for potential business failures related to the Century Date Change ("CDC"). These incremental CDC sales would have normally been made during the first quarter of 2000. Including the incremental CDC revenues in the first quarter of 2000, and excluding the revenues of businesses divested since the beginning of 2000, operating revenues for the first six months of 2001 increased $4.6 billion (11.3%) over the first six months of 2000. However, operating revenues would have increased 2.2% over the first six months of 2000 had the acquisition of Nabisco occurred on January 1, 2000.

Operating income for the first six months of 2001 increased $281 million (3.9%) over the comparable 2000 period. The operating income comparison was affected by the following unusual items:

 .  Litigation Related Expense - As discussed in Note 7. Contingencies, on May 7,
   2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account which, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, the Company recorded a $500 million pre-tax charge in the consolidated statement of earnings for the first six months of 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. Interest income on the $1.2 billion escrow account will be recorded as earned in the Company's consolidated statement of earnings.

 . Sale of Food Factory - The Company sold a North American food factory during the first quarter of 2001 resulting in a pre-tax loss of $29 million, that was recorded in the North American food segment. The integration of Nabisco into Kraft Foods Inc. ("Kraft") may result in the closure of additional Kraft facilities. The Company estimates that these closures could result in aggregate charges of $200 million to $300 million, which will be recorded as expense in the Company's consolidated statements of earnings over the next twelve months in the period when plans are finalized and announced to employees.

The operating income comparison was also affected by approximately $100 million of operating income from the previously mentioned incremental CDC sales. Including the incremental CDC income in 2000 and excluding the 2001 litigation related expense, the pre-tax loss on the sale of a North American food factory and the results from operations divested since the beginning of 2000, operating income for the first six months of 2001 increased $738 million (10.0%) over the first six months of 2000, due primarily to higher operating income from the Company's food and tobacco operations, partially offset by higher goodwill amortization relating to the acquisition of Nabisco. Operating income would have increased 6.7% had the acquisition of Nabisco occurred on January 1, 2000.

Operating companies income, which is defined as operating income before general corporate expenses and amortization of goodwill, increased $454 million (5.7%) over the first six months of 2000, due primarily to the Nabisco acquisition, partially offset by the 2001 litigation related expense. Including the impact of the incremental CDC income in 2000 and excluding the 2001 litigation related expense, the pre-tax loss on the sale of a North American food factory and the results from operations divested since the beginning of 2000, operating companies income increased $911 million (11.3%). Operating companies income would have increased 5.5% had the acquisition of Nabisco occurred on January 1, 2000, due primarily to higher results from the Company's tobacco and food operations.

Currency movements have decreased operating revenues by $1.2 billion ($780 million, after excluding the impact of currency movements on excise taxes) and operating companies income by $283 million from the first six months of 2000. Declines in operating revenues and operating companies income are due to the strength of the U.S. dollar against the Euro and certain Central and Eastern European and Asian currencies. Although the Company cannot predict future movements in currency rates, the strength of the U.S. dollar, primarily against the Euro, if sustained during the remainder of 2001, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 2000.

Interest and other debt expense, net, of $889 million for the first six months of 2001 increased $511 million over $378 million for the first six months of 2000. This increase was due primarily to higher average debt outstanding during the first six months of 2001, related to the acquisition of Nabisco. On June 13, 2001, Kraft completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock. The IPO proceeds, net of the underwriting discount, of $8.4 billion were used to retire a portion of the debt incurred as a result of the Nabisco acquisition.

During 2001, the Company's effective tax rate decreased by 0.9 percentage points to 37.8% as the tax rate on foreign operations is expected to be 2.0 percentage points lower than the U.S. statutory rate, versus a 1.0 percentage point difference in 2000. This change primarily reflects the reversal in 2001 of previously accrued taxes for certain foreign jurisdictions where the Company is receiving favorable closings of audits by taxing authorities. Since it is impossible to plan for such audit results, this type of favorability is not anticipated in 2002.

Diluted and basic earnings per share ("EPS") after the cumulative effect of an accounting change, of $1.83 and $1.85, respectively, for the first six months of 2001, increased by 0.5% and 1.6%, respectively, over the first six months of 2000. Net earnings of $4.1 billion for the first six months of 2001 decreased $112 million (2.7%) from the comparable period of 2000. After adjusting for the effect of incremental CDC income and excluding the litigation related expense and the loss on the sale of a North American food factory, net earnings increased 3.8% to $4.4 billion, diluted EPS increased 7.6% to $1.98 and basic EPS increased 8.1% to $2.00. Net earnings, diluted EPS and basic EPS would have increased 10.8%, 14.5% and 15.6%, respectively, had the acquisition of Nabisco occurred on January 1, 2000.

Results of Operations for the Three Months Ended June 30, 2001

Operating revenues for the second quarter of 2001 increased $2.3 billion (11.2%) over 2000, due primarily to the Company's acquisition of Nabisco and higher domestic tobacco revenues. Excluding the revenues of businesses divested since the beginning of 2000, operating revenues for the second quarter of 2001 increased $2.4 billion (11.8%) over the second quarter of 2000. Operating revenues would have increased 2.8% over the second quarter of 2000 had the acquisition of Nabisco occurred on January 1, 2000.

Operating income for the second quarter of 2001 increased $424 million (11.2%) from the comparable 2000 period. Excluding the results from operations divested since the beginning of 2000, operating income for the second quarter of 2001 increased $439 million (11.7%) over the second quarter of 2000, due primarily to higher operating income from the Company's food and tobacco operations, partially offset by higher goodwill amortization relating to the acquisition of Nabisco. Operating income would have increased 7.2% had the acquisition of Nabisco occurred on January 1, 2000.

Operating companies income, which is defined as operating income before general corporate expenses and amortization of goodwill, increased $495 million (12.0%) over the second quarter of 2000, due primarily to higher operating income from the Company's tobacco operations, the Nabisco acquisition and higher volume in the Kraft food businesses. Excluding the results from operations divested since the beginning of 2000, operating companies income increased $510 million (12.4%). Operating companies income would have increased 5.6% had the acquisition of Nabisco occurred on January 1, 2000, due primarily to higher results from the Company's tobacco and food operations.

Currency movements have decreased operating revenues by $641 million ($434 million, after excluding the impact of currency movements on excise taxes), and operating companies income by $177 million from the second quarter of 2000. Declines in operating revenues and operating companies income are due to the strength of the U.S. dollar against the Euro and certain Central and Eastern European and Asian currencies. Although the Company cannot predict future movements in currency rates, the strength of the U.S. dollar, primarily against the Euro, if sustained during the remainder of 2001, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 2000.

Interest and other debt expense, net, of $438 million for the second quarter of 2001 increased $245 million over $193 million for the second quarter of 2000. This increase was due primarily to higher average debt outstanding during the second quarter of 2001, related to the acquisition of Nabisco.

Diluted and basic EPS which were $1.03 and $1.04, respectively, for the second quarter of 2001, increased by 8.4% and 8.3%, respectively, over the second quarter of 2000. Net earnings of $2.3 billion for the second quarter of 2001 increased $117 million (5.4%) from the comparable period of 2000. Net earnings, diluted EPS, and basic EPS would have increased 11.0%, 14.4% and 14.3%, respectively, had the acquisition of Nabisco occurred on January 1, 2000.

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

These issues, some of which are more fully discussed below, include pending and threatened smoking and health litigation and certain jury verdicts against PM Inc., including a $74 billion punitive damages verdict in the Engle smoking and health class action case discussed in Note 7. Contingencies ("Note 7") and punitive damages awards in individual smoking and health cases discussed in Note 7; the civil lawsuit filed by the United States federal government against various cigarette manufacturers and others discussed in Note 7; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to ETS; price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; diversion into the United States market of products intended for sale outside the United States; governmental investigations; actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; actual and proposed legislation in Congress, the state of New York and other jurisdictions inside and outside the United States to require the establishment of fire-safety standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from tobacco control advocates and unfavorable press reports; and other tobacco legislation that may be considered by Congress, the states and other jurisdictions inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. The United States federal excise tax on cigarettes is currently $0.34 per pack of 20 cigarettes and is scheduled to increase to $0.39 per pack on January 1, 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may be as high as $1.90 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels and in many jurisdictions outside the United States.

In the opinion of PM Inc. and PMI, increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, could result in volume declines for the cigarette industry, including PM Inc. and PMI, and might cause sales to shift from the premium segment to the discount segment.

Tar and Nicotine Test Methods and Brand Descriptors: In September 1997, the Federal Trade Commission ("FTC") issued a request for public comment on its proposed revision of its "tar" and nicotine test methodology and reporting procedures established by a 1970 voluntary agreement among domestic cigarette manufacturers. In February 1998, PM Inc. and three other domestic cigarette manufacturers filed comments on the proposed revisions. In November 1998, the FTC wrote to the Department of Health and Human Services requesting its assistance in developing specific recommendations on the future of the FTC's program for testing the "tar," nicotine and carbon monoxide content of cigarettes. The Department has not yet published its recommendations.

Jurisdictions around the world have questioned the utility of standardized test methods to measure tar and nicotine yields of cigarettes. In addition, public health authorities in the United States and in foreign jurisdictions have called for the prohibition of the use of brand descriptors such as "Lights" and "Ultra Lights".

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

Ingredient Disclosure Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes. In the United States, the Commonwealth of Massachusetts has enacted legislation to require cigarette manufacturers to report the flavorings and other ingredients used in each brand-style of cigarettes sold in the Commonwealth. Cigarette manufacturers sued to have the statute declared unconstitutional, arguing that it could result in the public disclosure of valuable proprietary information. In September 2000, the district court granted the plaintiffs' motion for summary judgment and permanently enjoined the defendants from requiring cigarette manufacturers to disclose brand-specific information on ingredients in their products. Defendants have appealed the district court's ruling. The ultimate outcome of this lawsuit cannot be predicted. Similar legislation has been enacted or proposed in other states and in jurisdictions outside the United States, including the European Union. In the European Union, tobacco companies must disclose the use of, and provide toxicological information about, all ingredients by October 2002. Other jurisdictions have enacted or proposed legislation that would require the submission of toxicological information about ingredients and would permit governments to prohibit their use.

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

In 1999, PM Inc. and PMI established web sites that include, among other things, views of public health authorities on smoking, disease causation in smokers, addiction and ETS. In October 2000, the sites were updated to reflect PM Inc.'s and PMI's agreement with the overwhelming medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The web sites advise smokers, and those considering smoking, to rely on the messages of public health authorities in making all smoking-related decisions. The sites further PM Inc.'s and PMI's efforts to implement this position.

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

Other Legislative Initiatives: In recent years, various members of the United States Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities, further restrict the advertising of cigarettes, require additional warnings, including graphic warnings, on packages and in advertising, eliminate or reduce the tax deductibility of tobacco advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law, and allow state and local governments to restrict the sale and distribution of cigarettes. Legislative initiatives affecting the regulation of the tobacco industry have also been considered in a number of jurisdictions outside the United States. The European Union has issued a directive on tobacco product regulation that would, among other things, reduce maximum permitted levels of tar, nicotine and carbon monoxide yields, require manufacturers to disclose ingredients and toxicological data on ingredients, require health warnings to cover at least 30% of the front of a pack of cigarettes and at least 40% of the back, and prohibit the use on packaging of product descriptions (such as texts, names, trademarks and figurative or other signs) suggesting that a particular tobacco product is less harmful than others. The European Union's member states are in the process of drafting and adopting legislation that will implement the provisions of the directive. The European Commission is also considering a new directive that would further restrict tobacco marketing and advertising in the European Union. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

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

Governmental Investigations: In June 2001, the competition authorities in Italy and Turkey initiated separate investigations into business activities among participants in the cigarette markets of those countries. The order initiating the Italian investigation named the Company and certain of its affiliates as well as all other parties purportedly engaged in the sale of cigarettes in Italy, including the Italian state tobacco monopoly. The Turkish investigation is directed at one of the Company's Turkish affiliates and another cigarette manufacturer. While it is not possible to predict the outcome of these investigations, the Company and its affiliates believe they have meritorious responses to the matters being investigated. They are cooperating with the investigations and are prepared to vigorously contest any findings of unlawful conduct that may result from the investigations.

Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions, including the Engle class action case in Florida, in which PM Inc. is a defendant, and a civil health care cost recovery action filed by the United States Department of Justice in September 1999 against domestic tobacco manufacturers and others, including PM Inc. and the Company. (See Note 7 for a discussion of such litigation.)

State Settlement Agreements: As discussed in Note 7, during 1997 and 1998, PM Inc. and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry's conduct of its business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following: targeting youth; use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; and free sampling. In addition, the settlement agreements require companies to affirm corporate principles to reduce underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

Operating Results


                                                                     For the Six Months Ended June 30,
                                                -------------------------------------------------------------------------
                                                                                                       Operating
                                                    Operating Revenues                              Companies Income
                                                --------------------------                     --------------------------
                                                                             (in millions)
                                                  2001               2000                       2001                2000
                                                -------            -------                     ------              ------
Domestic tobacco                                $12,347            $11,152                     $2,085              $2,390
International tobacco                            13,732             13,799                      2,906               2,741
                                                -------            -------                     ------              ------
  Total tobacco                                 $26,079            $24,951                     $4,991              $5,131
                                                =======            =======                     ======              ======

Domestic tobacco. During the first six months of 2001, PM Inc.'s operating revenues increased $1.2 billion (10.7%) over the comparable 2000 period, due primarily to higher pricing ($1.3 billion) and improved mix, partially offset by lower volume ($130 million).

Operating companies income for the first six months of 2001 decreased $305 million (12.8%) from the comparable 2000 period, due primarily to higher marketing, administration and research costs ($615 million, primarily marketing), the 2001 Engle litigation related expense ($500 million) and lower volume ($98 million), partially offset by price increases, net of cost increases ($854 million) and improved mix. Excluding the 2001 Engle litigation related expense, operating companies income of $2,585 million for the first six months of 2001 increased 8.2% over $2,390 million for the first six months of 2000.

Shipment volume for the domestic tobacco industry during the first six months of 2001 decreased to 204.1 billion units, a 2.7% decrease from the first six months of 2000. PM Inc.'s shipment volume for the first six months of 2001 was 105.3 billion units, a decrease of 1.1% from the comparable 2000 period. After adjusting for changes in trade inventories and other factors, PM Inc. estimates that industry volume declined by 1.0% to 2.0%.

For the first six months of 2001, PM Inc.'s shipment market share was 51.6%, an increase of 0.8 share points over the comparable period of 2000 due to continued share gains by its premium brands Marlboro, Parliament and Virginia Slims. Marlboro shipment volume increased 1.0 billion units (1.3%) over the first six months of 2000 to 80.3 billion units for a 39.3% share of the total industry, an increase of 1.5 share points over the comparable period of 2000. Contributing to this share growth were shipments of Marlboro in June, in advance of a promotion at retail in July.

Based on shipments, the premium segment accounted for approximately 74.3% of the domestic cigarette industry volume in the first six months of 2001, an increase of 0.7 share points over the comparable period of 2000. In the premium segment, PM Inc.'s volume increased 0.4% during the first six months of 2001, compared with a 1.8% decrease for the industry, resulting in a premium segment share of 62.1%, an increase of 1.3 share points over the first six months of 2000.

In the discount segment, PM Inc.'s shipments decreased 12.3% to 11.1 billion units in the first six months of 2001, compared with an industry decrease of 5.3%, resulting in a discount segment share of 21.2%, a decrease of 1.7 share points from the comparable period of 2000. Basic shipment volume for the first six months of 2001 was down 6.5% to 10.0 billion units, for a 19.1% share of the discount segment, down 0.3 share points compared to the 2000 period.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail grew 0.2 share points to 50.9% for the first six months of 2001. The first six months of 2001 retail share for Marlboro increased 0.8 share points to 38.1%.

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

International tobacco. During the first six months of 2001, international tobacco operating revenues, including excise taxes, decreased $67 million (0.5%) from the first six months of 2000. Excluding excise taxes, operating revenues increased $43 million (0.6%), due primarily to price increases ($213 million), the shift in CDC revenues ($97 million), higher volume/mix ($78 million) and the consolidation of previously unconsolidated operations, partially offset by unfavorable currency movements ($420 million).

Operating companies income for the first six months of 2001 increased $165 million (6.0%) over the comparable 2000 period, due primarily to price increases and favorable costs ($261 million), the shift of CDC income ($59 million), higher volume/mix ($48 million) and the consolidation of previously unconsolidated operations, partially offset by unfavorable currency movements ($237 million). Adjusting for the shift in CDC income, operating companies income of $2,906 million for the first six months of 2001 increased 3.8% over $2,800 million for the comparable period of 2000.

PMI's volume for the first six months of 2001 of 359.6 billion units increased
15.9 billion units (4.6%) over the first six months of 2000. Adjusting for the shift in CDC volume (the basis of presentation for all following PMI volume disclosures), PMI's volume of 359.6 billion units for the first six months of 2001 increased 11.7 billion units (3.4%) over the comparable 2000 period. Volume advanced in a number of important markets, including Italy, Spain, Portugal, France, Saudi Arabia, Russia, Ukraine, Japan, Korea, Indonesia and Mexico. PMI recorded market share gains in most of its major markets. Volume and share in Germany were lower due to a significant decline in the vending segment, which disproportionately affected volume due to PMI's large share in that segment, and the growth of trade brands. Volume declined in Turkey due primarily to consumer down-trading to low price brands resulting from price increases following the steep devaluation of the Turkish lira. Volume declined in the Baltics and Kazakhstan due to intense competition in the low price segment. In Argentina, volume declined due principally to a recession-driven decline in the total cigarette industry which more than offset higher market share. International volume for Marlboro was essentially flat compared to the comparable 2000 period, as higher volumes in France, Spain, Russia, Ukraine, Indonesia, Japan, Korea and Mexico, were offset by lower volumes in Germany, Turkey, Poland, Egypt, Argentina and worldwide duty-free.

During the first six months of 2001, the Company increased its ownership interest in its Argentine tobacco subsidiary for an aggregate cost of $220 million, the operating results of which were not material to the consolidated operating results of the Company.

                                                                   For the Three Months Ended June 30,
                                                -------------------------------------------------------------------------
                                                                                                       Operating
                                                    Operating Revenues                              Companies Income
                                                --------------------------                     --------------------------
                                                                             (in millions)
                                                  2001               2000                       2001                2000
                                                -------            -------                     ------              ------
Domestic tobacco                                $ 6,425            $ 5,706                     $1,383              $1,274
International tobacco                             6,753              6,801                      1,348               1,310
                                                -------            -------                     ------              ------
  Total tobacco                                 $13,178            $12,507                     $2,731              $2,584
                                                =======            =======                     ======              ======


Domestic tobacco. During the second quarter of 2001, PM Inc.'s operating revenues increased $719 million (12.6%) over the comparable 2000 period, due primarily to higher pricing.

Operating companies income for the second quarter of 2001 increased $109 million (8.6%) over the comparable 2000 period, due primarily to price increases, net of cost increases ($430 million) and improved mix, partially offset by higher marketing, administration and research costs ($356 million, primarily marketing).

Shipment volume for the domestic tobacco industry during the second quarter of 2001 decreased to 105.6 billion units, a 1.7% decrease from the second quarter of 2000. PM Inc.'s shipment volume for the second quarter of 2001 was flat at
53.7 billion units in comparison to the second quarter of 2000.

For the second quarter of 2001, PM Inc.'s shipment market share was 50.8%, an increase of 0.9 share points over the comparable period of 2000, partially due to promotional products shipped in June for July retail promotions and continued share gains by its premium brands Marlboro and Parliament. Marlboro shipment volume increased 1.4 billion units (3.4%) over the second quarter of 2000 to
41.0 billion units for a 38.8% share of the total industry, an increase of 1.9 share points over the comparable period of 2000. Parliament shipment share benefited from its national launch in April 2001.

Based on shipments, the premium segment accounted for approximately 74.0% of the domestic cigarette industry volume in the second quarter of 2001, an increase of
0.7 share points over the comparable period of 2000. In the premium segment, PM Inc.'s volume increased 1.6% during the second quarter of 2001, compared with a 0.8% decrease for the industry, resulting in a premium segment share of 61.3%, an increase of 1.4 share points over the second quarter of 2000.

In the discount segment, PM Inc.'s shipments decreased 11.5% to 5.7 billion units in the second quarter of 2001, compared with an industry decrease of 4.3%, resulting in a discount segment share of 20.9%, a decrease of 1.7 share points from the comparable period of 2000. Basic shipment volume for the second quarter of 2001 was down 7.1% to 5.2 billion units, for a 4.9% share of the industry, down 0.3 share points compared to the 2000 period.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail decreased 0.1 share points to 50.9% for the second quarter of 2001, due primarily to timing and increased levels of promotion by competitors, primarily in tobacco discount stores. The second quarter of 2001 retail share for Marlboro increased 0.6 share points to 38.2%.

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

International tobacco. During the second quarter of 2001, international tobacco operating revenues, including excise taxes, decreased $48 million (0.7%) from the second quarter of 2000. Excluding excise taxes, operating revenues increased $27 million (0.8%), due primarily to price increases ($132 million), higher volume/mix ($114 million) and the consolidation of previously unconsolidated operations, partially offset by unfavorable currency movements ($247 million).

Operating companies income for the second quarter of 2001 increased $38 million (2.9%) over the comparable 2000 period, due primarily to price increases, higher volume/mix ($49 million) and the consolidation of previously unconsolidated operations, partially offset by unfavorable currency movements ($151 million).

PMI's volume for the second quarter of 2001 of 179.9 billion units increased 7.2 billion units (4.2%) over the second quarter of 2000. Volume advanced in a number of important markets, including France, Spain, Portugal, Russia, Ukraine, Saudi Arabia, Japan, Korea, Indonesia and Mexico. PMI recorded market share gains in most of its major markets, however, volume and share in Germany were lower. Volume was lower in Kazakhstan due to intense competition in the low-price segment. Volume declined in Turkey due primarily to consumer down-trading to low price brands resulting from price increases following the steep devaluation of the Turkish lira. In Argentina, the total cigarette industry declined due to the economic recession. International volume for Marlboro decreased 0.8%, as lower volumes in Germany, Turkey, Argentina, Poland and worldwide duty-free were partially offset by higher volumes in France, Spain, Portugal, Russia, Ukraine, Saudi Arabia, Japan, Indonesia, Korea and Mexico.

Food

Business Environment

Kraft, the largest branded food and beverage company headquartered in the United States, conducts its global business through two units. A wide variety of snacks, beverages, cheese, grocery products and convenient meals are manufactured and marketed in the United States, Canada and Mexico by Kraft Foods North America, Inc. ("Kraft Foods North America"). Subsidiaries and affiliates of Kraft Foods International, Inc. ("Kraft Foods International"), manufacture and market a wide variety of snacks, beverages, cheese, grocery products and convenient meals in Europe, the Middle East and Africa, as well as the Latin America and Asia Pacific regions. Kraft Foods North America and Kraft Foods International are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade and changing consumer preferences. To confront these challenges, Kraft continues to take steps to build the value of its brands and improve its food business portfolio with new product and marketing initiatives.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity costs on average have been higher than the levels seen in 2000. Cocoa bean prices have also been higher, while coffee bean prices have been lower than 2000. During the latter part of 2000 and into 2001, energy costs rose in response to higher prices charged for oil and natural gas. However, this increase in energy costs did not have a material adverse effect on the operating results of the Company.

Prior to June 13, 2001, Kraft was a wholly-owned subsidiary of the Company. On June 13, 2001, Kraft completed an IPO of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. After the IPO, the Company owns approximately 83.9% of the outstanding shares of Kraft's capital stock through the Company's ownership of 49.5% of Kraft's outstanding Class A common stock and 100% of Kraft's Class B common stock. Kraft's Class A common stock has one vote per share while Kraft's Class B common stock has ten votes per share. Therefore, the Company holds 97.7% of the combined voting power of Kraft's outstanding common stock.

On December 11, 2000, Kraft acquired all of the outstanding shares of Nabisco for $55 per share in cash. The acquisition has been accounted for as a purchase. Nabisco's balance sheet has been consolidated with the Company's balance sheet since December 31, 2000 and, beginning January 1, 2001, Nabisco's earnings have been included in the consolidated operating results of the Company.

Kraft plans to sell a number of Nabisco businesses that do not align strategically with its operations. Accordingly, the estimated selling prices of these businesses less costs of disposal plus the estimated results of operations through the estimated sales dates, are shown as assets held for sale on the Company's consolidated balance sheets. During 2001, Kraft will finalize its plans to integrate the operations of Nabisco. Kraft anticipates closing a number of Nabisco manufacturing facilities. Charges to close these facilities, estimated to be in a range of $500 million to $600 million, will not be recorded in the Company's consolidated statement of earnings, but as adjustments to excess purchase price on the consolidated balance sheet when plans are finalized and announced to employees.

The integration of Nabisco's operations may result in the closure of several Kraft facilities. During the first six months of 2001, Kraft sold a North American food factory which resulted in a pre-tax loss of $29 million. Kraft estimates that the closure of Kraft facilities could result in aggregate charges to the Company's consolidated statement of earnings over the next twelve months in the range of $200 million to $300 million. These charges will be recorded when the integration plans have been finalized and announced to employees.

During 2001, Kraft purchased coffee businesses in Romania, Morocco and Bulgaria. The aggregate cost of these acquisitions was $80 million. The operating results of these businesses were not material to the consolidated operating results of the Company in any of the periods presented.

During 2000, Kraft purchased the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, Kraft also acquired Boca Burger, Inc., a privately held manufacturer and marketer of soy-based meat alternatives. The total cost of these acquisitions was $358 million. The operating results of these businesses were not material to the consolidated operating results of the Company in any of the periods presented.

During 2000, Kraft sold several small international and domestic food businesses. The operating results of businesses divested were not material to the consolidated operating results of the Company in any of the periods presented.

Operating Results

                                                                For the Six Months Ended June 30,
                                        -----------------------------------------------------------------------------
                                                                                                 Operating
                                            Operating Revenues                               Companies Income
                                        --------------------------                  ---------------------------------
                                                                         (in millions)
                                         2001                 2000                      2001                 2000
                                        ------              -------                   -------             ---------
North American food                     $12,800             $ 9,443                     $2,496              $1,942
International food                        4,259               3,991                        537                 456
                                        -------             -------                     ------              ------
Total food                              $17,059             $13,434                     $3,033              $2,398
                                        =======             =======                     ======              ======

North American food. During the first six months of 2001, operating revenues increased $3.4 billion (35.6%) over the first six months of 2000, due primarily to the acquisition of Nabisco ($3.2 billion), higher volume ($343 million) and the shift in CDC revenues ($71 million), partially offset by unfavorable product mix ($196 million) and unfavorable currency exchange rates. Adjusting for the shift in CDC revenues and excluding businesses divested since the beginning of 2000, operating revenues increased 34.7%. Operating revenues would have increased 1.7% had the acquisition of Nabisco occurred on January 1, 2000.

Operating companies income for the first six months of 2001 increased $554 million (28.5%) over the comparable period of 2000, primarily reflecting the acquisition of Nabisco ($513 million), higher volume ($200 million) and the shift in CDC income ($27 million), partially offset by the pre-tax loss on the sale of a North American food factory ($29 million) and unfavorable product mix ($125 million, primarily reflecting higher volume in ready-to-drink beverages which have a lower margin per pound). Adjusting for the shift in CDC income and excluding the pre-tax loss on the sale of a North American food factory and the impact of businesses divested since the beginning of 2000, operating companies income of $2,525 million for the first six months of 2001 increased 28.5% over $1,965 million in the first six months of 2000. Operating companies income would have increased 7.0% had the acquisition of Nabisco occurred on January 1, 2000.

Volume for the first six months of 2001 increased 31.8% over 2000. Excluding the impact of divested businesses and adjusting for the shift in volume related to the CDC, volume increased 30.8%, due primarily to the acquisition of Nabisco. Had the acquisition of Nabisco occurred on January 1, 2000 (the basis of presentation of all following Kraft Foods North America volume comparisons), volume would have increased 3.0%. In Cheese, Meals and Enhancers, volume increased slightly due primarily to higher U.S. shipments of macaroni and cheese dinners, rice, spoonable dressings and natural and cottage cheese, partially offset by lower U.S. food services volume, lower process cheese volume and the discontinuation of lower-margin, non-branded cheese products. In Canada, shipments increased as a result of higher consumption of branded products and new product introductions. Volume also increased in Biscuits, Snacks and Confectionery, driven primarily by new biscuit and confectionery product introductions, partially offset by lower shipments of nuts to non-grocery channels. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily from the strength of ready-to-drink beverages, partially offset by volume declines in coffee, desserts and cereals. In Oscar Mayer and Pizza, volume increased due primarily to hot dogs, bacon, luncheon meats, soy-based meat alternatives and frozen pizza.

International food. Operating revenues for the first six months of 2001 increased $268 million (6.7%) over the first six months of 2000. Adjusting for the shift in CDC revenues and excluding the operating revenues of divested businesses since the beginning of 2000, operating revenues increased $345 million (8.8%), due primarily to the acquisition of Nabisco ($591 million) and higher volume ($46 million), partially offset by unfavorable currency movements ($311 million). Operating revenues would have decreased 4.9% from the comparable 2000 period had the acquisition of Nabisco occurred on January 1, 2000, due primarily to unfavorable currency movements.

Operating companies income for the first six months of 2001 increased $81 million (17.8%) over the first six months of 2000. Adjusting for the shift in CDC income and excluding the operating companies income of businesses divested since the beginning of 2000, operating companies income increased $87 million (19.4%), due primarily to the acquisition of Nabisco ($47 million), higher volume ($28 million) and lower marketing, administration and research costs ($34 million), partially offset by unfavorable currency ($40 million). Operating companies income would have increased 8.3% had the acquisition of Nabisco occurred on January 1, 2000.

Volume for the first six months of 2001 increased 35.7% over 2000. Excluding the impact of divested businesses and adjusting for the shift in volume related to the CDC, volume increased 37.7%, due primarily to the acquisition of Nabisco. Volume would have increased 4.2% had the acquisition of Nabisco occurred on January 1, 2000 (the basis of presentation of all following Kraft Foods International volume comparisons).

In Europe, Middle East and Africa, volume increased slightly over the first six months of 2000, as gains in the developing markets of Central and Eastern Europe and growth in many Western European markets were mostly offset by lower volume in Germany, reflecting increased price competition and trade inventory reductions, and lower canned meats volume in Italy. In beverages, volume increased in both coffee and refreshment beverages. Coffee volume grew in many Western European markets, as well as in Romania, Morocco and Bulgaria, benefiting from recent acquisitions. Refreshment beverage volume increased, driven by gains in the Czech Republic and higher sales to the Middle East and Africa. Snacks volume increased, driven by confectionery and salty snacks. Cheese volume grew, driven primarily by cream cheese in Italy and the Netherlands and process cheese spreads in the United Kingdom. In grocery, lower volume in Germany was partially offset by higher spoonable dressing shipments in Spain and Greece.

Volume increased in the Latin American and Asia Pacific regions driven by gains across most categories. Beverages volume increased due primarily to growth in refreshment beverages, including powdered soft drinks in Brazil, China and the Philippines and juice concentrate in Brazil. Snacks volume increased, driven primarily by higher biscuit volume in Brazil and China. In confectionery, volume was lower, as a shortfall in chocolate confectionery in Brazil was partially offset by gains in chewy candy in China. Cheese volume increased driven primarily by cream cheese in Australia, Japan and the Caribbean, and process cheese in Australia and the Philippines. Grocery volume was higher, due primarily to higher shipments of spoonable dressings in the Philippines.

                                                              For the Three Months Ended June 30,
                                        -------------------------------------------------------------------------------
                                                                                                 Operating
                                            Operating Revenues                               Companies Income
                                        ---------------------------                  ----------------------------------
                                                                          (in millions)
                                          2001                2000                      2001                 2000
                                        -------             -------                   -------              -------
North American food                      $6,518              $4,909                     $1,353              $1,029
International food                        2,174               2,065                        298                 256
                                         ------              ------                     ------              ------
Total food                               $8,692              $6,974                     $1,651              $1,285
                                         ======              ======                     ======              ======

North American food. During the second quarter of 2001, operating revenues increased $1.6 billion (32.8%) over the second quarter of 2000, due primarily to the acquisition of Nabisco ($1.6 billion) and higher volume ($212 million), partially offset by unfavorable product mix ($128 million) and unfavorable currency movements. Excluding businesses divested since the beginning of 2000, operating revenues increased 32.9%. Operating revenues would have increased 1.3% had the acquisition of Nabisco occurred on January 1, 2000.

Operating companies income for the second quarter of 2001 increased $324 million (31.5%) from the comparable period of 2000, primarily reflecting the acquisition of Nabisco ($302 million), higher volume ($124 million) and lower marketing, administration and research costs ($72 million, the majority of which related to lower marketing expenses), partially offset by unfavorable product mix ($101 million, primarily due to higher shipments of ready-to-drink beverages) and lower margins ($67 million, driven by higher dairy commodity-related costs). Excluding the impact of businesses divested since the beginning of 2000, operating companies income of $1,353 million for the second quarter of 2001 increased 31.6% over $1,028 million in the second quarter of 2000. Operating companies income would have increased 7.3% had the acquisition of Nabisco occurred on January 1, 2000.

Volume for the second quarter of 2001 increased 26.8% over 2000. Excluding the impact of divested businesses, volume increased 26.9% due primarily to the acquisition of Nabisco. Had the acquisition of Nabisco occurred on January 1, 2000 (the basis of presentation of all following Kraft Foods North America volume comparisons), volume would have increased 2.8%. Volume increased in Cheese, Meals and Enhancers as higher shipments of macaroni and cheese dinners, cheese slices and natural cheese were partially offset by lower U.S. food service business and the discontinuation of lower-margin, non-branded cheese products. In Canada, increased shipments were driven by higher consumption of branded products and new product introductions. Volume also increased in Biscuits, Snacks and Confectionery, driven primarily by new biscuit and confectionery products, partially offset by lower shipments of nuts to non-grocery channels. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily from the strength of ready-to-drink beverages, partially offset by volume declines in coffee, desserts and cereals. In Oscar Mayer and Pizza, volume increased due primarily to hot dogs, bacon, luncheon meats, soy-based meat alternatives and frozen pizza.

International food. Operating revenues for the second quarter of 2001 increased $109 million (5.3%) over the second quarter of 2000. Excluding the operating revenues of divested businesses since the beginning of 2000, operating revenues increased $165 million (8.2%), due primarily to the acquisition of Nabisco ($304 million) and higher volume ($15 million), partially offset by unfavorable currency movements ($154 million) and lower coffee pricing. Operating revenues would have decreased 5.3% from the comparable 2000 period had the acquisition of Nabisco occurred on January 1, 2000, due primarily to unfavorable currency movements and lower coffee pricing.

Operating companies income for the second quarter of 2001 increased $42 million (16.4%) from the second quarter of 2000. Excluding the operating companies income of divested businesses since the beginning of 2000, operating companies income increased $53 million (21.6%), due primarily to the acquisition of Nabisco ($29 million), higher margins ($18 million, primarily lower commodity costs), lower marketing, administration and research costs ($19 million) and higher volume ($6 million), partially offset by unfavorable currency ($22 million). Operating companies income would have increased 8.0% had the acquisition of Nabisco occurred on January 1, 2000.

Volume for the second quarter of 2001 increased 33.7% over 2000. Excluding the impact of divested businesses, volume increased 37.5% due primarily to the acquisition of Nabisco. Volume would have increased 4.9% had the acquisition of Nabisco occurred on January 1, 2000 (the basis of presentation of all following Kraft Foods International volume comparisons).

In Europe, Middle East and Africa, volume increased from the second quarter of 2000, as gains in the developing markets of Central and Eastern Europe and growth in several Western European countries were partially offset by lower volume in Germany and Italy. In beverages, volume growth was driven by favorable performances in both coffee and refreshment beverages. Coffee volume grew in many Western European markets, as well as in Romania, Morocco and Bulgaria due to recent acquisitions. Refreshment beverages volume increased, driven by gains from new product introductions in the Czech Republic and higher volume in the Middle East and Africa. Snacks volume increased, driven by confectionery and salty snacks. Overall growth in confectionery was moderated by a shortfall in Germany due to increased price competition and trade inventory reductions. Cheese volume grew, driven primarily by cream cheese in Austria, the Netherlands, Italy and the United Kingdom and process cheese spreads in the United Kingdom. In grocery, lower volume was due to a shortfall in Germany, reflecting aggressive competition and a difficult trade environment, partially offset by higher salad dressing sales in the United Kingdom. Convenient meals volume was down due to lower canned meats volume in Italy.

Volume increased in the Latin American and Asia Pacific regions driven by gains across most categories. Beverages volume increased due primarily to growth in refreshment beverages, including powdered soft drinks in Brazil, the Caribbean, China and the Philippines and juice concentrate in Brazil. Coffee volume grew aided by higher volume in China. Snacks volume increased, driven primarily by higher biscuit volume in Brazil and China, partially offset by lower volume in Argentina, where weak economic conditions persisted. In confectionery, volume was lower as a shortfall in Brazil was partially offset by higher shipments of chewy candy in the Philippines and chocolate in Australia. Cheese volume increased driven primarily by cream cheese in Australia and the Caribbean, and process cheese in the Philippines. Grocery volume was higher, due primarily to higher shipments of gelatin in Brazil and spoonable dressings in the Philippines and Caribbean.

Beer

Operating Results

Six Months Ended June 30

Miller's operating revenues for the first six months of 2001 decreased $102 million (4.4%) from the first six months of 2000. Excluding the operating revenues of businesses divested since the beginning of 2000, operating revenues decreased $33 million (1.5%), due primarily to lower volume ($91 million), partially offset by higher pricing ($65 million). Operating companies income for the first six months of 2001 decreased $54 million (15.6%) from the first six months of 2000. Excluding the operating companies income of businesses divested since the beginning of 2000, operating companies income decreased by $50 million (14.6%), due primarily to lower volume ($40 million) and higher marketing, administration and research costs ($38 million, primarily higher marketing spending for core brands), partially offset by higher pricing ($32 million).

Miller's domestic shipment volume of 20.6 million barrels for the first six months of 2001 decreased 6.7% from the comparable 2000 period. Excluding the impact of businesses divested since the beginning of 2000, total domestic shipment volume was down 4.3%. Domestic shipments of premium/near-premium brands decreased across most brands from 2000. Domestic shipments of below-premium products also decreased on lower shipments across most brands. Excluding the impact of businesses divested since the beginning of 2000, total wholesalers' sales to retailers decreased 4.4% from the comparable 2000 period, reflecting lower retail sales of Miller Lite, Miller Genuine Draft, Icehouse and Milwaukee's Best.

Three Months Ended June 30

Miller's operating revenues for the second quarter of 2001 decreased $49 million (3.9%) from the second quarter of 2000. Excluding the operating revenues of businesses divested since the beginning of 2000, operating revenues decreased $8 million (0.7%), due primarily to lower volume ($40 million), partially offset by higher pricing. Operating companies income for the second quarter of 2001 decreased $25 million (13.0%) from the second quarter of 2000. Excluding the operating companies income of businesses divested since the beginning of 2000, operating companies income decreased by $22 million (11.6%), due primarily to lower volume ($17 million) and higher marketing, administration and research costs ($23 million, primarily higher marketing spending for core brands), partially offset by higher pricing ($18 million).

Miller's domestic shipment volume of 11.2 million barrels for the second quarter of 2001 decreased 6.1% from the comparable 2000 period. Excluding the impact of businesses divested since the beginning of 2000, total domestic shipment volume was down 3.5%. Domestic shipments of premium/near-premium brands decreased across most brands from 2000. Domestic shipments of below-premium products also decreased on lower shipments across most brands. Excluding the impact of businesses divested since the beginning of 2000, total wholesalers' sales to retailers decreased 2.9% from the comparable 2000 period, reflecting lower retail sales of Miller Lite, Miller Genuine Draft, Icehouse and Milwaukee's Best.

In late July 2001, Miller entered into an agreement with Pabst Brewing Co. regarding the terms of their contract brewing arrangement. This agreement will result in one-time charges of $15 million to $20 million in the third quarter.

Financial Services

Philip Morris Capital Corporation's ("PMCC") operating revenues and operating companies income for the first six months of 2001 increased $12 million (6.0%) and $13 million (10.2%), respectively, over the comparable 2000 period. During the second quarter of 2001, operating revenues and operating companies income increased $4 million (3.7%) and $7 million (10.1%), respectively, over the second quarter of 2000. These increases were due primarily to new leasing and structured finance investments and continued gains derived from PMCC's portfolio of finance assets.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2001, net cash provided by operating activities was $4.6 billion compared with $5.8 billion in the comparable 2000 period. The decrease was due primarily to the higher level of payments for tobacco litigation settlement agreements and an increase in inventories.

Net Cash Used in Investing Activities

During the first six months of 2001, net cash used in investing activities was $1.3 billion, down from $1.4 billion in 2000.

Net Cash Used in Financing Activities

During the first six months of 2001, net cash of $3.9 billion was used in financing activities, compared with $5.2 billion used in financing activities during 2000. Net debt repayments in 2001 of $61 million, not including the repayment of $8.4 billion of debt with the net proceeds from the Kraft IPO, were $1.0 billion lower than the $1.1 billion of net debt repayments during the first six months of 2000. The remainder of the decline was due to higher cash inflows from the issuance of the Company's common stock in connection with the exercise of employee stock options.

Debt and Liquidity

The Company's total debt (consumer products and financial services) was $20.4 billion and $29.1 billion at June 30, 2001 and December 31, 2000, respectively. Total consumer products debt was $18.6 billion and $27.2 billion at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001 and December 31, 2000, the Company's ratio of consumer products debt to total equity was 0.95 and 1.81, respectively. The ratio of total debt to total equity was 1.05 and 1.94 at June 30, 2001 and December 31, 2000, respectively. On June 13, 2001, Kraft completed an IPO of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. The Company used the IPO proceeds, net of the underwriting discount and expenses, of $8.4 billion to retire a portion of the debt incurred in connection with the acquisition of Nabisco.

At June 30, 2001, the Company and its subsidiaries maintained credit facilities with a number of lending institutions, amounting to approximately $19.1 billion. In July 2001, the Company terminated a $9.0 billion 364-day revolving credit facility, entered into in October 2000, in connection with the acquisition of Nabisco, and a term revolving credit facility for $8.0 billion. Upon termination of these facilities, the Company entered into new agreements for a $5.0 billion 5-year revolving credit facility maturing in July 2006 and a $3.0 billion 364-day revolving credit facility maturing in July 2002. In addition, Kraft entered into new agreements for a $2.0 billion 5-year revolving credit facility maturing in July 2006 and a $4.0 billion 364-day revolving credit facility maturing in July 2002. After completion of these transactions, the Company had credit facilities amounting to approximately $16.1 billion. Certain of these facilities, used to support commercial paper borrowings, are available for acquisitions and other corporate purposes and require the maintenance of a fixed charges coverage ratio or net worth test. At June 30, 2001, $2.6 billion of short-term borrowings that the Company intends to refinance were reclassified as long-term debt. The Company may continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

As discussed in Note 7. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among PM Inc., certain other defendants and the plaintiffs that provides that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account which, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, the Company recorded a $500 million pre-tax charge in the consolidated statement of earnings for the first six months of 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account has been included in the June 30, 2001 consolidated balance sheet as an increase to other assets and a corresponding increase to other accrued liabilities. Interest income on the $1.2 billion escrow account will be recorded as earned in the Company's consolidated statement of earnings.

As discussed in Note 7. Contingencies, PM Inc., along with other domestic tobacco companies, has entered into tobacco litigation settlement agreements that require the domestic tobacco industry to make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as an additional $250 million each year from 2001 through 2003. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, PM Inc. records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

As part of the Master Settlement Agreement ("MSA"), the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM Inc., and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (in 2001, $400 million; 2002 through 2008, $500 million each year; and 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer's relative market share. PM Inc. records its portion of these payments as part of cost of sales as product is shipped.

As discussed above under "Tobacco--Business Environment," the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of the Company, PM Inc. and PMI.

Equity and Dividends

During the first six months of 2001 and 2000, the Company repurchased 41.8 million and 81.6 million shares, respectively, of its common stock at a cost of $2.0 billion and $1.8 billion, respectively. During the first quarter of 2001, the Company completed its three-year $8 billion share repurchase program and announced a new three-year $10 billion share repurchase program. At June 30, 2001, cumulative repurchases under the $10 billion authority totaled 26.9 million shares at an aggregate cost of $1.3 billion.

Dividends paid in the first six months of 2001 and 2000 were $2.3 billion and $2.2 billion, respectively. During the third quarter of 2000, the Company's Board of Directors approved a 10.4% increase in the current quarterly dividend rate to $0.53 per share. As a result, the present annualized dividend rate is $2.12 per share.

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

Foreign exchange rates. The Company is exposed to foreign exchange movements, primarily in European, Japanese and other Asian and Latin American currencies. Consequently, it enters into various contracts, which change in value as foreign currency exchange rates fluctuate, to preserve the value of commitments and forecasted transactions. The Company uses foreign currency option and forward contracts to hedge certain transaction exposures and forecasted foreign currency cash flows. The Company also enters into short-term foreign currency swap contracts, primarily to hedge intercompany transactions denominated in foreign currencies. At June 30, 2001 and December 31, 2000, the Company had option and forward foreign currency exchange contracts, principally for the Japanese yen, the Euro, the British pound and the Swiss franc with an aggregate notional amount of $3.9 billion and $5.8 billion, respectively, for both the purchase and/or sale of foreign currencies.

The Company manages its foreign denominated debt exposure through the use of currency swap agreements. At June 30, 2001 and December 31, 2000, the notional amounts of currency swap agreements aggregated $2.2 billion and $2.3 billion, respectively.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's food businesses. Accordingly, the Company enters into commodity future, forward and option contracts to manage fluctuations in prices of forecasted purchases, primarily cheese, coffee, cocoa, milk, sugar, wheat, corn and energy. At June 30, 2001 and December 31, 2000, the Company had net long commodity positions of $716 million and $617 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at June 30, 2001 and December 31, 2000.

Interest rates. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At June 30, 2001, the Company had interest rate swap agreements which converted $102 million of fixed rate debt to variable rate debt of which $29 million will mature in 2003 and $73 million will mature in 2004.

                               -------------------

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at June 30, 2001 and December 31, 2000, or the Company's results of operations for the three and six months ended June 30, 2001 or the year ended December 31, 2000.

                               -------------------

Contingencies

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive losses, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive losses are included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change that reduced net earnings by $6 million, net of income taxes of $3 million and decreased accumulated other comprehensive losses by $15 million, net of income taxes of $8 million.

The Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in cost of sales and in marketing, administration and research costs on the consolidated statement of earnings will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform with the new requirements. In addition, in April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, the Company will no longer be required to amortize goodwill and certain other intangible assets as a charge to earnings. In addition, the Company will be required to review goodwill and other intangible assets for potential impairment. The Company is currently in the process of quantifying the impact of the new standards. However, the Company anticipates that substantially all amortization of goodwill as a charge to earnings will be eliminated.

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

                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          See Note 7. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)    Exhibits

                 12      Statement regarding computation of ratios of earnings to fixed charges.

                 99.1    Certain Pending Litigation Matters and Recent Developments.

                 99.2     Trial Schedule for Certain Cases.


     (b) Reports on Form 8-K. The Registrant filed (i) a Current Report on Form 8-K on May 2, 2001 covering Item 9 (Regulation FD Disclosure) which related to the filing of Amendment No. 1 to a Form S-1 Registration Statement for the initial public offering of Kraft Foods Inc. Class A common stock; (ii) a Current Report on Form 8-K on May 8, 2001 covering Item 5 (Other Events) which related to the trial court approval of a Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters among Philip Morris Incorporated, certain other defendants and the plaintiffs in the Engle smoking and health class action in Florida; (iii) a Current Report on Form 8-K on May 11, 2001 covering Item 9 (Regulation FD Disclosure) which related to the filing of Amendment No. 2 to a Form S-1 Registration Statement for the initial public offering of Kraft Foods Inc. Class A common stock; and (iv) a Current Report on Form 8-K on June 13, 2001 covering Item 9 (Regulation FD Disclosure) which related to the filing of a Final Prospectus pursuant to Rule 424(b)(1) in connection with the initial public offering of Kraft Foods Inc. Class A common stock.

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

                      August 14, 2001