Form 10-Q
period 2001-09-30
PHILIP MORRIS COMPANIES INC
filed 2001-11-13
CIK 764180

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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
Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -------

         At October 31, 2001, there were 2,166,694,355 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                                     Page No.
PART I -       FINANCIAL INFORMATION


Item 1.        Financial Statements (Unaudited).

               Condensed Consolidated Balance Sheets at
                      September 30, 2001 and December 31, 2000                       3 - 4

               Condensed Consolidated Statements of Earnings for the
                      Nine Months Ended September 30, 2001 and 2000                    5
                      Three Months Ended September 30, 2001 and 2000                   6

               Condensed Consolidated Statements of Stockholders'
                      Equity for the Year Ended December 31, 2000 and the
                      Nine Months Ended September 30, 2001                            7

               Condensed Consolidated Statements of Cash Flows for the
                      Nine Months Ended September 30, 2001 and 2000                  8 - 9

               Notes to Condensed Consolidated Financial Statements                 10 - 29

Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                          30 - 51

PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings.                                                     52

Item 6.        Exhibits and Reports on Form 8-K.                                      52

Signature                                                                             53


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                         September 30,  December 31,
                                                             2001          2000
                                                             ----          ----
ASSETS
Consumer products
  Cash and cash equivalents                               $   459        $   937

  Receivables (less allowances of
    $173 and $199)                                          5,292          5,019

  Inventories:
    Leaf tobacco                                            3,760          3,749
    Other raw materials                                     1,997          1,721
    Finished product                                        3,306          3,295
                                                          -------        -------
                                                            9,063          8,765

  Other current assets                                      2,578          2,517
                                                          -------        -------

    Total current assets                                   17,392         17,238

  Property, plant and equipment, at cost                   25,379         24,906
    Less accumulated depreciation                          10,322          9,603
                                                          -------        -------
                                                           15,057         15,303
  Goodwill and other intangible assets
    (less accumulated amortization of
     $7,109 and $6,319)                                    33,128         33,090

  Assets held for sale                                        230            276
  Other assets                                              5,996          4,758
                                                          -------        -------

    Total consumer products assets                         71,803         70,665

Financial services
  Finance assets, net                                       8,329          8,118
  Other assets                                                207            284
                                                          -------        -------

    Total financial services assets                         8,536          8,402
                                                          -------        -------

      TOTAL ASSETS                                        $80,339        $79,067
                                                          =======        =======


            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                      September 30, December 31,
                                                          2001         2000
                                                       --------     --------
LIABILITIES
Consumer products
  Short-term borrowings                                $    873     $  3,166
  Current portion of long-term debt                       4,208        5,775
  Accounts payable                                        2,685        3,787
  Accrued marketing                                       2,841        3,082
  Accrued taxes, except income taxes                      1,666        1,436
  Employment costs                                        1,045        1,317
  Accrued settlement charges                              4,464        2,724
  Other accrued liabilities                               2,604        2,572
  Income taxes                                            2,591          914
  Dividends payable                                       1,265        1,176
                                                       --------     --------

    Total current liabilities                            24,242       25,949

  Long-term debt                                         12,754       18,255
  Deferred income taxes                                   1,843        1,827
  Accrued postretirement health care costs                3,348        3,287
  Minority interest                                       3,966          302
  Other liabilities                                       6,861        7,015
                                                       --------     --------

    Total consumer products liabilities                  53,014       56,635

Financial services
  Short-term borrowings                                     403        1,027
  Long-term debt                                          1,500          899
  Deferred income taxes                                   5,036        4,838
  Other liabilities                                         505          663
                                                       --------     --------

 Total financial services liabilities                     7,444        7,427
                                                       --------     --------

    Total liabilities                                    60,458       64,062

Contingencies (Note 7)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.33 1/3 per share
    (2,805,961,317 shares issued)                           935          935
  Additional paid-in capital                              4,517
  Earnings reinvested in the business                    36,276       33,481
  Accumulated other comprehensive losses (including
    currency translation of $2,924 and $2,864)           (3,061)      (2,950)
                                                       --------     --------
                                                         38,667       31,466
  Less cost of repurchased stock
      (635,567,028 and 597,064,937 shares)              (18,786)     (16,461)
                                                       --------     --------

    Total stockholders' equity                           19,881       15,005
                                                       --------     --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 80,339     $ 79,067
                                                       ========     ========


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                               For the Nine Months Ended
                                                                                     September 30,
                                                                               -------------------------
                                                                                  2001         2000
                                                                                --------     --------
  Operating revenues                                                             $67,951      $60,942

  Cost of sales                                                                   24,963       22,091

  Excise taxes on products                                                        12,989       13,172
                                                                                --------     --------

           Gross profit                                                           29,999       25,679

  Marketing, administration and research costs                                    17,463       13,951

  Amortization of goodwill                                                           758          442
                                                                                --------     --------

           Operating income                                                       11,778       11,286

  Interest and other debt expense, net                                             1,165          536
                                                                                --------     --------

           Earnings before income taxes and minority interest                     10,613       10,750

  Provision for income taxes                                                       4,018        4,159
                                                                                --------     --------

           Earnings before minority interest and cumulative effect
              of accounting change                                                 6,595        6,591

  Minority interest in earnings                                                      193           92
                                                                                --------     --------

           Earnings before cumulative effect of accounting change                  6,402        6,499

  Cumulative effect of accounting change                                              (6)
                                                                                --------     --------

           Net earnings                                                          $ 6,396      $ 6,499
                                                                                ========     ========

  Per share data:

    Basic earnings per share before cumulative effect of
        accounting change                                                        $  2.92      $  2.86

    Cumulative effect of accounting change                                      --------     --------
    Basic earnings per share                                                     $  2.92      $  2.86
                                                                                ========     ========

    Diluted earnings per share before cumulative effect of
        accounting change                                                        $  2.89      $  2.85
    Cumulative effect of accounting change                                         (0.01)
                                                                                --------     --------
    Diluted earnings per share                                                   $  2.88      $  2.85
                                                                                ========     ========

     Dividends declared                                                          $  1.64      $  1.49
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

                                                                    For the Three Months Ended
                                                                           September 30,
                                                                    --------------------------
                                                                     2001               2000
                                                                    -------            -------
  Operating revenues                                                $22,404            $20,058

  Cost of sales                                                       8,139              7,271

  Excise taxes on products                                            4,293              4,301
                                                                    -------            -------

           Gross profit                                               9,972              8,486

  Marketing, administration and research costs                        5,513              4,341

  Amortization of goodwill                                              252                149
                                                                    -------            -------

           Operating income                                           4,207              3,996

  Interest and other debt expense, net                                  276                158
                                                                    -------            -------

           Earnings before income taxes and minority interest         3,931              3,838

  Provision for income taxes                                          1,492              1,487
                                                                    -------            -------

           Earnings before minority interest                          2,439              2,351

  Minority interest in earnings                                         111                 32
                                                                    -------            -------

           Net earnings                                             $ 2,328            $ 2,319
                                                                    =======            =======

  Per share data:

    Basic earnings per share                                        $  1.07            $  1.04
                                                                    =======            =======

    Diluted earnings per share                                      $  1.06            $  1.03
                                                                    =======            =======

     Dividends declared                                             $  0.58            $  0.53
                                                                    =======            =======


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 2000 and
                    the Nine Months Ended September 30, 2001
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                             Accumulated Other
                                                                            Comprehensive Losses
                                                     Addi-    Earnings   ---------------------------               Total
                                                    tional   Reinvested    Currency                     Cost of    Stock-
                                            Common  Paid-in    in the    Translation                  Repurchased  holders'
                                            Stock   Capital   Business   Adjustments  Other   Total      Stock     Equity
                                            ------  ------   ----------  -----------  -----  -------  -----------  --------
  Balances, January 1, 2000                  $ 935   $   -      $29,556    $(2,056)   $ (52) $(2,108)  $(13,078)    $15,305

  Comprehensive earnings:
   Net earnings                                                   8,510                                               8,510
   Other comprehensive losses,
     net of income taxes:
      Currency translation adjustments                                        (808)             (808)                  (808)
      Additional minimum pension liability                                              (34)     (34)                   (34)
                                                                                                                    -------
   Total other comprehensive losses                                                                                    (842)
                                                                                                                    -------
  Total comprehensive earnings                                                                                        7,668
                                                                                                                    -------

  Exercise of stock options and
   issuance of other stock awards                                   (37)                                    217         180
  Cash dividends
   declared ($2.02 per share)                                    (4,548)                                             (4,548)
  Stock repurchased                                                                                      (3,600)     (3,600)
                                             -----   ------     -------    -------    -----  -------   --------     -------

  Balances, December 31, 2000                  935       -       33,481     (2,864)     (86)  (2,950)   (16,461)     15,005


  Comprehensive earnings:
   Net earnings                                                   6,396                                               6,396
   Other comprehensive losses,
     net of income taxes:
      Currency translation adjustments                                        (439)             (439)                  (439)
      Change in fair value of derivatives
         accounted for as hedges                                                        (58)     (58)                   (58)
                                                                                                                    -------
    Total other comprehensive losses                                                                                   (497)
                                                                                                                    -------
  Total comprehensive earnings                                                                                        5,899
                                                                                                                    -------

  Exercise of stock options and
   issuance of other stock awards                       152          (8)                                    675         819
  Cash dividends
   declared ($1.64 per share)                                    (3,593)                                             (3,593)
  Stock repurchased                                                                                      (3,000)     (3,000)
  Sale of Kraft Foods Class A common stock            4,365                    379        7      386                  4,751
                                             -----   ------     -------    -------    -----  -------   --------     -------
  Balances, September 30, 2001               $ 935   $4,517     $36,276    $(2,924)   $(137) $(3,061)  $(18,786)    $19,881
                                             =====   ======     =======    =======    =====  =======   ========     =======


Total comprehensive earnings, which represents net earnings partially offset by currency translation adjustments and the change in fair value of derivatives accounted for as hedges, were $2,368 million and $1,884 million, respectively, for the quarters ended September 30, 2001 and 2000, and $5,610 million for the first nine months of 2000.


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                        For the Nine Months Ended
                                                              September 30,
                                                       ---------------------------
                                                        2001                2000
                                                       -------             -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings  - Consumer products                      $ 6,267             $ 6,377
              - Financial services                         129                 122
                                                       -------             -------
        Net earnings                                     6,396               6,499
Adjustments to reconcile net earnings to
  operating cash flows:
Consumer products
  Cumulative effect of accounting change                     6
  Depreciation and amortization                          1,724               1,279
  Deferred income tax provision                            229                 530
  Loss on sale of a North American food factory
     and integration costs                                  66
  Escrow bond for domestic tobacco litigation           (1,200)
  Gains on sales of businesses                              (8)               (174)
  Cash effects of changes, net of the effects
     from acquired and divested companies:
    Receivables, net                                      (441)               (425)
    Inventories                                           (346)                616
    Accounts payable                                    (1,068)               (565)
    Income taxes                                         1,932                 246
    Accrued liabilities and other current assets           744               1,217
  Other                                                   (346)               (345)
Financial services
  Deferred income tax provision                            198                 200
  Other                                                     (4)                 37
                                                       -------             -------

        Net cash provided by operating activities        7,882               9,115
                                                       -------             -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
  Capital expenditures                                  (1,219)             (1,118)
  Purchases of businesses, net of acquired cash           (364)               (391)
  Proceeds from sales of businesses                          9                 302
  Other                                                    145                  (4)
Financial services
  Investments in finance assets                           (511)               (581)
  Proceeds from finance assets                             216                 106
                                                       -------             -------

        Net cash used in investing activities           (1,724)             (1,686)
                                                       -------             -------


            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)


                                                        For the Nine Months Ended
                                                              September 30,
                                                       ---------------------------
                                                        2001                2000
                                                       -------             -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
  Net repayment of short-term borrowings               $(6,991)            $  (470)
  Long-term debt proceeds                                   68                  87
  Long-term debt repaid                                 (2,186)             (1,679)
Financial services
  Net (repayment) issuance of short-term borrowings       (624)                795
  Long-term debt proceeds                                  557

Repurchase of Philip Morris common stock                (2,952)             (2,710)
Dividends paid on Philip Morris common stock            (3,504)             (3,316)
Issuance of Philip Morris common stock                     662                  37
Issuance of Kraft Foods Class A common stock             8,435
Other                                                     (131)               (127)
                                                       -------             -------

  Net cash used in financing activities                 (6,666)             (7,383)
                                                       -------             -------

Effect of exchange rate changes on cash and
  cash equivalents                                          30                (367)
                                                       -------             -------

Cash and cash equivalents:

  Decrease                                                (478)               (321)

  Balance at beginning of period                           937               5,100
                                                       -------             -------

  Balance at end of period                             $   459             $ 4,779
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

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Note 2. Kraft Foods Inc. Initial Public Offering:
-------------------------------------------------

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

Note 3. Recently Adopted Accounting Standards:
----------------------------------------------

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

The Company uses commodity forward contracts, as cash flow hedges, primarily for coffee, cocoa, milk, cheese and wheat. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar, soybean and energy. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of the statement. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive losses and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

The Company uses foreign currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to foreign denominated debt. These swaps convert fixed-rate foreign denominated debt to fixed-rate debt denominated in the functional currency of the issuing entity. Foreign currency swap agreements are accounted for as cash flow hedges.

The Company also uses certain foreign-denominated debt instruments as net investment hedges of foreign operations. During the nine months and quarter ended September 30, 2001, losses of $26 million, net of income taxes of $14 million, and losses of $34 million, net of income taxes of $19 million, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive losses within currency translation adjustments.

During the nine months and quarter ended September 30, 2001, ineffectiveness related to cash flow hedges was not material. The Company is hedging forecasted transactions for periods not exceeding the next sixteen months and expects substantially all amounts reported in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next twelve months.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Hedging activity affected accumulated other comprehensive losses during the nine months and the three months ended September 30, 2001 as follows:


                                                For the Nine Months Ended  For the Three Months Ended
                                                    September 30, 2001          September 30, 2001
                                                -------------------------  ---------------------------
                                                                    (in millions)
      Balance at beginning of period                        $-                     $ (4)

      Impact of adoption                                    15

      Derivative gains transferred to earnings             (69)                     (17)

      Change in fair value                                  (4)                     (37)
                                                          ----                     ----
      Balance as of September 30, 2001                    $(58)                    $(58)
                                                          ====                     ====



The Company does not engage in trading or other speculative use of financial instruments. Derivative gains reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains from accumulated other comprehensive losses to earnings are offset by losses on the underlying hedged activity.

Note 4. Acquisitions and Divestitures:
--------------------------------------

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

Had the acquisition of Nabisco occurred on January 1, 2000, pro forma operating revenues, net earnings, basic earnings per share and diluted earnings per share would have been as follows:


                                                            For the Nine Months Ended            For the Three Months Ended
                                                               September 30, 2000                    September 30, 2000
                                                        ----------------------------------    ---------------------------------
                                                                           (in millions, except per share data)
      Operating revenues                                              $66,655                               $22,006
                                                                      =======                               =======

      Net earnings                                                    $ 6,108                               $ 2,197
                                                                      =======                               =======

      Basic earnings per share                                        $  2.68                               $  0.98
                                                                      =======                               =======

      Diluted earnings per share                                      $  2.67                               $  0.98
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

The excess of the purchase price over the estimated fair value of the net assets purchased was approximately $17.0 billion and is currently being amortized over 40 years by the straight-line method, pending the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which will eliminate substantially all of the charges to earnings for goodwill amortization. The allocation of excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals and integration plans have been finalized. Revisions to the allocation will be reported in the fourth quarter of 2001 as increases or decreases to amounts reported as goodwill, assets held for sale, other intangible assets (including trade names), deferred income taxes and amortization of goodwill.

Kraft plans to sell a number of Nabisco businesses that do not align strategically with its operations. Accordingly, the estimated selling prices of these businesses, less costs of disposal, plus the estimated results of operations through the estimated sales dates, are shown as assets held for sale on the Company's condensed consolidated balance sheets and total $230 million at September 30, 2001. Assets held for sale at September 30, 2001, decreased by $46 million from December 31, 2000, due primarily to a revision of estimated proceeds from the sales of these businesses. During 2001, Kraft will finalize the Nabisco acquisition balance sheet, including the completion of fair value appraisals of Nabisco's assets. During this process, Kraft will also finalize its plans to integrate the operations of Nabisco. Kraft anticipates closing a number of Nabisco manufacturing facilities. Charges to close these facilities and integrate Nabisco, estimated to be in a range of $500 million to $600 million, will not be recorded in the Company's consolidated statement of earnings, but as adjustments to excess purchase price on the consolidated balance sheet when plans are finalized and announced to employees.

The integration of Nabisco's operations will result in the closure of several Kraft facilities. During the third quarter of 2001, Kraft incurred pre-tax integration costs of $37 million to consolidate production lines in the United States. In October 2001, Kraft announced that it was offering a voluntary retirement program to certain salaried employees in the United States. The program is expected to eliminate 1,000 employees and will result in an estimated pre-tax charge of approximately $160 million upon final employee acceptance in the first quarter of 2002. The aggregate charges to the Company's consolidated statement of earnings to close or reconfigure Kraft facilities and integrate Nabisco are estimated to be in the range of $200 million to $300 million. The Company anticipates that the remainder of these charges will occur over the next nine months. In addition, during the first quarter of 2001, Kraft sold a North American food factory which resulted in a pre-tax loss of $29 million.

Other Acquisitions and Divestitures:

During 2001, Kraft purchased coffee businesses in Romania, Morocco and Bulgaria. The aggregate cost of these acquisitions was $80 million. In addition, the Company increased its ownership interest in its Argentine tobacco subsidiary for an aggregate cost of $255 million. The operating results of these businesses were not material to the consolidated operating results of the Company in any of the periods presented.

During the third quarter of 2001, Kraft announced plans to acquire confectionery businesses in Russia, Poland and Hungary. The acquisition is subject to regulatory approval in each of the respective countries. This transaction is not expected to have a material effect on the consolidated operating results of the Company.

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

During the first nine months of 2000, the Company sold several small international and domestic food businesses, including a French confectionery business. The aggregate proceeds received in these transactions were $302 million and the Company recorded pre-tax gains of $174 million. The operating results of businesses divested were not material to the consolidated operating results of the Company in any of the periods presented.

Note 5. Earnings Per Share:
---------------------------

Basic and diluted earnings per share ("EPS") were calculated using the following:


                                                                           For the Nine Months Ended
                                                                                September 30,
                                                                    -------------------------------------
                                                                           2001                    2000
                                                                          ------                 -------
                                                                                   (in millions)
Earnings before cumulative effect of accounting change                     $6,402                  $6,499
Cumulative effect of accounting change                                         (6)
                                                                           ------                  ------
Net earnings                                                               $6,396                  $6,499
                                                                           ======                  ======

Weighted average shares for basic EPS                                       2,189                   2,276

Plus incremental shares from conversions:
  Restricted stock and stock rights                                             7                       3
  Stock options                                                                22                       5
                                                                           ------                  ------

Weighted average shares for diluted EPS                                     2,218                   2,284
                                                                           ======                  ======



                                                                          For the Three Months Ended
                                                                                September 30,
                                                                     ------------------------------------
                                                                           2001                    2000
                                                                          ------                 -------
                                                                                   (in millions)
Net earnings                                                               $2,328                  $2,319
                                                                           ======                  ======

Weighted average shares for basic EPS                                       2,175                   2,240

Plus incremental shares from conversions:
  Restricted stock and stock rights                                             7                       4
  Stock options                                                                20                       9
                                                                           ------                  ------

Weighted average shares for diluted EPS                                     2,202                   2,253
                                                                           ======                  ======


For the nine months ended September 30, 2000 and the three months ended September 30, 2000, options on 87 million and 69 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. The number of shares excluded from the 2001 calculations was not material.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 6. Segment Reporting:
--------------------------

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

Reportable segment data were as follows:

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                   -----------------------------------
                                                                      2001                      2000
                                                                   --------                  ---------
                                                                              (in millions)
Operating revenues:
    Domestic tobacco                                                 $18,726                  $16,987
    International tobacco                                             20,487                   20,552
    North American food                                               18,855                   13,822
    International food                                                 6,260                    5,827
    Beer                                                               3,302                    3,449
    Financial services                                                   321                      305
                                                                     -------                  -------
         Total operating revenues                                    $67,951                  $60,942
                                                                     =======                  =======

Operating companies income:
    Domestic tobacco                                                 $ 3,662                  $ 3,849
    International tobacco                                              4,346                    4,180
    North American food                                                3,679                    2,796
    International food                                                   814                      845
    Beer                                                                 404                      491
    Financial services                                                   215                      193
                                                                     -------                  -------
         Total operating companies income                             13,120                   12,354
    Amortization of goodwill                                            (758)                    (442)
    General corporate expenses                                          (584)                    (626)
                                                                     -------                  -------
         Total operating income                                       11,778                   11,286
    Interest and other debt expense, net                              (1,165)                    (536)
                                                                     -------                  -------
         Total earnings before income taxes
           and minority interest                                     $10,613                  $10,750
                                                                     =======                  =======

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                                                                       For the Three Months Ended
                                                                             September 30,
                                                                   -----------------------------------------
                                                                      2001                      2000
                                                                   --------                  ---------
                                                                             (in millions)
Operating revenues:
    Domestic tobacco                                                $  6,379                 $  5,835
    International tobacco                                              6,755                    6,753
    North American food                                                6,055                    4,379
    International food                                                 2,001                    1,836
    Beer                                                               1,104                    1,149
    Financial services                                                   110                      106
                                                                     -------                  -------
         Total operating revenues                                    $22,404                  $20,058
                                                                     =======                  =======

Operating companies income:
    Domestic tobacco                                                 $ 1,577                  $ 1,459
    International tobacco                                              1,440                    1,439
    North American food                                                1,183                      854
    International food                                                   277                      389
    Beer                                                                 112                      145
    Financial services                                                    75                       66
                                                                     -------                  -------
         Total operating companies income                              4,664                    4,352
    Amortization of goodwill                                            (252)                    (149)
    General corporate expenses                                          (205)                    (207)
                                                                     -------                  -------
         Total operating income                                        4,207                    3,996
    Interest and other debt expense, net                                (276)                    (158)
                                                                     -------                  -------
         Total earnings before income taxes
          and minority interest                                      $ 3,931                  $ 3,838
                                                                     =======                  =======

As discussed in Note 7. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account which, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, the Company recorded a $500 million pre-tax charge in the consolidated statement of earnings for the quarter ended March 31, 2001. In July 2001, PM Inc. placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the September 30, 2001 consolidated balance sheet as other assets. Interest income on the $1.2 billion escrow account is being recorded as earned in the Company's consolidated statement of earnings.

During the third quarter of 2001, the Company incurred pre-tax integration costs of $37 million in the North American food segment to consolidate production lines in the United States. In addition, during the first quarter of 2001, the Company sold a North American food factory which resulted in a pre-tax loss of $29 million.

During the third quarter of 2001, Miller Brewing Co. entered into an agreement with Pabst Brewing Co. modifying the terms of an existing contract brewing agreement. This modification resulted in a pre-tax charge of $19 million in the Company's beer segment.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


During the third quarter of 2000, the Company sold a French confectionery business for proceeds of $251 million on which a pre-tax gain of $139 million was recorded. The pre-tax gain is included in the operating results of the international food segment.

Note 7. Contingencies:
----------------------

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

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms "Lights" and "Ultra Lights" constitute deceptive and unfair trade practices, suits by foreign governments seeking to recover damages for taxes lost as a result of the allegedly illegal importation of cigarettes into their jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. In July 2000, a jury in a Florida smoking and health class action returned a punitive damages award of approximately $74 billion against PM Inc. (see discussion of Engle case below). Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery and certain other actions pending as of November 1, 2001, and discusses certain developments in such cases since August 13, 2001.

As of November 1, 2001, there were approximately 1,500 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some instances, the Company, compared with approximately 1,500 such cases on November 1, 2000, and approximately 400 such cases on November 1, 1999. Approximately 1,250 of these cases are pending before a single West Virginia state court in a consolidated proceeding. An estimated 10 of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS"). In addition, approximately 2,900 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

As of November 1, 2001, there were an estimated 28 smoking and health purported class actions pending in the United States against PM Inc. and, in some cases, the Company (including five that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 37 such cases on November 1, 2000, and approximately 50 such cases on November 1, 1999. Some of these actions purport to constitute

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


statewide class actions and were filed after May 1996, when the United States Court of Appeals for the Fifth Circuit, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

As of November 1, 2001, (excluding the cases covered by the 1998 Master Settlement Agreement discussed below), there were an estimated 48 health care cost recovery actions, including the suit discussed below under "Federal Government's Lawsuit" filed by the United States government, pending in the United States against PM Inc. and in some instances, the Company, compared with approximately 55 such cases pending on November 1, 2000, and 80 such cases on November 1, 1999. In addition, health care cost recovery actions are pending in Israel, the Marshall Islands, the Province of British Columbia, Canada and France (in a case brought by a local agency of the French social security health insurance system).

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 71 smoking and health cases brought on behalf of individuals (Argentina (48), Brazil (13), Czech Republic (1), Ireland (1), Israel (1), Italy
(2), Japan (1), the Philippines (1), Scotland (1) and Spain (2)), compared with approximately 68 such cases on November 1, 2000 and 45 such cases on November 1, 1999. In addition, there are 12 smoking and health putative class actions pending outside the United States (Brazil (2), Canada (4), Israel (2), and Spain
(4)), compared with 8 such cases on November 1, 2000 and nine such cases on November 1, 1999.

Federal Government's Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers and others, including PM Inc. and the Company, asserting claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer ("MSP") provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. PM Inc. and the Company, moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government's MCRA and MSP claims, but permitted discovery to proceed on the government's claims for equitable relief under RICO. In October 2000, the government moved for reconsideration of the trial court's order to the extent that it dismissed the MCRA claims for health care costs paid pursuant to government health benefit programs other than Medicare and the Federal Employees Health Benefits Act. In February 2001, the government filed an amended complaint attempting to replead the MSP claim. In July 2001, the court denied the government's motion for reconsideration of the dismissal of the MCRA claims and dismissed the government's amended MSP claim. In addition, in February 2001, two Native American tribes moved for permission to intervene in the case seeking to recover costs spent on providing health care to tribal members. In August 2001, the tribes voluntarily dismissed their appeal of the district court's May 2001 denial of the tribes' motion to intervene. Trial of the case is scheduled for July 2003.

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

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Recent Industry Trial Results

In recent years, several jury verdicts have been returned in tobacco-related litigation.

In October 2001, an Ohio jury returned a verdict in favor of all defendants, including PM Inc., in an individual smoking and health case, and plaintiff has filed post-trial motions seeking a new trial. In June 2001, a California jury awarded a smoker with lung cancer approximately $5.5 million in compensatory damages, and $3 billion in punitive damages against PM Inc. In August 2001, the court reduced the punitive damages award to $100 million, and PM Inc. and plaintiff have appealed. In June 2001, a New York jury awarded $6.8 million in compensatory damages against PM Inc. and a total of $11 million against four other defendants to a Blue Cross and Blue Shield plan seeking reimbursement of health care expenditures allegedly caused by tobacco products. In October 2001, the trial court denied defendants' post-trial motions challenging the verdict and, in November 2001, entered judgment in the case, and PM Inc. intends to appeal. In May 2001, a New Jersey jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case. In April 2001, a Florida jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case brought by a flight attendant claiming personal injuries from ETS. Plaintiff's post-trial motions challenging the jury's verdict were denied in October 2001, and plaintiff has appealed. In March 2001, a Texas jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. In February 2001, a South Carolina jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. In January 2001, a mistrial was declared in a case in New York in which an asbestos manufacturer's personal injury settlement trust sought contribution or reimbursement from cigarette manufacturers, including PM Inc., for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and in June 2001, the trust announced that it would not retry the case. In January 2001, a New York jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case.

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

In March 1999, an Oregon jury awarded the estate of a deceased smoker $800,000 in actual damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM Inc. The court reduced the punitive damages award to $32 million, and PM Inc. has appealed the verdict and damages award. In February 1999, a California jury

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


awarded a former smoker $1.5 million in compensatory damages and $50 million in punitive damages against PM Inc. The court reduced punitive damages award to $25 million, and PM Inc. appealed. In November 2001, a California district court of appeals affirmed the trial court's ruling, and PM Inc. intends to appeal to the California Supreme Court.

In March 1999, a jury returned a verdict in favor of defendants, including PM Inc., in a union health care cost recovery action brought on behalf of approximately 114 employer-employee trust funds in Ohio.

In December 1999, a French court, in an action brought on behalf of a deceased smoker, found that another cigarette manufacturer had a duty to warn him about risks associated with smoking prior to 1976, when the French government required warning labels on cigarette packs, and failed to do so. The court did not determine causation or liability, which were considered in subsequent proceedings. In September 2001, the Court of Appeal of Orleans ruled in favor of defendant and dismissed plaintiff's claim. Neither the Company nor its affiliates were parties to this action.

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

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Pending and Upcoming Trials

Trials are currently underway in Louisiana and West Virginia in two smoking and health class actions in which PM Inc. is a defendant and in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs.

As set forth in Exhibit 99.2 hereto, additional cases against PM Inc. and, in some instances, the Company, are scheduled for trial through the end of 2002, including two purported smoking and health class actions and a purported Lights/Ultra Lights class action (discussed below) and an estimated 16 individual smoking and health cases, including a consolidated trial of approximately 1,250 individual smoking and health cases scheduled to begin in March 2002 in West Virginia. In addition, excluding the cases discussed above, approximately 15 cases involving flight attendants' claims for personal injuries from ETS are currently scheduled for trial during 2001 and 2002, including three trials scheduled to begin in December 2001. Cases against other tobacco companies are also scheduled for trial through the end of 2001. Trial dates, however, are subject to change.

Litigation Settlements

In November 1998, PM Inc. and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM Inc. and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the "State Settlement Agreements") and an ETS smoking and health class action brought on behalf of airline flight attendants. The State Settlement Agreements and certain ancillary agreements have been filed as exhibits to various of the Company's reports filed with the Securities and Exchange Commission, and such agreements and the ETS settlement are discussed in detail therein. The MSA has received final judicial approval in all 52 settling jurisdictions.

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

In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of November 1, 2001, smoking and health putative class actions were pending in Alabama, California, Florida, Illinois, Indiana, Iowa, Louisiana, Michigan, Missouri, Nevada, New Mexico, New York, North Carolina, Tennessee, Texas,
Utah, West Virginia and the District of Columbia, as well as in Brazil, Canada, Israel and Spain. Class certification has been denied or reversed by courts in 29 smoking and health class actions involving PM Inc. in Arkansas, the District of Columbia, Illinois (2), Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (4), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin, while classes remain certified in the Engle case in Florida (discussed above), two cases in California and in cases in Louisiana and West Virginia in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs for class members. Some of the decisions denying or granting plaintiffs' motions for class certification are on appeal. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class.

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

Although there have been some decisions to the contrary, most courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In addition, eight federal circuit courts of appeals, the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia circuits, as well as the Tennessee intermediate appellate court, relying primarily on grounds that plaintiffs' claims were too remote, have affirmed dismissals of, or reversed trial courts that had refused to dismiss, health care cost recovery actions. In January 2000, the United States Supreme Court refused to consider plaintiffs' appeals from the cases decided by the courts of appeals for the Second, Third and Ninth circuits, and in October 2001, the United States Supreme Court refused to consider plaintiffs' appeal from cases decided by the Ninth and District of Columbia circuits.

Excluding cases covered by the MSA, as of November 1, 2001, there were an estimated 48 health care cost recovery cases pending in the United States against PM Inc. and in some instances, the Company, including the case filed by the United States government, which is discussed above under "Federal Government's Lawsuit."

The cases brought in the United States include actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Canada, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 10 Brazilian states and 11 Brazilian cities and a group of Argentine unions. The actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 10 Brazilian states and 11 Brazilian cities were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. The court has remanded the cases of Venezuela, Ecuador and two Brazilian states to state court in Florida, and defendants appealed to the United States Court of Appeals for the District of Columbia Circuit. Subsequent to remand, the Ecuador case was voluntarily dismissed. The district court dismissed the cases brought by Guatemala, Nicaragua, Ukraine, and the Province of Ontario, and plaintiffs appealed. In May 2001, the United States Court of Appeals for the District of Columbia Circuit affirmed the district court's dismissals of the cases brought by Guatemala, Nicaragua and Ukraine, and in October 2001, the United States Supreme Court refused to consider plaintiffs' appeal. In January 2001, the Superior Court of the District of Columbia dismissed the suit brought by the Argentine unions. In addition to cases brought in the United States, health care cost recovery actions have

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


also been brought in Israel, the Marshall Islands, the Province of British Columbia, Canada and France, and other entities have stated that they are considering filing such actions.


In March 1999, in the first health care cost recovery case to go to trial, the jury returned a verdict in favor of defendants on all counts. In June 2001, a New York jury returned a verdict awarding $6.83 million in compensatory damages against PM Inc. and a total of $11 million against four other defendants in a health care cost recovery action brought by a Blue Cross and Blue Shield plan; in October 2001, the trial court denied defendants' post-trial motions challenging the verdict and, in November 2001 entered judgment in the case. PM Inc. intends to appeal.

                    Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: As of November 1, 2001, there were 10 putative class actions pending against PM Inc. and the Company, in Florida, Illinois, Massachusetts, Missouri, New Jersey, Ohio (2), Pennsylvania, Tennessee and West Virginia on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these cases allege, among other things, that the use of the terms "Lights" and/or "Ultra Lights," constitute deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution. In February 2001, an Illinois court certified a class, and trial in this case is scheduled for August 2002. In October 2001, a Massachusetts court also certified a class. During the first quarter of 2001, plaintiffs voluntarily dismissed cases in Florida and New York. In July 2001, an Arizona court refused to certify a class.

Cigarette Importation Cases: As of November 1, 2001, the European Community, various Departments of Colombia, Ecuador, Belize and Honduras had filed suits in the United States against the Company and certain of its subsidiaries, including PM Inc. and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into the plaintiff jurisdictions in an effort to evade taxes. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive relief. In January 2001, the Company and its defendant subsidiaries moved to dismiss the complaints filed in the European Community and Colombia cases. In July 2001, the court dismissed the complaint filed by the European Community for lack of standing while noting that the ruling is not applicable to suits that the European Community's member states may choose to file, and in August 2001, the European Community and ten member states refiled the complaint. Also, in July 2001, PM Inc. and the Company moved to dismiss the complaint filed by Ecuador. In September 2001, PM Inc. and the Company moved to dismiss the complaints filed by Belize and Honduras. In October 2001, the United States Court of Appeals for the Second Circuit affirmed the dismissal of a cigarette importation case filed against another cigarette manufacturer.

Asbestos Contribution Cases: As of November 1, 2001, an estimated 16 suits were pending on behalf of former asbestos manufacturers, asbestos manufacturers' personal injury settlement trusts and an insurance company against domestic tobacco manufacturers, including PM Inc. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars. In January 2001, a mistrial was declared in an asbestos contribution case in New York; the case was dismissed in June 2001 after plaintiff announced that it would not retry the case.

Retail Leaders Case: Three domestic tobacco manufacturers have filed suit against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleges that this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


unlawful monopolization. In addition to an injunction, plaintiffs seek unspecified treble damages, attorneys' fees, costs and interest. In June 1999, the court issued a preliminary injunction enjoining PM Inc. from prohibiting retail outlets that participate in the program at one of the levels from installing competitive permanent signage in any section of the "industry fixture" that displays or holds packages of cigarettes manufactured by a firm other than PM Inc., or requiring those outlets to allocate a percentage of cigarette-related permanent signage to PM Inc. greater than PM Inc.'s market share. The court also enjoined PM Inc. from prohibiting retailers participating in the program from advertising or conducting promotional programs of cigarette manufacturers other than PM Inc. The preliminary injunction does not affect any other aspect of the Retail Leaders program. In May 2001, the court denied plaintiffs' motion alleging that PM Inc. had violated the preliminary injunction. In July 2001, one plaintiff filed a motion, which PM Inc. opposes, seeking a modification and expansion of the preliminary injunction. The motion is currently pending. In October 2001, PM Inc. moved for summary judgment dismissing all of plaintiffs' claims.

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM Inc. has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys' fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs' motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM Inc.'s motion for summary judgment and dismissed, with prejudice, the claims of ten plaintiffs whose cases had previously been set for trial in November 2000. The claims of the remaining plaintiffs have been stayed pending final disposition of the ten claims previously scheduled for trial. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court's dismissal would, if affirmed, be binding on all plaintiffs.

Tobacco Price Cases: As of November 1, 2001, there were 36 putative class actions pending against PM Inc. and other domestic tobacco manufacturers as well as, in certain instances, the Company and PMI alleging that the defendants conspired to fix cigarette prices in violation of antitrust laws. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products and the remaining 29 were filed in 14 states and the District of Columbia by retail purchasers of tobacco products. The seven federal class actions have been consolidated. In November 2000, the court hearing the consolidated cases granted in part and denied in part defendants' motion to dismiss portions of the consolidated complaint. The court has certified a class of plaintiffs who made direct purchases between February 1996 and February 2000. In June 2001, the court granted defendants' motion to dismiss the fraudulent concealment allegations in the complaint. The cases are listed in
Exhibit 99.1.

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

                              Certain Other Actions

National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that Kraft, its subsidiaries and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and unspecified treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted Kraft's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling. In October 2001, the Wisconsin Supreme Court granted plaintiffs' petition for further review. Kraft's motions to dismiss were granted in the cases pending in Illinois state court and in the United States District Court for the Central District of California. Appellate courts have reversed and remanded both cases for further proceedings. No classes have been certified in any of the cases.

Italian Tax Matters: One hundred eighty-eight tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1995 and income taxes for the years 1987 to 1995) have been served upon certain affiliates of the Company. The aggregate amount of alleged unpaid taxes assessed to date is the Italian lira equivalent of $2.1 billion. In addition, the Italian lira equivalent of $3.2 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned all of the assessments. The decisions to overturn 185 assessments have been appealed by the tax authorities to the regional appellate court in Milan. To date, the regional appellate court has rejected 51 of the appeals filed by the tax authorities. The tax authorities have appealed 45 of the 51 decisions of the regional appellate court to the Italian Supreme Court. Six of the 51 decisions were not appealed and are now final. In a separate proceeding in October 1997, a Naples court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. In December 2000, the Milan prosecutor took certain procedural steps that may indicate his intention to recommend that charges be pursued against certain of these present and former officers and directors. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

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

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 8. Recently Issued Accounting Pronouncements:
--------------------------------------------------

The Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in cost of sales and in marketing, administration and research costs on the consolidated statement of earnings will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform with the new requirements. In addition, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Operating Results
------------------------------

For the Nine Months Ended September 30,

                                                                    Operating Revenues
                                                               ---------------------------
                                                                      (in millions)
                                                            2001                           2000
                                                          -------                        -------
Domestic tobacco                                          $18,726                        $16,987
International tobacco                                      20,487                         20,552
North American food                                        18,855                         13,822
International food                                          6,260                          5,827
Beer                                                        3,302                          3,449
Financial services                                            321                            305
                                                          -------                        -------
  Operating revenues                                      $67,951                        $60,942
                                                          =======                        =======

                                                                     Operating Income
                                                                ---------------------------
                                                                        (in millions)
                                                            2001                           2000
                                                          -------                        -------
Domestic tobacco                                          $ 3,662                        $ 3,849
International tobacco                                       4,346                          4,180
North American food                                         3,679                          2,796
International food                                            814                            845
Beer                                                          404                            491
Financial services                                            215                            193
                                                          -------                        -------
  Operating companies income                               13,120                         12,354

Amortization of goodwill                                     (758)                          (442)
General corporate expenses                                   (584)                          (626)
                                                          -------                        -------
  Operating income                                        $11,778                        $11,286
                                                          =======                        =======


For the Three Months Ended September 30,

                                                                    Operating Revenues
                                                               ---------------------------
                                                                        (in millions)
                                                            2001                           2000
                                                          -------                        -------
Domestic tobacco                                          $ 6,379                        $ 5,835
International tobacco                                       6,755                          6,753
North American food                                         6,055                          4,379
International food                                          2,001                          1,836
Beer                                                        1,104                          1,149
Financial services                                            110                            106
                                                          -------                        -------
  Operating revenues                                      $22,404                        $20,058
                                                          =======                        =======

For the Three Months Ended September 30,

                                                        Operating Income
                                          --------------------------------------
                                                          (in millions)
                                            2001                           2000
                                          -------                        -------
Domestic tobacco                          $ 1,577                        $ 1,459
International tobacco                       1,440                          1,439
North American food                         1,183                            854
International food                            277                            389
Beer                                          112                            145
Financial services                             75                             66
                                          -------                        -------
  Operating companies income                4,664                          4,352

Amortization of goodwill                     (252)                          (149)
General corporate expenses                   (205)                          (207)
                                          -------                        -------
  Operating income                        $ 4,207                        $ 3,996
                                          =======                        =======


Results of Operations for the Nine Months Ended September 30, 2001

Operating revenues for the first nine months of 2001 increased $7.0 billion (11.5%) over 2000, due primarily to the Company's acquisition of Nabisco Holdings Corp. ("Nabisco") and higher domestic tobacco revenues. The operating revenue comparison for the first nine months was affected by approximately $225 million of incremental sales made during the fourth quarter of 1999, as the Company's customers planned for potential business failures related to the Century Date Change ("CDC"). These incremental CDC sales would have normally been made during the first quarter of 2000. Including the incremental CDC revenues in the first quarter of 2000, and excluding the revenues of businesses divested since the beginning of 2000, operating revenues for the first nine months of 2001 increased $7.0 billion (11.5%) over the first nine months of 2000. Operating revenues would have increased 2.2% over the first nine months of 2000 had the acquisition of Nabisco occurred on January 1, 2000.

Operating income for the first nine months of 2001 increased $492 million (4.4%) over the comparable 2000 period. The operating income comparison was affected by the following unusual items:

o Litigation Related Expense - As discussed in Note 7. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account which, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, the Company recorded a $500 million pre-tax charge in the consolidated statement of earnings for the quarter ended March 31, 2001. In July 2001, PM Inc. placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the September 30, 2001 consolidated balance sheet as other assets. Interest income on the $1.2 billion escrow account is being recorded as earned in the Company's consolidated statement of earnings.

o Sale of Food Factory and Integration Costs- The Company sold a North American food factory during the first quarter of 2001 which resulted in a pre-tax loss of $29 million and incurred pre-tax integration costs of $37 million in the North American food segment to consolidate production lines in the United States.

o Contract Brewing Charge - During the third quarter of 2001, Miller Brewing Co. ("Miller") entered into an agreement with Pabst Brewing Co. modifying the terms of an existing contract brewing arrangement. This modification resulted in a pre-tax charge of $19 million in the Company's beer segment.

o Sale of French Confectionery Business - In August 2000, the Company sold a French confectionery business ("French Confectionery Sale") for proceeds of $251 million on which a pre-tax gain of $139 million was recorded. The pre-tax gain is included in the international food segment's marketing, administration and research costs in the consolidated statement of earnings.

The operating income comparison was also affected by approximately $100 million of operating income from the previously mentioned incremental CDC sales. Including the incremental CDC income in 2000 and excluding the previously discussed unusual items, as well as the results from operations divested since the beginning of 2000, operating income for the first nine months of 2001 increased $1.2 billion (10.4%) over the first nine months of 2000, due primarily to higher operating income from the Company's food and tobacco operations, partially offset by higher goodwill amortization relating to the acquisition of Nabisco. Operating income would have increased 6.6% had the acquisition of Nabisco occurred on January 1, 2000.

Operating companies income, which is defined as operating income before general corporate expenses and amortization of goodwill, increased $766 million (6.2%) over the first nine months of 2000, due primarily to the Nabisco acquisition, partially offset by the 2001 litigation related expense. Including the incremental CDC income in 2000 and excluding the unusual items, as well as the results from operations divested since the beginning of 2000, operating companies income increased $1.4 billion (11.7%). Operating companies income would have increased 5.6% had the acquisition of Nabisco occurred on January 1, 2000, due primarily to higher results from the Company's tobacco and food operations.

Currency movements have decreased operating revenues by $1.7 billion ($1.1 billion, after excluding the impact of currency movements on excise taxes) and operating companies income by $429 million from the first nine months of 2000. Declines in operating revenues and operating companies income are due to the strength of the U.S. dollar against the Euro, the Turkish lira and Asian currencies. Although the Company cannot predict future movements in currency rates, the strength of the U.S. dollar, primarily against the Euro, if sustained during the remainder of 2001, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 2000.

Interest and other debt expense, net, of $1.2 billion for the first nine months of 2001 increased $629 million over $536 million for the first nine months of 2000. This increase was due primarily to higher average debt outstanding during the first nine months of 2001, related to the acquisition of Nabisco. On June 13, 2001, Kraft completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock. The IPO proceeds, net of the underwriting discount, of $8.4 billion were used to retire a portion of the debt incurred as a result of the Nabisco acquisition.

During 2001, the Company's effective tax rate decreased by 0.8 percentage points to 37.9% as the tax rate on foreign operations is expected to be 2.0 percentage points lower than the U.S. statutory rate, versus a 1.0 percentage point difference in 2000. This change primarily reflects the reversal in 2001 of previously accrued taxes for certain foreign jurisdictions where the Company is receiving favorable closings of audits by taxing authorities. Since it is impossible to plan for such audit results, this type of favorability is not anticipated in 2002.

Diluted and basic earnings per share ("EPS") after the cumulative effect of an accounting change, of $2.88 and $2.92, respectively, for the first nine months of 2001, increased by 1.1% and 2.1%, respectively, over the first nine months of 2000. Net earnings of $6.4 billion for the first nine months of 2001 decreased $103 million (1.6%) from the comparable period of 2000. These results include the unusual items, as well as the impact of the incremental CDC income. Excluding the after-tax impact of these unusual items, net earnings increased 4.3% to $6.8 billion, diluted EPS increased 7.4% to $3.05 and basic EPS increased 8.4% to $3.09.

Results of Operations for the Three Months Ended September 30, 2001

Operating revenues for the third quarter of 2001 increased $2.3 billion (11.7%) over 2000, due primarily to the Company's acquisition of Nabisco and higher domestic tobacco revenues. Excluding the revenues of businesses divested since the beginning of 2000, operating revenues for the third quarter of 2001 increased $2.4 billion (12.1%) over the third quarter of 2000. Operating revenues would have increased 2.2% over the third quarter of 2000 had the acquisition of Nabisco occurred on January 1, 2000.

Operating income for the third quarter of 2001 increased $211 million (5.3%) over the comparable 2000 period. Excluding the unusual items in the third quarter of 2001 and 2000, as well as the results from operations divested since the beginning of 2000, operating income for the third quarter of 2001 increased $422 million (11.0%) over the third quarter of 2000, due primarily to higher operating income from the Company's food and domestic tobacco operations, partially offset by higher goodwill amortization relating to the acquisition of Nabisco. Operating income would have increased 6.4% had the acquisition of Nabisco occurred on January 1, 2000.

Operating companies income, which is defined as operating income before general corporate expenses and amortization of goodwill, increased $312 million (7.2%) over the third quarter of 2000, due primarily to higher operating income from the Company's domestic tobacco operations and the Nabisco acquisition. Excluding the unusual items in the third quarter of 2001 and 2000, as well as the results from operations divested since the beginning of 2000, operating companies income increased $523 million (12.5%). Operating companies income would have increased 5.6% had the acquisition of Nabisco occurred on January 1, 2000, due primarily to higher results from the Company's domestic tobacco and food operations.

Currency movements have decreased operating revenues by $525 million ($358 million, after excluding the impact of currency movements on excise taxes), and operating companies income by $146 million from the third quarter of 2000. Declines in operating revenues and operating companies income are due to the strength of the U.S. dollar against the Euro, the Turkish lira and Asian currencies. Although the Company cannot predict future movements in currency rates, the strength of the U.S. dollar, primarily against the Euro, if sustained during the remainder of 2001, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 2000.

Interest and other debt expense, net, of $276 million for the third quarter of 2001 increased $118 million over $158 million for the third quarter of 2000. This increase was due primarily to higher average debt outstanding during the third quarter of 2001, related to the acquisition of Nabisco.

Diluted and basic EPS which were $1.06 and $1.07, respectively, for the third quarter of 2001, each increased by 2.9% over the third quarter of 2000. Net earnings of $2.3 billion for the third quarter of 2001 increased $9 million (0.4%) over the comparable period of 2000. These results include the unusual items in the third quarter of each year. Excluding the after-tax impact of these items, net earnings increased 5.3% to $2.4 billion, diluted EPS increased 8.1% to $1.07 and basic EPS increased 8.0% to $1.08.

Euro
----

Twelve of the fifteen member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency--the Euro. Beginning in January 2002, new Euro-denominated currency (bills and coins) will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the Euro conversion have addressed the systems and business issues raised by the Euro currency conversion. These issues include, among others: (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the Euro currency is issued in 2002.
The Euro conversion has
not had, and the Company currently anticipates that it will not have, a material adverse impact on its financial condition or results of operations.

Operating Results by Business Segment
-------------------------------------

Tobacco
-------

Business Environment

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc., PMI and the Company.

These issues, some of which are more fully discussed below, include pending and threatened smoking and health litigation and certain jury verdicts against PM Inc., including a $74 billion punitive damages verdict in the Engle smoking and health class action case discussed in Note 7. Contingencies ("Note 7") and punitive damages awards in individual smoking and health cases discussed in Note 7; the civil lawsuit filed by the United States federal government against various cigarette manufacturers and others discussed in Note 7; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to ETS; price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases in the United States and foreign markets; diversion into the United States market of products intended for sale outside the United States; governmental investigations; actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; actual and proposed legislation in Congress, the state of New York and other jurisdictions inside and outside the United States to require the establishment of fire-safety standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from tobacco control advocates and unfavorable press reports; and other tobacco legislation that may be considered by Congress, the states and other jurisdictions inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. In general, such taxes have been increasing. The United States federal excise tax on cigarettes is currently $0.34 per pack of 20 cigarettes and is scheduled to increase to $0.39 per pack on January 1, 2002. In the United States, state and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may be as high as $1.90 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels within the United States and in many jurisdictions outside the United States. In the European Union, taxes on cigarettes vary considerably and currently may be as high as $5.07 per pack on the most popular brands. In Germany, where total tax on cigarettes is currently equivalent to $1.82 per pack on the most popular brands, the excise tax is scheduled to increase by approximately $0.34 per pack by January 2003.

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

Jurisdictions around the world have questioned the utility of standardized test methods to measure tar and nicotine yields of cigarettes. In addition, public health authorities in the United States and in other countries have called for the prohibition of the use of brand descriptors such as "Lights" and "Ultra Lights".

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

Ingredient Disclosure Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes. In the United States, the Commonwealth of Massachusetts has enacted legislation to require cigarette manufacturers to report the flavorings and other ingredients used in each brand-style of cigarettes sold in the Commonwealth. Cigarette manufacturers sued to have the statute declared unconstitutional, arguing that it could result in the public disclosure of valuable proprietary information. In September 2000, the district court granted the plaintiffs' motion for summary judgment and permanently enjoined the defendants from requiring cigarette manufacturers to disclose brand-specific information on ingredients in their products, and defendants appealed. In October 2001, the United States Court of Appeals for the First Circuit reversed the district court's decision, holding that the Massachusetts disclosure statute does not constitute an impermissible taking of private property. In November 2001, the First Circuit granted the cigarette manufacturers' petition for rehearing en banc and withdrew the prior opinion. Oral argument is scheduled for January 2002. The ultimate outcome of this lawsuit cannot be predicted. Similar legislation has been enacted or proposed in other states and in jurisdictions outside the United States, including the European Union. In the European Union, tobacco companies must disclose the use of, and provide toxicological information about, all ingredients by October 2002. Other jurisdictions have enacted or proposed legislation that would require the submission of toxicological information about ingredients and would permit governments to prohibit their use.

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


It is the policy of each of PM Inc. and PMI to support a single, consistent public health message on the role played by cigarette smoking in the development of diseases in smokers, and on smoking and addiction. It is also their policy in relation to these issues and the health effects of exposure to ETS to defer to the judgment of public health authorities as to what health warning messages will best serve the public interest.

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

Operating Results


                                     For the Nine Months Ended September 30,
                                     ---------------------------------------
                                                                            Operating
                                  Operating Revenues                     Companies Income
                              ----------------------------           --------------------------
                                                        (in millions)
                                 2001               2000               2001               2000
                               -------            -------            ------              -----
Domestic tobacco               $18,726            $16,987            $3,662              $3,849
International tobacco           20,487             20,552             4,346               4,180
                               -------            -------            ------              ------
  Total tobacco                $39,213            $37,539            $8,008              $8,029
                               =======            =======            ======              ======


Domestic tobacco. During the first nine months of 2001, PM Inc.'s operating revenues increased $1.7 billion (10.2%) over the comparable 2000 period, due primarily to higher pricing ($2.0 billion) and improved mix, partially offset by lower volume ($296 million).

Operating companies income for the first nine months of 2001 decreased $187 million (4.9%) from the comparable 2000 period, due primarily to higher marketing, administration and research costs ($1.1 billion, primarily marketing), the 2001 Engle litigation related expense ($500 million) and lower volume ($226 million), partially offset by price increases, net of cost increases ($1.6 billion) and improved mix. Excluding the 2001 Engle litigation related expense, operating companies income of $4.2 billion for the first nine months of 2001 increased 8.1% over $3.8 billion for the first nine months of 2000.

Shipment volume for the domestic tobacco industry during the first nine months of 2001 decreased to 308.8 billion units, a 2.6% decrease from the first nine months of 2000. PM Inc.'s shipment volume for the first nine months of 2001 was
157.8 billion units, a decrease of 1.7% from the comparable 2000 period. After adjusting for changes in trade inventories and other factors, PM Inc. estimates that industry volume declined at its historical annual rate of 1.0% to 2.0%.

For the first nine months of 2001, PM Inc.'s shipment market share was 51.1%, an increase of 0.5 share points over the comparable period of 2000 due to continued share gains by its premium brands Marlboro, Parliament and Virginia Slims. Marlboro shipment volume increased 614 million units (0.5%) over the first nine months of 2000 to 120.2 billion units for a 38.9% share of the total industry, an increase of 1.2 share points over the comparable period of 2000.

Based on shipments, the premium segment accounted for approximately 74.1% of the domestic cigarette industry volume in the first nine months of 2001, an increase of 0.5 share points over the comparable period of 2000. In the premium segment, PM Inc.'s volume decreased 0.4% during the first nine months of 2001, compared with a 1.9% decrease for the industry, resulting in a premium segment share of 61.6%, an increase of 0.9 share points over the first nine months of 2000.

In the discount segment, PM Inc.'s shipments decreased 11.7% to 16.9 billion units in the first nine months of 2001, compared with an industry decrease of 4.6%, resulting in a discount segment share of 21.1%, a decrease of 1.7 share points from the comparable period of 2000. Basic shipment volume for the first nine months of 2001 was down 6.3% to 15.3 billion units, for a 19.2% share of the discount segment, down 0.4 share points compared to the 2000 period.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail grew 0.3 share points to 50.8% for the first nine months of 2001. The first nine months of 2001 retail share for Marlboro increased 1.0 share point to 38.2%.

In October 2001, PM Inc. announced a price increase of $2.50 per thousand cigarettes on its domestic premium and discount brands. This followed price increases of $7.00 per thousand in April 2001, $7.00 per thousand in December 2000, $3.00 per thousand in July 2000 and $6.50 per thousand in January 2000. Each $1.00 per thousand increase by PM Inc. equates to a $0.02 increase in the price to wholesalers of each pack of twenty cigarettes.

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

International tobacco. During the first nine months of 2001, international tobacco operating revenues, including excise taxes, decreased $65 million (0.3%) from the first nine months of 2000. Excluding excise taxes, operating revenues increased $2 million, due primarily to price increases ($311 million), higher volume/mix ($131 million), the shift in CDC revenues ($97 million) and the consolidation of previously unconsolidated operations, partially offset by unfavorable currency movements ($617 million).

Operating companies income for the first nine months of 2001 increased $166 million (4.0%) over the comparable 2000 period, due primarily to price increases and favorable costs ($381 million), higher volume/mix ($75 million), the shift of CDC income ($59 million) and the consolidation of previously unconsolidated operations, partially offset by unfavorable currency movements ($367 million). Adjusting for the shift in CDC income, operating companies income of $4,346 million for the first nine months of 2001 increased 2.5% over $4,239 million for the comparable period of 2000.

PMI's volume for the first nine months of 2001 of 543.1 billion units increased
23.0 billion units (4.4%) over the first nine months of 2000. Adjusting for the shift in CDC volume (the basis of presentation for all following PMI volume disclosures), PMI's volume of 543.1 billion units for the first nine months of 2001 increased 18.8 billion units (3.6%) over the comparable 2000 period. Volume advanced in a number of important markets, including Italy, Spain, Portugal, France, Romania, Poland, Saudi Arabia, Russia, the Ukraine, Japan, Korea, Indonesia and Mexico. PMI recorded market share gains in most of its major markets. Volume and share in Germany were lower due to a significant decline in the vending segment, which disproportionately affected volume due to PMI's large share in that segment, and the growth of trade brands. Volume declined in Turkey as several price increases related to the Turkish lira devaluation have led to a market contraction and consumer down-trading. Volume declined in the Baltics and Kazakhstan due to intense competition in the low price segment. In Argentina, volume declined due principally to a recession-driven decline in the total cigarette industry which more than offset higher market share. International volume for Marlboro decreased 0.2%, as lower volumes in Germany, Turkey, Poland, Egypt, the Philippines, Argentina and worldwide duty-free were partially offset by higher volumes in France, Spain, Russia, the Ukraine, Indonesia, Japan, Korea and Mexico.

During the first nine months of 2001, the Company increased its ownership interest in its Argentine tobacco subsidiary for an aggregate cost of $255 million, the operating results of which were not material to the consolidated operating results of the Company.


                                                   For the Three Months Ended September 30,
                                                   ----------------------------------------
                                                                                   Operating
                                                   Operating Revenues            Companies Income
                                                   ------------------            ----------------
                                                                     (in millions)

                                                  2001             2000          2001            2000
                                                -------          -------       ------          ------
Domestic tobacco                                $ 6,379          $ 5,835       $1,577          $1,459
International tobacco                             6,755            6,753        1,440           1,439
                                                -------          -------       ------          ------
  Total tobacco                                 $13,134          $12,588       $3,017          $2,898
                                                =======          =======       ======          ======

Domestic tobacco. During the third quarter of 2001, PM Inc.'s operating revenues increased $544 million (9.3%) over the comparable 2000 period, due primarily to higher pricing ($703 million) and improved mix, partially offset by lower volume ($166 million).

Operating companies income for the third quarter of 2001 increased $118 million (8.1%) over the comparable 2000 period, due primarily to price increases and favorable costs ($730 million) and improved mix, partially offset by higher marketing, administration and research costs ($496 million, primarily marketing) and lower volume.

Shipment volume for the domestic tobacco industry during the third quarter of 2001 decreased to 104.7 billion units, a 2.4% decrease from the third quarter of 2000. PM Inc.'s shipment volume for the third quarter of 2001 declined 2.8% to
52.5 billion units in comparison to the third quarter of 2000, due primarily to the timing of promotions shipped in June 2001 for July retail sales. After adjusting for the timing of promotions and other inventory distortions, PM Inc. estimates that industry volume declined at its historical annual rate of 1.0% to 2.0%.

For the third quarter of 2001, PM Inc.'s shipment market share was 50.2%, a decrease of 0.2 share points from the comparable period of 2000, reflecting the effect of its June promotional shipments, partially offset by continued share gains by its premium brands Marlboro and Parliament. Marlboro shipment volume decreased 387 million units (1.0%) from the third quarter of 2000 to 39.9 billion units for a 38.1% share of the total industry, an increase of 0.5 share points over the comparable period of 2000. Parliament shipment share benefited from its national launch in April 2001.

Based on shipments, the premium segment accounted for approximately 73.7% of the domestic cigarette industry volume in the third quarter of 2001, an increase of
0.2 share points over the comparable period of 2000. In the premium segment, PM Inc.'s volume decreased 1.8% during the third quarter of 2001, compared with a 2.1% decrease for the industry, resulting in a premium segment share of 60.6%, an increase of 0.2 share points over the third quarter of 2000.

In the discount segment, PM Inc.'s shipments decreased 10.4% to 5.7 billion units in the third quarter of 2001, compared with an industry decrease of 3.2%, resulting in a discount segment share of 20.9 %, a decrease of 1.7 share points from the comparable period of 2000. Basic shipment volume for the third quarter of 2001 was down 5.9% to 5.3 billion units, for a 5.1% share of the industry, down 0.2 share points compared to the 2000 period.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail increased 0.5 share points to 50.7% for the third quarter of 2001, due primarily to increased sales of Marlboro. The third quarter 2001 retail share for Marlboro increased 1.6 share points to 38.4%. Parliament retail share was up 0.2 share points to 1.2%, as it continued to benefit from its national launch in April 2001.

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

International tobacco. During the third quarter of 2001, international tobacco operating revenues, including excise taxes, increased $2 million from the third quarter of 2000. Excluding excise taxes, operating revenues decreased $41 million (1.1%) due primarily to unfavorable currency movements ($197 million), partially offset by price increases ($98 million) and higher volume/mix ($53 million).

Operating companies income for the third quarter of 2001 increased $1 million (0.1%) over the comparable 2000 period, due primarily to price increases and favorable costs ($120 million) and higher volume/mix ($27 million), partially offset by unfavorable currency movements ($130 million) and higher marketing, administration and research costs.

PMI's volume for the third quarter of 2001 of 183.5 billion units increased 7.1 billion units (4.0%) over the third quarter of 2000. Volume advanced in a number of important markets, including France, Italy, the United Kingdom, Switzerland, the Czech Republic, Poland, Romania, Saudi Arabia, Russia, the Ukraine, Japan, Indonesia, Korea and Mexico. PMI recorded market share gains in most of its major markets; however, volume and share in Germany were lower. Volume declined in Turkey as several price increases related to the Turkish lira devaluation have led to a market contraction and consumer down-trading. In Argentina, the total cigarette industry declined due to the economic recession. International volume for Marlboro decreased 0.6%, as lower volumes in Germany, Spain, Turkey, Argentina, Poland, the Philippines and worldwide duty-free were partially offset by higher volumes in the United Kingdom, Saudi Arabia, Russia, the Ukraine, Japan, Indonesia, Korea and Mexico.

Food
----

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

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity costs on average have been higher than the levels seen in 2000. Cocoa bean prices have also been higher, while coffee bean prices have been lower than in 2000. During the latter part of 2000 and into 2001, energy costs rose in response to higher prices charged for oil and natural gas. However, this increase in energy costs did not have a material adverse effect on the operating results of the Company.

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

Kraft plans to sell a number of Nabisco businesses that do not align strategically with its operations. Accordingly, the estimated selling prices of these businesses less costs of disposal plus the estimated results of operations through the estimated sales dates, are shown as assets held for sale on the Company's consolidated balance sheets. During 2001, Kraft will finalize its plans to integrate the operations of Nabisco. Kraft anticipates closing a number of Nabisco manufacturing facilities. Charges to close these facilities and integrate Nabisco, estimated to be in a range of $500 million to $600 million, will not be recorded in the Company's consolidated statement of earnings, but as adjustments to excess purchase price on the consolidated balance sheet when plans are finalized and announced to employees.

The integration of Nabisco's operations will result in the closure of several Kraft facilities. During the third quarter of 2001, Kraft incurred pre-tax integration costs of $37 million to consolidate production lines in the United States. In October 2001, Kraft announced that it was offering a voluntary retirement program to certain salaried employees in the United States. The program is expected to eliminate 1,000 employees and will result in an estimated pre-tax charge of approximately $160 million upon final employee acceptance in the first quarter of 2002. The aggregate charges to the Company's consolidated statement of earnings to close or reconfigure Kraft facilities and integrate Nabisco are estimated to be in the range of $200 million to $300 million. The Company anticipates that the remainder of these charges will occur over the next nine months. In addition, during the first quarter of 2001, Kraft sold a North American food factory which resulted in a pre-tax loss of $29 million.

During 2001, Kraft purchased coffee businesses in Romania, Morocco and Bulgaria. The aggregate cost of these acquisitions was $80 million. The operating results of these businesses were not material to the consolidated operating results of Kraft or the Company in any of the periods presented.

During the third quarter of 2001, Kraft announced plans to acquire confectionery businesses in Russia, Poland and Hungary. The acquisition is subject to regulatory approval in each of the respective countries. This transaction is not expected to have a material effect on the consolidated operating results of Kraft or the Company.

During 2000, Kraft purchased the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, Kraft also acquired Boca Burger, Inc., a privately held manufacturer and marketer of soy-based meat alternatives. The total cost of these acquisitions was $358 million. The operating results of these businesses were not material to the consolidated operating results of Kraft or the Company in any of the periods presented.

During 2000, Kraft sold several small international and domestic food businesses, including a French confectionery business. The aggregate proceeds received in these transactions were $302 million on which Kraft recorded pre-tax gains of $174 million. The operating results of businesses divested were not material to the consolidated operating results of Kraft or the Company in any of the periods presented.

Operating Results


                                          For the Nine Months Ended September 30,
                                          ---------------------------------------
                                                                                Operating
                                  Operating Revenues                          Companies Income
                                  ------------------                          ----------------
                                                           (in millions)
                                  2001               2000                 2001             2000
                                -------            -------               ------            ----
North American food             $18,855            $13,822               $3,679             $2,796
International food                6,260              5,827                  814                845
                                -------            -------               ------             ------
Total food                      $25,115            $19,649               $4,493             $3,641
                                =======            =======               ======             ======

North American food. During the first nine months of 2001, operating revenues increased $5.0 billion (36.4%) over the first nine months of 2000, due primarily to the acquisition of Nabisco ($4.8 billion), higher volume/mix ($184 million) and the shift in CDC revenues ($71 million), partially offset by unfavorable currency exchange rates. Adjusting for the shift in CDC revenues and excluding businesses divested since the beginning of 2000, operating revenues increased 35.8%. Operating revenues would have increased 1.3% had the acquisition of Nabisco occurred on January 1, 2000.

Operating companies income for the first nine months of 2001 increased $883 million (31.6%) over the comparable period of 2000, primarily reflecting the acquisition of Nabisco ($834 million), higher volume/mix ($131 million), lower marketing, administration and research costs ($101 million, the majority of which related to lower marketing expenses) and the shift in CDC income ($27 million), partially offset by the pre-tax loss on the sale of a North American food factory and integration costs ($66 million), and lower margins ($88 million, driven by higher dairy commodity-related costs). Adjusting for the shift in CDC income and excluding the pre-tax loss on the sale of a North American food factory and integration costs and the impact of businesses divested since the beginning of 2000, operating companies income of $3,745 million for the first nine months of 2001 increased 32.8% over $2,819 million in the first nine months of 2000. Operating companies income would have increased 8.0% had the acquisition of Nabisco occurred on January 1, 2000.

Volume for the first nine months of 2001 increased 32.5% over 2000. Excluding the impact of divested businesses and adjusting for the shift in volume related to the CDC, volume increased 31.8%, due primarily to the acquisition of Nabisco. Had the acquisition of Nabisco occurred on January 1, 2000 (the basis of presentation of all following Kraft Foods North America volume comparisons), volume would have increased 2.9%. In Cheese, Meals and Enhancers, volume increased slightly due primarily to higher U.S. shipments of macaroni and cheese dinners, partially offset by lower U.S. food services volume and the discontinuation of lower-margin, non-branded cheese products. In Canada, shipments increased as a result of higher consumption of branded products and new product introductions. Volume also increased in Biscuits, Snacks and Confectionery, driven primarily by new biscuit and confectionery product introductions, partially offset by lower shipments of nuts to non-grocery channels. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by the strength of ready-to-drink beverages, partially offset by volume declines in coffee, desserts and cereals. In Oscar Mayer and Pizza, volume increased due primarily to hot dogs, bacon, luncheon meats, soy-based meat alternatives and frozen pizza.

International food. Operating revenues for the first nine months of 2001 increased $433 million (7.4%) over the first nine months of 2000. Adjusting for the shift in CDC revenues and excluding the operating revenues of businesses divested since the beginning of 2000, operating revenues increased $550 million (9.6%), due primarily to the acquisition of Nabisco ($880 million) and higher volume/mix ($46 million), partially offset by unfavorable currency movements ($453 million). Operating revenues would have decreased 4.6% from the comparable 2000 period had the acquisition of Nabisco occurred on January 1, 2000, due primarily to unfavorable currency movements.

Operating companies income for the first nine months of 2001 decreased $31 million (3.7%) from the first nine months of 2000. Adjusting for the shift in CDC income and excluding the pre-tax gain on the French Confectionery Sale in 2000 and the operating companies income of businesses divested since the beginning of 2000, operating companies income increased $127 million (18.5%), due primarily to the acquisition of Nabisco ($69 million), higher volume/mix ($25 million), lower marketing, administration and research costs ($47 million) and higher margins ($27 million), partially offset by unfavorable currency ($54 million). Operating companies income would have increased 8.3% had the acquisition of Nabisco occurred on January 1, 2000.

Volume for the first nine months of 2001 increased 35.9% over 2000. Excluding the impact of divested businesses and adjusting for the shift in volume related to the CDC, volume increased 38.4%, due primarily to the acquisition of Nabisco. Volume would have increased 4.2% had the acquisition of Nabisco occurred on January 1, 2000 (the basis of presentation of all following Kraft Foods International volume comparisons).

In Europe, Middle East and Africa, volume increased slightly over the first nine months of 2000, as gains in the developing markets of Central and Eastern Europe and growth in many Western European markets were mostly offset by lower volume in Germany, reflecting increased price competition and trade inventory reductions, and lower canned meats volume in Italy. In beverages, volume increased in both coffee and refreshment beverages. Coffee volume grew in many markets, including Romania, Morocco and Bulgaria, benefiting from recent acquisitions. Refreshment beverage volume increased, driven by higher sales to the Middle East and Africa. Snacks volume increased, driven by confectionery and salty snacks. Cheese volume grew, driven primarily by cream cheese in Italy and process cheese spreads in the United Kingdom, partially offset by lower cheese volume in Germany reflecting increased price competition. In grocery, lower volume in Germany was partially offset by higher shipments of dressings in Spain, Greece and the United Kingdom.

Volume increased in the Latin American and Asia Pacific regions driven by gains across most categories. Beverages volume increased, due primarily to growth in refreshment beverages, including powdered soft drinks in Brazil, China and the Philippines and juice concentrate in Brazil. Snacks volume increased, driven primarily by higher biscuits volume in Brazil and China, partially offset by lower volume in Argentina, due to economic weakness. In confectionery, volume was lower, as a decline in chocolate confectionery in Brazil was partially offset by gains in chewy candy in China. Cheese volume increased driven primarily by cream cheese in Australia and the Caribbean and process cheese in the Philippines. Grocery volume was higher, due primarily to gains in Latin America.


                                         For the Three Months Ended September 30,
                                         ----------------------------------------
                                                                                  Operating
                              Operating Revenues                               Companies Income
                              ------------------                               ----------------
                                                         (in millions)
                              2001                2000                       2001                2000
                             ------              ------                     ------              ------
North American food          $6,055              $4,379                     $1,183              $  854
International food            2,001               1,836                        277                 389
                             ------              ------                     ------              ------
Total food                   $8,056              $6,215                     $1,460              $1,243
                             ======              ======                     ======              ======


North American food. During the third quarter of 2001, operating revenues increased $1.7 billion (38.3%) over the third quarter of 2000, due primarily to the acquisition of Nabisco ($1.6 billion) and higher volume/mix ($36 million), partially offset by unfavorable currency movements. Operating revenues would have increased 0.5% had the acquisition of Nabisco occurred on January 1, 2000.

Operating companies income for the third quarter of 2001 increased $329 million (38.5%) from the comparable period of 2000, primarily reflecting the acquisition of Nabisco ($321 million), higher volume/mix ($28 million) and lower marketing, administration and research costs ($107 million, the majority of which related to lower marketing expenses), partially offset by lower margins ($79 million, driven by higher dairy commodity-related costs) and integration costs ($37 million). Excluding the impact of integration costs, operating companies income of $1,220 million for the third quarter of 2001 increased 42.9% over $854 million in the third quarter of 2000. Operating companies income would have increased 10.2% had the acquisition of Nabisco occurred on January 1, 2000.

Volume for the third quarter of 2001 increased 34.0% over 2000. Had the acquisition of Nabisco occurred on January 1, 2000 (the basis of presentation of all following Kraft Foods North America volume comparisons), volume would have increased 2.5%. Volume decreased in Cheese, Meals and Enhancers due to lower U.S. food service business and the discontinuation of lower-margin, non-branded cheese products. These decreases were partially offset by higher shipments of macaroni and cheese dinners. In Canada, increased shipments were driven by higher consumption of branded products and new product introductions. Volume also decreased in Biscuits, Snacks and Confectionery, driven primarily by lower shipments of nuts to non-grocery channels, partially offset by new biscuit products. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by higher shipments of ready-to-drink beverages, partially offset by volume declines in desserts and cereals. In Oscar Mayer and Pizza, volume increased due primarily to hot dogs, luncheon meats, lunch combinations, soy-based meat alternatives and frozen pizza.

International food. Operating revenues for the third quarter of 2001 increased $165 million (9.0%) over the third quarter of 2000. Excluding the operating revenues of businesses divested since the beginning of 2000, operating revenues increased $205 million (11.4%), due primarily to the acquisition of Nabisco ($289 million) and higher volume/mix, partially offset by unfavorable currency movements ($142 million). Operating revenues would have decreased 4.1% from the comparable 2000 period had the acquisition of Nabisco occurred on January 1, 2000, due primarily to unfavorable currency movements.

Operating companies income for the third quarter of 2001 decreased $112 million (28.8%) from the third quarter of 2000. Excluding the pre-tax gain on the French Confectionery Sale in 2000 and the operating companies income of businesses divested since the beginning of 2000, operating companies income increased $40 million (16.9%), due primarily to the acquisition of Nabisco ($22 million), higher margins ($14 million) and lower marketing, administration and research costs ($13 million), partially offset by unfavorable currency ($14 million). Operating companies income would have increased 8.2% had the acquisition of Nabisco occurred on January 1, 2000.

Volume for the third quarter of 2001 increased 36.2% over 2000. Excluding the impact of divested businesses, volume increased 39.8% due primarily to the acquisition of Nabisco. Volume would have increased 4.4% had the acquisition of Nabisco occurred on January 1, 2000 (the basis of presentation of all following Kraft Foods International volume comparisons).

In Europe, Middle East and Africa, volume was equal with the third quarter of 2000, as gains in the developing markets of Central and Eastern Europe and growth in Austria, Greece, Norway, Spain, Sweden and the United Kingdom were offset by lower volumes in Germany and Italy. In beverages, volume growth was driven by the favorable performance of coffee and refreshment beverages. Coffee volume grew in many markets, including Romania, Morocco and Bulgaria, due to recent acquisitions. In Germany, coffee volume declined reflecting trade inventory reductions. Refreshment beverages volume increased, driven by higher shipments to the Middle East and Africa. Snacks volume increased, driven by confectionery and salty snacks. Overall growth in confectionery was moderated by a shortfall in Germany, due to increased price competition and trade inventory reductions. Cheese volume was lower, due to a shortfall in Germany reflecting increased price competition, partially offset by higher cream cheese volume in Belgium, Italy, Spain and the Away from Home markets. In grocery, lower volume was due to a shortfall in Germany, reflecting aggressive competition and a difficult trade environment. Convenient meals volume was down due to lower canned meats volume in Italy, partially offset by new lunch combination products in the United Kingdom.

Volume increased in the Latin American and Asia Pacific regions driven by gains across most categories. Beverages volume increased due primarily to growth in refreshment beverages, including powdered soft drinks in Brazil and the Philippines and juice concentrate in Brazil. Snacks volume increased, driven primarily by higher biscuits volume in Brazil, China and Peru. Cheese volume increased due primarily to cream cheese volume in Australia and process cheese in the Philippines.

Beer
----

Operating Results

Nine Months Ended September 30

Miller's operating revenues for the first nine months of 2001 decreased $147 million (4.3%) from the first nine months of 2000. Excluding the operating revenues of businesses divested since the beginning of 2000, operating revenues decreased $48 million (1.4%), due primarily to lower volume ($122 million), partially offset by higher pricing ($85 million). Operating companies income for the first nine months of 2001 decreased $87 million (17.7%) from the first nine months of 2000. Excluding the contract brewing charge and the operating companies income of businesses divested since the beginning of 2000, operating companies income decreased by $61 million (12.6%), due primarily to lower volume ($51 million) and higher marketing, administration and research costs ($55 million, primarily higher marketing spending for core brands), partially offset by higher pricing ($45 million).

Miller's domestic shipment volume of 30.9 million barrels for the first nine months of 2001 decreased 6.2% from the comparable 2000 period. Excluding the impact of businesses divested since the beginning of 2000, total domestic shipment volume was down 3.9%. Domestic shipments of premium/near-premium brands decreased across most brands from 2000. Domestic shipments of below-premium products also decreased on lower shipments across all brands. Excluding the impact of businesses divested since the beginning of 2000, total wholesalers' sales to retailers decreased 3.7% from the comparable 2000 period, reflecting lower retail sales of Miller Lite, Miller Genuine Draft, Icehouse, Milwaukee's Best and Red Dog.

Three Months Ended September 30

Miller's operating revenues for the third quarter of 2001 decreased $45 million (3.9%) from the third quarter of 2000. Excluding the operating revenues of businesses divested since the beginning of 2000, operating revenues decreased $15 million (1.3%), due primarily to lower volume ($31 million), partially offset by higher pricing. Operating companies income for the third quarter of 2001 decreased $33 million (22.8%) from the third quarter of 2000. Excluding the contract brewing charge and the operating companies income of businesses divested since the beginning of 2000, operating companies income decreased by $11 million (7.7%), due primarily to lower volume ($11 million) and higher marketing, administration and research costs ($17 million, primarily higher marketing spending for core brands), partially offset by higher pricing ($13 million).

Miller's domestic shipment volume of 10.3 million barrels for the third quarter of 2001 decreased 5.3% from the comparable 2000 period. Excluding the impact of businesses divested since the beginning of 2000, total domestic shipment volume was down 3.0%. Domestic shipments of premium/near-premium brands decreased across most brands from 2000. Domestic shipments of below-premium products also decreased on lower shipments across all brands. Excluding the impact of businesses divested since the beginning of 2000, total wholesalers' sales to retailers decreased 2.5% from the comparable 2000 period, reflecting lower retail sales of Miller Lite, Miller Genuine Draft, Icehouse, Milwaukee's Best and Red Dog.

Financial Services
------------------

Philip Morris Capital Corporation's ("PMCC") operating revenues and operating companies income for the first nine months of 2001 increased $16 million (5.2%) and $22 million (11.4%), respectively, over the comparable 2000 period. During the third quarter of 2001, operating revenues and operating companies income increased $4 million (3.8%) and $9 million (13.6%), respectively, over the third quarter of 2000. These increases were due primarily to new leasing and structured finance investments and continued gains derived from PMCC's portfolio of finance assets.

Financial Review
----------------

Net Cash Provided by Operating Activities
-----------------------------------------

During the first nine months of 2001, net cash provided by operating activities was $7.9 billion compared with $9.1 billion in the comparable 2000 period. The decrease was due primarily to the payment of litigation related escrow bonds (see Note 7. Contingencies).

Net Cash Used in Investing Activities
-------------------------------------

During the first nine months of 2001, net cash used in investing activities was $1,724 million, up from $1,686 million in 2000.

Net Cash Used in Financing Activities
-------------------------------------

During the first nine months of 2001, net cash of $6.7 billion was used in financing activities, compared with $7.4 billion used in financing activities during 2000. Net debt repayments in 2001 of $741 million, not including the repayment of $8.4 billion of debt with the net proceeds from the Kraft IPO, were $526 million lower than the $1.3 billion of net debt repayments during the first nine months of 2000. The remainder of the decline was due to higher cash inflows from the issuance of the Company's common stock in connection with the exercise of employee stock options.

Debt and Liquidity
------------------

The Company's total debt (consumer products and financial services) was $19.7 billion and $29.1 billion at September 30, 2001 and December 31, 2000, respectively. Total consumer products debt was $17.8 billion and $27.2 billion at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001 and December 31, 2000, the Company's ratio of consumer products debt to total equity was 0.90 and 1.81, respectively. The ratio of total debt to total equity was 0.99 and 1.94 at September 30, 2001 and December 31, 2000, respectively. On June 13, 2001, Kraft completed an IPO of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. The Company used the IPO proceeds, net of the underwriting discount and expenses, of $8.4 billion to retire a portion of the debt incurred in connection with the acquisition of Nabisco.

On November 2, 2001, Kraft completed a $4.0 billion public global bond offering, the net proceeds of which were primarily used to repay commercial paper borrowings.

At September 30, 2001, the Company and its subsidiaries maintained credit facilities with a number of lending institutions, amounting to approximately $16.1 billion. In July 2001, the Company entered into new agreements for a $5.0 billion 5-year revolving credit facility maturing in July 2006 and a $3.0 billion 364-day revolving credit facility maturing in July 2002; the Company concurrently terminated a $9.0 billion 364-day revolving credit facility, entered into in October 2000, in connection with the acquisition of Nabisco, and a term revolving credit facility for $8.0 billion. In addition, Kraft entered into new agreements for a $2.0 billion 5-year revolving credit facility maturing in July 2006 and a $4.0 billion 364-day revolving credit facility maturing in July 2002. Certain of these facilities, used to support commercial paper borrowings, are available for general corporate purposes and require the maintenance of a fixed charges coverage ratio or net worth test. At September 30, 2001, $2.3 billion of short-term borrowings that the Company intends to refinance were reclassified as long-term debt. The Company may continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

As discussed in Note 7. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among PM Inc., certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account which, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, the Company recorded a $500 million pre-tax charge in the consolidated statement of earnings for the quarter ended March 31, 2001. In July 2001, PM Inc. placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the September 30, 2001 consolidated balance sheet as other assets. Interest income on the $1.2 billion escrow account is being recorded as earned in the Company's consolidated statement of earnings.

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

Equity and Dividends
--------------------

During the first nine months of 2001 and 2000, the Company repurchased 63.5 million and 113.3 million shares, respectively, of its common stock at a cost of $3.0 billion and $2.7 billion, respectively. During the first quarter of 2001, the Company completed its three-year $8 billion share repurchase program and announced a new three-year $10 billion share repurchase program. At September 30, 2001, cumulative repurchases under the $10 billion authority totaled 48.6 million shares at an aggregate cost of $2.3 billion.

Dividends paid in the first nine months of 2001 and 2000 were $3.5 billion and $3.3 billion, respectively. During the third quarter of 2001, the Company's Board of Directors approved a 9.4% increase in the current quarterly dividend rate to $0.58 per share. As a result, the present annualized dividend rate is $2.32 per share.

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

Foreign exchange rates. The Company is exposed to foreign exchange movements, primarily in European, Japanese and other Asian and Latin American currencies. Consequently, it enters into various contracts, which change in value as foreign currency exchange rates fluctuate, to preserve the value of commitments and forecasted transactions. The Company uses foreign currency option and forward contracts to hedge certain transaction exposures and forecasted foreign currency cash flows. The Company also enters into short-term foreign currency swap contracts, primarily to hedge intercompany transactions denominated in foreign currencies. At September 30, 2001 and December 31, 2000, the Company had option and forward foreign currency exchange contracts, principally for the Japanese yen, the Euro and the Swiss franc with an aggregate notional amount of $5.9 billion and $5.8 billion, respectively, for both the purchase and/or sale of foreign currencies.

The Company manages its foreign denominated debt exposure through the use of currency swap agreements. At September 30, 2001 and December 31, 2000, the notional amounts of currency swap agreements aggregated $2.3 billion.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's food businesses. Accordingly, the Company enters into commodity future, forward and option contracts to manage fluctuations in prices of forecasted purchases, primarily cheese, coffee, cocoa, milk, sugar, wheat, corn, soybean and energy. At September 30, 2001 and December 31, 2000, the Company had net long commodity positions of $672 million and $617 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at September 30, 2001 and December 31, 2000.

Interest rates. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges the periodic payments, based on a notional amount and agreed-upon fixed and variable interest rates. At September 30, 2001, the Company had interest rate swap agreements which converted $102 million of fixed rate debt to variable rate debt of which $29 million will mature in 2003 and $73 million will mature in 2004.

                               -------------------

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at September 30, 2001 and December 31, 2000, or the Company's results of operations for the three and nine months ended September 30, 2001 or the year ended December 31, 2000.

                              -------------------

Contingencies
-------------

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards
------------------------

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive losses, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive losses are included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change that reduced net earnings by $6 million, net of income taxes of $3 million and decreased accumulated other comprehensive losses by $15 million, net of income taxes of $8 million.

The Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in cost of sales and in marketing, administration and research costs on the consolidated statement of earnings will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform with the new requirements. In addition, the EITF reached a consensus on EITF Issue No.
00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the Company's understanding of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing, and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. The food industry continues to be subject to the possibility that consumers could lose confidence in the safety and quality of certain food products. Each of the Company's consumer products subsidiaries is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios, in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity. In addition, PMI, Kraft Foods International and Kraft Foods North America are subject to the effects of foreign economies and the related shifts in consumer preferences and currency movements. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

             99.1    Certain Pending Litigation Matters and Recent Developments.

             99.2    Trial Schedule for Certain Cases.


    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

                      November 13, 2001