Form 10-K405
period 2001-12-31
PHILIP MORRIS COMPANIES INC
filed 2002-03-19
CIK 764180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 2001

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-8940
                             ---------------------

                          PHILIP MORRIS COMPANIES INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

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

                             ---------------------

        Registrant's telephone number, including area code: 917-663-5000
          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
      Common Stock, $0.33 1/3 par value                   New York Stock Exchange

                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                             ---------------------

     The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on February 28, 2002, was approximately $113 billion. At such date, there were 2,147,303,822 shares of the registrant's Common Stock outstanding.
                             ---------------------

                      Documents Incorporated by Reference

     Portions of the registrant's annual report to shareholders for the year ended December 31, 2001 (the "2001 Annual Report"), are incorporated in Part I,
Part II and Part IV hereof and made a part hereof. Portions of the registrant's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 25, 2002, filed with the Securities and Exchange Commission on March 18, 2002, are incorporated in Part III hereof and made a part hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1.  Businesses.
(a) General Development of Business

                                    General

     Philip Morris Companies Inc., through its wholly-owned subsidiaries, Philip Morris Incorporated, Philip Morris International Inc. and Miller Brewing Company, and its majority-owned (83.9%) subsidiary, Kraft Foods Inc., is engaged in the manufacture and sale of various consumer products, including cigarettes, foods and beverages, and beer. Philip Morris Capital Corporation, another wholly-owned subsidiary, is primarily engaged in leasing activities. As used herein, unless the context indicates otherwise, the term "Company" means Philip Morris Companies Inc., its wholly-owned subsidiaries and its majority-owned subsidiary. The Company is the largest consumer packaged goods company in the world.* During November 2001, the Company announced that it would ask stockholders at its next annual meeting of stockholders in April 2002 to approve changing the Company's name from Philip Morris Companies Inc. to Altria Group, Inc.

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

     Kraft Foods Inc., together with its subsidiaries ("Kraft"), is engaged in the manufacture and sale of branded foods and beverages in the United States, Canada, Europe, the Middle East and Africa, Latin America and Asia Pacific. Kraft conducts its global business through its subsidiaries: Kraft Foods North America, Inc. ("Kraft Foods North America") and Kraft Foods International, Inc. ("Kraft Foods International"). Kraft has operations in 68 countries and sells its products in more than 145 countries.

     Prior to June 13, 2001, Kraft was a wholly-owned subsidiary of the Company. On June 13, 2001, Kraft completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. The Company owns approximately 83.9% of the outstanding shares of Kraft's capital stock through the Company's ownership of 49.5% of Kraft's Class A common stock and 100% of Kraft's Class B common stock. Kraft's Class A common stock has one vote per share while Kraft's Class B common stock has ten votes per share. Therefore, the Company holds 97.7% of the combined voting power of Kraft's outstanding common stock.

     Miller Brewing Company ("Miller") is the second-largest brewing company in the United States.

                           Source of Funds--Dividends

     Because the Company is a holding company, its principal source of funds is dividends from its subsidiaries. Except for minimum net worth requirements, the Company's principal wholly-owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

---------------

* References to the Company's competitive ranking in its various businesses are based on sales data or, in the case of cigarettes and beer, shipments, unless otherwise indicated.

(b) Financial Information About Industry Segments

     The Company's reportable segments are domestic tobacco, international tobacco, North American food, international food, beer and financial services. Operating revenues and operating companies income (together with a reconciliation to operating income) attributable to each such segment for each of the last three years (along with total assets for each of tobacco, food, beer and financial services at December 31, 2001, 2000 and 1999) are set forth in
Note 12 to the Company's consolidated financial statements ("Note 12") and are incorporated herein by reference to the 2001 Annual Report.

     The relative percentages of operating companies income attributable to each reportable segment were as follows:

                                                        2001    2000    1999
                                                        -----   -----   -----
Domestic tobacco......................................   30.1%   33.0%   32.8%
International tobacco.................................   30.9    32.1    33.5
North American food...................................   27.4    21.9    21.5
International food....................................    7.1     7.4     7.2
Beer..................................................    2.8     4.0     3.5
Financial services....................................    1.7     1.6     1.5
                                                        -----   -----   -----
                                                        100.0%  100.0%  100.0%
                                                        =====   =====   =====

(c) Narrative Description of Business

                                Tobacco Products

     PM Inc. manufactures, markets and sells cigarettes in the United States and its territories, and exports tobacco products from the United States. Subsidiaries and affiliates of Philip Morris International and their licensees manufacture, market and sell tobacco products outside the United States.

Domestic Tobacco Products

     PM Inc. is the largest tobacco company in the United States, with total cigarette shipments in the United States of 207.1 billion units in 2001, a decrease of 2.3% from 2000. PM Inc. accounted for 51.0% of the domestic cigarette industry's total shipments in 2001 (an increase of 0.5 share points over 2000). The domestic industry's cigarette shipments decreased by 3.2% in 2001. PM Inc.'s and the industry's volume decrease during 2001 was primarily a result of wholesalers' decisions to reduce inventory at the end of 2001 in advance of the January 1, 2002 increase in the federal excise tax rate. In contrast, wholesalers had decided to rebuild their inventories during 2000 after the January 1, 2000 federal excise tax rate increase. PM Inc. estimates that after adjusting for changes in trade inventories, domestic industry volume declined approximately 1.0% to 2.0% in 2001. The following table sets forth the industry's cigarette shipments in the United States, PM Inc.'s shipments and its share of domestic industry shipments:

Years Ended                                                                 PM Inc.
December 31                                   Industry*     PM Inc.    Share of Industry
-----------                                  -----------   ---------   -----------------
                                             (in billions of units)           (%)
  2001.....................................     406.3        207.1           51.0
  2000.....................................     419.8        211.9           50.5
  1999.....................................     419.3        208.2           49.6

---------------

* Source: Management Science Associates.

     PM Inc.'s major premium brands are Marlboro, Virginia Slims, Parliament, Merit and Benson & Hedges. Its principal discount brands are Basic and Cambridge. All of its brands are marketed to take into account differing preferences of adult smokers. Marlboro is the largest-selling cigarette brand in the United States, with shipments of 157.8 billion units in 2001 (down 0.3% from 2000), equating to 38.8% of the domestic market (up 1.1 share points over 2000).

     In 2001 and 2000, the premium and discount segments accounted for approximately 74% and 26%, respectively, of domestic cigarette industry volume. PM Inc.'s share of the premium segment was 61.6% in 2001, an increase of 1.0 share points over 2000. Shipments of premium cigarettes accounted for 89.3% of PM Inc.'s 2001 volume, up from 88.2% in 2000. In 2001, industry shipments within the discount category declined 4.5% from 2000 levels; PM Inc.'s 2001 shipments within this category decreased 11.0%, resulting in a share of 20.9% of the discount category (down 1.6 share points from 2000).

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

     As set forth in Note 16 to the Company's consolidated financial statements ("Note 16"), which is incorporated herein by reference to the 2001 Annual Report, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among PM Inc., certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, the Company has recorded a $500 million pre-tax charge in marketing, administration and research costs in the consolidated statement of earnings of the domestic tobacco segment for the year ended December 31, 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the December 31, 2001 consolidated balance sheet as other assets. Interest income on the $1.2 billion escrow account is paid to PM Inc. quarterly and is being recorded as earned in the Company's consolidated statement of earnings.

International Tobacco Products

     Philip Morris International's total cigarette shipments increased 4.1% in 2001 to 698.9 billion units. Comparisons to 2000 reflect an estimated shift of
4.2 billion units into the fourth quarter of 1999 from the first quarter of 2000 as customers purchased additional product in anticipation of business disruptions due to the century date change. Excluding the estimated impact of this shift in volume, Philip Morris International's total cigarette shipments increased 3.5% over 2000. Philip Morris International estimates that its share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States and duty-free shipments) was 14.1% in 2001, up from 13.8% in 2000. Philip Morris International estimates that international cigarette market shipments were approximately 4.8 trillion units in 2001, a slight increase over 2000. Philip Morris International's leading brands--Marlboro, L&M, Philip Morris, Bond Street, Chesterfield, Parliament, Lark, Merit and Virginia Slims--collectively accounted for approximately 10.8% of the international cigarette market, up from 10.6% in 2000. Shipments of Philip Morris International's principal brand, Marlboro, decreased 0.4% in 2001, and represented more than 6% of the international cigarette market in 2001 and 2000.

     Philip Morris International has a cigarette market share of at least 15%, and in a number of instances substantially more than 15%, in more than 60 markets, including Argentina, Australia, Austria, Belgium, the Czech Republic, Finland, France, Germany, Greece, Hong Kong, Hungary, Israel, Italy, Japan, Malaysia,

Mexico, the Netherlands, Poland, Portugal, Russia, Ukraine, Saudi Arabia, Singapore, Spain, Switzerland and Turkey.

     In 2001, Philip Morris International continued to invest in and expand its international manufacturing base, including significant investments in facilities located in Germany, the Netherlands, the Philippines, Poland, Portugal, Russia and Ukraine.

Distribution, Competition and Raw Materials

     PM Inc. sells its tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services. Subsidiaries and affiliates of Philip Morris International and their licensees sell their tobacco products worldwide to distributors, wholesalers, retailers and state-owned enterprises and other customers.

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

     In the United States, PM Inc. purchases burley and flue-cured leaf tobaccos of various grades and styles. In 2000, PM Inc. began a pilot partnering program with burley tobacco growers and extended the program to flue-cured tobacco growers in 2001. Under the terms of the program, PM Inc. agrees to purchase all of the tobacco that participating growers may sell without penalty under the federal tobacco program. PM Inc. continues to purchase the balance of its United States tobacco requirements at auction and through other sources.

     Tobacco production in the United States is subject to government controls, including the tobacco-price support and production control programs administered by the United States Department of Agriculture (the "USDA"). Oriental, flue-cured and burley tobaccos are also purchased outside the United States. Tobacco production outside the United States is subject to a variety of controls and external factors, which may include tobacco subsidies and tobacco production control programs. All of those controls and programs in the United States and internationally may substantially affect market prices for tobacco.

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

     These issues, some of which are more fully discussed below, include pending and threatened smoking and health litigation and certain jury verdicts against PM Inc., including a $74 billion punitive damages verdict in the Engle smoking and health class action case discussed in Note 16 and punitive damages awards in individual smoking and health cases discussed in Note 16; the civil lawsuit filed by the United States federal government against various cigarette manufacturers and others discussed in Note 16; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); price increases in the

United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases in the United States and foreign markets; diversion into the United States market of products intended for sale outside the United States; governmental investigations; actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; actual and proposed legislation in Congress, the state of New York and other jurisdictions inside and outside the United States to require the establishment of fire-safety standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from tobacco control advocates and unfavorable press reports; and other tobacco legislation that may be considered by Congress, the states and other jurisdictions inside and outside the United States.

     Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. In general, such taxes have been increasing. The United States federal excise tax on cigarettes is currently $0.39 per pack of 20 cigarettes. In the United States, state and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may be as high as $2.00 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels within the United States and in many jurisdictions outside the United States. In the European Union (the "EU"), taxes on cigarettes vary considerably and currently may be as high as the equivalent of $4.88 per pack on the most popular brands. In Germany, where total tax on cigarettes is currently equivalent to $1.96 per pack on the most popular brands, the excise tax is scheduled to increase by approximately the equivalent of $0.17 per pack by January 2003.

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

     Tar and Nicotine Test Methods and Brand Descriptors: Jurisdictions around the world have questioned the utility of standardized test methods to measure tar and nicotine yields of cigarettes. In September 1997, the United States Federal Trade Commission ("FTC") issued a request for public comment on its proposed revision of its tar and nicotine test methodology and reporting procedures established by a 1970 voluntary agreement among domestic cigarette manufacturers. In February 1998, PM Inc. and three other domestic cigarette manufacturers filed comments on the proposed revisions. In November 1998, the FTC wrote to the Department of Health and Human Services ("HHS") requesting its assistance in developing specific recommendations on the future of the FTC's program for testing the tar, nicotine and carbon monoxide content of cigarettes. In November 2001, the National Cancer Institute issued a report as a part of HHS' response to the FTC's request. The report concluded, among other things, that because there was no meaningful difference in smoke exposure or risk to smokers between cigarettes with different machine-measured tar and nicotine yields, the marketing of low yield cigarettes was deceptive. Similarly, public health officials in other countries and the EU have questioned the relevance of the related International Standards Organisation's test method for measuring tar, nicotine and carbon monoxide yields. The EU Commission has been directed to establish a committee to address, among other things, alternative methods for measuring tar, nicotine and carbon monoxide yields. In addition, public health authorities in the United States, the EU, Brazil and other countries have called for the prohibition of or passed legislation prohibiting the use of brand descriptors such as "Lights" and "Ultra Lights." Brazil banned the use of descriptors in January 2002. In the United States, as of February 15, 2002, there were 11 putative class actions pending against PM Inc. and the Company in which plaintiffs allege, among other things, that the use of the terms "Lights" and/or "Ultra Lights," constitutes deceptive and unfair trade practices.

     Food and Drug Administration ("FDA") Regulations: In August 1996, the FDA promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act ("FDCA"). The regulations, which included severe restrictions on the distribution, marketing and advertising of cigarettes, and would have required the industry to comply with a wide range of labeling, reporting, record keeping, manufacturing and other requirements, were declared invalid by the United States Supreme Court in March 2000. The Company has stated that while it continues to oppose FDA regulation over cigarettes as "drugs" or "medical devices" under the provisions of the FDCA, it would support new legislation that would provide for reasonable regulation by the FDA of cigarettes as cigarettes. Currently, there are several bills pending in Congress that, if enacted, would give the FDA authority to regulate tobacco products. The bills take a variety of approaches to the issue of the FDA's proposed regulation of tobacco products ranging from codification of the original FDA regulations under the "drug" and "medical device" provisions of the FDCA to the creation of provisions that would apply uniquely to tobacco products. All of the pending legislation could result in substantial federal regulation of the design, performance, manufacture and marketing of cigarettes. The ultimate outcome of the pending bills cannot be predicted.

     Ingredient Disclosure Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes, and in certain cases, to provide toxicological information supporting the use of ingredients. In the United States, the Commonwealth of Massachusetts has enacted legislation to require cigarette manufacturers to report the flavorings and other ingredients used in each brand-style of cigarettes sold in the Commonwealth. Cigarette manufacturers sued to have the statute declared unconstitutional, arguing that it could result in the public disclosure of valuable proprietary information. In September 2000, the district court granted the plaintiffs' motion for summary judgment and permanently enjoined the defendants from requiring cigarette manufacturers to disclose brand-specific information on ingredients in their products, and defendants appealed. In October 2001, the United States Court of Appeals for the First Circuit reversed the district court's decision, holding that the Massachusetts disclosure statute does not constitute an impermissible taking of private property. In November 2001, the First Circuit granted the cigarette manufacturers' petition for rehearing en banc and withdrew the prior opinion. The First Circuit, sitting en banc, heard oral argument in January 2002. The ultimate outcome of this lawsuit cannot be predicted. Similar legislation has been enacted or proposed in other states and in jurisdictions outside the United States, including the EU. Under the EU product directive described below, tobacco companies must disclose the use of, and provide toxicological information about, all ingredients by October 2002. Philip Morris International has voluntarily disclosed the ingredients in its brands in a number of EU member states and in other countries. Other jurisdictions have also enacted or proposed legislation that would require the submission of toxicological information about ingredients and would permit governments to prohibit their use.

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

     Studies with respect to the health risks of ETS to nonsmokers (including lung cancer, respiratory and coronary illnesses, and other conditions) have also received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. Since then, a number of government agencies around the world have concluded that ETS causes disease--including lung cancer and heart disease--in nonsmokers.

     It is the policy of each of PM Inc. and Philip Morris International to support a single, consistent public health message on the role played by cigarette smoking in the development of diseases in smokers, and on smoking and addiction. It is also their policy in relation to these issues and the health effects of exposure to ETS to defer to the judgment of public health authorities as to the text of health warning messages that will best serve the public interest.

     In 1999, PM Inc. and Philip Morris International established web sites that include, among other things, views of public health authorities on smoking, disease causation in smokers, addiction and ETS. In October 2000, the sites were updated to reflect PM Inc.'s and Philip Morris International's agreement with the overwhelming medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The web sites advise smokers, and those considering smoking, to rely on the messages of public health authorities in making all smoking-related decisions.

     The sites also state that government agencies have concluded that ETS causes diseases--including lung cancer and heart disease--in nonsmokers. PM Inc. and Philip Morris International recognize and accept that many people have health concerns regarding ETS. In addition, because of concerns relating to conditions such as asthma and respiratory infections, PM Inc. and Philip Morris International believe that particular care should be exercised where children are concerned, and that smokers who have children--particularly young ones--should seek to minimize their exposure to ETS.

     The World Health Organization's Framework Convention for Tobacco
Control: The World Health Organization and its member states are negotiating a proposed Framework Convention for Tobacco Control. The proposed treaty would require signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers. PM Inc. and Philip Morris International have stated that they would support a treaty that member states could consider for ratification, based on the following four principles: (1) smoking-related decisions should be made on the basis of a consistent public health message; (2) effective measures should be taken to prevent minors from smoking; (3) the right of adults to choose to smoke should be preserved; and (4) all manufacturers of tobacco products should compete on a level playing field. The outcome of the treaty negotiations cannot be predicted.

     Other Legislative Initiatives: In recent years, various members of the United States Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the HHS or regulation under the Consumer Products Safety Act, establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities, further restrict the advertising of cigarettes, require additional warnings, including graphic warnings, on packages and in advertising, eliminate or reduce the tax deductibility of tobacco advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law, and allow state and local governments to restrict the sale and distribution of cigarettes. Legislative initiatives affecting the regulation of the tobacco industry have also been considered in a number of jurisdictions outside the United States. In 2001, the EU issued a directive on tobacco product regulation that, among other things, reduces maximum permitted levels of tar, nicotine and carbon monoxide yields to 10, 1 and 10 milligrams, respectively, requires manufacturers to disclose ingredients and toxicological data on ingredients, requires health warnings on the front of a pack that cover at least 30% of the front panel and 14 rotational warnings that cover no less than 40% of the back panel, requires the health warnings to be surrounded by a black border, requires the printing of tar, nicotine and carbon monoxide numbers on the side panel of the pack at a minimum size of 10% of the side panel, and as described above, prohibits the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others. The EU's member states are in the process of drafting and adopting legislation that will implement the provisions of the directive. The European Commission is also considering a new directive that would further restrict tobacco marketing and advertising in the EU. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

     In August 2000, New York State enacted legislation that requires the State's Office of Fire Prevention and Control to promulgate by January 1, 2003, fire-safety standards for cigarettes sold in New York. The legislation requires that cigarettes sold in New York stop burning within a time period to be specified by the standards or meet other performance standards set by the Office of Fire Prevention and Control. All cigarettes sold in New York will be required to meet the established standards within 180 days after the standards are promulgated. It is not possible to predict the impact of this law on PM Inc. until the standards are published. Similar legislation is being considered in other states and localities and at the federal level, as well as in jurisdictions outside the United States.

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

     Governmental Investigations: From time to time, the Company is subject to governmental investigations on a range of matters. During 2001, the competition authorities in Italy and Turkey initiated separate investigations into business activities among participants in the cigarette markets of those countries. The order initiating the Italian investigation named the Company and certain of its affiliates as well as all other parties purportedly engaged in the sale of cigarettes in Italy, including the Italian state tobacco monopoly. The Turkish investigation is directed at one of the Company's Turkish affiliates and another cigarette manufacturer. Also in 2001, authorities in Australia initiated an investigation into the use of descriptors, alleging that their use was false and misleading. The investigation is directed at one of the Company's Australian affiliates and other cigarette manufacturers. While it is not possible to predict the outcome of these governmental investigations, the Company and its affiliates believe they have meritorious responses to the matters being investigated. They are cooperating with the investigations and are prepared to vigorously contest any findings of unlawful conduct that may result from the investigations.

     Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions, including the Engle class action case in Florida, in which PM Inc. is a defendant, and a civil health care cost recovery action filed by the United States Department of Justice in September 1999 against domestic tobacco manufacturers and others, including PM Inc. and the Company. (See Note 16 for a discussion of such litigation.)

     State Settlement Agreements: As discussed in Note 16, during 1997 and 1998, PM Inc. and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry's conduct of its business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following: targeting youth; use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; and free sampling. In addition, the settlement agreements require companies to affirm corporate principles to reduce underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

                                 Food Products

Acquisitions and Divestitures

     Kraft has made a number of acquisitions and divestitures during the past three years.

     On December 11, 2000, the Company, through Kraft, acquired all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco") for $55 per share in cash. The aggregate cost to purchase Nabisco's outstanding shares, retire employee stock options and other payments, was approximately $15.2 billion. In addition, the acquisition of Nabisco included the assumption of approximately $4.0 billion of existing Nabisco debt. For a discussion of the Nabisco acquisition, see Note 4 to the Company's consolidated financial statements which is incorporated herein by reference to the 2001 Annual Report.

     The integration of Nabisco into Kraft has continued throughout 2001. The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which are included in the adjustments for the allocation of purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $74 million has been spent through December 31, 2001. Substantially all of the closures will be completed by the end of 2002.

     The integration of Nabisco into the operations of Kraft will also result in the closure or reconfiguration of several existing Kraft facilities. The aggregate charges to the Company's consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco are estimated to be in the range of $200 million to $300 million. During 2001, the Company incurred pre-tax integration costs of $53 million for site reconfigurations and other consolidation programs in the United States. In October 2001, Kraft announced that it was offering a voluntary retirement program to certain salaried employees in the United States. The program is expected to terminate approximately 750 employees and will result in an estimated pre-tax charge of approximately $140 million upon final employee acceptance in the first quarter of 2002. This pre-tax charge is part of the previously discussed $200 million to $300 million in pre-tax charges related to the integration of Nabisco.

     By combining Nabisco's operations with the operations of Kraft, the Company achieved net cost synergies of over $100 million in 2001 and expects to generate cumulative net cost synergies of $300 million in 2002, $475 million in 2003 and ongoing annual cost savings of $600 million thereafter.

     During 2001, Kraft Foods International purchased coffee businesses in Romania, Morocco and Bulgaria and also acquired confectionery businesses in Russia and Poland. During 2001, Kraft Foods International sold a few small food businesses and Kraft Foods North America sold one small food business. During 2000, Kraft Foods North America purchased the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, Kraft Foods North America also acquired Boca Burger, Inc., a privately-held manufacturer and marketer of soy-based meat alternatives. During 2000, Kraft Foods International sold a French confectionery business and Kraft Foods North America sold two small food businesses. During 1999, Kraft Foods International sold three international food businesses.

     The impact of these acquisitions and divestitures, excluding Nabisco, has not had a material effect on the Company's results of operations.

North American Food

     Kraft Foods North America's principal brands span five consumer sectors and include the following:

          Snacks: Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, Stella D'Oro and SnackWell's cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Better Cheddars, Honey Maid Grahams and Teddy Grahams crackers; Planters nuts and salty snacks; Life Savers, Creme Savers, Altoids, Gummi Savers and Fruit Snacks sugar confectionery products; Terry's and Toblerone chocolate confectionery products; Handi-Snacks two-compartment snacks; Balance Bar nutrition and energy snacks; and Jell-O refrigerated gelatin and pudding snacks and Handi-Snacks shelf-stable pudding snacks.

          Beverages: Maxwell House, General Foods International Coffees, Starbucks, Yuban, Sanka, Nabob and Gevalia coffees; Capri Sun, Tang, Kool-Aid and Crystal Light aseptic juice drinks; and Kool-Aid, Tang, Capri Sun, Crystal Light and Country Time powdered soft drinks.

          Cheese: Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft and Velveeta process cheeses; Kraft grated cheeses; Cheez Whiz process cheese sauce; Easy Cheese aerosol cheese spread; and Knudsen and Breakstone's cottage cheese and sour cream.

          Grocery: Jell-O dry packaged desserts; Cool Whip frozen whipped topping; Post ready-to-eat cereals; Cream of Wheat and Cream of Rice hot cereals; Kraft and Miracle Whip spoonable dressings; Kraft salad dressings; A.1. steak sauce; Kraft and Bull's-Eye barbecue sauces; Grey Poupon premium mustards; Shake 'N Bake coatings; and Milk-Bone pet snacks.

          Convenient Meals: DiGiorno, Tombstone, Jack's, California Pizza Kitchen and Delissio frozen pizzas; Kraft macaroni & cheese dinners; Taco Bell, It's Pasta Anytime and Stove Top Oven Classics meal kits; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; Boca soy-based meat alternatives; Stove Top stuffing mix; and Minute rice.

International Food

     Kraft Foods International's principal brands within the five consumer sectors include the following:

          Snacks: Milka, Suchard, Cote d'Or, Marabou, Toblerone, Freia, Terry's, Daim, Figaro, Korona, Poiana, Prince Polo, Siesta, Lacta and Gallito chocolate confectionery products; Estrella, Maarud and Lux salty snacks; Oreo, Chips Ahoy!, Ritz, Terrabusi, Canale, Club Social, Cerealitas, Trakinas and Lucky biscuits; and Sugus and Artic sugar confectionery products.

          Beverages: Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand' Mere, Kenco, Saimaza, Maxim, Maxwell House, Dadak, Onko and Nova Brasilia coffees; Suchard Express, O'Boy, and Kaba chocolate drinks; Tang, Clight, Kool-Aid, Royal, Verao, Fresh, Frisco, Q-Refres-Ko and Ki-Suco powdered soft drinks; and Maguary juice concentrate.

          Cheese: Philadelphia cream cheese; Kraft Sottilette, Dairylea, El Caserio and Invernizzi cheeses; Kraft and Eden process cheeses; and Cheese Whiz process cheese spread.

          Grocery: Kraft spoonable and pourable salad dressings; Miracel Whip spoonable dressing; Royal dry packaged desserts; Kraft and ETA peanut butters; and Vegemite yeast spread.

          Convenient Meals: Lunchables lunch combinations; Kraft macaroni & cheese dinners; Kraft and Miracoli pasta dinners and sauces; and Simmenthal canned meats.

Distribution, Competition and Raw Materials

     Kraft Foods North America's products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Most distribution in North America is in the form of warehouse delivery, but snacks and frozen pizza are distributed through two direct-store-delivery systems. Selling efforts are supported by national and regional advertising on television and radio as well as outdoor media such as billboards and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. Subsidiaries and affiliates of Kraft Foods International sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.

     Kraft is subject to competitive conditions in all aspects of its business. Competitors include large national and international companies and numerous local and regional companies. Some of its competitors may have different profit objectives and some international competitors may be less susceptible to currency exchange rates. In addition, certain of its international competitors benefit from government subsidies. Its food products also compete with generic products and private-label products of food retailers, wholesalers and cooperatives. Kraft competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

     Kraft is a major purchaser of milk, cheese, nuts, green coffee beans, cocoa, corn products, wheat, rice, pork, poultry, beef, vegetable oil, and sugar and other sweeteners. It also uses significant quantities of glass, plastic and cardboard to package its products. Kraft continuously monitors worldwide supply and cost trends of these commodities to enable Kraft to take appropriate action to obtain ingredients and packaging needed for production.

     Kraft purchases a substantial portion of its milk requirements from independent agricultural cooperatives and individual producers, and a substantial portion of its cheese requirements from independent sources. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. During 2001, dairy commodity costs in the United States on average have been higher than the levels seen in 2000.

     The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. Coffee bean prices during 2001 were lower than in 2000.

     A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. Cocoa bean prices during 2001 were higher than in 2000.

     The prices paid for raw materials and agricultural materials used in food products generally reflect external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of these factors, Kraft believes such raw materials to be in adequate supply and generally available from numerous sources. However, Kraft uses hedging techniques to minimize the impact of price fluctuations in its principal raw materials. Kraft does not fully hedge against changes in commodity prices and these strategies may not protect Kraft from increases in specific raw material costs.

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

     Almost all of the activities of the Company's food operations outside of the United States are subject to local and national regulations similar to those applicable to Kraft Foods North America's United States businesses and, in some cases, international regulatory provisions, such as those of the EU relating to labeling, packaging, food content, pricing, marketing and advertising and related areas.

     The EU and certain individual countries require that food products containing genetically modified organisms or classes of ingredients derived from them be labeled accordingly. Other countries may adopt similar regulations. The FDA has concluded that there is no basis for similar mandatory labeling under current United States law.

                                      Beer

Products

     Miller's brands include Miller Lite, Miller Genuine Draft, Miller Genuine Draft Light, Icehouse, Foster's, the Miller High Life franchise, Leinenkugel's, Henry Weinhard's, Olde English 800 and Mickey's in the premium/near premium segment; Milwaukee's Best, Red Dog, Hamm's and Magnum in the below-premium segment; and Sharp's non-alcoholic brew. In December 2000, Miller sold its rights to Molson trademarks in the United States. During 1999, Miller purchased four trademarks from the Pabst Brewing Company ("Pabst") and the Stroh Brewery Company ("Stroh"). Miller began brewing and shipping the acquired brands, Henry Weinhard's, Olde English 800, Mickey's and Hamm's during the second quarter of 1999. In connection with this acquisition, Miller entered into a contract-brewing arrangement with Pabst whereby Miller brews a majority of Pabst's beer and malt beverage brands for sale to Pabst.

     Miller's total shipment volume (which excludes international shipments of Miller products by other brewers under license and contract-brewing arrangements) of 40.6 million barrels for 2001 decreased 4.6% from 2000. Export shipments increased 3.9%. Domestic shipments of 39.6 million barrels decreased 4.8% from 2000 due to higher pricing, discontinued brands (primarily Molson) and Miller's continuing efforts to reduce distributor inventories. Miller's estimated market share of the United States malt beverage industry (based on shipments, including exports) was 19.7% in 2001, down from 20.7% in 2000. Excluding the impact of businesses divested since the beginning of 2000, wholesalers' sales of Miller's products to retailers in 2001 decreased 2.5% from 2000. Domestic shipments of premium/near premium-priced brands in 2001 increased
1.2 percentage points to 79.8% of total domestic shipments due primarily to higher shipments in Miller High Life franchise and Foster's brands.

     The following table sets forth, based on shipments (including imports and exports), the United States industry's sales of beer and brewed non-alcoholic beverages, as estimated by Miller; Miller's unit sales; and Miller's estimated share of industry sales:

Years Ended                                                Miller's
December 31              Industry         Miller       Share of Industry
-----------             -----------      ---------     -----------------
                        (in thousands of barrels)             (%)
   2001...............    206,200         40,563             19.7
   2000...............    205,628         42,532             20.7
   1999...............    204,593         44,175             21.6

Distribution, Competition and Raw Materials

     Beer is distributed primarily through independent wholesalers. The United States malt beverage industry is highly competitive, with the principal methods of competition being product quality, price, distribution, marketing and advertising. Miller's business has lost market share in 2001 and 2000 and Miller has instituted actions to increase the equity of its brands and focus on premium brands with the highest growth potential. These actions include an emphasis on advertising and promotion of its premium brands, streamlining contract brewing operations, exiting certain licenses to brew brands for domestic distribution, reducing inventory on hand at distributors and pursuing opportunities in the growing flavored malt beverages category. Late in 2001 and early in 2002, Miller entered agreements with Skyy Spirits LLC, Allied Domecq PLC and Brown-Forman Corporation to launch a range of new flavored malt beverages. The flavored malt beverage category is the fastest growing segment in the wine, beer and spirits industry. The agreement with Skyy Spirits will introduce Skyy Blue(TM), a flavored malt beverage with a citrus flavor. The agreement with Allied Domecq will introduce Citrone(TM) and Diablo(TM) flavored malt beverages based on Allied Domecq's Stolichnaya(TM) vodka and Sauza(TM) tequila brands, respectively. The agreement with Brown-Forman will introduce a flavored malt beverage based on Brown-Forman's Jack Daniel's(TM) brand. Barley, malt, hops, corn syrup and water represent the principal ingredients used in manufacturing Miller's products, and are generally available in the market. The production process, which includes fermentation and aging periods, is conducted throughout the year. Containers (bottles, cans and kegs) for beer are purchased from various suppliers.

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

                               Financial Services

     Philip Morris Capital Corporation ("PMCC") is primarily engaged in leasing activities. Total assets of PMCC were $8.9 billion at December 31, 2001, up from $8.4 billion at December 31, 2000, reflecting an increase in net finance assets. PMCC's finance asset portfolio includes leases in the following investment categories: aircraft, electrical power, real estate, manufacturing, surface transportation and energy industries. Finance assets, net, represents lease receivables and estimated residual values of underlying assets under lease, reduced by non-recourse debt (which is collateralized by the assets under lease and lease receivables) and unearned income.

                                 Other Matters

Customers

     None of the Company's business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the Company's results of operations.

Employees

     At December 31, 2001, the Company employed approximately 175,000 people worldwide.

Trademarks

     Trademarks are of material importance to all three of the Company's consumer products businesses and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

Environmental Regulation

     The Company and its subsidiaries are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund"), which imposes joint and several liability on each responsible party. In 2001, subsidiaries (or former subsidiaries) of the Company were involved in approximately 105 active matters subjecting them to potential remediation costs under Superfund or otherwise. The Company and its subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on the Company's results of operations, capital expenditures, financial position, earnings and competitive position.

Forward-Looking and Cautionary Statements

     The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders, including this Annual Report on Form 10-K. One can identify these forward-looking statements by use of words such as "strategy," "expects," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement. Any such statement is qualified by reference to the following cautionary statements.

     The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS; legislation, including actual and potential excise tax increases; increasing marketing and regulatory restrictions; governmental regulation; privately imposed smoking restrictions; governmental and grand jury investigations; litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the Company's understanding of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing; and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. The food industry continues to be subject to the possibility that consumers could lose confidence in the safety and quality of certain food products. Each of the Company's consumer products subsidiaries is subject to intense competition, changes in consumer preferences, and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully; to anticipate and respond to new consumer trends; to develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels; to improve productivity; and to respond to changing prices for their raw materials. In addition, Philip Morris International, Kraft Foods International and Kraft Foods North America are subject to the effects of foreign economies and the related shifts in consumer preferences, currency movements and fluctuations in levels of customer inventories. Developments in any of these areas, which are more fully described elsewhere in Part I hereof and in the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 to 35 of the 2001 Annual Report, and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected. The Company cautions that the above list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

     The amounts of operating revenues and long-lived assets attributable to each of the Company's geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 12.

     Subsidiaries of the Company export tobacco and tobacco-related products, coffee products, grocery products, cheese, processed meats and beer. In 2001, the value of all exports from the United States by these subsidiaries amounted to approximately $4 billion.

Item 2.  Properties.

Tobacco Products

     PM Inc. owns and operates six tobacco manufacturing and processing facilities--four in the Richmond, Virginia area, one in Louisville, Kentucky and one in Cabarrus County, North Carolina. Subsidiaries and affiliates of Philip Morris International own, lease or have an interest in 54 cigarette or component manufacturing facilities in 31 countries outside the United States, including cigarette manufacturing facilities in Bergen Op Zoom, the Netherlands and in Berlin, Germany.

Food Products

     Kraft has 218 manufacturing and processing facilities, 74 of which are located in the United States. Outside the United States, Kraft has 144 manufacturing and processing facilities located in 47 countries. Kraft owns 205 and leases 13 of these facilities. In addition, Kraft has 459 distribution centers and depots, of which 105 are located outside the United States. Kraft owns 91 distribution centers and depots, with the remainder being leased.

     The integration of Nabisco into the operations of the Company has resulted in the closure of seven Nabisco facilities during 2001. During 2002, the Company anticipates closing seven additional Nabisco facilities.

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

Item 3.  Legal Proceedings.

     Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against the Company, its subsidiaries and affiliates, including PM Inc. and Philip Morris International, as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

     Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms "Lights" and "Ultra Lights" constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages for taxes lost as a result of the allegedly illegal importation of cigarettes into their jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. In July 2000, a jury in a Florida smoking and health class action returned a punitive damages award of approximately $74 billion against PM Inc. (see discussion of the Engle case below). Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery and certain other actions pending as of February 15, 2002, and discusses certain developments in such cases since November 13, 2001.

     As of February 15, 2002 there were approximately 1,500 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some instances, the Company, compared with approximately 1,500 such cases on December 31, 2000, and approximately 380 such cases on December 31, 1999. In certain jurisdictions, individual smoking and health cases have been aggregated for trial in a single proceeding; the largest such proceeding aggregates 1,250 cases in West Virginia and is currently scheduled for trial in September 2002. An estimated ten of the individual cases involve allegations of various personal injuries allegedly related to exposure to ETS. In addition, approximately 2,835 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

     As of February 15, 2002, there were an estimated 25 smoking and health purported class actions pending in the United States against PM Inc. and, in some cases, the Company (including four that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 36 such cases on December 31, 2000, and approximately 50 such cases on December 31, 1999. Some of these actions purport to constitute statewide class actions and were filed after May 1996, when the United States Court of Appeals for the Fifth Circuit, in the Castano case, reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

     As of February 15, 2002, there were an estimated 47 health care cost recovery actions, including the suit discussed below under "Federal Government's Lawsuit," filed by the United States government, pending in the United States against PM Inc. and, in some instances, the Company, compared with approximately 52 such cases pending on December 31, 2000, and 60 such cases on December 31, 1999. In addition, health care cost recovery actions are pending in Israel, the Marshall Islands, the Province of British Columbia, Canada, France (in a case brought by a local agency of the French social security health insurance system), and Spain.

     There are also a number of other tobacco-related actions pending outside the United States against Philip Morris International and its affiliates and subsidiaries, including an estimated 65 smoking and health cases brought on behalf of individuals (Argentina (40), Brazil (15), Czech Republic (1), Ireland
(1), Israel (2), Italy (1), Japan (1), the Philippines (1), Scotland (1), and Spain (2)), compared with approximately 68 such cases on December 31, 2000, and 55 such cases on December 31, 1999. In addition, as of February 15, 2002, there were ten smoking and health putative class actions pending outside the United States (Brazil (2), Canada (3), Israel (1), and Spain (4)), compared with nine such cases on December 31, 2000, and ten such cases on December 31, 1999.

Pending and Upcoming Trials

     Trials are currently underway in individual smoking and health cases in Oregon and Rhode Island in which PM Inc. is a defendant. Trial is also currently underway in Louisiana in a smoking and health class action in which PM Inc. is a defendant and in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs.

     Additional cases against PM Inc. and, in some instances, the Company, are scheduled for trial through the end of 2002, including two purported smoking and health class actions and a case in West Virginia that aggregates 1,250 individual smoking and health cases, the Retail Leaders Case (discussed below), and an estimated 14 individual smoking and health cases, including four trials scheduled to begin in May 2002 in California (2) and Florida (2). In addition, 17 cases involving flight attendants' claims for personal injuries from ETS are currently scheduled for trial during 2002, including six trials scheduled to begin in April 2002 and four scheduled to begin in May 2002. Cases against other tobacco companies are also scheduled for trial through the end of 2002. Trial dates, however, are subject to change.

Recent Industry Trial Results

     In recent years, several jury verdicts have been returned in tobacco-related litigation.

     In February 2002, in an individual smoking and health case involving another cigarette manufacturer, a Kansas jury awarded plaintiff $198,000 in actual damages and also found that punitive damages should be awarded. The amount of punitive damages has not yet been set.

     In December 2001, in an individual smoking and health case involving another cigarette manufacturer, a Florida jury awarded a smoker $165,000 in damages, and defendant has filed post-trial motions challenging the verdict. In November 2001, a West Virginia jury returned a verdict in favor of defendants, including PM Inc., in a smoking and health class action in which plaintiffs sought the creation of a fund to pay for medical monitoring of class members. In January 2002, the court denied plaintiffs' motion for a new trial. In October 2001, an Ohio jury returned a verdict in favor of all defendants, including PM Inc., in an individual smoking and health case, and plaintiff has filed post-trial motions seeking a new trial. In June 2001, a California jury awarded a smoker with lung cancer approximately $5.5 million in compensatory damages, and $3 billion in punitive damages against PM Inc. In August 2001, the court reduced the punitive damages award to

$100 million, and PM Inc. and plaintiff have appealed. In June 2001, a New York jury awarded $6.8 million in compensatory damages against PM Inc. and a total of $11 million against four other defendants to a Blue Cross and Blue Shield plan seeking reimbursement of health care expenditures allegedly caused by tobacco products. In February 2002, the court awarded plaintiff approximately $38 million for attorneys' fees. Defendants, including PM Inc., have appealed. In May 2001, a New Jersey jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case. In April 2001, a Florida jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case brought by a flight attendant claiming personal injuries from ETS. Plaintiff's post-trial motions challenging the jury's verdict were denied in October 2001, and plaintiff has appealed. In February and March 2001, juries in individual smoking and health cases in South Carolina and Texas returned verdicts in favor of other cigarette manufacturers. In January 2001, a mistrial was declared in a case in New York in which an asbestos manufacturer's personal injury settlement trust sought contribution or reimbursement from cigarette manufacturers, including PM Inc., for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and in June 2001, the trust announced that it would not retry the case. In January 2001, a New York jury returned a verdict in favor of defendants, including PM Inc., in an individual smoking and health case.

     In October 2000, a Florida jury awarded plaintiff in an individual smoking and health case $200,000 in compensatory damages against another cigarette manufacturer. In December 2000, the trial court vacated the jury's verdict and granted defendant's motion for a new trial; plaintiff and defendant have appealed.

     In July 2000, the jury in the Engle smoking and health class action in Florida returned a verdict assessing punitive damages totaling approximately $145 billion against all defendants in the case, including approximately $74 billion against PM Inc. (See "Engle Class Action," below.)

     In July 2000, a Mississippi jury returned a verdict in favor of defendant in an individual smoking and health case against another cigarette manufacturer. Plaintiffs' post-trial motions challenging the verdict were denied, and plaintiffs have appealed. In June 2000, a New York jury returned a verdict in favor of all defendants, including PM Inc., in another individual smoking and health case, and plaintiffs appealed. In September 2001, the appellate court dismissed plaintiffs' appeal. In March 2000, a California jury awarded a former smoker with lung cancer $1.72 million in compensatory damages against PM Inc. and another cigarette manufacturer, and $10 million in punitive damages against PM Inc., as well as an additional $10 million against the other defendant. PM Inc. is appealing the verdict and damages award.

     In June 1999, a Mississippi jury returned a verdict in favor of defendants, including PM Inc., in an action brought on behalf of an individual who died allegedly as a result of exposure to ETS. In May 1999, a Tennessee jury returned a verdict in favor of defendants, including PM Inc., in two of three individual smoking and health cases consolidated for trial. In the third case (not involving PM Inc.), the jury found liability against defendants and apportioned fault equally between plaintiff and defendants. Under Tennessee's system of modified comparative fault, because the jury found plaintiff and defendants to be equally at fault, recovery was not permitted.

     In March 1999, an Oregon jury awarded the estate of a deceased smoker $800,000 in actual damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM Inc. The court reduced the punitive damages award to $32 million, and PM Inc. has appealed the verdict and damages award. In February 1999, a California jury awarded a former smoker $1.5 million in compensatory damages and $50 million in punitive damages against PM Inc. The court reduced the punitive damages award to $25 million, and PM Inc. appealed. In November 2001, a California district court of appeals affirmed the trial court's ruling; PM Inc. has appealed to the California Supreme Court, which accepted the appeal in January 2002.

     In December 1999, a French court, in an action brought on behalf of a deceased smoker, found that another cigarette manufacturer had a duty to warn him about risks associated with smoking prior to 1976, when the French government required warning labels on cigarette packs, and failed to do so. The court did not determine causation or liability, which were considered in subsequent proceedings. In September 2001, a French appellate court ruled in favor of defendant and dismissed plaintiff's claim.

Engle Class Action

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

     Plaintiffs had previously indicated that they believe the bond cap legislation is unconstitutional and might seek to challenge the $100 million bond. If the bond were found to be invalid, it would be commercially impossible for PM Inc. to post a bond in the full amount of the judgment and, absent appellate relief, PM Inc. would not be able to stay any attempted execution of the judgment in Florida. PM Inc. and the Company will take all appropriate steps to seek to prevent this worst-case scenario from occurring. In May 2001, the trial court approved a stipulation (the "Stipulation") among PM Inc., certain other defendants, plaintiffs and the plaintiff class that provides that execution or enforcement of the punitive damages component of the Engle judgment will remain stayed against PM Inc. and the other participating defendants through the completion of all judicial review. As a result of the Stipulation and in addition to the $100 million bond it previously posted, PM Inc. placed $1.2 billion into an interest-bearing escrow account for the benefit of the Engle class. Should PM Inc. prevail in its appeal of the case, both amounts are to be returned to PM Inc. PM Inc. also placed an additional $500 million into a separate interest-bearing escrow account for the benefit of the Engle class. If PM Inc. prevails in its appeal, this amount will be paid to the court, and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. In connection with the Stipulation, the Company recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001.

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

     In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims similar to those raised in the Castano case and, in many cases, claims of physical injury as well. As of February 15, 2002, smoking and health putative class actions were pending in Alabama, California, Florida, Illinois, Indiana, Iowa, Louisiana, Michigan, Missouri, Nevada, New Mexico, New York, North Carolina, Ohio, Oregon, Tennessee, Texas, Utah, West Virginia and the District of Columbia, as well as in Brazil, Canada, Israel and Spain. Class certification has been denied or reversed by courts in 29 smoking and health class actions involving PM Inc. in Arkansas, the District of Columbia, Illinois (2), Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (4), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin, while classes remain certified in the Engle case in Florida (discussed above), two cases in California and in a case in Louisiana in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs for class members. Some of the decisions denying or granting plaintiffs' motions for class certification are on appeal. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class. In November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM Inc.; in January 2002, the trial court denied plaintiffs' motion for a new trial.

                      Health Care Cost Recovery Litigation

Overview

     In certain pending proceedings, domestic and foreign governmental entities and non-governmental plaintiffs, including union health and welfare funds ("unions"), Native American tribes, insurers and self-insurers such as Blue Cross and Blue Shield plans, hospitals, taxpayers and others, are seeking reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees. Certain of the health care cost recovery cases purport to be brought on behalf of a class of plaintiffs.

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

     Defenses raised include lack of proximate cause, remoteness of injury, failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), lack of antitrust standing and injury, federal preemption, lack of statutory authority to bring suit, and statute of limitations. In addition, defendants argue that they should be entitled to "set off" any alleged damages to the extent the plaintiff benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring any actions as subrogees of individual health care recipients and should be subject to all defenses available against the injured party.

     Although there have been some decisions to the contrary, most courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In addition, eight federal circuit courts of appeals, the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia circuits, as well as California and Tennessee intermediate appellate courts, relying primarily on grounds that plaintiffs' claims were too remote, have affirmed dismissals of, or reversed trial courts that had refused to dismiss, health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs' appeals from the cases decided by the courts of appeals for the Second, Third, Ninth and District of Columbia circuits.

     As of February 15, 2002, there were an estimated 47 health care cost recovery cases pending in the United States against PM Inc., and in some instances, the Company, including the case filed by the United States government, which is discussed below under "Federal Government's Lawsuit."

     The cases brought in the United States include actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Canada, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 11 Brazilian states, 11 Brazilian cities and a group of Argentine unions. The actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 10 Brazilian states and 11 Brazilian cities were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. The court has remanded the cases of Venezuela, Ecuador and two Brazilian states to state court in Florida, and defendants appealed to the United States Court of Appeals for the District of Columbia Circuit. Subsequent to remand, the Ecuador case was voluntarily dismissed. In November 2001, the cases brought by Venezuela and the Brazilian state of Espirito Santo were dismissed, and Venezuela has appealed. The district court dismissed the cases brought by Guatemala, Nicaragua, Ukraine, and the Province of Ontario, and plaintiffs appealed. In May 2001, the United States Court of Appeals for the District of Columbia Circuit affirmed the district court's dismissals of the cases brought by Guatemala, Nicaragua and Ukraine, and in October 2001, the United States Supreme Court refused to consider plaintiffs' appeal. In November 2001, the Province of Ontario voluntarily dismissed its appeal. In January 2001, the Superior Court of the District of Columbia dismissed the suit brought by the Argentine unions. In addition to cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands, the Province of British Columbia, Canada and France, and other entities have stated that they are considering filing such actions.

     In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In June 2001, a New York jury returned a verdict awarding $6.83 million in compensatory damages against PM Inc. and a total of $11 million against four other defendants in a health care cost recovery action brought by a Blue Cross and Blue Shield plan. In February 2002, the court awarded plaintiff approximately $38 million for attorneys' fees. Defendants, including PM Inc., have appealed.

Settlements of Health Care Cost Recovery Litigation

     In November 1998, PM Inc. and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM Inc. and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and

Minnesota (together with the MSA, the "State Settlement Agreements"). The MSA has received final judicial approval in all 52 settling jurisdictions.

     The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and, thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as additional annual payments of $250 million through 2003. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers' domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. PM Inc. records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

     The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions. See Item 1(c) Tobacco Products -- Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking.

     As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM Inc., and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (2002 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer's relative market share. PM Inc. records its portion of these payments as part of cost of sales as product is shipped.

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

     Certain litigation, described in Exhibit 99.1, has arisen challenging the validity of the MSA and alleging violations of antitrust laws.

Federal Government's Lawsuit

     In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers and others, including PM Inc. and the Company, asserting claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer ("MSP") provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of what it alleges to be equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. PM Inc. and the Company moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government's MCRA and MSP claims, but permitted discovery to proceed on the government's claims for relief under RICO. In October 2000, the government moved for reconsideration of the trial court's order to the extent that it dismissed the MCRA claims for health care costs paid pursuant to government health benefit programs other than Medicare and the Federal Employees Health Benefits Act. In February 2001, the government filed an amended complaint attempting to replead the MSP claims. In July 2001, the court denied the government's motion for reconsideration of the dismissal of the MCRA claims and dismissed the government's amended MSP claims. Trial of the case is currently scheduled for July 2003.

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

                    Certain Other Tobacco-Related Litigation

     Lights/Ultra Lights Cases: As of February 15, 2002, there were 11 putative class actions pending against PM Inc. and the Company in California, Florida, Illinois, Massachusetts, Minnesota, Missouri, New Jersey, Ohio (2), Tennessee and West Virginia on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these cases allege, among other things, that the use of the terms "Lights" and/or "Ultra Lights" constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution. In February 2002, a Florida court certified a class. In November 2001, plaintiffs voluntarily dismissed a case in Pennsylvania, and in October 2001, a Massachusetts court certified a statewide class. In February 2001, an Illinois court also certified a class, and trial in this case is scheduled for January 2003. During the first quarter of 2001, plaintiffs voluntarily dismissed cases in Florida and New York. In July 2001, an Arizona court refused to certify a class, and that case has been voluntarily dismissed.

     Cigarette Importation Cases: As of February 15, 2002, the European Community and ten member states, various Departments of Colombia, Ecuador, Belize and Honduras had filed suits in the United States against the Company and certain of its subsidiaries, including PM Inc. and Philip Morris International, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into the plaintiff jurisdictions in an effort to evade taxes. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive relief. In February 2002, the courts granted defendants' motions to dismiss all of the actions. In the Colombia and European Community actions, however, the RICO and fraud claims predicated on money laundering claims were dismissed without prejudice. In October 2001, the United States Court of Appeals for the Second Circuit affirmed the dismissal of a cigarette importation case filed against another cigarette manufacturer and in March 2002, plaintiff in that case petitioned the United States Supreme Court for further review.

     Asbestos Contribution Cases: As of February 15, 2002, an estimated 13 suits were pending on behalf of former asbestos manufacturers and affiliated entities against domestic tobacco manufacturers, including PM Inc. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars.

     Retail Leaders Case: Three domestic tobacco manufacturers have filed suit against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleges that this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes unlawful monopolization. In addition to an injunction, plaintiffs seek unspecified treble damages, attorneys' fees, costs and interest. In June 1999, the court issued a preliminary injunction enjoining PM Inc. from prohibiting retail outlets that participate in the program at one of the levels from installing competitive permanent signage in any section of the "industry fixture" that displays or holds packages of cigarettes manufactured by a firm other than PM Inc., or requiring those outlets to allocate a percentage of cigarette-related permanent signage to PM Inc. greater than PM Inc.'s market share. The court also enjoined PM Inc. from prohibiting retailers participating in the program from advertising or conducting promotional programs of cigarette manufacturers other than PM Inc. The preliminary injunction does not affect any other aspect of the Retail Leaders program. In May 2001, the court denied plaintiffs' motion alleging that PM Inc. had violated the preliminary injunction. In July 2001, one plaintiff filed a motion to modify and expand the preliminary injunction. The motion was denied in December 2001. In October 2001, PM Inc. moved for summary judgment dismissing all of plaintiffs' claims. Trial is scheduled for May 2002.

     Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM Inc. has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys' fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs' motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM Inc.'s motion for summary judgment and dismissed, with prejudice, the claims of ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court's dismissal would, if affirmed, be binding on all plaintiffs.

     Tobacco Price Cases: As of February 15, 2002, there were 36 putative class actions pending against PM Inc. and other domestic tobacco manufacturers, as well as, in certain instances, the Company and Philip Morris International, alleging that defendants conspired to fix cigarette prices in violation of antitrust laws. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products, and the remaining 29 were filed in 14 states and the District of Columbia by retail purchasers of tobacco products. In November 2001, the court granted plaintiffs' motion for class certification and denied defendant's motion to dismiss in a case pending in state court in Kansas. In November 2001, the court denied plaintiffs' motion for class certification in a case pending in state court in Minnesota. In the State of Michigan, plaintiffs' motion for class certification is pending. The seven federal class actions have been consolidated. In November 2000, the court hearing the consolidated cases granted in part and denied in part defendants' motion to dismiss portions of the consolidated complaint. The court has certified a class of plaintiffs who made direct purchases between February 1996 and February 2000. In June 2001, the court granted defendants' motion to dismiss the fraudulent concealment allegations in the complaint. In February 2002, defendants moved for summary judgment dismissing plaintiffs' claims. The cases are listed in Exhibit 99.1.

     Tobacco Growers' Case: In February 2000, a suit was filed on behalf of a purported class of tobacco growers and quota-holders, and amended complaints were filed in May 2000 and in August 2000. The second amended complaint alleges that defendants, including PM Inc., violated antitrust laws by bid-rigging and allocating purchases at tobacco auctions and by conspiring to undermine the tobacco quota and price-support program administered by the federal government. In October 2000, defendants filed motions to dismiss the amended complaint and to transfer the case, and plaintiffs filed a motion for class certification. In November 2000, the court granted defendants' motion to transfer the case to the United States District Court for the Middle District of North Carolina. In December 2000, plaintiffs served a motion for leave to file a third amended complaint to add tobacco leaf buyers as defendants. This motion was granted, and the additional parties were served in February 2001. In March 2001, the leaf buyer defendants filed a motion to dismiss the case. In June 2001, the manufacturing and leaf buyer defendants filed a joint memorandum in opposition to plaintiffs' motion for class certification. In July 2001, the court denied the manufacturer and leaf buyer defendants' motions to dismiss the case.

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

                             Certain Other Actions

     National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that Kraft and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and unspecified treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted Kraft's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling. In October 2001, the Wisconsin Supreme Court granted plaintiffs' petition for further review. Kraft's motion to dismiss was granted in a case pending in the United States District Court for the Central District of California. The United States Court of Appeals for the Ninth Circuit reversed and remanded the case for further proceedings. A case in Illinois state court has been settled and dismissed. No classes have been certified in any of the cases.

     Italian Tax Matters: One hundred ninety-four tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1996 and income taxes for the years 1987 to 1996) have been served upon certain affiliates of the Company, including six new assessments (for the year 1996), which were served in October and December 2001. The aggregate amount of alleged unpaid taxes assessed to date is the euro equivalent of $2.1 billion. In addition, the euro equivalent of $3.1 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 188 of the assessments. The decisions to overturn 185 assessments have been appealed by the tax authorities to the regional appellate court in Milan. To date, the regional appellate court has rejected 72 of the appeals filed by the tax authorities. The tax authorities have appealed 45 of the 72 decisions of the regional appellate court to the Italian Supreme Court, and a hearing on these cases was held in December 2001. Six of the 51 decisions were not appealed and are now final. In March 2002, the Italian Supreme Court rejected 12 of the 45 appeals and these 12 cases are now final. Also in March 2002, the Italian Supreme Court vacated the decisions of the regional appellate court in 16 of the cases and remanded these cases back to the regional appellate court for further hearings on the merits. In a separate proceeding in October 1997, a Naples court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. In December 2000, the Milan prosecutor took certain procedural steps that may indicate his intention to recommend that charges be pursued against certain of these present and former officers and directors. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                            ------------------------

     It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties. Unfavorable verdicts awarding compensatory and punitive damages against PM Inc. have been returned in the Engle smoking and health class action, several individual smoking and health cases and a health care cost recovery case and are being appealed. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional similar litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

     Reference is made to Note 16 for a description of certain pending legal proceedings. Reference is also made to Exhibit 99.1 to this Form 10-K for a list of pending smoking and health class actions, health care cost recovery actions, and certain other actions, and for a description of certain developments in such proceedings; and Exhibit 99.2 for a schedule of the smoking and health class actions, consolidated individual smoking and health case and Retail Leaders Case, which are currently scheduled for trial through 2002. Copies of Note 16 and Exhibits 99.1 and 99.2 are available upon written request to the Corporate Secretary, Philip Morris Companies Inc., 120 Park Avenue, New York, NY 10017.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Company

     The following are the executive officers of the Company as of February 28, 2002:

Name                                                            Office                           Age
----                                                            ------                           ---
Geoffrey C. Bible....................  Chairman of the Board and Chief Executive Officer         64
John D. Bowlin.......................  President and Chief Executive Officer of Miller Brewing   51
                                       Company
Bruce S. Brown.......................  Vice President, Corporate Taxes                           62
Louis C. Camilleri...................  Senior Vice President and Chief Financial Officer(1)      47
Nancy J. De Lisi.....................  Vice President, Finance and Treasurer                     51
Roger K. Deromedi....................  Co-Chief Executive Officer of Kraft Foods Inc.; and       48
                                       President and Chief Executive Officer of Kraft Foods
                                       International, Inc.
David I. Greenberg...................  Senior Vice President and Chief Compliance Officer        47
Betsy D. Holden......................  Co-Chief Executive Officer of Kraft Foods Inc.; and       46
                                       President and Chief Executive Officer of Kraft Foods
                                       North America, Inc.
G. Penn Holsenbeck...................  Vice President, Associate General Counsel and Corporate   55
                                       Secretary
John R. Nelson.......................  President and Chief Executive Officer of Philip Morris    49
                                       International Inc.
Steven C. Parrish....................  Senior Vice President, Corporate Affairs                  51
Timothy A. Sompolski.................  Senior Vice President, Human Resources and                49
                                       Administration
Michael E. Szymanczyk................  President and Chief Executive Officer of Philip Morris    53
                                       Incorporated
Joseph A. Tiesi......................  Vice President and Controller                             43
Charles R. Wall......................  Senior Vice President and General Counsel                 56
William H. Webb......................  Vice Chairman and Chief Operating Officer                 62

     All of the above-mentioned officers have been employed by the Company in various capacities during the past five years.

(1) In January 2002, the Board of Directors announced its intention to elect Louis C. Camilleri as President and Chief Executive Officer of the Company, following the Annual Stockholders' Meeting.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" on page 59 of the 2001 Annual Report and made a part hereof.

Item 6.  Selected Financial Data.

     The information called for by this Item is hereby incorporated by reference to the information with respect to 1997-2001 appearing under the caption "Selected Financial Data" on page 36 of the 2001 Annual Report and made a part hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") on pages 20 to 35 of the 2001 Annual Report and made a part hereof.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned "Market Risk" and "Value at Risk" on pages 33 to 34 of the 2001 Annual Report and made a part hereof.

Item 8.  Financial Statements and Supplementary Data.

     The information called for by this Item is hereby incorporated by reference to the 2001 Annual Report as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 59 and in the Index to Consolidated Financial Statements and Schedules (see Item 14) and made a part hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions.

     Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by Items 10-13 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 25, 2002, filed with the Securities and Exchange Commission on March 18, 2002, and, except as indicated therein, made a part hereof.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Index to Consolidated Financial Statements and Schedules

                                                              Reference
                                                    -----------------------------
                                                      Form 10-K         2001
                                                    Annual Report   Annual Report
                                                        Page            Page
                                                    -------------   -------------
Data incorporated by reference to the Company's
  2001 Annual Report:
  Consolidated Balance Sheets at December 31, 2001
     and 2000.....................................        --           37
  Consolidated Statements of Earnings for the
     years ended December 31, 2001, 2000 and
     1999.........................................        --           38
  Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 2001, 2000
     and 1999.....................................        --           40
  Consolidated Statements of Cash Flows for the
     years ended December 31, 2001, 2000 and
     1999.........................................        --          38-39
  Notes to Consolidated Financial Statements......        --          41-59
  Report of Independent Accountants...............        --           60
Data submitted herewith:
  Report of Independent Accountants...............       S-1           --
  Financial Statement Schedule--Valuation and
     Qualifying Accounts..........................       S-2           --

     Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

     (b) Reports on Form 8-K: The Registrant filed a Current Report on Form 8-K on January 30, 2002 containing the Registrant's consolidated financial statements for the year ended December 31, 2001.

     (c) The following exhibits are filed as part of this Report (Exhibit Nos. 10.1-10.18 are management contracts, compensatory plans or arrangements):

 3.1   --   Restated Articles of Incorporation of the Company.(1)
 3.2   --   By-Laws, as amended, of the Company.
 4.1   --   Indenture dated as of August 1, 1990, between the Company
            and The Chase Manhattan Bank (formerly known as Chemical
            Bank), Trustee.(2)
 4.2   --   First Supplemental Indenture dated as of February 1, 1991, to Indenture dated as of August 1, 1990, between the Company and The Chase Manhattan Bank (formerly known as Chemical
            Bank) Trustee.(3)
 4.3   --   Second Supplemental Indenture dated as of January 21, 1992, to Indenture dated as of August 1, 1990, between the Company and The Chase Manhattan Bank (formerly known as Chemical
            Bank) Trustee.(4)
 4.4   --   Indenture dated as of December 2, 1996, between the Company and The Chase Manhattan Bank, Trustee.(5)
 4.5   --   Indenture dated as of October 17, 2001, between Kraft Foods
            Inc. and The Chase Manhattan Bank, Trustee.(29)
 4.6   --   The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the
            Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon
            request.

10.1   --   Financial Counseling Program.(7)
10.2   --   Philip Morris Benefit Equalization Plan, as amended.(8)
10.3   --   Form of Employee Grantor Trust Enrollment Agreement.(9)
10.4   --   Automobile Policy.(7)
10.5   --   Form of Employment Agreement between the Company and its
            executive officers.(10)
10.6   --   Supplemental Management Employees' Retirement Plan of the
            Company, as amended.(7)
10.7   --   The Philip Morris 1992 Incentive Compensation and Stock
            Option Plan.(7)
10.8   --   1992 Compensation Plan for Non-Employee Directors, as
            amended.(11)
10.9   --   Unit Plan for Incumbent Non-Employee Directors, effective
            January 1, 1996.(9)
10.10  --   The Philip Morris 1987 Long Term Incentive Plan.(7)
10.11  --   Form of Executive Master Trust between the Company, The
            Chase Manhattan Bank (formerly known as Chemical Bank) and
            Handy Associates.(10)
10.12  --   1997 Performance Incentive Plan.(12)
10.13  --   Philip Morris Long-Term Disability Benefit Equalization
            Plan, as amended.(7)
10.14  --   Philip Morris Survivor Income Benefit Equalization Plan, as
            amended.(7)
10.15  --   Post-Retirement Consulting Agreement between the Company and
            Murray H. Bring.(20)
10.16  --   2000 Performance Incentive Plan.(21)
10.17  --   2000 Stock Compensation Plan for Non-Employee Directors.(21)
10.18  --   Post-Retirement Consulting Agreement between the Company and
            Geoffrey C. Bible.
10.19  --   Comprehensive Settlement Agreement and Release dated October
            17, 1997, related to settlement of Mississippi health care cost recovery action.(7)
10.20  --   Settlement Agreement dated August 25, 1997, related to
            settlement of Florida health care cost recovery action.(13)
10.21  --   Comprehensive Settlement Agreement and Release dated January
            16, 1998, related to settlement of Texas health care cost
            recovery action.(14)
10.22  --   Settlement Agreement and Stipulation for Entry of Judgment,
            dated May 8, 1998, regarding the claims of the State of
            Minnesota.(15)
10.23  --   Settlement Agreement and Release, dated May 8, 1998,
            regarding the claims of Blue Cross and Blue Shield of
            Minnesota.(15)
10.24  --   Stipulation of Amendment to Settlement Agreement and For
            Entry of Agreed Order, dated July 2, 1998, regarding the
            settlement of the Mississippi health care cost recovery
            action.(16)
10.25  --   Stipulation of Amendment to Settlement Agreement and For
            Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery
            action.(16)
10.26  --   Stipulation of Amendment to Settlement Agreement and For
            Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery
            action.(17)
10.27  --   Master Settlement Agreement relating to state health care
            cost recovery and other claims.(18)
10.28  --   Stipulation and Agreed Order Regarding Stay of Execution
            Pending Review and Related Matters.(28)
12     --   Statements re: computation of ratios.(19)
13     --   Pages 19 to 60 of the 2001 Annual Report, but only to the
            extent set forth in Items 1, 3, 5-7, 7A, 8 and 14 hereof.
            With the exception of the aforementioned information
            incorporated by reference in this Annual Report on Form
            10-K, the 2001 Annual Report is not to be deemed "filed" as part of this Report.

    21        --      Subsidiaries of the Company.
    23        --      Consent of independent accountants.
    24        --      Powers of attorney.
    99.1      --      Certain Pending Litigation Matters and Recent Developments.
    99.2      --      Trial Schedule.

------------

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

 (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992.

 (5) Incorporated by reference to the Company's Registration Statement on Form S-3/A (No. 333-35143) dated January 29, 1998.

 (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-08940).

 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-08940).

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

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(18) Incorporated by reference to the Company's Current Report on Form 8-K dated November 25, 1998, as amended by Form 8/K-A dated December 24, 1998.

(19) Incorporated by reference to the Company's Current Report on Form 8-K dated January 30, 2002.

(20) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(21) Incorporated by reference to the Company's proxy statement dated March 10, 2000.

(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(23) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(24) Incorporated by reference to the Company's Quarterly Report on Form 10-K for the year ended December 31, 2000.

(25) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(26) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(27) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(28) Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 2001.

(29) Incorporated by reference to Kraft Foods Inc.'s Registration Statement on Form S-3 (No. 333-67770) dated August 16, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHILIP MORRIS COMPANIES INC.

                                          By:     /s/ GEOFFREY C. BIBLE
                                            ------------------------------------
                                                    (Geoffrey C. Bible,
                                                 Chairman of the Board and
                                                  Chief Executive Officer)

Date: March 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                           Signature                                  Title                    Date
                           ---------                                  -----                    ----
                  /s/ GEOFFREY C. BIBLE                    Director, Chairman of the      March 19, 2002
--------------------------------------------------------   Board and Chief Executive
                   (Geoffrey C. Bible)                     Officer

                 /s/ LOUIS C. CAMILLERI                    Senior Vice President and      March 19, 2002
--------------------------------------------------------   Chief Financial Officer
                  (Louis C. Camilleri)

                   /s/ JOSEPH A. TIESI                     Vice President and             March 19, 2002
--------------------------------------------------------   Controller
                    (Joseph A. Tiesi)

*ELIZABETH E. BAILEY,
    HAROLD BROWN,
    JANE EVANS,
    J. DUDLEY FISHBURN,
    ROBERT E. R. HUNTLEY,
    BILLIE JEAN KING,
    RUPERT MURDOCH,
    JOHN D. NICHOLS,
    LUCIO A. NOTO,
    CARLOS SLIM HELU,
    WILLIAM H. WEBB,
    STEPHEN M. WOLF                                        Directors

*BY:                /s/ LOUIS C. CAMILLERI                                                March 19, 2002
      ---------------------------------------------------
                     (Louis C. Camilleri,
                       Attorney-in-fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
PHILIP MORRIS COMPANIES INC.:

     Our audits of the consolidated financial statements referred to in our report dated January 28, 2002 appearing in the 2001 Annual Report to Shareholders of Philip Morris Companies Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
January 28, 2002

                 PHILIP MORRIS COMPANIES INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in millions)

             Col. A                 Col. B          Col. C           Col. D     Col. E
--------------------------------- ---------- --------------------- ---------- ----------
                                                   Additions
                                             ---------------------
                                  Balance at Charged to Charged to            Balance at
                                  Beginning  Costs and    Other                  End
Description                       of Period   Expenses   Accounts  Deductions of Period
-----------                       ---------- ---------- ---------- ---------- ----------
                                                           (a)        (b)
2001:
CONSUMER PRODUCTS:
  Allowance for discounts........    $  9       $709       $ 4        $709       $ 13
  Allowance for doubtful
     accounts....................     210         27         5          35        207
  Allowance for returned goods...       8        145        --         146          7
                                     ----       ----       ---        ----       ----
                                     $227       $881       $ 9        $890       $227
                                     ====       ====       ===        ====       ====
FINANCIAL SERVICES:
  Allowance for losses...........    $121       $ 11       $--        $ --       $132
                                     ====       ====       ===        ====       ====
2000:
CONSUMER PRODUCTS:
  Allowance for discounts........    $  7       $815       $--        $813       $  9
  Allowance for doubtful
     accounts....................     180          3        62          35        210
  Allowance for returned goods...       8        111        --         111          8
                                     ----       ----       ---        ----       ----
                                     $195       $929       $62        $959       $227
                                     ====       ====       ===        ====       ====
FINANCIAL SERVICES:
  Allowance for losses...........    $118       $  3       $--        $ --       $121
                                     ====       ====       ===        ====       ====
1999:
CONSUMER PRODUCTS:
  Allowance for discounts........    $  9       $760       $--        $762       $  7
  Allowance for doubtful
     accounts....................     192         46         1          59        180
  Allowance for returned goods...      21        100        --         113          8
                                     ----       ----       ---        ----       ----
                                     $222       $906       $ 1        $934       $195
                                     ====       ====       ===        ====       ====
FINANCIAL SERVICES:
  Allowance for losses...........    $116       $  2       $--        $ --       $118
                                     ====       ====       ===        ====       ====

---------------

Notes:

(a) Primarily related to divestitures, acquisitions and currency translation.

(b) Represents charges for which allowances were created.