Form 10-Q
period 2002-03-31
PHILIP MORRIS COMPANIES INC
filed 2002-05-13
CIK 764180

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

                          Commission file number 1-8940

                          Philip Morris Companies Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Virginia                                    13-3260245
---------------------------------------------------------------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)

       120 Park Avenue, New York, New York                        10017
---------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (917) 663-5000
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

         At April 30, 2002, there were 2,139,554,033 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.



                                TABLE OF CONTENTS


                                                                                                         Page No.
                                                                                                         --------
     PART I -        FINANCIAL INFORMATION


     Item 1.         Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets at
                              March 31, 2002 and December 31, 2001                                         3 - 4

                     Condensed Consolidated Statements of Earnings for the
                              Three Months Ended March 31, 2002 and 2001                                     5

                     Condensed Consolidated Statements of Stockholders'
                              Equity for the Year Ended December 31, 2001 and the
                              Three Months Ended March 31, 2002                                              6

                     Condensed Consolidated Statements of Cash Flows for the
                              Three Months Ended March 31, 2002 and 2001                                   7 - 8

                     Notes to Condensed Consolidated Financial Statements                                  9 - 25

     Item 2.         Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                         26 - 43

     PART II -       OTHER INFORMATION

     Item 1.         Legal Proceedings                                                                      44

     Item 4.         Submission of Matters to a Vote of Security Holders                                    44

     Item 6.         Exhibits and Reports on Form 8-K                                                       45

     Signature                                                                                              46

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)


                                                          March 31,             December 31,
                                                            2002                    2001
                                                          ---------             ------------
     ASSETS
     Consumer products
        Cash and cash equivalents                          $   383               $   453

        Receivables (less allowances of
          $170 and $193)                                     5,275                 5,148

        Inventories:
          Leaf tobacco                                       3,567                 3,827
          Other raw materials                                2,057                 1,909
          Finished product                                   3,251                 3,187
                                                           -------               -------
                                                             8,875                 8,923

        Other current assets                                 1,936                 2,751
                                                           -------               -------
          Total current assets                              16,469                17,275

        Property, plant and equipment, at cost              25,735                25,625
          Less accumulated depreciation                     10,679                10,488
                                                           -------               -------
                                                            15,056                15,137

        Goodwill and other intangible assets, net           37,485                37,548

        Other assets                                         5,884                 6,144
                                                           -------               -------
          Total consumer products assets                    74,894                76,104

     Financial services
        Finance assets, net                                  8,472                 8,691
        Other assets                                           178                   173
                                                           -------               -------

          Total financial services assets                    8,650                 8,864
                                                           -------               -------
          TOTAL ASSETS                                     $83,544               $84,968
                                                           =======               =======




            See notes to condensed consolidated financial statements.

                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                                                      March 31,           December 31,
                                                                                        2002                  2001
                                                                                      ---------           ------------

     LIABILITIES
     Consumer products
        Short-term borrowings                                                          $ 1,614               $   997
        Current portion of long-term debt                                                1,897                 1,942
        Accounts payable                                                                 2,927                 3,600
        Accrued liabilities:
          Marketing                                                                      2,717                 2,794
          Taxes, except income taxes                                                     1,610                 1,654
          Employment costs                                                                 744                 1,192
          Settlement charges                                                             1,733                 3,210
          Other                                                                          2,417                 2,480
        Income taxes                                                                     1,009                 1,021
        Dividends payable                                                                1,246                 1,251
                                                                                      --------              --------
          Total current liabilities                                                     17,914                20,141

        Long-term debt                                                                  17,836                17,159
        Deferred income taxes                                                            5,227                 5,238
        Accrued postretirement health care costs                                         3,371                 3,315
        Minority interest                                                                4,038                 4,013
        Other liabilities                                                                7,912                 7,796
                                                                                      --------              --------
          Total consumer products liabilities                                           56,298                57,662

     Financial services
        Short-term borrowings                                                                                    512
        Long-term debt                                                                   1,935                 1,492
        Deferred income taxes                                                            5,231                 5,246
        Other liabilities                                                                  398                   436
                                                                                      --------              --------
          Total financial services liabilities                                           7,564                 7,686
                                                                                      --------              --------
          Total liabilities                                                             63,862                65,348

     Contingencies (Note 7)

     STOCKHOLDERS' EQUITY
        Common stock, par value $0.33 1/3 per share
          (2,805,961,317 shares issued)                                                    935                   935
        Additional paid-in capital                                                       4,457                 4,503
        Earnings reinvested in the business                                             38,454                37,269
        Accumulated other comprehensive losses (including
          currency translation of $3,493 and $3,238)                                    (3,585)               (3,373)
                                                                                      --------              --------
                                                                                        40,261                39,334
        Less cost of repurchased stock
          (665,529,324 and 653,458,100 shares)                                         (20,579)              (19,714)
                                                                                      --------              --------
          Total stockholders' equity                                                    19,682                19,620
                                                                                      --------              --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $83,544               $84,968
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


                                                                   For the Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                      2002           2001
                                                                    ---------      --------

Net revenues                                                         $20,535       $19,959

Cost of sales                                                          8,532         8,370

Excise taxes on products                                               4,575         4,433
                                                                     -------       -------

     Gross profit                                                      7,428         7,156

Marketing, administration and research costs                           3,255         3,536

Amortization of intangibles                                                2           253
                                                                     -------       -------

     Operating income                                                  4,171         3,367

Interest and other debt expense, net                                     293           451
                                                                     -------       -------

     Earnings before income taxes, minority interest and
         cumulative effect of accounting change                        3,878         2,916

Provision for income taxes                                             1,376         1,095
                                                                     -------       -------

     Earnings before minority interest and cumulative effect of
         accounting change                                             2,502         1,821

Minority interest in earnings                                            137            35
                                                                     -------       -------

     Earnings before cumulative effect of accounting change            2,365         1,786

Cumulative effect of accounting change                                                  (6)
                                                                     -------       -------

     Net earnings                                                    $ 2,365       $ 1,780
                                                                     =======       =======

Per share data:

   Basic earnings per share before cumulative effect of
     accounting change                                                 $1.10         $0.81
   Cumulative effect of accounting change
                                                                       -----         -----
   Basic earnings per share                                            $1.10         $0.81
                                                                       =====         =====

   Diluted earnings per share before cumulative effect of
     accounting change                                                 $1.09         $0.80
   Cumulative effect of accounting change
                                                                       -----         -----
   Diluted earnings per share                                          $1.09         $0.80
                                                                       =====         =====

   Dividends declared                                                  $0.58         $0.53
                                                                       =====         =====


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 2001 and
                      the Three Months Ended March 31, 2002
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                                            Accumulated Other
                                                                           Comprehensive Losses
                                                                      -----------------------------
                                                 Addi-    Earnings                                                   Total
                                                 tional   Reinvested  Currency                           Cost of     Stock-
                                        Common   Paid-in  in the      Translation                        Repurchased holders'
                                        Stock    Capital  Business    Adjustments   Other   Total        Stock       Equity
                                        -----    -------  --------    -----------   -----   -----        -----       ------
Balances, January 1, 2001                $935    $  --    $33,481      $(2,864)     $(86)   $(2,950)    $(16,461)    $15,005

Comprehensive earnings:
 Net earnings                                               8,560                                                      8,560
 Other comprehensive losses,
  net of income taxes:
   Currency translation adjustments                                       (753)                (753)                    (753)
   Additional minimum pension liability                                              (89)       (89)                     (89)
   Change in fair value of derivatives
    accounted for as hedges                                                           33         33                       33
                                                                                                                     -------
 Total other comprehensive losses                                                                                       (809)
                                                                                                                     -------
Total comprehensive earnings                                                                                           7,751
                                                                                                                     -------

Exercise of stock options and
 issuance of other stock awards                    138         70                                            747         955
Cash dividends
declared ($2.22 per share)                                 (4,842)                                                    (4,842)
Stock repurchased                                                                                         (4,000)     (4,000)
Sale of Kraft Foods Inc. common stock            4,365                     379         7        386                    4,751
                                         ----   ------    -------      -------      ----    -------     --------     -------

Balances, December 31, 2001               935    4,503     37,269       (3,238)     (135)    (3,373)     (19,714)     19,620

Comprehensive earnings:
 Net earnings                                               2,365                                                      2,365
 Other comprehensive losses,
  net of income taxes:
   Currency translation adjustments                                       (255)                (255)                    (255)
   Additional minimum pension liability                                                1          1                        1
   Change in fair value of derivatives
    accounted for as hedges                                                           42         42                       42
                                                                                                                     -------
 Total other comprehensive losses                                                                                       (212)
                                                                                                                     -------
Total comprehensive earnings                                                                                           2,153
                                                                                                                     -------

Exercise of stock options and
 issuance of other stock awards                    (46)        63                                            235         252
Cash dividends
 declared ($0.58 per share)                                (1,243)                                                    (1,243)
Stock repurchased                                                                                         (1,100)     (1,100)
                                         ----   ------    -------      -------      ----    -------     --------     -------
Balances, March 31, 2002                 $935   $4,457    $38,454      $(3,493)     $(92)   $(3,585)    $(20,579)    $19,682
                                         ====   ======    =======      =======      ====    =======     ========     =======


Total comprehensive earnings, which represent net earnings and the change in fair value of derivatives accounted for as hedges, partially offset by currency translation adjustments, were $1,635 million for the quarter ended March 31, 2001.


            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)


                                                                                         For the Three Months Ended
                                                                                                  March 31,
                                                                                        ----------------------------
                                                                                         2002                  2001
                                                                                        ------                ------
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net earnings    - Consumer products                                               $ 2,322               $ 1,741
                     - Financial services                                                   43                    39
                                                                                        ------                ------

            Net earnings                                                                 2,365                 1,780

     Adjustments to reconcile net earnings to operating cash flows:
     Consumer products
        Cumulative effect of accounting change                                                                     6
        Depreciation and amortization                                                      334                   588
        Deferred income tax provision                                                      736                   479
        Litigation related expenses                                                                              500
        Loss on sale of a North American food factory and
          integration costs                                                                 27                    29
        Cash effects of changes, net of the effects
          from acquired and divested companies:
          Receivables, net                                                                (322)                 (220)
          Inventories                                                                       66                  (219)
          Accounts payable                                                                (757)                 (952)
          Income taxes                                                                      22                   (22)
          Accrued liabilities and other current assets                                  (1,774)               (1,448)
        Other                                                                              298                   (77)
     Financial services
        Deferred income tax benefit                                                        (15)                   (7)
        Other                                                                              120                   120
                                                                                        ------                ------

            Net cash provided by operating activities                                    1,100                   557
                                                                                        ------                ------

     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Consumer products
        Capital expenditures                                                              (364)                 (320)
        Purchases of businesses, net of acquired cash                                      (62)                 (255)
        Proceeds from sales of businesses                                                   81
        Other                                                                               11                    26
     Financial services
        Investments in finance assets                                                      (61)                 (155)
        Proceeds from finance assets                                                       105                    70
                                                                                        ------                ------

          Net cash used in investing activities                                           (290)                 (634)
                                                                                        ------                ------


            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)



                                                                                         For the Three Months Ended
                                                                                                  March 31,
                                                                                        ----------------------------
                                                                                         2002                  2001
                                                                                        ------                ------

     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     Consumer products
        Net issuance of short-term borrowings                                          $ 2,043               $ 2,195
        Long-term debt proceeds                                                             13                    15
        Long-term debt repaid                                                             (738)                 (783)
     Financial services
        Net repayment of short-term borrowings                                            (512)                  (68)
        Long-term debt proceeds                                                            440

     Repurchase of Philip Morris common stock                                           (1,087)                 (986)
     Dividends paid on Philip Morris common stock                                       (1,248)               (1,171)
     Issuance of Philip Morris common stock                                                306                   351
     Other                                                                                 (74)                  (11)
                                                                                       -------               -------

        Net cash used in financing activities                                             (857)                 (458)
                                                                                       -------               -------

     Effect of exchange rate changes on cash and
        cash equivalents                                                                   (23)                   24
                                                                                       -------               -------

     Cash and cash equivalents:

        Decrease                                                                           (70)                 (511)

        Balance at beginning of period                                                     453                   937
                                                                                       -------               -------


        Balance at end of period                                                       $   383               $   426
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

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



Note 1.  Accounting Policies:
-----------------------------

The interim condensed consolidated financial statements of Philip Morris Companies Inc. (the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations which appear in the Company's Annual Report to Stockholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Note 2.  Recently Adopted Accounting Standards:
-----------------------------------------------

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings during the first quarter of 2002. The Company estimates that net earnings and diluted earnings per share ("EPS") would have been approximately $2.0 billion and $0.91, respectively, for the three months ended March 31, 2001, had the provisions of the new standards been applied as of January 1, 2001. In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. The Company completed its review and did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of these new standards.

At March 31, 2002, goodwill by segment was as follows (in millions):

International tobacco                                     $   883
North American food                                        20,649
International food                                          3,888
Beer                                                          186
                                                          -------
     Total goodwill                                       $25,606
                                                          =======

There were no material changes in the carrying amount of goodwill during the three months ended March 31, 2002.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Intangible assets as of March 31, 2002 were as follows:


                                                   Carrying       Accumulated
                                                    Amount       Amortization
                                                    -------      ------------
                                                         (in millions)
Non-amortizable intangible assets                   $11,847
Amortizable intangible assets                            57               $25
                                                    -------               ---
     Total intangible assets                        $11,904               $25
                                                    =======               ===

Non-amortizable intangible assets substantially comprise brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. The pre-tax amortization expense for intangible assets during the quarter ended March 31, 2002 was $2 million. Based upon the amortizable intangible assets recorded on the balance sheet as of March 31, 2002, amortization expense for each of the next five years is estimated to be $8 million or less.

Effective January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $2.4 billion in the first quarter of 2001. Marketing, administration and research costs were reduced in the first quarter of 2001 by approximately $2.6 billion. Cost of sales increased in the first quarter of 2001 by approximately $145 million and excise taxes on products increased by approximately $56 million. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

Note 3.  Financial Instruments:
-------------------------------

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS No. 133"). As of January 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change that reduced net earnings by $6 million, net of income taxes of $3 million, and decreased accumulated other comprehensive losses by $15 million, net of taxes of $8 million.

During the quarters ended March 31, 2002 and 2001, ineffectiveness related to fair value hedges and cash flow hedges were not material. The Company is hedging forecasted transactions for periods not exceeding the next twenty-two months. For the quarter ended March 31, 2002, the Company estimates derivative gains of $52 million, net of taxes, reported in accumulated other comprehensive losses will be reclassified to the consolidated statement of earnings within the next twelve months.

During the quarters ended March 31, 2002 and 2001, a gain of $1 million, net of income taxes, and $4 million, net of income taxes of $2 million, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive losses within currency translation adjustments.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

                                                            For the Three Months Ended
                                                                     March 31,
                                                           -------------------------------
                                                               2002               2001
                                                               ----               ----
                                                                     (in millions)
Balance as of January 1                                        $ 33               $  -

Impact of SFAS No. 133 adoption                                                     15

Derivative losses (gains) transferred to earnings                92                (30)

Change in fair value                                            (50)                47
                                                               ----               ----

Balance as of March 31                                         $ 75               $ 32
                                                               ====               ====

Note 4.  Acquisitions and Divestitures:
---------------------------------------

During the first quarter of 2002, Kraft Foods International, Inc. ("KFI") acquired a biscuit company in Australia for an aggregate cost of $62 million and Kraft Foods North America, Inc. ("KFNA") sold several small North American food businesses, which were previously classified as businesses held for sale, for $81 million.

During the first quarter of 2001, Philip Morris International, Inc. ("PMI") increased its interest in an Argentine tobacco company for an aggregate cost of $220 million. In addition, KFI purchased coffee businesses in Romania and Morocco.

The operating results of businesses acquired and sold were not material to the consolidated operating results of the Company in any of the periods presented.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 5.  Earnings Per Share:
----------------------------

Basic and diluted EPS were calculated using the following:


                                                            For the Three Months Ended
                                                                     March 31,
                                                           -------------------------------
                                                              2002               2001
                                                              ----               ----
                                                                     (in millions)
Earnings before cumulative effect of accounting change       $2,365             $1,786
Cumulative effect of accounting change                                              (6)
                                                             ------             ------
Net earnings                                                 $2,365             $1,780
                                                             ======             ======

Weighted average shares for basic EPS                         2,145              2,201

Plus incremental shares from assumed conversions:
   Restricted stock and stock rights                              3                  6
   Stock options                                                 23                 22
                                                             ------             ------

Weighted average shares for diluted EPS                       2,171              2,229
                                                             ======             ======

The number of shares of common stock excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive was immaterial for the first quarter of 2002 and 2001.

Note 6.  Segment Reporting:
---------------------------

The products of the Company's subsidiaries include cigarettes, food (consisting principally of a wide variety of snacks, beverages, cheese, grocery products and convenient meals) and beer. Another subsidiary of the Company, Philip Morris Capital Corporation, is primarily engaged in leasing activities. The products and services of these subsidiaries constitute the Company's reportable segments of domestic tobacco, international tobacco, North American food, international food, beer and financial services.

The Company's management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Segment data were as follows:


                                                                For the Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                  2002               2001
                                                                  ----               ----
                                                                      (in millions)
Net revenues:
   Domestic tobacco                                             $ 5,018            $ 4,577
   International tobacco                                          7,034              6,971
   North American food                                            5,294              5,234
   International food                                             1,853              1,963
   Beer                                                           1,219              1,114
   Financial services                                               117                100
                                                                -------            -------
       Total net revenues                                       $20,535            $19,959
                                                                =======            =======

Operating companies income:
   Domestic tobacco                                             $ 1,250            $   702
   International tobacco                                          1,564              1,558
   North American food                                            1,098              1,143
   International food                                               252                239
   Beer                                                             107                124
   Financial services                                                71                 64
                                                                -------            -------
       Total operating companies income                           4,342              3,830
   Amortization of intangibles                                       (2)              (253)
   General corporate expenses                                      (169)              (210)
                                                                -------            -------
       Total operating income                                     4,171              3,367
   Interest and other debt expense, net                            (293)              (451)
                                                                -------            -------
       Total earnings before income taxes, minority interest
         and cumulative effect of accounting change             $ 3,878            $ 2,916
                                                                =======            =======


During 2002, a pre-tax charge of $27 million was recorded to consolidate food production lines in North America. This pre-tax charge was included in marketing, administration and research costs for the North American food segment.

During 2002, a pre-tax charge of $15 million was recorded in marketing, administration and research costs for a beer asset impairment.

During 2001, voluntary early retirement programs were announced for certain eligible salaried employees in the beer and food businesses. During the first quarter of 2002, approximately 800 employees accepted the benefits offered by these programs and elected to retire or terminate employment. As a result, pre-tax charges of $135 million, $7 million and $8 million were recorded in marketing, administration and research costs of the North American food, international food and beer segments, respectively, for the quarter ended March 31, 2002.

As discussed in Note 7. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, a $500 million pre-tax charge was recorded in marketing, administration and research costs of the domestic tobacco segment for the quarter ended March 31, 2001. In

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the March 31, 2002 and December 31, 2001 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM Inc. quarterly and is being recorded as earned in the consolidated statement of earnings.

During the first quarter of 2001, KFNA sold a North American food factory, which resulted in a pre-tax loss of $29 million.

Note 7.  Contingencies:
-----------------------

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

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms "Lights" and "Ultra Lights" constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages for taxes lost as a result of the allegedly illegal importation of cigarettes into their jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. In July 2000, a jury in a Florida smoking and health class action returned a punitive damages award of approximately $74 billion against PM Inc. (see discussion of the Engle case below). Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery and certain other actions pending as of May 1, 2002, and discusses certain developments in such cases since March 19, 2002.

As of May 1, 2002 there were approximately 1,500 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some instances, the Company, compared with approximately 1,500 such cases on May 1, 2001, and approximately 390 such cases on May 1, 2000. In certain jurisdictions, individual smoking and health cases have been aggregated for trial in a single proceeding; the largest such proceeding aggregates 1,250 cases in West Virginia and is currently scheduled for trial in September 2002. An estimated 12 of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS"). In addition, approximately 2,825 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


punitive damages.

As of May 1, 2002, there were an estimated 25 smoking and health purported class actions pending in the United States against PM Inc. and, in some cases, the Company (including four that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 31 such cases on May 1, 2001, and approximately 40 such cases on May 1, 2000. Some of these actions purport to constitute statewide class actions and were filed after May 1996, when the United States Court of Appeals for the Fifth Circuit reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

As of May 1, 2002, there were an estimated 44 health care cost recovery actions, including the suit discussed below under "Federal Government's Lawsuit," filed by the United States government, pending in the United States against PM Inc. and, in some instances, the Company, compared with approximately 50 such cases pending on May 1, 2001, and 50 such cases on May 1, 2000. In addition, health care cost recovery actions are pending in Israel, the Marshall Islands, the Province of British Columbia, Canada, France (in a case brought by a local agency of the French social security health insurance system) and Spain.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 70 smoking and health cases brought on behalf of individuals (Argentina (42), Brazil (18), Czech Republic (1), Ireland (1), Israel (2), Italy
(1), Japan (1), the Philippines (1), Scotland (1), and Spain (2)), compared with approximately 60 such cases on May 1, 2001, and 50 such cases on May 1, 2000. In addition, as of May 1, 2002, there were eight smoking and health putative class actions pending outside the United States (Brazil (1), Canada (3), and Spain
(4)), compared with 11 such cases on May 1, 2001 and ten such cases on May 1, 2000.

Pending and Upcoming Trials

A trial is underway in Florida in an individual smoking and health case in which PM Inc. is a defendant. Jury selection is also proceeding in a smoking and health class action in Louisiana in which PM Inc. is a defendant and in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs. In addition, later in May, trials are scheduled to begin in California and Florida in two individual smoking and health cases in which PM Inc. is a defendant and in three cases in Florida brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by ETS.

As set forth in Exhibit 99.2 hereto, additional cases against PM Inc. and, in some instances, the Company, are scheduled for trial through the end of 2002. They include two purported class actions in California in which plaintiffs seek damages under the California Business and Professions Code for the costs of cigarettes purchased by class members during the class period and a case in West Virginia that aggregates 1,250 individual smoking and health cases, an estimated 12 individual smoking and health cases and 12 additional cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by ETS. Three of the individual smoking and health cases are scheduled to begin in June and eight of the cases brought by flight attendants are scheduled to begin in the next three months. Cases against other tobacco companies are also scheduled for trial through the end of 2002. Trial dates, however, are subject to change.

Recent Trial Results

Since January 1999, jury verdicts have been returned in 18 smoking and health and health care cost recovery cases in which PM Inc. was a defendant. Verdicts in favor of PM Inc. and other defendants were returned in 11 of the 18 cases. These 11 cases were tried in Rhode Island, West Virginia, Ohio (2), New Jersey, Florida, New York (2), Mississippi and Tennessee (2). Plaintiffs' appeals or post-trial motions challenging the verdicts are pending in Rhode Island, West Virginia and in Florida. In addition, a mistrial was declared in New York in an asbestos contribution case, and plaintiffs subsequently voluntarily dismissed the case. The chart below lists the verdicts

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



and post-trial developments in the seven cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.


                Location      Type of                                                  Post-Trial
Date            of Court      Case                 Verdict                             Developments
----            --------      ----                 -------                             ------------
March           Oregon        Individual           $168,500 in compensatory damages    PM Inc. filed post-trial
2002                          Smoking and          and $150 million in punitive        motions challenging the
                              Health               damages against PM Inc.             punitive damages award and, in
                                                                                       May 2002, the trial court reduced
                                                                                       the punitive damages award to
                                                                                       $100 million. PM Inc. intends to
                                                                                       file post-trial motions challenging
                                                                                       the verdict.

June            California    Individual           $5.5 million in compensatory        In August 2001, the trial court
2001                          Smoking and          damages, and $3 billion in          reduced the punitive damages
                              Health               punitive damages against PM Inc.    award to $100 million; PM Inc.
                                                                                       has appealed.

June            New York      Health Care          $17.8 million in compensatory       In February 2002, the trial court
2001                          Cost                 damages, including $6.8 million     awarded plaintiffs $38 million in
                              Recovery             against PM Inc.                     attorneys' fees. Defendants have
                                                                                       appealed.

July            Florida       Smoking and          $145 billion in punitive damages    See "Engle Class Action," below.
2000                          Health               against all defendants, including
                              Class Action         $74 billion against PM Inc.

March           California    Individual           $1.72 million in compensatory       Defendants have appealed.
2000                          Smoking and          damages against PM Inc. and
                              Health               another defendant, and $10
                                                   million in punitive damages
                                                   against PM Inc. and $10
                                                   million in punitive damages
                                                   against the other defendant.

March           Oregon        Individual           $800,000 in compensatory            The trial court reduced the
1999                          Smoking and          damages, $21,500 in medical         punitive damages award to $32
                              Health               expenses and $79.5 million in       million, and PM Inc. has appealed.
                                                   punitive damages against PM Inc.

February        California    Individual           $1.5 million in compensatory        The trial court reduced the
1999                          Smoking and          damages and $50 million in          punitive damages award to $25
                              Health               punitive damages against PM Inc.    million and PM Inc. appealed.
                                                                                       In November 2001, a California
                                                                                       District Court of Appeals affirmed
                                                                                       the trial court's ruling, and PM
                                                                                       Inc. has appealed to the
                                                                                       California Supreme Court.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


In addition, since January 1999, jury verdicts have been returned in 12 tobacco-related cases in which neither the Company nor any of its subsidiaries were defendants. Verdicts in favor of defendants were returned in eight of the 12 cases in cases tried in Connecticut, Texas, South Carolina, Mississippi, Louisiana, Missouri and Tennessee (2). Plaintiffs' appeal is pending in Mississippi. Verdicts in favor of plaintiffs were returned in four of the 12 cases in cases tried in Australia, Kansas and Florida (2). Defendants' appeal or post-trial motions are pending. In addition, in a case in France the trial court found in favor of plaintiff, however, the appellate court reversed the trial court's ruling and dismissed plaintiff's claim.

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

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


                          Smoking and Health Litigation

Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state RICO statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act. In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims and, in many cases, claims of physical injury as well. As of May 1, 2002, smoking and health putative class actions were pending in Alabama, California, Florida, Illinois, Indiana, Louisiana, Michigan, Missouri, New
York, North Carolina, Ohio, Oregon, Tennessee, Utah, West Virginia and the District of Columbia, as well as in Brazil, Canada, Israel and Spain. Class certification has been denied or reversed by courts in 29 smoking and health class actions involving PM Inc. in Arkansas, the District of Columbia, Illinois
(2), Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (4), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin, while classes remain certified in the Engle case in Florida (discussed above) and a case in Louisiana in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs for class members. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class. In
November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM Inc.; in January 2002, the trial court denied plaintiffs' motion for a new trial.

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

Defenses raised include lack of proximate cause, remoteness of injury, failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), lack of antitrust standing and injury, federal preemption, lack of statutory authority to bring suit, and statutes of limitations. In addition, defendants argue that they should be entitled to "set off" any alleged damages to the extent the plaintiff benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring any actions as subrogees of individual health care recipients and should be subject to all defenses available against the injured party.

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

As of May 1, 2002, there were an estimated 44 health care cost recovery cases pending in the United States against PM Inc., and in some instances, the Company, including the case filed by the United States government, which is discussed below under "Federal Government's Lawsuit."

The cases brought in the United States include actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Canada, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 11 Brazilian states, 11 Brazilian cities and a group of Argentine unions. The actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 10 Brazilian states and 11 Brazilian cities were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. The court has remanded the cases of Venezuela, Ecuador and two Brazilian states to state court in Florida. Defendants appealed to the United States Court of Appeals for the District of Columbia Circuit, which held that it lacked jurisdiction to review the remand orders and could not prohibit the district court from remanding to state court those cases upon which the district court had not yet acted. Subsequent to remand, the Ecuador case was voluntarily dismissed. In November 2001, the cases brought by Venezuela and the Brazilian state of Espirito Santo were dismissed by the state court, and Venezuela has appealed. The district court dismissed the cases brought by Guatemala, Nicaragua, Ukraine, and the Province of Ontario, and plaintiffs appealed. In May 2001, the United States Court of Appeals for the District of Columbia Circuit affirmed the district court's dismissals of the cases brought by Guatemala, Nicaragua and Ukraine, and in October 2001, the United States Supreme Court refused to consider plaintiffs' appeal. In November 2001, the Province of Ontario voluntarily dismissed its appeal. In January 2001, the Superior Court of the District of Columbia dismissed the suit brought by the Argentine unions. In addition to cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands, the Province of British Columbia, Canada, France and Spain, and other entities have stated that they are considering filing such actions. In May 2002, the Supreme Court of the Republic of the Marshall Islands affirmed the trial court's dismissal of the Marshall Islands case.

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

                    Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: As of May 1, 2002, there were 13 putative class actions pending against PM Inc. and the Company in California, Florida, Illinois, Massachusetts, Minnesota, Missouri, New Hampshire (2), New Jersey, Ohio (2), Tennessee and West Virginia on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these cases allege, among other things, that the use of the terms "Lights" and/or "Ultra Lights" constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution. Classes have been certified in Illinois, Massachusetts and Florida. Trial in the Illinois case is scheduled for January 2003.

Cigarette Importation Cases: As of May 1, 2002, the European Community and ten member states, various Departments of Colombia, Ecuador, Belize and Honduras had filed suits in the United States against the Company and certain of its subsidiaries, including PM Inc. and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into the plaintiff jurisdictions in an effort to evade taxes. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive relief. In February 2002, the courts granted defendants' motions to dismiss all of the actions. In the Colombia and European Community actions, however, the RICO and fraud claims predicated on allegations of money laundering claims were dismissed without prejudice. Plaintiffs in each of the cases have appealed. In October

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


2001, the United States Court of Appeals for the Second Circuit affirmed the dismissal of a cigarette importation case filed against another cigarette manufacturer and in March 2002, plaintiff in that case petitioned the United States Supreme Court for further review.

Asbestos Contribution Cases: As of May 1, 2002, an estimated 12 suits were pending on behalf of former asbestos manufacturers and affiliated entities against domestic tobacco manufacturers, including PM Inc. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages. The aggregate amounts claimed in these cases range into the billions of dollars.

Retail Leaders Case: Three domestic tobacco manufacturers filed suit against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleges that this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes unlawful monopolization. In addition to an injunction, plaintiffs seek unspecified treble damages, attorneys' fees, costs and interest. In June 1999, the court issued a preliminary injunction enjoining PM Inc. from prohibiting retail outlets that participate in the program at one of the levels from installing competitive permanent signage in any section of the "industry fixture" that displays or holds packages of cigarettes manufactured by a firm other than PM Inc., or requiring those outlets to allocate a percentage of cigarette-related permanent signage to PM Inc. greater than PM Inc.'s market share. The court also enjoined PM Inc. from prohibiting retailers participating in the program from advertising or conducting promotional programs of cigarette manufacturers other than PM Inc. In October 2001, PM Inc. moved for summary judgment dismissing all of plaintiffs' claims. In May 2002, the court granted the summary judgment motion and dismissed all of the claims with prejudice and also dissolved the preliminary injunction.

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM Inc. has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211, but by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys' fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs' motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM Inc.'s motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court's dismissal would, if affirmed, be binding on all plaintiffs.

Tobacco Price Cases: As of May 1, 2002, there were 36 putative class actions pending against PM Inc. and other domestic tobacco manufacturers, as well as, in certain instances, the Company and PMI, alleging that defendants conspired to fix cigarette prices in violation of antitrust laws. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products, and the remaining 29 were filed in 14 states and the District of Columbia by retail purchasers of tobacco products. In November 2001, plaintiffs' motion for class certification was granted in a case pending in state court in Kansas. In November 2001, plaintiffs' motion for class certification was denied in a case pending in state court in Minnesota. Plaintiffs' motion for class certification and defendants' motions for summary judgment are pending in the State of Michigan. The seven federal class actions have been consolidated in the United States District Court for the Northern District of Georgia. In November 2000, the district court granted in part and denied in part defendants' motion to dismiss portions of the consolidated complaint. The court certified a class of plaintiffs who made direct purchases between February 1996 and February 2000. In June 2001, the court granted defendants' motion to dismiss the fraudulent concealment allegations in the complaint. In February 2002, defendants moved for summary judgment dismissing plaintiffs' claims, and a hearing on the motion was held in April 2002.
The cases

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


are listed in Exhibit 99.1.

Cases Under the California Business and Professional Code: In June 1997 and July 1998, two suits were filed in California courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated
California Business and Professions Code Sections 17200 and 17500 regarding unfair and fraudulent business practices. Class certification was granted as to plaintiffs' claims that defendants violated sections 17200 and/or 17500 of California Business and Professions Code pursuant to which plaintiffs allege that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. Trials in the cases are scheduled for July 2002 and October 2002.

Tobacco Growers' Case: In February 2000, a suit was filed on behalf of a purported class of tobacco growers and quota-holders, and amended complaints were filed in May 2000 and in August 2000. The second amended complaint alleges that defendants, including PM Inc., violated antitrust laws by bid-rigging and allocating purchases at tobacco auctions and by conspiring to undermine the tobacco quota and price-support program administered by the federal government. In October 2000, defendants filed motions to dismiss the amended complaint and to transfer the case, and plaintiffs filed a motion for class certification. In November 2000, the court granted defendants' motion to transfer the case to the United States District Court for the Middle District of North Carolina. In December 2000, plaintiffs served a motion for leave to file a third amended complaint to add tobacco leaf buyers as defendants. This motion was granted, and the additional parties were served in February 2001. In March 2001, the leaf buyer defendants filed a motion to dismiss the case. In July 2001, the court denied the manufacturer and leaf buyer defendants' motions to dismiss the case, and in April 2002 granted plaintiffs' motion for class certification. Defendants have petitioned the United States Court of Appeals for the Fourth Circuit for review of the class certification ruling.

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

                              Certain Other Actions

National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that Kraft and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and unspecified treble damages. Plaintiffs voluntarily dismissed two of the actions after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted Kraft's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling dismissing the cases. In April 2002, the Wisconsin Supreme Court affirmed the intermediate appellate court's ruling. Kraft's motion to dismiss was granted in a case pending in the United States District Court for the Central District of California. The United States Court of Appeals for the Ninth Circuit reversed and remanded the case for further proceedings. Following the remand, in April 2002, the district court granted a motion for summary judgment dismissing the case. A case in Illinois state court has been settled and dismissed. No classes have been certified in any of the cases.

Italian Tax Matters: One hundred ninety-four tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1996 and income taxes for the years 1987 to 1996) have been served upon certain affiliates of the Company, including six new assessments (for the year 1996), which were served in October and December 2001. The aggregate amount of alleged unpaid taxes assessed to date is the euro equivalent of $2.1 billion. In addition, the euro equivalent of $3.1 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 188 of the assessments. The decisions to overturn 185 assessments have been appealed by the tax authorities to the regional appellate court in Milan. To date, the regional appellate court has rejected 72 of the appeals filed by the tax authorities. The tax authorities have appealed 45 of the 72 decisions of the regional appellate court to the Italian Supreme Court, and a hearing on

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


these cases was held in December 2001. Six of the 51 decisions were not appealed and are now final. In March 2002, the Italian Supreme Court rejected 12 of the 45 appeals and these 12 cases are now final. Also in March 2002, the Italian Supreme Court vacated the decisions of the regional appellate court in 16 of the cases and remanded these cases back to the regional appellate court for further hearings on the merits. In a separate proceeding in October 1997, a Naples court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. In December 2000, the Milan prosecutor took certain procedural steps that may indicate his intention to recommend that charges be pursued against certain of these present and former officers and directors. In March 2002, these present and former officers and directors received notices that an initial hearing is scheduled for June 2002 at which time the "preliminary judge" hearing the case will evaluate whether the Milan prosecutor's charges should be sent to a criminal judge for a full trial. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                           ---------------------

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties. Unfavorable verdicts awarding compensatory and punitive damages against PM Inc. have been returned in the Engle smoking and health class action, several individual smoking and health cases and a health care cost recovery case and are being appealed. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. An unfavorable outcome or settlement of a pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

Note 8.  Subsequent Events:
---------------------------

In April 2002, the Company's stockholders approved changing the Company's name from Philip Morris Companies Inc. to Altria Group, Inc. The Company's Board of Directors retains the discretion to determine when to effect the name change.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results
------------------------------

For the Three Months Ended March 31,

                                                                                            Net Revenues
                                                                                   -----------------------------
                                                                                            (in millions)
                                                                                     2002                  2001
                                                                                   -------               -------
Domestic tobacco                                                                   $ 5,018               $ 4,577
International tobacco                                                                7,034                 6,971
North American food                                                                  5,294                 5,234
International food                                                                   1,853                 1,963
Beer                                                                                 1,219                 1,114
Financial services                                                                     117                   100
                                                                                   -------               -------
   Net revenues                                                                    $20,535               $19,959
                                                                                   =======               =======

                                                                                          Operating Income
                                                                                    ----------------------------
                                                                                            (in millions)
                                                                                     2002                  2001
                                                                                    ------                ------
Domestic tobacco                                                                    $1,250                $  702
International tobacco                                                                1,564                 1,558
North American food                                                                  1,098                 1,143
International food                                                                     252                   239
Beer                                                                                   107                   124
Financial services                                                                      71                    64
                                                                                    ------                ------
   Operating companies income                                                        4,342                 3,830
Amortization of intangibles                                                             (2)                 (253)
General corporate expenses                                                            (169)                 (210)
                                                                                    ------                ------
   Operating income                                                                 $4,171                $3,367
                                                                                    ======                ======

Several events occurred during the first quarters of 2002 and 2001 that affected the comparability of statement of earnings amounts. In order to isolate the impact of these events and discuss underlying business trends, comparisons will be disclosed both including and excluding these events, which were as follows:

o Voluntary Retirement Programs - In the fourth quarter of 2001, voluntary early retirement programs were offered to certain salaried employees in the beer and food businesses. During the first quarter of 2002, approximately 800 employees accepted the benefits offered by these programs and elected to retire or terminate employment. As a result, pre-tax charges of $135 million, $7 million and $8 million were recorded in marketing, administration and research costs of the North American food, international food and beer segments, respectively, for the quarter ended March 31, 2002.

o Amortization of Intangibles - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."
     As a result, the Company is no longer required to amortize goodwill and indefinite life intangible assets as a charge to earnings. The Company estimates that net earnings would have been approximately $2.0 billion in the first quarter of 2001 and diluted earnings per share ("EPS") would have been $0.91 had the provisions of the new standards been applied as of January 1, 2001.

o Businesses Held for Sale - During 2001, certain Nabisco businesses were reclassified to businesses held for sale, including their estimated results of operations through anticipated sale dates. These businesses have subsequently been sold with the exception of one business that had been held for sale since the acquisition of Nabisco. This business has been included in 2002 reported operating results.

o Asset Impairment - During the first quarter of 2002, a pre-tax charge of $15 million was recorded in marketing, administration and research costs for a beer asset impairment.

o Sale of Food Factory & Integration Costs - During the first quarter of 2002, Kraft Foods North America, Inc. ("KFNA") recorded a pre-tax charge of $27 million to consolidate production lines in North America. During the first quarter of 2001, KFNA recorded a pre-tax charge of $29 million on the sale of a North American food factory. These pre-tax charges were included in marketing, administration and research costs of the North American food segment in their respective periods.

o Litigation Related Expense - As discussed in Note 7. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, a $500 million pre-tax charge was recorded in marketing, administration and research costs of the domestic tobacco segment for the quarter ended March 31, 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the March 31, 2002 and December 31, 2001 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM Inc. quarterly and is being recorded as earned in the consolidated statement of earnings.

o Kraft Foods Inc. ("Kraft") IPO - On June 13, 2001, Kraft completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. The Company used the IPO proceeds, net of underwriting discount and expenses, of $8.4 billion to retire a portion of the debt incurred to finance the acquisition of Nabisco. After the completion of the IPO, the Company owns approximately 83.9% of the outstanding shares of Kraft's capital stock through the Company's ownership of 49.5% of Kraft's Class A common stock and 100% of Kraft's Class B common stock. Kraft's Class A common stock has one vote per share while Kraft's Class B common stock has ten votes per share. Therefore, the Company holds 97.7% of the combined voting power of Kraft's outstanding common stock.

Net revenues for the first quarter of 2002 increased $576 million (2.9%) over 2001, due primarily to higher tobacco net revenues. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, net revenues for the first quarter of 2002 increased $596 million (3.0%) over 2001.

Operating income for the first quarter of 2002 increased $804 million (23.9%) over the comparable 2001 period. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, operating income for the first quarter of 2002 increased $213 million (5.1%) over the first quarter of 2001, due to increases from all business segments.

Operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, increased $512 million (13.4%) over the first quarter of 2001, due primarily to higher operating income from the Company's tobacco operations and the 2001 litigation related expense. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, operating companies income increased $172 million (3.9%), due primarily to higher operating income from all business segments.

Currency movements have decreased net revenues by $667 million ($376 million, after excluding the impact of currency movements on excise taxes) and operating companies income by $184 million from the first quarter of 2001. Declines in net revenues and operating companies income are due primarily to the strength of the U.S. dollar against the euro, the Argentine peso and the Japanese yen. Although the Company cannot predict future movements in currency rates, the strength of the U.S. dollar, if sustained during the remainder of 2002, could continue to have an unfavorable impact on net revenues and operating companies income comparisons with 2001.

Interest and other debt expense, net, of $293 million for the first quarter of 2002 decreased $158 million from the first quarter of 2001. This decrease was due primarily to higher average debt outstanding in 2001, as a result of the Nabisco acquisition. The Kraft IPO proceeds, net of underwriting discount and expenses, of $8.4 billion were used to retire a portion of the Nabisco acquisition debt during June 2001.

During 2002, the Company's effective tax rate decreased by 2.1 percentage points to 35.5%. This decrease is due primarily to the adoption of SFAS No. 141 and SFAS No. 142, under which the Company is no longer required to amortize goodwill and indefinite life intangible assets as a charge to earnings.

Diluted and basic EPS of $1.09 and $1.10, respectively, for the first quarter of 2002, increased by 36.3% and 35.8%, respectively, over the first quarter of 2001. Net earnings of $2.4 billion for the first quarter of 2002 increased $585 million (32.9%) over the comparable period of 2001. These results include the unusual items previously discussed. Excluding the after-tax impact of the unusual items, net earnings increased 5.9% to $2.5 billion, diluted EPS increased 8.6% to $1.14 and basic EPS increased 8.5% to $1.15.

Operating Results by Business Segment
-------------------------------------

Tobacco
-------

Business Environment

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc., Philip Morris International and the Company.

These issues, some of which are more fully discussed below, include pending and threatened smoking and health litigation and certain jury verdicts against PM Inc., including a $74 billion punitive damages verdict in the Engle smoking and health class action case discussed in Note 7 and punitive damages awards in individual smoking and health cases discussed in Note 7; the civil lawsuit filed by the United States federal government against various cigarette manufacturers, including PM Inc., and others discussed in Note 7; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); price increases in the United States related to the settlement of certain tobacco litigation; actual and proposed excise tax increases in the United States and foreign markets; diversion into the United States market of products intended for sale outside the United States; governmental investigations; actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; actual and proposed legislation in Congress, the state of New York and other jurisdictions inside and outside the United States to require the establishment of fire-safety standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from tobacco control advocates and unfavorable press reports; and other tobacco legislation that may be considered by Congress, the states and other jurisdictions inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. In general, such taxes have been increasing. The United States federal excise tax on cigarettes is currently $0.39 per pack of 20 cigarettes. In the United States, state and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $2.33. Proposed further tax increases in various jurisdictions are currently under consideration or pending, and such tax increases may result in a combined total tax portion of a pack of cigarettes of $3.89 or more per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels within the United States and in many jurisdictions outside the United States. In the European Union (the "EU"), taxes on cigarettes vary considerably and currently may be as high as the equivalent of $5.04 per pack on the most popular brands. In Germany, where total tax on cigarettes is currently equivalent to $1.95 per pack on the most popular brands, the excise tax is scheduled to increase by approximately the equivalent of $0.17 per pack by January 2003.

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

Tar and Nicotine Test Methods and Brand Descriptors: Jurisdictions around the world have questioned the utility of standardized test methods to measure tar and nicotine yields of cigarettes. In September 1997, the United States Federal Trade Commission ("FTC") issued a request for public comment on its proposed revision of its tar and nicotine test methodology and reporting procedures established by a 1970 voluntary agreement among domestic cigarette manufacturers. In February 1998, PM Inc. and three other domestic cigarette manufacturers filed comments on the proposed revisions. In November 1998, the FTC wrote to the Department of Health and Human Services ("HHS") requesting its assistance in developing specific recommendations on the future of the FTC's program for testing the tar, nicotine, and carbon monoxide content of cigarettes. In November 2001, the National Cancer Institute issued a report as a part of HHS' response to the FTC's request. The report concluded, among other things, that because there was no meaningful difference in smoke exposure or risk to smokers between cigarettes with different machine-measured tar and nicotine yields, the marketing of low yield cigarettes was deceptive. Similarly, public health officials in other countries and the EU have questioned the relevance of the related International Organization for Standardization test method for measuring tar, nicotine, and carbon monoxide yields. The EU Commission has been directed to establish a committee to address, among other things, alternative methods for measuring tar, nicotine and carbon monoxide yields. In addition, public health authorities in the United States, the EU, Brazil and other countries have called for the prohibition of or passed legislation prohibiting the use of brand descriptors such as "Lights" and "Ultra Lights." Brazil banned the use of descriptors in January 2002. In the United States, as of February 15, 2002, there were 11 putative class actions pending against PM Inc. and the Company in which plaintiffs allege, among other things, that the use of the terms "Lights" and/or "Ultra Lights" constitutes deceptive and unfair trade practices.

Food and Drug Administration ("FDA") Regulations: In August 1996, the FDA promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act ("FDCA"). The regulations, which included severe restrictions on the distribution, marketing and advertising of cigarettes, and would have required the industry to comply with a wide range of labeling, reporting, record keeping, manufacturing and other requirements, were declared invalid by the United States Supreme Court in March 2000. The Company has stated that while it continues to oppose FDA regulation over cigarettes as "drugs" or "medical devices" under the provisions of the FDCA, it would support new legislation that would provide for reasonable regulation by the FDA of cigarettes as cigarettes. Currently, there are several bills pending in Congress that, if enacted, would give the FDA authority to regulate tobacco products; PM Inc. has expressed support for one of the bills. The bills take a variety of approaches to the issue of the FDA's proposed regulation of tobacco products ranging from codification of the original FDA regulations under the "drug" and "medical device" provisions of the FDCA to the creation of provisions that would apply uniquely to tobacco products. All of the pending legislation could result in substantial federal regulation of the design, performance, manufacture and marketing of cigarettes. The ultimate outcome of the pending bills cannot be predicted.

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

Health Effects of Smoking and Exposure to ETS: Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion, and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommended various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking during adolescence.

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

The sites also state that public health officials have concluded that ETS causes or increases the risk of diseases--including lung cancer and heart disease--in non-smoking adults, as well as conditions in children such as asthma, respiratory infections, cough wheeze, otitis media (middle ear infection) and Sudden Infant Death Syndrome. In addition, public health officials have concluded that secondhand smoke can exacerbate adult asthma and cause eye, throat and nasal irritation. In addition, PM Inc. and Philip Morris International believe that particular care should be exercised where children are concerned, and that smokers who have children--particularly young ones--should avoid smoking around them.

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

Other Legislative Initiatives: In recent years, various members of the United States Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the HHS or regulation under the Consumer Products Safety Act, establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities, further restrict the advertising of cigarettes, require additional warnings, including graphic warnings, on packages and in advertising, eliminate or reduce the tax deductibility of tobacco advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law, and allow state and local governments to restrict the sale and distribution of cigarettes. Legislative initiatives affecting the regulation of the tobacco industry have also been considered in a number of jurisdictions outside the United States. In 2001, the EU issued a directive on tobacco product regulation that, among other things, reduces maximum permitted levels of tar, nicotine and carbon monoxide yields to 10, 1 and 10 milligrams, respectively, requires manufacturers to disclose ingredients and toxicological data on ingredients, requires health warnings on the front of a pack that cover at least 30% of the front panel and 14 rotational warnings that cover no less than 40% of the back panel, requires the health warnings to be surrounded by a black border, requires the printing of tar, nicotine and carbon monoxide numbers on the side panel of the pack at a minimum size of 10% of the side panel, and as described above, prohibits the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others. The EU member states are in the process of drafting and adopting legislation that will implement the provisions of the directive. The European Commission is also considering a new directive that would further restrict tobacco marketing and advertising in the EU. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

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

Governmental Investigations: From time to time, the Company is subject to governmental investigations on a range of matters. During 2001, the competition authorities in Italy and Turkey initiated separate investigations into business activities among participants in the cigarette markets of those countries. The order initiating the Italian investigation named the Company and certain of its affiliates as well as all other parties purportedly engaged in the sale of cigarettes in Italy, including the Italian state tobacco monopoly. The Turkish investigation is directed at one of the Company's Turkish affiliates and another cigarette manufacturer. Also in 2001, authorities in Australia initiated an investigation into the use of descriptors, alleging that their use was false and misleading. The investigation is directed at one of the Company's Australian affiliates and other cigarette manufacturers. Similarly, in 2002, the Italian authorities, at the request of a consumer group, initiated an investigation into the use of descriptors for Marlboro Lights. The investigation is directed at the Company's German and Dutch affiliates, which manufacture product for sale in Italy. While it is not possible to predict the outcome of these governmental investigations, the Company and its affiliates believe they have meritorious responses to the matters being investigated. They are cooperating with the investigations and are prepared to vigorously contest any findings of unlawful conduct that may result from the investigations.

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

Operating Results

                                                                       For the Three Months Ended March 31,
                                                           --------------------------------------------------------------
                                                                                                       Operating
                                                                  Net  Revenues                     Companies Income
                                                           -------------------------             ------------------------
                                                                                    (in millions)
                                                             2002              2001               2002              2001
                                                           -------           -------             ------            ------
Domestic tobacco                                           $ 5,018           $ 4,577             $1,250            $  702
International tobacco                                        7,034             6,971              1,564             1,558
                                                           -------           -------             ------            ------
  Total tobacco                                            $12,052           $11,548             $2,814            $2,260
                                                           =======           =======             ======            ======

Domestic tobacco. During the first quarter of 2002, PM Inc.'s net revenues, which include excise taxes billed to customers, increased $441 million (9.6%) over the comparable 2001 period, due primarily to higher pricing ($354 million, including $120 million related to the January 1, 2002 federal excise tax increase) and higher volume ($82 million).

Operating companies income for the first quarter of 2002 increased $548 million (78.1%) over the comparable 2001 period, due primarily to the 2001 litigation related expense ($500 million), price increases, net of cost increases ($202 million) and higher volume ($64 million), partially offset by higher marketing, administration and research costs ($216 million, primarily marketing). Excluding the impact of the 2001 litigation related expense, operating companies income increased 4.0%.

As reported by Management Science Associates, shipment volume for the domestic tobacco industry during the first quarter of 2002 increased to 101.3 billion units, a 2.9% increase over the first quarter of 2001. PM Inc.'s shipment volume for the first quarter of 2002 was 52.3 billion units, an increase of 1.3% over the comparable 2001 period. Both the industry and PM Inc.'s shipment volumes for the quarter were positively affected by wholesalers' decisions to rebuild inventory levels after the January 1, 2002 increase in the federal excise tax rate.

It should be noted that Management Science Associates' current measurements of the domestic cigarette industry's total shipments may not include all shipments of some manufacturers that use nontraditional channels that Management Science Associates is presently unable to monitor effectively. PM Inc. continues to estimate that industry volume declined at an annual rate of 1.0% to 2.0%.

For the first quarter of 2002, PM Inc.'s market share was 51.6%, a decrease of
0.8 share points from the comparable period of 2001, due primarily to the year-over-year timing of promotional shipments by PM Inc.

and its competitors. Marlboro shipment volume increased 1.4 billion units (3.7%) over the first quarter of 2001 to 40.7 billion units for a 40.2% share of the total industry, an increase of 0.3 share points over the comparable period of 2001.

Based on shipments, the premium segment accounted for approximately 74.5% of the domestic cigarette industry volume in the first quarter of 2002, a decrease of
0.1 share points from the comparable period of 2001. In the premium segment, PM Inc.'s volume increased 2.2% during the first quarter of 2002, compared with a 2.6% increase for the industry, resulting in a premium segment share of 62.7%, a decrease of 0.2 share points from the first quarter of 2001 related primarily to the year-over-year timing of promotional shipments of PM Inc. and its competitors.

In the discount segment, PM Inc.'s shipments decreased 5.9% to 5.0 billion units in the first quarter of 2002, compared with an industry increase of 3.7%, resulting in a discount segment share of 19.5%, a decrease of 1.9 share points from the comparable period of 2001. Basic shipment volume for the first quarter of 2002 was down 1.1% to 4.7 billion units, for an 18.3% share of the discount segment, down 0.9 share points compared to the first quarter of 2001, due primarily to increased competitive promotional activity.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail decreased 0.2 share points to 50.7% for the first quarter of 2002. The first quarter of 2002 retail share for Marlboro increased 0.5 share points to 38.5% and PM Inc.'s retail share of the premium segment grew 0.8 share points to 62.2%. Retail share for Basic, PM Inc.'s major discount brand, was flat at 5.1%.

In March 2002, PM Inc. announced a price increase of $6.00 per thousand cigarettes on its domestic premium and discount brands. This price increase is effective April 1, 2002. In October 2001, PM Inc. announced a price increase of $2.50 per thousand cigarettes on its domestic premium and discount brands. This followed a price increase of $7.00 per thousand in April 2001. Each $1.00 per thousand increase by PM Inc. equates to a $0.02 increase in the price to wholesalers of each pack of twenty cigarettes.

PM Inc. cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s shipments may be materially adversely affected by price increases including those related to tobacco litigation settlements and by increased excise taxes or other tobacco legislation discussed under the caption "Tobacco--Business Environment."

International tobacco. During the first quarter of 2002, international tobacco net revenues, which include excise taxes billed to customers, increased $63 million (0.9%) over the first quarter of 2001. Excluding excise taxes, net revenues increased $74 million (2.0%), due primarily to higher volume/mix ($190 million) and price increases ($90 million), partially offset by unfavorable currency movements ($246 million).

Operating companies income for the first quarter of 2002 increased $6 million (0.4%) over the comparable 2001 period, due primarily to price increases and higher volume/mix ($79 million), partially offset by unfavorable currency movements ($178 million).

PMI's volume for the first quarter of 2002 of 184.0 billion units increased 4.3 billion units (2.4%) over the first quarter of 2001 due primarily to volume increases in Eastern Europe, Asia and the Middle East, partially offset by the timing of shipments and distortions in trade purchasing patterns in the Czech Republic, Hungary, Spain and Thailand, and economic weakness in Egypt, Romania and worldwide duty-free. Volume advanced in a number of important markets, including Austria, Belgium, France, Portugal, the Netherlands, the United Kingdom, the Middle East and Africa, Russia, the Ukraine, Indonesia, Korea, Japan, the Philippines, Taiwan, Argentina, Brazil and Mexico. In Germany, volume was flat and share was stable for the third consecutive quarter, indicating that the growth of trade brands is beginning to moderate. In Poland, volume was lower due to intense price competition. International volume for Marlboro decreased 1.2%, as lower volumes in Spain, Poland, the Czech Republic, Russia, Turkey, Egypt and Argentina, and lower worldwide duty-free shipments were partially offset by higher volumes in Japan, the United Kingdom, the Ukraine, Korea and Indonesia. PMI recorded market share gains in many of its major markets.

Food

Business Environment

Kraft, the largest branded food and beverage company headquartered in the United States, conducts its global business through two subsidiaries. A wide variety of snacks, beverages, cheese, grocery products and convenient meals are manufactured and marketed in the United States, Canada and Mexico by KFNA. Subsidiaries and affiliates of Kraft Foods International, Inc. ("KFI") manufacture and market a wide variety of snacks, beverages, cheese, grocery products and convenient meals in Europe, the Middle East and Africa, as well as the Latin America and Asia Pacific regions. KFNA and KFI are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade and consequent inventory reductions, and changing consumer preferences. In addition, certain competitors may have different profit objectives and some international competitors may be less susceptible to currency exchange rates. To confront these challenges, Kraft continues to take steps to build the value of its brands and improve its food business portfolio with new product and marketing initiatives.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity costs on average have been higher than those incurred in the first quarter of 2001. Cocoa bean prices have also been higher, while coffee bean prices have been lower than in 2001.

On December 11, 2000, the Company, through Kraft, acquired all of the outstanding shares of Nabisco. During 2001, certain Nabisco businesses were reclassified to businesses held for sale, including their estimated results of operations through anticipated sale dates. These businesses have subsequently been sold with the exception of one business that had been held for sale since the acquisition of Nabisco. This business has been included in 2002 reported operating results. The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $100 million has been spent through March 31, 2002. Substantially all of the closures will be completed by the end of 2002.

The integration of Nabisco into the operations of Kraft will also result in the closure or reconfiguration of several existing Kraft facilities. The aggregate charges to the consolidated statement of earnings to close or reconfigure facilities and integrate Nabisco are estimated to be in the range of $200 million to $300 million. KFNA incurred pre-tax integration costs of $27 million during the first quarter of 2002, in addition to $53 million incurred during the third and fourth quarter of 2001. During the first quarter of 2002, approximately 700 employees accepted the benefits offered by a voluntary retirement program and elected to retire or terminate employment. As a result, Kraft recorded a pre-tax charge of $142 million related to the voluntary retirement program. As of March 31, 2002, Kraft had recorded cumulative pre-tax charges of $222 million related to these actions.

During the first quarter of 2002, KFI acquired a biscuit company in Australia for an aggregate cost of $62 million. During the first quarter of 2001, KFI purchased coffee businesses in Romania and Morocco. The operating results of the businesses acquired were not material to the consolidated operating results of KFI or the Company in any of the periods presented.

During the first quarter of 2002, KFNA sold several North American food businesses, which were previously classified as businesses held for sale, for $81 million. The operating results of the businesses divested were not material to KFNA's or the Company's consolidated financial position or results of operations in any of the periods presented.

Operating Results

                                                                       For the Three Months Ended March 31,
                                                            -------------------------------------------------------------
                                                                                                       Operating
                                                                  Net  Revenues                     Companies Income
                                                            ------------------------             ------------------------
                                                                                    (in millions)
                                                             2002              2001               2002              2001
                                                            ------            ------             ------            ------
North American food                                         $5,294            $5,234             $1,098            $1,143
International food                                           1,853             1,963                252               239
                                                            ------            ------             ------            ------
  Total food                                                $7,147            $7,197             $1,350            $1,382
                                                            ======            ======             ======            ======

North American food. During the first quarter of 2002, net revenues increased $60 million (1.1%) over the first quarter of 2001, due primarily to higher pricing ($43 million) and higher volume/mix. Excluding the businesses divested since the beginning of 2001 and adjusting for businesses held for sale, net revenues increased 1.5%.

Operating companies income for the first quarter of 2002 decreased $45 million (3.9%) from the comparable period of 2001, due primarily to a pre-tax charge for the voluntary retirement program ($135 million) and higher dairy commodity costs, partially offset by lower marketing, administration and research costs ($102 million, the majority of which related to lower marketing expenses and synergy savings) and higher volume/mix. Excluding the 2002 pre-tax charge for the voluntary retirement programs, the 2002 pre-tax charge for integration costs ($27 million) and a 2001 loss on the sale of a food factory ($29 million), as well as the impact of businesses divested since the beginning of 2001 and businesses held for sale, operating companies income increased 7.2%.

Volume for the first quarter of 2002 increased 5.3% over the comparable period for 2001. Excluding the impact of businesses divested and after adjusting for businesses held for sale (the basis of presentation for all of the following KFNA volume comparisons), volume increased 2.5%. In Cheese, Meals and Enhancers, volume decreased due primarily to lower food service volume reflecting weakness in the food service industry, as well as the exit of non-branded businesses, partially offset by higher shipments of natural cheese, process cheese loaves and macaroni & cheese dinners, and the 2001 acquisition of It's Pasta Anytime. Volume decreased in Biscuits, Snacks and Confectionery, driven primarily by lower shipments of biscuits and the timing of shipments of non-chocolate confectionery products, partially offset by higher shipments of snack nuts to non-grocery channels. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by ready-to-drink beverages, coffee and desserts, partially offset by the timing of shipments in cereals. In Oscar Mayer and Pizza, volume increased in hot dogs, bacon, luncheon meats, lunch combinations, soy-based meat alternatives and frozen pizza.

International food. Net revenues for the first quarter of 2002 decreased $110 million (5.6%) from the first quarter of 2001. Excluding businesses divested since the beginning of 2001 and after adjusting for businesses held for sale, net revenues decreased $107 million (5.5%), due primarily to unfavorable currency movements ($129 million) and lower pricing ($26 million, due primarily to coffee commodity-related price reductions), partially offset by the impact of acquisitions.

Operating companies income for the first quarter of 2002 increased $13 million (5.4%) over the first quarter of 2001. Excluding a 2002 pre-tax charge for the voluntary retirement programs ($7 million), operating companies income increased $20 million (8.4%), due primarily to lower marketing, administration and research costs ($43 million), partially offset by lower margins ($16 million) and unfavorable currency movements ($6 million).

Volume for the first quarter of 2002 increased 0.9% over the first quarter of 2001. Excluding the impact of divested businesses and after adjusting for the impact of businesses held for sale (the basis of presentation for all of the following KFI volume comparisons), volume increased 2.5%.

In Europe, Middle East and Africa, volume increased over the first quarter of 2001, due primarily to growth in several countries across the region. In beverages, volume increased in both coffee and refreshment beverages. Coffee volume grew in Germany, Sweden, Poland and the Ukraine, and benefited from acquisitions in Romania, Morocco and Bulgaria. Refreshment beverage volume increased, driven by higher sales to the Middle East, the Czech Republic and Turkey. Snacks volume increased, driven by recent confectionery acquisitions in Russia and Poland, and higher salty snacks in the Nordic area and Central and Eastern Europe. Cheese volume decreased, due primarily to increased price competition in Europe, partially offset by gains in the Middle East. In grocery, volume increased, due primarily to higher spoonable dressings volume in Italy and Spain, and higher shipments of ready-to-serve desserts and pourable dressings in the United Kingdom. Volume for convenient meals also increased, due primarily to lunch combinations in the United Kingdom and higher shipments of canned meats in Italy against a weak comparison in 2001.

Volume increased in the Latin American and Asia Pacific region driven by gains in many markets in Latin America, partially offset by declines in Argentina, Venezuela and several Asian markets due to the impact of weak economies. Beverages volume increased, due primarily to growth in powdered soft drinks in most markets and coffee in China. Cheese volume decreased, due primarily to price competition in Australia and lower sales in Japan and the Caribbean, partially offset by higher cheese volume in the Philippines. Grocery volume was lower, due primarily to economic weakness in Argentina and Venezuela. Snacks volume increased, driven primarily by confectionery and biscuit growth in Brazil, biscuit growth in Peru, and an acquisition in Australia, partially offset by lower volume in Argentina, Venezuela and China. The Company expects continued erosion of the economic climate in Argentina to negatively affect results during the remainder of 2002.

Beer
----

Business Environment

The domestic beer industry is intensely competitive, with the major methods of competition being product quality, price, distribution, marketing and advertising. The Company's beer business, Miller Brewing Company ("Miller"), has lost market share in recent years. Miller has instituted actions to increase the equity of its brands and focus on premium brands with the highest growth potential. These actions include an emphasis on advertising and promotion of its premium brands, exiting certain licenses to brew brands for domestic distribution, reducing inventory on hand at distributors and pursuing opportunities in the growing flavored malt beverages category.

During the first quarter of 2002, Miller entered into agreements with Skyy Spirits LLC, Allied Domecq Spirits and Wine USA Inc. and a subsidiary of Brown-Forman Corp. to launch a range of new flavored malt beverages. The agreement with Skyy Spirits resulted in the introduction of Skyy Blue(TM), a flavored malt beverage with a citrus flavor during the first quarter of 2002. The agreement with Allied Domecq calls for the creation of flavored malt beverages based on Allied Domecq's popular Stolichnaya(TM) vodka and Sauza(TM) tequila brands while the agreement with Brown-Forman calls for the introduction of flavored malt beverages based on its popular Jack Daniel's(TM) brand.

As previously announced, the Company is in discussion with a third party regarding a potential transaction involving Miller. These discussions are continuing and there is no certainty that they will lead to an agreement.

Operating Results

Net revenues for the first quarter of 2002 increased $105 million (9.4%) over the first quarter of 2001, due primarily to higher pricing ($41 million), higher volume ($23 million) and increased contract brewing revenues. Operating companies income for the first quarter of 2002 decreased $17 million (13.7%) from the first quarter of 2001. Excluding pre-tax charges for an asset impairment and the voluntary retirement program, operating companies income increased $6 million (4.8%) to $130 million, due primarily to higher pricing ($21 million), higher volume ($7 million) and increased contract brewing, partially offset by higher marketing, administration and research costs ($30 million).

Domestic shipment volume of 9.5 million barrels for the first quarter of 2002 increased 1.6% over the first quarter of 2001. The majority of Miller's increase in domestic shipments was due to higher shipments for core brands and the 2002 introduction of Skyy Blue(TM), partially offset by lower shipments of lower-priced, non-core brands. Total wholesalers' sales to retailers decreased 2.6% from the comparable 2001 period, reflecting lower retail sales of Miller Lite, Miller Genuine Draft, Icehouse, Milwaukee's Best, Red Dog and Meister Brau.

Financial Services
------------------

Philip Morris Capital Corporation's ("PMCC") net revenues and operating companies income for the first quarter of 2002 increased $17 million (17.0%) and $7 million (10.9%), respectively, over the first quarter of 2001. These increases were due primarily to growth in leasing activities and continued gains derived from PMCC's asset portfolio. Additionally, operating companies income benefited from lower interest rates.

Financial Review
----------------

Net Cash Provided by Operating Activities
-----------------------------------------

During the first quarter of 2002, net cash provided by operating activities was $1.1 billion compared with $557 million during the comparable 2001 period. The increase is due primarily to higher net earnings and a lower use of cash to maintain working capital.

Net Cash Used in Investing Activities
-------------------------------------

During the first quarter of 2002, net cash used in investing activities was $290 million, compared with $634 million during the first quarter of 2001. The decrease reflects lower levels of cash used for acquisitions and $81 million of cash provided by the 2002 divestiture of several North American food businesses.

Net Cash Used in Financing Activities
-------------------------------------

During the first quarter of 2002, net cash used in financing activities was $857 million, compared with $458 million during the first quarter of 2001. This difference was due primarily to higher repayments of debt in 2002 and an increase in cash used during 2002 to repurchase Philip Morris common stock and pay dividends on Philip Morris common stock.

Debt and Liquidity
------------------

Debt - The Company's total debt (consumer products and financial services) was $23.3 billion and $22.1 billion at March 31, 2002 and December 31, 2001, respectively. Total consumer products debt was $21.3 billion and $20.1 billion at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002 and December 31, 2001, the Company's ratio of consumer products debt to total equity was 1.08 and 1.02, respectively. The ratio of total debt to total equity was
1.18 and 1.13 at March 31, 2002 and December 31, 2001, respectively. In April 2002, Kraft filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, under which Kraft may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $5.0 billion. The future proceeds from the sale of the offered securities will be used by Kraft to refinance maturing indebtedness and for general corporate purposes.

Credit Facilities - The Company and its subsidiaries maintain credit facilities with a number of lending institutions, amounting to approximately $16.2 billion. Certain of these credit facilities were used to support $5.9 billion of commercial paper borrowings at March 31, 2002, the proceeds of which were used for general corporate purposes. The Company's credit facilities include $7.0 billion (of which $2.0 billion is for the sole use of Kraft) of 5-year revolving credit facilities expiring in July 2006, and $7.0 billion (of which $4.0 billion is for the sole use of Kraft) of 364-day revolving credit facilities expiring in July 2002. The Philip Morris facilities require the maintenance of a fixed charges coverage ratio and the Kraft facilities require the maintenance of a minimum net worth. Philip Morris and Kraft exceeded these covenants at March 31, 2002 and do not currently anticipate any difficulty in continuing to exceed these covenant requirements. The foregoing revolving credit facilities do not include any other covenants that could require an acceleration of maturity or the posting of collateral. The majority of the Company's remaining facilities expire within one year. The 5-year revolving credit facilities enable the Company to reclassify short-term debt on a long-term basis. At March 31, 2002, approximately $4.9 billion of short-term borrowings that the Company intends to refinance were reclassified as long-term debt, as compared with $3.5 billion at December 31, 2001. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

Guarantees - At March 31, 2002, the Company was contingently liable for guarantees and commitments of $1.1 billion, consisting of the following:

     o $0.8 billion of guarantees of excise tax and import duties related to international shipments of tobacco products. In these agreements, a bank provides a guarantee of tax payments to respective governments. PMI then issues a guarantee to the respective banks for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on the Company's consolidated balance sheet.

     o $0.2 billion, primarily surety bonds, related to government approval of production changes at an international tobacco facility. The surety bonds expire in 2002.

     o $0.1 billion, including commitments to purchase leaf tobacco from the United States. PM Inc.'s current leaf commitment expires in 2003.

Although these guarantees are typically short-term in nature, they are expected to be replaced, upon expiration, with similar guarantees of similar amounts. Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

Litigation Escrow Deposits - As discussed in Note 7. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among PM Inc., certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, a $500 million pre-tax charge was recorded in marketing, administration and research costs in the domestic tobacco segment for the quarter ended March 31, 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the March 31, 2002 and December 31, 2001 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM Inc. quarterly and is being recorded as earned in the consolidated statement of earnings.

Tobacco Litigation Settlement Payments - As discussed in Note 7. Contingencies, PM Inc., along with other domestic tobacco companies, has entered into tobacco litigation settlement agreements that require the domestic tobacco industry to make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as an additional $250 million each year in 2002 and 2003. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers' domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. Accordingly, PM Inc. records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM Inc., and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (in 2002 through 2008, $500 million each year; and 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer's relative market share. PM Inc. records its portion of these payments as part of cost of sales as product is shipped.

During the quarters ended March 31, 2002 and 2001, PM Inc. recognized $1.5 billion in each quarter as part of cost of sales attributable to the foregoing settlement obligations.

As discussed above under "Tobacco--Business Environment," the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of the Company, PM Inc. and PMI. Assuming there are no material adverse developments in the legislative and litigation environment, the Company expects its cash flow from operations and its access to global capital markets to provide sufficient liquidity to meet the ongoing needs of the business.

Leveraged Leases - As part of its lease portfolio, PMCC invests in leveraged leases. At March 31, 2002, PMCC's net finance receivable of $7.1 billion in leveraged leases, which is included in the Company's consolidated balance sheet as finance assets, net, is comprised of total lease payments receivable ($26.1 billion) and the residual value of assets under lease ($2.7 billion), reduced by non-recourse third-party debt ($17.9 billion) and unearned income ($3.8 billion). PMCC has no obligation for the payment of the non-recourse third-party debt issued to purchase the assets under lease. The payment of the debt is collateralized only by lease payments receivable and the leased property, and is non-recourse to all other assets of PMCC or the Company. As required by accounting principles generally accepted in the United States of America ("U.S. GAAP"), the non-recourse debt has been offset against the related rentals receivable and the residual value of the property, and has been presented on a net basis within finance assets, net, in the Company's consolidated balance sheet at March 31, 2002.

Equity and Dividends
--------------------

The Company repurchased 21.5 million of its common stock during the first quarter of 2002 and 2001, at a cost of $1.1 billion and $1.0 billion, respectively. At March 31, 2002, cumulative repurchases under its previously announced $10 billion authority totaled 91.1 million shares at an aggregate cost of $4.4 billion.

Dividends paid in the first quarter of 2002 and 2001 were $1.25 billion and $1.17 billion, respectively, an increase of 6.6%, reflecting a higher dividend rate in 2002, partially offset by a lower number of shares outstanding as a result of ongoing share repurchases. During the third quarter of 2001, the Company's Board of Directors approved a 9.4% increase in the quarterly dividend rate to $0.58 per share. As a result, the present annualized dividend rate is $2.32 per share.

Market Risk
-----------

The Company operates globally, with manufacturing and sales facilities in various locations around the world, and utilizes certain financial instruments to manage its foreign currency, interest rate and commodity exposures, which primarily relate to forecasted transactions and debt. Derivative financial instruments are used by the Company, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates, commodity prices and interest rates, by creating offsetting exposures. The Company is not a party to leveraged derivatives. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not use derivative financial instruments for speculative purposes.

Substantially all of the Company's derivative financial instruments are effective as hedges under U.S. GAAP. Accordingly, the Company decreased accumulated other comprehensive losses by $42 million during the first quarter of 2002. This reflects deferred losses transferred to earnings of $92 million, partially offset by a decrease in the fair value of derivatives during the first quarter of 2002 of $50 million. The fair value of all derivative financial instruments has been calculated based on active market quotes.

Foreign exchange rates. The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Japanese yen, Swiss franc and the euro. At March 31, 2002 and December 31, 2001, the Company had option and forward foreign exchange contracts with aggregate notional amounts of $4.6 billion and $3.7 billion, respectively, for the purchase or sale of foreign currencies. The Company uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. Foreign currency swap agreements are accounted for as cash flow hedges. At March 31, 2002 and December 31, 2001, the notional amounts of foreign currency swap agreements aggregated $2.3 billion.

The Company also uses certain foreign currency denominated debt as net investment hedges of foreign operations. During the quarter ended March 31, 2002, a gain of $1 million, net of income taxes, which represented effective hedges of net investments, was reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts, as cash flow hedges, primarily for coffee, cocoa, milk, cheese and wheat. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At March 31, 2002 and December 31, 2001, the Company had net long commodity positions of $603 million and $589 million, respectively.

Interest rates. The Company uses interest rate swaps to hedge the fair value of an insignificant portion of its long-term debt. The differential to be paid or received is accrued and recognized as interest expense. If an interest rate swap agreement is terminated prior to maturity, the realized gain or loss is recognized over the remaining life of the agreement if the hedged amount remains outstanding, or immediately if the underlying hedged exposure does not remain outstanding. If the underlying exposure is terminated prior to the maturity of the interest rate swap, the unrealized gain or loss on the related interest rate swap is recognized in earnings currently. During the quarter ended March 31, 2002, there was no ineffectiveness relating to these fair value hedges. At March 31, 2002, the Company had interest rate swap agreements which converted $102 million of fixed-rate debt to variable-rate debt, of which $29 million will mature in 2003 and $73 million will mature in 2004.

                                -----------------

Use of the above-mentioned financial instruments has not had a material impact on the Company's financial position at March 31, 2002 and December 31, 2001, or the Company's results of operations for the three months ended March 31, 2002 or the year ended December 31, 2001.

                                -----------------

Contingencies
-------------

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards
------------------------

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings during the first quarter of 2002. The Company estimates that net earnings and diluted EPS would have been approximately $2.0 billion and $0.91, respectively, for the quarter ended March 31, 2001, had the provisions of the new standards been applied as of January 1, 2001. In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. The Company completed its review and did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of these new standards.

Effective January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $2.4 billion in the first quarter of 2001. Marketing, administration and research costs were reduced in the first quarter of 2001 by approximately $2.6 billion. Cost of sales increased in the first quarter of 2001 by approximately $145 million and excise taxes on products increased by approximately $56 million. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in restated 2001 quarterly reported net revenues by segment as follows (in millions):

                                                                                      2001
                                                          --------------------------------------------------------------
                                                           First             Second             Third             Fourth
                                                          -------           -------            -------           -------
Domestic tobacco                                          $ 4,577           $ 5,105            $ 5,144           $ 5,076
International tobacco                                       6,971             6,750              6,742             6,054
North American food                                         5,234             5,428              5,151             5,157
International food                                          1,963             2,045              1,867             2,389
Beer                                                        1,114             1,350              1,235             1,092
Financial services                                            100               111                110               114
                                                          -------           -------            -------           -------
   Net revenues                                           $19,959           $20,789            $20,249           $19,882
                                                          =======           =======            =======           =======

Excluding the impact of businesses divested and held for sale, restated 2001 quarterly net revenues by segment is as follows (in millions):

                                                                                       2001
                                                          --------------------------------------------------------------
                                                           First             Second             Third             Fourth
                                                          -------           -------            -------           -------
Domestic tobacco                                          $ 4,577           $ 5,105            $ 5,144           $ 5,076
International tobacco                                       6,971             6,750              6,742             6,054
North American food                                         5,217             5,547              5,201             5,245
International food                                          1,960             2,050              1,869             2,381
Beer                                                        1,114             1,350              1,235             1,092
Financial services                                            100               111                110               114
                                                          -------           -------            -------           -------
   Net revenues                                           $19,939           $20,913            $20,301           $19,962
                                                          =======           =======            =======           =======

Forward-Looking and Cautionary Statements
-----------------------------------------

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders, including this Quarterly Report on Form 10-Q. One can identify these forward-looking statements by use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS; legislation, including actual and potential excise tax increases; increasing marketing and regulatory restrictions; governmental regulation; privately imposed smoking restrictions; governmental and grand jury investigations; litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the Company's understanding of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing; and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. The food industry continues to be subject to recalls if products become adulterated or misbranded; liability if product consumption causes injury; ingredient disclosure and labeling laws and regulations; and the possibility that consumers could lose confidence in the safety and quality of certain food products. Each of the Company's consumer products subsidiaries is subject to intense competition, changes in consumer preferences and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully; to anticipate and respond to new consumer trends; to develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels; to improve productivity; and to respond to changing prices for their raw materials. In addition, PMI, KFI and KFNA are subject to the effects of foreign economies and the related shifts in consumer preferences, currency movements and fluctuations in levels of customer inventories. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Item 4.      Submission of Matters to a Vote of Security Holders.

             The Company's annual meeting of stockholders was held in Richmond, Virginia on April 25, 2002. 1,807,100,817 shares of Common Stock, 84.2% of outstanding shares, were represented in person or by proxy.

             The fifteen directors listed below were elected to a one-year term expiring in 2003. Geoffrey C. Bible and William H. Webb will step down from the Company's Board of Directors in August 2002.

                                                                                         Number of Shares
                                                                        -------------------------------------------------
                                                                             For                                Withheld
                                                                        -------------                          ----------
Elizabeth E. Bailey                                                     1,790,884,115                          16,216,702
Geoffrey C. Bible                                                       1,792,259,709                          14,841,108
Harold Brown                                                            1,791,174,722                          15,926,095
Louis C. Camilleri                                                      1,792,448,335                          14,652,482
Jane Evans                                                              1,791,207,054                          15,893,763
J. Dudley Fishburn                                                      1,791,219,213                          15,881,604
Robert E. R. Huntley                                                    1,791,522,527                          15,578,290
Thomas W. Jones                                                         1,790,940,623                          16,160,194
Billie Jean King                                                        1,789,057,708                          18,043,109
John D. Nichols                                                         1,791,803,735                          15,297,082
Lucio A. Noto                                                           1,790,590,137                          16,510,680
John S. Reed                                                            1,790,893,969                          16,206,848
Carlos Slim Helu                                                        1,786,318,179                          20,782,638
William H. Webb                                                         1,791,998,190                          15,102,627
Stephen M. Wolf                                                         1,789,981,943                          17,118,874

             The selection of PricewaterhouseCoopers LLP as independent accountants was approved: 1,755,750,564 shares voted in favor; 38,806,337 shares voted against and 12,543,916 shares abstained.

             The Company received stockholder approval to amend its restated articles of incorporation to change its name from Philip Morris Companies Inc. to Altria Group, Inc. with 1,707,959,012 shares voted in favor; 83,947,731 shares voted against and 15,194,074 shares abstained.

             The three stockholder proposals were defeated:

Stockholder Proposal 1 - Inserts Disclosing Personal And Social Effects Related To Using Our Company's Tobacco Products: 72,283,776 shares voted in favor; 1,388,777,086 shares voted against and 346,039,955 shares abstained (including broker non-votes).

Stockholder Proposal 2 - Environmental Tobacco Smoke: 72,970,946 shares voted in favor; 1,387,318,868 shares voted against and 346,811,003 shares abstained (including broker non-votes).

Stockholder Proposal 3 - Global Human Rights Standards: 75,640,363 shares voted in favor; 1,337,386,019 shares voted against and 394,074,435 shares abstained (including broker non-votes).

Item 6.      Exhibits and Reports on Form 8-K

    (a)      Exhibits

              3      Amended By-Laws.

             12 Statement regarding computation of ratios of earnings to fixed charges.

             99.1    Certain Pending Litigation Matters and Recent Developments.

             99.2    Trial Schedule for Certain Cases.

    (b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K on January 30, 2002 covering Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) containing the Company's consolidated financial statements as of and for the year ended December 31, 2001.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 PHILIP MORRIS COMPANIES INC.

                 /s/ DINYAR S. DEVITRE

                 Dinyar S. Devitre, Senior Vice President and
                 Chief Financial Officer

                 May 13, 2002