Form 10-Q
period 2002-06-30
PHILIP MORRIS COMPANIES INC
filed 2002-08-13
CIK 764180

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                          Commission file number 1-8940

                          Philip Morris Companies Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                               13-3260245
------------------------------                               ------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  120 Park Avenue, New York, New York                               10017
---------------------------------------                           ---------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (917) 663-5000
                                                                --------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     At July 31, 2002, there were 2,113,855,531 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                       Page No.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
             June 30, 2002 and December 31, 2001                        3 - 4

          Condensed Consolidated Statements of Earnings for the
             Six Months Ended June 30, 2002 and 2001                      5
             Three Months Ended June 30, 2002 and 2001                    6

          Condensed Consolidated Statements of Stockholders'
             Equity for the Year Ended December 31, 2001 and the
             Six Months Ended June 30, 2002                               7

          Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2002 and 2001                    8 - 9

          Notes to Condensed Consolidated Financial Statements         10 - 27

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       28 - 50

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              51

Item 6.   Exhibits and Reports on Form 8-K                               51

Signature                                                                52

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                               June 30,   December 31,
                                                 2002         2001
                                               --------   ------------
ASSETS
Consumer products
   Cash and cash equivalents                    $ 1,380     $   453

   Receivables (less allowances of
      $159 and $193)                              5,567       5,148

   Inventories:
      Leaf tobacco                                3,517       3,827
      Other raw materials                         2,154       1,909
      Finished product                            3,416       3,187
                                                -------     -------
                                                  9,087       8,923

   Other current assets                           2,119       2,751
                                                -------     -------
      Total current assets                       18,153      17,275

   Property, plant and equipment, at cost        26,456      25,625
      Less accumulated depreciation              11,066      10,488
                                                -------     -------
                                                 15,390      15,137

   Goodwill and other intangible assets, net     37,879      37,548

   Other assets                                   6,192       6,144
                                                -------     -------
      Total consumer products assets             77,614      76,104

Financial services
   Finance assets, net                            8,381       8,691
   Other assets                                     188         173
                                                -------     -------
      Total financial services assets             8,569       8,864
                                                -------     -------
      TOTAL ASSETS                              $86,183     $84,968
                                                =======     =======

            See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                               June 30,   December 31,
                                                 2002         2001
                                               --------   ------------
LIABILITIES
Consumer products
   Short-term borrowings                       $    468     $    997
   Current portion of long-term debt              3,213        1,942
   Accounts payable                               2,878        3,600
   Accrued liabilities:
      Marketing                                   2,681        2,794
      Taxes, except income taxes                  1,958        1,654
      Employment costs                              916        1,192
      Settlement charges                          2,853        3,210
      Other                                       2,480        2,480
   Income taxes                                   1,829        1,021
   Dividends payable                              1,237        1,251
                                               --------     --------
      Total current liabilities                  20,513       20,141

   Long-term debt                                16,576       17,159
   Deferred income taxes                          5,168        5,238
   Accrued postretirement health care costs       3,393        3,315
   Minority interest                              4,198        4,013
   Other liabilities                              7,941        7,796
                                               --------     --------
      Total consumer products liabilities        57,789       57,662

Financial services
   Short-term borrowings                                         512
   Long-term debt                                 2,091        1,492
   Deferred income taxes                          5,312        5,246
   Other liabilities                                450          436
                                               --------     --------
      Total financial services liabilities        7,853        7,686
                                               --------     --------
      Total liabilities                          65,642       65,348

Contingencies (Note 8)

STOCKHOLDERS' EQUITY
   Common stock, par value $0.33 1/3 per
      share (2,805,961,317 shares issued)           935          935
   Additional paid-in capital                     4,646        4,503
   Earnings reinvested in the business           39,773       37,269
   Accumulated other comprehensive losses
      (including currency translation of
      $2,998 and $3,238)                         (3,265)      (3,373)
                                               --------     --------
                                                 42,089       39,334
   Less cost of repurchased stock
      (679,266,327 and 653,458,100 shares)      (21,548)     (19,714)
                                               --------     --------
      Total stockholders' equity                 20,541       19,620
                                               --------     --------
      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                   $ 86,183     $ 84,968
                                               ========     ========

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                For the Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                     2002      2001
                                                                   -------   -------
Net revenues                                                       $41,638   $40,748
Cost of sales                                                       17,033    17,131
Excise taxes on products                                             9,158     8,810
                                                                   -------   -------
   Gross profit                                                     15,447    14,807
Marketing, administration and research costs                         6,645     6,230
Litigation related expense                                                       500
Amortization of intangibles                                              4       506
                                                                   -------   -------
   Operating income                                                  8,798     7,571
Interest and other debt expense, net                                   602       889
                                                                   -------   -------
   Earnings before income taxes, minority interest and
      cumulative effect of accounting change                         8,196     6,682
Provision for income taxes                                           2,909     2,526
                                                                   -------   -------
   Earnings before minority interest and cumulative effect of
      accounting change                                              5,287     4,156
Minority interest in earnings                                          312        82
                                                                   -------   -------
   Earnings before cumulative effect of accounting change            4,975     4,074
Cumulative effect of accounting change                                            (6)
                                                                   -------   -------
   Net earnings                                                    $ 4,975   $ 4,068
                                                                   =======   =======
Per share data:
   Basic earnings per share before cumulative effect of
      accounting change                                            $  2.32   $  1.86
   Cumulative effect of accounting change                                      (0.01)
                                                                   -------   -------
   Basic earnings per share                                        $  2.32   $  1.85
                                                                   =======   =======
   Diluted earnings per share before cumulative effect of
      accounting change                                            $  2.30   $  1.83
   Cumulative effect of accounting change
                                                                   -------   -------
   Diluted earnings per share                                      $  2.30   $  1.83
                                                                   =======   =======
   Dividends declared                                              $  1.16   $  1.06
                                                                   =======   =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                           For the Three Months Ended
                                                                    June 30,
                                                           --------------------------
                                                                2002       2001
                                                              -------    -------
Net revenues                                                  $21,103    $20,789
Cost of sales                                                   8,501      8,761
Excise taxes on products                                        4,583      4,377
                                                              -------    -------
      Gross profit                                              8,019      7,651
Marketing, administration and research costs                    3,390      3,194
Amortization of intangibles                                         2        253
                                                              -------    -------
      Operating income                                          4,627      4,204
Interest and other debt expense, net                              309        438
                                                              -------    -------
      Earnings before income taxes and minority interest        4,318      3,766
Provision for income taxes                                      1,533      1,431
                                                              -------    -------
      Earnings before minority interest                         2,785      2,335
Minority interest in earnings                                     175         47
                                                              -------    -------
      Net earnings                                            $ 2,610    $ 2,288
                                                              =======    =======
Per share data:
   Basic earnings per share                                   $  1.22    $  1.04
                                                              =======    =======
   Diluted earnings per share                                 $  1.21    $  1.03
                                                              =======    =======
   Dividends declared                                         $  0.58    $  0.53
                                                              =======    =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 2001 and
                       the Six Months Ended June 30, 2002
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                                Accumulated Other
                                                                               Comprehensive Losses
                                                                          -----------------------------
                                                      Addi-    Earnings                                                 Total
                                                     tional   Reinvested   Currency                        Cost of      Stock-
                                            Common   Paid-in    in the    Translation                    Repurchased   holders'
                                            Stock    Capital   Business   Adjustments   Other    Total      Stock       Equity
                                            ------   -------  ----------  -----------   -----   -------  -----------   -------
Balances, January 1, 2001                    $935    $   --    $33,481      $(2,864)    $ (86)  $(2,950)  $(16,461)    $15,005

Comprehensive earnings:
  Net earnings                                                   8,560                                                   8,560
  Other comprehensive losses,
     net of income taxes:
       Currency translation adjustments                                        (753)               (753)                  (753)
       Additional minimum pension liability                                               (89)      (89)                   (89)
       Change in fair value of derivatives
         accounted for as hedges                                                           33        33                     33
                                                                                                                       -------
  Total other comprehensive losses                                                                                        (809)
                                                                                                                       -------
Total comprehensive earnings                                                                                             7,751
                                                                                                                       -------

Exercise of stock options and
  issuance of other stock awards                        138         70                                         747         955
Cash dividends
  declared ($2.22 per share)                                    (4,842)                                                 (4,842)
Stock repurchased                                                                                           (4,000)     (4,000)
Sale of Kraft Foods Inc. common stock                 4,365                     379         7       386                  4,751
                                             ----    ------    -------      -------     -----   -------   --------     -------

Balances, December 31, 2001                   935     4,503     37,269       (3,238)     (135)   (3,373)   (19,714)     19,620

Comprehensive earnings:
  Net earnings                                                   4,975                                                   4,975
  Other comprehensive earnings,
     net of income taxes:
       Currency translation adjustments                                         240                 240                    240
       Additional minimum pension liability                                                (5)       (5)                    (5)
       Change in fair value of derivatives
         accounted for as hedges                                                         (127)     (127)                  (127)
                                                                                                                       -------
  Total other comprehensive earnings                                                                                       108
                                                                                                                       -------
Total comprehensive earnings                                                                                             5,083
                                                                                                                       -------

Exercise of stock options and
  issuance of other stock awards                        143          8                                         513         664
Cash dividends
  declared ($1.16 per share)                                    (2,479)                                                 (2,479)
Stock repurchased                                                                                           (2,347)     (2,347)
                                             ----    ------    -------      -------     -----   -------   --------     -------

Balances, June 30, 2002                      $935    $4,646    $39,773      $(2,998)    $(267)  $(3,265)  $(21,548)    $20,541
                                             ====    ======    =======      =======     =====   =======   ========     =======

Total comprehensive earnings, which represent net earnings and the change in fair value of derivatives accounted for as hedges, partially offset by currency translation adjustments, were $2,930 million and $1,896 million, respectively, for the quarters ended June 30, 2002 and 2001, and $3,531 million for the first six months of 2001.

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                       For the Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                            2002      2001
                                                          -------   -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products                          $ 4,869   $ 3,984
             - Financial services                             106        84
                                                          -------   -------

         Net earnings                                       4,975     4,068

Adjustments to reconcile net earnings to
   operating cash flows:
Consumer products
   Cumulative effect of accounting change                                 6
   Depreciation and amortization                              664     1,163
   Deferred income tax provision                              590       296
   Loss on sale of a North American food factory and
      integration costs                                       119        29
   Voluntary retirement programs                              175
   Gains on sales of businesses                                (3)       (8)
   Cash effects of changes, net of the effects
      from acquired and divested companies:
      Receivables, net                                       (534)     (439)
      Inventories                                             118       (54)
      Accounts payable                                       (867)     (999)
      Income taxes                                            953       884
      Accrued liabilities and other current assets           (639)     (357)
   Other                                                      (51)     (169)
Financial services
   Deferred income tax provision                               66       103
   Other                                                      170       103
                                                          -------   -------

         Net cash provided by operating activities          5,736     4,626
                                                          -------   -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
   Capital expenditures                                      (834)     (790)
   Purchases of businesses, net of acquired cash              (72)     (354)
   Proceeds from sales of businesses                           86         9
   Other                                                       48        41
Financial services
   Investments in finance assets                             (113)     (305)
   Proceeds from finance assets                               249       105
                                                          -------   -------

         Net cash used in investing activities               (636)   (1,294)
                                                          -------   -------

           See notes to condensed consolidated financial statements.

                                    Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                       For the Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                           2002      2001
                                                          -------   -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
   Net repayment of short-term borrowings                 $(3,100)  $(7,148)
   Long-term debt proceeds                                  4,536        47
   Long-term debt repaid                                   (1,466)   (1,287)
Financial services
   Net repayment of short-term borrowings                    (512)     (673)
   Long-term debt proceeds                                    440       557

Repurchase of Philip Morris common stock                   (2,220)   (1,971)
Dividends paid on Philip Morris common stock               (2,493)   (2,342)
Issuance of Philip Morris common stock                        651       592
Issuance of Kraft Foods Inc. common stock                             8,443
Other                                                         (99)      (85)
                                                          -------   -------

   Net cash used in financing activities                   (4,263)   (3,867)
                                                          -------   -------
Effect of exchange rate changes on cash and
   cash equivalents                                            90        (7)
                                                          -------   -------

Cash and cash equivalents:

   Increase (decrease)                                        927      (542)

   Balance at beginning of period                             453       937
                                                          -------   -------

   Balance at end of period                               $ 1,380   $   395
                                                          =======   =======

           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. Company Name Change:

In April 2002, the stockholders of Philip Morris Companies Inc. (the "Company") approved changing the Company's name from Philip Morris Companies Inc. to Altria Group, Inc. The Company's Board of Directors retains the discretion to effect the name change, pending the resolution of legal challenges.

Note 2. Accounting Policies:

The interim condensed consolidated financial statements of the Company are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations, which appear in the Company's Annual Report to Stockholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Note 3. Recently Adopted Accounting Standards:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings as of January 1, 2002. The Company estimates that net earnings and diluted earnings per share ("EPS") would have been approximately $4.6 billion and $2.05, respectively, for the six months ended June 30, 2001, and approximately $2.5 billion and $1.14, respectively, for the three months ended June 30, 2001, had the provisions of the new standards been applied as of January 1, 2001. In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. The Company completed its review and did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of these new standards.

At June 30, 2002, goodwill by segment was as follows (in millions):

International tobacco   $   899
North American food      20,655
International food        4,255
Beer                        186
                        -------
   Total goodwill       $25,995
                        =======

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Intangible assets as of June 30, 2002 were as follows:

                                     Gross
                                    Carrying   Accumulated
                                     Amount    Amortization
                                    --------   ------------
                                         (in millions)

Non-amortizable intangible assets    $11,855
Amortizable intangible assets             55        $26
                                     -------        ---
   Total intangible assets           $11,910        $26
                                     =======        ===

Non-amortizable intangible assets substantially comprise brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. The pre-tax amortization expense for intangible assets during the six months and quarter ended June 30, 2002 was $4 million and $2 million, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of June 30, 2002, amortization expense for each of the next five years is estimated to be $8 million or less.

The increase in goodwill and other intangible assets, net, at June 30, 2002 from December 31, 2001 of $331 million is primarily related to currency translation.

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

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $4.8 billion and $2.4 billion in the first six months and the second quarter of 2001, respectively. In addition, the adoption reduced marketing, administration and research costs in the first six months and the second quarter of 2001 by approximately $5.2 billion and $2.6 billion, respectively. Cost of sales increased in the first six months and the second quarter of 2001 by approximately $307 million and $162 million, respectively, and excise taxes on products increased by approximately $114 million and $58 million, respectively. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

Note 4. Financial Instruments:

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

During the six months and three months ended June 30, 2002 and 2001, ineffectiveness related to fair value hedges and cash flow hedges was not material. The Company is hedging forecasted transactions for periods not exceeding the next nineteen months. At June 30, 2002, the Company estimates derivative gains of $56 million,

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

net of income taxes, reported in accumulated other comprehensive losses will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at June 30, 2002 and 2001, the Company recorded a loss of $113 million, net of income taxes of $60 million, and a gain of $8 million, net of income taxes of $4 million, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

                                                    For the Six Months Ended   For the Three Months Ended
                                                             June 30,                   June 30,
                                                    ------------------------   --------------------------
                                                           2002   2001                 2002   2001
                                                          -----   ----                -----   ----
                                                          (in millions)               (in millions)
Balance at beginning of period                            $  33   $ --                $  75   $ 32

Impact of SFAS No. 133 adoption                                     15

Derivative losses (gains) transferred to earnings            79    (52)                 (13)   (22)

Change in fair value                                       (206)    33                 (156)   (14)
                                                          -----   ----                -----   ----

Balance as of June 30                                     $ (94)  $ (4)               $ (94)  $ (4)
                                                          =====   ====                =====   ====

Note 5. Acquisitions and Divestitures:

On May 30, 2002, the Company announced an agreement with South African Breweries plc ("SAB") to merge Miller Brewing Company ("Miller") into SAB. The transaction closed on July 9, 2002 and SAB changed its name to SABMiller plc ("SABMiller"). At closing, the Company received 430 million shares of SABMiller valued at approximately $3.4 billion, based upon a share price of 5.12 British pounds per share, in exchange for Miller, which had $2.0 billion of existing debt. The shares in SABMiller owned by the Company resulted in an initial 36% economic interest in SABMiller and a 24.9% voting interest. The transaction resulted in a pre-tax gain of approximately $2.6 billion or approximately $1.7 billion after-tax. The gain will be recorded in the third quarter of 2002. Subsequent to the sale, the Company's ownership interest in SABMiller will be accounted for under the equity method, according to which the Company will record its percentage of SABMiller's net earnings going forward.

During the first quarter of 2002, Kraft Foods International, Inc. ("KFI") acquired a biscuits company in Australia for an aggregate cost of $62 million. In addition, during 2002, Kraft Foods North America, Inc. ("KFNA") sold several small North American food businesses, most of which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's consolidated statements of earnings and no gain or loss was recognized on these sales. The aggregate proceeds received from sales of businesses during the first six months of 2002 were $86 million.

During 2001, Philip Morris International Inc. ("PMI") increased its interest in an Argentine tobacco company for an aggregate cost of $255 million. In addition, KFI purchased coffee businesses in Romania, Morocco and Bulgaria.

The operating results of businesses acquired and sold were not material to the consolidated operating results of the Company in any of the periods presented.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6. Earnings Per Share:

Basic and diluted EPS were calculated using the following:

                                                         For the Six Months Ended
                                                                June 30,
                                                         ------------------------
                                                              2002     2001
                                                             ------   ------
                                                              (in millions)
Earnings before cumulative effect of accounting change       $4,975   $4,074
Cumulative effect of accounting change                                    (6)
                                                             ------   ------
Net earnings                                                 $4,975   $4,068
                                                             ======   ======

Weighted average shares for basic EPS                         2,140    2,196

Plus incremental shares from assumed conversions:
   Restricted stock and stock rights                              2        6
   Stock options                                                 23       24
                                                             ------   ------

Weighted average shares for diluted EPS                       2,165    2,226
                                                             ======   ======

                                                        For the Three Months Ended
                                                                  June 30,
                                                        --------------------------
                                                              2002     2001
                                                             ------   ------
                                                              (in millions)
Net earnings                                                 $2,610   $2,288
                                                             ======   ======

Weighted average shares for basic EPS                         2,135    2,191

Plus incremental shares from assumed conversions:
   Restricted stock and stock rights                              1        6
   Stock options                                                 23       24
                                                             ------   ------

Weighted average shares for diluted EPS                       2,159    2,221
                                                             ======   ======

The number of shares of common stock excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive was immaterial for all periods presented.

Note 7. Segment Reporting:

The products of the Company's subsidiaries include cigarettes, food (consisting principally of a wide variety of snacks, beverages, cheese, grocery products and convenient meals) and, prior to the merger of Miller into SAB on July 9, 2002, beer. Another subsidiary of the Company, Philip Morris Capital Corporation, is primarily engaged in leasing activities. The products and services of these subsidiaries constitute the Company's reportable segments of domestic tobacco, international tobacco, North American food, international food, beer and financial services.

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

                                                              For the Six Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                   2002      2001
                                                                  -------   -------
                                                                    (in millions)
Net revenues:
   Domestic tobacco                                               $ 9,899   $ 9,682
   International tobacco                                           14,173    13,721
   North American food                                             10,862    10,662
   International food                                               3,798     4,008
   Beer                                                             2,641     2,464
   Financial services                                                 265       211
                                                                  -------   -------
      Total net revenues                                          $41,638   $40,748
                                                                  =======   =======

Operating companies income:
   Domestic tobacco                                               $ 2,704   $ 2,085
   International tobacco                                            2,967     2,906
   North American food                                              2,467     2,496
   International food                                                 551       537
   Beer                                                               276       292
   Financial services                                                 175       140
                                                                  -------   -------
      Total operating companies income                              9,140     8,456
   Amortization of intangibles                                         (4)     (506)
   General corporate expenses                                        (338)     (379)
                                                                  -------   -------
      Total operating income                                        8,798     7,571
   Interest and other debt expense, net                              (602)     (889)
                                                                  -------   -------
      Total earnings before income taxes, minority interest
         and cumulative effect of accounting change               $ 8,196   $ 6,682
                                                                  =======   =======

                                                             For the Three Months Ended
                                                                      June 30,
                                                             --------------------------
                                                                   2002      2001
                                                                  -------   -------
                                                                    (in millions)
Net revenues:
   Domestic tobacco                                               $ 4,881   $ 5,105
   International tobacco                                            7,139     6,750
   North American food                                              5,568     5,428
   International food                                               1,945     2,045
   Beer                                                             1,422     1,350
   Financial services                                                 148       111
                                                                  -------   -------
      Total net revenues                                          $21,103   $20,789
                                                                  =======   =======

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                 For the Three Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                       2002     2001
                                                                      ------   ------
                                                                       (in millions)
Operating companies income:
   Domestic tobacco                                                   $1,454   $1,383
   International tobacco                                               1,403    1,348
   North American food                                                 1,369    1,353
   International food                                                    299      298
   Beer                                                                  169      168
   Financial services                                                    104       76
                                                                      ------   ------
      Total operating companies income                                 4,798    4,626
   Amortization of intangibles                                            (2)    (253)
   General corporate expenses                                           (169)    (169)
                                                                      ------   ------
      Total operating income                                           4,627    4,204
   Interest and other debt expense, net                                 (309)    (438)
                                                                      ------   ------
      Total earnings before income taxes and minority interest        $4,318   $3,766
                                                                      ======   ======

During 2002, operating companies income for the North American food and international food segments included pre-tax charges related to the consolidation of production lines, the closing of a facility and other consolidation programs. Pre-tax charges of $102 million and $75 million were recorded in marketing, administration and research costs of the North American food segment for the six months and three months ended June 30, 2002, respectively, and $17 million was recorded in the international food segment for the six months and three months ended June 30, 2002. The 2002 integration related charges of $119 million included $21 million relating to severance, $82 million relating to asset write-offs and $16 million relating to other cash exit costs. Cash payments relating to this charge will approximate $37 million of which $1 million has been paid through June 30, 2002. The majority of the remaining payments are expected to be made by December 31, 2002.

During the first quarter of 2002, a pre-tax charge of $15 million was recorded in marketing, administration and research costs for a beer asset impairment.

During the second quarter of 2002, the international tobacco business announced a voluntary early retirement program in Germany and approximately 160 employees accepted the benefits offered by this program. As a result, in the second quarter of 2002, a pre-tax charge of $25 million, which includes enhanced pension and postretirement benefits, was recorded in marketing, administration and research costs of the international tobacco segment.

During 2001, voluntary early retirement programs were announced for certain eligible salaried employees in the food and beer businesses. During the first quarter of 2002, approximately 800 employees accepted the benefits offered by these programs and elected to retire or terminate employment. Pre-tax charges of $135 million, $7 million and $8 million were recorded in marketing, administration and research costs of the North American food, international food and beer segments, respectively, in the first quarter of 2002 for these voluntary retirement programs.

As discussed in Note 8. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, a $500 million pre-tax charge was recorded by the domestic

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

tobacco business during the first quarter of 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the June 30, 2002 and December 31, 2001 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM Inc. quarterly and is being recorded as earned in interest and other debt expense, net, in the consolidated statements of earnings.

During the first quarter of 2001, KFNA sold a North American food factory, which resulted in a pre-tax loss of $29 million.

Note 8. Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against the Company, its subsidiaries and affiliates, including PM Inc. and Philip Morris International Inc. ("PMI"), the Company's international tobacco subsidiary, as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms "Lights" and "Ultra Lights" constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. In July 2000, a jury in a Florida smoking and health class action returned a punitive damages award of approximately $74 billion against PM Inc. (see discussion of the Engle case below). Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery and certain other actions pending as of August 1, 2002, and discusses certain developments in such cases since May 10, 2002.

As of August 1, 2002 there were approximately 1,500 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some instances, the Company, compared with approximately 1,500 such cases on August 1, 2001, and approximately 390 such cases on August 1, 2000. In certain jurisdictions, individual smoking and health cases have been aggregated for trial in a single proceeding; the largest such proceeding aggregates 1,250 cases in West Virginia and is currently scheduled for trial in June 2003. An estimated 14 of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS"). In addition, approximately 2,800 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

As of August 1, 2002, there were an estimated 21 smoking and health purported class actions pending in the United States against PM Inc. and, in some cases, the Company (including two that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 28 such cases on August 1, 2001, and approximately 35 such cases on August 1, 2000. Some of these actions purport to constitute statewide class actions and were filed after May 1996, when the United States Court of Appeals for the Fifth Circuit reversed a federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

As of August 1, 2002, there were an estimated 43 health care cost recovery actions, including the suit discussed below under "Federal Government's Lawsuit," filed by the United States government, pending in the United States against PM Inc. and, in some instances, the Company, compared with approximately 52 such cases pending on August 1, 2001, and 50 such cases on August 1, 2000. In addition, health care cost recovery actions are pending in Israel, the Province of British Columbia, Canada, France (in a case brought by a local agency of the French social security health insurance system) and Spain.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 73 smoking and health cases brought on behalf of individuals (Argentina (40), Australia (1), Brazil (19), Czech Republic (1), Ireland (1), Israel (2), Italy (4), Japan (1), the Philippines (1), Scotland (1), and Spain
(2)), compared with approximately 69 such cases on August 1, 2001, and 45 such cases on August 1, 2000. In addition, as of August 1, 2002, there were eight smoking and health putative class actions pending outside the United States (Brazil (1), Canada (3), and Spain (4)), compared with 12 such cases on August 1, 2001 and ten such cases on August 1, 2000.

Pending and Upcoming Trials

Jury selection is proceeding in a smoking and health class action in Louisiana in which PM Inc. is a defendant and in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs. Jury selection is also proceeding in an individual smoking and health case against PM Inc. in California. In addition, later in August, trials are scheduled to begin in two cases in Florida brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by ETS; PM Inc. is a defendant in both cases.

As set forth in Exhibit 99.2 hereto, additional cases against PM Inc. and, in some instances, the Company, are scheduled for trial through the end of 2003. They include two class actions in California in which plaintiffs seek damages under the California Business and Professions Code for the costs of cigarettes purchased by class members during the class period, a case in West Virginia that aggregates 1,250 individual smoking and health cases, a Lights/Ultra Lights class action in Illinois and the health care cost recovery case brought by the United States government as well as an estimated 26 individual smoking and health cases and 14 additional cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by ETS. Five of the trials in the individual smoking and health cases are scheduled to begin in October 2002 and one of the trials is scheduled to begin in November 2002. Trials are scheduled to begin in six of the cases brought by flight attendants in the next three months. Cases against other tobacco companies are also scheduled for trial through the end of 2003. Trial dates, however, are subject to change.

Recent Trial Results

Since January 1999, jury verdicts have been returned in 21 smoking and health and health care cost recovery cases in which PM Inc. was a defendant. Verdicts in favor of PM Inc. and other defendants were returned in 12 of the 21 cases. These 12 cases were tried in Rhode Island, West Virginia, Ohio (2), New Jersey, Florida (2), New York (2), Mississippi and Tennessee (2). Plaintiffs' appeals or post-trial motions challenging the verdicts are pending in West Virginia, Ohio and Florida. In May 2002, a mistrial was declared in a case brought by a flight attendant claiming personal injuries allegedly caused by ETS, and the case was subsequently dismissed. In

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

addition, in 2001, a mistrial was declared in New York in an asbestos contribution case, and plaintiffs subsequently voluntarily dismissed the case. The chart below lists the verdicts and post-trial developments in the nine cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

           Location     Type of                                             Post-Trial
Date       of Court     Case            Verdict                             Developments
--------   ----------   -------------   ---------------------------------   -----------------------------------
June       Florida      Flight          $5.5 million in compensatory        Defendants have filed post-trial
2002                    Attendant ETS   damages against all                 motions challenging the verdict.
                        Litigation      defendants, including PM Inc.

June       Florida      Individual      $37.5 million in compensatory       Defendants have filed post-trial
2002                    Smoking and     damages against all defendants,     motions challenging the verdict.
                        Health          including PM Inc.

March      Oregon       Individual      $168,500 in compensatory damages    In May 2002, the trial court reduced
2002                    Smoking and     and $150 million in punitive        the punitive damages award to
                        Health          damages against PM Inc.             $100 million, and in July 2002,
                                                                            the trial court denied PM Inc.'s
                                                                            post-trial motions challenging the
                                                                            verdict. PM Inc. has appealed.

June       California   Individual      $5.5 million in compensatory        In August 2001, the trial court
2001                    Smoking and     damages, and $3 billion in          reduced the punitive damages award
                        Health          punitive damages against PM Inc.    to $100 million; PM Inc. has
                                                                            appealed.

June       New York     Health Care     $17.8 million in compensatory       In February 2002, the trial court
2001                    Cost            damages, against all defendants     awarded plaintiffs $38 million in
                        Recovery        including $6.8 million against      attorneys' fees. Defendants have
                                        PM Inc.                             appealed.

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

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

           Location     Type of                                             Post-Trial
Date       of Court     Case            Verdict                             Developments
--------   ----------   -------------   ---------------------------------   -----------------------------------
March      Oregon       Individual      $800,000 in compensatory            The trial court reduced the
1999                    Smoking and     damages, $21,500 in medical         punitive damages award to $32
                        Health          expenses and $79.5 million in       million, and PM Inc. appealed. In
                                        punitive damages against PM Inc.    June 2002, the Oregon Court of
                                                                            Appeals reinstated the $79.5
                                                                            million punitive damages award; PM
                                                                            Inc. has appealed to the Oregon
                                                                            Supreme Court.

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

In addition, since January 1999, jury verdicts have been returned in 12 tobacco-related cases in which neither the Company nor any of its subsidiaries were defendants. Verdicts in favor of defendants were returned in eight of the 12 cases in cases tried in Connecticut, Texas, South Carolina, Mississippi, Louisiana, Missouri and Tennessee (2). Plaintiffs' appeal is pending in Mississippi. Verdicts in favor of plaintiffs were returned in four of the 12 cases in cases tried in Australia, Kansas and Florida (2). Defendants' appeals or post-trial motions are pending. In addition, in a case in France the trial court found in favor of plaintiff, however, the appellate court reversed the trial court's ruling and dismissed plaintiff's claim.

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

                          Smoking and Health Litigation

Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state RICO statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act. In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims and, in many cases, claims of physical injury as well. As of August 1, 2002, smoking and health putative class actions were pending in Alabama, Florida, Illinois, Louisiana, Michigan, Missouri, New York, Ohio, Oregon, Tennessee, Utah, West Virginia and the District of Columbia, as well as in Brazil, Canada, Israel and Spain. Class certification has been denied or reversed by courts in 29 smoking and health class actions involving PM Inc. in Arkansas, the District of Columbia, Illinois (2), Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (4), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin, while classes remain certified in the Engle case in Florida (discussed above) and a case in Louisiana in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs for class members. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class. In November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM Inc. In January 2002, the trial court denied plaintiffs' motion for a new trial, and plaintiffs have appealed.

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

As of August 1, 2002, there were an estimated 43 health care cost recovery cases pending in the United States against PM Inc., and in some instances, the Company, including the case filed by the United States government, which is discussed below under "Federal Government's Lawsuit."

The cases brought in the United States include actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Canada, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 11 Brazilian states, 11 Brazilian cities and a group of Argentine unions. The actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 10 Brazilian states and 11 Brazilian cities were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. The district court dismissed the cases brought by Guatemala, Nicaragua, Ukraine and the Province of Ontario, and the dismissals are now final. The district court has remanded to state courts the remaining cases except for the cases brought by Bolivia and Panama. Subsequent to remand, the Ecuador case was voluntarily dismissed. In November 2001, the cases brought by Venezuela and the Brazilian state of Espirito Santo were dismissed by the state court, and Venezuela has appealed. In January 2001, the Superior Court of the District of Columbia dismissed the suit brought by the Argentine unions, and the dismissal is now final. In addition to cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands (dismissed), the Province of British Columbia, Canada, France and Spain, and other entities have stated that they are considering filing such actions.

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

The State Settlement Agreements have materially adversely affected the volumes of PM Inc. and the Company; the Company believes that they may materially adversely affect the business, volumes, results of operations, cash flows or financial position of PM Inc. and the Company in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in United States cigarette sales in the premium and discount segments, PM Inc.'s share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements.

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

                    Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: As of August 1, 2002, there were 13 putative class actions pending against PM Inc. and, in some instances, the Company in California, Florida, Illinois, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, Ohio (2), Oregon, Tennessee and West Virginia on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these cases allege, among other things, that the use of the terms "Lights" and/or "Ultra Lights" constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution. Classes have been certified in Illinois, Massachusetts and Florida. Trial in the Illinois case is scheduled for January 2003.

Cigarette Contraband Cases: As of August 1, 2002, the European Community and ten member states, various Departments of Colombia, Ecuador, Belize and Honduras had filed suits in the United States against the Company and certain of its subsidiaries, including PM Inc. and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive relief. In February 2002, the courts granted defendants' motions to dismiss all of the actions. In the Colombia and European Community actions, however, the RICO and fraud claims predicated on allegations of money laundering claims were dismissed without prejudice. Plaintiffs in each of the cases have appealed. In October 2001, the United States Court of Appeals for the Second Circuit affirmed the dismissal of a cigarette contraband case filed against another cigarette manufacturer and in March 2002, plaintiff in that case petitioned the United States Supreme Court for further review.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Asbestos Contribution Cases: As of August 1, 2002, an estimated 9 suits were pending on behalf of former asbestos manufacturers and affiliated entities against domestic tobacco manufacturers, including PM Inc. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages.

Retail Leaders Case: Three domestic tobacco manufacturers filed suit against PM Inc. seeking to enjoin the PM Inc. "Retail Leaders" program that became available to retailers in October 1998. The complaint alleged that this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes unlawful monopolization. In addition to an injunction, plaintiffs sought unspecified treble damages, attorneys' fees, costs and interest. In May 2002, the court granted PM Inc.'s motion for summary judgment and dismissed all of plaintiffs' claims with prejudice. Plaintiffs have appealed.

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

Tobacco Price Cases: As of August 1, 2002, there were 36 putative class actions pending against PM Inc. and other domestic tobacco manufacturers, as well as, in certain instances, the Company and PMI, alleging that defendants conspired to fix cigarette prices in violation of antitrust laws. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products, and the remaining 29 were filed in 14 states and the District of Columbia by retail purchasers of tobacco products. In November 2001, plaintiffs' motion for class certification was granted in a case pending in state court in Kansas, and trial in this case is scheduled for September 2003. In November 2001, plaintiffs' motion for class certification was denied in a case pending in state court in Minnesota. In June 2002, plaintiffs' motion for class certification was denied in a case pending in the State of Michigan. Plaintiffs' motion for reconsideration of this ruling and defendants' motions for summary judgment are pending. In May 2002, the Arizona Court of Appeals reversed the trial court's decision to dismiss an action, and defendants have appealed. The seven federal class actions have been consolidated in the United States District Court for the Northern District of Georgia. In July 2002, the court granted defendants' motion for summary judgment dismissing the case in its entirety, and plaintiffs have appealed. The cases are listed in Exhibit 99.1.

Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits were filed in California courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs' claims that defendants violated sections 17200 and/or 17500 of California Business and Professions Code pursuant to which plaintiffs allege that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. Trials in the cases are scheduled for October 2002 and April 2003.

Tobacco Growers' Case: In February 2000, a suit was filed on behalf of a purported class of tobacco growers and quota-holders, and amended complaints were filed in May 2000 and in August 2000. The second amended complaint alleges that defendants, including PM Inc., violated antitrust laws by bid-rigging and allocating purchases at tobacco auctions and by conspiring to undermine the tobacco quota and price-support program administered by the federal government. In October 2000, defendants filed motions to dismiss the amended

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

complaint and to transfer the case, and plaintiffs filed a motion for class certification. In November 2000, the court granted defendants' motion to transfer the case to the United States District Court for the Middle District of North Carolina. In December 2000, plaintiffs served a motion for leave to file a third amended complaint to add tobacco leaf buyers as defendants. This motion was granted, and the additional parties were served in February 2001. In March 2001, the leaf buyer defendants filed a motion to dismiss the case. In July 2001, the court denied the manufacturer and leaf buyer defendants' motions to dismiss the case, and in April 2002 granted plaintiffs' motion for class certification. Defendants' petition for interlocutory review of the class certification order was denied in June 2002.

Consolidated Putative Punitive Damages Cases: In September 2000, a putative class action was filed in the federal district court in the Eastern District of New York that purports to consolidate punitive damages claims in ten tobacco-related actions then pending in federal districts court New York and Pennsylvania. In July 2002, plaintiffs filed an amended consolidated class action complaint and a motion for class certification. The complaint seeks certification of a punitive damages class of persons residing in the United States who smoke or smoked defendants' cigarettes, and who have been diagnosed by a physician with an enumerated disease from April 1993 through the date notice of the certification of this class is disseminated.

                              Certain Other Actions

National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that Kraft and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and unspecified treble damages. Plaintiffs voluntarily dismissed two of the actions after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted Kraft's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling dismissing the cases. In April 2002, the Wisconsin Supreme Court affirmed the intermediate appellate court's ruling. In April 2002, Kraft's motion for summary judgment dismissing the case was granted in a case pending in the United States District Court for the Central District of California. In June 2002, the parties settled this dispute on an individual (non-class) basis, and plaintiffs dismissed their appeal. A case in Illinois state court has been settled and dismissed.

Italian Tax Matters: One hundred ninety-four tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1996 and income taxes for the years 1987 to 1996) have been served upon certain affiliates of the Company, including six new assessments (for the year 1996), which were served in October and December 2001. The aggregate amount of alleged unpaid taxes assessed to date is the euro equivalent of $2.3 billion. In addition, the euro equivalent of $3.5 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 188 of the assessments, and the tax authorities have appealed to the regional appellate court in Milan. To date, the regional appellate court has rejected 81 of the appeals filed by the tax authorities. The tax authorities have appealed 45 of the 81 decisions of the regional appellate court to the Italian Supreme Court, and a hearing on these cases was held in December 2001. Six of the 81 decisions were not appealed and are now final. In March and May 2002, the Italian Supreme Court issued its decision in 42 of the 45 appeals. The Italian Supreme Court rejected 12 of the 45 appeals and these 12 cases are now final. The Italian Supreme Court vacated the decisions of the regional appellate court in 30 of the cases and remanded these cases back to the regional appellate court for further hearings on the merits. Three decisions have not been issued. In a separate proceeding in October 1997, a Naples court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. In March 2002, after the Milan prosecutor's investigation into the matter, these present and former officers and directors received notices that an initial hearing would take place in June 2002 at which time the "preliminary judge" hearing the case would evaluate whether the Milan prosecutor's charges should be sent to a criminal judge for a full trial. At the June 2002 hearing, the "preliminary judge" ruled that there was no legal basis for the

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

prosecutor's charges and acquitted all of the defendants; the prosecutor has appealed. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

                                   ----------

It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties. Unfavorable verdicts awarding compensatory and/or punitive damages against PM Inc. have been returned in the Engle smoking and health class action, several individual smoking and health cases, a flight attendant ETS lawsuit, and a health care cost recovery case and are being appealed. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. An unfavorable outcome or settlement of a pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation, and the Company has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. The present legislative and litigation environment is substantially uncertain, and it is possible that the Company's business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal or state tobacco legislation. The Company and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts against it. All such cases are, and will continue to be, vigorously defended. However, the Company and its subsidiaries may enter into discussions in an attempt to settle particular cases if they believe it is in the best interests of the Company's stockholders to do so.

Note 9. Recently Issued Accounting Pronouncements:

On July 30, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

For the Six Months Ended June 30,
                                         Net Revenues
                                      -----------------
                                        (in millions)
                                       2002      2001
                                      -------   -------
Domestic tobacco                      $ 9,899   $ 9,682
International tobacco                  14,173    13,721
North American food                    10,862    10,662
International food                      3,798     4,008
Beer                                    2,641     2,464
Financial services                        265       211
                                      -------   -------
   Net revenues                       $41,638   $40,748
                                      =======   =======

                                      Operating Income
                                      -----------------
                                        (in millions)
                                       2002      2001
                                      -------   -------
Domestic tobacco                       $2,704    $2,085
International tobacco                   2,967     2,906
North American food                     2,467     2,496
International food                        551       537
Beer                                      276       292
Financial services                        175       140
                                       ------    ------
   Operating companies income           9,140     8,456
Amortization of intangibles                (4)     (506)
General corporate expenses               (338)     (379)
                                       ------    ------
   Operating income                    $8,798    $7,571
                                       ======    ======

For the Three Months Ended June 30,
                                         Net Revenues
                                      -----------------
                                        (in millions)
                                       2002      2001
                                      -------   -------
Domestic tobacco                      $ 4,881   $ 5,105
International tobacco                   7,139     6,750
North American food                     5,568     5,428
International food                      1,945     2,045
Beer                                    1,422     1,350
Financial services                        148       111
                                      -------   -------
   Net revenues                       $21,103   $20,789
                                      =======   =======

For the Three Months Ended June 30,
                                      Operating Income
                                      ----------------
                                        (in millions)
                                        2002     2001
                                       ------   ------
Domestic tobacco                       $1,454    $1,383
International tobacco                   1,403     1,348
North American food                     1,369     1,353
International food                        299       298
Beer                                      169       168
Financial services                        104        76
                                       ------    ------
   Operating companies income           4,798     4,626
Amortization of intangibles                (2)     (253)
General corporate expenses               (169)     (169)
                                       ------    ------
   Operating income                    $4,627    $4,204
                                       ======    ======

Several events occurred during the first six months of 2002 and 2001 that affected the comparability of statement of earnings amounts. In order to isolate the impact of these events and discuss underlying business trends, comparisons will be given both including and excluding these events, which were as follows:

o Sale of Food Factory and Integration Costs - During the first six months and second quarter of 2002, Kraft Foods North America, Inc. ("KFNA") recorded pre-tax charges of $102 million and $75 million, respectively, related to the closing of a facility and other consolidation programs in North America. In addition, during the second quarter of 2002, Kraft Foods International, Inc. ("KFI") recorded pre-tax charges of $17 million to consolidate production lines and distribution networks in Latin America. These charges were part of the previously announced $200 million to $300 million original estimate to close or reconfigure existing Kraft facilities and integrate Nabisco. As of June 30, 2002, the aggregate pre-tax charges to the consolidated statement of earnings to close or reconfigure Kraft facilities and integrate Nabisco, including Kraft's voluntary early retirement programs discussed below, were $314 million, slightly above the original estimate. The 2002 integration related charges of $119 million included $21 million relating to severance, $82 million relating to asset write-offs and $16 million relating to other cash exit costs. Cash payments relating to this charge will approximate $37 million of which $1 million has been paid through June 30, 2002. The majority of the remaining payments are expected to be made by December 31, 2002. In addition, during the first quarter of 2001, KFNA recorded a pre-tax charge of $29 million on the sale of a North American food factory. These pre-tax charges were included in marketing, administration and research costs of the North American food and international food segments in their respective periods.

o Voluntary Retirement Programs - In the second quarter of 2002, a voluntary early retirement program in the international tobacco business in Germany was announced and approximately 160 employees accepted the benefits offered by this program. As a result, in the second quarter of 2002, a pre-tax charge of $25 million was recorded in marketing, administration and research costs of the international tobacco segment. In the fourth quarter of 2001, voluntary early retirement programs were offered to certain salaried employees in the beer and food businesses. During the first quarter of 2002, approximately 800 employees accepted the benefits offered by these programs. Pre-tax charges of $135 million, $7 million and $8 million were recorded in marketing, administration and research costs of the North American food, international food and beer segments, respectively, in the first quarter of 2002 for these voluntary retirement programs.

o Amortization of Intangibles - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings as of January 1, 2002. The Company estimates that net earnings would have been approximately $4.6 billion and $2.5 billion in the first six months and second quarter of 2001, respectively, and diluted earnings per share ("EPS") would have been $2.05 and $1.14, respectively, had the provisions of the new standards been applied as of January 1, 2001.

o Businesses Previously Held for Sale - During 2001, certain Nabisco businesses were reclassified to businesses held for sale, including their estimated results of operations through anticipated sale dates. These businesses have subsequently been sold with the exception of one business that had been held for sale since the acquisition of Nabisco. This business, which is no longer held for sale, has been included in the 2002 consolidated operating results of KFNA.

o Asset Impairment - During the first quarter of 2002, a pre-tax charge of $15 million was recorded in marketing, administration and research costs for a beer asset impairment.

o Litigation Related Expense - As discussed in Note 8. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, a $500 million pre-tax charge was recorded by the domestic tobacco business during the first quarter of 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the June 30, 2002 and December 31, 2001 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM Inc. quarterly and is being recorded as earned in interest and other debt expense, net, in the consolidated statements of earnings.

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

Results of Operations for the Six Months Ended June 30, 2002

Net revenues for the first six months of 2002 increased $890 million (2.2%) over 2001, due primarily to higher tobacco net revenues. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, net revenues for the first six months of 2002 increased $786 million (1.9%) over 2001.

Operating income for the first six months of 2002 increased $1.2 billion (16.2%) over the comparable 2001 period. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, operating income for the first six months of 2002 increased $493 million (5.7%) over the first six months of 2001, due to increases from all business segments.

Operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, increased $684 million (8.1%) over the first six months of 2001, due primarily to higher operating income from the Company's tobacco operations and the 2001 litigation related expense. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, operating companies income increased $452 million (5.0%), due to higher operating income from all business segments.

Currency movements have decreased net revenues by $1.0 billion ($583 million, after excluding the impact of currency movements on excise taxes) and operating companies income by $250 million from the first six months of 2001. Declines in net revenues and operating companies income are due primarily to the strength of the U.S. dollar against the euro, the Japanese yen, the Russian ruble and certain Latin American currencies.

Although the Company cannot predict future movements in currency rates, the recent weakening of the U.S. dollar, if sustained during the remainder of 2002, could have a favorable impact on net revenues and operating companies income comparisons in the second half of the year; although full-year net revenues and operating companies income comparisons with 2001 are expected to reflect an unfavorable impact due to currency.

Interest and other debt expense, net, of $602 million for the first six months of 2002 decreased $287 million from the first six months of 2001. This decrease was due primarily to higher average debt outstanding in 2001 as a result of the Nabisco acquisition. The Kraft IPO proceeds, net of underwriting discount and expenses, of $8.4 billion were used to retire a portion of the Nabisco acquisition debt during June 2001.

During the first six months of 2002, the Company's effective tax rate decreased by 2.3 percentage points to 35.5%. This decrease is due primarily to the adoption of SFAS No. 141 and SFAS No. 142, under which the Company is no longer required to amortize goodwill and indefinite life intangible assets as a charge to earnings.

Diluted and basic EPS of $2.30 and $2.32, respectively, for the first six months of 2002, increased by 25.7% and 25.4%, respectively, over the first six months of 2001. Net earnings of $5.0 billion for the first six months of 2002 increased $907 million (22.3%) over the comparable period of 2001. These results include the unusual items previously discussed. Excluding the after-tax impact of the unusual items, net earnings increased 7.0% to $5.1 billion, diluted EPS increased 10.2% to $2.38 and basic EPS increased 10.0% to $2.41.

Results of Operations for the Three Months Ended June 30, 2002

Net revenues for the second quarter of 2002 increased $314 million (1.5%) over 2001, due primarily to higher international tobacco, North American food and beer net revenues, partially offset by lower domestic tobacco and international food net revenues. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, net revenues for the second quarter of 2002 increased $190 million (0.9%) over 2001.

Operating income for the second quarter of 2002 increased $423 million (10.1%) over the comparable 2001 period. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, operating income for the second quarter of 2002 increased $280 million (6.3%) over the second quarter of 2001, due to increases from all business segments.

Operating companies income increased $172 million (3.7%) over the second quarter of 2001, due primarily to the Company's tobacco segments. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, operating companies income increased $280 million (6.0%), due to increases from all business segments.

Currency movements have decreased net revenues by $349 million ($207 million, after excluding the impact of currency movements on excise taxes) and operating companies income by $66 million from the second quarter of 2001. Declines in net revenues and operating companies income are due primarily to the strength of the U.S. dollar against the Russian ruble, the Japanese yen and certain Latin American currencies. Although the Company cannot predict future movements in currency rates, the recent weakening of the U.S. dollar, if sustained during the remainder of 2002, could have a favorable impact on net revenues and operating companies income comparisons in the second half of the year; although full-year net revenues and operating companies income comparisons with 2001 are expected to reflect an unfavorable impact due to currency.

Interest and other debt expense, net, of $309 million for the second quarter of 2002 decreased $129 million from the second quarter of 2001. This decrease was due primarily to higher average debt outstanding in 2001 as a result of the Nabisco acquisition. The Kraft IPO proceeds, net of underwriting discount and expenses, of $8.4 billion were used to retire a portion of the Nabisco acquisition debt during June 2001.

Diluted and basic EPS of $1.21 and $1.22, respectively, for the second quarter of 2002, increased by 17.5% and 17.3%, respectively, over the second quarter of 2001. Net earnings of $2.6 billion for the second quarter of

2002 increased $322 million (14.1%) over the comparable period of 2001. These results include the unusual items previously discussed. Excluding the after-tax impact of the unusual items, net earnings increased 8.0% to $2.7 billion, diluted EPS increased 11.7% to $1.24 and basic EPS increased 10.6% to $1.25.

Operating Results by Business Segment

Tobacco

Business Environment

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc., Philip Morris International Inc. ("PMI") and the Company.

These issues, some of which are more fully discussed below, include pending and threatened smoking and health litigation and certain jury verdicts against PM Inc., including a $74 billion punitive damages verdict in the Engle smoking and health class action case discussed in Note 8 and punitive damages awards in individual smoking and health cases discussed in Note 8; the civil lawsuit filed by the United States federal government against various cigarette manufacturers, including PM Inc., and others discussed in Note 8; legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); price increases in the United States related to the settlement of certain tobacco litigation, and the effect of any resulting cost advantage of manufacturers not subject to these settlements; actual and proposed excise tax increases in the United States and foreign markets; diversion into the United States market of products intended for sale outside the United States; the sale of counterfeit cigarettes by third parties; price disparities and changes in price disparities between premium and lowest price brands; the outcome of proceedings and investigations involving contraband shipments of cigarettes; governmental investigations; actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information; governmental and private bans and restrictions on smoking; actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States; actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States; actual and proposed legislation in Congress, the State of New York and other jurisdictions inside and outside the United States to require the establishment of fire-safety standards for cigarettes; the diminishing social acceptance of smoking and increased pressure from tobacco control advocates and unfavorable press reports; and other tobacco legislation that may be considered by Congress, the states and other jurisdictions inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. In general, such taxes have been increasing. The United States federal excise tax on cigarettes is currently $0.39 per pack of 20 cigarettes. In the United States, state and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $4.03. Proposed further tax increases in various jurisdictions are currently under consideration or pending. Thus far in 2002, 18 states have passed excise tax increases, ranging from $0.07 per pack of 20 in Tennessee to as much as $1.81 per pack of 20 in New York City and New York State combined. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels within the United States and in many jurisdictions outside the United States. In the European Union (the "EU"), taxes on cigarettes vary considerably and currently may be as high as the equivalent of $5.58 per pack on the most popular brands (using the exchange rate at July 24, 2002). In Germany, where total tax on cigarettes is currently equivalent to $2.27 per pack on the most popular brands, the excise tax is scheduled to increase by approximately the equivalent of $0.20 ((euro)0.20 at the exchange rate on July 24, 2002) per pack by January 2003. In the opinion of PM Inc. and PMI, increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Any future increases, the extent of which cannot be predicted, may result in volume declines for the cigarette industry, including PM Inc. and PMI, and might cause sales to shift from the premium segment to the discount segment.

Tar and Nicotine Test Methods and Brand Descriptors: Jurisdictions around the world have questioned the utility of standardized test methods to measure tar and nicotine yields of cigarettes. In September 1997, the United States Federal Trade Commission ("FTC") issued a request for public comment on its proposed revision of its tar and nicotine test methodology and reporting procedures established by a 1970 voluntary agreement among domestic cigarette manufacturers. In February 1998, PM Inc. and three other domestic cigarette manufacturers filed comments on the proposed revisions. In November 1998, the FTC wrote to the Department of Health and Human Services ("HHS") requesting its assistance in developing specific recommendations on the future of the FTC's program for testing the tar, nicotine, and carbon monoxide content of cigarettes. In November 2001, the National Cancer Institute issued a report as a part of HHS' response to the FTC's request. The report concluded, among other things, that because there was no meaningful difference in smoke exposure or risk to smokers between cigarettes with different machine-measured tar and nicotine yields, the marketing of low yield cigarettes was deceptive. Similarly, public health officials in other countries and the EU have found that the marketing of low yield cigarettes is deceptive and have questioned the relevance of the related International Organization for Standardization test method for measuring tar, nicotine, and carbon monoxide yields. The EU Commission has been directed to establish a committee to address, among other things, alternative methods for measuring tar, nicotine and carbon monoxide yields. In addition, public health authorities in the United States, the EU, Brazil and other countries have called for the prohibition of or passed legislation prohibiting the use of brand descriptors such as "Lights" and "Ultra Lights." Brazil banned the use of descriptors in January 2002. In the United States, as of August 1, there were 11 putative class actions pending against PM Inc. and the Company in which plaintiffs allege, among other things, that the use of the terms "Lights" and/or "Ultra Lights" constitutes deceptive and unfair trade practices.

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

Ingredient Disclosure Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes, and in certain cases, to provide toxicological information regarding the ingredients. In the United States, the Commonwealth of Massachusetts has enacted legislation to require cigarette manufacturers to report the flavorings and other ingredients used in each brand-style of cigarettes sold in the Commonwealth. Cigarette manufacturers sued to have the statute declared unconstitutional, arguing that it could result in the public disclosure of valuable proprietary information. In September 2000, the district court granted the plaintiffs' motion for summary judgment and permanently enjoined the defendants from requiring cigarette manufacturers to disclose brand-specific information on ingredients in their products, and defendants appealed. In October 2001, the United States Court of Appeals for the First Circuit reversed the district court's decision, holding that the Massachusetts disclosure statute does not constitute an impermissible taking of private property. In November 2001, the First Circuit granted the cigarette manufacturers' petition for rehearing en banc and withdrew the prior opinion. The First Circuit, sitting en banc, heard oral argument in January 2002. The ultimate outcome of this lawsuit cannot be predicted. Similar legislation has been enacted or proposed in other states and in jurisdictions outside the United States, including the EU. Under the EU tobacco product directive described below, tobacco companies must disclose the use of, and provide toxicological information about, all ingredients by October 2002. PMI has voluntarily disclosed the ingredients in its brands in a number of EU member states and in other countries. Other jurisdictions have also enacted or proposed legislation that would require the submission of toxicological information about ingredients and would permit governments to prohibit their use.

Health Effects of Smoking and Exposure to ETS: Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion, and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommended various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus on the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking during adolescence.

Studies with respect to the health risks of ETS to nonsmokers (including lung cancer, respiratory and coronary illnesses, and other conditions) have also received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. Since then, a number of government agencies around the world have concluded that ETS causes diseases--including lung cancer and heart disease--in nonsmokers. In 2002, the International Agency for Research on Cancer concluded that ETS is carcinogenic and that exposure to ETS causes disease in non-smokers.

It is the policy of each of PM Inc. and PMI to support a single, consistent public health message on the health effects of cigarette smoking in the development of diseases in smokers, and on smoking and addiction. It is also their policy to defer to the judgment of public health authorities as to the text of warnings regarding the health effects of smoking, addiction and exposure to ETS.

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

The sites also state that public health officials have concluded that ETS causes or increases the risk of diseases--including lung cancer and heart disease--in non-smoking adults, as well as conditions in children such as asthma, respiratory infections, cough wheeze, otitis media (middle ear infection) and Sudden Infant Death Syndrome. The sites also state that public health officials have concluded that secondhand smoke can exacerbate adult asthma and cause eye, throat and nasal irritation. In addition, PM Inc. and PMI also state on their web sites that they believe that particular care should be exercised where children are concerned, and that smokers who have children--particularly young ones--should avoid smoking around them.

The World Health Organization's Framework Convention for Tobacco Control: The World Health Organization and its member states are negotiating a proposed Framework Convention for Tobacco Control. The proposed treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that would include the use of pictures or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; prohibit the use of terms that suggest one brand of cigarettes is safer than another; abolish duty-free tobacco sales; and encourage litigation against tobacco product manufacturers. PM Inc. and PMI have stated that they would support a treaty that member states could consider for ratification, based on the following four principles: (1) smoking-related decisions should be made on the basis of a consistent public health message; (2) effective measures should be taken to prevent minors from smoking; (3) the right of adults to choose to smoke should be preserved; and (4) all manufacturers of tobacco products should compete on a level playing field. The outcome of the treaty negotiations cannot be predicted.

Other Legislative Initiatives: In recent years, various members of the United States Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the HHS or regulation under the Consumer Products Safety Act, establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities, further restrict the advertising of cigarettes, require additional warnings, including graphic warnings, on packages and in advertising, eliminate or reduce the tax deductibility of tobacco advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law, and allow state and local governments to restrict the sale and distribution of cigarettes. Legislative initiatives affecting the regulation of the tobacco industry have also been considered in a number of jurisdictions outside the United States. In 2001, the EU issued a directive on tobacco product regulation that, among other things, reduces maximum permitted levels of tar, nicotine and carbon monoxide yields to 10, 1 and 10 milligrams, respectively, requires manufacturers to disclose ingredients and toxicological data on ingredients, requires health warnings on the front of a pack that cover at least 30% of the front panel and 14 rotational warnings that cover no less than 40% of the back panel, requires the health warnings to be surrounded by a black border, requires the printing of tar, nicotine and carbon monoxide numbers on the side panel of the pack at a minimum size of 10% of the side panel, and as described above, prohibits the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others. The EU member states are in the process of drafting and adopting legislation that implements the provisions of the directive. The European Commission is also considering a new directive that would further restrict tobacco marketing and advertising in the EU. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

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

Governmental Investigations: The Company and its subsidiaries are subject to governmental investigations on a range of matters, including the following: based on recent developments, the Company believes that Canadian authorities are contemplating a legal proceeding based on a previously disclosed investigation of PMI and its subsidiary, Philip Morris Duty Free, Inc., relating to allegations of contraband shipments of cigarettes into Canada in the early to mid 1990s. During 2001, the competition authorities in Italy and Turkey initiated separate previously disclosed investigations into the pricing activities among participants in the cigarette markets of those countries. The order initiating the Italian investigation named the Company and certain of its affiliates as well as all other parties purportedly engaged in the sale of cigarettes in Italy, including the Italian state tobacco monopoly. The Turkish investigation is directed at one of the Company's Turkish affiliates and another cigarette manufacturer. In 2002, the Italian authorities, at the request of a consumer group, initiated a previously disclosed investigation into the use of descriptors for Marlboro Lights. The investigation is directed at the Company's German and Dutch affiliates, which manufacture product for sale in Italy. Similarly, in 2001, authorities in Australia initiated a previously disclosed investigation into the use of descriptors, alleging that their use was false and misleading. The investigation is directed at one of the Company's Australian affiliates and other cigarette manufacturers. The Company cannot predict the outcome of these investigations or whether additional investigations may be commenced.

Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions, including the Engle class action case in Florida, in which PM Inc. is a defendant, and a civil health care cost recovery action filed by the United States Department of Justice in September 1999 against domestic tobacco manufacturers and others, including PM Inc. and, in some instances, the Company. (See Note 8 for a discussion of such litigation.)

State Settlement Agreements: As discussed in Note 8, during 1997 and 1998, PM Inc. and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry's conduct of its business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following: targeting youth; use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; and free sampling. In addition, the settlement agreements require companies to affirm corporate principles to reduce underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

Operating Results
                          For the Six Months Ended June 30,
                        ------------------------------------
                                                Operating
                           Net Revenues     Companies Income
                        -----------------   ----------------
                                    (in millions)
                          2002      2001      2002     2001
                        -------   -------    ------   ------
Domestic tobacco        $ 9,899   $ 9,682    $2,704   $2,085
International tobacco    14,173    13,721     2,967    2,906
                        -------   -------    ------   ------
   Total tobacco        $24,072   $23,403    $5,671   $4,991
                        =======   =======    ======   ======

Domestic tobacco. During the first six months of 2002, PM Inc.'s net revenues, which include excise taxes billed to customers, increased $217 million (2.2%) over the comparable 2001 period. Excluding excise taxes, net revenues increased $86 million (1.1%), due primarily to higher pricing ($729 million), partially offset by lower volume ($649 million).

Operating companies income for the first six months of 2002 increased $619 million (29.7%) over the comparable 2001 period, due primarily to the 2001 litigation related expense ($500 million) and price increases as well as lower product costs (aggregating $772 million), partially offset by lower volume ($429 million) and higher marketing, administration and research costs ($235 million, primarily promotions). Excluding the impact of the 2001 litigation related expense, operating companies income increased 4.6%.

As reported by Management Science Associates, shipment volume for the domestic tobacco industry during the first six months of 2002 decreased to 199.5 billion units, a 2.2% decrease from the first six months of 2001. PM Inc.'s shipment volume for the first six months of 2002 was 98.5 billion units, a decrease of 6.4% from the comparable 2001 period, due primarily to the timing of promotions and increased price competition. During July 2002, plans were announced to invest approximately $350 million to promote the premium brands and retail presence of PM Inc. and Philip Morris International Inc. ("PMI") to enhance future volumes and market shares. This additional investment by PM Inc. and PMI will be made during the remainder of 2002.

It should be noted that Management Science Associates' current measurements of the domestic cigarette industry's total shipments and related share data do not include all shipments of some smaller manufacturers that Management Science Associates is presently unable to monitor effectively. Accordingly, it should also be noted that the discussion herein of PM Inc.'s performance within the industry is based upon Management Science Associates' estimates of total industry volume.


For the first six months of 2002, PM Inc.'s shipment share was 49.4%, a decrease of 2.2 share points from the comparable period of 2001. Marlboro shipment volume decreased 4.3 billion units (5.4%) from the first six months of 2001 to 76.0 billion units for a 38.1% share of the total industry, a decrease of 1.2 share points from the comparable period of 2001. This volume and share performance was due primarily to the timing of promotions and increased price competition.

Based on shipments, the premium segment accounted for approximately 73.3% of the domestic cigarette industry volume in the first six months of 2002, a decrease of 1.0 share point from the comparable period of 2001. In the premium segment, PM Inc.'s volume decreased 5.9% during the first six months of 2002, compared with a 3.6% decrease for the industry, resulting in a premium segment share of 60.6%, a decrease of 1.5 share points from the first six months of 2001, due primarily to the factors mentioned above.

In the discount segment, PM Inc.'s shipments decreased 10.8% to 9.9 billion units in the first six months of 2002, compared with an industry increase of 1.8%, resulting in a discount segment share of 18.6%, a decrease of 2.6 share points from the comparable period of 2001. Basic shipment volume for the first six months of 2002 was down 6.6% to 9.4 billion units, for a 17.5% share of the discount segment, down 1.6 share points compared to the first six months of 2001, due primarily to increased price competition.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail decreased 0.4 share points to 50.5% for the first six months of 2002. Marlboro's retail share for the first six months of 2002 increased 0.3 share points to 38.4% and PM Inc.'s retail share of the premium segment grew 0.7 share points to 62.2%. Retail share for Basic, PM Inc.'s major discount brand, decreased 0.1 share points to 5.0%.

Information Resources Inc./Capstone is a proprietary retail tracking service that uses a sample of stores to extrapolate market share performance in the universe of stores PM Inc.'s sales representatives regularly visit. PM Inc. currently estimates that this universe represents approximately 87% of estimated industry volume.

In March 2002, PM Inc. announced a price increase of $6.00 per thousand cigarettes on its domestic premium and discount brands. The price increase was effective April 1, 2002. This followed a price increase of $2.50 per thousand in October 2001 and a price increase of $7.00 per thousand in April 2001. Each $1.00 per thousand increase by PM Inc. equates to a $0.02 increase in the price to wholesalers of each pack of twenty cigarettes.

PM Inc. cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s results may be materially adversely affected by price increases related to increased excise taxes and tobacco litigation settlements, as well as by the other items discussed under the caption "Tobacco--Business Environment."

International tobacco. During the first six months of 2002, international tobacco net revenues, which include excise taxes billed to customers, increased $452 million (3.3%) over the first six months of 2001. Excluding excise taxes, net revenues increased $246 million (3.4%), due primarily to higher volume/mix ($312 million) and price increases ($180 million), partially offset by unfavorable currency movements.

Operating companies income for the first six months of 2002 increased $61 million (2.1%) over the comparable 2001 period, due primarily to price increases ($180 million) and higher volume/mix ($126 million), partially offset by unfavorable currency movements ($236 million) and a pre-tax charge for a voluntary retirement program ($25 million) in 2002. Excluding the 2002 pre-tax charge for the voluntary retirement program, operating companies income increased 3.0%.

PMI's volume for the first six months of 2002 of 369.5 billion units increased
9.9 billion units (2.8%) over the first six months of 2001, due primarily to volume increases in Eastern Europe, Asia and Turkey, partially offset by the timing of shipments and lower overall markets in Italy and Spain, economic weakness in Egypt and continued price competition in Poland. Volume advanced in a number of important markets, including Austria, Belgium, the Netherlands, the United Kingdom, Turkey, Russia, Indonesia, Japan (due primarily to favorable timing of shipments), Taiwan, Thailand, Brazil and Mexico. International volume for Marlboro decreased 1.5%, due to the timing of shipments in Spain, consumer downtrading to lower-priced brands in the Czech Republic, Turkey, Egypt, the Philippines and Argentina, and intense price competition in Poland, partially offset by higher volumes in Austria, the United Kingdom, Japan, Indonesia, Mexico and worldwide duty-free. In most markets exhibiting downtrading from Marlboro, volume increased for other brands in PMI's portfolio. PMI recorded market share gains in many of its major markets.

                         For the Three Months Ended June 30,
                        ------------------------------------
                                                Operating
                           Net Revenues     Companies Income
                        -----------------   ----------------
                                    (in millions)
                          2002      2001      2002     2001
                        -------   -------    ------   ------
Domestic tobacco        $ 4,881   $ 5,105    $1,454   $1,383
International tobacco     7,139     6,750     1,403    1,348
                        -------   -------    ------   ------
   Total tobacco        $12,020   $11,855    $2,857   $2,731
                        =======   =======    ======   ======

Domestic tobacco. During the second quarter of 2002, PM Inc.'s net revenues, which include excise taxes billed to customers, decreased $224 million (4.4%) from the comparable 2001 period. Excluding excise taxes, net revenues decreased $213 million (5.1%), due primarily to lower volume ($718 million), partially offset by higher pricing ($504 million).

Operating companies income for the second quarter of 2002 increased $71 million (5.1%) over the comparable 2001 period, due primarily to higher pricing and lower product costs (aggregating $570 million), partially offset by lower volume ($493 million).

As reported by Management Science Associates, shipment volume for the domestic tobacco industry during the second quarter of 2002 decreased to 98.2 billion units, a 7.0% decrease from the second quarter of 2001. PM Inc.'s shipment volume for the second quarter of 2002 was 46.2 billion units, a decrease of 13.8% from the comparable 2001 period. PM Inc.'s shipment volumes for the second quarter of 2002 were negatively affected by trade inventory depletions following the April 2002 price increase, the timing of promotions in the second quarter of 2002 versus the second quarter of 2001 and increased price competition.

It should be noted that Management Science Associates' current measurements of the domestic cigarette industry's total shipments and related share data do not include all shipments of some smaller manufacturers that Management Science Associates is presently unable to monitor effectively. Accordingly, it should also be noted that the discussion herein of PM Inc.'s performance within the industry is based upon Management Science Associates' estimates of total industry volume.


For the second quarter of 2002, PM Inc.'s shipment share was 47.1%, a decrease of 3.7 share points from the comparable period of 2001. Marlboro shipment volume decreased 5.8 billion units (14.1%) from the second quarter of 2001 to 35.2 billion units for a 35.9% share of the total industry, a decrease of 2.9 share points from the comparable period of 2001.

Based on shipments, the premium segment accounted for approximately 72.0% of the domestic cigarette industry volume in the second quarter of 2002, a decrease of
2.0 share points from the comparable period of 2001. In the premium segment, PM Inc.'s volume decreased 13.6% during the second quarter of 2002, compared with a 9.5% decrease for the industry, resulting in a premium segment share of 58.5%, a decrease of 2.8 share points from the second quarter of 2001. This volume and share performance was due primarily to the timing of promotions, the depletion of trade inventories and increased price competition.

In the discount segment, PM Inc.'s shipments decreased 15.3% to 4.9 billion units in the second quarter of 2002, compared with an industry increase of 0.2%, resulting in a discount segment share of 17.7%, a decrease of 3.2 share points from the comparable period of 2001. Basic shipment volume for the second quarter of 2002 was down 11.7% to 4.6 billion units, for a 16.8% share of the discount segment, down 2.2 share points compared to the second quarter of 2001, due primarily to a reduction in trade inventories versus the prior year and increased price competition.

According to consumer purchase data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail decreased 0.7 share points to 50.2% for the second quarter of 2002, due primarily to a 0.9 share point decline in its brands, Merit, Benson & Hedges, and Cambridge, which were not supported by promotional activity. However, the combined retail share for PM Inc.'s four focus brands that received promotional support, Marlboro, Parliament, Virginia Slims and Basic was up 0.2 share points to 47.3%, due to the growth of Marlboro and Parliament, which increased their combined retail share by 0.4 share points. The second quarter of 2002 retail share for Marlboro increased 0.1 share points to 38.3% and PM Inc.'s retail share of the premium segment grew 0.6 share points to 62.1%. Retail share for Basic, PM Inc.'s major discount brand, decreased 0.1 share points to 4.9%.

Information Resources Inc./Capstone is a proprietary retail tracking service that uses a sample of stores to extrapolate market share performance in the universe of stores PM Inc.'s sales representatives regularly visit. PM Inc. currently estimates that this universe represents approximately 87% of estimated industry volume.

PM Inc. cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM Inc.'s shipments, shipment market share or retail market share; however, it believes that PM Inc.'s results may be materially adversely affected by price increases related to increased excise taxes and tobacco litigation settlements, as well as by the other items discussed under the caption "Tobacco--Business Environment."

International tobacco. During the second quarter of 2002, international tobacco net revenues, which include excise taxes billed to customers, increased $389 million (5.8%) over the second quarter of 2001. Excluding excise taxes, net revenues increased $172 million (4.9%), due primarily to higher volume/mix ($122 million) and price increases ($90 million), partially offset by unfavorable currency movements.

Operating companies income for the second quarter of 2002 increased $55 million (4.1%) over the comparable 2001 period, due primarily to price increases ($90 million) and higher volume/mix ($47 million), partially offset by unfavorable currency movements ($58 million) and a pre-tax charge for a voluntary retirement program ($25 million) in 2002. Excluding the 2002 pre-tax charge for the voluntary retirement program, operating companies income increased 5.9%.

PMI's volume for the second quarter of 2002 of 185.5 billion units increased 5.6 billion units (3.1%) over the second quarter of 2001, due primarily to volume increases in Eastern Europe, Asia and Turkey. Volume advanced in a number of important markets, including Belgium, Greece, Spain, the Czech Republic, Romania, Turkey, Russia, Indonesia, Japan, Taiwan, Thailand, Brazil and Mexico. In Germany, volume was flat while share was up 0.1 share points, reflecting PMI's improving performance in that market. In France, Italy, Portugal, Saudi Arabia and Lithuania, volume decreased due primarily to the timing of shipments; and in Japan, volume increased due primarily to favorable timing of shipments. Volume declined in Egypt, Poland and the Ukraine, due to intense price competition. In Korea, volume declined due to heightened competition and trade inventory reductions. Volume declined in the Philippines, due to a weak economy and growth in the low-price segment. International volume for Marlboro decreased 1.8%, as lower volumes in Italy, France, the United Kingdom, Russia, Egypt, Saudi Arabia, Korea, the Philippines and Argentina were partially offset by higher volumes in Japan, Spain, Romania, Thailand, Indonesia and Mexico. In most markets exhibiting downtrading from Marlboro, volume increased for other brands in PMI's portfolio. PMI recorded market share gains in most of its major markets.

Food

Business Environment

Kraft, the largest branded food and beverage company headquartered in the United States, conducts its global business through two subsidiaries. KFNA manufactures and markets a wide variety of snacks, beverages, cheese, grocery products and convenient meals in the United States, Canada and Mexico. Subsidiaries and affiliates of KFI manufacture and market a wide variety of snacks, beverages, cheese, grocery products and convenient meals in Europe, the Middle East and Africa, as well as the Latin America and Asia Pacific regions. KFNA and KFI are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade and consequent inventory reductions, and changing consumer preferences. In addition, certain competitors may have different profit objectives and some international competitors may be more or less susceptible to currency exchange rates. To confront these challenges, Kraft continues to take steps to build the value of its brands and improve its food business portfolio with new product and marketing initiatives.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity costs on average in the second quarter of 2002 have been lower than those incurred in the second quarter of 2001. However, for the first six months of 2002, dairy commodity costs have been higher than the first six months of 2001. Cocoa bean prices have been higher than in 2001, while coffee bean prices have been lower than in 2001.

On December 11, 2000, the Company, through Kraft, acquired all of the outstanding shares of Nabisco. During 2001, certain Nabisco businesses were reclassified as businesses held for sale, including their estimated results of operations through anticipated sale dates. These businesses have subsequently been sold with the exception of one business that had been held for sale since the acquisition of Nabisco. This business has been included in the 2002 reported operating results of KFNA. The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $170 million has been spent through June 30, 2002. Substantially all of the closures will be completed by the end of 2002.

The integration of Nabisco into the operations of Kraft also resulted in the closure or reconfiguration of several existing Kraft facilities. The aggregate charges to the consolidated statement of earnings to close or reconfigure facilities and integrate Nabisco were originally estimated to be in the range of $200 million to $300 million. As of June 30, 2002, the aggregate pre-tax charges to the consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco were $314 million, slightly above the original estimate. KFNA incurred pre-tax integration costs of $75 million during the second quarter of 2002, in addition to $27 million incurred during the first quarter of 2002 and $53 million incurred during the third and fourth quarters of 2001. KFI incurred pre-tax integration costs of $17 million during the second quarter of 2002. During the first quarter of 2002, approximately 700 employees accepted the benefits offered by a voluntary retirement program. As a result, Kraft recorded a pre-tax charge of $142 million related to the voluntary retirement program, of which $135 million related to KFNA.

During the first quarter of 2002, KFI acquired a biscuits company in Australia for an aggregate cost of $62 million. During the first six months of 2001, KFI purchased coffee businesses in Romania, Morocco and Bulgaria. The operating results of the businesses acquired and divested were not material to the consolidated operating results of KFI or the Company in any of the periods presented.

During the first six months of 2002, KFNA sold several North American food businesses, which were previously classified as businesses held for sale, for $81 million. The operating results of the businesses divested were not material to KFNA's or the Company's consolidated financial position or results of operations in any of the periods presented.

Operating Results

                        For the Six Months Ended June 30,
                      ------------------------------------
                                              Operating
                         Net Revenues     Companies Income
                      -----------------   ----------------
                                  (in millions)
                        2002      2001      2002     2001
                      -------   -------    ------   ------
North American food   $10,862   $10,662    $2,467   $2,496
International food      3,798     4,008       551      537
                      -------   -------    ------   ------
   Total food         $14,660   $14,670    $3,018   $3,033
                      =======   =======    ======   ======

North American food. During the first six months of 2002, net revenues increased $200 million (1.9%) over the first six months of 2001. Excluding businesses divested since the beginning of 2001 and adjusting for businesses previously held for sale, net revenues increased $98 million (0.9%), due primarily to higher volume/mix ($107 million), partially offset by lower pricing
($12 million).

Operating companies income for the first six months of 2002 decreased $29 million (1.2%) from the comparable period of 2001. Excluding the 2002 pre-tax charges for the voluntary retirement program ($135 million) and integration costs ($102 million) and a 2001 loss on the sale of a food factory ($29 million), as well as the impact of businesses previously held for sale, operating companies income increased $167 million (6.6%), due primarily to lower marketing, administration and research costs ($128 million, including synergy savings), productivity savings and higher volume/mix.

Volume for the first six months of 2002 increased 7.1% over the comparable period for 2001. Excluding the impact of businesses divested and after adjusting for businesses previously held for sale (the basis of presentation for all of the following KFNA volume comparisons), volume increased 2.2%. In Cheese, Meals and Enhancers, volume decreased due primarily to lower shipments in cheese and food service. Cheese volume declined, due to aggressive competitive activity and the challenges associated with translating lower commodity costs into lower retail prices during the second quarter of 2002. Shipments to food service customers were also lower, driven by the exit of non-branded businesses and distributor consolidation in the food service industry. These decreases were partially offset by higher shipments of macaroni & cheese dinners, and the 2001 acquisition of It's Pasta Anytime. Volume increased in Biscuits, Snacks and Confectionery, driven primarily by higher shipments of biscuits, higher shipments of snacking nuts to non-grocery channels and the introduction of new confectionery products. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by ready-to-drink beverages, coffee and desserts, partially offset by trade inventory reductions in cereals. In Oscar Mayer and Pizza, volume increased due primarily to increases in hot dogs, bacon, lunch combinations, soy-based meat alternatives and frozen pizza.

International food. Net revenues for the first six months of 2002 decreased $210 million (5.2%) from the first six months of 2001. Excluding businesses divested since the beginning of 2001, net revenues decreased $212 million (5.3%), due primarily to unfavorable currency movements ($243 million) and unfavorable volume/mix ($60 million), partially offset by the impact of acquisitions.

Operating companies income for the first six months of 2002 increased $14 million (2.6%) over the first six months of 2001. Excluding pre-tax charges for the voluntary retirement program ($7 million) and integration costs ($17 million), as well as the impact of businesses divested since the beginning of 2001, operating companies income increased $38 million (7.1%), due primarily to lower marketing, administration and research costs ($76 million), partially offset by unfavorable volume/mix ($25 million) and unfavorable currency movements ($14 million).

Volume for the first six months of 2002 increased 1.6% over the first six months of 2001. Excluding the impact of divested businesses and after adjusting for the impact of businesses previously held for sale (the basis of presentation for all of the following KFI volume comparisons), volume increased 2.5%, benefiting from acquisitions and the introduction of new products.

In Europe, Middle East and Africa, volume increased over the first six months of 2001, benefiting from acquisitions and from growth in most countries across the region. In beverages, volume increased in both coffee and refreshment beverages. Coffee volume grew in Sweden, the United Kingdom, Poland, Italy and the Ukraine, and benefited from acquisitions in Romania, Morocco and Bulgaria. Refreshment beverage volume increased, driven by higher sales to the Middle East, Turkey and Morocco. Snacks volume increased, driven by higher confectionery and salty snacks volume in several markets and an acquisition in Russia and Poland, partially offset by lower volume in Germany. Cheese volume decreased, due primarily to increased price competition in Europe, partially offset by gains in the Middle East. In grocery, volume increased, due primarily to higher spoonable dressings volume in Germany, and higher shipments of ready-to-serve desserts and pourable dressings in the United Kingdom. Volume for convenient meals also increased, due primarily to lunch combinations in the United Kingdom and higher shipments of canned meats in Italy against a weak comparison in 2001.

Volume increased in the Latin America and Asia Pacific region driven by gains in many markets and an acquisition in Australia, partially offset by declines in certain countries due to the impact of weak economies and lower results in China. Beverages volume increased, due primarily to growth in refreshment beverages in Brazil, Argentina, the Philippines and Venezuela. Snacks volume increased, driven primarily by biscuit growth in Brazil and Indonesia, and an acquisition in Australia, partially offset by lower volume in Argentina and China. Cheese volume decreased, due primarily to lower sales in Latin America and Japan, partially offset by higher volume in the Philippines and Indonesia. Grocery volume was lower, due primarily to lower sales in Latin America and price competition in Australia.

                       For the Three Months Ended June 30,
                      ------------------------------------
                                             Operating
                        Net Revenues     Companies Income
                       ---------------   ----------------
                                  (in millions)
                        2002     2001      2002     2001
                       ------   ------    ------   ------
North American food    $5,568   $5,428    $1,369   $1,353
International food      1,945    2,045       299      298
                       ------   ------    ------   ------
   Total food          $7,513   $7,473    $1,668   $1,651
                       ======   ======    ======   ======

North American food. During the second quarter of 2002, net revenues increased $140 million (2.6%) over the second quarter of 2001, due primarily to businesses previously held for sale ($122 million) and higher volume/mix ($76 million), partially offset by lower pricing ($55 million). Excluding the businesses divested since the beginning of 2001 and adjusting for businesses previously held for sale, net revenues increased 0.4%.

Operating companies income for the second quarter of 2002 increased $16 million (1.2%) over the comparable period of 2001, due primarily to higher margins, higher volume/mix ($26 million) and lower marketing, administration and research costs ($26 million, including synergy savings), partially offset by integration costs ($75 million). Excluding the 2002 pre-tax charge for integration costs and adjusting for businesses previously held for sale, operating companies income increased 6.0%.

Volume for the second quarter of 2002 increased 8.7% over the comparable period of 2001. Excluding the impact of businesses divested and after adjusting for businesses previously held for sale (the basis of presentation for all of the following KFNA volume comparisons), volume increased 2.0%. In Cheese, Meals and Enhancers, volume decreased due primarily to lower cheese and food service volume. Cheese volume declined due to aggressive competitive activity and the challenges associated with translating lower commodity costs into lower retail prices. Shipments to food service customers also declined, driven by the exit of non-branded businesses and distributor consolidation in the food service industry. These decreases were partially offset by higher shipments of macaroni & cheese dinners, the 2001 acquisition of It's Pasta Anytime and higher volumes in enhancers. Volume increased in Biscuits, Snacks and Confectionery, driven primarily by new product introductions in biscuits and confectionery, and higher shipments of snacking nuts. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by ready-to-drink beverages, coffee and desserts, partially offset by trade inventory reductions in cereals. In Oscar Mayer and Pizza, volume increased due primarily to increases in hot dogs, lunch combinations, soy-based meat alternatives and frozen pizza.

International food. Net revenues for the second quarter of 2002 decreased $100 million (4.9%) from the second quarter of 2001. After adjusting for businesses held for sale, net revenues decreased $105 million (5.1%), due primarily to unfavorable currency movements ($114 million) and lower volume/mix ($61 million), partially offset by higher pricing ($18 million) and the impact of acquisitions.

Operating companies income for the second quarter of 2002 increased slightly over the second quarter of 2001. Excluding the 2002 pre-tax charges for integration costs, operating companies income increased $18 million (6.0%), due primarily to lower marketing, administration and research costs ($33 million, including synergy savings and other operating efficiencies), acquisitions and productivity savings, partially offset by lower volume/mix ($22 million) and unfavorable currency movements ($8 million).

Volume for the second quarter of 2002 increased 2.2% over the second quarter of 2001. Excluding the impact of divested businesses and after adjusting for the impact of businesses held for sale (the basis of presentation for all of the following KFI volume comparisons), volume increased 2.4%.

In Europe, Middle East and Africa, volume increased over the second quarter of 2001, driven by acquisitions and growth in most countries across the region, partially offset by a decline in Germany. In beverages, volume decreased as lower coffee shipments were partially offset by growth in refreshment beverages. Snacks volume increased, driven by higher confectionery volume reflecting new product introductions and an acquisition of businesses in Russia and Poland, partially offset by price competition in Germany. Cheese volume increased, driven by gains in the Middle East and Africa, Spain and the Nordic markets. In grocery, volume increased due primarily to higher spoonable dressings volume in Germany, benefiting from new product introductions. Volume for convenient meals also increased, due primarily to lunch combinations in the United Kingdom and higher shipments of canned meats in Italy against a weak comparison in 2001.

Volume increased in the Latin America and Asia Pacific region driven by gains in many markets and the acquisition of a biscuits company in Australia, partially offset by declines in certain countries due to the impact of weak economies and lower results in China. Beverages volume increased, due primarily to growth in powdered beverages in Brazil, Argentina, the Philippines and Venezuela. Cheese volume decreased, due to lower sales in Latin America and Japan, partially offset by higher volume in the Philippines and Indonesia. Grocery volume was lower, due primarily to lower sales in Latin America and Australia. Snacks volume increased, driven primarily by new product introductions and line extensions in Brazil, biscuits growth in Indonesia, and an acquisition in Australia, partially offset by lower volume in Argentina and China.

Beer

Business Environment

On May 30, 2002, the Company announced an agreement with South African Breweries plc ("SAB") to merge Miller Brewing Company ("Miller") into SAB. The transaction closed on July 9, 2002 and SAB changed its name to SABMiller plc ("SABMiller"). At closing, the Company received 430 million shares of SABMiller valued at approximately $3.4 billion, based upon a share price of 5.12 British pounds per share, in exchange for Miller, which had $2.0 billion of existing debt. The shares in SABMiller owned by the Company resulted in an initial 36% economic interest in SABMiller and a 24.9% voting interest. The transaction resulted in a pre-tax gain of approximately $2.6 billion or approximately $1.7 billion after-tax. The gain will be recorded in the third quarter of 2002. The Company's ownership interest in SABMiller will be accounted for under the equity method, according to which the Company will record its percentage of SABMiller's net earnings going forward.

Operating Results

                                                  2002          2001
                                                 ------        ------
                                                     (in millions)
Net revenues:
Six months ended June 30,                        $2,641         $2,464
                                                 ======         ======
Quarter ended June 30,                           $1,422         $1,350
                                                 ======         ======

Operating companies income:
Six months ended June 30,                          $276           $292
                                                   ====           ====
Quarter ended June 30,                             $169           $168
                                                   ====           ====


Six Months Ended June 30

Net revenues for the first six months of 2002 increased $177 million (7.2%) over the first six months of 2001, due primarily to higher pricing ($105 million) and increased contract brewing revenues. Operating companies income for the first six months of 2002 decreased $16 million (5.5%) from the first six months of 2001, due primarily to pre-tax charges for an asset impairment and a voluntary retirement program. Excluding the pre-tax charges for an asset impairment and a voluntary retirement program, operating companies income increased $7 million (2.4%) to $299 million, due primarily to higher pricing ($58 million) and increased contract brewing, partially offset by higher marketing, administration and research costs ($55 million).

Domestic shipment volume of 20.4 million barrels for the first six months of 2002 decreased 0.6% from the first six months of 2001. The majority of Miller's decrease in domestic shipments was due to lower shipments for both core brands and lower-priced, non-core brands, partially offset by the 2002 introduction of Skyy Blue'TM', Stolichnaya Citrona'TM' and Sauza Diablo'TM'.

Three Months Ended June 30

Net revenues for the second quarter of 2002 increased $72 million (5.3%) over the second quarter of 2001, due primarily to higher pricing ($64 million) and increased contract brewing revenues, partially offset by lower volume ($22 million). Operating companies income for the second quarter of 2002 increased slightly over the second quarter of 2001, due primarily to higher pricing ($37 million) and increased contract brewing, partially offset by lower volume ($12 million) and higher marketing, administration and research costs ($25 million).

Domestic shipment volume of 10.9 million barrels for the second quarter of 2002 decreased 2.5% from the second quarter of 2001. The majority of Miller's decrease in domestic shipments was due to lower shipments for both core brands and lower-priced, non-core brands, partially offset by the 2002 introduction of Skyy Blue'TM', Stolichnaya Citrona'TM' and Sauza Diablo'TM'.


Financial Services

Operating Results

                                                  2002          2001
                                                 ------        ------
                                                     (in millions)
Net revenues:
Six months ended June 30,                          $265          $211
                                                   ====          ====
Quarter ended June 30,                             $148          $111
                                                   ====          ====

Operating companies income:
Six months ended June 30,                          $175          $140
                                                   ====          ====
Quarter ended June 30,                             $104          $ 76
                                                   ====          ====



Philip Morris Capital Corporation's ("PMCC") net revenues and operating companies income for the first six months of 2002 increased $54 million (25.6%) and $35 million (25.0%), respectively, over the first six months of 2001. During the second quarter of 2002, net revenues and operating companies income increased $37 million (33.3%) and $28 million (36.8%), respectively, over the second quarter of 2001. These increases were due primarily to growth in leasing activities and continued gains derived from PMCC's finance asset portfolio, including a significant gain during the second quarter from the early termination of a lease.


Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2002, net cash provided by operating activities was $5.7 billion compared with $4.6 billion during the comparable 2001 period. The increase is due primarily to higher net earnings.

Net Cash Used in Investing Activities

One element of the growth strategy of the Company's operating subsidiaries is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. The Company's subsidiaries are constantly investigating potential acquisition candidates and from time to time sell businesses that are outside their core categories or that do not meet their growth or profitability targets.

During the first six months of 2002, net cash used in investing activities was $636 million, compared with $1.3 billion during the first six months of 2001. The decrease reflects lower levels of cash used for acquisitions in

2002 and the cash provided by the 2002 divestiture of several North American food businesses, as well as lower uses of cash by the Company's financial services business.

Net Cash Used in Financing Activities

During the first six months of 2002, net cash used in financing activities was $4.3 billion, compared with $3.9 billion during the first six months of 2001. This difference was due primarily to an increase in cash used during 2002 to repurchase Philip Morris common stock and to pay dividends on Philip Morris common stock. During 2002, Miller borrowed $2.0 billion under a one-year bank term loan agreement, and Kraft issued $2.5 billion of global bonds. These debt issuances were mostly offset by debt repayments made during 2002. In 2001, the proceeds from the Kraft IPO were used to repay debt and, as a result, had no net impact on financing cash flows.

Debt and Liquidity

Debt - The Company's total debt (consumer products and financial services) was $22.3 billion and $22.1 billion at June 30, 2002 and December 31, 2001, respectively. Total consumer products debt was $20.3 billion and $20.1 billion at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001, the Company's ratio of consumer products debt to total equity was 0.99 and 1.02, respectively. The ratio of total debt to total equity was
1.09 and 1.13 at June 30, 2002 and December 31, 2001, respectively. In April 2002, Kraft filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, under which Kraft may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $5.0 billion. In May 2002, Kraft issued $2.5 billion of global bonds under the shelf registration. The bond offering included $1.0 billion of 5-year notes bearing interest at a rate of 5.25% and $1.5 billion of 10-year notes bearing interest at a rate of 6.25%. At June 30, 2002, Kraft had $2.5 billion of capacity remaining under its shelf registration statement. In May 2002, Miller borrowed $2.0 billion under a one-year bank term loan agreement.
This Miller borrowing was outstanding as of July 9, 2002, the date of the merger transaction with SAB.

Credit Lines - At June 30, 2002, the Company and its subsidiaries maintained credit lines with a number of lending institutions amounting to approximately $16.2 billion. Certain of these credit lines were used to support $889 million of commercial paper borrowings at June 30, 2002, the proceeds of which were used for general corporate purposes. A portion of these lines is also used to meet the short-term working capital needs of the Company's international businesses. At June 30, 2002, the Company's credit facilities included $7.0 billion (of which $2.0 billion is for the sole use of Kraft) of 5-year revolving credit facilities expiring in July 2006, and $7.0 billion (of which $4.0 billion is for the sole use of Kraft) of 364-day revolving credit facilities expiring in July 2002. During July 2002, the expiring 364-day revolving credit facilities were replaced by $6.0 billion (of which $3.0 billion is for the sole use of Kraft) of new 364-day revolving credit facilities expiring in July 2003. As a result, the amount of existing credit lines has declined by $1.0 billion to approximately $15.2 billion. The Philip Morris facilities require the maintenance of a fixed charges coverage ratio and the Kraft facilities require the maintenance of a minimum net worth. Philip Morris and Kraft exceeded these covenants at June 30, 2002 and do not currently anticipate any difficulty in continuing to exceed these covenant requirements. The foregoing revolving credit facilities do not include any other covenants that could require an acceleration of maturity or the posting of collateral. The majority of the Company's remaining lines expire within one year. The 5-year revolving credit facilities enable the Company to reclassify short-term debt on a long-term basis. At June 30, 2002, approximately $0.9 billion of short-term borrowings that the Company intends to refinance were reclassified as long-term debt, as compared with $3.5 billion at December 31, 2001. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

Guarantees - At June 30, 2002, the Company was contingently liable for guarantees and commitments of $1.1 billion, consisting of the following:

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

     o $0.2 billion, primarily surety bonds to a non-U.S. governmental entity, related to capacity expansion commitments at an international tobacco facility. The surety bonds expire in 2002.

     o $0.1 billion, including various guarantees relating to the tobacco and food businesses.

Although these guarantees are typically short-term in nature, they are expected to be replaced, upon expiration, with similar guarantees of similar amounts. Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

Litigation Escrow Deposits - As discussed in Note 8. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among PM Inc., certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, a $500 million pre-tax charge was recorded by the domestic tobacco business during the first quarter of 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the June 30, 2002 and December 31, 2001 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM Inc. quarterly and is being recorded as earned in interest and other debt expense, net, in the consolidated statement of earnings.

Tobacco Litigation Settlement Payments - As discussed in Note 8. Contingencies, PM Inc., along with other domestic tobacco companies, has entered into tobacco litigation settlement agreements that require the domestic tobacco industry to make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as an additional $250 million each year in 2002 and 2003. These payment obligations are the several and not joint obligations of each settling defendant. PM Inc.'s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers' domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. Accordingly, PM Inc. records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

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

During the six months ended June 30, 2002 and 2001, and the quarters ended June 30, 2002 and 2001, PM Inc. recognized $2.8 billion and $3.1 billion, respectively, and $1.3 billion and $1.6 billion, respectively, as part of cost of sales attributable to the foregoing settlement obligations.

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

Leveraged Leases - As part of its lease portfolio, PMCC invests in leveraged leases. At June 30, 2002, PMCC's net finance receivable of $7.1 billion in leveraged leases, which is included in the Company's consolidated balance sheet as finance assets, net, is comprised of total lease payments receivable ($26.4 billion) and the residual value of assets under lease ($2.7 billion), reduced by non-recourse third-party debt ($18.2 billion) and unearned income ($3.8 billion). PMCC has no obligation for the payment of the non-recourse third-party debt issued to purchase the assets under lease. The payment of the debt is collateralized only by lease payments receivable and the leased property, and is non-recourse to all other assets of PMCC or the Company. As required by accounting principles generally accepted in the United States of America ("U.S. GAAP"), the non-recourse debt has been offset against the related rentals receivable and the residual value of the property, and has been presented on a net basis within finance assets, net, in the Company's consolidated balance sheet.

PMCC leases aircraft to a number of major U.S. and overseas airlines. On August 11, 2002, US Airways Group Inc. ("US Air") filed for Chapter 11 bankruptcy protection. PMCC currently leases to US Air 16 Airbus A319 aircraft under long-term leveraged leases, which expire in 2018 and 2019. The aircraft were leased in 1998 and 1999 and represent a net finance receivable of $150 million, which equals 1.8% of PMCC's portfolio of finance assets at June 30, 2002. PMCC is currently evaluating the effect of the US Air bankruptcy filing and has placed the leases on non-accrual status pending further developments in the bankruptcy proceedings.

Equity and Dividends

The Company repurchased 45.0 million and 41.8 million shares of its common stock during the first six months of 2002 and 2001, respectively, at a cost of $2.3 billion and $2.0 billion, respectively. At June 30, 2002, cumulative repurchases under its previously announced $10 billion authority totaled 114.6 million shares at an aggregate cost of $5.6 billion. The Company has announced its intention to accelerate its rate of share repurchase during the second half of 2002 by utilizing approximately $1.7 billion of cash flow to the Company resulting from the transfer of the Miller debt as a consequence of the merger of Miller with SAB in July 2002. Total share repurchases in 2002 are expected to exceed $6.0 billion.

On June 21, 2002, Kraft's board of directors approved the repurchase from time to time of up to $500 million of Kraft's Class A common stock solely to satisfy the obligations of Kraft to provide shares under its 2001 Performance Incentive Plan, 2001 Compensation Plan for non-employee directors, and other plans where options to purchase Kraft's Class A common stock are granted to employees of Kraft. At July 31, 2002, no shares had been repurchased.

Dividends paid in the first six months of 2002 and 2001 were $2.49 billion and $2.34 billion, respectively, an increase of 6.4%, reflecting a higher dividend rate in 2002, partially offset by a lower number of shares outstanding as a result of ongoing share repurchases. During the third quarter of 2001, the Company's Board of Directors approved a 9.4% increase in the quarterly dividend rate to $0.58 per share. As a result, the present annualized dividend rate is $2.32 per share.

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

Substantially all of the Company's derivative financial instruments are effective as hedges under U.S. GAAP. Accordingly, the Company increased accumulated other comprehensive losses by $127 million during the first six months of 2002. This reflects a decrease in the fair value of derivatives of $206 million, partially offset by deferred losses transferred to earnings of $79 million. For the three months ended June 30, 2002, the Company increased accumulated other comprehensive losses by $169 million. This reflects deferred gains transferred to earnings of $13 million and a decrease in the fair value of derivatives of $156 million. The fair value of all derivative financial instruments has been calculated based on active market quotes.

Foreign exchange rates. The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Japanese yen, Swiss franc and the euro. At June 30, 2002 and December 31, 2001, the Company had option and forward foreign exchange contracts with aggregate notional amounts of $8.9 billion and $3.7 billion, respectively, for the purchase or sale of foreign currencies. The Company uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. Foreign currency swap agreements are accounted for as cash flow hedges. At June 30, 2002 and December 31, 2001, the notional amounts of foreign currency swap agreements aggregated $2.5 billion and $2.3 billion, respectively.

The Company also uses certain foreign currency denominated debt as net investment hedges of foreign operations. At June 30, 2002, a loss of $113 million, net of income taxes of $60 million, which represented effective hedges of net investments, was reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts, as cash flow hedges, primarily for coffee, cocoa, milk, cheese and wheat. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At June 30, 2002 and December 31, 2001, the Company had net long commodity positions of $527 million and $589 million, respectively.

Interest rates. The Company uses interest rate swaps to hedge the fair value of an insignificant portion of its long-term debt. The differential to be paid or received is accrued and recognized as interest expense. If an interest rate swap agreement is terminated prior to maturity, the realized gain or loss is recognized over the remaining life of the agreement if the hedged amount remains outstanding, or immediately if the underlying hedged exposure does not remain outstanding. If the underlying exposure is terminated prior to the maturity of the interest rate swap, the unrealized gain or loss on the related interest rate swap is recognized in earnings currently. During the six months ended June 30, 2002, there was no ineffectiveness relating to these fair value hedges. At June 30, 2002, the Company had interest rate swap agreements that converted $102 million of fixed-rate debt to variable-rate debt, of which $29 million will mature in 2003 and $73 million will mature in 2004.

                                   ----------

Use of the above-mentioned financial instruments has not had a material impact on the Company's financial position at June 30, 2002 and December 31, 2001, or the Company's results of operations for the three months ended June 30, 2002 or the year ended December 31, 2001.

                                   ----------

Contingencies

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards

On July 30, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings as of January 1, 2002. The Company estimates that net earnings and diluted EPS would have been approximately $4.6 billion and $2.05, respectively, for the six months ended June 30, 2001, and approximately $2.5 billion and $1.14, respectively, for the three months ended June 30, 2001, had the provisions of the new standards been applied as of January 1, 2001. In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. The Company completed its review and did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of these new standards.

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

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $4.8 billion and $2.4 billion in the first six months and the second quarter of 2001, respectively. In addition, the adoption reduced marketing, administration and research costs in the first six months and the second quarter of 2001 by approximately $5.2 billion and $2.6 billion, respectively. Cost of sales increased in the first six months and the second quarter of 2001 by approximately $307 million and $162 million, respectively, and excise taxes on products increased by approximately $114 million and $58 million, respectively. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS; legislation, including actual and potential excise tax increases; increasing marketing and regulatory restrictions; governmental regulation; privately imposed smoking restrictions; governmental and grand jury investigations; litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the Company's understanding of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing; and the effects of price increases related to excise tax increases and concluded tobacco litigation settlements on consumption rates and consumer preferences within price segments. The food industry continues to be subject to recalls if products become adulterated or misbranded; liability if product consumption causes injury; ingredient disclosure and labeling laws and regulations; and the possibility that consumers could lose confidence in the safety and quality of certain food products. Each of the Company's consumer products subsidiaries is subject to intense competition, changes in consumer preferences and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully; to anticipate and respond to new consumer trends; to develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels; to improve productivity; and to respond to changing prices for their raw materials. In addition, PMI, KFI and KFNA are subject to the effects of foreign economies and the related shifts in consumer preferences, currency movements and fluctuations in levels of customer inventories. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

          See Note 8. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Agreement between the Company and William H. Webb.

          10.2 Agreement among the Company, PM Inc. and Michael E. Szymanczyk.

          12 Statement regarding computation of ratios of earnings to fixed charges.

          99.1 Certain Pending Litigation Matters and Recent Developments.

          99.2 Trial Schedule for Certain Cases.

     (b) Reports on Form 8-K. The Registrant filed Current Reports on Form 8-K on May 30, 2002 and June 11, 2002, each of which covered Item 5 (Other Events), and related to an agreement with South African Breweries plc ("SAB") to merge Miller Brewing Company with a wholly-owned subsidiary of SAB.

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

          August 13, 2002