Form 10-Q
period 2002-09-30
PHILIP MORRIS COMPANIES INC
filed 2002-11-13
CIK 764180

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                        ------     ------

     At October 31, 2002, there were 2,068,629,270 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

                          PHILIP MORRIS COMPANIES INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
                September 30, 2002 and December 31, 2001                 3 - 4

          Condensed Consolidated Statements of Earnings for the
                Nine Months Ended September 30, 2002 and 2001              5
                Three Months Ended September 30, 2002 and 2001             6

          Condensed Consolidated Statements of Stockholders'
                Equity for the Year Ended December 31, 2001 and the
                Nine Months Ended September 30, 2002                       7

          Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2002 and 2001            8 - 9

          Notes to Condensed Consolidated Financial Statements          10 - 28

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     29 - 55

Item 4.   Controls and Procedures                                         56

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               57

Item 5.   Other Information                                               57

Item 6.   Exhibits and Reports on Form 8-K                                57

Signature                                                                 58

Certifications                                                          59 - 60

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  Philip Morris Companies Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                                                  September 30,     December 31,
                                                                                      2002              2001
                                                                                  ------------      -----------
     ASSETS
     Consumer products
        Cash and cash equivalents                                                   $   455           $   453

        Receivables (less allowances of
          $135 and $193)                                                              5,030             5,148

        Inventories:
          Leaf tobacco                                                                3,624             3,827
          Other raw materials                                                         2,077             1,909
          Finished product                                                            3,630             3,187
                                                                                    -------           -------
                                                                                      9,331             8,923
        Other current assets                                                          2,295             2,751
                                                                                    -------           -------
          Total current assets                                                       17,111            17,275

        Property, plant and equipment, at cost                                       24,050            25,625
          Less accumulated depreciation                                               9,487            10,488
                                                                                    -------           -------
                                                                                     14,563            15,137
        Goodwill and other intangible assets, net                                    37,568            37,548

        Other assets                                                                  7,992             6,144
                                                                                    -------           -------
          Total consumer products assets                                             77,234            76,104

     Financial services
        Finance assets, net                                                           8,590             8,691
        Other assets                                                                    161               173
                                                                                    -------           -------
          Total financial services assets                                             8,751             8,864
                                                                                    -------           -------
          TOTAL ASSETS                                                              $85,985           $84,968
                                                                                    =======           =======

           See notes to condensed consolidated financial statements.

                                  Continued

                  Philip Morris Companies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                                  September 30,     December 31,
                                                                                      2002              2001
                                                                                  ------------      -----------
     LIABILITIES
     Consumer products
        Short-term borrowings                                                       $   434           $   997
        Current portion of long-term debt                                               870             1,942
        Accounts payable                                                              2,739             3,600
        Accrued liabilities:
          Marketing                                                                   2,894             2,794
          Taxes, except income taxes                                                  1,748             1,654
          Employment costs                                                              980             1,192
          Settlement charges                                                          4,020             3,210
          Other                                                                       2,684             2,480
        Income taxes                                                                  1,936             1,021
        Dividends payable                                                             1,340             1,251
                                                                                    -------           -------
          Total current liabilities                                                  19,645            20,141

        Long-term debt                                                               16,274            17,159
        Deferred income taxes                                                         5,735             5,238
        Accrued postretirement health care costs                                      3,100             3,315
        Minority interest                                                             4,235             4,013
        Other liabilities                                                             7,767             7,796
                                                                                    -------           -------
          Total consumer products liabilities                                        56,756            57,662

     Financial services
        Short-term borrowings                                                                             512
        Long-term debt                                                                2,112             1,492
        Deferred income taxes                                                         5,417             5,246
        Other liabilities                                                               355               436
                                                                                    -------           -------
          Total financial services liabilities                                        7,884             7,686
                                                                                    -------           -------
          Total liabilities                                                          64,640            65,348

     Contingencies (Note 8)

     STOCKHOLDERS' EQUITY
        Common stock, par value $0.33 1/3 per share
          (2,805,961,317 shares issued)                                                 935               935
        Additional paid-in capital                                                    4,658             4,503
        Earnings reinvested in the business                                          42,796            37,269
        Accumulated other comprehensive losses (including
          currency translation of $3,087 and $3,238)                                 (3,276)           (3,373)
                                                                                    -------           -------
                                                                                     45,113            39,334
        Less cost of repurchased stock
          (726,258,871 and 653,458,100 shares)                                      (23,768)          (19,714)
                                                                                    -------           -------
          Total stockholders' equity                                                 21,345            19,620
                                                                                    -------           -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $85,985           $84,968
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

                                                                                      For the Nine Months Ended
                                                                                             September 30,
                                                                                      -------------------------

                                                                                        2002            2001
                                                                                      --------        --------
     Net revenues                                                                      $61,634        $60,997

     Cost of sales                                                                      24,707         25,430

     Excise taxes on products                                                           13,916         13,160
                                                                                       -------        -------
          Gross profit                                                                  23,011         22,407

     Marketing, administration and research costs                                        9,650          9,371

     Litigation related expense                                                                           500

     Amortization of intangibles                                                             5            758
                                                                                       -------        -------
          Operating income                                                              13,356         11,778

     Gain on Miller Brewing Company transaction                                         (2,653)

     Interest and other debt expense, net                                                  881          1,165
                                                                                       -------        -------
          Earnings before income taxes, minority interest and
              cumulative effect of accounting change                                    15,128         10,613

     Provision for income taxes                                                          5,370          4,018
                                                                                       -------        -------
          Earnings before minority interest and cumulative effect of
              accounting change                                                          9,758          6,595

     Minority interest in earnings and other, net                                          424            193
                                                                                       -------        -------
          Earnings before cumulative effect of accounting change                         9,334          6,402

     Cumulative effect of accounting change                                                                (6)
                                                                                       -------        -------
          Net earnings                                                                 $ 9,334        $ 6,396
                                                                                       =======        =======

     Per share data:

        Basic earnings per share before cumulative effect of
          accounting change                                                            $  4.39        $  2.92
        Cumulative effect of accounting change
                                                                                       -------        -------
        Basic earnings per share                                                       $  4.39        $  2.92
                                                                                       =======        =======
        Diluted earnings per share before cumulative effect of
          accounting change                                                            $  4.34        $  2.89
        Cumulative effect of accounting change                                                          (0.01)
                                                                                       -------        -------
        Diluted earnings per share                                                     $  4.34        $  2.88
                                                                                       =======        =======
        Dividends declared                                                             $  1.80        $  1.64
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

                                                                                      For the Three Months Ended
                                                                                             September 30,
                                                                                      --------------------------

                                                                                        2002            2001
                                                                                      --------        --------

     Net revenues                                                                      $19,996        $20,249

     Cost of sales                                                                       7,674          8,299

     Excise taxes on products                                                            4,758          4,350
                                                                                       -------        -------
          Gross profit                                                                   7,564          7,600

     Marketing, administration and research costs                                        3,005          3,141

     Amortization of intangibles                                                             1            252
                                                                                       -------        -------
          Operating income                                                               4,558          4,207

     Gain on Miller Brewing Company transaction                                         (2,653)

     Interest and other debt expense, net                                                  279            276
                                                                                       -------        -------
          Earnings before income taxes and minority interest                             6,932          3,931

     Provision for income taxes                                                          2,461          1,492
                                                                                       -------        -------
          Earnings before minority interest                                              4,471          2,439

     Minority interest in earnings and other, net                                          112            111
                                                                                       -------        -------
          Net earnings                                                                 $ 4,359        $ 2,328
                                                                                       =======        =======
     Per share data:

        Basic earnings per share                                                       $  2.07        $  1.07
                                                                                       =======        =======
        Diluted earnings per share                                                     $  2.06        $  1.06
                                                                                       =======        =======
        Dividends declared                                                             $  0.64        $  0.58
                                                                                       =======        =======


           See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                    for the Year Ended December 31, 2001 and
                    the Nine Months Ended September 30, 2002
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                               Accumulated Other
                                                                             Comprehensive Losses
                                                                         ----------------------------
                                                 Addi-      Earnings                                                 Total
                                                 tional     Reinvested   Currency                       Cost of      Stock-
                                         Common  Paid-in    in the       Translation                    Repurchased  holders'
                                         Stock   Capital    Business     Adjustments  Other   Total     Stock        Equity
                                         -----   ------     -------      -----------  -----   -------   --------     -------
Balances, January 1, 2001                $935    $   --     $33,481      $(2,864)      $(86)  $(2,950)  $(16,461)   $15,005

Comprehensive earnings:

 Net earnings                                                 8,560                                                   8,560
 Other comprehensive losses,
  net of income taxes:
   Currency translation adjustments                                         (753)                (753)                 (753)
   Additional minimum pension liability                                                 (89)      (89)                  (89)
   Change in fair value of derivatives
    accounted for as hedges                                                              33        33                    33
                                                                                                                    -------
 Total other comprehensive losses                                                                                      (809)
                                                                                                                    -------
Total comprehensive earnings                                                                                          7,751
                                                                                                                    -------
Exercise of stock options and
 issuance of other stock awards                       138        70                                          747        955
Cash dividends
 declared ($2.22 per share)                                  (4,842)                                                 (4,842)
Stock repurchased                                                                                         (4,000)    (4,000)
Sale of Kraft Foods Inc. common stock               4,365                    379          7       386                 4,751
                                         ----      ------   -------      -------      -----   -------   --------    -------

Balances, December 31, 2001               935       4,503    37,269       (3,238)      (135)   (3,373)   (19,714)    19,620

Comprehensive earnings:
 Net earnings                                                 9,334                                                   9,334
 Other comprehensive earnings,
  net of income taxes:
   Currency translation adjustments                                          151                  151                   151
   Additional minimum pension liability                                                  18        18                    18
   Change in fair value of derivatives
    accounted for as hedges                                                             (72)      (72)                  (72)
                                                                                                                    -------
 Total other comprehensive earnings                                                                                      97
                                                                                                                    -------
Total comprehensive earnings                                                                                          9,431
Exercise of stock options and                                                                                       -------
 issuance of other stock awards                       155        11                                          549        715
Cash dividends
 declared ($1.80 per share)                                  (3,818)                                                 (3,818)
Stock repurchased                                                                                         (4,603)    (4,603)
                                         ----      ------   -------      -------      -----   -------   --------    -------
Balances, September 30, 2002             $935      $4,658   $42,796      $(3,087)     $(189)  $(3,276)  $(23,768)   $21,345
                                         ====      ======   =======      =======      =====   =======   ========    =======


Total comprehensive earnings, which represent net earnings and the change in fair value of derivatives accounted for as hedges, partially offset by currency translation adjustments, were $4,348 million and $2,368 million, respectively, for the quarters ended September 30, 2002 and 2001, and $5,899 million for the first nine months of 2001.

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                              September 30,
                                                                                     -------------------------------
                                                                                        2002                 2001
                                                                                     ---------             ---------
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net earnings    - Consumer products                                               $ 9,180               $ 6,267
                     - Financial services                                                  154                   129
                                                                                       -------               -------

            Net earnings                                                                 9,334                 6,396

     Adjustments to reconcile net earnings to operating cash flows:

     Consumer products
        Cumulative effect of accounting change                                                                     6
        Depreciation and amortization                                                      976                 1,724
        Deferred income tax provision                                                    1,024                   229
        Minority interest in Kraft Foods Inc.                                              396                   110
        Loss on sale of a North American food factory and
          integration costs                                                                119                    66
        Escrow bond for domestic tobacco litigation                                                           (1,200)
        Separation programs and asset impairments                                          223
        Gain on Miller Brewing Company transaction                                      (2,653)
        Gains on sales of businesses                                                        (3)                   (8)
        Cash effects of changes, net of the effects
          from acquired and divested companies:
          Receivables, net                                                                (371)                 (441)
          Inventories                                                                     (262)                 (346)
          Accounts payable                                                                (725)               (1,068)
          Income taxes                                                                   1,091                 1,932
          Accrued liabilities and other current assets                                     821                   744
        Other                                                                             (357)                 (456)
     Financial services
        Deferred income tax provision                                                      171                   198
        Other                                                                              148                    (4)
                                                                                       -------               -------

            Net cash provided by operating activities                                    9,932                 7,882
                                                                                       -------               -------

     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Consumer products
        Capital expenditures                                                            (1,349)               (1,219)
        Purchases of businesses, net of acquired cash                                     (132)                 (364)
        Proceeds from sales of businesses                                                   86                     9
        Other                                                                               87                   145
     Financial services
        Investments in finance assets                                                     (443)                 (511)
        Proceeds from finance assets                                                       314                   216
                                                                                       -------               -------

            Net cash used in investing activities                                       (1,437)               (1,724)
                                                                                       -------               -------

            See notes to condensed consolidated financial statements.

                                   Continued

                  Philip Morris Companies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                                                        For the Nine Months Ended
                                                                                              September 30,
                                                                                     ----------------------------
                                                                                       2002                2001
                                                                                     --------            --------
     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     Consumer products
        Net repayment of short-term borrowings                                         $(3,442)           $(6,991)
        Long-term debt proceeds                                                          4,555                 68
        Long-term debt repaid                                                           (1,841)            (2,186)
     Financial services
        Net repayment of short-term borrowings                                            (512)              (624)
        Long-term debt proceeds                                                            440                557

     Repurchase of Philip Morris common stock                                           (4,545)            (2,952)
     Repurchase of Kraft Foods Inc. common stock                                           (77)
     Dividends paid on Philip Morris common stock                                       (3,729)            (3,504)
     Issuance of Philip Morris common stock                                                715                662
     Issuance of Kraft Foods Inc. common stock                                                              8,435
     Other                                                                                (161)              (131)
                                                                                       -------            -------

        Net cash used in financing activities                                           (8,597)            (6,666)
                                                                                       -------            -------

     Effect of exchange rate changes on cash and
        cash equivalents                                                                   104                 30
                                                                                       -------            -------

     Cash and cash equivalents:

        Increase (decrease)                                                                  2               (478)

        Balance at beginning of period                                                     453                937
                                                                                       -------            -------


        Balance at end of period                                                       $   455            $   459
                                                                                       =======            =======

            See notes to condensed consolidated financial statements.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1.  Company Name Change:
-----------------------------

In April 2002, the stockholders of Philip Morris Companies Inc. (the "Company") approved changing the Company's name from Philip Morris Companies Inc. to Altria Group, Inc. The Company's Board of Directors retains the discretion to effect the name change, and the Company currently anticipates doing so in the first quarter of 2003.

Note 2.  Accounting Policies:
-----------------------------

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

Note 3.  Recently Adopted Accounting Standards:
-----------------------------------------------

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings as of January 1, 2002. The Company estimates that net earnings and diluted earnings per share ("EPS") would have been as follows for 2001 had the provisions of the new standards been applied as of January 1, 2001:


                                                  Nine Months Ended        Three Months Ended
                                                  September 30, 2001       September 30, 2001
                                                  ------------------       ------------------
                                                     (in millions, except per share data)
     Net earnings, as previously reported               $6,396                  $2,328
     Adjustment for amortization of goodwill               752                     250
                                                        ------                  ------
     Net earnings, as adjusted                          $7,148                  $2,578
                                                        ======                  ======

     Diluted EPS, as previously reported                 $2.88                   $1.06
     Adjustment for amortization of goodwill              0.34                    0.11
                                                         -----                   -----
     Diluted EPS, as adjusted                            $3.22                   $1.17
                                                         =====                   =====

In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. The Company completed its review and did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of these new standards.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



At September 30, 2002, goodwill by segment was as follows (in millions):

International tobacco                    $   899
North American food                       20,655
International food                         4,193
                                         -------
     Total goodwill                      $25,747
                                         =======

Intangible assets as of September 30, 2002 were as follows:

                                          Gross
                                         Carrying     Accumulated
                                          Amount      Amortization
                                          ------      ------------
                                               (in millions)
Non-amortizable intangible assets        $11,793
Amortizable intangible assets                 55          $27
                                         -------          ---
     Total intangible assets             $11,848          $27
                                         =======          ===

Non-amortizable intangible assets substantially comprise brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. The pre-tax amortization expense for intangible assets during the nine months and quarter ended September 30, 2002 was $5 million and $1 million, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of September 30, 2002, amortization expense for each of the next five years is estimated to be $8 million or less.

The increase in goodwill and other intangible assets, net, at September 30, 2002 from December 31, 2001 of $20 million is due primarily to currency translation, partially offset by the impact of the Miller Brewing Company ("Miller") transaction discussed more fully in Note 5.

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

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $7.0 billion and $2.2 billion in the first nine months and the third quarter of 2001, respectively. In addition, the adoption reduced marketing, administration and research costs in the first nine months and the third quarter of 2001 by approximately $7.6 billion and $2.4 billion, respectively. Cost of sales increased in the first nine months and the third quarter of 2001 by approximately $467 million and $160 million, respectively, and excise taxes on products increased by approximately $171 million and $57 million, respectively. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

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

During the nine months and three months ended September 30, 2002 and 2001, ineffectiveness related to fair value hedges and cash flow hedges was not material. The Company is hedging forecasted transactions for periods not exceeding the next sixteen months. At September 30, 2002, the Company estimates derivative gains of $3 million, net of income taxes, reported in accumulated other comprehensive losses will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at September 30, 2002 and 2001, the Company recorded a loss of $127 million, net of income taxes of $68 million, and a loss of $26 million, net of income taxes of $14 million, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:


                                                             For the Nine Months Ended       For the Three Months Ended
                                                                   September 30,                    September 30,
                                                             -------------------------       --------------------------
                                                              2002               2001         2002                2001
                                                             ------             ------       ------              ------
                                                                   (in millions)                    (in millions)
Gain (loss) at beginning of period                            $  33               $  -         $(94)               $ (4)

Impact of SFAS No. 133 adoption                                                     15

Derivative losses (gains) transferred to earnings                71                (69)          (8)                (17)

Change in fair value                                           (143)                (4)          63                 (37)
                                                              -----               ----         ----                ----

Loss as of September 30                                       $ (39)              $(58)        $(39)               $(58)
                                                              =====               ====         ====                ====


Note 5.  Acquisitions and Divestitures:
---------------------------------------

On May 30, 2002, the Company announced an agreement with South African Breweries plc ("SAB") to merge Miller into SAB. The transaction closed on July 9, 2002, and SAB changed its name to SABMiller plc ("SABMiller"). At closing, the Company received 430 million shares of SABMiller valued at approximately $3.4 billion, based upon a share price of 5.12 British pounds per share, in exchange for Miller, which had $2.0 billion of existing debt. The shares in SABMiller owned by the Company resulted in an initial 36% economic interest in SABMiller and a 24.9% voting interest. The transaction resulted in a pre-tax gain of $2.7 billion or $1.7 billion after-tax. The gain was recorded in the third quarter of 2002. Beginning with the third quarter of 2002, the Company's ownership interest in SABMiller is being accounted for under the equity method. Accordingly, the Company's investment in SABMiller is included in the September 30, 2002 condensed consolidated balance sheet as other assets. In addition, the Company is recording its share of SABMiller's net earnings based on its economic ownership percentage in minority interest in earnings and other, net.

On October 31, 2002, Kraft Foods International, Inc. ("KFI") sold its Latin American yeast and industrial bakery ingredients business for approximately $110 million. The resulting gain will be recorded in the fourth quarter of 2002.

During the third quarter of 2002, KFI acquired a snacks company in Turkey and, during the first quarter of 2002, acquired a biscuits business in Australia. In addition, during the first half of 2002, Kraft Foods North

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


America, Inc. ("KFNA") sold several small North American food businesses, which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's condensed consolidated statements of earnings and no gain or loss was recognized on these sales. The aggregate pre-tax proceeds received from the sales of these businesses during the first nine months of 2002 were $86 million.

During 2001, Philip Morris International Inc. ("PMI") increased its interest in an Argentine tobacco company for an aggregate cost of $255 million. In addition, KFI purchased coffee businesses in Romania, Morocco and Bulgaria, and also acquired confectionery businesses in Russia and Poland.

The operating results of the tobacco and food businesses acquired and sold were not material to the consolidated operating results of the Company in any of the periods presented.

Note 6.  Earnings Per Share:
----------------------------

Basic and diluted EPS were calculated using the following:


                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                  -------------------------
                                                                   2002               2001
                                                                  ------             ------
                                                                        (in millions)
Earnings before cumulative effect of accounting change            $9,334             $6,402
Cumulative effect of accounting change                                                  (6)
                                                                  ------             ------
Net earnings                                                      $9,334             $6,396
                                                                  ======             ======

Weighted average shares for basic EPS                              2,128              2,189

Plus incremental shares from assumed conversions:
   Restricted stock and stock rights                                   2                  7
   Stock options                                                      20                 22
                                                                  ------             ------

Weighted average shares for diluted EPS                            2,150              2,218
                                                                  ======             ======


                                                                 For the Three Months Ended
                                                                        September 30,
                                                                 --------------------------
                                                                   2002               2001
                                                                  ------             ------
                                                                        (in millions)
Net earnings                                                      $4,359             $2,328
                                                                  ======             ======

Weighted average shares for basic EPS                              2,104              2,175

Plus incremental shares from assumed conversions:
   Restricted stock and stock rights                                   1                  7
   Stock options                                                      14                 20
                                                                  ------             ------

Weighted average shares for diluted EPS                            2,119              2,202
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

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




Note 7.  Segment Reporting:
---------------------------

The products of the Company's subsidiaries include cigarettes, food (consisting principally of a wide variety of snacks, beverages, cheese, grocery products and convenient meals) and beer (prior to the merger of Miller into SAB). Another subsidiary of the Company, Philip Morris Capital Corporation, is primarily engaged in leasing activities. The products and services of these subsidiaries constitute the Company's reportable segments of domestic tobacco, international tobacco, North American food, international food, beer and financial services.

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

Segment data were as follows:

                                                                          For the Nine Months Ended
                                                                               September 30,
                                                                        -----------------------------
                                                                         2002                  2001
                                                                        -------               -------
                                                                               (in millions)
Net revenues:
   Domestic tobacco                                                     $14,921               $14,826
   International tobacco                                                 21,817                20,463
   North American food                                                   16,087                15,813
   International food                                                     5,789                 5,875
   Beer                                                                   2,641                 3,699
   Financial services                                                       379                   321
                                                                        -------               -------
       Total net revenues                                               $61,634               $60,997
                                                                        =======               =======

Operating companies income:
   Domestic tobacco                                                     $ 4,222               $ 3,662
   International tobacco                                                  4,489                 4,346
   North American food                                                    3,770                 3,679
   International food                                                       851                   814
   Beer                                                                     276                   404
   Financial services                                                       257                   215
                                                                        -------               -------
       Total operating companies income                                  13,865                13,120
   Amortization of intangibles                                               (5)                 (758)
   General corporate expenses                                              (504)                 (584)
                                                                        -------               -------
       Total operating income                                            13,356                11,778
   Gain on Miller transaction                                             2,653
   Interest and other debt expense, net                                    (881)               (1,165)
                                                                        -------               -------
       Total earnings before income taxes, minority interest
         and cumulative effect of accounting change                     $15,128               $10,613
                                                                        =======               =======

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                                                                         For the Threee Months Ended
                                                                                September 30,
                                                                        -----------------------------
                                                                         2002                  2001
                                                                        -------               -------
                                                                               (in millions)
Net revenues:
   Domestic tobacco                                                     $ 5,022               $ 5,144
   International tobacco                                                  7,644                 6,742
   North American food                                                    5,225                 5,151
   International food                                                     1,991                 1,867
   Beer                                                                                         1,235
   Financial services                                                       114                   110
                                                                        -------               -------
       Total net revenues                                               $19,996               $20,249
                                                                        =======               =======

Operating companies income:
   Domestic tobacco                                                     $ 1,518               $ 1,577
   International tobacco                                                  1,522                 1,440
   North American food                                                    1,303                 1,183
   International food                                                       300                   277
   Beer                                                                                           112
   Financial services                                                        82                    75
                                                                        -------               -------
       Total operating companies income                                   4,725                 4,664
   Amortization of intangibles                                               (1)                 (252)
   General corporate expenses                                              (166)                 (205)
                                                                        -------               -------
       Total operating income                                             4,558                 4,207
   Gain on Miller transaction                                             2,653
   Interest and other debt expense, net                                    (279)                 (276)
                                                                        -------               -------
       Total earnings before income taxes and minority interest         $ 6,932               $ 3,931
                                                                        =======               =======

On May 30, 2002, the Company announced an agreement with SAB to merge Miller into SAB. The transaction closed on July 9, 2002, and SAB changed its name to SABMiller. At closing, the Company received 430 million shares of SABMiller valued at approximately $3.4 billion, based upon a share price of 5.12 British pounds per share, in exchange for Miller, which had $2.0 billion of existing debt. The shares in SABMiller owned by the Company resulted in an initial 36% economic interest in SABMiller and a 24.9% voting interest. The transaction resulted in a pre-tax gain of $2.7 billion or $1.7 billion after-tax. The gain was recorded in the third quarter of 2002. Beginning with the third quarter of 2002, the Company's ownership interest in SABMiller is being accounted for under the equity method. Accordingly, the Company's investment in SABMiller is included in the September 30, 2002 condensed consolidated balance sheet as other assets. In addition, the Company is recording its share of SABMiller's net earnings based on its economic ownership percentage in minority interest in earnings and other, net.

During 2002, operating companies income for the North American food and international food segments included pre-tax charges related to the consolidation of production lines, the closing of a facility and other consolidation programs. Pre-tax charges of $102 million and $17 million were recorded in marketing, administration and research costs of the North American food and international food segment, respectively, for the nine months ended September 30, 2002. The 2002 integration-related charges of $119 million included $21 million relating to severance, $82 million relating to asset write-offs and $16 million relating to other cash exit costs. Cash payments relating to these charges will approximate $37 million, of which $4 million has been paid through September 30, 2002. The majority of the remaining payments are expected to be made throughout the remainder of 2002 and 2003.

During the third quarter of 2002, PMI announced a separation program in the United Kingdom and approximately 90 employees were terminated. As a result, pre-tax charges of $27 million, including an asset impairment charge of $8 million and severance of $11 million, were recorded in the third quarter of 2002 in marketing, administration and research costs of the international tobacco segment.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

During the second quarter of 2002, PMI announced a separation program in Germany and approximately 160 employees accepted the benefits offered by this program. As a result, pre-tax charges of $6 million and $25 million, which include enhanced severance, pension and postretirement benefits, were recorded in the third quarter of 2002 and the second quarter of 2002, respectively, in marketing, administration and research costs of the international tobacco segment.

During 2001, voluntary early retirement programs were announced for certain eligible salaried employees in the food and beer businesses. During the first quarter of 2002, approximately 800 employees accepted the benefits offered by these programs and elected to retire or terminate employment. Pre-tax charges of $135 million, $7 million and $23 million were recorded in marketing, administration and research costs of the North American food, international food and beer segments, respectively, in the first quarter of 2002 for these voluntary retirement programs and a beer asset impairment.

As discussed in Note 8. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, a $500 million pre-tax charge was recorded by the domestic tobacco business during the first quarter of 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the September 30, 2002 and December 31, 2001 condensed consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM Inc. quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

During the third quarter of 2001, KFNA incurred pre-tax integration costs of $37 million related to consolidation programs. In addition, during the first quarter of 2001, KFNA sold a North American food factory, which resulted in a pre-tax loss of $29 million.

During the third quarter of 2001, Miller entered into an agreement with Pabst Brewing Co. modifying the terms of an existing contract brewing agreement. This modification resulted in a pre-tax charge of $19 million in the Company's beer segment.

Note 8.  Contingencies:
-----------------------

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against the Company, its subsidiaries and affiliates, including PM Inc. and the Company's international tobacco subsidiary, Philip Morris International Inc. ("PMI"), as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

                     Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms "Lights" and "Ultra Lights" constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery and certain other actions pending as of November 1, 2002, and discusses certain developments in such cases since August 12, 2002.

As of November 1, 2002 there were approximately 1,500 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM Inc. and, in some instances, the Company, compared with approximately 1,500 such cases on November 1, 2001, and on November 1, 2000. In certain jurisdictions, individual smoking and health cases have been aggregated for trial in a single proceeding; the largest such proceeding aggregates 1,250 cases in West Virginia and is currently scheduled for trial in June 2003. An estimated 14 of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke ("ETS"). In addition, approximately 2,800 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

As of November 1, 2002, there were an estimated 25 smoking and health putative class actions pending in the United States against PM Inc. and, in some cases, the Company (including two that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 28 such cases on November 1, 2001, and approximately 37 such cases on November 1, 2000.

As of November 1, 2002, there were an estimated 43 health care cost recovery actions, including the suit discussed below under "Federal Government's Lawsuit," filed by the United States government, pending in the United States against PM Inc. and, in some instances, the Company, compared with approximately 48 such cases pending on November 1, 2001, and 55 such cases on November 1, 2000. In addition, health care cost recovery actions are pending in Israel, the Province of British Columbia, Canada, France and Spain.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 83 smoking and health cases brought on behalf of individuals (Argentina (43), Australia (1), Brazil (26), Czech Republic (1), Ireland (1), Israel (2), Italy (4), Japan (1), the Philippines (1), Scotland (1), and Spain
(2)), compared with approximately 71 such cases on November 1, 2001, and 68 such cases on November 1, 2000. In addition, as of November 1, 2002, there were nine smoking and health putative class actions pending outside the United States (Brazil (1), Canada (4), and Spain (4)), compared with 12 such cases on November 1, 2001 and eight such cases on November 1, 2000.

Pending and Upcoming Trials

Jury selection has been completed and opening arguments have been stayed pending the resolution of certain appeals in a smoking and health class action in Louisiana in which PM Inc. is a defendant and in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs. Trial is underway in an individual smoking and health case in California in which PM Inc. is a defendant. In addition,

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



trial is scheduled to begin in December in an individual smoking and health case in California in which PM Inc. is a defendant.

As set forth in Exhibit 99.2 hereto, additional cases against PM Inc. and, in some instances, the Company, are scheduled for trial through the end of 2003. They include a class action in New York in which plaintiffs seek punitive damages for a class of persons residing in the United States who smoke or smoked cigarettes and have been diagnosed with an enumerated disease during the class period, a class action in California in which plaintiffs seek restitution under the California Business and Professions Code for the costs of cigarettes purchased by class members during the class period, a case in West Virginia that aggregates 1,250 individual smoking and health cases, two Lights/Ultra Lights class actions in Illinois and Ohio and a class action in Kansas in which plaintiffs allege that defendants, including PM Inc., conspired to fix cigarette prices in violation of antitrust laws. In addition, an estimated 22 individual smoking and health cases and 8 additional cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by ETS are scheduled for trial through the end of 2003. Four of the trials in the individual smoking and health cases are scheduled to begin in January 2003. Trial is scheduled to begin in one of the cases brought by flight attendants in January 2003. Cases against other tobacco companies are also scheduled for trial through the end of 2003. Trial dates, however, are subject to change.

Recent Trial Results

Since January 1999, jury verdicts have been returned in 24 smoking and health and health care cost recovery cases in which PM Inc. was a defendant. Verdicts in favor of PM Inc. and other defendants were returned in 14 of the 24 cases. These 14 cases were tried in Rhode Island, West Virginia, Ohio (2), New Jersey, Florida (4), New York (2), Mississippi and Tennessee (2). Plaintiffs' appeals or post-trial motions challenging the verdicts are pending in West Virginia, Ohio and Florida. In May 2002, a mistrial was declared in a case brought by a flight attendant claiming personal injuries allegedly caused by ETS, and the case was subsequently dismissed. In addition, in 2001, a mistrial was declared in New York in an asbestos contribution case, and plaintiffs subsequently voluntarily dismissed the case. The chart below lists the verdicts and post-trial developments in the ten cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

               Location        Type of                                                  Post-Trial
Date           of Court        Case             Verdict                                 Developments
----           --------        ----             -------                                 ------------
October        California      Individual       $850,000 in compensatory damages        PM Inc. has filed post-trial
2002                           Smoking &        and $28 billion in punitive damages     motions challenging the
                               Health           against PM Inc.                         verdict.

June           Florida         Flight           $5.5 million in compensatory            In September 2002, the court
2002                           Attendant        damages against all defendants,         reduced the damages award to
                               ETS              including PM Inc.                       $500,000; plaintiff and
                               Litigation                                               defendants have appealed.

June           Florida         Individual       $37.5 million in compensatory           Defendants have filed
2002                           Smoking and      damages against all defendants,         post-trial motions
                               Health           including PM Inc.                       challenging the verdict.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




               Location        Type of                                                  Post-Trial
Date           of Court        Case             Verdict                                 Developments
----           --------        ----             -------                                 ------------
March           Oregon         Individual       $168,500 in compensatory damages        In May 2002, the trial court
2002                           Smoking and      and $150 million in punitive            reduced the punitive damages
                               Health           damages against PM Inc.                 award to $100 million, and
                                                                                        in July 2002, the trial
                                                                                        court denied PM Inc.'s
                                                                                        post-trial motions
                                                                                        challenging the verdict. PM
                                                                                        Inc. has appealed.

June           California      Individual       $5.5 million in compensatory            In August 2001, the trial
2001                           Smoking and      damages, and $3 billion in punitive     court reduced the punitive
                               Health           damages against PM Inc.                 damages award to $100
                                                                                        million; PM Inc. has
                                                                                        appealed.

June            New York       Health Care      $17.8 million in compensatory           In February 2002, the trial
2001                           Cost Recovery    damages against all defendants,         court awarded plaintiffs $38
                                                including $6.8 million against PM       million in attorneys' fees.
                                                Inc.                                    Defendants have appealed.

July           Florida         Smoking and      $145 billion in punitive damages        See "Engle Class Action,"
2000                           Health Class     against all defendants, including       below.
                               Action           $74 billion against PM Inc.

March          California      Individual       $1.72 million in compensatory           Defendants have appealed.
2000                           Smoking and      damages against PM Inc. and another
                               Health           defendant, and $10 million in
                                                punitive damages against PM Inc.
                                                and $10 million in punitive damages
                                                against the other defendant.

March          Oregon          Individual       $800,000 in compensatory damages,       The trial court reduced the
1999                           Smoking and      $21,500 in medical expenses and         punitive damages award to
                               Health           $79.5 million in punitive damages       $32 million, and PM Inc.
                                                against PM Inc.                         appealed. In June 2002, the
                                                                                        Oregon Court of Appeals reinstated
                                                                                        the $79.5 million punitive damages
                                                                                        award; PM Inc. has appealed to the
                                                                                        Oregon Supreme Court.

                  Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




               Location        Type of                                                  Post-Trial
Date           of Court        Case             Verdict                                 Developments
----           --------        ----             -------                                 ------------
February       California      Individual       $1.5 million in compensatory            The trial court reduced the punitive
1999                           Smoking and      damages and $50 million in punitive     damages award to $25 million and PM
                               Health           damages against PM Inc.                 Inc. appealed. In November 2001, a
                                                                                        California District Court of Appeals
                                                                                        affirmed the trial court's ruling, and
                                                                                        PM Inc. appealed to the California
                                                                                        Supreme Court. In October 2002, the
                                                                                        California Supreme Court vacated the
                                                                                        decision of the District Court of
                                                                                        Appeals and remanded the case back to
                                                                                        the District Court of Appeals for
                                                                                        further consideration.

In addition, since January 1999, jury verdicts have been returned in 13 tobacco-related cases in which neither the Company nor any of its subsidiaries were defendants. Verdicts in favor of defendants were returned in eight of the 13 cases in cases tried in Connecticut, Texas, South Carolina, Mississippi, Louisiana, Missouri and Tennessee (2). Plaintiffs' appeal is pending in Mississippi. Verdicts in favor of plaintiffs were returned in 5 of the 13 cases in cases tried in Australia, Kansas, Florida (2) and Puerto Rico. Defendants' appeals or post-trial motions are pending. In October 2002, the court granted defendants' motion for a new trial in the case in Puerto Rico. In addition, in a case in France the trial court found in favor of plaintiff; however, the appellate court reversed the trial court's ruling and dismissed plaintiff's claim.

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

PM Inc. and the Company remain of the view that the Engle case should not have been certified as a class action. The certification is inconsistent with the overwhelming majority of federal and state court decisions that have held that mass smoking and health claims are inappropriate for class treatment. PM Inc. has filed an appeal challenging the class certification and the compensatory and punitive damages awards, as well as numerous other reversible errors that it believes occurred during the trial to date. The appellate court heard oral argument on defendants' appeals on November 6, 2002.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


                          Smoking and Health Litigation

Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state RICO statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act. In May 1996, the United States Court of Appeals for the Fifth Circuit held in the Castano case that a class consisting of all "addicted" smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise "addiction" claims and, in many cases, claims of physical injury as well. As of November 1, 2002, smoking and health putative class actions were pending in Alabama, Florida, Illinois, Louisiana, Missouri, Nevada, New Jersey, Oregon, Utah, West Virginia and the District of Columbia, as well as in Brazil, Canada, Israel and Spain. Class certification has been denied or reversed by courts in 29 smoking and health class actions involving PM Inc. in Arkansas, the District of Columbia, Illinois (2), Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (4), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin, while classes remain certified in the Engle case in Florida (discussed above) and a case in Louisiana in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs for class members. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class. In November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM Inc., and plaintiffs have appealed. Exhibit 99.1 hereto lists the smoking and health class actions pending as of November 1, 2002, and discusses certain developments in such cases since August 12, 2002.

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

As of November 1, 2002, there were an estimated 43 health care cost recovery cases pending in the United States against PM Inc., and in some instances, the Company, including the case filed by the United States government, which is discussed below under "Federal Government's Lawsuit." Exhibit 99.1 hereto lists the health care cost recovery cases pending as of November 1, 2002, and discusses certain developments in such cases since August 12, 2002.

The cases brought in the United States include actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Canada, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 11 Brazilian states and 11 Brazilian cities. The actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 10 Brazilian states and 11 Brazilian cities were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. The district court dismissed the cases brought by Guatemala, Nicaragua, Ukraine and the Province of Ontario, and the dismissals are now final. The district court has remanded to state courts the remaining cases, except for the cases brought by Bolivia and Panama. Subsequent to remand, the Ecuador case was voluntarily dismissed. In November 2001, the cases brought by Venezuela and the Brazilian state of Espirito Santo were dismissed by the state court, and Venezuela appealed. In September 2002, the appellate court affirmed the dismissal of the case brought by Venezuela, and Venezuela has petitioned the state supreme court for further review. In addition to cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands (dismissed), the Province of British Columbia, Canada, France and Spain, and other entities have stated that they are considering filing such actions.

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

Federal Government's Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers and others, including PM Inc. and the Company, asserting claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer ("MSP") provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of what it alleges to be equitable and declaratory relief, including

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. PM Inc. and the Company moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government's MCRA and MSP claims, but permitted discovery to proceed on the government's claims for relief under RICO. In October 2000, the government moved for reconsideration of the trial court's order to the extent that it dismissed the MCRA claims for health care costs paid pursuant to government health benefit programs other than Medicare and the Federal Employees Health Benefits Act. In February 2001, the government filed an amended complaint attempting to replead the MSP claims. In July 2001, the court denied the government's motion for reconsideration of the dismissal of the MCRA claims and dismissed the government's amended MSP claims. Trial of the case is currently scheduled for September 2004.

                    Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: As of November 1, 2002, there were 11 putative class actions pending against PM Inc. and, in some instances, the Company in California, Florida, Illinois, Massachusetts, Minnesota, Missouri, New Hampshire, Ohio (2), Tennessee and West Virginia on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these cases allege, among other things, that the use of the terms "Lights" and/or "Ultra Lights" constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution. Classes have been certified in Illinois, Massachusetts and Florida. Trial in the Illinois case is scheduled for January 2003. Trial in one of the Ohio cases is scheduled for August 2003.

Cigarette Contraband Cases: As of November 1, 2002, the European Community and ten member states, various Departments of Colombia, Ecuador, Belize and Honduras had filed suits in the United States against the Company and certain of its subsidiaries, including PM Inc. and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive relief. In February 2002, the courts granted defendants' motions to dismiss all of the actions. In the Colombia and European Community actions, however, the RICO and fraud claims predicated on allegations of money laundering claims were dismissed without prejudice. Plaintiffs in each of the cases have appealed. In October 2001, the United States Court of Appeals for the Second Circuit affirmed the dismissal of a cigarette contraband case filed against another cigarette manufacturer. Plaintiff in that case petitioned the United States Supreme Court for further review, and in October 2002, the Supreme Court denied plaintiff's petition.

Asbestos Contribution Cases: As of November 1, 2002, an estimated eight suits were pending on behalf of former asbestos manufacturers and affiliated entities against domestic tobacco manufacturers, including PM Inc. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages.

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

Tobacco Price Cases: As of November 1, 2002, there were 39 putative class actions pending against PM Inc. and other domestic tobacco manufacturers, as well as, in certain instances, the Company and PMI, alleging that defendants conspired to fix cigarette prices in violation of antitrust laws. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products, and the remaining 32 were filed in 14 states and the District of Columbia by retail purchasers of tobacco products. In November 2001, plaintiffs' motion for class certification was granted in a case pending in state court in Kansas, and trial in this case is scheduled for September 2003. In November 2001, plaintiffs' motion for class certification was denied in a case pending in state court in Minnesota. In June 2002, plaintiffs' motion for class certification was denied in a case pending in the State of Michigan. Plaintiffs' motion for reconsideration of this ruling was denied. Defendants' motions for summary judgment are pending. In May 2002, the Arizona Court of Appeals reversed the trial court's decision to dismiss an action, and defendants have appealed. The seven federal class actions have been consolidated in the United States District Court for the Northern District of Georgia. In July 2002, the court granted defendants' motion for summary judgment dismissing the case in its entirety, and plaintiffs have appealed. The cases are listed in Exhibit 99.1.

Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits were filed in California courts alleging that domestic cigarette manufacturers, including PM Inc. and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs' claims that defendants violated sections 17200 and/or 17500 of California Business and Professions Code pursuant to which plaintiffs allege that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants' motions for summary judgment as to all claims in one of the cases; in November 2002, the court confirmed its earlier rulings granting defendants' motions for summary judgment. Trial in the other case is scheduled for April 2003.

Tobacco Growers' Case: In February 2000, a suit was filed on behalf of a purported class of tobacco growers and quota-holders, and amended complaints were filed in May 2000 and in August 2000. The second amended complaint alleges that defendants, including PM Inc., violated antitrust laws by bid-rigging and allocating purchases at tobacco auctions and by conspiring to undermine the tobacco quota and price-support program administered by the federal government. In October 2000, defendants filed motions to dismiss the amended complaint and to transfer the case, and plaintiffs filed a motion for class certification. In November 2000, the court granted defendants' motion to transfer the case to the United States District Court for the Middle District of North Carolina. In December 2000, plaintiffs served a motion for leave to file a third amended complaint to add tobacco leaf buyers as defendants. This motion was granted, and the additional parties were served in February 2001. In March 2001, the leaf buyer defendants filed a motion to dismiss the case. In July 2001, the court denied the manufacturer and leaf buyer defendants' motions to dismiss the case, and in April 2002 granted plaintiffs' motion for class certification. Defendants' petition for interlocutory review of the class certification order was denied in June 2002. Trial is scheduled for April 2004.

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Consolidated Putative Punitive Damages Cases: In September 2000, a putative class action was filed in the federal district court in the Eastern District of New York that purported to consolidate punitive damages claims in ten tobacco-related actions then pending in federal district courts New York and Pennsylvania. In July 2002, plaintiffs filed an amended consolidated class action complaint and a motion for class certification. The complaint sought certification of a punitive damages class of persons residing in the United States who smoke or smoked defendants' cigarettes, and who have been diagnosed by a physician with an enumerated disease from April 1993 through the date notice of the certification of this class is disseminated. The following persons are excluded from the class: (1) those who have obtained judgments or settlements against any defendants; (2) those against whom any defendant has obtained judgment; (3) persons who are part of the certified Engle class; (4) persons who should have reasonably realized that they had an enumerated disease prior to April 9, 1993; and (5) those whose diagnosis or reasonable basis for knowledge predates their use of tobacco. In September 2002, the court granted plaintiffs' motion for class certification, and defendants have petitioned the United States Court of Appeals for the Second Circuit for review of the trial court's ruling. Trial is scheduled for January 2003.

                              Certain Other Actions

National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that Kraft and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and unspecified treble damages. Plaintiffs voluntarily dismissed two of the actions after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted Kraft's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling dismissing the cases. In April 2002, the Wisconsin Supreme Court affirmed the intermediate appellate court's ruling, and plaintiffs have petitioned the United States Supreme Court for further review. In April 2002, Kraft's motion for summary judgment dismissing the case was granted in a case pending in the United States District Court for the Central District of California. In June 2002, the parties settled this dispute on an individual (non-class) basis, and plaintiffs dismissed their appeal. A case in Illinois state court has been settled and dismissed.

Italian Tax Matters: One hundred ninety-four tax assessments alleging the nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1996 and income taxes for the years 1987 to 1996) have been served upon certain affiliates of the Company. The aggregate amount of alleged unpaid taxes assessed to date is the euro equivalent of $2.3 billion. In addition, the euro equivalent of $3.5 billion in interest and penalties has been assessed. The Company anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 188 of the assessments, and the tax authorities have appealed to the regional appellate court in Milan. To date, the regional appellate court has rejected 81 of the appeals filed by the tax authorities. The tax authorities have appealed 45 of the 81 decisions of the regional appellate court to the Italian Supreme Court, and a hearing on these cases was held in December 2001. Six of the 81 decisions were not appealed and are now final. In March, May and July 2002, the Italian Supreme Court issued its decisions in 43 of the 45 appeals. The Italian Supreme Court rejected 12 of the 45 appeals and these 12 cases are now final. The Italian Supreme Court vacated the decisions of the regional appellate court in 31 of the cases and remanded these cases back to the regional appellate court for further hearings on the merits. Two decisions have not been issued. In a separate proceeding in October 1997, a Naples court dismissed charges of criminal association against certain present and former officers and directors of affiliates of the Company, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. In March 2002, after the Milan prosecutor's investigation into the matter, these present and former officers and directors received notices that an initial hearing would take place in June 2002 at which time the "preliminary judge" hearing the case would evaluate whether the Milan prosecutor's charges should be sent to a criminal judge for a

                 Philip Morris Companies Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


full trial. At the June 2002 hearing, the "preliminary judge" ruled that there was no legal basis for the prosecutor's charges and acquitted all of the defendants; the prosecutor has appealed. The Company, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

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

Note 9.  Recently Issued Accounting Pronouncements:
---------------------------------------------------

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results
------------------------------



For the Nine Months Ended September 30,

                                                                    Net Revenues
                                                          -----------------------------
                                                                 (in millions)
                                                           2002                  2001
                                                          -------               -------

Domestic tobacco                                          $14,921               $14,826
International tobacco                                      21,817                20,463
North American food                                        16,087                15,813
International food                                          5,789                 5,875
Beer                                                        2,641                 3,699
Financial services                                            379                   321
                                                          -------               -------
   Net revenues                                           $61,634               $60,997
                                                          =======               =======

                                                                 Operating Income
                                                          -----------------------------
                                                                  (in millions)
                                                           2002                  2001
                                                          -------               -------
Domestic tobacco                                          $ 4,222               $ 3,662
International tobacco                                       4,489                 4,346
North American food                                         3,770                 3,679
International food                                            851                   814
Beer                                                          276                   404
Financial services                                            257                   215
                                                          -------               -------
   Operating companies income                              13,865                13,120
Amortization of intangibles                                    (5)                 (758)
General corporate expenses                                   (504)                 (584)
                                                          -------               -------
   Operating income                                       $13,356               $11,778
                                                          =======               =======



For the Three Months Ended September 30,

                                                                   Net Revenues
                                                          -----------------------------
                                                                   (in millions)
                                                           2002                  2001
                                                          -------               -------

Domestic tobacco                                          $ 5,022               $ 5,144
International tobacco                                       7,644                 6,742
North American food                                         5,225                 5,151
International food                                          1,991                 1,867
Beer                                                                              1,235
Financial services                                            114                   110
                                                          -------               -------
   Net revenues                                           $19,996               $20,249
                                                          =======               =======



For the Three Months Ended September 30,

                                                                      Operating Income
                                                                ----------------------------
                                                                       (in millions)
                                                                 2002                  2001
                                                                ------                ------
Domestic tobacco                                                $1,518                $1,577
International tobacco                                            1,522                 1,440
North American food                                              1,303                 1,183
International food                                                 300                   277
Beer                                                                                     112
Financial services                                                  82                    75
                                                                ------                ------
   Operating companies income                                    4,725                 4,664
Amortization of intangibles                                         (1)                 (252)
General corporate expenses                                        (166)                 (205)
                                                                ------                ------
   Operating income                                             $4,558                $4,207
                                                                ======                ======


Several events occurred during the first nine months of 2002 and 2001 that affected the comparability of statement of earnings amounts. In order to isolate the impact of these events and discuss underlying business trends, comparisons will be given both including and excluding these events, which were as follows:

o Miller Transaction - On May 30, 2002, the Company announced an agreement with South African Breweries plc ("SAB") to merge Miller Brewing Company ("Miller") into SAB. The transaction closed on July 9, 2002, and SAB changed its name to SABMiller plc ("SABMiller"). At closing, the Company received 430 million shares of SABMiller valued at approximately $3.4 billion, based upon a share price of 5.12 British pounds per share, in exchange for Miller, which had $2.0 billion of existing debt. The shares in SABMiller owned by the Company resulted in an initial 36% economic interest in SABMiller and a 24.9% voting interest. The transaction resulted in a pre-tax gain of $2.7 billion or $1.7 billion after-tax. The gain was recorded in the third quarter of 2002. Beginning with the third quarter of 2002, the Company's ownership interest in SABMiller is being accounted for under the equity method. Accordingly, the Company's investment in SABMiller is included in the September 30, 2002 condensed consolidated balance sheet as other assets. In addition, the Company is recording its share of SABMiller's net earnings based on its economic ownership percentage in minority interest in earnings and other, net.

o Sale of Food Factory and Integration Costs - The integration of Nabisco into the operations of Kraft Foods Inc. ("Kraft") resulted in the closure or reconfiguration of several existing Kraft facilities. The aggregate charges to the consolidated statement of earnings to close or reconfigure facilities and integrate Nabisco were originally estimated to be in the range of $200 million to $300 million. Kraft Foods North America, Inc. ("KFNA") incurred pre-tax integration costs of $75 million during the second quarter of 2002, $27 million during the first quarter of 2002, $37 million during the third quarter of 2001 and $16 million during the fourth quarter of 2001. Kraft Foods International, Inc. ("KFI") incurred pre-tax integration costs of $17 million during the second quarter of 2002. As of September 30, 2002, the aggregate pre-tax charges to the consolidated statement of earnings to close or reconfigure Kraft facilities and integrate Nabisco, including Kraft's voluntary early retirement programs discussed below ($142 million), were $314 million, slightly above the original estimate. The 2002 integration-related charges of $119 million included $21 million relating to severance, $82 million relating to asset write-offs and $16 million relating to other cash exit costs. Cash payments relating to these charges will approximate $37 million of which $4 million has been paid through September 30, 2002. The majority of the remaining payments are expected to be made throughout the remainder of 2002 and 2003. In addition, during the first quarter of 2001 KFNA recorded a pre-tax loss of $29 million on the sale of a North American food factory. These pre-tax charges were included in marketing, administration and research costs of the North American food and international food segments in their respective periods.

o Separation Programs and Asset Impairments - During the third quarter of 2002, a separation program in the international tobacco business in the United Kingdom was announced and approximately 90 employees were terminated. As a result, in the third quarter of 2002, pre-tax charges of $27 million, including an asset impairment charge of $8 million and severance of $11 million, were recorded in marketing, administration and research costs of the international tobacco segment. In the second quarter of 2002, the international tobacco business in Germany announced a separation program and approximately 160 employees accepted the benefits offered by this program. As a result, pre-tax charges of $6 million and $25 million, which include enhanced severance, pension and post-retirement benefits, were recorded in marketing, administration and research costs of the international tobacco segment in the third and second quarters of 2002, respectively. In the fourth quarter of 2001, voluntary early retirement programs were offered to certain eligible salaried employees in the food and beer businesses. During the first quarter of 2002, approximately 800 employees accepted the benefits offered by these programs and elected to retire or terminate employment. Pre-tax charges of $135 million, $7 million and $23 million were recorded in marketing, administration and research costs of the North American food, international food and beer segments, respectively, in the first quarter of 2002 for these voluntary retirement programs and a beer asset impairment.

o Contract Brewing Charge - During the third quarter of 2001, Miller entered into an agreement with Pabst Brewing Co. modifying the terms of an existing contract brewing arrangement. This modification resulted in a pre-tax charge of $19 million in the Company's beer segment.

o Amortization of Intangibles - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings as of January 1, 2002. The Company estimates that net earnings would have been approximately $7.1 billion and $2.6 billion in the first nine months and third quarter of 2001, respectively, and diluted earnings per share ("EPS") would have been $3.22 and $1.17, respectively, had the provisions of the new standards been applied as of January 1, 2001.

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

o Litigation Related Expense - As discussed in Note 8. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among Philip Morris Incorporated ("PM Inc."), certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, a $500 million pre-tax charge was recorded by the domestic tobacco business during the first quarter of 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the September 30, 2002 and December 31, 2001 condensed consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM Inc. quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

o Kraft IPO - On June 13, 2001, Kraft completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. The Company used the IPO proceeds, net of underwriting discount and expenses, of $8.4 billion to retire a portion of the debt incurred to finance the acquisition of Nabisco. After the completion of the IPO, the Company owned approximately 83.9% of the outstanding shares of Kraft's capital stock through the Company's ownership of 49.5% of Kraft's Class A common stock and 100% of Kraft's Class B common stock. Kraft's Class A common stock has one vote per share while Kraft's Class B common stock has ten votes per share. As of September 30, 2002, the Company owns approximately 84.0% of the outstanding shares of Kraft's capital stock and holds approximately 98% of the combined voting power of Kraft's outstanding common stock. Following the IPO, the Company's sources of funds from Kraft are from the repayment of debt and payment of dividends. The Company received dividends of $567 million from Kraft during the first nine months of 2002.

Results of Operations for the Nine Months Ended September 30, 2002

Net revenues for the first nine months of 2002 increased $637 million (1.0%) over 2001, due primarily to higher tobacco net revenues, partially offset by the impact of the Miller transaction whereby beer net revenues were no longer recorded beginning in the third quarter of 2002. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, net revenues for the first nine months of 2002 increased $1.5 billion (2.7%) over 2001.

Operating income for the first nine months of 2002 increased $1.6 billion (13.4%) over the comparable 2001 period. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, operating income for the first nine months of 2002 increased $686 million (5.4%) over the first nine months of 2001, due to increases from all business segments.

Operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, increased $745 million (5.7%) over the first nine months of 2001, due primarily to higher operating companies income from the Company's tobacco and food operations, and the 2001 litigation related expense, partially offset by the impact of the Miller transaction whereby beer operating companies income was no longer recorded beginning in the third quarter of 2002. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, operating companies income increased $605 million (4.5%), due to higher operating income from all business segments.

Currency movements have decreased net revenues by $843 million ($507 million, after excluding the impact of currency movements on excise taxes) and operating companies income by $236 million from the first nine months of 2001. Declines in net revenues and operating companies income are due primarily to the strength versus prior year of the U.S. dollar against the Japanese yen, the Russian ruble and certain Latin American currencies. Although the Company cannot predict future movements in currency rates, the recent weakening of the U.S. dollar, if sustained during the remainder of 2002, could have a favorable impact on net revenues and operating companies income comparisons in the last three months of the year; although full-year net revenues and operating companies income comparisons with 2001 are expected to reflect an unfavorable impact due to currency.

Interest and other debt expense, net, of $881 million for the first nine months of 2002 decreased $284 million from the first nine months of 2001. This decrease was due primarily to higher average debt outstanding in 2001 as a result of the Nabisco acquisition. The net proceeds of the Kraft IPO of $8.4 billion were used to retire a portion of the Nabisco acquisition debt during June 2001.

During the first nine months of 2002, the Company's effective tax rate decreased by 2.4 percentage points to 35.5%. This decrease is due primarily to the adoption on January 1, 2002 of SFAS No. 141 and SFAS No. 142, under which the Company is no longer required to amortize goodwill and indefinite life intangible assets as a charge to earnings.

Diluted and basic EPS of $4.34 and $4.39, respectively, for the first nine months of 2002, increased by 50.7% and 50.3%, respectively, over the first nine months of 2001. Net earnings of $9.3 billion for the first nine months of 2002 increased $2.9 billion (45.9%) over the comparable period of 2001. These results include the gain from the Miller transaction, as well as the other unusual items previously discussed. Excluding the after-tax impact of the gain from the Miller transaction, as well as the other unusual items, net earnings increased 6.0% to $7.8 billion, diluted EPS increased 9.3% to $3.64 and basic EPS increased 8.9% to $3.67.

On September 26, 2002, plans were announced to expand PM Inc.'s sales force and to increase promotional spending for core U.S. cigarette brands which have experienced market share decreases due to weak economic conditions, increases in state cigarette excise taxes and the growth of deep-discount cigarette brands. As a result of these plans, the Company anticipates that full-year 2002 diluted EPS, excluding the impact of the unusual items, will increase 3% to 5% over full-year 2001.

Results of Operations for the Three Months Ended September 30, 2002

Net revenues for the third quarter of 2002 decreased $253 million (1.2%) from 2001, due primarily to the impact of the Miller transaction whereby beer net revenues were no longer recorded beginning in the third quarter of 2002, and lower domestic tobacco net revenues, partially offset by higher international tobacco and food net revenues. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, net revenues for the third quarter of 2002 increased $930 million (4.9%) over 2001.

Operating income for the third quarter of 2002 increased $351 million (8.3%) over the comparable 2001 period. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, operating income for the third quarter of 2002 increased $200 million (4.6%) over the third quarter of 2001, due to increases from all business segments except domestic tobacco.

Operating companies income increased $61 million (1.3%) over the third quarter of 2001, due primarily to higher operating companies income from the Company's international tobacco and North American and international food segments, partially offset by the impact of the Miller transaction whereby beer operating companies income was no longer recorded beginning in the third quarter of 2002, and lower operating income from the domestic tobacco segment. Excluding the unusual items from each period and the results of operations divested since the beginning of 2001, operating companies income increased $160 million (3.5%), due to increases from all business segments except domestic tobacco.

Currency movements have increased net revenues by $173 million ($76 million, after excluding the impact of currency movements on excise taxes) and operating companies income by $14 million over the third quarter of 2001. Increases in net revenues and operating companies income are due primarily to the weakness versus prior year of the U.S. dollar against the euro, partially offset by the strength versus prior year of the U.S. dollar against the Russian ruble, the Japanese yen and certain Latin American currencies. Although the Company cannot predict future movements in currency rates, the recent weakening of the U.S. dollar, if sustained during the remainder of 2002, could continue to have a favorable impact on net revenues and operating companies income comparisons in the last three months of the year.

Diluted and basic EPS of $2.06 and $2.07, respectively, for the third quarter of 2002, increased by 94.3% and 93.5%, respectively, over the third quarter of 2001. Net earnings of $4.4 billion for the third quarter of 2002 increased $2.0 billion (87.2%) over the comparable period of 2001. These results include the gain from the Miller transaction, as well as the other unusual items previously discussed. Excluding the after-tax impact of the gain from the Miller transaction, as well as the other unusual items, net earnings increased 4.1% to $2.7 billion, diluted EPS increased 8.6% to $1.26 and basic EPS increased 7.6% to $1.27.

Operating Results by Business Segment
-------------------------------------

Tobacco
-------

Business Environment

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM Inc., Philip Morris International Inc. ("PMI") and/or the Company.

These issues, some of which are more fully discussed below, include:

     o a $74.0 billion punitive damages verdict in the Engle smoking and health class action case discussed in Note 8 and punitive damages awards in individual smoking and health cases discussed in Note 8, including six punitive damages verdicts in California and Oregon in the aggregate amount of $31.3 billion;

     o the civil lawsuit filed by the United States federal government against various cigarette manufacturers, including PM Inc., and others discussed in Note 8;

     o legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects caused by both smoking and exposure to environmental tobacco smoke ("ETS");

     o price increases in the United States related to the settlement of certain tobacco litigation, and the effect of any resulting cost advantage of manufacturers not subject to these settlements;

     o actual and proposed excise tax increases in the United States and foreign markets;

     o diversion into the United States market of products intended for sale outside the United States;

     o    the sale of counterfeit cigarettes by third parties;

     o price disparities and changes in price disparities between premium and lowest price brands;

     o the outcome of proceedings and investigations involving contraband shipments of cigarettes;

     o    governmental investigations;

     o actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;

     o    governmental and private bans and restrictions on smoking;

     o actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States;

     o actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales outside the United States;

     o the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking; and

     o actual and proposed tobacco legislation in Congress and other jurisdictions inside and outside the United States, including legislation to require the establishment of fire-safety standards for cigarettes.

Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. In general, such taxes have been increasing. The United States federal excise tax on cigarettes is currently $0.39 per pack of 20 cigarettes. In the United States, state and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $4.10 per pack of 20 cigarettes. Further tax increases in various jurisdictions are currently under consideration or pending. Thus far in 2002, 21 states and the Commonwealth of Puerto Rico have implemented excise tax increases, ranging from $0.07 per pack in Tennessee to as much as $1.81 per pack in New York. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels within the United States and in many jurisdictions outside the United States. In the European Union (the "EU"), taxes on cigarettes vary considerably and currently may be as high as the equivalent of $5.50 per pack of 20 cigarettes on the most popular brands (using the exchange rate at October 18, 2002). In Germany, where total tax on cigarettes is currently equivalent to $2.23 per pack of 19 cigarettes on the most popular brands, the excise tax is scheduled to increase by approximately the equivalent of $0.19 (using the exchange rate on Oct. 18, 2002) per pack of 19 cigarettes January 2003. In the opinion of PM Inc. and PMI, increases in excise and similar taxes have had an adverse impact on sales of cigarettes, particularly the legitimate sales of cigarettes, and create an incentive for smokers to turn to untaxed or lower-taxed products. Any future increases, the extent of which cannot be predicted, may result in volume declines for the cigarette industry, including PM Inc. and PMI, and might also cause sales to shift from the premium segment to the non-premium, including the discount segment.

Each of the countries currently anticipated to join the EU by 2004 will be required to increase excise levels to EU standards by a date negotiated with the EU, but in all cases to levels that may produce the results described above.

Tar and Nicotine Test Methods and Brand Descriptors: Several jurisdictions have questioned the utility of standardized test methods to measure tar and nicotine yields of cigarettes. In September 1997, the United States Federal Trade Commission ("FTC") issued a request for public comment on its proposed revision of its tar and nicotine test methodology and reporting procedures established by a 1970 voluntary agreement among domestic cigarette manufacturers. In February 1998, PM Inc. and three other domestic cigarette manufacturers filed comments on the proposed revisions. In November 1998, the FTC wrote to the Department of Health and Human Services ("HHS") requesting its assistance in developing specific recommendations on the future of the FTC's program for testing the tar, nicotine, and carbon monoxide content of cigarettes. In November 2001, the National Cancer Institute issued a report as a part of HHS' response to the FTC's request. The report stated, among other things, that there was no meaningful evidence of a difference in smoke exposure or risk to smokers between cigarettes with different machine-measured tar and nicotine yields.
In September 2002, PM Inc. filed a petition with the FTC asking it to promulgate new rules governing the disclosure of average tar and nicotine yields of cigarette brands. PM Inc. is asking the FTC to take action in response to evolving scientific evidence about low-yield cigarettes, including the National Cancer Institute's Monograph 13, which represents a fundamental departure from the scientific and public health community's prior thinking about the health effects of low-yield cigarettes. Public health officials in other countries and the EU have stated that the use of terms such as "lights" to describe low yield cigarettes is misleading. Some jurisdictions have questioned the relevance of the method for measuring tar, nicotine, and carbon monoxide yields established by the International Standards Organization. The EU Commission has been directed to establish a committee to address, among other things, alternative methods for measuring tar, nicotine and carbon monoxide yields. In addition, public health authorities in the United States, the EU, Brazil and other countries have called for the prohibition of or passed legislation prohibiting the use of brand descriptors such as "Lights" and "Ultra Lights." Brazil banned the use of descriptors in January 2002. In the EU, Member States are required to pass legislation prohibiting by October 2003 the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others, which the EU and Member States have suggested include the term "Lights" and other similar descriptors. See Note 8, which describes pending litigation concerning the use of descriptors.

Food and Drug Administration ("FDA") Regulations: In August 1996, the FDA promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act ("FDCA"). The regulations, which included severe restrictions on the distribution, marketing and advertising of cigarettes, and would have required the industry to comply with a wide range of labeling, reporting, record keeping, manufacturing and other requirements, were declared invalid by the United States Supreme Court in March 2000. The Company has stated that while it continues to oppose FDA regulation over cigarettes as "drugs" or "medical devices" under the provisions of the FDCA, it would support new legislation that would provide for reasonable regulation by the FDA of cigarettes as cigarettes. Currently, there are several bills pending in Congress that, if enacted, would give the FDA authority to regulate tobacco products; PM Inc. has expressed support for one of the bills. The bills take a variety of approaches to the issue of the FDA's proposed regulation of tobacco products ranging from codification of the original FDA regulations under the "drug" and "medical device" provisions of the FDCA to the creation of provisions that would apply uniquely to tobacco products. All of the pending legislation could result in substantial federal regulation of the design, performance, manufacture and marketing of cigarettes. The ultimate outcome of any Congressional action regarding the pending bills cannot be predicted.

Ingredient Disclosure Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes, and in certain cases, to provide toxicological information regarding the ingredients. In the United States, the Commonwealth of Massachusetts has enacted legislation to require cigarette manufacturers to report the flavorings and other ingredients used in each brand-style of cigarettes sold in the Commonwealth. Cigarette manufacturers sued to have the statute declared unconstitutional, arguing that it could result in the public disclosure of valuable proprietary information. In September 2000, the district court granted the plaintiffs' motion for summary judgment and permanently enjoined the defendants from requiring cigarette manufacturers to disclose brand-specific information on ingredients in their products, and defendants appealed. In October 2001, the United States Court of Appeals for the First Circuit reversed the district court's decision, holding that the Massachusetts disclosure statute does not constitute an impermissible taking of private property. In November 2001, the First Circuit granted the cigarette manufacturers' petition for rehearing en banc and withdrew the prior opinion. The First Circuit, sitting en banc, heard oral arguments in January 2002. The ultimate outcome of this lawsuit cannot be predicted. Similar legislation has been enacted or proposed in other states and in jurisdictions outside the United States, including the EU. Under an EU tobacco product directive, tobacco companies are required to disclose to each Member State the use of, and provide toxicological information about, ingredients in tobacco products by the end of 2002 and annually thereafter. PMI has already voluntarily disclosed the ingredients in its brands in a number of EU member states and in other countries. Other jurisdictions have also enacted or proposed legislation that would require the submission of information about ingredients and would permit governments to prohibit their use.

Health Effects of Smoking and Exposure to ETS: Reports with respect to the health risks of cigarette smoking have been publicized for many years, and sale, promotion, and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommended various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focused on the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking during adolescence.

Studies with respect to the health risks of ETS to nonsmokers (including lung cancer, respiratory and coronary illnesses, and other conditions) have also received significant publicity. In 1986, the Surgeon General of the United States, and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. Since then, a number of government agencies around the world have concluded that ETS causes diseases--including lung cancer and heart disease--in nonsmokers. In 2002, the International Agency for Research on Cancer concluded that ETS is carcinogenic and that exposure to ETS causes diseases in non-smokers.

It is the policy of each of PM Inc. and PMI to support a single, consistent public health message on the health effects of cigarette smoking in the development of diseases in smokers, and on smoking and addiction. It is also their policy to defer to the judgment of public health authorities as to the content of warnings in advertisements and on product packaging regarding the health effects of smoking, addiction and exposure to ETS.

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

The sites also state that public health officials have concluded that ETS causes or increases the risk of disease--including lung cancer and heart disease--in non-smoking adults, as well as causes conditions in children such as asthma, respiratory infections, cough, wheeze, otitis media (middle ear infection) and Sudden Infant Death Syndrome. The sites also state that public health officials have concluded that secondhand smoke can exacerbate adult asthma and cause eye, throat and nasal irritation. The site also states that the public should be guided by the conclusions of public health officials regarding the health effects of ETS in deciding whether to be in places where ETS is present or, if they are smokers, when and where to smoke around others. In addition, PM Inc. and PMI also state on their web sites that they believe that particular care should be exercised where children are concerned, and adults should avoid smoking around children. PM Inc. and PMI also state that the conclusions of the public health officials concerning ETS are sufficient to warrant measures that regulate smoking in public places, and that where smoking is permitted, the government should require the posting of warning notices that communicate public health officials' conclusions that second-hand smoke causes diseases in non-smokers.

The World Health Organization's Framework Convention for Tobacco Control: The World Health Organization ("WHO") and its member states are negotiating a proposed Framework Convention for Tobacco Control. The proposed treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that would include the use of pictures or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; prohibit the use of terms that suggest one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers. PM Inc. and PMI have stated that they would support a treaty that member states could consider for ratification, based on the following four principles: (1) smoking-related decisions should be made on the basis of a consistent public health message; (2) effective measures should be taken to prevent minors from smoking; (3) the right of adults to choose to smoke should be preserved; and (4) all manufacturers of tobacco products should compete on a level playing field. The fifth round of treaty negotiations was recently concluded and the WHO expects to release a revised draft of the treaty by mid-January, 2003. The outcome of the treaty negotiations cannot be predicted.

Other Legislative Initiatives: In recent years, various members of the United States Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the HHS or regulation under the Consumer Products Safety Act, establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities, further restrict the advertising of cigarettes, require additional warnings, including graphic warnings, on packages and in advertising, eliminate or reduce the tax deductibility of tobacco advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law, and allow state and local governments to restrict the sale and distribution of cigarettes. Legislative initiatives affecting the regulation of the tobacco industry have also been considered and/or adopted in a number of jurisdictions outside the United States. In 2001, the EU adopted a directive on tobacco product regulation requiring EU Member States to implement regulations that, among other things, reduce maximum permitted levels of tar, nicotine and carbon monoxide yields to 10, 1 and 10 milligrams, respectively, require manufacturers to disclose ingredients and toxicological data on ingredients, require health warnings that cover at least 30% of the front panel and 14 rotational warnings that cover no less than 40% of the back panel, require the health warnings to be surrounded by a black border, require the printing of tar, nicotine and carbon monoxide numbers on the side panel of the pack at a minimum size of 10% of the side panel, and as described above, prohibit as of October 2003 the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others. EU Member States are in the process of implementing these regulations over the course of 2003 and 2004. The European Commission is currently working on guidelines for graphic warnings on cigarette packaging which are expected to be issued by the end of 2002. EU Member states are to wait for the guidelines before implementing any regulations on graphic warnings. The EU is also considering a new directive that would restrict radio, press and Internet tobacco marketing and advertising that crosses Member State borders. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

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

Governmental Investigations: The Company and its subsidiaries are subject to governmental investigations on a range of matters, including the following:
As previously disclosed, the Company believes that Canadian authorities are contemplating a legal proceeding based on an investigation of PMI and its subsidiary, Philip Morris Duty Free, Inc., relating to allegations of contraband shipments of cigarettes into Canada in the early to mid 1990s. During 2001, the competition authorities in Italy and Turkey initiated separate investigations into the pricing activities among participants in the cigarette markets of those countries. The order initiating the Italian investigation named the Company and certain of its affiliates as well as all other parties purportedly engaged in the sale of cigarettes in Italy, including the Italian state tobacco monopoly. The Turkish investigation was directed at one of the Company's Turkish affiliates and another cigarette manufacturer. In 2002, the Italian authorities, at the request of a consumer group, initiated an investigation into the use of descriptors for Marlboro Lights. The investigation is directed at the Company's German and Dutch affiliates, which manufacture product for sale in Italy. The competition authority issued its decision in September 2002, finding that the use of the term "lights" on the packaging of the Marlboro Lights brand is misleading advertising under Italian law, but that it was not necessary to take any action at this time because the use of the term "lights" will be prohibited as of October 2003 under the EU directive on tobacco product regulation. The consumer group that requested the investigation has indicated that it will appeal the decision, seeking an order to remove Marlboro Lights from the market. The group has also requested that the public prosecutor in Naples, Italy investigate whether a crime has been committed under Italian law with regard to the use of the term "lights." In October 2002, the consumer group filed new requests with the competition authority asking for investigation of the use of descriptors for additional low yield brands, including Merit Ultra Lights and certain brands manufactured by other companies. In 2001, authorities in Australia initiated an investigation into the use of descriptors, alleging that their use was false and misleading. The investigation is directed at one of the Company's Australian affiliates and other cigarette manufacturers. The Company cannot predict the outcome of these investigations or whether additional investigations may be commenced.

Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions. See
Note 8 for a discussion of such litigation.

State Settlement Agreements: As discussed in Note 8, during 1997 and 1998, PM Inc. and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry's business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following: targeting youth; use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; and free sampling. In addition, the settlement agreements require companies to affirm corporate principles to reduce underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

Operating Results


                                              For the Nine Months Ended September 30,
                                   ---------------------------------------------------------------
                                                                                Operating
                                           Net  Revenues                     Companies Income
                                   --------------------------            -------------------------
                                                             (in millions)
                                      2002              2001               2002              2001
                                   ---------         ---------           --------          -------
Domestic tobacco                    $14,921           $14,826             $4,222            $3,662
International tobacco                21,817            20,463              4,489             4,346
                                   --------          --------            -------           -------
  Total tobacco                     $36,738           $35,289             $8,711            $8,008
                                    =======           =======             ======            ======


Domestic tobacco. During the first nine months of 2002, PM Inc.'s net revenues, which include excise taxes billed to customers, increased $95 million (0.6%) over the comparable 2001 period. Excluding excise taxes, net revenues decreased $109 million (0.9%), due primarily to lower volume ($958 million), partially offset by higher pricing, net of promotional spending ($832 million).

Operating companies income for the first nine months of 2002 increased $560 million (15.3%) over the comparable 2001 period, due primarily to the 2001 litigation related expense ($500 million) and price increases, net of promotional spending and lower resolution costs (aggregating $897 million), partially offset by lower volume ($630 million) and higher marketing, administration and research costs ($217 million, primarily marketing expenses). Excluding the impact of the 2001 litigation related expense, operating companies income increased 1.4%.

As reported by Management Science Associates, shipment volume for the domestic tobacco industry during the first nine months of 2002 decreased to 301.0 billion units, a 2.5% decrease from the first nine months of 2001. PM Inc.'s shipment volume for the first nine months of 2002 was 147.9 billion units, a decrease of 6.3% from the comparable 2001 period, due primarily to weak economic conditions, increases in state excise taxes, the growth of deep-discount cigarettes, competitive promotional activity and the increased incidence of counterfeit product. During the third quarter of 2002, plans were announced to invest approximately $350 million to promote the premium brands and retail presence of PM Inc. and PMI to enhance future volumes and market shares. On September 26, 2002, the Company announced plans for PM Inc. to increase its promotional programs and retail presence during the remainder of 2002. These plans will reduce fourth quarter operating companies income by $600 million to $650 million.

It should be noted that Management Science Associates' current measurements of the domestic cigarette industry's total shipments and related share data do not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively. Accordingly, it should also be noted that the discussion herein of PM Inc.'s performance within the industry is based upon Management Science Associates' estimates of total industry volume.

For the first nine months of 2002, PM Inc.'s shipment share was 49.1%, a decrease of 2.0 share points from the comparable period of 2001. Marlboro shipment volume decreased 5.4 billion units (4.5%) from the first nine months of 2001 to 114.8 billion units for a 38.1% share of the total domestic tobacco industry, a decrease of 0.8 share points from the comparable period of 2001. This volume and share performance was due primarily to the factors mentioned above.

Based on shipments, the premium segment accounted for approximately 73.0% of the domestic tobacco industry volume in the first nine months of 2002, a decrease of
1.1 share points from the comparable period of 2001. In the premium segment, PM Inc.'s volume decreased 5.4% during the first nine months of 2002, compared with a 4.0% decrease for the total domestic tobacco industry, resulting in a premium segment share of 60.7%, a decrease of 0.9 share points from the first nine months of 2001, due primarily to competitive promotional activity and the increased incidence of counterfeit product.

In the discount segment, PM Inc.'s shipments decreased 13.7% to 14.5 billion units in the first nine months of 2002, compared with a total domestic tobacco industry increase of 1.8%, resulting in a discount segment share of 17.9%, a decrease of 3.2 share points from the comparable period of 2001. Basic shipment volume for the first nine months of 2002 was down 10.3% to 13.8 billion units, for a 16.9% share of the discount segment, down 2.3 share points compared to the first nine months of 2001, due primarily to the growth of deep-discount cigarettes and competitive promotional activity.

According to retail data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail decreased 0.8 share points to 50.0% for the first nine months of 2002. Marlboro's retail share for the first nine months of 2002 was flat at 38.2% and PM Inc.'s retail share of the premium segment grew
0.4 share points to 62.0%. Retail share for Basic, PM Inc.'s major discount brand, decreased 0.1 share points to 4.9%.

Information Resources Inc./Capstone is a proprietary retail tracking service that uses a sample of stores to project market share performance in the universe of stores PM Inc.'s sales representatives regularly visit. PM Inc. estimates that this universe (which does not include stores added during a recent retail coverage expansion) represents approximately 87% of industry volume. PM Inc. believes that the share of deep-discount cigarettes sold at retail in those stores not regularly visited by its sales representatives may be higher than in those stores whose sales are reflected in the Information Resources Inc./ Capstone data. PM Inc. is working to develop a new approach to more comprehensively track retail performance.

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

International tobacco. During the first nine months of 2002, international tobacco net revenues, which include excise taxes billed to customers, increased $1.4 billion (6.6%) over the first nine months of 2001. Excluding excise taxes, net revenues increased $592 million (5.5%), due primarily to higher volume/mix ($350 million) and price increases ($327 million), partially offset by unfavorable currency movements.

Operating companies income for the first nine months of 2002 increased $143 million (3.3%) over the comparable 2001 period, due primarily to price increases ($327 million) and higher volume/mix ($95 million), partially offset by unfavorable currency movements ($225 million) and pre-tax charges for separation programs and asset impairment ($58 million) in 2002. Excluding 2002 pre-tax charges for the separation programs and asset impairment, operating companies income increased 4.6%.

PMI's volume for the first nine months of 2002 of 557.3 billion units increased
14.2 billion units (2.6%) over the first nine months of 2001, due primarily to volume increases in Eastern Europe, Japan, Asia, Turkey and worldwide duty-free, partially offset by lower volume from lower overall markets in France and Spain, economic weakness in Egypt and continued price competition in Poland. Volume advanced in a number of important markets, including Germany, the Benelux countries, Austria, Romania, Turkey, Russia, Japan (partially offset by the negative impact of the temporary shut down of U.S. West Coast shipping ports during the third quarter of 2002), Taiwan, Thailand, Indonesia, Argentina and Brazil. International volume for Marlboro decreased 1.6%, due to the timing of shipments in France and Spain, consumer downtrading to lower-priced brands in the Czech Republic, Turkey, Saudi Arabia, Egypt, Lebanon, Russia and Argentina, and intense price competition in Poland, partially offset by higher volumes in Germany, Italy, Austria, Romania, the Ukraine, Japan, Indonesia and worldwide duty-free. In many markets exhibiting downtrading from Marlboro, volume increased for other brands in PMI's portfolio. PMI recorded market share gains in many of its major markets.



                                                                   For the Three Months Ended September 30,
                                                          --------------------------------------------------------------
                                                                                                       Operating
                                                                  Net  Revenues                     Companies Income
                                                          ---------------------------           ------------------------
                                                                                    (in millions)
                                                             2002              2001               2002              2001
                                                          ---------         ---------           --------          -------
Domestic tobacco                                           $ 5,022           $ 5,144             $1,518            $1,577
International tobacco                                        7,644             6,742              1,522             1,440
                                                           -------           -------             ------            ------
  Total tobacco                                            $12,666           $11,886             $3,040            $3,017
                                                           =======           =======             ======            ======

Domestic tobacco. During the third quarter of 2002, PM Inc.'s net revenues, which include excise taxes billed to customers, decreased $122 million (2.4%) from the comparable 2001 period. Excluding excise taxes, net revenues decreased $195 million (4.6%), due primarily to lower volume ($309 million), partially offset by higher pricing, net of promotional spending ($103 million).

Operating companies income for the third quarter of 2002 decreased $59 million (3.7%) from the comparable 2001 period, due primarily to lower volume ($201 million) and higher promotional spending, partially offset by higher pricing.

As reported by Management Science Associates, shipment volume for the domestic tobacco industry during the third quarter of 2002 decreased to 101.5 billion units, a 3.1% decrease from the third quarter of 2001, despite one extra shipping day in the third quarter of 2002. PM Inc.'s shipment volume for the third quarter of 2002 was 49.4 billion units, a decrease of 6.0% from the comparable 2001 period, due primarily to weak economic conditions, increases in state excise taxes, the growth of deep-discount cigarettes, competitive promotional activity and the increased incidence of counterfeit product. As previously noted, on September 26, 2002, the Company announced plans to increase retail promotional programs during the remainder of 2002 and indicated that the reach of such programs will be broadened due to expanded retail coverage.

It should be noted that Management Science Associates' current measurements of the domestic cigarette industry's total shipments and related share data do not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively. Accordingly, it should also be noted that the discussion herein of PM Inc.'s performance within the industry is based upon Management Science Associates' estimates of total industry volume.

For the third quarter of 2002, PM Inc.'s shipment share was 48.7%, a decrease of
1.5 share points from the comparable period of 2001. Marlboro shipment volume decreased 1.1 billion units (2.7%) from the third quarter of 2001 to 38.8 billion units for a 38.2% share of the total domestic tobacco industry, an increase of 0.1 share points over the comparable period of 2001.

Based on shipments, the premium segment accounted for approximately 72.4% of the domestic tobacco industry volume in the third quarter of 2002, a decrease of 1.3 share points from the comparable period of 2001. In the premium segment, PM Inc.'s volume decreased 4.3% during the third quarter of 2002, compared with a 4.9% decrease for the total domestic tobacco industry, resulting in a premium segment share of 60.9%, an increase of 0.3 share points over the third quarter of 2001. This volume decline was due primarily to competitive promotional activity and the increased incidence of counterfeit product.

In the discount segment, PM Inc.'s shipments decreased 19.4% to 4.6 billion units in the third quarter of 2002, compared with a total domestic tobacco industry increase of 1.8%, resulting in a discount segment share of 16.6%, a decrease of 4.3 share points from the comparable period of 2001. Basic shipment volume for the third quarter of 2002 was down 17.2% to 4.4 billion units, for a 15.8% share of the discount segment, down 3.6 share points compared to the third quarter of 2001, due primarily to the growth of deep-discount cigarettes and competitive promotional activity.

According to retail data from Information Resources Inc./Capstone, PM Inc.'s share of cigarettes sold at retail decreased 1.5 share points to 49.2% for the third quarter of 2002. The combined retail share for PM Inc.'s four focus brands, Marlboro, Parliament, Virginia Slims and Basic, was down 0.7 share points to 46.5%, due primarily to Marlboro's decline of 0.7 share points to 37.7%. PM Inc.'s retail share of the premium segment declined 0.1 share points to 61.7%. Retail share for Basic, PM Inc.'s major discount brand, decreased 0.2 share points to 4.8%.

Information Resources Inc./Capstone is a proprietary retail tracking service that uses a sample of stores to project market share performance in the universe of stores PM Inc.'s sales representatives regularly visit. PM Inc. estimates that this universe (which does not include stores added during a recent retail coverage expansion) represents approximately 87% of industry volume. PM Inc. believes that the share of deep-discount cigarettes sold at retail in those stores not regularly visited by its sales representatives may be higher than in those stores whose sales are reflected in the Information Resources Inc./ Capstone data. PM Inc. is working to develop a new approach to more comprehensively track retail performance.

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

International tobacco. During the third quarter of 2002, international tobacco net revenues, which include excise taxes billed to customers, increased $902 million (13.4%) over the third quarter of 2001. Excluding excise taxes, net revenues increased $346 million (9.8%), due primarily to price increases ($147 million), higher volume/mix ($38 million) and favorable currency movements.

Operating companies income for the third quarter of 2002 increased $82 million (5.7%) over the comparable 2001 period, due primarily to price increases ($147 million) and favorable currency movements, partially offset by lower volume/mix ($31 million, due primarily to unfavorable mix resulting from downtrading in weak economies and delay of shipments to Japan discussed below) and pre-tax charges for separation programs and asset impairment ($33 million) in 2002. Excluding 2002 pre-tax charges for separation programs and asset impairment, operating companies income increased 8.0%.

PMI's volume for the third quarter of 2002 of 187.8 billion units increased 4.3 billion units (2.3%) over the third quarter of 2001, due primarily to volume increases in Western, Central and Eastern Europe, partially offset by lower shipments to Japan as a result of the temporary shutdown of U.S. West Coast shipping ports. Volume advanced in a number of important markets, including Greece, Germany, Italy, Spain, the Czech Republic, Romania, Turkey, Russia, the Philippines, Taiwan, Malaysia, Thailand, Australia, Argentina and Brazil. In Germany, volume increased 5.4% and share was up 0.4 share points, reflecting PMI's continued recovery in that market. In France, volume decreased due primarily to the timing of shipments. In Japan, volume decreased due primarily to the shipment delays caused by the temporary shutdown of U.S. West Coast shipping ports during the third quarter of 2002. Volume declined in Egypt and Poland, reflecting economic recession and continued price competition, and Saudi Arabia due to price competition. In Korea, volume declined due to heightened competition and lower industry sales. Volume declined in Mexico, reflecting the effect of differing trade purchasing patterns as a result of the different year-over-year timing of price increases. International volume for Marlboro decreased 1.7%, as lower volumes in France, the United Kingdom, Egypt, Saudi Arabia, Korea, Argentina and Mexico were partially offset by higher volumes in Japan, Spain, Romania, the Philippines and world-wide duty-free. In many markets exhibiting downtrading from Marlboro, volume increased for other brands in PMI's portfolio.

Food
----

Business Environment

Kraft, the largest branded food and beverage company headquartered in the United States, conducts its global business through two subsidiaries. KFNA manufactures and markets a wide variety of snacks, beverages, cheese, grocery products and convenient meals in the United States, Canada and Mexico. KFI manufactures and markets a wide variety of snacks, beverages, cheese, grocery products and convenient meals in Europe, the Middle East and Africa, as well as the Latin America and Asia Pacific regions. KFNA and KFI are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade and consequent inventory reductions, and changing consumer preferences. In addition, certain competitors may have different profit objectives and some international competitors may be more or less susceptible to currency exchange rates. To confront these challenges, Kraft continues to take steps to build the value of its brands and improve its food business portfolio with new product and marketing initiatives.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy and coffee commodity costs on average have been lower than those incurred in 2001, while cocoa bean prices have been higher than in 2001. Recently, coffee commodity prices have been increasing due to drought concerns in the Brazilian coffee belt and cocoa commodity prices have increased further due to political and military unrest in the Ivory Coast.

On December 11, 2000, the Company, through Kraft, acquired all of the outstanding shares of Nabisco. During 2001, certain Nabisco businesses were reclassified as businesses held for sale, including their estimated results of operations through anticipated sale dates. These businesses have subsequently been sold with the exception of one business that had been held for sale since the acquisition of Nabisco. This business, which is no longer held for sale, has been included in the 2002 consolidated operating results of KFNA. The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $190 million has been spent through September 30, 2002. Substantially all of the closures will be completed by the end of 2002.

The integration of Nabisco into the operations of Kraft also resulted in the closure or reconfiguration of several existing Kraft facilities. The aggregate charges to the consolidated statement of earnings to close or reconfigure facilities and integrate Nabisco were originally estimated to be in the range of $200 million to $300 million. KFNA incurred pre-tax integration costs of $75 million during the second quarter of 2002, $27 million during the first quarter of 2002, $37 million during the third quarter of 2001 and $16 million during the fourth quarter of 2001. KFI incurred pre-tax integration costs of $17 million during the second quarter of 2002. During the first quarter of 2002, approximately 700 employees accepted the benefits offered by a voluntary retirement program. As a result, Kraft recorded a pre-tax charge of $142 million related to the voluntary retirement program, of which $135 million related to KFNA. These charges aggregated to $314 million, slightly above Kraft's original estimate.

On October 31, 2002, KFI sold its Latin American yeast and industrial bakery ingredients business for approximately $110 million. The resulting gain will be recorded in the fourth quarter of 2002.

During the third quarter of 2002, KFI acquired a snacks company in Turkey and during the first quarter of 2002, acquired a biscuits business in Australia. The total cost of these and other smaller businesses purchased during the first nine months of 2002 and 2001 was $119 million and $107 million, respectively. During 2001, KFI purchased coffee businesses in Romania, Morocco and Bulgaria, and also acquired confectionery businesses in Russia and Poland. The operating results of the businesses acquired and divested were not material to the consolidated operating results of KFI or the Company in any of the periods presented.

During the first half of 2002, KFNA sold several North American food businesses, which were previously classified as businesses held for sale, for $81 million. The operating results of the businesses divested were not material to KFNA's or the Company's consolidated financial position or results of operations in any of the periods presented.

Operating Results

                                      For the Nine Months Ended September 30,
                            --------------------------------------------------------------
                                                                        Operating
                                   Net  Revenues                     Companies Income
                            -------------------------             ------------------------
                                                     (in millions)
                             2002              2001                2002              2001
                            -------           -------             ------            ------
North American food         $16,087           $15,813             $3,770            $3,679
International food            5,789             5,875                851               814
                            -------           -------             ------            ------
  Total food                $21,876           $21,688             $4,621            $4,493
                            =======           =======             ======            ======

North American food. During the first nine months of 2002, net revenues increased $274 million (1.7%) over the first nine months of 2001. Excluding businesses divested since the beginning of 2001 and adjusting for businesses previously held for sale, net revenues increased $122 million (0.8%), due primarily to higher volume/mix ($262 million), partially offset by lower pricing ($137 million).

Operating companies income for the first nine months of 2002 increased $91 million (2.5%) over the comparable period of 2001. Excluding the 2002 pre-tax charges for the voluntary retirement program ($135 million) and integration costs ($102 million), and a 2001 loss on the sale of a food factory ($29 million) and 2001 integration costs ($37 million), as well as the impact of businesses divested since the beginning of 2001 and the impact of businesses previously held for sale, operating companies income increased $241 million (6.4%), due primarily to higher volume/mix ($117 million), favorable margins ($95 million, including productivity savings) and lower marketing, administration and research costs ($83 million, including synergy savings).

Volume for the first nine months of 2002 increased 7.4% over the comparable period for 2001. Excluding the impact of businesses divested and after adjusting for businesses previously held for sale (the basis of presentation for all of the following KFNA volume comparisons), volume increased 2.5%. In Cheese, Meals and Enhancers, volume decreased due primarily to lower shipments in cheese and food service. Cheese volume declined, as lower dairy costs in the second and third quarters of 2002 resulted in aggressive competitive activity by private label manufacturers as they reduced prices and increased merchandising levels. Shipments to food service customers were also lower, driven by the exit of low-margin businesses and distributor consolidation in the food service industry during the first and second quarters of 2002. These decreases were partially offset by higher shipments of pourable dressings, barbecue sauce and steak sauce, and the 2001 acquisition of It's Pasta Anytime. Volume increased in Biscuits, Snacks and Confectionery, driven primarily by higher shipments of biscuits, which benefited from new product introductions, and higher shipments of snacking nuts to non-grocery channels, partially offset by lower confectionery shipments due to competitive activity in the breath freshening category. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by ready-to-drink beverages, coffee, desserts and cereals. In Oscar Mayer and Pizza, volume increased due primarily to increases in hot dogs, bacon, soy-based meat alternatives and frozen pizza, benefiting from new products.

International food. Net revenues for the first nine months of 2002 decreased $86 million (1.5%) from the first nine months of 2001. Excluding businesses divested since the beginning of 2001 and adjusting for businesses previously held for sale, net revenues decreased $90 million (1.5%), due primarily to unfavorable currency movements ($245 million), partially offset by the impact of acquisitions ($113 million) and higher pricing ($54 million).

Operating companies income for the first nine months of 2002 increased $37 million (4.5%) over the first nine months of 2001. Excluding pre-tax charges for the voluntary retirement program ($7 million) and integration costs ($17 million), the impact of businesses divested since the beginning of 2001, as well as the impact of businesses previously held for sale, operating companies income increased $61 million (7.5%), due primarily to lower marketing, administration and research costs ($54 million, including synergy savings), favorable margins ($23 million) and the impact of acquisitions ($13 million), partially offset by unfavorable volume/mix ($23 million) and unfavorable currency movements ($8 million).

Volume for the first nine months of 2002 increased 2.3% over the first nine months of 2001. Excluding the impact of divested businesses and after adjusting for the impact of businesses previously held for sale (the basis of presentation for all of the following KFI volume comparisons), volume increased 3.1%, benefiting from growth in developing markets, acquisitions and new product introductions.

In Europe, Middle East and Africa, volume increased over the first nine months of 2001, benefiting from acquisitions and from growth in most countries across the region. In beverages, volume increased in both coffee and refreshment beverages. Coffee volume grew in many countries, including Germany, Austria, Sweden and Poland, and benefited from acquisitions in Romania, Morocco and Bulgaria. Refreshment beverages volume increased, driven by powdered beverages in the Middle East, the Slovak and Czech Republics and Morocco. Snacks volume increased, driven by growth in several markets including France, Hungary and the Ukraine and from confectionery acquisitions in Russia and Poland, partially offset by lower volume in Germany and Romania. In grocery, volume increased, due primarily to sales in South Africa and higher spoonable dressings volume in Germany. Volume for convenient meals also increased, due primarily to lunch combinations in the United Kingdom and higher shipments of canned meats in Italy against a weak comparison in 2001. Cheese volume was flat in comparison with prior year.

Volume increased in the Latin America and Asia Pacific region driven by gains across a number of markets and the acquisition of a biscuits company in Australia, partially offset by declines in certain countries due to the impact of weak economies and lower results in China. Beverages volume increased, due primarily to growth in refreshment beverages in Brazil, Argentina, the Philippines and Venezuela. Snacks volume increased, driven primarily by higher biscuits and confectionery volume in Brazil, and by the 2002 acquisition in Australia, partially offset by the negative impact of the continued economic weakness in Argentina and distributor inventory reductions in China. Cheese and grocery volume decreased, due to lower sales in Latin America and Asia Pacific.

                                      For the Three Months Ended September 30,
                             --------------------------------------------------------------
                                                                         Operating
                                  Net  Revenues                       Companies Income
                             ------------------------             -------------------------
                                                     (in millions)
                              2002              2001               2002              2001
                             ------            ------             ------            -----
North American food          $5,225            $5,151             $1,303            $1,183
International food            1,991             1,867                300               277
                             ------            ------             ------            ------
  Total food                 $7,216            $7,018             $1,603            $1,460
                             ======            ======             ======            ======

North American food. During the third quarter of 2002, net revenues increased $74 million (1.4%) over the third quarter of 2001, due primarily to higher volume/mix ($155 million) and businesses previously held for sale ($54 million), partially offset by lower pricing ($125 million). Excluding the businesses divested since the beginning of 2001 and adjusting for businesses previously held for sale, net revenues increased 0.5%.

Operating companies income for the third quarter of 2002 increased $120 million (10.1%) over the comparable period of 2001, due primarily to higher volume/mix ($87 million), favorable margins ($64 million, including productivity savings), synergy savings and 2001 integration costs ($37 million), partially offset by higher marketing, administration and research costs ($45 million). Excluding the businesses divested since the beginning of 2001, the 2001 pre-tax charge for integration costs and adjusting for businesses previously held for sale, operating companies income increased 6.0%.

Volume for the third quarter of 2002 increased 8.1% over the comparable period of 2001. Excluding the impact of businesses divested and after adjusting for businesses previously held for sale (the basis of presentation for all of the following KFNA volume comparisons), volume increased 3.0%. In Cheese, Meals and Enhancers, volume increased due primarily to higher food services volume and higher shipments of pourable and spoonable dressings and barbecue sauce. These increases were partially offset by a decline in cheese volume as lower dairy costs in the third quarter of 2002 resulted in aggressive competitive activity by private label manufacturers as they reduced prices and increased merchandising levels. Volume decreased slightly in Biscuits, Snacks and Confectionery, driven primarily by a decline in confectionery shipments, due to trade inventory reductions and increased competitive activity in the breath freshening category, partially offset by volume gains resulting from the introduction of new biscuit and confectionery products. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by ready-to-drink beverages, coffee and cereals. In Oscar Mayer and Pizza, volume increased due primarily to increases in hot dogs, bacon, soy-based meat alternatives and frozen pizza, partially offset by consumption declines in luncheon meats.

International food. Net revenues for the third quarter of 2002 increased $124 million (6.6%) over the third quarter of 2001. After adjusting for businesses held for sale, net revenues increased $122 million (6.5%), due primarily to higher pricing ($62 million), higher volume/mix ($31 million) and the impact of acquisitions.

Operating companies income for the third quarter of 2002 increased $23 million (8.3%) over the third quarter of 2001, due primarily to favorable margins ($30 million, including productivity and synergy savings), favorable currency movements ($6 million) and the impact of acquisitions, partially offset by higher marketing, administration and research costs ($22 million, primarily marketing).

Volume for the third quarter of 2002 increased 3.8% over the third quarter of 2001. After adjusting for the impact of businesses held for sale (the basis of presentation for all of the following KFI volume comparisons), volume increased 4.2%.

In Europe, Middle East and Africa, volume increased over the third quarter of 2001, driven by acquisitions, growth in several markets including France, Italy, the United Kingdom, Russia, the Middle East, and an improvement in Germany. In beverages, volume increased, driven by growth in coffee and refreshment beverages. Snacks volume increased, driven by higher confectionery volume reflecting new product introductions and confectionery acquisitions in Russia and Poland, partially offset by lower volume resulting from price competition in Germany. Cheese volume increased, driven by growth across the region, except in Germany and Austria. In grocery, volume increased due primarily to higher spoonable dressings volume in Germany and Italy. Volume for convenient meals also increased, due primarily to lunch combinations in the United Kingdom and higher shipments of canned meats in Italy against a weak comparison in 2001.

Volume increased in the Latin America and Asia Pacific region driven by gains in several markets and the acquisition of a biscuits company in Australia, partially offset by declines in certain countries due to the impact of weak economies. Beverages volume increased, due primarily to growth in powdered beverages in Brazil, China and Venezuela, benefiting from new product introductions. Cheese volume decreased, due to lower sales in Latin America and the Philippines. Grocery volume was lower, due primarily to lower sales in Latin America and Asia Pacific. Snacks volume increased, driven primarily by gains in biscuits due to line extensions, geographic expansion and the acquisition in Australia, partially offset by lower volume in Argentina, Indonesia and China. Convenient meals volume increased due to higher volume in Argentina.

Financial Services
------------------

Operating Results

                                           2002                  2001
                                           ----                  ----
                                                  (in millions)
Net revenues:
Nine months ended September 30,            $379                  $321
                                           ====                  ====
Quarter ended September 30,                $114                  $110
                                           ====                  ====

Operating companies income:
Nine months ended September 30,            $257                  $215
                                           ====                  ====
Quarter ended September 30,                $ 82                  $ 75
                                           ====                  ====

Philip Morris Capital Corporation's ("PMCC") net revenues and operating companies income for the first nine months of 2002 increased $58 million (18.1%) and $42 million (19.5%), respectively, over the first nine months of 2001. These increases were due primarily to growth in leasing activities and gains derived from PMCC's finance asset portfolio, including a significant gain during the second quarter from the early termination of a lease. During the third quarter of 2002, net revenues and operating companies income increased $4 million (3.6%) and $7 million (9.3%), respectively, over the third quarter of 2001, due primarily to the growth in leasing activities.

Financial Review
----------------

Net Cash Provided by Operating Activities
-----------------------------------------

During the first nine months of 2002, net cash provided by operating activities was $9.9 billion compared with $7.9 billion during the comparable 2001 period. The increase is due primarily to higher net earnings and the 2001 litigation related payment of escrow bonds for domestic tobacco.

Net Cash Used in Investing Activities
-------------------------------------

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

During the first nine months of 2002, net cash used in investing activities was $1.4 billion, compared with $1.7 billion during the first nine months of 2001. The decrease reflects lower levels of cash used for acquisitions in 2002 and the cash provided by the 2002 divestiture of several North American food businesses, as well as lower uses of cash by the Company's financial services business.

Net Cash Used in Financing Activities
-------------------------------------

During the first nine months of 2002, net cash used in financing activities was $8.6 billion, compared with $6.7 billion during the first nine months of 2001. This difference was due primarily to an increase in cash used during 2002 to repurchase Philip Morris common stock and to pay dividends on Philip Morris common stock.

During 2002, Miller borrowed $2.0 billion under a one-year bank term loan agreement. At the closing of the Miller transaction on July 9, 2002, the Company received 430 million shares of SABMiller in exchange for Miller. The Miller borrowing was outstanding as of the closing of the Miller transaction. In addition, during 2002, Kraft issued $2.5 billion of global bonds. The debt repayments made during 2002 exceeded the aggregate debt issuances. In 2001, the proceeds from the Kraft IPO were used to repay debt and, as a result, had no net impact on financing cash flows.

Debt and Liquidity
------------------

Debt - The Company's total debt (consumer products and financial services) was $19.7 billion and $22.1 billion at September 30, 2002 and December 31, 2001, respectively. Total consumer products debt was $17.6 billion and $20.1 billion at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002 and December 31, 2001, the Company's ratio of consumer products debt to total equity was 0.82 and 1.02, respectively. The ratio of total debt to total equity was 0.92 and 1.13 at September 30, 2002 and December 31, 2001, respectively. In April 2002, Kraft filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, under which Kraft may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $5.0 billion. In May 2002, Kraft issued $2.5 billion of global bonds under the shelf registration. The bond offering included $1.0 billion of 5-year notes bearing interest at a rate of 5.25% and $1.5 billion of 10-year notes bearing interest at a rate of 6.25%. At September 30, 2002, Kraft had $2.5 billion of capacity remaining under its shelf registration statement. In May 2002, Miller borrowed $2.0 billion under a one-year bank term loan agreement. At the closing of the Miller transaction on July 9, 2002, the Company received 430 million shares of SABMiller in exchange for Miller. The Miller borrowing was outstanding as of the closing of the Miller transaction. The Company does not guarantee the debt of Miller or Kraft.

Credit Lines - At September 30, 2002, the Company and its subsidiaries maintained credit lines with a number of lending institutions amounting to approximately $15.2 billion. Certain of these credit lines were used to support $574 million of commercial paper borrowings at September 30, 2002, the proceeds of which were used for general corporate purposes. A portion of these lines is also used to meet the short-term working capital needs of the Company's international businesses. In July 2002, $7.0 billion (of which $4.0 billion was for the sole use of Kraft) of 364-day revolving credit facilities were terminated and were replaced by $6.0 billion (of which $3.0 billion is for the sole use of Kraft) of new 364-day revolving credit facilities expiring in July 2003. At September 30, 2002, the Company's credit facilities also included $7.0 billion (of which $2.0 billion is for the sole use of Kraft) of 5-year revolving credit facilities expiring in July 2006. The Philip Morris facilities require the maintenance of a fixed charges coverage ratio and the Kraft facilities require the maintenance of a minimum net worth. Philip Morris and Kraft exceeded these covenants at September 30, 2002 and do not currently anticipate any difficulty in continuing to exceed these covenant requirements. The foregoing revolving credit facilities do not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The majority of the Company's remaining lines expire within one year. The 5-year revolving credit facilities enable the Company to reclassify short-term debt on a long-term basis. At September 30, 2002, approximately $0.6 billion of short-term borrowings that the Company intends to refinance were reclassified as long-term debt, as compared with $3.5 billion at December 31, 2001. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

Guarantees - At September 30, 2002, the Company was contingently liable for guarantees and commitments of $1.3 billion, consisting of the following:

     o $0.8 billion of guarantees of excise tax and import duties related to international shipments of tobacco products. In these agreements, a financial institution provides a guarantee of tax payments to respective governments. PMI then issues a guarantee to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on the Company's consolidated balance sheet.

     o $0.4 billion, primarily a guarantee for pension funding related to the Miller transaction and a surety bond issued to a non-U.S. governmental entity related to capacity expansion commitments at an international tobacco facility. The surety bond expires in 2002.

     o $0.1 billion of other guarantees related to the tobacco and food businesses.

Although the Company's guarantees are frequently short-term in nature, the short-term guarantees are expected to be replaced, upon expiration, with similar guarantees of similar amounts. Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

Litigation Escrow Deposits - As discussed in Note 8. Contingencies, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among PM Inc., certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM Inc. placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, a $500 million pre-tax charge was recorded by the domestic tobacco business during the first quarter of 2001. In July 2001, PM Inc. also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM Inc. should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the September 30, 2002 and December 31, 2001 condensed consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM Inc. quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

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

During the nine months ended September 30, 2002 and 2001, and the quarters ended September 30, 2002 and 2001, PM Inc. recognized $4.1 billion and $4.5 billion, respectively, and $1.3 billion and $1.4 billion, respectively, as part of cost of sales attributable to the foregoing settlement obligations.

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

Leveraged Leases - As part of its lease portfolio, PMCC invests in leveraged leases. At September 30, 2002, PMCC's net finance receivable of $7.5 billion in leveraged leases, which is included in the Company's condensed consolidated balance sheet as finance assets, net, is comprised of total lease payments receivable ($28.2 billion) and the residual value of assets under lease ($2.7 billion), reduced by non-recourse third-party debt ($19.4 billion) and unearned income ($4.0 billion). PMCC has no obligation for the payment of the non-recourse third-party debt issued to purchase the assets under lease. The payment of the debt is collateralized only by lease payments receivable and the leased property, and is non-recourse to all other assets of PMCC or the Company. As required by accounting principles generally accepted in the United States of America ("U.S. GAAP"), the non-recourse debt has been offset against the related rentals receivable and the residual value of the property, and has been presented on a net basis, within finance assets, net, in the Company's condensed consolidated balance sheets.

PMCC leases aircraft to a number of major U.S. and overseas airlines. On August 11, 2002, US Airways Group, Inc. ("US Air") filed for Chapter 11 bankruptcy protection. PMCC currently leases 16 Airbus A319 aircraft to US Air under long-term leveraged leases, which expire in 2018 and 2019. The aircraft were leased in

1998 and 1999 and represent a net finance receivable of $150 million, which equals 1.7% of PMCC's portfolio of finance assets, net at September 30, 2002. PMCC continues to evaluate the effect of the US Air bankruptcy filing and ceased recording income on these leases as of the date of the bankruptcy filing, pending US Air's effort to restructure with the assistance of a government loan guarantee.

In addition, PMCC currently leases 24 Boeing 757 aircraft to United Air Lines Inc. ("UAL"), 22 under long-term leveraged leases that expire in 2014 and two under long-term single investor leases that expire in 2011. The net finance receivable for the 22 aircraft under leveraged leases is $333 million, and $53 million for the two aircraft under single investor leases, for an aggregate net finance receivable of $386 million, which equals 4.5% of PMCC's portfolio of finance assets, net at September 30, 2002. UAL also has applied for a government loan guarantee and PMCC is closely monitoring the situation.

Equity and Dividends
--------------------

The Company repurchased 93.5 million and 63.5 million shares of its common stock during the first nine months of 2002 and 2001, respectively, at a cost of $4.6 billion and $3.0 billion, respectively. At September 30, 2002, cumulative repurchases under its previously announced $10 billion authority totaled 163.1 million shares at an aggregate cost of $7.9 billion. The Company has announced its intention to accelerate its rate of share repurchases during the second half of 2002 by utilizing approximately $1.7 billion of cash flow to the Company resulting from the transfer of the Miller debt as a consequence of the merger of Miller with SAB in July 2002. Total share repurchases in 2002 are expected to exceed $6.0 billion.

On June 21, 2002, Kraft's board of directors approved the repurchase from time to time of up to $500 million of Kraft's Class A common stock solely to satisfy the obligations of Kraft to provide shares under its 2001 Performance Incentive Plan, 2001 Compensation Plan for non-employee directors, and other plans where options to purchase Kraft's Class A common stock are granted to employees of Kraft. As of September 30, 2002, Kraft had repurchased 2.2 million shares of its Class A common stock at a cost of $85.0 million.

Concurrent with Kraft's IPO, certain Philip Morris employees received a one-time grant of options to purchase shares of Kraft's Class A common stock held by the Company at the IPO price of $31.00 per share. In order to satisfy the obligation and retain its current percentage ownership of Kraft, the Company plans to purchase approximately 1.6 million shares of Kraft's Class A common stock in open market transactions during the remainder of 2002.

Dividends paid in the first nine months of 2002 and 2001 were $3.73 billion and $3.5 billion, respectively, an increase of 6.4%, reflecting a higher dividend rate in 2002, partially offset by a lower number of shares outstanding as a result of ongoing share repurchases. During the third quarter of 2002, the Company's Board of Directors approved a 10.3% increase in the quarterly dividend rate to $0.64 per share. As a result, the present annualized dividend rate is $2.56 per share.

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

Substantially all of the Company's derivative financial instruments are effective as hedges under U.S. GAAP. Accordingly, the Company increased accumulated other comprehensive losses by $72 million during the first nine months of 2002. This reflects a decrease in the fair value of derivatives of $143 million, partially offset by deferred losses transferred to earnings of $71 million. For the three months ended September 30, 2002, the Company decreased accumulated other comprehensive losses by $55 million. This reflects an increase in the fair value of derivatives of $63 million, partially offset by deferred gains transferred to earnings of $8 million. The fair value of all derivative financial instruments has been calculated based on active market quotes.

Foreign exchange rates. The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Japanese yen, Swiss franc and the euro. At September 30, 2002 and December 31, 2001, the Company had option and forward foreign exchange contracts with aggregate notional amounts of $8.5 billion and $3.7 billion, respectively, for the purchase or sale of foreign currencies. The Company uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps primarily convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. Foreign currency swap agreements are accounted for as cash flow hedges. At September 30, 2002 and December 31, 2001, the notional amounts of foreign currency swap agreements aggregated $2.5 billion and $2.3 billion, respectively.

The Company also uses certain foreign currency denominated debt as net investment hedges of foreign operations. At September 30, 2002, a loss of $127 million, net of income taxes of $68 million, which represented effective hedges of net investments, was reported as a component of accumulated other comprehensive losses within currency translation adjustments.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk, cheese and wheat. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At September 30, 2002 and December 31, 2001, the Company had net long commodity positions of $486 million and $589 million, respectively.

                                -----------------

Use of the above-mentioned financial instruments has not had a material impact on the Company's financial position at September 30, 2002 and December 31, 2001, or the Company's results of operations for the nine and three months ended September 30, 2002 or the year ended December 31, 2001.

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

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings as of January 1, 2002. The Company estimates that net earnings and diluted EPS would have been as follows for 2001 had the provisions of the new standards been applied as of January 1, 2001:

                                                    Nine Months Ended        Three Months Ended
                                                    September 30, 2001       September 30, 2001
                                                    ------------------       ------------------
                                                       (in millions, except per share data)
     Net earnings, as previously reported                 $6,396                    $2,328
     Adjustment for amortization of goodwill                 752                       250
                                                          ------                    ------
     Net earnings, as adjusted                            $7,148                    $2,578
                                                          ======                    ======

     Diluted EPS, as previously reported                   $2.88                     $1.06
     Adjustment for amortization of goodwill                0.34                      0.11
                                                           -----                     -----
     Diluted EPS, as adjusted                              $3.22                     $1.17
                                                           =====                     =====


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

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $7.0 billion and $2.2 billion in the first nine months and the third quarter of 2001, respectively. In addition, the adoption reduced marketing, administration and research costs in the first nine months and the third quarter of 2001 by approximately $7.6 billion and $2.4 billion, respectively. Cost of sales increased in the first nine months and the third quarter of 2001 by approximately $467 million and $160 million, respectively, and excise taxes on products increased by approximately $171 million and $57 million, respectively. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

Cautionary Factors That May Affect Future Results
-------------------------------------------------

Forward-Looking and Cautionary Statements

We* may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission ("SEC"), in reports to shareholders and in press releases


----------------
* This section uses the terms "we," "our" and "us" when it is not necessary to distinguish among the Company and its various operating subsidiaries or when any distinction is clear from the context.

and investor webcasts. You can identify these forward-looking statements by use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in the Company's securities. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the "Business Environment" sections preceding our discussion of operating results of our subsidiaries' tobacco businesses and food and beverage businesses. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

Tobacco Related Litigation. There is substantial litigation pending in the United States and in foreign jurisdictions arising out of the tobacco businesses of PM Inc. and Philip Morris International. We anticipate that new cases will continue to be filed. In some cases, plaintiffs claim damages, including punitive damages, ranging into the billions of dollars. Although, to date, we have never had to pay a judgment in a tobacco related case, there are presently nine cases on appeal in which verdicts were returned against us, including a $74 billion verdict against PM Inc. in the Engle case in Florida and four verdicts against PM Inc. in California in the aggregate amount of $31.1 billion. In order to prevent a plaintiff from seeking to collect a judgment while the verdict is being appealed, we must post an appeal bond, typically in the amount of the judgment or more, or negotiate an alternative arrangement with plaintiffs. In the event of future losses at trial, we may not always be able to obtain the required bond or to negotiate an acceptable alternative arrangement.

The present litigation environment is substantially uncertain, and it is possible that our business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome of pending litigation, including certain of the verdicts against us that are on appeal. We intend to continue vigorously defending all tobacco related litigation, although we may settle particular cases if we believe it is in the best interest of our shareholders to do so. Please see "Note 8. Contingencies" for a detailed discussion of tobacco related litigation.

Anti-Tobacco Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action aimed at reducing the incidence of smoking and seeking to hold us responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect this decline to continue.

Excise Taxes. Substantial excise tax increases have been and continue to be imposed on cigarettes in the United States at the federal, state and local levels, as well as in foreign jurisdictions. The resulting price increases have caused, and may continue to cause, consumers to shift from premium to discount brands and to cease or reduce smoking.

Increasing Competition in the Domestic Tobacco Market. Settlements of certain tobacco litigation in the United States, combined with excise tax increases, have resulted in substantial cigarette price increases. PM Inc. faces increased competition from lowest priced brands sold by domestic and foreign manufacturers that enjoy cost advantages because they are not making payments under the settlements or related state escrow legislation. Additional competition results from diversion into the domestic market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties and increasing imports of foreign lowest priced brands. Recently, the competitive environment has become even more challenging, characterized by weak economic conditions, erosion of consumer confidence, a continued influx of cheap products, and higher prices due to higher state excise taxes and list price increases. As a result, the lowest priced products of manufacturers of numerous small share brands have increased their market share, putting pressure on the industry's premium segment. If these competitive factors continue and if the disparity in price between our premium brands and our competitors' lowest priced brands continues to increase, sales from the premium segment, PM Inc.'s most profitable category, may continue to shift to the discount segment. Steps that PM Inc. may take to reduce the price disparity, such as increasing promotional spending, may reduce the profitability of its premium brands.

Governmental Investigations. From time to time, our tobacco subsidiaries are subject to governmental investigations on a range of matters. Ongoing investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain international markets and allegations of false and misleading usage of the terms "Lights" and "Ultra Lights" in brand descriptors. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations.

New Tobacco Product Technologies. Our tobacco subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the risk of smoking. Their goal is to reduce harmful constituents in tobacco smoke while continuing to offer adult smokers products that meet their taste expectations. We cannot guarantee that our tobacco subsidiaries will succeed in these efforts. If they do not succeed, but one or more of their competitors do, they may be at a competitive disadvantage.

Foreign Currency. Our international food and tobacco subsidiaries conduct their businesses in local currency and, for purposes of financial reporting, their results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating companies income will be reduced because the local currency will translate into fewer U.S. dollars.

Competition and Economic Downturns. Each of our consumer products subsidiaries is subject to intense competition, changes in consumer preferences and local economic conditions. To be successful, they must continue:

     o  to promote brand equity successfully;

     o  to anticipate and respond to new consumer trends;

     o to develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels;

     o  to improve productivity; and

     o  to respond effectively to changing prices for their raw materials.

The willingness of consumers to purchase premium cigarette brands and premium food and beverage brands depends in part on local economic conditions. In periods of economic uncertainty, consumers tend to purchase more private label and other economy brands and the volume of our consumer products subsidiaries could suffer accordingly.

Grocery Trade Consolidation. As the retail grocery trade continues to consolidate and retailers grow larger and become more sophisticated, they demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on private label products. If Kraft fails to use its scale, marketing expertise, branded products and category leadership positions to respond to these trends, its volume growth could slow or it may need to lower prices or increase promotional support of its products, any of which would adversely affect profitability.

Continued Need to Add Food and Beverage Products in Faster Growing and More Profitable Categories. The food and beverage industry's growth potential is constrained by population growth. Kraft's success depends in part on its ability to grow its business faster than populations are growing in the markets that it serves. One way to achieve that growth is to enhance its portfolio by adding products that are in faster growing and more profitable categories. If Kraft does not succeed in making these enhancements, its volume growth may slow, which would adversely affect our profitability.

Strengthening Brand Portfolios Through Acquisitions and Divestitures. One element of the growth strategy of Kraft and PM International is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time sell businesses that are outside their core categories or that do not meet their growth or profitability targets. Acquisition opportunities are limited and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.

Raw Material Prices. The raw materials used by our consumer products subsidiaries are largely commodities that experience price volatility caused by external conditions, commodity market fluctuations, currency fluctuations and changes in governmental agricultural programs. Commodity price changes may result in unexpected increases in raw material and packaging cost, and our operating subsidiaries may be unable to increase their prices to offset these increased costs without suffering reduced volume, revenue and operating companies income. We do not fully hedge against changes in commodity prices and our hedging procedures may not work as planned.

Food Safety and Quality Concerns. We could be adversely affected if consumers in Kraft's principal markets lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, like the recent publicity about genetically modified organisms and "mad cow disease" in Europe, whether or not valid, may discourage consumers from buying Kraft's products or cause production and delivery disruptions. In addition, Kraft may need to recall some of its products if they become adulterated or misbranded. Kraft may also be liable if the consumption of any of its products causes injury. A widespread product recall or a significant product liability judgment could cause products to be unavailable for a period of time and a loss of consumer confidence in Kraft's food products and could have a material adverse effect on Kraft's business.

Item 4. Controls and Procedures.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chairman and Chief Executive Officer, and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the controls.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

         See Note 8. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against the Company and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 5. Other Information.

         The Audit Committee has reviewed and approved the non-audit services to be provided by the independent accountants during 2002 to assure compliance with the Company's and the Committee's policies restricting the independent accountants from performing services that might impair their independence.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        12 Statement regarding computation of ratios of earnings to fixed charges.

        99.1 Certain Pending Litigation Matters and Recent Developments.

        99.2 Trial Schedule for Certain Cases.

    (b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K on August 13, 2002 covering Item 9 (Regulation FD Disclosure) in connection with the required certifications pursuant to (a) 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and (b) SEC Commission Order No. 4-460.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 PHILIP MORRIS COMPANIES INC.

                 /s/ DINYAR S. DEVITRE
                 ---------------------
                 Dinyar S. Devitre, Senior Vice President and
                 Chief Financial Officer

                 November 13, 2002

                                 Certifications

I, Louis C. Camilleri, Chairman and Chief Executive Officer of Philip Morris Companies Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Philip Morris Companies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                    /s/  LOUIS C. CAMILLERI
                                    ------------------------
                                    Louis C. Camilleri,
                                    Chairman and Chief Executive Officer

                                 Certifications

I, Dinyar S. Devitre, Senior Vice President and Chief Financial Officer of Philip Morris Companies Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Philip Morris Companies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                 /s/  DINYAR S. DEVITRE
                                                 ----------------------
                                                 Dinyar S. Devitre,
                                                 Senior Vice President and
                                                 Chief Financial Officer