Form 10-K
period 2002-12-31
ALTRIA GROUP INC
filed 2003-03-27
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2002

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                to

COMMISSION FILE NUMBER 1-8940

ALTRIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization) 120 Park Avenue, New York, N.Y. (Address of principal executive offices)	13-3260245 (I.R.S. Employer Identification No.) 10017 (Zip Code)

Registrant's telephone number, including area code: 917-663-4000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.33 1/3 par value	New York Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X]   No [ ]

      The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 28, 2002, was approximately $93 billion. As of February 28, 2003, there were 2,033,459,440 shares of the registrant's Common Stock outstanding.

      Documents Incorporated by Reference

      Portions of the registrant's annual report to shareholders for the year ended December 31, 2002 (the ''2002 Annual Report''), are incorporated in Part I, Part II and Part IV hereof and made a part hereof. Portions of the registrant's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 24, 2003, filed with the Securities and Exchange Commission on March 17, 2003, are incorporated in Part III hereof and made a part hereof.

PART I

Item 1. Businesses.

(a) General Development of Business

General

      In April 2002, the stockholders of Philip Morris Companies Inc. approved changing the name of the parent company from Philip Morris Companies Inc. to Altria Group, Inc. (''ALG''). The name change became effective on January 27, 2003.

      ALG's wholly-owned subsidiaries, Philip Morris USA Inc. (''PM USA''), Philip Morris International Inc. (''PMI'') and its majority-owned (84.2%) subsidiary, Kraft Foods Inc. (''Kraft''), are engaged in the manufacture and sale of various consumer products, including cigarettes and foods and beverages. Philip Morris Capital Corporation (''PMCC''), another wholly-owned subsidiary, is primarily engaged in leasing activities. ALG's former wholly-owned subsidiary, Miller Brewing Company (''Miller''), was engaged in the manufacture and sale of various beer products prior to the merger of Miller into South African Breweries plc (''SAB'') on July 9, 2002. As used herein, unless the context indicates otherwise, Altria Group, Inc. refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies. ALG's family of companies forms the largest consumer packaged goods business in the world.*

      PM USA, which conducts business under the trade name ''Philip Morris USA,'' is engaged in the manufacture and sale of cigarettes. PM USA is the largest cigarette company in the United States. PMI is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes) internationally. Marlboro, the principal cigarette brand of these companies, has been the world's largest-selling cigarette brand since 1972.

      Kraft is engaged in the manufacture and sale of branded foods and beverages in the United States, Canada, Europe, the Middle East and Africa, Latin America and Asia Pacific. Kraft conducts its global business through its subsidiaries: Kraft Foods North America, Inc. (''KFNA'') and Kraft Foods International, Inc. (''KFI''). Kraft has operations in 68 countries and sells its products in more than 150 countries.

      Prior to June 13, 2001, Kraft was a wholly-owned subsidiary of ALG. On June 13, 2001, Kraft completed an initial public offering (''IPO'') of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. At December 31, 2002, ALG owned approximately 84.2% of the outstanding shares of Kraft's capital stock through its ownership of 50.2% of Kraft's Class A common stock and 100% of Kraft's Class B common stock. Kraft's Class A common stock has one vote per share while Kraft's Class B common stock has ten votes per share. Therefore, at December 31, 2002, ALG held approximately 98% of the combined voting power of Kraft's outstanding capital stock.

      On May 30, 2002, ALG announced an agreement with SAB to merge Miller into SAB. The transaction closed on July 9, 2002 and SAB changed its name to SABMiller plc (''SABMiller''). At closing, ALG received 430 million shares of SABMiller valued at approximately $3.4 billion, based upon a share price of 5.12 British pounds per share, in exchange for Miller, which had $2.0 billion of existing debt. The shares in SABMiller owned by ALG resulted in a 36% economic interest and a 24.9% voting interest. The transaction resulted in a pre-tax gain of approximately $2.6 billion, or approximately $1.7 billion after-tax. The gain was recorded in the third quarter of 2002. Beginning with the third quarter of 2002, ALG's ownership interest in SABMiller is being accounted for under the equity method. Accordingly, ALG records its share of SABMiller's net earnings, based on its economic ownership percentage, in minority interest in earnings and other, net, on the consolidated statement of earnings.

—————
* References to the competitive ranking of ALG's subsidiaries in their various businesses are based on sales data or, in the case of cigarettes, shipments, unless otherwise indicated.

Source of Funds—Dividends

      Because ALG is a holding company, its principal sources of funds are from the payment of dividends and repayment of debt from its subsidiaries. Except for minimum net worth requirements, ALG's principal wholly-owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b) Financial Information About Industry Segments

      Altria Group, Inc.'s reportable segments are domestic tobacco, international tobacco, North American food, international food, beer (prior to July 9, 2002) and financial services. Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years (along with total assets for each of tobacco, food, beer and financial services at December 31, 2002, 2001 and 2000) are set forth in Note 14 to Altria Group, Inc.'s consolidated financial statements (''Note 14'') which is incorporated herein by reference to the 2002 Annual Report.

      The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2002	2001	2000
Domestic tobacco	29.0%	30.1%	33.0%
International tobacco	32.8	30.9	32.1
North American food	28.6	27.4	21.9
International food	7.7	7.1	7.4
Beer	1.6	2.8	4.0
Financial services	0.3	1.7	1.6

	100.0%	100.0%	100.0%

      The decrease in the relative percentage attributable to domestic tobacco reflects lower volume and higher promotions in the intensely competitive U.S. cigarette industry. The decrease in the relative percentage attributable to beer from 2001 to 2002 is the result of the merger of Miller into SABMiller, while the decrease in the relative percentage attributable to financial services reflects a $290 million provision for exposure to the U.S. airline industry.

(c) Narrative Description of Business

Tobacco Products

      PM USA manufactures, markets and sells cigarettes in the United States and its territories, and exports tobacco products from the United States. Subsidiaries and affiliates of PMI and their licensees manufacture, market and sell tobacco products outside the United States.

Domestic Tobacco Products

      PM USA is the largest tobacco company in the United States, with total cigarette shipments in the United States of 191.6 billion units in 2002, a decrease of 7.5% from 2001. PM USA accounted for 48.9% of the domestic cigarette industry's total shipments in 2002 (a decrease of 2.1 share points from 2001). The domestic industry's cigarette shipments decreased by 3.7% in 2002. The industry's volume

—————
* Management reviews operating companies income, which is defined as operating income before corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to assist investors with analyzing business performance and trends. This measure should not be considered in isolation or as a substitute for operating income prepared in accordance with accounting principles generally accepted in the United States of America (''U.S. GAAP'').

decrease during 2002 was due primarily to weak economic conditions, increases in state excise taxes and the increased incidence of counterfeit product. In addition to these factors, PM USA's volume decrease was also attributable to the growth of deep-discount cigarettes and competitive promotional activity. The following table sets forth the industry's cigarette shipments in the United States, PM USA's shipments and its share of domestic industry shipments:

Years Ended December 31	Industry*	PM USA	PM USA Share of Industry
	(in billions of units)		(%)
2002	391.4	191.6	48.9
2001	406.3	207.1	51.0
2000	419.8	211.9	50.5

      PM USA's major premium brands are Marlboro, Virginia Slims and Parliament. Its principal discount brand is Basic. All of its brands are marketed to take into account differing preferences of adult smokers. Marlboro is the largest-selling cigarette brand in the United States, with shipments of 148.6 billion units in 2002 (down 5.8% from 2001), equating to 37.9% of the domestic market (down 0.9 share points from 2001).

      In 2002, the premium and discount segments accounted for approximately 73% and 27%, respectively, of the domestic cigarette industry volume. In 2001, the premium and discount segments accounted for approximately 74% and 26%, respectively, of the domestic cigarette industry volume. PM USA's share of the premium segment was 60.7% in 2002, a decrease of 0.9 share points from 2001. Shipments of premium cigarettes accounted for 90.2% of PM USA's 2002 volume, up from 89.3% in 2001. In 2002, industry shipments within the discount category increased 0.4% from 2001 levels; PM USA's 2002 shipments within this category decreased 15.6%, resulting in a share of 17.6% of the discount category (down 3.3 share points from 2001).

      PM USA cannot predict future changes or rates of change in domestic tobacco industry volume, in the relative sizes of the premium and discount segments or in PM USA's shipments, shipment market share or retail market share; however, it believes that PM USA's results have been and may continue to be materially adversely affected by price increases related to increased excise taxes and tobacco litigation settlements, as well as by the other tobacco legislation discussed below.

      As set forth in Note 18 to Altria Group, Inc.'s consolidated financial statements (''Note 18''), which is incorporated herein by reference to the 2002 Annual Report, on May 7, 2001, the trial court in the Engle class action approved a stipulation among PM USA, certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. As a result, a $500 million pre-tax charge was recorded in the operating companies income of the domestic tobacco business during the first quarter of 2001. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the December 31, 2002 and 2001 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly.

* Source: Management Science Associates.
It should be noted that Management Science Associates' current measurements of the domestic cigarette industry's total shipments and related share data do not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively. Accordingly, it should also be noted that the discussion herein of PM USA's performance within the industry is based upon Management Science Associates' estimates of total industry volume.

International Tobacco Products

      PMI's total cigarette shipments increased 3.5% in 2002 to 723.1 billion units. PMI estimates that its share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States and duty-free shipments) was approximately 14.7% in 2002, up from 14.1% in 2001. PMI estimates that international cigarette market shipments were approximately 4.8 trillion units in 2002, a slight decrease from 2001. PMI's leading brands—Marlboro, L&M, Philip Morris, Bond Street, Chesterfield, Parliament, Lark, Merit and Virginia Slims—collectively accounted for approximately 11.4% of the international cigarette market, up from 10.8% in 2001. Shipments of PMI's principal brand, Marlboro, decreased 0.6% in 2002, and represented more than 6% of the international cigarette market in 2002 and 2001.

      PMI has a cigarette market share of at least 15% and, in a number of instances substantially more than 15%, in more than 60 markets, including Argentina, Austria, Belgium, Brazil, the Czech Republic, Finland, France, Germany, Greece, Hong Kong, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Spain, Switzerland, Turkey and the Ukraine.

      In 2002, PMI continued to invest in and expand its international manufacturing base, including significant investments in facilities located in Germany, Korea, the Netherlands, the Philippines, Poland, Portugal and Russia.

Distribution, Competition and Raw Materials

      PM USA sells its tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services. Subsidiaries and affiliates of PMI and their licensees sell their tobacco products worldwide to distributors, wholesalers, retailers and state-owned enterprises and other customers.

      The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price reductions and other discounts. The tobacco products of ALG's subsidiaries, affiliates and their licensees are advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in many other countries. In addition, as discussed below under Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking—State Settlement Agreements, PM USA and other domestic tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

      During 2002, weak economic conditions with resultant consumer frugality and higher state excise taxes have resulted in intense price competition in the U.S. cigarette industry. These factors have significantly affected shipments of PM USA's products, which compete predominantly in the premium category. PM USA has planned significant promotional activities in 2003 to address these issues. The cost of these programs is expected to reduce operating companies income for PM USA during 2003 as compared with 2002.

      In the United States, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles. In 2000, PM USA began a pilot partnering program with burley tobacco growers and extended the program to flue-cured tobacco growers in 2001. Under the terms of the program, PM USA agrees to purchase all of the tobacco that participating growers may sell without penalty under the federal tobacco program. PM USA also purchases its United States tobacco requirements at auction and through other sources.

      Tobacco production in the United States is subject to government controls, including the tobacco-price support and production control programs administered by the United States Department of Agriculture (the ''USDA''). Oriental, flue-cured and burley tobaccos are also purchased outside the United States. Tobacco production outside the United States is subject to a variety of controls and external factors, which may include tobacco subsidies and tobacco production control programs. All of those controls and programs in the United States and internationally may substantially affect market prices for tobacco.

      PM USA and PMI believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

      The tobacco industry, both in the United States and foreign jurisdictions, has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and Altria Group, Inc.

      These issues, some of which are more fully discussed below, include:

•	a $74.0 billion punitive damages verdict against PM USA in the Engle smoking and health class action case, a compensatory and punitive damages verdict totaling approximately $10.1 billion against PM USA in the Price Lights/Ultra Lights class action and punitive damages verdicts against PM USA in individual smoking and health cases discussed below in Item 3. Legal Proceedings (''Item 3'');
•	the civil lawsuit filed by the United States federal government seeking disgorgement of approximately $289 billion from various cigarette manufacturers, including PM USA, and others discussed in Item 3;
•	pending and threatened litigation and bonding requirements as discussed in Item 3 and in ''Cautionary Factors that May Affect Future Results;''
•	legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects caused by both smoking and exposure to environmental tobacco smoke (''ETS'');
•	price increases in the United States related to the settlement of certain tobacco litigation, and the effect of any resulting cost advantage of manufacturers not subject to these settlements;
•	actual and proposed excise tax increases in the United States and foreign markets;
•	diversion into the United States market of products intended for sale outside the United States;
•	the sale of counterfeit cigarettes by third parties;
•	price disparities and changes in price disparities between premium and lowest price brands;
•	the outcome of proceedings and investigations involving contraband shipments of cigarettes;
•	governmental investigations;
•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;
•	governmental and private bans and restrictions on smoking;
•	actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States;
•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales inside and outside the United States;
•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking; and
•	actual and proposed tobacco legislation both inside and outside the United States.

      Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and to similar taxes in most foreign markets. In general, such taxes have been increasing. The United States federal excise tax on cigarettes is currently $0.39 per pack of 20 cigarettes. In the United States, state and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $4.10 per pack of 20 cigarettes. Further tax increases in various jurisdictions are currently under consideration or pending. In 2002, 20 states, the District of Colombia and the Commonwealth of Puerto Rico enacted excise tax increases, ranging from $0.07 per pack in Tennessee to as much as $1.81 per pack in New York. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels within the United States and in many jurisdictions outside the United States. In the European Union (the ''EU''), taxes on cigarettes vary considerably and currently may be as high as the equivalent of $5.69 per pack of 20 cigarettes on the most popular brands (using an exchange rate at January 2, 2003 of a  €1.00 = $1.0446). In Germany, where total tax on cigarettes is currently equivalent to $2.50 per pack of 19 cigarettes on the most popular brands, the excise tax increased by the equivalent of $0.20 per pack of 19 cigarettes in January 2003. In the opinion of PM USA and PMI, increases in excise and similar taxes have had an adverse impact on sales of cigarettes, particularly the legitimate sales of cigarettes, and create an incentive for smokers to turn to untaxed or lower-taxed products. Any future increases, the extent of which cannot be predicted, may result in volume declines for the cigarette industry, including PM USA and PMI, and might also cause sales to shift from the premium segment to the non-premium, including the discount, segment.

      Each of the countries currently anticipated to join the EU by 2004 will be required to increase excise tax levels on cigarettes to EU standards by a date negotiated with the EU, in all cases to levels that may produce the results described above.

      Tar and Nicotine Test Methods and Brand Descriptors: Several jurisdictions have questioned the utility of standardized test methods to measure tar and nicotine yields of cigarettes. In 1997, the United States Federal Trade Commission (''FTC'') issued a request for public comment on its proposed revision of its tar and nicotine test methodology and reporting procedures established by a 1970 voluntary agreement among domestic cigarette manufacturers. In 1998, the FTC requested assistance from the Department of Health and Human Services (''HHS'') in developing a testing program for the tar, nicotine, and carbon monoxide content of cigarettes. In 2001, the National Cancer Institute issued a report stating that there was no meaningful evidence of a difference in smoke exposure or risk to smokers between cigarettes with different machine-measured tar and nicotine yields. In September 2002, PM USA petitioned the FTC to promulgate new rules governing the disclosure of average tar and nicotine yields of cigarette brands. PM USA asked the FTC to take action in response to evolving scientific evidence about machine-measured low-yield cigarettes, including the National Cancer Institute's Monograph 13, which represents a fundamental departure from the scientific and public health community's prior thinking about the health effects of low-yield cigarettes. Public health officials in other countries and the EU have stated that the use of terms such as ''lights'' to describe low-yield cigarettes is misleading. Some jurisdictions have questioned the relevance of the method for measuring tar, nicotine, and carbon monoxide yields established by the International Organization for Standardization. The EU Commission has been directed to establish a committee to address, among other things, alternative methods for measuring tar, nicotine and carbon monoxide yields. In addition, public health authorities in the United States, the EU, Brazil and other countries have prohibited or called for the prohibition of the use of brand descriptors such as ''Lights'' and ''Ultra Lights.'' See Item 3, which describes pending litigation concerning the use of brand descriptors.

      Food and Drug Administration (''FDA'') Regulations: In 1996, the FDA promulgated regulations asserting jurisdiction over cigarettes as ''drugs'' or ''medical devices'' under the provisions of the Food, Drug and Cosmetic Act (''FDCA''). The regulations, which included severe restrictions on the distribution, marketing and advertising of cigarettes, and would have required the industry to comply with a wide range of labeling, reporting, record keeping, manufacturing and other requirements, were declared invalid by the United States Supreme Court in 2000. PM USA has stated that while it continues to oppose FDA regulation over cigarettes as ''drugs'' or ''medical devices'' under the provisions of the FDCA, it would support new legislation that would provide for reasonable regulation by the FDA of cigarettes as cigarettes. Currently, there are bills pending in Congress that, if enacted, would give the FDA authority to regulate tobacco products; PM USA has expressed support for certain of the bills. The bills take a variety of approaches to the issue, ranging from codification of the original FDA regulations under the ''drug'' and ''medical device'' provisions of the FDCA to the creation of provisions that would apply uniquely to tobacco products. All of the pending legislation could result in substantial federal regulation of the design, performance, manufacture and marketing of cigarettes. The ultimate outcome of any Congressional action regarding the pending bills cannot be predicted.

      Ingredient Disclosure Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information. The Commonwealth of Massachusetts enacted legislation to require cigarette manufacturers to report the flavorings and other ingredients used in each brand-style of cigarettes sold in the Commonwealth. Cigarette manufacturers sued to have the statute declared unconstitutional, arguing that it could result in the public disclosure of valuable proprietary information. In September 2000, the district court granted the plaintiffs' motion for summary judgment and permanently enjoined the defendants from requiring cigarette manufacturers to disclose brand-specific information on ingredients in their products, and defendants appealed. In December 2002, the United States Court of Appeals for the First Circuit, sitting en banc, affirmed the district court's entry of summary judgment. The deadline for the Commonwealth to file a petition for certiorari in the U.S. Supreme Court was March 3, 2003, and the Commonwealth did not file such a petition. Ingredient disclosure legislation has been enacted or proposed in other states and in jurisdictions outside the United States, including the EU. Under an EU tobacco product directive, tobacco companies are now required to disclose ingredients and toxicological information to each Member State. In December 2002, PMI submitted this information to all EU Member States in a form it believes complies with the directive. PMI has also voluntarily disclosed the ingredients in its brands in a number of other countries. Other jurisdictions have also enacted or proposed legislation that would require the submission of information about ingredients and would permit governments to prohibit the use of certain ingredients.

      Health Effects of Smoking and Exposure to ETS: Reports with respect to the health risks of cigarette smoking have been publicized for many years, and sale, promotion, and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of HHS have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommended various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focused on the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking during adolescence.

      Studies with respect to the health risks of ETS to nonsmokers (including lung cancer, respiratory and coronary illnesses, and other conditions) have also received significant publicity. In 1986, the Surgeon General of the United States, and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. Since then, a number of government agencies around the world have concluded that ETS causes diseases—including lung cancer and heart disease—in nonsmokers. In 2002, the International Agency for Research on Cancer concluded that ETS is carcinogenic and that exposure to ETS causes diseases in non-smokers.

      It is the policy of each of PM USA and PMI to support a single, consistent public health message on the health effects of cigarette smoking in the development of diseases in smokers and on smoking and addiction. It is also their policy to defer to the judgment of public health authorities as to the content of warnings in advertisements and on product packaging regarding the health effects of smoking, addiction and exposure to ETS.

      In 1999, PM USA and PMI established web sites that include, among other things, views of public health authorities on smoking, disease causation in smokers, addiction and ETS. In October 2000, the sites were updated to reflect PM USA's and PMI's agreement with the overwhelming medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The web sites advise smokers, and those considering smoking, to rely on the messages of public health authorities in making all smoking-related decisions.

      The sites also state that public health officials have concluded that ETS causes or increases the risk of disease—including lung cancer and heart disease—in non-smoking adults, and causes conditions in children such as asthma, respiratory infections, cough, wheeze, otitis media (middle ear infection) and

Sudden Infant Death Syndrome. The sites also state that public health officials have concluded that secondhand smoke can exacerbate adult asthma and cause eye, throat and nasal irritation. The site also states that the public should be guided by the conclusions of public health officials regarding the health effects of ETS in deciding whether to be in places where ETS is present or, if they are smokers, when and where to smoke around others. In addition, PM USA and PMI state on their web sites that they believe that particular care should be exercised where children are concerned, and adults should avoid smoking around children. PM USA and PMI also state that the conclusions of the public health officials concerning ETS are sufficient to warrant measures that regulate smoking in public places, and that where smoking is permitted, the government should require the posting of warning notices that communicate public health officials' conclusions that second-hand smoke causes diseases in non-smokers.

      The World Health Organization's Framework Convention for Tobacco Control: The World Health Organization (''WHO'') and its member states are negotiating a proposed Framework Convention for Tobacco Control. The proposed treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

•	establish specific actions to prevent youth smoking;
•	restrict and gradually eliminate tobacco product marketing;
•	inform the public about the health consequences of smoking and the benefits of quitting;
•	regulate the ingredients of tobacco products;
•	impose new package warning requirements that would include the use of pictures or graphic images;
•	eliminate cigarette smuggling and counterfeit cigarettes;
•	restrict smoking in public places;
•	increase cigarette taxes;
•	prohibit the use of terms that suggest one brand of cigarettes is safer than another;
•	phase out duty-free tobacco sales; and
•	encourage litigation against tobacco product manufacturers.

      PM USA and PMI have stated that they would support a treaty that member states could consider for ratification, based on the following four principles:

•	smoking-related decisions should be made on the basis of a consistent public health message;
•	effective measures should be taken to prevent minors from smoking;
•	the right of adults to choose to smoke should be preserved; and
•	all manufacturers of tobacco products should compete on a level playing field.

      The sixth round of treaty negotiations was recently concluded and the WHO has indicated that the draft treaty will be presented for ratification to the World Health Assembly in May 2003. The outcome of the treaty negotiations cannot be predicted.

      Other Legislative Initiatives: In recent years, various members of the United States Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would:

•	subject cigarettes to various regulations under the HHS or regulation under the Consumer Products Safety Act;
•	establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities;
•	further restrict the advertising of cigarettes;
•	require additional warnings, including graphic warnings, on packages and in advertising;
•	eliminate or reduce the tax deductibility of tobacco advertising;

•	provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law; and
•	allow state and local governments to restrict the sale and distribution of cigarettes.

      Legislative initiatives affecting the regulation of the tobacco industry have also been considered or adopted in a number of jurisdictions outside the United States. In 2001, the EU adopted a directive on tobacco product regulation requiring EU Member States to implement regulations that:

•	reduce maximum permitted levels of tar, nicotine and carbon monoxide yields to 10, 1 and 10 milligrams, respectively;
•	require manufacturers to disclose ingredients and toxicological data on ingredients;
•	require rotational health warnings that cover no less than 30% of the front panel of each pack of cigarettes and warnings that cover no less than 40% of the back panel;
•	require the health warnings to be surrounded by a black border;
•	require the printing of tar, nicotine and carbon monoxide numbers on the side panel of the pack at a minimum size of 10% of the side panel; and
•	prohibit the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others.

      EU Member States are in the process of implementing these regulations over the course of 2003 and 2004. The European Commission is currently working on guidelines for graphic warnings on cigarette packaging which are expected to be issued in 2003. The EU is also considering a new directive that would restrict radio, press and Internet tobacco marketing and advertising that cross Member State borders. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

      In August 2000, New York State enacted legislation that requires the State's Office of Fire Prevention and Control to promulgate by January 1, 2003, fire-safety standards for cigarettes sold in New York. The legislation requires that cigarettes sold in New York stop burning within a time period to be specified by the standards or meet other performance standards set by the Office of Fire Prevention and Control. All cigarettes sold in New York will be required to meet the established standards within 180 days after the standards are promulgated. On December 31, 2002, the New York State Office of Fire Prevention and Control published a proposed regulation to implement this legislation. PM USA plans to submit comments concerning the proposed regulation, and will continue to participate in the public comment process. It is, however, not possible to predict the impact of the New York State law until the regulation is promulgated. Similar legislation is being considered in other states and localities, at the federal level, and in jurisdictions outside the United States.

      It is not possible to predict what, if any, additional foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of PM USA, PMI and Altria Group, Inc. could be materially adversely affected.

      Governmental Investigations: Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters, including those discussed below. ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of PMI and its subsidiary, Philip Morris Duty Free Inc., relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s. During 2001, the competition authorities in Italy and Turkey initiated investigations into the pricing activities by participants in those cigarette markets. The investigation in Turkey was closed after that country's Competition Board issued a ruling that there was insufficient evidence to conclude that the Turkish affiliate of PMI had violated competition laws. In March 2003, the Italian competition authority issued its findings, and imposed fines totaling €50 million on certain affiliates of PMI. The parties will have the right to appeal the authority's findings and any fines before the administrative court and thereafter before the supreme administrative court, and PMI's affiliates intend to appeal. In 2002, the Italian authorities, at the request of a consumer group, initiated an investigation into the use of descriptors for Marlboro Lights. The investigation is directed at PMI's German and Dutch affiliates, which manufacture product for sale in Italy. The competition authority issued its decision in September 2002, finding that the use of the term ''lights'' on the packaging of the Marlboro Lights brand is misleading advertising under Italian law, but that it was not necessary to take any action because the use of the term ''lights'' will be prohibited as of October 2003 under the EU directive on tobacco product regulation. The consumer group that requested the investigation indicated that it would appeal the decision, but did not do so within the permitted time period. The group has also requested that the public prosecutor in Naples, Italy investigate whether a crime has been committed under Italian law with regard to the use of the term ''lights.'' In October 2002, the consumer group filed new requests with the competition authority asking for investigation of the use of descriptors for additional low-yield brands, including Merit Ultra Lights and certain brands manufactured by other companies. In 2001, authorities in Australia initiated an investigation into the use of descriptors, alleging that their use was false and misleading. The investigation is directed at one of PMI's Australian affiliates and other cigarette manufacturers. PMI cannot predict the outcome of these investigations or whether additional investigations may be commenced.

      Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions. See Item 3 for a discussion of such litigation.

      State Settlement Agreements: As discussed in Item 3, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry's business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following:

•	targeting youth;
•	use of cartoon characters;
•	use of brand name sponsorships and brand name non-tobacco products;
•	outdoor and transit brand advertising;
•	payments for product placement; and
•	free sampling.

      In addition, the settlement agreements require companies to affirm corporate principles directed at:

•	reducing underage use of cigarettes;
•	imposing requirements regarding lobbying activities;
•	mandating public disclosure of certain industry documents;
•	limiting the industry's ability to challenge certain tobacco control and underage use laws; and
•	providing for the dissolution of certain tobacco-related organizations and placing restrictions on the establishment of any replacement organizations.

Food Product

Acquisitions and Divestitures

   Nabisco Acquisition

      On December 11, 2000, Kraft acquired all of the outstanding shares of Nabisco Holdings Corp. (''Nabisco''). The purchase of the outstanding shares, retirement of employee stock options and other payments totaled approximately $15.2 billion. In addition, the acquisition included the assumption of approximately $4.0 billion of existing Nabisco debt. For a discussion of the Nabisco acquisition, see Note 5 to Altria Group, Inc.'s consolidated financial statements, which is incorporated herein by reference to the 2002 Annual Report.

      The integration of Nabisco into Kraft has continued throughout 2001 and 2002. The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which are included in the adjustments for the allocation of the purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $190 million has been spent through December 31, 2002. Substantially all of the closures were completed as of December 31, 2002, and the remaining payments relate to salary continuation payments for severed employees and lease payments.

      The integration of Nabisco into the operations of Kraft also resulted in the closure or reconfiguration of several existing Kraft facilities. The aggregate charges to the consolidated statement of earnings to close or reconfigure facilities and integrate Nabisco were originally estimated to be in the range of $200 million to $300 million. During 2002, Kraft recorded pre-tax integration related charges of $115 million to consolidate production lines and close facilities, and for other consolidated programs. In addition, during 2001, Kraft incurred pre-tax integration costs of $53 million for site reconfigurations and other consolidation programs in the United States. The integration related charges of $168 million included $27 million relating to severance, $117 million relating to asset write-offs and $24 million relating to other cash exit costs. Cash payments relating to these charges will approximate $51 million, of which $21 million has been paid through December 31, 2002. In addition, during 2002, approximately 700 salaried employees elected to retire or terminate employment under voluntary retirement programs. As a result, Kraft recorded a pre-tax charge of $142 million related to these programs. As of December 31, 2002, the aggregate pre-tax charges to close or reconfigure Kraft's facilities and integrate Nabisco, including charges for early retirement programs, were $310 million, slightly above the original estimate. No additional pre-tax charges are expected to be recorded for these programs.

      By combining Nabisco's operations with the operations of KFNA and KFI, Kraft achieved annualized net cost synergy savings of $425 million through 2002 from the pre-acquisition cost structures of continuing businesses, expects to generate annualized additional net cost synergies of $140 million to $150 million in 2003 and expects to achieve its target of annualized net cost synergies of $600 million by 2004.

   Other Acquisitions and Divestitures

      During 2002, KFI acquired a snacks business in Turkey and a biscuits business in Australia. The total cost of these and other smaller acquisitions was $122 million. During 2001, KFI purchased coffee businesses in Romania, Morocco and Bulgaria and also acquired confectionery businesses in Russia and Poland. The total cost of these and other smaller acquisitions was $194 million. During 2000, KFNA purchased Balance Bar Co. and Boca Burger, Inc. The total cost of these and other smaller acquisitions was $365 million.

      During 2002, Kraft sold several small North American food businesses, some of which were previously classified as businesses held for sale. In addition, Kraft sold its Latin American yeast and industrial bakery ingredients business for $110 million and recorded a pre-tax gain of $69 million. The aggregate proceeds received from sales of businesses during 2002 were $219 million, on which Kraft recorded pre-tax gains of $80 million. During 2001, Kraft sold several small food businesses. The aggregate proceeds received in these transactions were $21 million, on which Kraft recorded pre-tax gains of $8 million. During 2000, Kraft sold a French confectionery business for proceeds of $251 million, on which a pre-tax gain of $139 million was recorded. Several small international and North American food businesses were also sold in 2000. The aggregate proceeds received from sales of businesses during 2000 were $300 million, on which Kraft recorded pre-tax gains of $172 million.

      The impact of these acquisitions and divestitures, excluding Nabisco, has not had a material effect on Altria Group, Inc.'s consolidated results of operations.

North American Food

      KFNA's principal brands span five consumer sectors and include the following:

Snacks: Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, Stella D'Oro and SnackWell's cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Better Cheddars, Honey Maid Grahams and Teddy Grahams crackers; Planters nuts and salted snacks; Life Savers, Creme Savers, Altoids, Gummi Savers and Fruit Snacks sugar confectionery products; Terry's and Toblerone chocolate confectionery products; Handi-Snacks two-compartment snacks; Balance nutrition and energy snacks; and Jell-O refrigerated gelatin and pudding snacks and Handi-Snacks shelf-stable pudding snacks.

Beverages: Maxwell House, General Foods International Coffees, Starbucks, Yuban, Sanka, Nabob and Gevalia coffees; Capri Sun, Tang, Kool-Aid and Crystal Light aseptic juice drinks; and Kool-Aid, Tang, Capri Sun, Crystal Light and Country Time powdered beverages.

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

International Food

      KFI's principal brands within the five consumer sectors include the following:

Snacks: Milka, Suchard, Cote d'Or, Marabou, Toblerone, Freia, Terry's, Daim, Figaro, Korona, Poiana, Prince Polo, Alpen Gold, Siesta, Lacta and Gallito chocolate confectionery products; Estrella, Maarud, Kar Gida, Cipso and Lux salted snacks; Oreo, Chips Ahoy!, Ritz, Terrabusi, Canale, Club Social, Cerealitas, Trakinas and Lucky biscuits; and Sugus and Artic sugar confectionery products.

Beverages: Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand' Mère, Kenco, Saimaza, Maxim, Maxwell House, Dadak, Onko, Samar and Nova Brasilia coffees; Suchard Express, O'Boy, and Kaba chocolate drinks; Tang, Clight, Kool-Aid, Royal, Verao, Fresh, Frisco, Q-Refres-Ko and Ki-Suco powdered beverages; and Maguary juice concentrate.

Cheese: Philadelphia cream cheese; Sottilette, Kraft, Dairylea, El Casèrio and Invernizzi cheeses; Kraft and Eden process cheeses; and Cheese Whiz process cheese spread.

Grocery: Kraft spoonable and pourable salad dressings; Miracel Whip spoonable dressing; Royal dry packaged desserts; Kraft and ETA peanut butters; and Vegemite yeast spread.

Convenient Meals: Lunchables lunch combinations; Kraft macaroni & cheese dinners; Kraft and Mirácoli pasta dinners and sauces; and Simmenthal canned meats.

   Distribution, Competition and Raw Materials

      KFNA's products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Most distribution in North America is in the form of warehouse delivery, but biscuits and frozen pizza are distributed through two direct-store-delivery systems. Selling efforts are supported by national and regional advertising on television and radio as well as outdoor media such as billboards and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. Subsidiaries and affiliates of KFI sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.

      Kraft is subject to competitive conditions in all aspects of its business. Competitors include large national and international companies and numerous local and regional companies. Some competitors may have different profit objectives and some competitors may be more or less susceptible to currency exchange rates. In addition, certain international competitors benefit from government subsidies. Its food products also compete with generic products and private-label products of food retailers, wholesalers and cooperatives. Kraft competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

      Kraft is a major purchaser of milk, cheese, nuts, green coffee beans, cocoa, corn products, wheat, rice, pork, poultry, beef, vegetable oil, and sugar and other sweeteners. It also uses significant quantities of glass, plastic and cardboard to package its products. Kraft continuously monitors worldwide supply and cost trends of these commodities to enable it to take appropriate action to obtain ingredients and packaging needed for production.

      Kraft purchases a substantial portion of its milk requirements from independent agricultural cooperatives and individual producers, and a substantial portion of its cheese requirements from independent sources. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. Dairy commodity costs on average were lower in 2002 than those seen in 2001.

      The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. Coffee bean prices during 2002 were lower than in 2001.

      A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. Cocoa bean prices during 2002 were higher than in 2001.

      The prices paid for raw materials and agricultural materials used in food products generally reflect external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of these factors, Kraft believes such raw materials to be in adequate supply and generally available from numerous sources. Kraft uses hedging techniques to minimize the impact of price fluctuations in its principal raw materials. However, Kraft does not fully hedge against changes in commodity prices and these strategies may not protect Kraft from increases in specific raw material costs.

Regulation

      All of KFNA's United States food products and packaging materials are subject to regulations administered by the FDA or, with respect to products containing meat and poultry, the USDA. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish safety standards for food processing, establish ingredients and manufacturing procedures for certain foods, establish standards of identity for certain foods, determine the safety of food additives and establish labeling standards and nutrition labeling requirements for food products.

      In addition, various states regulate the business of KFNA's operating units by licensing dairy plants, enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labeling requirements on food products.

      Many of the food commodities on which KFNA's United States businesses rely are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

      Almost all of the activities of Kraft's operations outside of the United States are subject to local and national regulations similar to those applicable to KFNA's United States businesses and, in some cases, international regulatory provisions, such as those of the EU relating to labeling, packaging, food content, pricing, marketing and advertising and related areas.

      The EU and certain individual countries require that food products containing genetically modified organisms or classes of ingredients derived from them be labeled accordingly. Other countries may adopt similar regulations. The FDA has concluded that there is no basis for similar mandatory labeling under current United States law.

Financial Services

      PMCC is primarily engaged in leasing activities. Total assets of PMCC were $9.2 billion at December 31, 2002, up from $8.9 billion at December 31, 2001, reflecting an increase in finance assets, net. PMCC's finance asset portfolio includes leases in the following investment categories: aircraft, electrical power, real estate, manufacturing, surface transportation and energy industries. Finance assets, net, are comprised of total lease payments receivable and the residual value of assets under lease, reduced by non-recourse third-party debt and unearned income. PMCC has no obligation for the payment of the non-recourse third-party debt issued to purchase the assets under lease. The payment of the debt is collateralized only by lease payments receivable and the leased property, and is non-recourse to all other assets of PMCC or Altria Group, Inc. As required by U.S. GAAP, the non-recourse third-party debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.'s consolidated balance sheets.

      Among other leasing activities, PMCC leases a number of aircraft, predominantly to major United States carriers. At December 31, 2002, approximately 27%, or $2.6 billion of PMCC's investment in finance leases related to aircraft.

      On August 11, 2002, US Airways Group, Inc. (''US Air'') filed for Chapter 11 bankruptcy protection. PMCC currently leases 16 Airbus A319 aircraft to US Air under long-term leveraged leases, which expire in 2018 and 2019. The aircraft were leased in 1998 and 1999 and represent an investment in finance leases of $150 million at December 31, 2002.

      On December 9, 2002, United Air Lines Inc. (''UAL'') filed for Chapter 11 bankruptcy protection. At that time, PMCC leased 24 Boeing 757 aircraft to UAL, 22 under long-term leveraged leases and 2 under long-term single investor leases. Subsequently, PMCC purchased $239 million of senior non-recourse debt on 16 of the aircraft under leveraged leases following which those leases were treated as single investor leases for accounting purposes. As of February 28, 2003, PMCC entered into an agreement with UAL to amend those 16 leases as well as the 2 single investor leases. Among other modifications, the subordinated debt outstanding on these 16 leveraged leases was cancelled. As of February 28, 2003, PMCC's aggregate exposure to UAL totaled $625 million.

      PMCC continues to evaluate the effect of the US Air and UAL bankruptcy filings, while seeking to negotiate with US Air and UAL in their efforts to restructure and emerge from bankruptcy. In this regard, PMCC has entered into an agreement with US Air whereby all of PMCC's leases to US Air are expected to be affirmed when US Air emerges from bankruptcy. PMCC ceased recording income on the leases as of the date of the bankruptcy filings.

      In recognition of the recent economic downturn in the airline industry, PMCC increased its allowance for losses by $290 million in the fourth quarter of 2002. It is possible that further adverse developments in the airline industry may occur, which might require PMCC to record an additional allowance for losses in future periods.

Other Matters

Customers

      None of the business segments of the ALG family of companies is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on Altria Group, Inc.'s consolidated results of operations.

Employees

      At December 31, 2002, ALG and its subsidiaries employed approximately 166,000 people worldwide.

Trademarks

      Trademarks are of material importance to ALG's consumer products subsidiaries and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

Environmental Regulation

      ALG and its subsidiaries are subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as ''Superfund''), which imposes joint and several liability on each responsible party. In 2002, subsidiaries (or former subsidiaries) of ALG were involved in approximately 105 active matters subjecting them to potential remediation costs under Superfund or otherwise. ALG's subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.'s consolidated results of operations, capital expenditures, financial position, earnings and competitive position.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

      We* may from time to time make written or oral forward-looking statements, including statements contained in filings with the United States Securities and Exchange Commission (''SEC''), in reports to shareholders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as ''strategy,'' ''expects,'' ''continues,'' ''plans,'' ''anticipates,'' ''believes,'' ''will,'' ''estimates,'' ''intends,'' ''projects,'' ''goals,'' ''targets'' and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

      We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize,

——————
* This section uses the term ''we,'' ''our'' and ''us'' when it is not necessary to distinguish among ALG and its various operating subsidiaries or when any distinction is clear from the context.

or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.'s securities. In connection with the ''safe harbor'' provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in Item 1. Businesses—(c) Narrative Description of Business and Item 3, as well as in the ''Business Environment'' sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 22 to 42 of the 2002 Annual Report, which are incorporated herein by reference to the 2002 Annual Report. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

      Tobacco Related Litigation. There is substantial litigation pending in the United States and in foreign jurisdictions arising out of the tobacco businesses of PM USA and PMI. We anticipate that new cases will continue to be filed. In some cases, plaintiffs claim damages, including punitive damages, ranging into the billions of dollars. Although, to date, our tobacco subsidiaries have never had to pay a judgment in a tobacco related case, there are presently 11 cases in various post-trial stages in which verdicts were returned against PM USA, including a $74 billion verdict in the Engle case in Florida, a compensatory and punitive damages verdict totaling approximately $10.1 billion in the Price case in Illinois and four verdicts in California in the aggregate amount of $31.1 billion. The trial courts in the California cases subsequently reduced the punitive damages awards to an aggregate of $163 million and these cases are being appealed. In order to prevent a plaintiff from seeking to collect a judgment while the verdict is being appealed, the defendant must post an appeal bond, frequently in the amount of the judgment or more, or negotiate an alternative arrangement with plaintiffs. The judge in the Price case set bond in the amount of $12 billion, due on April 20, 2003. It is not possible for PM USA to post such a bond and, absent judicial or legislative relief, PM USA would not be able to stay enforcement of the judgment in Illinois. In the event of future losses at trial, the defendant may not always be able to obtain the required bond or to negotiate an acceptable alternative arrangement.

      The present litigation environment is substantially uncertain, and it is possible that our business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome of pending litigation, including certain of the verdicts against us that are on appeal. We intend to continue vigorously defending all tobacco related litigation, although we may enter into settlement discussions in particular cases if we believe it is in the best interest of our shareholders to do so. Please see Note 18 to Altria Group, Inc.'s consolidated financial statements, which is incorporated herein by reference to the 2002 Annual Report, and Item 3 for a detailed discussion of tobacco related litigation.

      Anti-Tobacco Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action aimed at reducing the incidence of smoking and seeking to hold us responsible for the adverse health effects associated with both smoking and exposure to ETS. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect this decline to continue.

      Excise Taxes. Substantial excise tax increases have been and continue to be imposed on cigarettes in the United States at the federal, state and local levels, as well as in foreign jurisdictions. The resulting price increases have caused, and may continue to cause, consumers to shift from premium to non-premium, including discount brands and to cease or reduce smoking.

      Increasing Competition in the Domestic Tobacco Market. Settlements of certain tobacco litigation in the United States, combined with excise tax increases, have resulted in substantial cigarette price increases. PM USA faces increased competition from lowest priced brands sold by domestic and foreign manufacturers that enjoy cost advantages because they are not making payments under the settlements or related state escrow legislation. Additional competition results from diversion into the domestic market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties and increasing imports of foreign lowest priced brands. Recently, the competitive environment has become even more challenging, characterized by weak economic conditions, erosion of consumer confidence, a continued influx of cheap products, and higher prices due to higher state excise taxes and list price increases. As a result, the lowest priced products of manufacturers of numerous small share brands have increased their market share, putting pressure on the industry's premium segment. If these competitive factors continue and if the disparity in price between our premium brands and our competitors' lowest priced brands continues to increase, sales from the premium segment, PM USA's most profitable category, may continue to shift to the discount segment. Steps that PM USA may take to reduce the price disparity, such as increasing promotional spending, may reduce the profitability of its premium brands or may not be successful.

      Governmental Investigations. From time to time, our tobacco subsidiaries are subject to governmental investigations on a range of matters. Ongoing investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain international markets and allegations of false and misleading usage of the terms ''Lights'' and ''Ultra Lights'' in brand descriptors. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations.

      New Tobacco Product Technologies. Our tobacco subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the risk of smoking. Their goal is to reduce harmful constituents in tobacco smoke while continuing to offer adult smokers products that meet their taste expectations. We cannot guarantee that our tobacco subsidiaries will succeed in these efforts. If they do not succeed, but one or more of their competitors do, our tobacco subsidiaries may be at a competitive disadvantage.

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

      Competition and Economic Downturns. Each of our consumer products subsidiaries is subject to intense competition, changes in consumer preferences and local economic conditions. To be successful, they must continue:

•	to promote brand equity successfully;
•	to anticipate and respond to new consumer trends;
•	to develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels;
•	to improve productivity; and
•	to respond effectively to changing prices for their raw materials.

      The willingness of consumers to purchase premium cigarette brands and premium food and beverage brands depends in part on local economic conditions. In periods of economic uncertainty, consumers tend to purchase more private label and other economy brands and the volume of our consumer products subsidiaries could suffer accordingly.

      Our finance subsidiary, PMCC, invests in finance leases, principally in transportation, power generation and manufacturing equipment and facilities. Its lessees are also subject to intense competition and economic conditions. If counterparties to PMCC's leases fail to manage through difficult economic and competitive conditions, PMCC may have to increase its allowance for losses, which would adversely affect our profitability.

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

      Strengthening Brand Portfolios Through Acquisitions and Divestitures. One element of the growth strategies of Kraft and PMI is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time sell businesses that are outside their core categories or that do not meet their growth or profitability targets. Acquisition opportunities are limited and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.

      Raw Material Prices. The raw materials used by our consumer products subsidiaries are largely commodities that experience price volatility caused by external conditions, commodity market fluctuations, currency fluctuations and changes in governmental agricultural programs. Commodity price changes may result in unexpected increases in raw material and packaging cost, and our operating subsidiaries may be unable to increase their prices to offset these increased costs without suffering reduced volume, net revenue and operating companies income. We do not fully hedge against changes in commodity prices and our hedging procedures may not work as planned.

      Food Safety and Quality Concerns. We could be adversely affected if consumers in Kraft's principal markets lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, like the recent publicity about genetically modified organisms and ''mad cow disease'' in Europe, whether or not valid, may discourage consumers from buying Kraft's products or cause production and delivery disruptions. In addition, Kraft may need to recall some of its products if they become adulterated or misbranded. Kraft may also be liable if the consumption of any of its products causes injury. A widespread product recall or a significant product liability judgment could cause products to be unavailable for a period of time and a loss of consumer confidence in Kraft's food products and could have a material adverse effect on Kraft's business.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

      The amounts of net revenues and long-lived assets attributable to each of Altria Group, Inc.'s geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 14.

      Subsidiaries of ALG export tobacco and tobacco-related products, coffee products, grocery products, cheese and processed meats. In 2002, the value of all exports from the United States by these subsidiaries amounted to approximately $4 billion.

(e) Available Information

      ALG is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that ALG files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access ALG's SEC filings.

      ALG makes available free of charge on or through its web site (www.altria.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after ALG electronically files such material with, or furnishes it to, the SEC. Investors can access ALG's filings with the SEC by visiting www.altria.com/secfilings.

      The information on ALG's web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings ALG makes with the SEC.

Item 2. Properties.

Tobacco Products

      PM USA owns and operates five tobacco manufacturing and processing facilities—four in the Richmond, Virginia area and one in Cabarrus County, North Carolina. Subsidiaries and affiliates of PMI own, lease or have an interest in 56 cigarette or component manufacturing facilities in 32 countries outside the United States, including cigarette manufacturing facilities in Bergen Op Zoom, the Netherlands, Berlin, Germany and St. Petersburg, Russia.

Food Products

      Kraft has 207 manufacturing and processing facilities, 69 of which are located in the United States. Outside the United States, Kraft has 138 manufacturing and processing facilities located in 46 countries. Kraft owns 196 and leases 11 of these facilities. In addition, Kraft has 419 distribution centers and depots, of which 79 are located outside the United States. Kraft owns 82 distribution centers and depots, with the remainder being leased.

      The integration of Nabisco into the operations of Kraft has resulted in the closure of seven Nabisco facilities during 2001 and ten Nabisco facilities during 2002.

General

      The plants and properties owned and operated by ALG's subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

Item 3. Legal Proceedings.

      Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against ALG, its subsidiaries and affiliates, including PM USA and PMI, as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

Overview of Tobacco-Related Litigation

Types and Number of Cases

      Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms ''Lights'' and ''Ultra Lights'' constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. Plaintiffs' theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery and certain other actions pending as of February 14, 2003, and discusses certain developments in such cases since November 13, 2002.

      As of February 14, 2003, there were approximately 1,400 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM USA and, in some instances, ALG, compared with approximately 1,500 such cases on December 31, 2001 and on December 31, 2000. In certain jurisdictions, individual smoking and health cases have been aggregated for trial in a single proceeding; the largest such proceeding aggregates 1,100 cases in West Virginia and is currently scheduled for trial in June 2003. An estimated 15 of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke (''ETS''). In addition, approximately 2,800 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

      As of February 14, 2003, there were an estimated 37 smoking and health putative class actions pending in the United States against PM USA and, in some cases, ALG (including two that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 25 such cases on December 31, 2001, and approximately 36 such cases on December 31, 2000.

      As of February 14, 2003, there were an estimated 41 health care cost recovery actions, including the suit discussed below under ''Federal Government's Lawsuit'' filed by the United States government, pending in the United States against PM USA and, in some instances, ALG, compared with approximately 45 such cases pending on December 31, 2001, and 52 such cases on December 31, 2000. In addition, health care cost recovery actions are pending in Israel, the Province of British Columbia, Canada, France and Spain.

      There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 89 smoking and health cases brought on behalf of individuals (Argentina (43), Australia, Brazil (28), Czech Republic, Germany, Ireland, Israel (2), Italy (5), Japan, the Philippines, Poland, Scotland, Spain (2) and Venezuela), compared with approximately 64 such cases on December 31, 2001, and 68 such cases on December 31, 2000. In addition, as of February 14, 2003, there were eight smoking and health putative class actions pending outside the United States (Brazil, Canada (4), and Spain (3)), compared with 11 such cases on December 31, 2001 and nine such cases on December 31, 2000.

Pending and Upcoming Trials

      Trial is currently underway in an individual smoking and health case in which PM USA is a defendant in Florida (Eastman v. Brown & Williamson et al.). Trial is also currently underway in a smoking and health class action in Louisiana in which PM USA is a defendant and in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs (Scott, et al. v. The American Tobacco Company, Inc. et al.).

      As set forth in Exhibit 99.2 hereto, additional cases against PM USA and, in some instances, ALG, are scheduled for trial through the end of 2003. They include a class action in California in which plaintiffs seek restitution under the California Business and Professions Code for the costs of cigarettes purchased by class members during the class period, a case in West Virginia that aggregates 1,100 individual smoking and health cases, a Lights/Ultra Lights class action in Ohio and a class action in Kansas in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. An estimated 12 individual smoking and health cases are scheduled for trial through the end of 2003, including two trials scheduled to begin in April in California and Florida and two trials scheduled to begin in May in Illinois and Missouri. In addition, 12 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by ETS are scheduled for trial through the end of 2003; one of the cases brought by flight attendants is scheduled to begin trial in May. Cases against other tobacco companies are also scheduled for trial through the end of 2003. Trial dates, however, are subject to change.

Recent Trial Results

      Since January 1999, jury verdicts have been returned in 30 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 19 of the 30 cases. These 19 cases were tried in California, Pennsylvania, Rhode Island, West Virginia, Ohio (2), New Jersey, Florida (6), New York (3), Mississippi and Tennessee (2). Plaintiffs' appeals or post-trial motions challenging the verdicts are pending in West Virginia, Ohio and Florida; a motion for a new trial has been granted in one of the cases in Florida. In December 2002, the court in an individual smoking and health case in California dismissed the case at the end of trial after ruling that plaintiffs had not introduced sufficient evidence to support their claims, and plaintiffs have appealed. In addition, in May 2002, a mistrial was declared in a case brought by a flight attendant claiming personal injuries allegedly caused by ETS, and the case was subsequently dismissed. In 2001, a mistrial was declared in New York in an asbestos contribution case, and plaintiffs subsequently voluntarily dismissed the case. The chart below lists the verdicts and post-trial developments in the 11 cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2003	Illinois/ Price (formerly, Miles)	Lights/Ultra Lights	$7.1005 billion in compensatory damages and $3 billion in punitive damages.	At the request of PM USA, the judge stayed enforcement of the judgment for 30 days. Thereafter, under the judgment, enforcement will be stayed only if an appeal bond in the amount of $12 billion is presented and approved. PM USA believes that requiring a bond in such an amount, in order to stay execution pending appeal, would be unconstitutional and would also violate Illinois law. It is not possible for PM USA to post such a bond, and, absent judicial or legislative relief, PM USA would not be able to stay enforcement of the judgment in Illinois. PM USA will take all appropriate steps to seek to prevent this from occurring.

October 2002	California/ Bullock	Individual Smoking & Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

June 2002	Florida/French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the court reduced the damages award to $500,000; plaintiff and defendants have appealed.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	Defendants have filed post-trial motions challenging the verdict.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million, and in July 2002, the trial court denied PM USA's post-trial motions challenging the verdict. PM USA and plaintiff have appealed.

June 2001	California/ Boeken	Individual Smoking and Health	$5.5 million in compensatory damages, and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

June 2001	New York/Empire Blue Cross and Blue Shield	Health Care Cost Recovery	$17.8 million in compensatory damages against all defendants, including $6.8 million against PM USA.	In February 2002, the trial court awarded plaintiffs $38 million in attorneys' fees. Defendants have appealed.

July 2000	Florida/Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	See ''Engle Class Action,'' below.

March 2000	California/ Whitely	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against PM USA and $10 million in punitive damages against the other defendant.	Defendants have appealed.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $32 million, and PM USA appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. The Oregon Supreme Court refused to hear PM USA's appeal in December 2002. PM USA will petition the United States Supreme Court for further review. In view of these developments, although PM USA intends to continue to defend this case vigorously, it has recorded a provision of $32 million in the consolidated financial statements as its best estimate of the probable loss in this case.

February 1999	California/ Henley	Individual Smoking and Health	$1.5 million in compensatory damages and $50 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $25 million and PM USA appealed. A California District Court of Appeals affirmed the trial court's ruling, and PM USA appealed to the California Supreme Court. In October 2002, the California Supreme Court vacated the decision of the District Court of Appeals and remanded the case back to the District Court of Appeals for further consideration. In March 2003, the District Court of Appeals again affirmed the trial court's ruling. PM USA intends to appeal to the California Supreme Court.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle case, PM USA has posted various forms of security totaling $324 million to obtain stays of judgments pending appeals.

      In addition, since January 1999, jury verdicts have been returned in 13 tobacco-related cases in which neither ALG nor any of its subsidiaries were defendants. Verdicts in favor of defendants were returned in eight of the 13 cases in cases tried in Connecticut, Texas, South Carolina, Mississippi, Louisiana, Missouri and Tennessee (2). Plaintiffs' appeal is pending in Mississippi. Verdicts in favor of plaintiffs were returned in 5 of the 13 cases in cases tried in Australia, Kansas, Florida (2) and Puerto Rico. Defendants' appeals or post-trial motions are pending. In December 2002, the appellate court reversed the ruling in favor of plaintiff in the case in Australia. In October 2002, the court granted defendants' motion for judgment as a matter of law in the case in Puerto Rico, and entered judgment in favor of defendant. In addition, in a case in France the trial court found in favor of plaintiff; however, the appellate court reversed the trial court's ruling and dismissed plaintiff's claim.

Engle Class Action

      Verdicts have been returned and judgment has been entered against PM USA and other defendants in the first two phases of this three-phase smoking and health class action trial in Florida. The class consists of all Florida residents and citizens, and their survivors, ''who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine.''

      In July 1999, the jury returned a verdict against defendants in phase one of the trial concerning certain issues determined by the trial court to be ''common'' to the causes of action of the plaintiff class. Among other things, the jury found that smoking cigarettes causes 20 diseases or medical conditions, that cigarettes are addictive or dependence-producing, defective and unreasonably dangerous, that defendants made materially false statements with the intention of misleading smokers, that defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes, and that defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress.

      During phase two of the trial, the claims of three of the named plaintiffs were adjudicated in a consolidated trial before the same jury that returned the verdict in phase one. In April 2000, the jury determined liability against the defendants and awarded $12.7 million in compensatory damages to the three named plaintiffs.

      In July 2000, the same jury returned a verdict assessing punitive damages on a lump sum basis for the entire class totaling approximately $145 billion against the various defendants in the case, including approximately $74 billion severally against PM USA. PM USA believes that the punitive damages award was determined improperly and that it should ultimately be set aside on any one of numerous grounds. Included among these grounds are the following: under applicable law, (i) defendants are entitled to have liability and damages for each plaintiff tried by the same jury, an impossibility due to the jury's dismissal; (ii) punitive damages cannot be assessed before the jury determines entitlement to, and the amount of, compensatory damages for all class members; (iii) punitive damages must bear a reasonable relationship to compensatory damages, a determination that cannot be made before compensatory damages are assessed for all class members; and (iv) punitive damages can ''punish'' but cannot ''destroy'' the defendant. In March 2000, at the request of the Florida legislature, the Attorney General of Florida issued an advisory legal opinion stating that ''Florida law is clear that compensatory damages must be determined prior to an award of punitive damages'' in cases such as Engle. As noted above, compensatory damages for all but three members of the class have not been determined.

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

      The trial judge in the state court, without a hearing, then immediately denied the defendants' post-trial motions and entered judgment on the compensatory and punitive damages awarded by the jury. PM USA and ALG believe that the entry of judgment by the trial court is unconstitutional and violates Florida law. PM USA has filed an appeal with respect to the entry of judgment, class certification and numerous other reversible errors that have occurred during the trial. PM USA has also posted a $100 million bond to stay execution of the judgment with respect to the $74 billion in punitive damages that has been awarded against it. The bond was posted pursuant to legislation that was enacted in Florida in May 2000 that limits the size of the bond that must be posted in order to stay execution of a judgment for punitive damages in a certified class action to no more than $100 million, regardless of the amount of punitive damages (''bond cap legislation'').

      Plaintiffs had previously indicated that they believe the bond cap legislation is unconstitutional and might seek to challenge the $100 million bond. If the bond were found to be invalid, it would be commercially impossible for PM USA to post a bond in the full amount of the judgment and, absent appellate relief, PM USA would not be able to stay any attempted execution of the judgment in Florida. PM USA and ALG will take all appropriate steps to seek to prevent this worst-case scenario from occurring. In May 2001, the trial court approved a stipulation (the ''Stipulation'') among PM USA, certain other defendants, plaintiffs and the plaintiff class that provides that execution or enforcement of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the Stipulation and in addition to the $100 million bond it previously posted, PM USA placed $1.2 billion into an interest-bearing escrow account for the benefit of the Engle class. Should PM USA prevail in its appeal of the case, both amounts are to be returned to PM USA. PM USA also placed an additional $500 million into a separate interest-bearing escrow account for the benefit of the Engle class. If PM USA prevails in its appeal, this amount will be paid to the court, and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. In connection with the Stipulation, ALG recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001.

      PM USA and ALG remain of the view that the Engle case should not have been certified as a class action. The certification is inconsistent with the overwhelming majority of federal and state court decisions that have held that mass smoking and health claims are inappropriate for class treatment. PM USA has filed an appeal challenging the class certification and the compensatory and punitive damages awards, as well as numerous other reversible errors that it believes occurred during the trial to date. The appellate court heard oral argument on defendants' appeals in November 2002.

Smoking and Health Litigation

      Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state RICO statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act. In May 1996, the United States Court of Appeals for the Fifth Circuit held that a class consisting of all ''addicted'' smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise ''addiction'' claims and, in many cases, claims of physical injury as well. As of February 14, 2003, smoking and health putative class actions were pending in Alabama, Florida, Illinois, Kentucky, Louisiana, Massachusetts, Missouri, Nevada, New Jersey, Oregon, Utah and West Virginia, as well as in Brazil, Canada, Israel and Spain. Class certification has been denied or reversed by courts in 30 smoking and health class actions involving PM USA in Arkansas, the District of Columbia (2), Illinois (2), Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (4), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin, while classes remain certified in the Engle case in Florida (discussed above) and a case in Louisiana in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs for class members. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court's decertification of a class. In November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM USA, and plaintiffs have appealed. In February 2003, the West Virginia Supreme Court agreed to hear plaintiffs' appeal.

      Exhibit 99.1 hereto lists the smoking and health class actions pending as of February 14, 2003, and discusses certain developments on such cases since November 13, 2002.

Health Care Cost Recovery Litigation

Overview

      In certain pending proceedings, domestic and foreign governmental entities and non-governmental plaintiffs, including union health and welfare funds (''unions''), Native American tribes, insurers and self-insurers such as Blue Cross and Blue Shield plans, hospitals, taxpayers and others, are seeking reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees. Certain of the health care cost recovery cases purport to be brought on behalf of a class of plaintiffs.

      The claims asserted in the health care cost recovery actions include the equitable claim that the tobacco industry was ''unjustly enriched'' by plaintiffs' payment of health care costs allegedly attributable to smoking, the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under federal and state statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under federal and state RICO statutes.

      Defenses raised include lack of proximate cause, remoteness of injury, failure to state a valid claim, lack of benefit, adequate remedy at law, ''unclean hands'' (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), lack of antitrust standing and injury, federal preemption, lack of statutory authority to bring suit, and statutes of limitations. In addition, defendants argue that they should be entitled to ''set off'' any alleged damages to the extent the plaintiff benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer) can seek recovery of health care costs from a third party solely by ''standing in the shoes'' of the injured party. Defendants argue that plaintiffs should be required to bring any actions as subrogees of individual health care recipients and should be subject to all defenses available against the injured party.

      Exhibit 99.1 hereto lists the health care cost recovery cases pending as of February 14, 2003, and discusses developments in such cases since November 13, 2002.

      Although there have been some decisions to the contrary, most courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In addition, eight federal circuit courts of appeals, the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia circuits, as well as California, Florida, New York and Tennessee intermediate appellate courts, relying primarily on grounds that plaintiffs' claims were too remote, have affirmed dismissals of, or reversed trial courts that had refused to dismiss, health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs' appeals from the cases decided by the courts of appeals for the Second, Third, Fifth, Ninth and District of Columbia circuits. As of February 14, 2003, there were an estimated 41 health care cost recovery cases pending in the United States against PM USA, and in some instances, ALG, including the case filed by the United States government, which is discussed below under ''Federal Government's Lawsuit.'' The cases brought in the United States include actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Canada, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 11 Brazilian states and 11 Brazilian cities. The actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 10 Brazilian states and 11 Brazilian cities were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. The district court dismissed the cases brought by Guatemala, Nicaragua, Ukraine and the Province of Ontario, and the dismissals are now final. The district court has remanded to state courts the remaining cases, except for the cases brought by Bolivia and Panama. Subsequent to remand, the Ecuador case was voluntarily dismissed. In November 2001, the cases brought by Venezuela and the Brazilian state of Espirito Santo were dismissed by the state court, and Venezuela appealed. In September 2002, the appellate court affirmed the dismissal of the case brought by Venezuela, and Venezuela has petitioned the state supreme court for further review. In addition to cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands (dismissed), the Province of British Columbia, Canada, France and Spain (dismissed for lack of jurisdiction; appeal pending), and other entities have stated that they are considering filing such actions.

      In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In June 2001, a New York jury returned a verdict awarding $6.83 million in compensatory damages against PM USA and a total of $11 million against four other defendants in a health care cost recovery action brought by a Blue Cross and Blue Shield plan. In February 2002, the court awarded plaintiff approximately $38 million for attorneys' fees. Defendants, including PM USA, have appealed.

Settlements of Health Care Cost Recovery Litigation

      In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the ''MSA'') with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the ''State Settlement Agreements''). The MSA has received final judicial approval in all 52 settling jurisdictions. The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and, thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million, as well as additional annual payments of $250 million through 2003. These payment obligations are the several and not joint obligations of each settling defendant. PM USA's portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers' domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. PM USA records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

      The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

      As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (2003 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer's relative market share. PM USA records its portion of these payments as part of cost of sales as product is shipped.

      The State Settlement Agreements have materially adversely affected the volumes of PM USA and may adversely affect future volumes. ALG believes that they may also materially adversely affect the results of operations, cash flows or financial position of PM USA and Altria Group, Inc. in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in United States cigarette sales in the premium and discount segments, PM USA's share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements.

      Certain litigation, described in Exhibit 99.1, has arisen challenging the validity of the MSA and alleging violations of antitrust laws.

Federal Government's Lawsuit

      In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers and others, including PM USA and ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (''MCRA''), the Medicare Secondary Payer (''MSP'') provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act (''RICO''). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of what it alleges to be equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. PM USA and ALG moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government's MCRA and MSP claims, but permitted discovery to proceed on the government's claims for relief under RICO. In October 2000, the government moved for reconsideration of the trial court's order to the extent that it dismissed the MCRA claims for health care costs paid pursuant to government health benefit programs other than Medicare and the Federal Employees Health Benefits Act. In February 2001, the government filed an amended complaint attempting to replead the MSP claims. In July 2001, the court denied the government's motion for reconsideration of the dismissal of the MCRA claims and dismissed the government's amended MSP claims. In January 2003, the government and defendants submitted preliminary proposed findings of fact and conclusions of law; rebuttals are due in April. The government's January filing included the government's allegation that disgorgement by defendants of approximately $289 billion is an appropriate remedy in the case. Trial of the case is currently scheduled for September 2004.

Certain Other Tobacco-Related Litigation

      Lights/Ultra Lights Cases: As of February 14, 2003, there were 13 putative class actions pending against PM USA and, in some instances, ALG in California, Florida, Illinois, Massachusetts, Minnesota, Missouri, New Hampshire (2), Ohio (2), Oregon, Tennessee and West Virginia on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these cases allege, among other things, that the use of the terms ''Lights'' and/or ''Ultra Lights'' constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. Classes have been certified in Illinois, Massachusetts and Florida.

      Trial in the Illinois class action (the Price case, formerly known as Miles) in which PM USA is the defendant, commenced in January 2003 and was tried before a judge rather than a jury. On March 21, 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any one of a number of legal and factual grounds that it intends to pursue on appeal. At the request of PM USA, the judge stayed enforcement of the judgment for 30 days. Thereafter, under the judgment, enforcement will be stayed only if an appeal bond in the amount of $12 billion is presented and approved. PM USA believes that requiring a bond in such an amount, in order to stay execution pending appeal, would be unconstitutional and would also violate Illinois law. It is not possible for PM USA to post such a bond and, absent judicial or legislative relief, PM USA would not be able to stay enforcement of the judgment in Illinois. PM USA will take all appropriate steps to seek to prevent this from occurring.

      While class certification has not yet been granted, trial in one of the Ohio cases is scheduled for August 2003.

      Cigarette Contraband Cases: As of February 14, 2003, the European Community and ten member states, various Departments of Colombia, Ecuador, Belize and Honduras had filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive relief. In February 2002, the courts granted defendants' motions to dismiss all of the actions. In the Colombia and European Community actions, however, the RICO and fraud claims predicated on allegations of money laundering claims were dismissed without prejudice. Plaintiffs in each of the cases have appealed. In October 2001, the United States Court of Appeals for the Second Circuit affirmed the dismissal of a cigarette contraband case filed against another cigarette manufacturer. Plaintiff in that case petitioned the United States Supreme Court for further review, and in October 2002, the Supreme Court denied plaintiff's petition.

      Asbestos Contribution Cases: As of February 14, 2003, an estimated seven suits were pending on behalf of former asbestos manufacturers and affiliated entities against domestic tobacco manufacturers, including PM USA. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages.

      Retail Leaders Case: Three domestic tobacco manufacturers filed suit against PM USA seeking to enjoin the PM USA ''Retail Leaders'' program that became available to retailers in October 1998. The complaint alleged that this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes unlawful monopolization. In addition to an injunction, plaintiffs sought unspecified treble damages, attorneys' fees, costs and interest. In May 2002, the court granted PM USA's motion for summary judgment and dismissed all of plaintiffs' claims with prejudice. Plaintiffs have appealed.

      Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM USA has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211, but by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys' fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs' motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM USA's motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court's dismissal would, if affirmed, be binding on all plaintiffs.

      Tobacco Price Cases: As of February 14, 2003, there were 39 putative class actions and one additional case pending against PM USA and other domestic tobacco manufacturers, as well as, in certain instances, ALG and PMI, alleging that defendants conspired to fix cigarette prices in violation of antitrust laws. The cases are listed in Exhibit 99.1. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products, and the remaining 33 were filed in 14 states and the District of Columbia by retail purchasers of tobacco products. The seven federal class actions were consolidated in the United States District Court for the Northern District of Georgia. In November 2001, plaintiffs' motion for class certification was granted in a case pending in state court in Kansas, and trial in this case is scheduled for September 2003. In November 2001, plaintiffs' motion for class certification was denied in a case pending in state court in Minnesota. In June 2002, plaintiffs' motion for class certification was denied in a case pending in Michigan, and plaintiffs' motion for reconsideration of this ruling was denied. In May 2002, the Arizona Court of Appeals reversed the trial court's decision to dismiss an action. Defendants appealed to the Arizona Supreme Court, which has accepted defendants' appeal. In July 2002, the court hearing the seven consolidated cases granted defendants' motion for summary judgment dismissing the consolidated case in its entirety. Plaintiffs have appealed. In February 2003, defendants' motion to dismiss the case pending in state court in Florida was granted.

      Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits were filed in California courts alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs' claims that defendants violated sections 17200 and/or 17500 of California Business and Professions Code pursuant to which plaintiffs allege that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants' motions for summary judgment as to all claims in one of the cases. Plaintiffs have appealed. Trial in the other case is scheduled for August 2003.

      Tobacco Growers' Case: In February 2000, a suit was filed on behalf of a purported class of tobacco growers and quota-holders, and amended complaints were filed in May 2000 and in August 2000. The second amended complaint alleges that defendants, including PM USA, violated antitrust laws by bid-rigging and allocating purchases at tobacco auctions and by conspiring to undermine the tobacco quota and price-support program administered by the federal government. In October 2000, defendants filed motions to dismiss the amended complaint and to transfer the case, and plaintiffs filed a motion for class certification. In November 2000, the court granted defendants' motion to transfer the case to the United States District Court for the Middle District of North Carolina. In December 2000, plaintiffs served a motion for leave to file a third amended complaint to add tobacco leaf buyers as defendants. This motion was granted, and the additional parties were served in February 2001. In March 2001, the leaf buyer defendants filed a motion to dismiss the case. In July 2001, the court denied the manufacturer and leaf buyer defendants' motions to dismiss the case, and in April 2002 granted plaintiffs' motion for class certification. Defendants' petition for interlocutory review of the class certification order was denied in June 2002. Trial is scheduled for April 2004.

      Consolidated Putative Punitive Damages Cases: In September 2000, a putative class action was filed in the federal district court in the Eastern District of New York that purported to consolidate punitive damages claims in ten tobacco-related actions then pending in federal district courts in New York and

Pennsylvania. In July 2002, plaintiffs filed an amended complaint and a motion seeking certification of a punitive damages class of persons residing in the United States who smoke or smoked defendants' cigarettes, and who have been diagnosed by a physician with an enumerated disease from April 1993 through the date notice of the certification of this class is disseminated. The following persons are excluded from the class: (1) those who have obtained judgments or settlements against any defendants; (2) those against whom any defendant has obtained judgment; (3) persons who are part of the certified Engle class; (4) persons who should have reasonably realized that they had an enumerated disease prior to April 9, 1993; and (5) those whose diagnosis or reasonable basis for knowledge predates their use of tobacco. In September 2002, the court granted plaintiffs' motion for class certification. Defendants petitioned the United States Court of Appeals for the Second Circuit for review of the trial court's ruling, and the Second Circuit has agreed to hear defendant's petition. Trial of the case has been stayed pending resolution of defendants' petition.

Certain Other Actions

      Italian Tax Matters: Two hundred tax assessments, that allege nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1996 and income taxes for the years 1987 to 1996) have been served upon certain affiliates of ALG. The aggregate amount of alleged unpaid taxes assessed to date is the euro equivalent of $2.5 billion. In addition, the euro equivalent of $4.1 billion in interest and penalties has been assessed. ALG anticipates that value-added and income tax assessments may also be received with respect to subsequent years. All of the assessments are being vigorously contested. To date, the Italian administrative tax court in Milan has overturned 188 of the assessments, and the tax authorities have appealed to the regional appellate court in Milan. To date, the regional appellate court has rejected 84 of the appeals filed by the tax authorities. The tax authorities have appealed 48 of the 84 decisions of the regional appellate court to the Italian Supreme Court, and a hearing on 45 of the 48 cases was held in December 2001. Six of the 84 decisions were not appealed and are now final. In March, May, July and December 2002, the Italian Supreme Court issued its decisions in the 45 appeals that were heard in December 2001. The Italian Supreme Court rejected 12 of the 45 appeals and these 12 cases are now final. The Italian Supreme Court vacated the decisions of the regional appellate court in 33 of the cases and remanded these cases back to the regional appellate court for further hearings on the merits. In a separate proceeding in October 1997, a Naples court dismissed charges of criminal association against certain present and former officers and directors of affiliates of ALG, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. In March 2002, after the Milan prosecutor's investigation into the matter, these present and former officers and directors received notices that an initial hearing would take place in June 2002 at which time the ''preliminary judge'' hearing the case would evaluate whether the Milan prosecutor's charges should be sent to a criminal judge for a full trial. At the June 2002 hearing, the ''preliminary judge'' ruled that there was no legal basis for the prosecutor's charges and acquitted all of the defendants; the prosecutor has appealed. ALG, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws and are vigorously contesting the pending assessments and proceedings.

      It is not possible to predict the outcome of the litigation pending against ALG and its subsidiaries. Litigation is subject to many uncertainties. As discussed above under ''Recent Trial Results,'' unfavorable verdicts awarding substantial damages against PM USA have been returned in 11 cases in recent years and these cases are in various post-trial stages. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. In the event of an adverse trial result in certain pending litigation, the defendant may not be able to obtain a required bond or obtain relief from bonding requirements in order to prevent a plaintiff from seeking to collect a judgment while an adverse verdict is being appealed. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

      ALG and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this Item 3. Legal Proceedings: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related litigation; (ii) management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

      The present legislative and litigation environment is substantially uncertain, and it is possible that the business and volume of ALG's subsidiaries, as well as Altria Group, Inc.'s consolidated results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal or state tobacco legislation. ALG and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts against it. All such cases are, and will continue to be, vigorously defended. However, ALG and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of ALG's stockholders to do so.

      Reference is made to Note 18 for a description of certain pending legal proceedings. Reference is also made to Exhibit 99.1 to this Form 10-K for a list of pending smoking and health class actions, health care cost recovery actions, and certain other actions, and for a description of certain developments in such proceedings; and Exhibit 99.2 for a schedule of the case under the California Business and Professions Code and the consolidated individual smoking and health cases, as well as the health care cost recovery, Lights/Ultra Lights and Tobacco Price cases, which are currently scheduled for trial through the end of 2003. Copies of Note 18 and Exhibits 99.1 and 99.2 are available upon written request to the Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The information called for by this Item is hereby incorporated by reference to the paragraph captioned ''Quarterly Financial Data (Unaudited)'' on page 73 of the 2002 Annual Report and made a part hereof.

Item 6. Selected Financial Data.

      The information called for by this Item is hereby incorporated by reference to the information with respect to 1998-2002 appearing under the caption ''Selected Financial Data'' on page 43 of the 2002 Annual Report and made a part hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information called for by this Item is hereby incorporated by reference to the paragraphs captioned ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' (''MD&A'') on pages 22 to 42 of the 2002 Annual Report and made a part hereof.

      Following a $10.1 billion judgment on March 21, 2003 against PM USA in the Price litigation described in Item 3, the judge granted PM USA's request for a stay of enforcement of the judgment for a period of 30 days. Thereafter, under the judgment, enforcement will be stayed only if an appeal bond in the amount of $12 billion is presented and approved. PM USA believes that requiring a bond in such an amount, in order to stay execution pending appeal, would be unconstitutional and would also violate Illinois law. It is not possible for PM USA to post such a bond and, absent judicial or legislative relief, PM USA would not be able to stay enforcement of the judgment in Illinois. PM USA will take all appropriate steps to seek to prevent this from occurring.

      As a result of these developments, the three major credit rating agencies placed ALG's credit ratings on watch with negative implications. While Kraft is not a party to, and has no exposure to, this litigation, its credit ratings are affected by those of ALG and, accordingly, its ratings were also placed on watch with negative implications. The rating agencies' actions are expected to result in higher short-term borrowing costs for ALG and Kraft. None of ALG's or Kraft's debt agreements require accelerated repayment in the event of a decrease in credit ratings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned ''Market Risk'' and ''Value at Risk'' on pages 39 to 40 of the 2002 Annual Report and made a part hereof.

Item 8. Financial Statements and Supplementary Data.

      The information called for by this Item is hereby incorporated by reference to the 2002 Annual Report as set forth under the caption ''Quarterly Financial Data (Unaudited)'' on page 73 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers as of February 28, 2003:

Name	Office	Age
Bruce S. Brown	Vice President, Corporate Taxes	63
André Calantzopoulos	President and Chief Executive Officer of Philip Morris International Inc.	46
Louis C. Camilleri	Chairman of the Board and Chief Executive Officer	48
Nancy J. De Lisi	Senior Vice President, Mergers and Acquisitions	52
Roger K. Deromedi	Co-Chief Executive Officer of Kraft Foods Inc.; and President and Chief Executive Officer of Kraft Foods International, Inc.	49
Dinyar S. Devitre	Senior Vice President and Chief Financial Officer	55
Amy J. Engel	Vice President and Treasurer	46
David I. Greenberg	Senior Vice President and Chief Compliance Officer	48
Betsy D. Holden	Co-Chief Executive Officer of Kraft Foods Inc.; and President and Chief Executive Officer of Kraft Foods North America, Inc.	47
G. Penn Holsenbeck	Vice President, Associate General Counsel and Corporate Secretary	56
Kenneth F. Murphy	Senior Vice President, Human Resources and Administration	47
Steven C. Parrish	Senior Vice President, Corporate Affairs	52
Michael E. Szymanczyk	Chairman and Chief Executive Officer of Philip Morris USA Inc.	54
Joseph A. Tiesi	Vice President and Controller	44
Charles R. Wall	Senior Vice President and General Counsel	57

      With the exception of Dinyar S. Devitre, all of the above-mentioned officers have been employed by ALG or its subsidiaries in various capacities during the past five years. Dinyar S. Devitre was appointed Senior Vice President and Chief Financial Officer of ALG effective April 25, 2002. From April 2001 to March 2002, he acted as a private business consultant. From January 1998 to March 2001, Mr. Devitre was Executive Vice President at Citigroup Inc. in Europe.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under ALG's equity compensation plans at December 31, 2002 were as follows:

	Number of Shares to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by stockholders	114,468,840	$37.62	94,305,259

Item 13. Certain Relationships and Related Transactions.

      Except for the information relating to executive officers set forth above in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-13 is hereby incorporated by reference to ALG's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 24, 2003, filed with the SEC on March 17, 2003, and, except as indicated therein, made a part hereof.

Item 14. Controls and Procedures

      Within the 90 days prior to the filing date of this report, Altria Group, Inc. carried out an evaluation, under the supervision and with the participation of Altria Group, Inc.'s management, including ALG's Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of Altria Group, Inc.'s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, ALG's Chairman and Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.'s disclosure controls and procedures are effective in timely alerting them to material information relating to Altria Group, Inc.'s (including its consolidated subsidiaries) required to be included in ALG's periodic SEC filings. Since the date of the evaluation, there have been no significant changes in Altria Group, Inc.'s internal controls or in other factors that could significantly affect the controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	2002 Annual Report Page
Data incorporated by reference to Altria Group, Inc.'s 2002 Annual Report:
Consolidated Balance Sheets at December 31, 2002 and 2001	—	44-45
Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000	—	46
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	—	47
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	—	48-49
Notes to Consolidated Financial Statements	—	50-73
Report of Independent Accountants	—	74
Data submitted herewith:
Report of Independent Accountants on Financial Statement Schedule	S-1	—
Financial Statement Schedule—Valuation and Qualifying Accounts	S-2	—

      Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	Reports on Form 8-K: The Registrant filed a Current Report on Form 8-K on January 29, 2003 containing the Registrant's consolidated financial statements for the year ended December 31, 2002. The Registrant filed a Current Report on Form 8-K on January 29, 2003 relating to the name change from Philip Morris Companies Inc. to Altria Group, Inc.
(c)	The following exhibits are filed as part of this Report (Exhibit Nos. 10.1-10.16 and Exhibits 10.27 and 10.28 are management contracts, compensatory plans or arrangements):

3.1	—	Articles of Amendment to the Restated Articles of Incorporation of ALG and Restated Articles of Incorporation of ALG
3.2	—	By-Laws, as amended, of ALG
4.1	—	Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank, Trustee.(1)
4.2	—	First Supplemental Indenture dated as of February 1, 1991, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank) Trustee.(2)
4.3	—	Second Supplemental Indenture dated as of January 21, 1992, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank) Trustee.(3)
4.4	—	Indenture dated as of December 2, 1996, between ALG and JPMorgan Chase Bank, Trustee.(4)
4.5	—	Indenture dated as of October 17, 2001, between Kraft Foods Inc. and JPMorgan Chase Bank, Trustee.(20)

4.6	—	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.
10.1	—	Financial Counseling Program.(5)
10.2	—	Benefit Equalization Plan, as amended.(6)
10.3	—	Form of Employee Grantor Trust Enrollment Agreement.(7)
10.4	—	Automobile Policy.(5)
10.5	—	Form of Employment Agreement between ALG and its executive officers.(8)
10.6	—	Supplemental Management Employees' Retirement Plan of ALG, as amended.(5)
10.7	—	1992 Incentive Compensation and Stock Option Plan.(5)
10.8	—	1992 Compensation Plan for Non-Employee Directors, as amended.(9)
10.9	—	Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996.(7)
10.10	—	Form of Executive Master Trust between ALG, JPMorgan Chase Bank and Handy Associates.(8)
10.11	—	1997 Performance Incentive Plan.(10)
10.12	—	Long-Term Disability Benefit Equalization Plan, as amended.(5)
10.13	—	Survivor Income Benefit Equalization Plan, as amended.(5)
10.14	—	2000 Performance Incentive Plan.(18)
10.15	—	2000 Stock Compensation Plan for Non-Employee Directors, as amended.
10.16	—	Post-Retirement Consulting Agreement between ALG and Geoffrey C. Bible.(21)
10.17	—	Comprehensive Settlement Agreement and Release dated October 17, 1997, related to settlement of Mississippi health care cost recovery action.(5)
10.18	—	Settlement Agreement dated August 25, 1997, related to settlement of Florida health care cost recovery action.(11)
10.19	—	Comprehensive Settlement Agreement and Release dated January 16, 1998, related to settlement of Texas health care cost recovery action.(12)
10.20	—	Settlement Agreement and Stipulation for Entry of Judgment, dated May 8, 1998, regarding the claims of the State of Minnesota.(13)
10.21	—	Settlement Agreement and Release, dated May 8, 1998, regarding the claims of Blue Cross and Blue Shield of Minnesota.(13)
10.22	—	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the Mississippi health care cost recovery action.(14)
10.23	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action.(14)
10.24	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action.(15)
10.25	—	Master Settlement Agreement relating to state health care cost recovery and other claims.(16)
10.26	—	Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters.(19)
10.27	—	Agreement between ALG and William H. Webb.(22)
10.28	—	Agreement among ALG, PM USA and Michael E. Szymanczyk.(22)
12	—	Statements re: computation of ratios.(17)
13	—	Pages 21 to 74 of the 2002 Annual Report, but only to the extent set forth in Items 1, 3, 5-7, 7A, 8 and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2002 Annual Report is not to be deemed ''filed'' as part of this Report.
21	—	Subsidiaries of ALG.

23	—	Consent of independent accountants.
24	—	Powers of attorney.
99.1	—	Certain Pending Litigation Matters and Recent Developments.
99.2	—	Trial Schedule.
99.3	—	Additional Exhibits.

(1)	Incorporated by reference to ALG's Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990.
(2)	Incorporated by reference to ALG's Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991.
(3)	Incorporated by reference to ALG's Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992.
(4)	Incorporated by reference to ALG's Registration Statement on Form S-3/A (No. 333-35143) dated January 29, 1998.
(5)	Incorporated by reference to ALG's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).
(6)	Incorporated by reference to ALG's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-08940).
(7)	Incorporated by reference to ALG's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).
(8)	Incorporated by reference to ALG's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-08940).
(9)	Incorporated by reference to ALG's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-08940).
(10)	Incorporated by reference to ALG's proxy statement dated March 10, 1997 (File No. 1-08940).
(11)	Incorporated by reference to ALG's Current Report on Form 8-K dated August 25, 1997 (File No. 1-08940).
(12)	Incorporated by reference to ALG's Current Report on Form 8-K dated January 16, 1998 (File No. 1-08940).
(13)	Incorporated by reference to ALG's Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(14)	Incorporated by reference to ALG's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(15)	Incorporated by reference to ALG's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(16)	Incorporated by reference to ALG's Current Report on Form 8-K dated November 25, 1998, as amended by Form 8/K-A dated December 24, 1998.
(17)	Incorporated by reference to ALG's Current Report on Form 8-K dated January 29, 2003.
(18)	Incorporated by reference to ALG's proxy statement dated March 10, 2000.
(19)	Incorporated by reference to ALG's Current Report on Form 8-K dated May 8, 2001.
(20)	Incorporated by reference to Kraft Foods Inc.'s Registration Statement on Form S-3 (No. 333-67770) dated August 16, 2001.
(21)	Incorporated by reference to ALG's Annual Report on Form 10-K for the year ended December 31, 2001.
(22)	Incorporated by reference to ALG's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.
By:	/s/ LOUIS C. CAMILLERI (Louis C. Camilleri, Chairman of the Board and Chief Executive Officer)

Date: March 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ LOUIS C. CAMILLERI (Louis C. Camilleri)	Director, Chairman of the Board and Chief Executive Officer	March 27, 2003
/s/ DINYAR S. DEVITRE (Dinyar S. Devitre)	Senior Vice President and Chief Financial Officer	March 27, 2003
/s/ JOSEPH A. TIESI (Joseph A. Tiesi)	Vice President and Controller	March 27, 2003
*ELIZABETH E. BAILEY,
    HAROLD BROWN,
    MATHIS CABIALLAVETTA,
    JANE EVANS,
    J. DUDLEY FISHBURN,
    ROBERT E. R. HUNTLEY,
    THOMAS W. JONES,
    BILLIE JEAN KING,
    JOHN D. NICHOLS,
    LUCIO A. NOTO,
    JOHN S. REED,
    CARLOS SLIM HELÚ,
STEPHEN M. WOLF	Directors
*BY: /s/ LOUIS C. CAMILLERI (Louis C. Camilleri, Attorney-in-fact)		March 27, 2003

CERTIFICATIONS

I, Louis C. Camilleri, Chairman and Chief Executive Officer of Altria Group, Inc., certify that:
1.	I have reviewed this annual report on Form 10-K of Altria Group, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ''Evaluation Date''); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ LOUIS C. CAMILLERI
Louis C. Camilleri, Chairman and Chief Executive Officer

CERTIFICATIONS

I, Dinyar S. Devitre, Senior Vice President and Chief Financial Officer of Altria Group, Inc., certify that:
1.	I have reviewed this annual report on Form 10-K of Altria Group, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ''Evaluation Date''); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ DINYAR S. DEVITRE Dinyar S. Devitre, Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
ALTRIA GROUP, INC.:

      Our audits of the consolidated financial statements referred to in our report dated January 27, 2003 appearing in the 2002 Annual Report to Shareholders of Altria Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York
January 27, 2003

S-1

ALTRIA GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002, 2001 and 2000
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2002:
CONSUMER PRODUCTS:
Allowance for discounts	$13	$710	$2	$713	$12
Allowance for doubtful accounts	207	32	(51)	32	156
Allowance for returned goods	7	166	—	157	16

	$227	$908	$(49)	$902	$184

FINANCIAL SERVICES:
Allowance for losses	$132	$324	$—	$12	$444

2001:
CONSUMER PRODUCTS:
Allowance for discounts	$9	$709	$4	$709	$13
Allowance for doubtful accounts	210	27	5	35	207
Allowance for returned goods	8	145	—	146	7

	$227	$881	$9	$890	$227

FINANCIAL SERVICES:
Allowance for losses	$121	$11	$—	$—	$132

2000:
CONSUMER PRODUCTS:
Allowance for discounts	$7	$815	$—	$813	$9
Allowance for doubtful accounts	180	3	62	35	210
Allowance for returned goods	8	111	—	111	8

	$195	$929	$62	$959	$227

FINANCIAL SERVICES:
Allowance for losses	$118	$3	$—	$—	$121

Notes:

 (a) Primarily related to divestitures, acquisitions and currency translation.

 (b) Represents charges for which allowances were created.

S-2