Form 10-Q
period 2003-03-31
ALTRIA GROUP INC
filed 2003-05-15
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8940

Altria Group, Inc.

(Exact name of registrant as specified in its charter)

Virginia	13-3260245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(917) 663-4000

Registrant’s telephone number, including area code

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

At April 30, 2003, there were 2,024,843,316 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Consumer products
Cash and cash equivalents	$1,391	$565

Receivables (less allowances of $140 and $142)	5,465	5,139

Inventories:
Leaf tobacco	3,421	3,605
Other raw materials	2,109	1,935
Finished product	3,917	3,587

	9,447	9,127

Other current assets	2,888	2,610

Total current assets	19,191	17,441

Property, plant and equipment, at cost	25,338	24,553
Less accumulated depreciation	10,237	9,707

	15,101	14,846
Goodwill and other intangible assets, net	38,109	37,871

Other assets	8,606	8,151

Total consumer products assets	81,007	78,309
Financial services
Finance assets, net	8,751	9,075
Other assets	142	156

Total financial services assets	8,893	9,231

TOTAL ASSETS	$89,900	$87,540

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except per share data)

(Unaudited)

	March 31, 2003	December 31, 2002
LIABILITIES
Consumer products
Short-term borrowings	$1,026	$407
Current portion of long-term debt	905	1,558
Accounts payable	2,726	3,088
Accrued liabilities:
Marketing	2,622	3,192
Taxes, except income taxes	2,075	1,735
Employment costs	779	1,099
Settlement charges	3,883	3,027
Other	2,462	2,563
Income taxes	2,075	1,103
Dividends payable	1,300	1,310

Total current liabilities	19,853	19,082

Long-term debt	20,782	19,189
Deferred income taxes	6,092	6,112
Accrued postretirement health care costs	3,136	3,128
Minority interest	4,445	4,366
Other liabilities	7,574	8,004

Total consumer products liabilities	61,882	59,881

Financial services
Long-term debt	2,126	2,166
Deferred income taxes	5,516	5,521
Other liabilities	227	494

Total financial services liabilities	7,869	8,181

Total liabilities	69,751	68,062

Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	4,776	4,642
Earnings reinvested in the business	44,016	43,259
Accumulated other comprehensive losses (including currency translation of $2,636 and $2,951)	(3,614)	(3,956)

	46,113	44,880
Less cost of repurchased stock (781,410,558 and 766,701,765 shares)	(25,964)	(25,402)

Total stockholders’ equity	20,149	19,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,900	$87,540

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Net revenues	$19,371	$20,535
Cost of sales	7,565	8,532
Excise taxes on products	4,887	4,575

Gross profit	6,919	7,428

Marketing, administration and research costs	3,053	3,063
Integration costs		27
Separation programs and asset impairment		165
Amortization of intangibles	2	2

Operating income	3,864	4,171

Interest and other debt expense, net	283	293

Earnings before income taxes and minority interest	3,581	3,878

Provision for income taxes	1,261	1,376

Earnings before minority interest	2,320	2,502

Minority interest in earnings and other, net	134	137

Net earnings	$2,186	$2,365

Per share data:

Basic earnings per share	$1.08	$1.10

Diluted earnings per share	$1.07	$1.09

Dividends declared	$0.64	$0.58

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2002 and

the Three Months Ended March 31, 2003

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity
Balances, January 1, 2002	$935	$4,503	$37,269	$(3,238)	$(135)	$(3,373)	$(19,714)	$19,620

Comprehensive earnings:
Net earnings			11,102					11,102
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				287		287		287
Additional minimum pension liability					(760)	(760)		(760)
Change in fair value of derivatives accounted for as hedges					(110)	(110)		(110)

Total other comprehensive losses								(583)

Total comprehensive earnings								10,519

Exercise of stock options and issuance of other stock awards		139	15				563	717
Cash dividends declared ($2.44 per share)			(5,127)					(5,127)
Stock repurchased							(6,251)	(6,251)

Balances, December 31, 2002	935	4,642	43,259	(2,951)	(1,005)	(3,956)	(25,402)	19,478

Comprehensive earnings:
Net earnings			2,186					2,186
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				315		315		315
Additional minimum pension liability					(3)	(3)		(3)
Change in fair value of derivatives accounted for as hedges					30	30		30

Total other comprehensive earnings								342

Total comprehensive earnings								2,528

Exercise of stock options and issuance of other stock awards		134	(130)				127	131
Cash dividends declared ($0.64 per share)			(1,299)					(1,299)
Stock repurchased							(689)	(689)

Balances, March 31, 2003	$935	$4,776	$44,016	$(2,636)	$(978)	$(3,614)	$(25,964)	$20,149

Total comprehensive earnings were $2,153 million for the quarter ended March 31, 2002.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings —Consumer products	$2,130	$2,322
—Financial services	56	43

Net earnings	2,186	2,365
Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	341	334
Deferred income tax (benefit) provision	(162)	736
Minority interest in earnings and other, net	134	137
Integration costs		27
Separation programs and asset impairments		165
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(271)	(192)
Inventories	(187)	66
Accounts payable	(420)	(887)
Income taxes	970	22
Accrued liabilities and other current assets	(797)	(321)
Settlement charges	856	(1,477)
Pension plan contributions	(678)	(36)
Other	87	56
Financial services
Deferred income tax benefit	(5)	(15)
Other	119	120

Net cash provided by operating activities	2,173	1,100

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures	(423)	(364)
Purchases of businesses, net of acquired cash	(5)	(62)
Proceeds from sales of businesses		81
Other	13	11
Financial services
Investments in finance assets	(109)	(61)
Proceeds from finance assets	80	105

Net cash used in investing activities	(444)	(290)

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2003	2002
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Net issuance of short-term borrowings	$2,085	$2,043
Long-term debt proceeds	18	13
Long-term debt repaid	(675)	(738)
Financial services
Net repayment of short-term borrowings		(512)
Long-term debt proceeds		440
Long-term debt repaid	(144)
Repurchase of Altria Group, Inc. common stock	(777)	(1,087)
Repurchase of Kraft Foods Inc. common stock	(79)
Dividends paid on Altria Group, Inc. common stock	(1,309)	(1,248)
Issuance of Altria Group, Inc. common stock	52	306
Other	(104)	(74)

Net cash used in financing activities	(933)	(857)

Effect of exchange rate changes on cash and cash equivalents	30	(23)

Cash and cash equivalents:
Increase (decrease)	826	(70)
Balance at beginning of period	565	453

Balance at end of period	$1,391	$383

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Company Name Change:

In April 2002, the stockholders of Philip Morris Companies Inc. approved changing the name of the parent company from Philip Morris Companies Inc. to Altria Group, Inc. (“ALG”). The name change became effective on January 27, 2003.

Note 2. Accounting Policies:

Basis of Presentation

The interim condensed consolidated financial statements of Altria Group, Inc. and subsidiaries (“Altria Group, Inc.”) are unaudited. It is the opinion of Altria Group, Inc.’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations, which appear in Altria Group, Inc.’s Annual Report to Stockholders and which are incorporated by reference into Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due primarily to the disclosure of more detailed information on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows.

Stock-Based Compensation Expense

Altria Group, Inc. accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which does not result in compensation cost for stock options. The market value of restricted stock at date of grant is recorded as compensation expense over the period of restriction.

In January 2003, Altria Group, Inc. granted approximately 2.3 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 1.5 million equivalent shares. In addition, Kraft Foods Inc. (“Kraft”) granted approximately 3.7 million Class A shares to eligible U.S.-based employees and issued rights to receive approximately 1.6 million Class A equivalent shares to eligible non-U.S. employees. Restrictions on the shares lapse in the first quarter of 2006. During the quarters ended March 31, 2003 and March 31, 2002, Altria Group, Inc.’s consolidated financial statements reflect compensation expense related to restricted stock awards of $17 million (including $9 million related to Kraft awards) and $5 million, respectively.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2003, Altria Group, Inc. had stock-based employee compensation plans. Altria Group, Inc. applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in net earnings, as all options granted under those plans had an exercise price not less than the market value of the common stock on the date of the grant. Net earnings, as reported, includes the after-tax impact of compensation expense related to restricted stock. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for the quarters ended March 31, 2003 and March 31, 2002 (in millions, except per share data):

	2003	2002
Net earnings, as reported	$2,186	$2,365
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	13	42

Pro forma net earnings	$2,173	$2,323

Earnings per share:
Basic—as reported	$1.08	$1.10

Basic—pro forma	$1.07	$1.08

Diluted—as reported	$1.07	$1.09

Diluted—pro forma	$1.07	$1.07

Note 3. Recently Adopted Accounting Standards:

Effective January 1, 2003, Altria Group, Inc. adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The adoption of SFAS No. 146 did not have a material impact on Altria Group, Inc.’s consolidated financial position, results of operations or cash flows for the period ended March 31, 2003.

Effective January 1, 2003, Altria Group, Inc. adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 required the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 required the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, Altria Group, Inc. has applied the recognition provisions of Interpretation No. 45 to guarantee activities initiated after December 31, 2002. Adoption of Interpretation No. 45 as of January 1, 2003 did not have a material impact on Altria Group, Inc.’s consolidated financial statements. See Note 10. Contingencies for a further discussion of guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No. 46 requires immediate

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. ALG’s financial services subsidiary, Philip Morris Capital Corporation (“PMCC”), uses various legal entity formations, such as owner trusts, grantor trusts, limited liability companies and partnerships to purchase and hold assets, which are leased to third parties. Most of these entities have historically been and are currently consolidated entities of PMCC. Altria Group, Inc. is currently evaluating the impact, if any, of adoption of the provisions of Interpretation No. 46 on July 1, 2003. However, Altria Group, Inc. does not currently expect the adoption of Interpretation No. 46 to have a material impact on its consolidated financial statements.

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill by segment was as follows (in millions):

	March 31, 2003	December 31, 2002
International tobacco	$1,000	$981
North American food	20,768	20,722
International food	4,512	4,334

Total goodwill	$26,280	$26,037

Intangible assets were as follows:

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)
Non-amortizable intangible assets	$11,794		$11,810
Amortizable intangible assets	67	$32	54	$30

Total intangible assets	$11,861	$32	$11,864	$30

Non-amortizable intangible assets are substantially comprised of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the quarter ended March 31, 2003 was $2 million. Based upon the amortizable intangible assets recorded on the balance sheet as of March 31, 2003, amortization expense for each of the next five years is estimated to be $8 million or less.

The increase in goodwill and other intangible assets, net, at March 31, 2003 from December 31, 2002 of $238 million is due primarily to currency translation.

Note 5. Financial Instruments:

During the three months ended March 31, 2003 and 2002, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next twenty-two months. At March 31, 2003, Altria Group, Inc. estimates derivative losses of $51 million, net of income taxes, reported in accumulated other comprehensive earnings (losses) will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at March 31, 2003 and 2002, Altria Group, Inc. recorded a loss of $65 million, net of income taxes, and a gain of $1 million, net of income taxes, respectively, which represented effective hedges of net investments.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2003	2002
	(in millions)
(Loss) gain at beginning of period	$(77)	$33
Derivative losses transferred to earnings	2	92
Change in fair value	28	(50)

(Loss) gain as of March 31	$(47)	$75

Note 6. Miller Brewing Company Transaction:

On May 30, 2002, ALG announced an agreement with South African Breweries plc (“SAB”) to merge Miller Brewing Company (“Miller”) into SAB. The transaction closed on July 9, 2002, and SAB changed its name to SABMiller plc (“SABMiller”). At closing, ALG received 430 million shares of SABMiller valued at approximately $3.4 billion, based upon a share price of 5.12 British pounds per share, in exchange for Miller, which had $2.0 billion of existing debt. The shares in SABMiller owned by ALG resulted in a 36% economic interest in SABMiller and a 24.9% voting interest. The transaction resulted in a pre-tax gain of $2.6 billion, or $1.7 billion after-tax. The gain was recorded in the third quarter of 2002. Beginning with the third quarter of 2002, ALG’s ownership interest in SABMiller is being accounted for under the equity method. Accordingly, ALG’s investment in SABMiller of approximately $2.0 billion and $1.9 billion is included in other assets on the condensed consolidated balance sheets at March 31, 2003 and December 31, 2002, respectively. In addition, ALG records its share of SABMiller’s net earnings, based on its economic ownership percentage, in minority interest in earnings and other, net, on the condensed consolidated statement of earnings.

Note 7. Acquisitions and Divestitures:

In April 2003, Kraft Foods International, Inc. (“KFI”) completed the acquisition of a biscuits business in Egypt and announced an agreement to sell its retail rice business in Germany, Austria and Denmark, subject to approval by the German competition authorities. In May 2003, Philip Morris International Inc. (“PMI”) announced an agreement to purchase 76% of a tobacco business in Greece for approximately $420 million with the intention to bid for the remaining 24%. The transaction, which is expected to close in the second half of 2003, is subject to the completion of due diligence and regulatory approval.

During the first quarter of 2002, KFI acquired a biscuits business in Australia for $62 million and Kraft Foods North America, Inc. (“KFNA”) sold several small North American food businesses, which were previously classified as businesses held for sale, for $81 million. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from Altria Group, Inc.’s condensed consolidated statements of earnings and no gain or loss was recognized on these sales.

The operating results of businesses acquired and sold were not material to Altria Group, Inc.’s consolidated financial position or operating results in any of the periods presented.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended
	March 31,
	2003	2002
	(in millions)
Net earnings	$2,186	$2,365

Weighted average shares for basic EPS	2,032	2,145
Plus incremental shares from assumed conversions:
Restricted stock and stock rights	1	3
Stock options	7	23

Weighted average shares for diluted EPS	2,040	2,171

Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock, the amount of the related unamortized compensation expense. For the first quarter of 2003, 76 million shares of common stock were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period). The number of shares excluded for the first quarter of 2002 was immaterial.

Note 9. Segment Reporting:

The products of ALG’s subsidiaries include cigarettes, food (consisting principally of a wide variety of snacks, beverages, cheese, grocery products and convenient meals) and beer, prior to the merger of Miller into SAB on July 9, 2002. Another subsidiary of ALG, PMCC, is primarily engaged in leasing activities. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of domestic tobacco, international tobacco, North American food, international food, beer (prior to July 9, 2002) and financial services.

Altria Group, Inc.’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net (consumer products), and provision for income taxes are centrally managed at the ALG level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s management.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Three Months Ended March 31,
	2003	2002
	(in millions)
Net revenues:
Domestic tobacco	$3,817	$5,018
International tobacco	8,079	7,034
North American food	5,380	5,294
International food	1,979	1,853
Beer		1,219
Financial services	116	117

Net revenues	$19,371	$20,535

Operating companies income:
Domestic tobacco	$742	$1,250
International tobacco	1,690	1,564
North American food	1,297	1,098
International food	237	252
Beer		107
Financial services	83	71

Total operating companies income	4,049	4,342
Amortization of intangibles	(2)	(2)
General corporate expenses	(183)	(169)

Operating income	3,864	4,171
Interest and other debt expense, net	(283)	(293)

Earnings before income taxes and minority interest	$3,581	$3,878

As more fully discussed in Note 6. Miller Brewing Company Transaction, on July 9, 2002, Miller was merged into SAB to form SABMiller.

During the first quarter of 2002, operating companies income for the North American food segment included a pre-tax charge of $27 million related to the consolidation of production lines.

During the first quarter of 2002, approximately 800 food and beer employees accepted the benefits offered by separation programs and elected to retire or terminate employment. Pre-tax charges of $135 million, $7 million and $23 million were recorded in the operating companies income of the North American food, international food and beer segments, respectively, during the first quarter of 2002 for these separation programs, as well as a beer asset impairment.

Note 10. Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against ALG, its subsidiaries and affiliates, including Philip Morris USA Inc. (“PM USA”) and PMI, as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms “Lights” and “Ultra Lights” constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. Plaintiffs’ theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery and certain other actions pending as of May 1, 2003, and discusses certain developments in such cases since March 27, 2003.

As of May 1, 2003, there were approximately 1,375 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM USA and, in some instances, ALG, compared with approximately 1,500 such cases on May 1, 2002 and on May 1, 2001. In certain jurisdictions, individual smoking and health cases have been aggregated for trial in a single proceeding; the largest such proceeding aggregates 1,100 cases in West Virginia. An estimated 15 of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke (“ETS”). In addition, approximately 2,800 additional individual cases are pending in Florida by current and former flight attendants claiming personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

As of May 1, 2003, there were an estimated 41 smoking and health putative class actions pending in the United States against PM USA and, in some cases, ALG (including three that involve allegations of various personal injuries related to exposure to ETS), compared with approximately 25 such cases on May 1, 2002, and approximately 31 such cases on May 1, 2001.

As of May 1, 2003, there were an estimated 41 health care cost recovery actions, including the suit discussed below under “Federal Government’s Lawsuit” filed by the United States government, pending in the United States against PM USA and, in some instances, ALG, compared with approximately 44 such cases pending on May 1, 2002, and 50 such cases on May 1, 2001. In addition, health care cost recovery actions are pending in Israel, the Province of British Columbia, Canada, France and Spain.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 89 smoking and health cases brought on behalf of individuals (Argentina (45), Australia, Brazil (27), Czech Republic, Germany, Ireland, Israel (2), Italy (5), the Philippines, Poland, Scotland, Spain (2) and Venezuela), compared with approximately 70 such cases on May 1, 2002, and 60 such cases on May 1, 2001. In addition, as of May 1, 2003, there were eight smoking and health putative class actions pending outside the United States (Brazil, Canada (4), and Spain (3)), compared with eight such cases on May 1, 2002, and 11 such cases on May 1, 2001.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pending and Upcoming Trials

Trial is currently underway in a smoking and health class action in Louisiana in which PM USA is a defendant and in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs (Scott, et al. v. The American Tobacco Company, Inc. et al.). Trials are also underway in two individual smoking and health cases in Missouri (Welch v. Brown & Williamson, et al.) and California (Reller v. Philip Morris Incorporated, et al.).

As set forth in Exhibit 99.2 hereto, additional cases against PM USA and, in some instances, ALG, are scheduled for trial through the end of 2003. They include a class action in California in which plaintiffs seek restitution under the California Business and Professions Code for the costs of cigarettes purchased by class members during the class period, a putative Lights/Ultra Lights class action in Ohio and a class action in Kansas in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. An estimated nine individual smoking and health cases are scheduled for trial through the end of 2003, including one trial scheduled to begin in June in California and two trials scheduled to begin in August in Missouri and Puerto Rico. In addition, 12 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by ETS are scheduled for trial through the end of 2003; seven of the cases brought by flight attendants are scheduled to begin trial during the next three months. Cases against other tobacco companies are also scheduled for trial through the end of 2003. Trial dates, however, are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 31 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 19 of the 31 cases. These 19 cases were tried in California, Florida (6), Mississippi, New Jersey, New York (3), Ohio (2), Pennsylvania, Rhode Island, Tennessee (2) and West Virginia. Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in West Virginia, Ohio and Florida; a motion for a new trial has been granted in one of the cases in Florida. In December 2002, the court in an individual smoking and health case in California dismissed the case at the end of trial after ruling that plaintiffs had not introduced sufficient evidence to support their claims, and plaintiffs have appealed. In addition, in May 2002, a mistrial was declared in a case brought by a flight attendant claiming personal injuries allegedly caused by ETS, and the case was subsequently dismissed. In 2001, a mistrial was declared in New York in an asbestos contribution case, and plaintiffs subsequently voluntarily dismissed the case. The chart below lists the verdicts and post-trial developments in the 12 cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
April 2003	Florida/Eastman	Individual Smoking and Health	$6.54 million in compensatory damages, including $2.62 million against PM USA.	PM USA intends to file post-trial motions challenging the verdict.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2003	Illinois/Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	See the discussion of the Price case under the heading Certain Other Tobacco-Related Litigation—Lights/Ultra Lights Cases.

October 2002	California/Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

June 2002	Florida/French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the court reduced the damages award to $500,000; plaintiff and defendants have appealed.

June 2002	Florida/Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the court reduced the damages award to $24.86 million; PM USA intends to appeal.

March 2002	Oregon/Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.

In May 2002, the trial court reduced the punitive damages award to $100 million, and in July 2002, the trial court denied PM USA’s post-trial motions challenging the verdict. PM USA and plaintiff have appealed.

June 2001	California/Boeken	Individual Smoking and Health	$5.5 million in compensatory damages, and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

June 2001	New York/Empire Blue Cross and Blue Shield	Health Care Cost Recovery	$17.8 million in compensatory damages against all defendants, including $6.8 million against PM USA.	In February 2002, the trial court awarded plaintiffs $38 million in attorneys’ fees. Defendants have appealed.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
July 2000	Florida/Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	See “Engle Class Action,” below.

March 2000	California/Whitely	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against PM USA and $10 million in punitive damages against the other defendant.	Defendants have appealed.

March 1999	Oregon/Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.

The trial court reduced the punitive damages award to $32 million, and PM USA appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. The Oregon Supreme Court refused to hear PM USA’s appeal in December 2002. PM USA has petitioned the United States Supreme Court for further review. In view of these developments, although PM USA intends to continue to defend this case vigorously, it recorded a provision of $32 million in the 2002 consolidated financial statements as its best estimate of the probable loss in this case.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 1999	California/Henley	Individual Smoking and Health	$1.5 million in compensatory damages and $50 million in punitive damages against PM USA.

The trial court reduced the punitive damages award to $25 million and PM USA appealed. A California District Court of Appeals affirmed the trial court’s ruling, and PM USA appealed to the California Supreme Court. In October 2002, the California Supreme Court vacated the decision of the District Court of Appeals and remanded the case back to the District Court of Appeals for further consideration. In March 2003, the District Court of Appeals again affirmed the trial court’s ruling. PM USA has appealed to the California Supreme Court.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, PM USA has posted various forms of security totaling $364 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

In addition, since January 1999, jury verdicts have been returned in 13 tobacco-related cases in which neither ALG nor any of its subsidiaries were defendants. Verdicts in favor of defendants were returned in eight of the 13 cases in cases tried in Connecticut, Texas, South Carolina, Mississippi, Louisiana, Missouri and Tennessee (2). Plaintiffs’ appeal is pending in Mississippi. Verdicts in favor of plaintiffs were returned in five of the 13 cases in cases tried in Australia, Kansas, Florida (2) and Puerto Rico. Defendants’ appeals or post-trial motions are pending. In December 2002, the appellate court reversed the ruling in favor of plaintiff in the case in Australia. In October 2002, the court granted defendants’ motion for judgment as a matter of law in the case in Puerto Rico, and entered judgment in favor of defendant. In addition, in a case in France the trial court found in favor of plaintiff; however, the appellate court reversed the trial court’s ruling and dismissed plaintiff’s claim.

Engle Class Action

Verdicts have been returned and judgment has been entered against PM USA and other defendants in the first two phases of this three-phase smoking and health class action trial in Florida. The class consists of all Florida residents and citizens, and their survivors, “who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine.”

In July 1999, the jury returned a verdict against defendants in phase one of the trial concerning certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. Among other things, the jury found that smoking cigarettes causes 20 diseases or medical conditions, that cigarettes are addictive or dependence-producing, defective and unreasonably dangerous, that defendants made materially false statements with the intention of misleading smokers, that defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes, and that defendants were negligent and

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress.

During phase two of the trial, the claims of three of the named plaintiffs were adjudicated in a consolidated trial before the same jury that returned the verdict in phase one. In April 2000, the jury determined liability against the defendants and awarded $12.7 million in compensatory damages to the three named plaintiffs.

In July 2000, the same jury returned a verdict assessing punitive damages on a lump sum basis for the entire class totaling approximately $145 billion against the various defendants in the case, including approximately $74 billion severally against PM USA. PM USA believes that the punitive damages award was determined improperly and that it should ultimately be set aside on any one of numerous grounds. Included among these grounds are the following: under applicable law, (i) defendants are entitled to have liability and damages for each plaintiff tried by the same jury, an impossibility due to the jury’s dismissal; (ii) punitive damages cannot be assessed before the jury determines entitlement to, and the amount of, compensatory damages for all class members; (iii) punitive damages must bear a reasonable relationship to compensatory damages, a determination that cannot be made before compensatory damages are assessed for all class members; and (iv) punitive damages can “punish” but cannot “destroy” the defendant. In March 2000, at the request of the Florida legislature, the Attorney General of Florida issued an advisory legal opinion stating that “Florida law is clear that compensatory damages must be determined prior to an award of punitive damages” in cases such as Engle. As noted above, compensatory damages for all but three members of the class have not been determined.

Following the verdict in the second phase of the trial, the jury was dismissed, notwithstanding that liability and compensatory damages for all but three class members have not yet been determined. According to the trial plan, phase three of the trial will address other class members’ claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

It is unclear how the trial plan will be further implemented. The trial plan provides that the punitive damages award should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last class member’s case has withstood appeal, i.e., the punitive damages amount would be divided equally among those plaintiffs who, in addition to the successful phase two plaintiffs, are ultimately successful in phase three of the trial and in any appeal.

Following the jury’s punitive damages verdict in July 2000, defendants removed the case to federal district court following the intervention application of a union health fund that raised federal issues in the case. In November 2000, the federal district court remanded the case to state court on the grounds that the removal was premature.

The trial judge in the state court, without a hearing, then immediately denied the defendants’ post-trial motions and entered judgment on the compensatory and punitive damages awarded by the jury. PM USA and ALG believe that the entry of judgment by the trial court is unconstitutional and violates Florida law. PM USA has filed an appeal with respect to the entry of judgment, class certification and numerous other reversible errors that have occurred during the trial. PM USA has also posted a $100 million bond to stay execution of the judgment with respect to the $74 billion in punitive damages that has been awarded against it. The bond was posted pursuant to legislation that was enacted in Florida in May 2000 that limits the size of the bond that must be posted in order to stay execution of a judgment for punitive damages in a certified class action to no more than $100 million, regardless of the amount of punitive damages (“bond cap legislation”).

Plaintiffs had previously indicated that they believe the bond cap legislation is unconstitutional and might seek to challenge the $100 million bond. If the bond were found to be invalid, it would be commercially impossible for PM USA to post a bond in the full amount of the judgment and, absent appellate relief, PM USA would not

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

be able to stay any attempted execution of the judgment in Florida. PM USA and ALG will take all appropriate steps to seek to prevent this worst-case scenario from occurring. In May 2001, the trial court approved a stipulation (the “Stipulation”) among PM USA, certain other defendants, plaintiffs and the plaintiff class that provides that execution or enforcement of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the Stipulation and in addition to the $100 million bond it previously posted, PM USA placed $1.2 billion into an interest-bearing escrow account for the benefit of the Engle class. Should PM USA prevail in its appeal of the case, both amounts are to be returned to PM USA. PM USA also placed an additional $500 million into a separate interest-bearing escrow account for the benefit of the Engle class. If PM USA prevails in its appeal, this amount will be paid to the court, and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. In connection with the Stipulation, ALG recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001.

PM USA and ALG remain of the view that the Engle case should not have been certified as a class action. The certification is inconsistent with the overwhelming majority of federal and state court decisions that have held that mass smoking and health claims are inappropriate for class treatment. PM USA has filed an appeal challenging the class certification and the compensatory and punitive damages awards, as well as numerous other reversible errors that it believes occurred during the trial to date. The appellate court heard oral argument on defendants’ appeals in November 2002.

Smoking and Health Litigation

Plaintiffs’ allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state RICO statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act. In May 1996, the United States Court of Appeals for the Fifth Circuit held that a class consisting of all “addicted” smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise “addiction” claims and, in many cases, claims of physical injury as well. As of May 1, 2003, smoking and health putative class actions were pending in Alabama, Florida, Illinois, Kentucky, Louisiana, Massachusetts, Missouri, Nevada, New Jersey, Oregon, Utah and West Virginia, as well as in Brazil, Canada, Israel and Spain. Class certification has been denied or reversed by courts in 30 smoking and health class actions involving PM USA in Arkansas, the District of Columbia (2), Illinois (2), Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (4), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin, while classes remain certified in the Engle case in Florida (discussed above) and a case in Louisiana in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs for class members. In May 1999, the United States Supreme Court declined to review the decision of the United States Court of Appeals for the Third Circuit affirming a lower court’s decertification of a class. In November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM USA, and plaintiffs have appealed. In February 2003, the West Virginia Supreme Court agreed to hear plaintiffs’ appeal.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Exhibit 99.1 hereto lists the smoking and health class actions pending as of May 1, 2003, and discusses certain developments in such cases since March 27, 2003.

Health Care Cost Recovery Litigation

Overview

In certain pending proceedings, domestic and foreign governmental entities and non-governmental plaintiffs, including union health and welfare funds (“unions”), Native American tribes, insurers and self-insurers such as Blue Cross and Blue Shield plans, hospitals, taxpayers and others, are seeking reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees. Certain of the health care cost recovery cases purport to be brought on behalf of a class of plaintiffs.

The claims asserted in the health care cost recovery actions include the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking, the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under federal and state statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under federal and state RICO statutes.

Defenses raised include lack of proximate cause, remoteness of injury, failure to state a valid claim, lack of benefit, adequate remedy at law, “unclean hands” (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), lack of antitrust standing and injury, federal preemption, lack of statutory authority to bring suit, and statutes of limitations. In addition, defendants argue that they should be entitled to “set off” any alleged damages to the extent the plaintiff benefits economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer) can seek recovery of health care costs from a third party solely by “standing in the shoes” of the injured party. Defendants argue that plaintiffs should be required to bring any actions as subrogees of individual health care recipients and should be subject to all defenses available against the injured party.

Exhibit 99.1 hereto lists the health care cost recovery cases pending as of May 1, 2003, and discusses certain developments in such cases since March 27, 2003.

Although there have been some decisions to the contrary, most courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In addition, nine federal circuit courts of appeals, the Second, Third, Fifth, Sixth, Seventh, Eighth, Ninth, Eleventh and District of Columbia circuits, as well as California, Florida, New York and Tennessee intermediate appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have affirmed dismissals of, or reversed trial courts that had refused to dismiss, health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by the courts of appeals for the Second, Third, Fifth, Ninth and District of Columbia circuits. As of May 1, 2003, there were an estimated 41 health care cost recovery cases pending in the United States against PM USA, and in some instances, ALG, including the case filed by the United States government, which is discussed below under “Federal Government’s Lawsuit.” The cases brought in the United States include actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Ontario, Canada, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 11 Brazilian states and 11 Brazilian cities. The actions brought by Belize, Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, the Province of Ontario, Panama, the Russian Federation, Tajikistan, Ukraine, Venezuela, 10 Brazilian states and 11 Brazilian cities were consolidated for pre-trial purposes and transferred to the United States District Court for the District of Columbia. The district court dismissed the cases brought by Guatemala, Nicaragua, Ukraine and the Province of Ontario, and the dismissals are now final. The district court has remanded to state courts the remaining cases, except for the cases brought by Bolivia and Panama. Subsequent to remand, the Ecuador case was voluntarily dismissed. In November 2001, the cases brought by Venezuela and the Brazilian state of Espirito Santo were dismissed by the state court, and Venezuela appealed. In September 2002, the appellate court affirmed the dismissal of the case brought by Venezuela, and Venezuela has petitioned the state supreme court for further review. In addition to cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands (dismissed), the Province of British Columbia, Canada, France and Spain, and other entities have stated that they are considering filing such actions.

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In June 2001, a New York jury returned a verdict awarding $6.83 million in compensatory damages against PM USA and a total of $11 million against four other defendants in a health care cost recovery action brought by a Blue Cross and Blue Shield plan. In February 2002, the court awarded plaintiff approximately $38 million for attorneys’ fees. Defendants, including PM USA, have appealed.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The MSA has received final judicial approval in all 52 settling jurisdictions. The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and, thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, as well as additional annual payments of $250 million through 2003. These payment obligations are the several and not joint obligations of each settling defendant. PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. PM USA records its portions of ongoing settlement payments as part of cost of sales as product is shipped.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (2003 through 2008, $500 million each year; 2009

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer’s relative market share. PM USA records its portion of these payments as part of cost of sales as product is shipped.

The State Settlement Agreements have materially adversely affected the volumes of PM USA and may adversely affect future volumes. ALG believes that they may also materially adversely affect the results of operations, cash flows or financial position of PM USA and Altria Group, Inc. in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in United States cigarette sales in the premium and discount segments, PM USA’s share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements.

Certain litigation, described in Exhibit 99.1, has arisen challenging the validity of the MSA and alleging violations of antitrust laws.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers and others, including PM USA and ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of what it alleges to be equitable and declaratory relief, including disgorgement, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. PM USA and ALG moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under RICO. In October 2000, the government moved for reconsideration of the trial court’s order to the extent that it dismissed the MCRA claims for health care costs paid pursuant to government health benefit programs other than Medicare and the Federal Employees Health Benefits Act. In February 2001, the government filed an amended complaint attempting to replead the MSP claims. In July 2001, the court denied the government’s motion for reconsideration of the dismissal of the MCRA claims and dismissed the government’s amended MSP claims. In January 2003, the government and defendants submitted preliminary proposed findings of fact and conclusions of law; rebuttals were filed in April. The government’s January filing included the government’s allegation that disgorgement by defendants of approximately $289 billion is an appropriate remedy in the case. Trial of the case is currently scheduled for September 2004.

Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: As of May 1, 2003, there were 18 putative or certified class actions pending against PM USA and, in some instances, ALG in California, Florida, Georgia, Illinois (2), Louisiana, Massachusetts, Minnesota, Missouri, New Hampshire (2), New Jersey, Ohio (2), Oregon, Tennessee and West Virginia (2) on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these cases allege, among other things, that the use of the terms “Lights” and/or “Ultra Lights” constitutes deceptive and

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

unfair trade practices, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. Classes have been certified in one of the cases in Illinois and in Massachusetts and Florida, and defendants have appealed the certification orders in the cases pending in Massachusetts and Florida.

Trial in one of the Illinois class actions (the Price case) in which PM USA was the defendant, commenced in January 2003 and was tried before a judge rather than a jury. In March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages. At the request of PM USA, the judge stayed enforcement of the judgment for 30 days. Thereafter, under the judgment, enforcement would have been stayed only if an appeal bond in the amount of $12 billion had been presented and approved. On April 14, 2003, the judge reduced the bond that PM USA must provide and stayed enforcement of the judgment pending the completion of appellate review. Under the judge’s order, PM USA will transfer possession of a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA to an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc.) In addition, PM USA will make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note (presently, $210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal of the note, which are due in April 2008, 2009 and 2010. (Cash payments into the account will be presented as other assets on the consolidated balance sheet.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs have indicated their intent to appeal the judge’s order reducing the bond. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any one of a number of legal and factual grounds that it intends to pursue on appeal.

While class certification has not yet been granted, trial in one of the Ohio cases is scheduled for August 2003.

Cigarette Contraband Cases: As of May 1, 2003, the European Community and ten member states, various Departments of Colombia, Ecuador, Belize and Honduras had filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and undisclosed injunctive relief. In February 2002, the courts granted defendants’ motions to dismiss all of the actions. In the Colombia and European Community actions, however, the RICO and fraud claims predicated on allegations of money laundering claims were dismissed without prejudice. Plaintiffs in each of the cases have appealed. In October 2001, the United States Court of Appeals for the Second Circuit affirmed the dismissal of a cigarette contraband case filed against another cigarette manufacturer. Plaintiff in that case petitioned the United States Supreme Court for further review, and in October 2002, the Supreme Court denied plaintiff’s petition.

Asbestos Contribution Cases: As of May 1, 2003, an estimated seven suits were pending on behalf of former asbestos manufacturers and affiliated entities against domestic tobacco manufacturers, including PM USA. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages.

Retail Leaders Case: Three domestic tobacco manufacturers filed suit against PM USA seeking to enjoin the PM USA “Retail Leaders” program that became available to retailers in October 1998. The complaint alleged that this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes unlawful monopolization. In addition to an injunction, plaintiffs sought unspecified treble damages, attorneys’ fees, costs and interest. In May 2002, the court granted PM USA’s motion for summary judgment and dismissed all of plaintiffs’ claims with prejudice. Plaintiffs have appealed.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM USA has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211, but by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys’ fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM USA’s motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court’s dismissal would, if affirmed, be binding on all plaintiffs.

Tobacco Price Cases: As of May 1, 2003, there were 36 putative class actions and one additional case pending against PM USA and other domestic tobacco manufacturers, as well as, in certain instances, ALG and PMI, alleging that defendants conspired to fix cigarette prices in violation of antitrust laws. The cases are listed in Exhibit 99.1. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products, and the remaining 33 were filed in 14 states and the District of Columbia by retail purchasers of tobacco products. The seven federal class actions were consolidated in the United States District Court for the Northern District of Georgia, and subsequently dismissed on defendants’ motion for summary judgment. Plaintiffs have appealed. Plaintiffs’ motions for class certification have been granted in two cases pending in state court in Kansas and New Mexico, and trial in the case in Kansas is scheduled for September 2003. Plaintiffs’ motions for class certification have been denied in two cases pending in state courts in Michigan and Minnesota. Defendants’ motion to dismiss was granted in a case pending in state court in Florida, and plaintiffs’ appeal is pending. Defendants’ motions to dismiss were granted in three cases pending in state court in New York, and plaintiffs appealed. In March 2003, plaintiffs withdrew their appeals. In addition, defendants’ motion to dismiss was granted in a case pending in state court in Arizona and the Arizona Court of Appeals reversed the trial court’s decision. Defendants appealed to the Arizona Supreme Court, which has accepted defendants’ appeal.

Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits were filed in California courts alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that defendants violated sections 17200 and/or 17500 of California Business and Professions Code pursuant to which plaintiffs allege that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motions for summary judgment as to all claims in one of the cases. Plaintiffs have appealed. Trial in the other case is scheduled for September 2003.

Tobacco Growers’ Case: In February 2000, a suit was filed on behalf of a purported class of tobacco growers and quota-holders, and amended complaints were filed in May 2000 and in August 2000. The second amended complaint alleges that defendants, including PM USA, violated antitrust laws by bid-rigging and allocating purchases at tobacco auctions and by conspiring to undermine the tobacco quota and price-support program administered by the federal government. In October 2000, defendants filed motions to dismiss the amended complaint and to transfer the case, and plaintiffs filed a motion for class certification. In November 2000, the court granted defendants’ motion to transfer the case to the United States District Court for the Middle District of North Carolina. In December 2000, plaintiffs served a motion for leave to file a third amended complaint to add tobacco leaf buyers as defendants. This motion was granted, and the additional parties were served in February 2001. In March 2001, the leaf buyer defendants filed a motion to dismiss the case. In July 2001, the court denied the manufacturer and leaf buyer defendants’ motions to dismiss the case, and in April 2002 granted

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

plaintiffs’ motion for class certification. Defendants’ petition for interlocutory review of the class certification order was denied in June 2002. PM USA and certain other defendants are currently involved in the final stages of concluding an agreement with plaintiffs to resolve the lawsuit. The agreement would include a commitment by each settling manufacturer defendant to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least ten years. In addition, PM USA’s share of the settlement payments could range up to approximately $145 million, which would be recorded as a charge to earnings when the agreement is approved by the court. PM USA would also pay a substantial portion of any attorneys’ fees that the court may award.

Consolidated Putative Punitive Damages Cases: In September 2000, a putative class action was filed in the federal district court in the Eastern District of New York that purported to consolidate punitive damages claims in ten tobacco-related actions then pending in federal district courts in New York and Pennsylvania. In July 2002, plaintiffs filed an amended complaint and a motion seeking certification of a punitive damages class of persons residing in the United States who smoke or smoked defendants’ cigarettes, and who have been diagnosed by a physician with an enumerated disease from April 1993 through the date notice of the certification of this class is disseminated. The following persons are excluded from the class: (1) those who have obtained judgments or settlements against any defendants; (2) those against whom any defendant has obtained judgment; (3) persons who are part of the certified Engle class; (4) persons who should have reasonably realized that they had an enumerated disease prior to April 9, 1993; and (5) those whose diagnosis or reasonable basis for knowledge predates their use of tobacco. In September 2002, the court granted plaintiffs’ motion for class certification. Defendants petitioned the United States Court of Appeals for the Second Circuit for review of the trial court’s ruling, and the Second Circuit has agreed to hear defendant’s petition. Trial of the case has been stayed pending resolution of defendants’ petition.

Certain Other Actions

Italian Tax Matters: Two hundred tax assessments, that allege nonpayment of taxes in Italy (value-added taxes for the years 1988 to 1996 and income taxes for the years 1987 to 1996) have been served upon certain affiliates of ALG. The aggregate amount of alleged unpaid taxes assessed to date is the euro equivalent of $2.8 billion. In addition, the euro equivalent of $4.5 billion in interest and penalties has been assessed. Value-added and income tax assessments may also be received with respect to subsequent years. To date, the Italian administrative tax court in Milan has overturned 188 of the assessments, and the tax authorities have appealed to the regional appellate court in Milan. To date, the regional appellate court has rejected 84 of the appeals filed by the tax authorities and confirmed 19 of the appeals. The tax authorities have appealed 48 of the 84 decisions of the regional appellate court to the Italian Supreme Court, and a hearing on 45 of the 48 cases was held in December 2001. Six of the 84 decisions were not appealed and are now final. In March, May, July and December 2002, the Italian Supreme Court issued its decisions in the 45 appeals that were heard in December 2001. The Italian Supreme Court rejected 12 of the 45 appeals and these 12 cases are now final. The Italian Supreme Court vacated the decisions of the regional appellate court in 33 of the cases and remanded these cases back to the regional appellate court for further hearings on the merits. In a separate proceeding in October 1997, a Naples court dismissed charges of criminal association against certain present and former officers and directors of affiliates of ALG, but permitted tax evasion and related charges to remain pending. In February 1998, the criminal court in Naples determined that jurisdiction was not proper, and the case file was transmitted to the public prosecutor in Milan. In March 2002, after the Milan prosecutor’s investigation into the matter, these present and former officers and directors received notices that an initial hearing would take place in June 2002 at which time the “preliminary judge” hearing the case would evaluate whether the Milan prosecutor’s charges should be sent to a criminal judge for a full trial. At the June 2002 hearing, the “preliminary judge” ruled that there was no legal basis for the prosecutor’s charges and acquitted all of the defendants; the prosecutor has appealed. ALG, its affiliates and the officers and directors who are subject to the proceedings believe they have complied with applicable Italian tax laws.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

It is not possible to predict the outcome of the litigation pending against ALG and its subsidiaries. Litigation is subject to many uncertainties. As discussed above under “Recent Trial Results,” unfavorable verdicts awarding substantial damages against PM USA have been returned in 12 cases in recent years and these cases are in various post-trial stages. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. In the event of an adverse trial result in certain pending litigation, the defendant may not be able to obtain a required bond or obtain relief from bonding requirements in order to prevent a plaintiff from seeking to collect a judgment while an adverse verdict is being appealed. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of judges and jurors with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

ALG and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this Note 10. Contingencies: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related litigation; (ii) management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

The present legislative and litigation environment is substantially uncertain, and it is possible that the business and volume of ALG’s subsidiaries, as well as Altria Group, Inc.’s consolidated results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of certain pending litigation or by the enactment of federal or state tobacco legislation. ALG and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts against it. All such cases are, and will continue to be, vigorously defended. However, ALG and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of ALG’s stockholders to do so.

Guarantees

At March 31, 2003, Altria Group, Inc.’s third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $253 million, of which $209 million have no expiration dates. The remainder expire through 2012, with $26 million expiring through March 31, 2004. Altria Group, Inc. is required to perform under these guarantees in the event that a third-party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has recorded a liability of $88 million at March 31, 2003 relating to these guarantees.

Note 11. Recently Issued Accounting Pronouncements:

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Altria Group, Inc. does not currently expect the adoption of SFAS No. 149 to have a material impact on its 2003 consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for Altria Group, Inc. for revenue arrangements entered into beginning July 1, 2003. Altria Group, Inc. does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its 2003 consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

For the Three Months Ended March 31,

	Net Revenues
	(in millions)
	2003	2002
Domestic tobacco	$3,817	$5,018
International tobacco	8,079	7,034
North American food	5,380	5,294
International food	1,979	1,853
Beer		1,219
Financial services	116	117

Net revenues	$19,371	$20,535

	Operating Income
	(in millions)
	2003	2002
Domestic tobacco	$742	$1,250
International tobacco	1,690	1,564
North American food	1,297	1,098
International food	237	252
Beer		107
Financial services	83	71

Operating companies income	4,049	4,342
Amortization of intangibles	(2)	(2)
General corporate expenses	(183)	(169)

Operating income	$3,864	$4,171

The following events occurred during the first three months of 2003 and 2002 that affected the comparability of statement of earnings amounts.

•	Miller Transaction—On May 30, 2002, ALG announced an agreement with South African Breweries plc (“SAB”) to merge Miller Brewing Company (“Miller”) into SAB. The transaction closed on July 9, 2002 and SAB changed its name to SABMiller plc (“SABMiller”). The transaction, which is discussed more fully in Note 6. Miller Brewing Company Transaction, resulted in a pre-tax gain of $2.6 billion, or $1.7 billion after-tax, in the third quarter of 2002. ALG records its share of SABMiller’s net earnings, based on its economic ownership percentage, in minority interest in earnings and other, net, on the condensed consolidated statement of earnings.

•	Separation Programs and Asset Impairment—During the first quarter of 2002, approximately 800 employees elected to retire or terminate employment under separation programs. Pre-tax charges of $135 million, $7 million and $23 million were recorded in operating companies income of the North American food, international food and beer segments, respectively, for these separation programs and a beer asset impairment.

•	Integration Costs—During the first quarter of 2002, Kraft Foods North America, Inc. (“KFNA”) recorded a pre-tax charge of $27 million to consolidate production lines in North America.

Net revenues for the first quarter of 2003 decreased $1.2 billion (5.7%) from 2002, due primarily to the impact of the Miller transaction and a decrease in net revenues from the domestic tobacco business, partially offset by higher net revenues from the food and international tobacco businesses, and favorable currency.

Operating income for the first quarter of 2003 decreased $307 million (7.4%) from the comparable 2002 period, due primarily to lower operating results from the domestic tobacco business and the impact of the Miller transaction, partially offset by pre-tax charges for integration costs and separation programs in 2002, higher operating results from the food and international tobacco businesses, and the favorable impact of currency.

As discussed in Note 9. Segment Reporting, management reviews operating companies income, which is defined as operating income before corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze business performances and trends. Operating companies income decreased $293 million (6.7%) from the first quarter of 2002, due to the same factors discussed above.

Currency movements increased net revenues by $619 million ($307 million, after excluding the impact of currency movements on excise taxes) and operating companies income by $91 million compared with the first quarter of 2002. Increases in net revenues and operating companies income are due primarily to the weakness versus prior year of the U.S. dollar against the euro and other currencies, partially offset by the impact of certain Latin American currencies. Although Altria Group, Inc. cannot predict future movements in currency rates, the weakening of the U.S. dollar against the euro and other currencies, if sustained during the remainder of 2003, could continue to have a favorable impact on net revenues and operating companies income comparisons with 2002.

Net earnings of $2.2 billion for the first quarter of 2003 decreased $179 million (7.6%) from the comparable period of 2002, due primarily to lower operating results from the domestic tobacco business. Diluted and basic earnings per share of $1.07 and $1.08, respectively, for the first quarter of 2003, decreased by 1.8% from the first quarter of 2002, as the adverse impact of lower operating results was partially offset by the favorable impact of share repurchases.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and foreign jurisdictions, has faced, and continues to face, a number of issues which are expected to continue to adversely affect the business, volume, results of operations, cash flows and financial position of Philip Morris USA Inc. (“PM USA”), Philip Morris International Inc. (“PMI”) and Altria Group, Inc.

These issues, some of which are more fully discussed below, include:

•	a $74.0 billion punitive damages verdict against PM USA in the Engle smoking and health class action case, a compensatory and punitive damages judgment totaling approximately $10.1 billion against PM USA in the Price Lights/Ultra Lights class action and punitive damages verdicts against PM USA in individual smoking and health cases discussed in Note 10. Contingencies (“Note 10”);

•	the civil lawsuit filed by the United States federal government seeking disgorgement of approximately $289 billion from various cigarette manufacturers, including PM USA, and others discussed in Note 10;

•	pending and threatened litigation and bonding requirements as discussed in Note 10 and in “Cautionary Factors that May Affect Future Results”;

•	legislation or other governmental action seeking to ascribe to the industry responsibility and liability for the adverse health effects caused by both smoking and exposure to environmental tobacco smoke (“ETS”);

•	price increases in the United States related to the settlement of certain tobacco litigation, and the effect of any resulting cost advantage of manufacturers not subject to these settlements;

•	actual and proposed excise tax increases in the United States and foreign markets;

•	diversion into the United States market of products intended for sale outside the United States;

•	the sale of counterfeit cigarettes by third parties;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	the outcome of proceedings and investigations involving contraband shipments of cigarettes;

•	governmental investigations;

•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;

•	governmental and private bans and restrictions on smoking;

•	actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States;

•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales inside and outside the United States;

•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking; and

•	actual and proposed tobacco legislation both inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial local, state and federal excise taxes in the United States and to similar taxes in foreign markets. Significant increases in excise and other cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted at the local, state and federal levels within the United States and also within the European Union (the “EU”) and in other foreign jurisdictions.

Increases in excise and other cigarette-related taxes have had and are expected to continue to have an adverse impact on sales of cigarettes by PM USA and PMI due to lower consumption levels and to a shift of sales from the premium to the non-premium or discount segments or to sales outside of legitimate channels.

Tar and Nicotine Test Methods and Brand Descriptors: Authorities in several jurisdictions have questioned the utility of standardized test methods to measure average tar and nicotine yields of cigarettes. In 1997, the United States Federal Trade Commission (“FTC”) issued a request for public comment on its proposed revision of its tar and nicotine test methodology and reporting procedures established by a 1970 voluntary agreement among domestic cigarette manufacturers. In 1998, the FTC requested assistance from the Department of Health and Human Services (“HHS”) in developing a testing program for the tar, nicotine, and carbon monoxide content of cigarettes. In 2001, the National Cancer Institute issued its Monograph 13 stating that there was no meaningful evidence of a difference in smoke exposure or risk to smokers between cigarettes with different machine-measured tar and nicotine yields. In September 2002, PM USA petitioned the FTC to promulgate new rules governing the disclosure of average tar and nicotine yields of cigarette brands. PM USA asked the FTC to take action in response to evolving scientific evidence about machine-measured low-yield cigarettes, including the National Cancer Institute’s Monograph 13, which represents a fundamental departure from the scientific and public health community’s prior thinking about the health effects of low-yield cigarettes. Public health officials in other countries and the EU have stated that the use of terms such as “lights” to describe low-yield cigarettes is misleading. Some jurisdictions have questioned the relevance of the method for measuring tar, nicotine, and carbon monoxide yields established by the International Organization for Standardization. The EU Commission has been directed to establish a committee to address, among other things, alternative methods for measuring tar, nicotine and carbon monoxide yields. In addition, public health authorities in the EU and Brazil have prohibited the use of brand descriptors such as “Lights” and “Ultra Lights,” and public health authorities in other jurisdictions have called for such prohibitions. See Note 10, which describes pending litigation concerning the use of brand descriptors.

Food and Drug Administration (“FDA”) Regulations: In 1996, the FDA promulgated regulations asserting jurisdiction over cigarettes as “drugs” or “medical devices” under the provisions of the Food, Drug and Cosmetic Act (“FDCA”). The regulations, which included severe restrictions on the distribution, marketing and advertising of cigarettes, and would have required the industry to comply with a wide range of labeling, reporting, record keeping, manufacturing and other requirements, were declared invalid by the United States Supreme Court in 2000. PM USA has stated that while it continues to oppose FDA regulation over cigarettes as “drugs” or “medical devices” under the provisions of the FDCA, it would support new legislation that would provide for reasonable regulation by the FDA of cigarettes as cigarettes. Currently, bills are pending in Congress that, if enacted, would give the FDA authority to regulate tobacco products; PM USA has expressed support for certain of the bills. The bills take a variety of approaches to the issue, ranging from codification of the original FDA regulations under the “drug” and “medical device” provisions of the FDCA to the creation of provisions that would apply uniquely to tobacco products. All of the pending legislation could result in substantial federal regulation of the design, performance, manufacture and marketing of cigarettes. In addition, some of the proposed legislation would impose fees to pay for the cost of regulation and other matters. The ultimate outcome of any Congressional action regarding the pending bills cannot be predicted.

Ingredient Disclosure Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information. The Commonwealth of Massachusetts enacted legislation to require cigarette manufacturers to report the flavorings and other ingredients used in each brand-style of cigarettes sold in the Commonwealth. Cigarette manufacturers sued to have the statute declared unconstitutional, arguing that it could result in the disclosure of valuable proprietary information. The trial court granted the manufacturers’ motion for summary judgment, which decision was affirmed by the United States Court of Appeals for the First Circuit, sitting en banc and the deadline for an appeal to the United States Supreme Court has passed.

Ingredient disclosure legislation has been enacted or proposed in other states and in jurisdictions outside the United States, including the EU. In some jurisdictions, proposals have also been discussed that would permit governments to prohibit the use of certain ingredients. Under an EU tobacco product directive, tobacco companies are now required to disclose ingredients and toxicological information to each Member State. In December 2002, PMI submitted this information to all EU Member States in a form it believes complies with this directive. In implementing the EU tobacco product directive, the Netherlands has issued a decree that would require tobacco companies to disclose the ingredients used in each brand of cigarettes, including quantities used. PMI is considering a legal challenge to this decree.

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

In 1999, PM USA and PMI each established web sites that include, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and ETS. In October 2000, the sites were updated to reflect PM USA’s and PMI’s agreement with the overwhelming medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The web sites advise smokers, and those considering smoking, to rely on the messages of public health authorities in making all smoking-related decisions.

The sites also state that public health officials have concluded that ETS causes or increases the risk of disease—including lung cancer and heart disease—in non-smoking adults, and causes conditions in children such as asthma, respiratory infections, cough, wheeze, otitis media (middle ear infection) and Sudden Infant Death Syndrome. The sites also state that public health officials have concluded that second-hand smoke can exacerbate adult asthma and cause eye, throat and nasal irritation. The sites also state that the public should be guided by the conclusions of public health officials regarding the health effects of ETS in deciding whether to be in places where ETS is present or, if they are smokers, when and where to smoke around others. In addition, the sites state that particular care should be exercised where children are concerned, and adults should avoid smoking around children. PM USA and PMI also state on their sites that the conclusions of the public health officials concerning ETS are sufficient to warrant measures that regulate smoking in public places, and that where smoking is permitted, the government should require the posting of warning notices that communicate public health officials’ conclusions that second-hand smoke causes diseases in non-smokers.

The World Health Organization’s Framework Convention for Tobacco Control: The World Health Organization (“WHO”) and its member states are negotiating a proposed Framework Convention for Tobacco Control. The proposed treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

•	establish specific actions to prevent youth smoking;

•	restrict and gradually eliminate tobacco product marketing;

•	inform the public about the health consequences of smoking and the benefits of quitting;

•	regulate the ingredients of tobacco products;

•	impose new package warning requirements that would include the use of pictures or graphic images;

•	adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes;

•	restrict smoking in public places;

•	increase cigarette taxes;

•	prohibit the use of terms that suggest one brand of cigarettes is safer than another;

•	phase out duty-free tobacco sales; and

•	encourage litigation against tobacco product manufacturers.

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

EU Member States are in the process of implementing these regulations over the course of 2003 and 2004. The European Commission is currently working on guidelines for graphic warnings on cigarette packaging which are expected to be issued in 2003. In March 2003, the EU adopted a new directive restricting radio, press and Internet tobacco marketing and advertising that cross Member State borders. EU Member States are to implement this directive by July 31, 2005. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

In August 2000, New York State enacted legislation that requires the State’s Office of Fire Prevention and Control to promulgate by January 1, 2003, fire-safety standards for cigarettes sold in New York. The legislation requires that cigarettes sold in New York stop burning within a time period to be specified by the standards or meet other performance standards set by the Office of Fire Prevention and Control. All cigarettes sold in New York will be required to meet the established standards within 180 days after the standards are promulgated. On December 31, 2002, the State Office of Fire Prevention and Control published a proposed regulation to implement this legislation. On April 15, 2003, PM USA submitted comments concerning the proposed regulation, and will continue to participate in the public rule-making process. It is, however, not possible to predict the impact of the New York State law until the regulation is promulgated. Similar legislation is being considered in other states and localities, at the federal level, and in jurisdictions outside the United States.

It is not possible to predict what, if any, additional foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or the tobacco industry generally. If, however, any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of PM USA, PMI and Altria Group, Inc. will be materially adversely affected.

Governmental Investigations: ALG and its subsidiaries are subject to governmental investigations on a range of matters, including those discussed below. ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of PMI and its subsidiary, Philip Morris Duty Free Inc., relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s. During 2001, the competition authority in Italy initiated an investigation into the pricing activities by participants in that cigarette market. In March 2003, the authority issued its findings, and imposed fines totaling €50 million on certain affiliates of PMI. The parties will have the right to appeal the authority’s findings and any fines before the administrative court and thereafter before the supreme administrative court, and PMI’s affiliates intend to appeal. In 2002, the Italian authorities, at the request of a consumer group, initiated an investigation into the use of descriptors for Marlboro Lights. The investigation is directed at PMI’s German and Dutch affiliates, which manufacture product for sale in Italy. The competition authority issued its decision in September 2002, finding that the use of the term “lights” on the packaging of the Marlboro Lights brand is misleading advertising under Italian law, but that it was not necessary to take any action because the use of the term “lights” will be prohibited as of October 2003 under the EU directive on tobacco product regulation. The consumer group that requested the investigation indicated that it would appeal the decision, but did not do so within the permitted time period. The group has also requested that the public prosecutor in Naples, Italy investigate whether a crime has been committed under Italian law with regard to the use of the term “lights.” In October 2002, the consumer group filed new requests with the competition authority asking for investigation of the use of descriptors for additional low-yield brands, including Merit Ultra Lights and certain brands manufactured by other companies. In 2001, authorities in Australia initiated an investigation into the use of descriptors, alleging that their use was false and misleading. The investigation is directed at one of PMI’s Australian affiliates and other cigarette manufacturers. PMI cannot predict the outcome of these investigations or whether additional investigations may be commenced.

Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions. See Note 10 for a discussion of such litigation.

State Settlement Agreements: As discussed in Note 10, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements provide for substantial annual payments. They also place numerous restrictions on the tobacco industry’s business operations, including restrictions on the advertising and marketing of cigarettes. Among these are restrictions or prohibitions on the following:

•	targeting youth;

•	use of cartoon characters;

•	use of brand name sponsorships and brand name non-tobacco products;

•	outdoor and transit brand advertising;

•	payments for product placement; and

•	free sampling.

In addition, the settlement agreements require companies to affirm corporate principles directed at:

•	reducing underage use of cigarettes;

•	imposing requirements regarding lobbying activities;

•	mandating public disclosure of certain industry documents;

•	limiting the industry’s ability to challenge certain tobacco control and underage use laws; and

•	providing for the dissolution of certain tobacco-related organizations and placing restrictions on the establishment of any replacement organizations.

Operating Results

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
		(in millions)
	2003	2002	2003	2002
Domestic tobacco	$3,817	$5,018	$742	$1,250
International tobacco	8,079	7,034	1,690	1,564

Total tobacco	$11,896	$12,052	$2,432	$2,814

Domestic tobacco. During the first quarter of 2003, PM USA’s net revenues, which include excise taxes billed to customers, decreased $1.2 billion (23.9%) from the comparable 2002 period. Excluding excise taxes, net revenues decreased $1.0 billion (26.0%), due primarily to lower volume ($818 million) and higher promotional spending, net of higher pricing ($225 million).

Operating companies income for the first quarter of 2003 decreased $508 million (40.6%) from the comparable 2002 period, due primarily to lower volume ($514 million) and higher promotional spending, net of price increases and lower ongoing resolution costs ($27 million), partially offset by lower marketing, administration and research costs. As discussed more fully in Note 10, and in the “Debt and Liquidity” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, PM USA executed an appeal bond to stay execution of the judgment in the Price case while that case is under appeal.

PM USA uses information gathered by Management Science Associates to monitor shipment and the related share trends within the domestic cigarette industry. It should be noted that Management Science Associates’ current measurements of the domestic cigarette industry’s total shipments and related share data do not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively. Accordingly, it should also be noted that the discussion herein of PM USA’s performance within the industry is based upon Management Science Associates’ estimates of total industry volume.

As reported by Management Science Associates, shipment volume for the domestic tobacco industry during the first quarter of 2003 decreased 12.9% from the first quarter of 2002 to 88.2 billion units. PM USA’s shipment volume for the first quarter of 2003 was 43.8 billion units, a decrease of 16.1% from the comparable 2002 period. Comparisons to the first quarter of 2002 for PM USA were adversely affected by the timing and nature of promotional shipments and wholesalers’ decisions to rebuild inventory levels in the first quarter of 2002 after the January 1, 2002 increase in the federal excise tax rate. PM USA’s shipment volume comparisons also continued to be affected by a weak economic environment and resulting consumer frugality, sharp increases in state excise taxes and heightened competition, and continued to be disproportionately affected by price competition because of PM USA’s large share of the premium segment.

For the first quarter of 2003, PM USA’s shipment market share was 49.7%, a decrease of 1.9 share points from the comparable period of 2002. Marlboro shipment volume decreased 6.5 billion units (15.9%) from the first quarter of 2002 to 34.2 billion units for a 38.8% share of the total domestic tobacco industry, a decrease of 1.4 share points from the comparable period of 2002. This volume and share performance was also adversely affected by the factors mentioned above. However, on a sequential basis, PM USA’s shipment market share increased by 1.4 share points from 48.3% in the fourth quarter of 2002, while Marlboro’s shipment market share increased 1.4 share points from 37.4% in the fourth quarter.

Based on shipments, the premium segment accounted for approximately 72.9% of the domestic tobacco industry volume in the first quarter of 2003, a decrease of 1.6 share points from the comparable period of 2002. In the premium segment, PM USA’s volume decreased 15.4% during the first quarter of 2003, compared with a 14.7% decrease for the industry, resulting in a premium segment share of 62.1%, a decrease of 0.6 share points from the first quarter of 2002, due primarily to a weak economic environment and resulting consumer frugality, and heightened competition. However, on a sequential basis, premium share of the total domestic tobacco industry in the first quarter of 2003 increased 0.9 share points from 72.0% in the fourth quarter of 2002, while PM USA’s premium segment share increased 1.6 share points.

In the discount segment, PM USA’s shipments decreased 22.8% to 3.9 billion units in the first quarter of 2003, compared with a total domestic tobacco industry decrease of 7.7%, resulting in a discount segment share of 16.3%, a decrease of 3.2 share points from the comparable period of 2002. Basic shipment volume for the first quarter of 2003 was down 21.4% to 3.7 billion units, for a 15.6% share of the discount segment, down 2.7 share points compared to the first quarter of 2002, due primarily to the growth of deep-discount cigarettes and increased competitive promotional activity.

Effective with the first quarter of 2003, PM USA is reporting retail market share results based on an enhanced retail tracking service, the IRI/Capstone Total Retail Panel. This new service was developed to provide a more comprehensive measure of market share in all retail outlets selling cigarettes, versus approximately 87% coverage in the previous service. Retail market share data for the fourth quarter of 2002 has been restated to reflect this new retail service. PM USA’s retail market share is lower using data from the IRI/Capstone Total Retail Panel compared to its previous service, because the new service expands coverage into stores where PM USA historically had a lower retail presence. The new service’s audit sample was not complete until the fourth quarter of 2002. Consequently, PM USA is not reporting retail market share comparisons versus the year-ago period. However, sequential retail market share comparisons to the fourth quarter of 2002 are provided. The new service cannot be meaningfully compared to previously reported retail market shares, which reflected data projected to a smaller universe of stores.

Based on data from the new IRI/Capstone Total Retail Panel, PM USA’s retail market share increased from the fourth quarter of 2002 to the first quarter of 2003, aided by PM USA’s new off-invoice promotional allowance program that is paid at the wholesale level on its four focus brands. The promotional program broadens the reach of these brands’ price promotions to a greater number of retail stores and has been extended through June 2003.

PM USA essentially held its share of both the premium and discount segments, as its share of the premium segment declined 0.1 share point to 61.0% versus the fourth quarter of 2002 and its share of the discount segment increased 0.1 share point to 15.7%. Total industry retail market share for the discount segment decreased from the fourth quarter of 2002 to the first quarter of 2003 by 0.4 share points to 28.1%, while growth of the deep-discount segment moderated.

During the first quarter of 2003, PM USA launched a new line extension, Marlboro Blend No. 27, which began shipping nationwide during the last week of March. PM USA also announced that it will launch another new line extension, Parliament Ultra Lights in the second quarter of 2003.

During the first quarter of 2003, PM USA announced that it is moving its corporate headquarters from New York City to Richmond, Virginia, with the move to be completed by June 2004. PM USA estimates that the total cost of the relocation will be approximately $120 million, including compensation to those employees who do not relocate, and is expected to result in annual cost savings of $60 million for PM USA beginning in 2005. The announced move had no impact on operating results for the first quarter of 2003, in accordance with recently adopted Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the recognition of exit or disposal costs when incurred.

In March 2002, PM USA announced a price increase of $6.00 per thousand cigarettes on its domestic premium and discount brands. The price increase was effective April 1, 2002. Each $1.00 per thousand increase by PM USA equates to a $0.02 increase in the price to wholesalers of each pack of twenty cigarettes.

PM USA cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM USA’s shipments, shipment market share or retail market share; however, it believes that PM USA’s results may be materially adversely affected by price increases related to increased excise taxes and tobacco litigation settlements, as well as by the other items discussed under the caption “Tobacco—Business Environment.”

International tobacco. During the first quarter of 2003, international tobacco net revenues, which include excise taxes billed to customers, increased $1.0 billion (14.9%) over the first quarter of 2002. Excluding excise taxes, net revenues increased $358 million (9.7%), due primarily to favorable currency movements ($226 million), higher volume/mix ($129 million) and price increases ($34 million).

Operating companies income for the first quarter of 2003 increased $126 million (8.1%) over the comparable 2002 period, due primarily to favorable currency movements ($85 million), higher volume/mix ($76 million) and price increases ($34 million), partially offset by higher investment spending.

PMI’s volume for the first quarter of 2003 of 190.7 billion units increased 6.7 billion units (3.6%) over the first quarter of 2002, due primarily to volume increases in Central & Eastern Europe, Asia and Latin America, partially offset by lower volume in Western Europe and the Middle East. Volume advanced in a number of important markets, including Spain, Austria, Greece, the Czech Republic, Poland, Romania, Turkey, Russia, the Ukraine, Japan, Taiwan, Thailand, Argentina, Brazil and Mexico. International volume for Marlboro decreased 1.5%, due primarily to tax-driven price increases in France and Germany, low-price competition in Italy and anti-American sentiment in certain markets, partially offset by higher volumes in Russia, Japan and Argentina. PMI recorded market share gains in many of its major markets including Germany, Japan, Russia, Spain and Turkey. Market share decreased in Western Europe, due primarily to Italy, where share loss was also aggravated by distortions in competitor shipment patterns.

Food

Business Environment

Kraft Foods Inc. (“Kraft”) is the largest branded food and beverage company headquartered in the United States and conducts its global business through two subsidiaries. KFNA manufactures and markets a wide variety of snacks, beverages, cheese, grocery products and convenient meals in the United States, Canada and Mexico. Kraft Foods International, Inc. (“KFI”) manufactures and markets a wide variety of snacks, beverages, cheese, grocery products and convenient meals in Europe, the Middle East and Africa, as well as the Latin America and Asia Pacific regions. KFNA and KFI are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade and consequent inventory reductions, and changing consumer preferences. In addition, certain competitors may have different profit objectives, and some competitors may be more or less susceptible to currency exchange rates. To confront these challenges, Kraft continues to take steps to build the value of its brands and improve its food business portfolio with new product and marketing initiatives.

Fluctuations in commodity prices can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity prices on average have been lower than those incurred in the first quarter of 2002, while cocoa bean prices increased significantly and coffee bean prices were also higher than in the first quarter of 2002.

On December 11, 2000, Altria Group, Inc., through Kraft, acquired all of the outstanding shares of Nabisco Holdings Corp. (“Nabisco”). The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $200 million has been spent through March 31, 2003. Substantially all of the closures were completed as of December 31, 2002, and the remaining payments relate to salary continuation for severed employees and lease payments.

The integration of Nabisco into the operations of Kraft also resulted in the closure or reconfiguration of several existing Kraft facilities. KFNA incurred pre-tax integration costs of $27 million during the first quarter of 2002. In addition, during the first quarter of 2002, approximately 700 employees accepted the benefits offered by a separation program for certain salaried employees. Pre-tax charges of $135 million and $7 million were recorded in the operating results of the North American and international food segments, respectively, for these separation programs.

In April 2003, KFI completed the acquisition of a biscuits business in Egypt and announced an agreement to sell its retail rice business in Germany, Austria and Denmark, subject to approval by the German competition authorities.

During the first quarter of 2002, KFI acquired a biscuits business in Australia for $62 million and KFNA sold several small North American food businesses, which were previously classified as businesses held for sale, for $81 million. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from Altria Group, Inc.’s condensed consolidated statements of earnings and no gain or loss was recognized on these sales.

The operating results of businesses acquired and sold were not material to Altria Group, Inc.’s consolidated financial position or operating results in any of the periods presented.

Operating Results

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
		(in millions)
	2003	2002	2003	2002
North American food	$5,380	$5,294	$1,297	$1,098
International food	1,979	1,853	237	252

Total food	$7,359	$7,147	$1,534	$1,350

North American food. During the first quarter of 2003, net revenues increased $86 million (1.6%) over the first quarter of 2002, due primarily to higher volume/mix ($53 million) and higher pricing ($43 million), partially offset by unfavorable currency movements and the divestiture of a small confectionery business in the fourth quarter of 2002.

Operating companies income for the first quarter of 2003 increased $199 million (18.1%) over the comparable period of 2002, due primarily to the absence of separation and integration charges recorded in 2002 ($162 million) and higher pricing, net of cost increases on certain businesses, lower cheese commodity costs and productivity and synergy savings ($87 million), partially offset by higher marketing, administration and research costs ($27 million, including higher benefit costs) and unfavorable volume/mix.

Volume for the first quarter of 2003 increased 1.3% over the comparable period for 2002. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by ready-to-drink beverages and cereals, which were aided by new product introductions, partially offset by the shift in Easter shipments. In Oscar Mayer and Pizza, volume increased, due primarily to higher volume in frozen pizza, bacon, hot dogs, lunch combinations and soy-based meat alternatives. In Cheese, Meals and Enhancers, volume decreased slightly, due primarily to the shift in Easter shipments and lower trade inventories, partially offset by increased shipments in Canada and Mexico. Volume in KFNA’s food service business in the United States increased due to higher shipments to national accounts. Volume decreased in Biscuits, Snacks and Confectionery due to the divestiture of a confectionery business in 2002, trade inventory reductions and a planned shift to lower-weight, higher-revenue-per-pound new products.

International food. Net revenues for the first quarter of 2003 increased $126 million (6.8%) over the first quarter of 2002, due primarily to favorable currency movements ($87 million) and higher pricing ($73 million), partially offset by lower volume/mix ($25 million) and the impact of a divestiture in the fourth quarter of 2002.

Operating companies income for the first quarter of 2003 decreased $15 million (6.0%) from the first quarter of 2002, due primarily to higher marketing, administration and research costs ($25 million) and lower volume/mix ($21 million), partially offset by higher pricing, net of cost increases ($17 million), the 2002 charge for separation programs ($7 million) and favorable currency movements ($7 million).

Volume for the first quarter of 2003 decreased 3.2% from the first quarter of 2002, due primarily to the divestiture of a Latin American bakery ingredients business in 2002, the national strike in Venezuela and the shift in Easter shipments, partially offset by new product launches, marketing programs and the 2002 acquisition of a snacks business in Turkey.

In Europe, Middle East and Africa, volume increased over the first quarter of 2002, benefiting from growth in many countries across the region, an acquisition in Turkey and new product introductions, partially offset by a shift in Easter shipments and price competition in select markets impacting the European Union. In beverages, volume increased, driven primarily by coffee in most markets, including France, Germany, Italy, Poland and Russia. Snacks volume increased, benefiting from an acquisition in Turkey and continued growth of confectionery businesses in Russia and Poland, partially offset by the shift in Easter shipments. Cheese volume was comparable with prior year, as gains in cream cheese and cheese slices in Italy were offset by lower volume in Germany and Iberia due to increased price competition. In grocery, volume declined, due primarily to lower sales in the European Union. In convenient meals, volume was comparable to prior year as higher shipments of canned meats in Italy were offset primarily by declines in Germany.

Volume decreased in the Latin America and Asia Pacific region, impacted by the divestiture of a Latin American bakery ingredients business in 2002, the national strike in Venezuela and the shift in Easter shipments, partially offset by growth in most Asia Pacific markets. Beverages volume increased, with gains in both coffee and refreshment beverages. Snacks volume decreased, impacted by the national strike in Venezuela and the shift in Easter shipments, partially offset by biscuits volume growth in many markets, including Brazil, Central America, Australia, Southeast Asia and China. In grocery, volume declined in Latin America due to the divestiture of a bakery ingredients business.

Financial Services

Business Environment

As a result of a recent strategic review of its business, Philip Morris Capital Corporation (“PMCC”) is shifting its strategic focus from an emphasis on new lease investments to maximizing gains from asset sales and generating cash flows from its current portfolio of leased assets. This decision will enable PMCC to realize these gains and enhance cash flow through an orderly and systematic disposition of assets over an extended period of time. The new strategy will result in reduced operating companies income over time, due to the lack of new lease investments, partially offset by gains on asset sales and lease terminations.

Among other leasing activities, PMCC leases a number of aircraft, predominantly to major United States carriers. At March 31, 2003, approximately 25%, or $2.3 billion of PMCC’s investment in finance leases related to aircraft.

On March 31, 2003, US Airways Group, Inc. (“US Airways”) emerged from Chapter 11 bankruptcy protection. PMCC currently leases 16 Airbus A319 aircraft to US Airways under long-term leveraged leases, which expire in 2018 and 2019. The aircraft were leased in 1998 and 1999 and represent an investment in finance leases of $137 million, which equals 1.5% of PMCC’s portfolio of finance assets, at March 31, 2003. Pursuant to an agreement reached between PMCC and US Airways, these leases were affirmed by US Airways when it emerged from bankruptcy. This agreement resulted in a $13 million write-off against PMCC’s allowance for losses during the first quarter of 2003 and a reduction of $7 million of lease income which will be recognized over the remaining terms of the leases.

On December 9, 2002, United Air Lines Inc. (“UAL”) filed for Chapter 11 bankruptcy protection. At that time, PMCC leased 24 Boeing 757 aircraft to UAL, 22 under long-term leveraged leases and two under long-term single investor leases. Subsequently, PMCC purchased $239 million of senior nonrecourse debt on 16 of the aircraft under leveraged leases, which were then treated as single investor leases for accounting purposes. As of February 28, 2003, PMCC entered into an agreement with UAL to amend these 16 leases as well as the two single investor leases. Among other modifications, the subordinated debt outstanding on these 16 leveraged leases was cancelled by UAL. As of March 31, 2003, PMCC’s aggregate exposure to UAL totaled $617 million, which equals 6.7% of PMCC’s portfolio of finance assets at March 31, 2003. PMCC continues to negotiate with UAL as UAL continues its efforts to restructure and emerge from bankruptcy.

PMCC also leases twenty-eight MD-80 aircraft to American Airlines, Inc. (“American”) under long-term leveraged leases. The aircraft represent an investment in finance leases of $241 million, which equals 2.6% of PMCC’s portfolio of finance assets at March 31, 2003. In connection with American’s efforts to avoid a bankruptcy filing, PMCC, American and the leveraged lease lenders entered into an agreement in May 2003 to restructure the leases on fourteen of the aircraft. This agreement is conditioned on, among other things, American not seeking protection under the bankruptcy laws and on American receiving certain concessions from its employees and other creditors. The agreement will become effective when American provides an officer’s certificate demonstrating the required level of concessions. This is expected to occur shortly. The agreement, as presently written, will result in a $28 million write-off against PMCC’s allowance for losses that will be recorded when the agreement becomes effective. Leases on the remaining fourteen aircraft were unchanged.

In recognition of the economic downturn in the airline industry, PMCC increased its allowance for losses by $290 million in the fourth quarter of 2002. It is possible that further adverse developments in the airline industry may occur, which might require PMCC to record an additional allowance for losses in future periods.

Operating Results

	2003	2002
	(in millions)
Net revenues:
Quarter ended March 31,	$116	$117

Operating companies income:
Quarter ended March 31,	$83	$71

PMCC’s net revenues for the first quarter of 2003 decreased $1 million (0.9%) from the first quarter of 2002. Operating companies income increased $12 million (16.9%) over the comparable period in 2002, due primarily to increased income from leasing activities.

Financial Review

Net Cash Provided by Operating Activities

During the first quarter of 2003, net cash provided by operating activities was $2.2 billion compared with $1.1 billion during the comparable 2002 period. The increase is due primarily to the timing of payments for tobacco litigation settlement agreements, which were made in April of 2003 and in March of 2002. Partially offsetting this increase were higher pension plan contributions and lower net earnings.

Net Cash Used in Investing Activities

One element of the growth strategy of ALG’s subsidiaries is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. ALG’s subsidiaries are constantly investigating potential acquisition candidates and from time to time sell businesses that are outside their core categories or that do not meet their growth or profitability targets.

During the first quarter of 2003, net cash used in investing activities was $444 million, compared with $290 million during the first quarter of 2002. The increase over the first quarter of 2002 reflects higher capital expenditures, as well as a lower level of proceeds received from the sales of businesses and finance assets in 2003.

Net Cash Used in Financing Activities

During the first quarter of 2003, net cash used in financing activities was $933 million, compared with $857 million during the first quarter of 2002. This increase was due primarily to the higher amount of dividends paid on Altria Group, Inc. common stock in 2003.

Debt and Liquidity

Debt—Altria Group, Inc.’s total debt (consumer products and financial services) was $24.8 billion and $23.3 billion at March 31, 2003 and December 31, 2002, respectively. Total consumer products debt was $22.7 billion and $21.2 billion at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003 and December 31, 2002, Altria Group, Inc.’s ratio of consumer products debt to total equity was 1.13 and 1.09, respectively. The ratio of total debt to total equity was 1.23 and 1.20 at March 31, 2003 and December 31, 2002, respectively.

Credit Ratings—Following a $10.1 billion judgment on March 21, 2003 against PM USA in the Price litigation which is discussed in Note 10, the three major credit rating agencies took a series of ratings actions resulting in the lowering of ALG’s short-term and long-term debt ratings. Between March 21, 2003 and early May 2003, Moody’s lowered ALG’s short-term debt rating from “P-1” to “P-2” and its long-term debt rating from “A2” to “Baa2” with negative outlook. S&P lowered ALG’s short-term debt rating from “A-1” to “A-2” and its long-term debt rating from “A-” to “BBB” while maintaining these ratings on credit watch with negative implications. Fitch lowered ALG’s short-term debt rating from “F-1” to “F-2” and its long-term debt rating from “A” to “BBB”, with negative outlook.

While Kraft is not a party to, and has no exposure to, this litigation, its credit ratings were also lowered to a lesser degree. As a result of the rating agencies’ actions, borrowing costs for ALG and Kraft have increased. None of ALG’s or Kraft’s debt agreements require accelerated repayment as a result of a decrease in credit ratings.

Credit Lines—Both Kraft and ALG maintain revolving credit facilities that they have historically used to support the issuance of commercial paper. However, as a result of the recent rating agencies actions, ALG’s and Kraft’s access to the commercial paper market was eliminated. Subsequently, in April 2003, ALG and Kraft began to borrow against existing credit facilities to repay maturing commercial paper and to fund normal working capital needs. Information has been provided as of May 6, 2003 to provide additional information about changes in ALG’s and Kraft’s debt structure subsequent to March 31, 2003. At March 31, 2003 and at May 6, 2003, credit lines for ALG and Kraft, and the related activity were as follows (in billions of dollars):

ALG	Credit Lines	at March 31, 2003			at May 6, 2003
Type		Amount Drawn	Commercial Paper Outstanding	Lines Available	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day	$3.0	$—	$—	$3.0	$—	$1.3	$1.7
Multi-year	5.0		3.1	1.9	5.0

	$8.0	$—	$3.1	$4.9	$5.0	$1.3	$1.7

Kraft		at March 31, 2003			at May 6, 2003
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day	$3.0	$—	$0.6	$2.4	$0.2	$1.3	$1.5
Multi-year	2.0		2.0		2.0

	$5.0	$—	$2.6	$2.4	$2.2	$1.3	$1.5

The ALG revolving credit facilities require the maintenance of a fixed charges coverage ratio. The Kraft revolving credit facilities, which are for the sole use of Kraft, require the maintenance of a minimum net worth. ALG and Kraft met their respective covenants at March 31, 2003 and expect to continue to meet their respective covenants. The foregoing revolving credit facilities do not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. Each of the 364-day facilities expires in July 2003, while the multi-year facilities expire in July 2006. ALG and Kraft will begin negotiating new 364-day facilities during the second quarter of 2003. However, given recent credit rating agencies actions, the outcome of these negotiations is uncertain.

In addition to the above, certain international subsidiaries of ALG and Kraft maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $1.4 billion for ALG subsidiaries (other than Kraft) and approximately $0.6 billion for Kraft subsidiaries, are for the sole use of ALG’s and Kraft’s international businesses. At March 31, 2003, borrowings on these lines amounted to approximately $0.2 billion each for the international subsidiaries of ALG (other than Kraft) and Kraft.

Guarantees—As discussed in Note 10, Altria Group, Inc. had third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximating $253 million, of which $209 million have no expiration dates. The remainder expire through 2012, with $26 million expiring through March 31, 2004. Altria Group, Inc. is required to perform under these guarantees in the event that a third-party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has recorded a liability of $88 million at March 31, 2003 relating to these guarantees. In addition, at March 31, 2003, Altria Group, Inc. was contingently liable for $1.2 billion of guarantees related to its own performance, consisting of the following:

•	$0.8 billion of guarantees of excise tax and import duties related to international shipments of tobacco products. In these agreements, a financial institution provides a guarantee of tax payments to respective governments. PMI then issues a guarantee to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s consolidated balance sheet.

•	$0.4 billion of other guarantees related to the tobacco and food businesses.

Although Altria Group, Inc.’s guarantees of its own performance are frequently short-term in nature, the short-term guarantees are expected to be replaced, upon expiration, with similar guarantees of similar amounts. Guarantees do not have, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Litigation Escrow Deposits—As discussed in Note 10, on May 7, 2001, the trial court in the Engle class action approved a stipulation and agreed order among PM USA, certain other defendants and the plaintiffs providing that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the March 31, 2003 and December 31, 2002 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the condensed consolidated statements of earnings. In addition, with respect to certain adverse verdicts currently on appeal (excluding amounts relating to the Engle case and the Price litigation discussed below), PM USA has posted various forms of security totaling $364 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

As discussed in Note 10, the Price case, in which PM USA was the defendant, commenced in January 2003 and was tried before a judge rather than a jury. In March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages. At the request of PM USA, the judge stayed enforcement of the judgment for 30 days. Thereafter, under the judgment, enforcement would have been stayed only if an appeal bond in the amount of $12 billion had been presented and approved. On April 14, 2003, the judge reduced the bond that PM USA must provide and stayed enforcement of the judgment pending the completion of the appellate review. Under the judge’s order, PM USA will transfer possession of a  pre-existing 7.0%, $6 billion long-term note from ALG to PM USA to an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc.) In addition, PM USA will make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note (presently, $210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the notes which are due in April 2008, 2009 and 2010. (Cash payments into the account will be presented as other assets on the consolidated balance sheet.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less an administrative fee payable to the court.

Tobacco Litigation Settlement Payments—As discussed in Note 10, PM USA, along with other domestic tobacco companies, has entered into State Settlement Agreements that require the domestic tobacco industry to make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, as well as an additional $250 million in 2003. These payment obligations are the several and not joint obligations of each settling defendant. PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. Accordingly, PM USA records its portion of ongoing settlement payments as part of cost of sales as product is shipped.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (in 2003 through 2008, $500 million each year; and 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer’s relative market share. PM USA records its portion of these payments as part of cost of sales as product is shipped.

During the quarters ended March 31, 2003 and 2002, PM USA recognized $1.1 billion and $1.5 billion, respectively, as part of cost of sales attributable to the foregoing settlement obligations.

As discussed above under “Tobacco—Business Environment,” the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of ALG, PM USA and PMI. Assuming there are no material adverse developments in the legislative and litigation environment, Altria Group, Inc. expects its cash flow from operations to provide sufficient liquidity to meet the ongoing needs of the business.

Leases—PMCC holds investments in leveraged leases and direct finance leases. At March 31, 2003, PMCC’s net finance receivable of $7.4 billion in leveraged leases, which is included in Altria Group, Inc.’s condensed consolidated balance sheet as part of finance assets, net, is comprised of total lease payments receivable ($28.3 billion) and the residual value of assets under lease ($2.3 billion), reduced by nonrecourse third-party debt ($19.4 billion) and unearned income ($3.8 billion). PMCC has no obligation for the payment of the nonrecourse third-party debt issued to purchase the assets under lease. The payment of the debt is collateralized only by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC or Altria Group, Inc. As required by accounting standards generally accepted in the United States of America (“U.S. GAAP”), the nonrecourse third-party debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets.

At March 31, 2003, PMCC’s net finance receivable in direct finance leases of $1.8 billion, which is also included in finance assets, net in Altria Group, Inc.’s condensed consolidated balance sheet, is comprised of lease payments receivable ($2.2 billion) and the residual value of assets under lease ($0.1 billion) reduced by unearned income ($0.5 billion). Finance assets, net at March 31, 2003 also includes an allowance for losses ($0.4 billion).

Equity and Dividends

During the first quarters of 2003 and 2002, ALG repurchased 18.7 million and 21.5 million shares, respectively, of its common stock at a cost of $689 million and $1.1 billion, respectively. During the first quarter of 2003, ALG completed its three-year, $10 billion share repurchase program and began a one-year, $3 billion share repurchase program. At March 31, 2003, cumulative repurchases under the $3 billion authority totaled 7.0 million shares at an aggregate cost of $241 million. Following the rating agencies actions, discussed above in “Credit Ratings,” ALG announced that it would suspend its share repurchase program until such time as its access to the capital markets is restored.

On June 21, 2002, Kraft’s Board of Directors approved the repurchase from time to time of up to $500 million of Kraft’s Class A common stock solely to satisfy the obligations of Kraft to provide shares under its 2001 Performance Incentive Plan and its 2001 Compensation Plan for non-employee directors. During the quarter ended March 31, 2003, Kraft repurchased 2.7 million shares of its Class A common stock at a cost of $82.5 million.

Concurrently with Kraft’s initial public offering (“IPO”), certain employees of Altria Group, Inc. (other than Kraft and its subsidiaries) received a one-time grant of options to purchase shares of Kraft’s Class A common stock held by Altria Group, Inc. at the IPO price of $31.00 per share. At March 31, 2003, employees held options to purchase approximately 1.6 million shares of Kraft’s Class A common stock from Altria Group, Inc. In order to completely satisfy the obligation and maintain its percentage ownership of Kraft, Altria

Group, Inc. purchased approximately 1.6 million shares of Kraft’s Class A common stock in open market transactions during 2002.

In January 2003, Altria Group, Inc. granted approximately 2.3 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 1.5 million equivalent shares. Restrictions on the shares lapse in the first quarter of 2006.

Dividends paid in the first quarter of 2003 and 2002 were $1.3 billion and $1.25 billion, respectively, an increase of 4.9%, reflecting a higher dividend rate in 2003, partially offset by a lower number of shares outstanding as a result of share repurchases. During the third quarter of 2002, Altria Group, Inc.’s Board of Directors approved a 10.3% increase in the quarterly dividend rate to $0.64 per share. As a result, the present annualized dividend rate is $2.56 per share.

Market Risk

Altria Group, Inc. operates globally, with manufacturing and sales facilities in various locations around the world, and utilizes certain financial instruments to manage its foreign currency and commodity exposures, which primarily relate to forecasted transactions and debt. Derivative financial instruments are used by Altria Group, Inc., principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates and commodity prices, by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes.

A substantial portion of Altria Group, Inc.’s derivative financial instruments are effective as hedges under U.S. GAAP. Accordingly, Altria Group, Inc. decreased accumulated other comprehensive losses by $30 million during the first quarter of 2003. This reflects an increase in the fair value of derivatives of $28 million and deferred losses transferred to earnings of $2 million. During the first quarter of 2002, Altria Group, Inc. decreased accumulated other comprehensive losses by $42 million. This reflects deferred losses transferred to earnings of $92 million, partially offset by a decrease in the fair value of derivatives during the first quarter of 2002 of $50 million. The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates. Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, the Swiss franc and the euro. At March 31, 2003 and December 31, 2002, Altria Group, Inc. had option and forward foreign exchange contracts with aggregate notional amounts of $12.5 billion and $10.1 billion, respectively, which were comprised of contracts for the purchase and sale of foreign currencies. Included in the foreign currency aggregate notional amounts at March 31, 2003 and December 31, 2002, were $2.3 billion and $2.6 billion, respectively, of equal and offsetting foreign currency positions, which do not qualify as hedges and that will not result in any net gain or loss. In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. A substantial portion of the foreign currency swap agreements are accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of March 31, 2003 and December 31, 2002. At March 31, 2003 and December 31, 2002, the notional amounts of foreign currency swap agreements aggregated $2.4 billion and $2.5 billion, respectively.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the quarters ended March 31, 2003 and 2002, losses of $65 million, net of income taxes, and gains of $1 million, net of income taxes, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities. Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials. Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At March 31, 2003 and December 31, 2002, Kraft had net long commodity positions of $773 million and $544 million, respectively. In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at March 31, 2003 and December 31, 2002.

Use of the above-mentioned financial instruments has not had a material impact on Altria Group, Inc.’s consolidated financial position at March 31, 2003 and December 31, 2002, or Altria Group, Inc.’s consolidated results of operations for the three months ended March 31, 2003 or the year ended December 31, 2002.

Contingencies

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Altria Group, Inc. does not currently expect the adoption of SFAS No. 149 to have a material impact on its 2003 consolidated financial statements.

Effective January 1, 2003, Altria Group, Inc. adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The adoption of SFAS No. 146 did not have a material impact on Altria Group, Inc.’s consolidated financial position, results of operations or cash flows for the period ended March 31, 2003.

Effective January 1, 2003, Altria Group, Inc. adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 required the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 required the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, Altria Group, Inc. has applied the recognition provisions of Interpretation No. 45 to guarantee activities initiated after December 31, 2002. Adoption of Interpretation No. 45 as of January 1, 2003 did not have a material impact on Altria Group, Inc.’s consolidated financial statements. See Note 10, for a further discussion of guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No. 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. ALG’s financial services subsidiary, PMCC, uses various legal entity formations, such as owner trusts, grantor trusts, limited liability companies and partnerships to purchase and hold assets which are leased to third parties. Most of these entities have historically been and are currently consolidated entities of PMCC. Altria Group, Inc. is currently evaluating the impact, if any, of adoption of the provisions of Interpretation No. 46 on July 1, 2003. However, Altria Group, Inc. does not currently expect the adoption of Interpretation No. 46 to have a material impact on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for Altria Group, Inc. for revenue arrangements entered into beginning July 1, 2003. Altria Group, Inc. does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its 2003 consolidated financial statements.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We* may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission (“SEC”), in reports to shareholders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries’ businesses. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

Tobacco Related Litigation. There is substantial litigation pending in the United States and in foreign jurisdictions arising out of the tobacco businesses of PM USA and PMI. We anticipate that new cases will continue to be filed. In some cases, plaintiffs claim damages, including punitive damages, ranging into the billions of dollars. Although, to date, our tobacco subsidiaries have never had to pay a judgment in a tobacco related case, there are presently 12 cases on appeal in which verdicts were returned against PM USA, including

*	This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among ALG and its various operating subsidiaries or when any distinction is clear from the context.

a $74 billion verdict in the Engle case in Florida and a compensatory and punitive damages verdict totaling approximately $10.1 billion in the Price case in Illinois. In order to prevent a plaintiff from seeking to collect a judgment while the verdict is being appealed, the defendant must post an appeal bond, frequently in the amount of the judgment or more, or negotiate an alternative arrangement with plaintiffs. In the event of future losses at trial, we may not always be able to obtain the required bond or to negotiate an acceptable alternative arrangement.

The present litigation environment is substantially uncertain, and it is possible that our business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome of pending litigation, including certain of the verdicts against us that are on appeal. We intend to continue vigorously defending all tobacco related litigation, although we may settle particular cases if we believe it is in the best interest of our shareholders to do so. Please see Note 10 for a detailed discussion of tobacco-related litigation.

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

Increasing Competition in the Domestic Tobacco Market. Settlements of certain tobacco litigation in the United States, combined with excise tax increases, have resulted in substantial cigarette price increases. PM USA faces increased competition from lowest priced brands sold by certain domestic and foreign manufacturers that enjoy cost advantages because they are not making payments under the settlements or related state escrow legislation. Additional competition results from diversion into the domestic market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties and increasing imports of foreign lowest priced brands. Recently, the competitive environment has become even more challenging, characterized by weak economic conditions, erosion of consumer confidence, a continued influx of cheap products, and higher prices due to higher state excise taxes and list price increases. As a result, the lowest priced products of manufacturers of numerous small share brands have increased their market share, putting pressure on the industry’s premium segment. If these competitive factors continue and if the disparity in price between our premium brands and our competitors’ lowest priced brands continues to increase, sales from the premium segment, PM USA’s most profitable category, may continue to shift to the discount segment. Steps that PM USA may take to reduce the price disparity, such as increasing promotional spending, may reduce the profitability of its premium brands.

Governmental Investigations. From time to time, our tobacco subsidiaries are subject to governmental investigations on a range of matters. Ongoing investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain international markets and allegations of false and misleading usage of the terms “Lights” and “Ultra Lights” in brand descriptors. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations.

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

Our finance subsidiary, PMCC, holds investments in finance leases, principally in transportation, power generation and manufacturing equipment and facilities. Its lessees are also subject to intense competition and economic conditions. If counterparties to PMCC’s leases fail to manage through difficult economic and competitive conditions, PMCC may have to increase its allowance for losses, which would adversely affect our profitability.

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

Continued Need to Add Food and Beverage Products in Faster Growing and More Profitable Categories. The food and beverage industry’s growth potential is constrained by population growth. Kraft’s success depends in part on its ability to grow its business faster than populations are growing in the markets that it serves. One way to achieve that growth is to enhance its portfolio by adding products that are in faster growing and more profitable categories. If Kraft does not succeed in making these enhancements, its volume growth may slow, which would adversely affect our profitability.

Strengthening Brand Portfolios Through Acquisitions and Divestitures. One element of the growth strategy of Kraft and PMI is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time sell businesses that are outside their core categories or that do not meet their growth or profitability targets. Acquisition opportunities are limited and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.

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

Food Safety and Quality Concerns. We could be adversely affected if consumers in Kraft’s principal markets lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, like the recent publicity about genetically modified organisms and “mad cow disease” in Europe, whether or not valid, may discourage consumers from buying Kraft’s products or cause production and delivery disruptions. In addition, Kraft may need to recall some of its products if they become adulterated or misbranded. Kraft may also be liable if the consumption of any of its products causes injury. A widespread product recall or a significant product liability judgment could cause products to be unavailable for a period of time and a loss of consumer confidence in Kraft’s food products and could have a material adverse effect on Kraft’s business.

Financial Flexibility. Altria Group, Inc.’s financial flexibility may be affected by its current inability to access credit markets for short-term and long-term borrowings on terms as favorable as those that existed prior to recent actions by credit rating agencies.

Item 4. Controls and Procedures.

Within the 90 days prior to the filing date of this report, Altria Group, Inc. carried out an evaluation, under the supervision and with the participation of Altria Group, Inc.’s management, including ALG’s Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of Altria Group, Inc.’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, ALG’s Chairman and Chief Executive Officer, and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective in timely alerting them to material information relating to Altria Group, Inc. (including its consolidated subsidiaries) required to be included in ALG’s periodic SEC filings. Since the date of the evaluation, there have been no significant changes in Altria Group, Inc.’s internal controls or in other factors that could significantly affect the controls.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Tobacco-Business Environment—Governmental Investigations and Exhibits 99.1 and 99.2 to this report.

Item 4. Submission of Matters to a Vote of Security Holders.

Altria Group, Inc.’s annual meeting of stockholders was held in Richmond, Virginia on April 24, 2003. 1,646,883,940 shares of Common Stock, 81.0% of outstanding shares, were represented in person or by proxy.

The twelve directors listed below were elected to a one-year term expiring in 2004.

	Number of Shares
	For	Withheld
Elizabeth E. Bailey	1,616,168,342	30,715,598
Mathis Cabiallavetta	1,624,654,346	22,229,594
Louis C. Camilleri	1,620,867,535	26,016,405
Jane Evans	1,623,631,092	23,252,848
J. Dudley Fishburn	1,616,427,898	30,456,042
Robert E. R. Huntley	1,615,683,510	31,200,430
Thomas W. Jones	1,624,921,521	21,962,419
Billie Jean King	1,264,828,262	382,055,678
Lucio A. Noto	1,616,298,796	30,585,144
John S. Reed	1,616,478,991	30,404,949
Carlos Slim Helú	1,389,553,533	257,330,407
Stephen M. Wolf	1,615,190,505	31,693,435

The selection of PricewaterhouseCoopers LLP as independent accountants was approved: 1,578,969,464 shares voted in favor; 52,291,403 shares voted against and 15,623,073 shares abstained.

One stockholder proposal was approved:

Stockholder Proposal 1—Shareholder Vote On Poison Pills: 1,260,270,764 shares voted in favor; 18,069,486 shares voted against and 368,543,690 shares abstained (including broker non-votes).

Five stockholder proposals were defeated:

Stockholder Proposal 2—Cigarette Sales Over The Internet: 53,896,938 shares voted in favor; 1,129,518,356 shares voted against and 463,468,646 shares abstained (including broker non-votes).

Stockholder Proposal 3—Youth Smoking/Philip Morris: 93,416,401 shares voted in favor; 1,109,551,941 shares voted against and 443,915,598 shares abstained (including broker non-votes).

Stockholder Proposal 4—Warnings Related Health Risks Of Smoking “Light” Brands: 79,154,151 shares voted in favor; 1,123,423,891 shares voted against and 444,305,898 shares abstained (including broker non-votes).

Stockholder Proposal 5—Report On Programs To Keep From Smuggling: 75,385,435 shares voted in favor; 1,127,296,094 shares voted against and 444,202,411 shares abstained (including broker non-votes).

Stockholder Proposal 6—Change Of Auditing Firm Every Four (4) Years: 63,865,786 shares voted in favor; 1,208,631,097 shares voted against and 374,387,057 shares abstained (including broker non-votes).

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3	Amended By-Laws.

4

5-Year Revolving Credit Agreement dated as of July 24, 2001, among Altria Group, Inc., the Initial Lenders named therein, The Chase Manhattan Bank and Citibank, N.A. as Administrative Agents, Credit Suisse First Boston and Deutsche Bank AG New York Branch and/or Cayman Islands Branch as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas, Dresdner Bank AG, New York and Grand Cayman Branches and HSBC Bank USA as Arrangers and Documentation Agents.

12	Statement regarding computation of ratios of earnings to fixed charges.

99.1	Certain Pending Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

99.3	Additional Exhibit.

(b)	Reports on Form 8-K. The Registrant filed (i) a Current Report on Form 8-K on January 29, 2003 covering Item 5 (Other Events) relating to the name change from Philip Morris Companies Inc. to Altria Group, Inc., (ii) a Current Report on Form 8-K on January 29, 2003 covering Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) containing Altria Group, Inc.’s consolidated financial statements as of and for the year ended December 31, 2002; (iii) a Current Report on Form 8-K on April 15, 2003 covering Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) containing Altria Group, Inc.’s press release dated April 14, 2003 which related to the trial court approval of an Order on Defendant’s Request for Reduction of Bond and Stay of Enforcement of the Judgment in Price, et al. v. Philip Morris Incorporated in Illinois; and (iv) furnished a Current Report on Form 8-K on April 16, 2003 covering Item 7 (Financial Statements and Exhibits) containing Altria Group, Inc.’s earnings release dated April 16, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE
Dinyar S. Devitre, Senior Vice President and Chief Financial Officer

May 15, 2003

Certifications

I, Louis C. Camilleri, Chairman and Chief Executive Officer of Altria Group, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Altria Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ LOUIS C. CAMILLERI
Louis C. Camilleri, Chairman and Chief Executive Officer

Certifications

I, Dinyar S. Devitre, Senior Vice President and Chief Financial Officer of Altria Group, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Altria Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ DINYAR S. DEVITRE
Dinyar S. Devitre, Senior Vice President and Chief Financial Officer