Form 10-Q
period 2003-06-30
ALTRIA GROUP INC
filed 2003-08-13
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-8940

Altria Group, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	13-3260245 (I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York (Address of principal executive offices)	10017 (Zip Code)

Registrant’s telephone number, including area code (917) 663-4000

_____________________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  X  No

At July 31, 2003, there were 2,029,497,651 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

TABLE OF CONTENTS

Page No.
PART I	—	FINANCIAL INFORMATION

Item 1.		Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	3 – 4

		Condensed Consolidated Statements of Earnings for the
		Six Months Ended June 30, 2003 and 2002	5
		Three Months Ended June 30, 2003 and 2002	6

		Condensed Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2002 and the Six Months Ended June 30, 2003	7

		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	8 – 9

		Notes to Condensed Consolidated Financial Statements	10 – 30

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	31 – 60

Item 4.		Controls and Procedures	61

PART II	—	OTHER INFORMATION

Item 1.		Legal Proceedings	62

Item 6.		Exhibits and Reports on Form 8-K	62

SIGNATURE	63

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Consumer products
Cash and cash equivalents	$4,832	$565
Receivables (less allowances of $139 and $142)	5,596	5,139
Inventories:
Leaf tobacco	3,455	3,605
Other raw materials	2,152	1,935
Finished product	3,875	3,587

	9,482	9,127
Other current assets	2,319	2,610

Total current assets	22,229	17,441
Property, plant and equipment, at cost	26,416	24,553
Less accumulated depreciation	10,795	9,707

	15,621	14,846
Goodwill and other intangible assets, net	38,440	37,871
Other assets	8,725	8,151

Total consumer products assets	85,015	78,309

Financial services
Finance assets, net	8,993	9,075
Other assets	144	156

Total financial services assets	9,137	9,231

TOTAL ASSETS	$94,152	$87,540

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except per share data)
(Unaudited)

	June 30, 2003	December 31, 2002

LIABILITIES
Consumer products
Short-term borrowings	$5,485	$407
Current portion of long-term debt	1,612	1,558
Accounts payable	2,650	3,088
Accrued liabilities:
Marketing	2,554	3,192
Taxes, except income taxes	2,455	1,735
Employment costs	968	1,099
Settlement charges	2,309	3,027
Other	2,572	2,563
Income taxes	1,191	1,103
Dividends payable	1,299	1,310

Total current liabilities	23,095	19,082
Long-term debt	18,890	19,189
Deferred income taxes	6,195	6,112
Accrued postretirement health care costs	3,174	3,128
Minority interest	4,628	4,366
Other liabilities	7,529	8,004

Total consumer products liabilities	63,511	59,881
Financial services
Short-term borrowings	314
Long-term debt	2,200	2,166
Deferred income taxes	5,642	5,521
Other liabilities	247	494

Total financial services liabilities	8,403	8,181

Total liabilities	71,914	68,062
Contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	4,748	4,642
Earnings reinvested in the business	45,167	43,259
Accumulated other comprehensive losses (including currency translation of $1,871 and $2,951)	(2,796)	(3,956)

	48,054	44,880
Less cost of repurchased stock (776,915,117 and 766,701,765 shares)	(25,816)	(25,402)

Total stockholders’ equity	22,238	19,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,152	$87,540

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,

	2003	2002

Net revenues	$40,202	$41,638
Cost of sales	15,556	17,033
Excise taxes on products	10,231	9,158

Gross profit	14,415	15,447
Marketing, administration and research costs	6,164	6,339
Legal settlement	182
Domestic tobacco headquarters relocation charges	9
Gains on sales of businesses		(3)
Integration costs		119
Separation programs and asset impairment		190
Amortization of intangibles	5	4

Operating income	8,055	8,798
Interest and other debt expense, net	546	602

Earnings before income taxes and minority interest	7,509	8,196
Provision for income taxes	2,643	2,909

Earnings before minority interest	4,866	5,287
Minority interest in earnings and other, net	243	312

Net earnings	$4,623	$4,975

Per share data:
Basic earnings per share	$2.28	$2.32

Diluted earnings per share	$2.27	$2.30

Dividends declared	$1.28	$1.16

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,

	2003	2002

Net revenues	$20,831	$21,103
Cost of sales	7,991	8,501
Excise taxes on products	5,344	4,583

Gross profit	7,496	8,019
Marketing, administration and research costs	3,111	3,276
Legal settlement	182
Domestic tobacco headquarters relocation charges	9
Gains on sales of businesses		(3)
Integration costs		92
Separation programs and asset impairment		25
Amortization of intangibles	3	2

Operating income	4,191	4,627
Interest and other debt expense, net	263	309

Earnings before income taxes and minority interest	3,928	4,318
Provision for income taxes	1,382	1,533

Earnings before minority interest	2,546	2,785
Minority interest in earnings and other, net	109	175

Net earnings	$2,437	$2,610

Per share data:
Basic earnings per share	$1.20	$1.22

Diluted earnings per share	$1.20	$1.21

Dividends declared	$0.64	$0.58

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2002 and
the Six Months Ended June 30, 2003
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)

	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity

Balances, January 1, 2002	$935	$4,503	$37,269	$(3,238)	$(135)	$(3,373)	$(19,714)	$19,620
Comprehensive earnings:
Net earnings			11,102					11,102
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				287		287		287
Additional minimum pension liability					(760)	(760)		(760)
Change in fair value of derivatives accounted for as hedges					(110)	(110)		(110)

Total other comprehensive losses								(583)

Total comprehensive earnings								10,519

Exercise of stock options and issuance of other stock awards		139	15				563	717
Cash dividends declared ($2.44 per share)			(5,127)					(5,127)
Stock repurchased							(6,251)	(6,251)

Balances, December 31, 2002	935	4,642	43,259	(2,951)	(1,005)	(3,956)	(25,402)	19,478
Comprehensive earnings:
Net earnings			4,623					4,623
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				1,080		1,080		1,080
Additional minimum pension liability					(11)	(11)		(11)
Change in fair value of derivatives accounted for as hedges					91	91		91

Total other comprehensive earnings								1,160

Total comprehensive earnings								5,783

Exercise of stock options and issuance of other stock awards		106	(119)				275	262
Cash dividends declared ($1.28 per share)			(2,596)					(2,596)
Stock repurchased							(689)	(689)

Balances, June 30, 2003	$935	$4,748	$45,167	$(1,871)	$(925)	$(2,796)	$(25,816)	$22,238

Total comprehensive earnings were $3,255 million and $2,930 million, respectively, for the quarters ended June 30, 2003 and 2002, and $5,083 million for the first six months of 2002.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,

	2003	2002

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings - Consumer products	$4,516	$4,869
- Financial services	107	106

Net earnings	4,623	4,975
Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	680	664
Deferred income tax provision	597	590
Minority interest in earnings and other, net	243	312
Legal settlement	182
Domestic tobacco headquarters relocation charges	9
Integration costs		119
Separation programs and asset impairment		190
Gains on sales of businesses		(3)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(173)	(337)
Inventories	90	119
Accounts payable	(593)	(1,064)
Income taxes	66	953
Accrued liabilities and other current assets	(443)	(237)
Settlement charges	(723)	(363)
Pension plan contributions	(692)	(348)
Other	7	(70)
Financial services
Deferred income tax provision	121	66
Other	158	170

Net cash provided by operating activities	4,152	5,736

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures	(899)	(834)
Purchases of businesses, net of acquired cash	(83)	(72)
Proceeds from sales of businesses		86
Other	23	48
Financial services
Investments in finance assets	(360)	(113)
Proceeds from finance assets	92	249

Net cash used in investing activities	(1,227)	(636)

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,

	2003	2002

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Net issuance (repayment) of short-term borrowings	$5,353	$(3,100)
Long-term debt proceeds	36	4,536
Long-term debt repaid	(872)	(1,466)
Financial services
Net issuance (repayment) of short-term borrowings	314	(512)
Long-term debt proceeds		440
Long-term debt repaid	(144)
Repurchase of Altria Group, Inc. common stock	(777)	(2,220)
Repurchase of Kraft Foods Inc. common stock	(86)
Dividends paid on Altria Group, Inc. common stock	(2,607)	(2,493)
Issuance of Altria Group, Inc. common stock	138	651
Other	(202)	(99)

Net cash provided by (used in) financing activities	1,153	(4,263)

Effect of exchange rate changes on cash and cash equivalents	189	90

Cash and cash equivalents:
Increase	4,267	927
Balance at beginning of period	565	453

Balance at end of period	$4,832	$1,380

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Company Name Change:

In April 2002, the stockholders of Philip Morris Companies Inc. approved changing the name of the parent company from Philip Morris Companies Inc. to Altria Group, Inc. (“ALG”). The name change became effective on January 27, 2003. Altria Group, Inc. elected to retain its stock ticker symbol as “MO.”

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

In January 2003, Altria Group, Inc. granted approximately 2.3 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 1.5 million equivalent shares. In addition, Kraft Foods Inc. (“Kraft”) granted approximately 3.7 million Class A shares to eligible U.S.-based employees and issued rights to receive approximately 1.6 million Class A equivalent shares to eligible non-U.S. employees. Restrictions on the shares lapse in the first quarter of 2006. Altria Group, Inc.’s condensed consolidated financial statements reflect compensation expense related to restricted stock awards of $42 million (including $22 million related to Kraft awards) and $8 million, for the six months ended June 30, 2003 and 2002, respectively, and $25 million (including $13 million related to Kraft awards) and $3 million, for the three months ended June 30, 2003 and 2002, respectively.

In addition to restricted stock, at June 30, 2003, Altria Group, Inc. had stock-based employee compensation plans. Altria Group, Inc. applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in net earnings, as all options granted under those plans had an exercise price not less than the market value of the common stock on the date

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of the grant. Net earnings, as reported, includes the after-tax impact of compensation expense related to restricted stock. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the six months and three months ended June 30, 2003 and 2002 (in millions, except per share data):

	For the Six Months Ended June 30,

	2003	2002

Net earnings, as reported	$4,623	$4,975
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	15	74

Pro forma net earnings	$4,608	$4,901

Earnings per share:
Basic - as reported	$2.28	$2.32

Basic - pro forma	$2.27	$2.29

Diluted - as reported	$2.27	$2.30

Diluted - pro forma	$2.26	$2.26

	For the Three Months Ended June 30,

	2003	2002

Net earnings, as reported	$2,437	$2,610
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	2	32

Pro forma net earnings	$2,435	$2,578

Earnings per share:

Basic - as reported	$1.20	$1.22

Basic - pro forma	$1.20	$1.21

Diluted - as reported	$1.20	$1.21

Diluted - pro forma	$1.20	$1.19

Note 3. Recently Adopted Accounting Standards:

Effective January 1, 2003, Altria Group, Inc. adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The adoption of SFAS No. 146 did not have a material impact on Altria Group, Inc.’s consolidated financial position, results of operations or cash flows for the six months and three months ended June 30, 2003.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No. 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. ALG’s financial services subsidiary, Philip Morris Capital Corporation (“PMCC”), uses various legal entity formations, such as owner trusts, grantor trusts, limited liability companies and partnerships to purchase and hold assets, which are leased to third parties. Adoption of Interpretation No. 46 did not have a material impact on Altria Group, Inc.’s consolidated financial statements.

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill by segment was as follows (in millions):

	June 30, 2003	December 31, 2002

International tobacco	$1,064	$981
North American food	20,778	20,722
International food	4,801	4,334

Total goodwill	$26,643	$26,037

Intangible assets were as follows:

	June 30, 2003		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(in millions)		(in millions)
Non-amortizable intangible assets	$11,759		$11,810
Amortizable intangible assets	73	$35	54	$30

Total intangible assets	$11,832	$35	$11,864	$30

Non-amortizable intangible assets substantially consist of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the six months and three months ended June 30, 2003 was $5 million and $3 million, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of June 30, 2003, amortization expense for each of the next five years is estimated to be $10 million or less.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The increase in goodwill and other intangible assets, net, at June 30, 2003 from December 31, 2002 of $569 million is due primarily to currency translation ($481 million) and acquisitions.

Note 5. Financial Instruments:

During the six months and three months ended June 30, 2003 and 2002, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next nineteen months. At June 30, 2003, Altria Group, Inc. estimates derivative losses of $28 million, net of income taxes, reported in accumulated other comprehensive earnings (losses), will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at June 30, 2003 and 2002, Altria Group, Inc. recorded losses of $115 million, net of income taxes, and $113 million, net of income taxes, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,

	2003	2002	2003	2002

	(in millions)		(in millions)
(Loss) gain at beginning of period	$(77)	$33	$(47)	$75
Derivative (gains) losses transferred to earnings	(39)	79	(41)	(13)
Change in fair value	130	(206)	102	(156)

Gain (loss) as of June 30	$14	$(94)	$14	$(94)

Note 6. Miller Brewing Company Transaction:

On May 30, 2002, ALG announced an agreement with South African Breweries plc (“SAB”) to merge Miller Brewing Company (“Miller”) into SAB. The transaction closed on July 9, 2002, and SAB changed its name to SABMiller plc (“SABMiller”). At closing, ALG received 430 million shares of SABMiller valued at approximately $3.4 billion, based upon a share price of 5.12 British pounds per share, in exchange for Miller, which had $2.0 billion of existing debt. The shares in SABMiller owned by ALG resulted in a 36% economic interest in SABMiller and a 24.9% voting interest. The transaction resulted in a pre-tax gain of $2.6 billion, or $1.7 billion after-tax. The gain was recorded in the third quarter of 2002. Beginning with the third quarter of 2002, ALG’s ownership interest in SABMiller is being accounted for under the equity method. Accordingly, ALG’s investment in SABMiller of approximately $2.0 billion and $1.9 billion is included in other assets on the condensed consolidated balance sheets at June 30, 2003 and December 31, 2002, respectively. In addition, ALG records its share of SABMiller’s net earnings, based on its economic ownership percentage, in minority interest in earnings and other, net, on the condensed consolidated statement of earnings.

Note 7. Acquisitions and Divestitures:

During the second quarter of 2003, Kraft Foods International, Inc. (“KFI”) acquired a biscuits business in Egypt. The aggregate cost of acquisitions during the first six months of 2003 was $83 million. In addition, KFI announced an agreement to sell its retail rice business in Germany, Austria and Denmark, which has received regulatory approval from the German competition authorities and is expected to close in the third quarter of

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2003. In May 2003, Philip Morris International Inc. (“PMI”) announced an agreement to purchase 76% of a tobacco business in Greece for approximately $420 million with the intention to bid for the remaining 24%. The transaction, which is expected to close in the second half of 2003, is subject to regulatory approval. In July 2003, PMI increased its ownership interest in its affiliate in Ecuador to approximately 96.7% for a cost of approximately $75 million. In August 2003, PMI announced that it was awarded the bid to purchase 66% of a tobacco business in Serbia for euro 387 million. The transaction is expected to close in the second half of 2003.

During the first quarter of 2002, KFI acquired a biscuits business in Australia for $62 million and Kraft Foods North America, Inc. (“KFNA”) sold several small North American food businesses, most of which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from Altria Group, Inc.’s condensed consolidated statements of earnings and no gain or loss was recognized on these sales. The aggregate pre-tax proceeds received from sales of businesses during the first six months of 2002 were $86 million.

The operating results of businesses acquired and sold were not material to Altria Group, Inc.’s consolidated financial position or operating results in any of the periods presented.

Note 8. Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Six Months Ended June 30,

	2003	2002

	(in millions)
Net earnings	$4,623	$4,975

Weighted average shares for basic EPS	2,027	2,140

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	1	2
Stock options	7	23

Weighted average shares for diluted EPS	2,035	2,165

	For the Three Months Ended June 30,

	2003	2002

	(in millions)
Net earnings	$2,437	$2,610

Weighted average shares for basic EPS	2,023	2,135

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	1	1
Stock options	5	23

Weighted average shares for diluted EPS	2,029	2,159

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock, the amount of the related unamortized compensation expense. For the six months and three months ended June 30, 2003, 75 million shares of common stock were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period). The number of shares excluded for the six months and three months ended June 30, 2002 was immaterial.

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

Segment data were as follows:

	For the Six Months Ended June 30,

	2003	2002

	(in millions)
Net revenues:
Domestic tobacco	$8,315	$9,899
International tobacco	16,467	14,173
North American food	11,024	10,862
International food	4,176	3,798
Beer		2,641
Financial services	220	265

Net revenues	$40,202	$41,638

Earnings before income taxes and minority interest:
Operating companies income:
Domestic tobacco	$1,755	$2,704
International tobacco	3,293	2,967
North American food	2,680	2,467
International food	533	551
Beer		276
Financial services	165	175
Amortization of intangibles	(5)	(4)
General corporate expenses	(366)	(338)

Operating income	8,055	8,798
Interest and other debt expense, net	(546)	(602)

Earnings before income taxes and minority interest	$7,509	$8,196

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended June 30,

	2003	2002

	(in millions)
Net revenues:
Domestic tobacco	$4,498	$4,881
International tobacco	8,388	7,139
North American food	5,644	5,568
International food	2,197	1,945
Beer		1,422
Financial services	104	148

Net revenues	$20,831	$21,103

Earnings before income taxes and minority interest:
Operating companies income:
Domestic tobacco	$1,013	$1,454
International tobacco	1,603	1,403
North American food	1,383	1,369
International food	296	299
Beer		169
Financial services	82	104
Amortization of intangibles	(3)	(2)
General corporate expenses	(183)	(169)

Operating income	4,191	4,627
Interest and other debt expense, net	(263)	(309)

Earnings before income taxes and minority interest	$3,928	$4,318

As more fully discussed in Note 6. Miller Brewing Company Transaction, on July 9, 2002, Miller was merged into SAB to form SABMiller.

As discussed in Note 10. Contingencies, on May 16, 2003, Philip Morris USA Inc. (“PM USA”) and certain other defendants reached an agreement with a class of U.S. tobacco growers and quota holders to resolve a lawsuit related to tobacco leaf purchases. Under the agreement, which has received preliminary approval from the court, PM USA has agreed to purchase a certain percentage of its leaf requirements from U.S. tobacco growers for at least the next ten years and has agreed to make financial payments to the class. Accordingly, during the second quarter of 2003, PM USA recorded its best estimate of the impact of this agreement as a pre-tax charge of $182 million, which is included in the operating companies income of the domestic tobacco segment.

During the first quarter of 2003, PM USA announced that it will be moving its corporate headquarters from New York City to Richmond, Virginia, by June 2004. PM USA estimates that the total cost of the relocation will be approximately $120 million, including compensation to those employees who do not relocate. As of June 30, 2003, approximately 270 or approximately 40% of the eligible employees elected to relocate. In accordance with recently adopted SFAS No. 146, pre-tax charges of $9 million were recorded in operating companies income of the domestic tobacco segment in the second quarter of 2003 for relocation charges. The relocation will require total cash payments of approximatley $110 million through 2005, of which approximately $3 million has been spent through June 30, 2003.

During 2002, operating companies income for the North American food and international food segments included pre-tax charges related to the consolidation of production lines, the closing of a facility and other integration programs. Pre-tax charges of $102 million and $75 million were recorded in the operating

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

companies income of the North American food segment for the six months and three months ended June 30, 2002, respectively, and $17 million was recorded in the international food segment for the six months and three months ended June 30, 2002.

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

During the second quarter of 2002, PMI announced a separation program in Germany and approximately 160 employees accepted the benefits offered by this program. As a result, a pre-tax charge of $25 million was recorded in the operating companies income of the international tobacco segment during the second quarter of 2002.

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

Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms “Lights” and “Ultra Lights” constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the smoking and health class actions, health care cost recovery cases and other tobacco-related litigation range into the billions of dollars. Plaintiffs’ theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below. Exhibit 99.1 hereto lists the smoking and health class actions, health care cost recovery actions and certain other actions pending as of August 1, 2003, and discusses certain developments in such cases since May 13, 2003.

As of August 1, 2003, there were approximately 1,400 smoking and health cases filed and served on behalf of individual plaintiffs in the United States against PM USA and, in some instances, ALG, compared with approximately 1,500 such cases on August 1, 2002 and on August 1, 2001. In certain jurisdictions, individual smoking and health cases have been aggregated for trial in a single proceeding; the largest such proceeding aggregates 1,066 cases in West Virginia. An estimated eight of the individual cases involve allegations of various personal injuries allegedly related to exposure to environmental tobacco smoke (“ETS”). In addition, 2,786 additional individual cases are pending in Florida by current and former flight attendants claiming

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

personal injuries allegedly related to ETS. The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

As of August 1, 2003, there were an estimated 41 smoking and health putative class actions pending in the United States against PM USA and, in some cases, ALG (including one that involves allegations of various personal injuries related to exposure to ETS), compared with 21 such cases on August 1, 2002, and 28 such cases on August 1, 2001.

As of August 1, 2003, there were an estimated 42 health care cost recovery actions, including the suit discussed below under “Federal Government’s Lawsuit” filed by the United States government, pending in the United States against PM USA and, in some instances, ALG, compared with approximately 43 such cases pending on August 1, 2002, and 52 such cases on August 1, 2001. In addition, four health care cost recovery actions are pending in Israel, Canada, France and Spain against PMI or its affiliates.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 97 smoking and health cases brought on behalf of individuals (Argentina (46), Australia, Brazil (32), Czech Republic (2), Ireland, Israel (2), Italy (6), the Philippines, Poland (2), Scotland, Spain (2) and Venezuela), compared with approximately 73 such cases on August 1, 2002, and 69 such cases on August 1, 2001. In addition, as of August 1, 2003, there were nine smoking and health putative class actions pending outside the United States (Australia, Brazil, Canada (4), and Spain (3)), compared with eight such cases on August 1, 2002, and 12 such cases on August 1, 2001.

Pending and Upcoming Trials

As set forth in Exhibit 99.2 hereto, certain cases against PM USA and, in some instances, ALG, are scheduled for trial through the end of 2004. They include a class action in California in which plaintiffs seek restitution under the California Business and Professions Code for the costs of cigarettes purchased by class members during the class period, and the health care cost recovery cases brought by the United States government and the City of St. Louis, Missouri. An estimated 20 individual smoking and health cases are scheduled for trial through the end of 2004, including seven trials scheduled to begin during the next three months in California, Florida, Missouri, New Hampshire, New York, Puerto Rico and Wisconsin. In addition, 12 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by ETS are scheduled for trial through the end of 2003. Eight of the cases brought by flight attendants are scheduled to begin trial during the next three months. Cases against other tobacco companies are also scheduled for trial through the end of 2004. Trial dates, however, are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 33 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 21 of the 33 cases. These 21 cases were tried in California (2), Florida (6), Mississippi, Missouri, New Jersey, New York (3), Ohio (2), Pennsylvania, Rhode Island, Tennessee (2) and West Virginia. Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in Florida, Missouri, Ohio and West Virginia. A motion for a new trial has been granted in one of the cases in Florida. The chart below lists the verdicts and post-trial developments in the 12 cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post–Trial Developments

April 2003	Florida/ Eastman	Individual Smoking and Health	$6.54 million in compensatory damages, against all defendants, including $2.62 million against PM USA.	In May 2003, PM USA filed its appeal, which is currently pending before a Florida Court of Appeal.

March 2003	Illinois/Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	See the discussion of the Price case under the heading Certain Other Tobacco-Related Litigation—Lights/Ultra Lights Cases.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

June 2002	Florida/French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the court reduced the damages award to $500,000; plaintiff and defendants have appealed.

June 2002	Florida/Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the court reduced the damages award to $24.86 million; PM USA intends to appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.

In May 2002, the trial court reduced the punitive damages award to $100 million, and in July 2002, the trial court denied PM USA’s post-trial motions challenging the verdict. PM USA and plaintiff have appealed.

June 2001	California/ Boeken	Individual Smoking and Health	$5.5 million in compensatory damages, and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post–Trial Developments

June 2001	New York/ Empire Blue Cross and Blue Shield	Health Care Cost Recovery	$17.8 million in compensatory damages against all defendants, including $6.8 million against PM USA.	In December 2001, PM USA filed its appeal. In February 2002, the trial court awarded plaintiffs $38 million in attorneys’ fees.

July 2000	Florida/Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.

In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court with instructions for the trial court to order the decertification of the class. In July 2003, plaintiffs moved for reconsideration. See “Engle Class Action,” below.

March 2000	California/ Whitely	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In May 2000, PM USA filed its appeal, which is currently pending before a California Court of Appeal.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.

The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. The Oregon Supreme Court refused to hear PM USA’s appeal in December 2002. PM USA has petitioned the United States Supreme Court for further review. In view of these developments, although PM USA intends to continue to defend this case vigorously, it recorded a provision of $32 million in the 2002 consolidated financial statements as its best estimate of the probable loss in this case.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post–Trial Developments

February 1999	California/ Henley	Individual Smoking and Health	$1.5 million in compensatory damages and $50 million in punitive damages against PM USA.

The trial court reduced the punitive damages award to $25 million and PM USA and plaintiff appealed. A California Court of Appeal affirmed the trial court’s ruling, and PM USA appealed to the California Supreme Court. In October 2002, the California Supreme Court vacated the decision of the Court of Appeal and remanded the case to the Court of Appeal for further consideration. In March 2003, the Court of Appeal again affirmed the trial court’s ruling, and PM USA appealed to the California Supreme Court. In June 2003, the California Supreme Court remanded the case to the Court of Appeal with directions for the Court of Appeal to vacate its order and reconsider the case in light of a recent United States Supreme Court decision limiting punitive damages.

In addition to the cases discussed above, since January 1999, four tobacco-related cases have proceeded to trial in California, Florida, Louisiana and New York without resulting in final jury verdicts. In July 2003, following the first phase of trial in a class action in which plaintiffs seek the creation of funds to pay for medical monitoring and smoking cessation programs for class members, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury was not permitted to award damages during this phase of the trial, and the trial is expected to proceed to additional phases. The parties are awaiting instructions from the trial court on how subsequent phase or phases of the trial will be conducted. In December 2002, the court in an individual smoking and health case in California dismissed the case at the end of trial after ruling that plaintiffs had not introduced sufficient evidence to support their claims, and plaintiffs have appealed. In May 2002, a mistrial was declared in a case brought by a flight attendant claiming personal injuries allegedly caused by ETS, and the case was subsequently dismissed. In 2001, a mistrial was declared in New York in an asbestos contribution case, and plaintiffs subsequently voluntarily dismissed the case.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of June 30, 2003, PM USA has posted various forms of security totaling $364 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and filed an appeal challenging the class certification and the damages awards, as well as numerous other reversible errors that it believes occurred during the trial.

In May 2001, the trial court approved a stipulation (the “Stipulation”) among PM USA, certain other defendants, plaintiffs and the plaintiff class that provides that execution or enforcement of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the Stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the June 30, 2003 and December 31, 2002 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the Stipulation, ALG recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001.

In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court with instructions for the trial court to order the decertification of the class. In July 2003, plaintiffs moved for reconsideration of the appellate court’s ruling.

Smoking and Health Litigation

Plaintiffs’ allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state RICO statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act. In May 1996, the United States Court of Appeals for the Fifth Circuit held that a class consisting of all “addicted” smokers nationwide did not meet the standards and requirements of the federal rules governing class actions. Since this class decertification, lawyers for plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise “addiction” claims and, in many cases, claims of physical injury as well. As of August 1, 2003, smoking and health putative class actions were pending against PM USA in Alabama, Florida, Illinois, Kentucky, Louisiana, Massachusetts, Missouri, Nevada, New Jersey, Oklahoma, Oregon, Utah and West Virginia. In addition, as of August 1, 2003, smoking and health putative class actions were pending against PMI or its affiliates in Australia, Brazil, Canada and Spain. Class certification has been denied or reversed by courts in 35 smoking and health class actions involving PM USA in Arkansas, the District of Columbia (2), Illinois (2), Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (9), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin. A class remains certified in Scott, et al. v. The American Tobacco Company, Inc. (discussed below) in Louisiana in which plaintiffs seek

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the creation of funds to pay for medical monitoring and smoking cessation programs for class members. In the Engle case in Florida (discussed above), the Florida Third District Court of Appeal has reversed the judgment entered by the trial court with instructions for the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration of the appellate court’s decision is pending.

In July 2003, following the first phase of the trial in the Scott medical monitoring class action, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. The jury was not permitted to award damages during this phase of the trial, and the trial is expected to proceed to additional phases. The parties are awaiting instructions from the trial court on how subsequent phase or phases of the trial will be conducted. In November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM USA, and plaintiffs have appealed. In February 2003, the West Virginia Supreme Court agreed to hear plaintiffs’ appeal.

Exhibit 99.1 hereto lists the smoking and health class actions pending as of August 1, 2003, and discusses certain developments in such cases since May 13, 2003.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Exhibit 99.1 hereto lists the health care cost recovery cases pending as of August 1, 2003, and discusses certain developments in such cases since May 13, 2003.

Although there have been some decisions to the contrary, most courts that have decided motions in these cases have dismissed all or most of the claims against the industry. In addition, nine federal circuit courts of appeals, the Second, Third, Fifth, Sixth, Seventh, Eighth, Ninth, Eleventh and District of Columbia circuits, as well as California, Florida, New York and Tennessee intermediate appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have affirmed dismissals of, or reversed trial courts that had refused to dismiss, health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by the courts of appeals for the Second, Third, Fifth, Ninth and District of Columbia circuits. As of August 1, 2003, there were an estimated 42 health care cost recovery cases pending in the United States against PM USA, and in some instances, ALG, including the case filed by the United States government, which is discussed below under “Federal Government’s Lawsuit.” Health care cost recovery suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. Nine of the cases have been dismissed, and the dismissals are now final. The pending cases are listed in Exhibit 99.1. In addition to the cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands (dismissed), the Province of British Columbia, Canada, France and Spain, and other entities have stated that they are considering filing such actions.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (2003 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, industry volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer’s relative market share. PM USA records its portion of these payments as part of cost of sales as product is shipped.

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

Three cases are pending in Missouri, New York and Pennsylvania in which plaintiffs challenge the validity of the MSA and allege that the MSA violates antitrust laws. PM USA is a defendant in the case pending in New York. The cases in Pennsylvania and Missouri have been dismissed by the trial courts. In July 2003, an appellate court affirmed the dismissal of the Pennsylvania case; plaintiffs’ appeal is pending in the Missouri case. Defendants’ motion to dismiss has been granted in part and denied in part in the case pending in New York. The cases are listed in Exhibit 99.1.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers and others, including PM USA and ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks various types of what it alleges to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. PM USA and ALG moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under RICO. In October 2000, the government moved for reconsideration of the trial court’s order to the extent that it dismissed the MCRA claims for health care costs paid pursuant to government health benefit programs other than Medicare and the Federal Employees Health Benefits Act. In February 2001, the government filed an amended complaint attempting to replead the MSP claims. In July 2001, the court denied the government’s motion for reconsideration of the dismissal of the MCRA claims and dismissed the government’s amended MSP claims. In January 2003, the government and defendants submitted preliminary proposed findings of fact and conclusions of law; rebuttals were filed in April. The government’s January filing included the government’s allegation that disgorgement by defendants of approximately $289 billion is an appropriate remedy in the case. In May 2003, the court denied defendants’ motion for partial summary judgment seeking the dismissal of the government’s claims related to advertising, marketing,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

promotions and health warnings. Additional motions for summary judgment have been filed by the government and defendants, and these motions are pending before the court. Trial of the case is currently scheduled for September 2004.

Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: As of August 1, 2003, there were 18 putative and 2 certified class actions pending against PM USA and, in some instances, ALG in Arkansas, California, Florida, Georgia, Illinois (2), Louisiana, Massachusetts, Minnesota, Missouri, New Hampshire (2), New Jersey, Ohio (2), Oregon, Tennessee, West Virginia (2) and Wisconsin on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these cases allege, among other things, that the use of the terms “Lights” and/or “Ultra Lights” constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. Classes have been certified in one of the cases in Illinois and in Massachusetts and Florida, and defendants appealed the certification orders in the cases pending in Massachusetts and Florida. In May 2003, the Single Justice sitting on behalf of the Massachusetts Court of Appeals decertified the class. In June 2003, plaintiffs petitioned for reconsideration or, in the alternative, for the decision to be reported to an appellate panel for further consideration.

Trial in one of the Illinois class actions (the Price case) in which PM USA was the defendant, commenced in January 2003 and was tried before a judge rather than a jury. In March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages. At the request of PM USA, the judge stayed enforcement of the judgment for 30 days. Thereafter, under the judgment, enforcement would have been stayed only if an appeal bond in the amount of $12 billion had been presented and approved. On April 14, 2003, the judge reduced the bond that PM USA must provide and stayed enforcement of the judgment pending the completion of appellate review. Under the judge’s order, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc.) In addition, PM USA will make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note (presently, $210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal of the note, which are due in April 2008, 2009 and 2010. (Cash payments into the account will be presented as other assets on the consolidated balance sheet.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond and sent the issue back to the trial court for further consideration. The trial court has scheduled a hearing on the matter for August 15, 2003. Enforcement of the judgment has been stayed until August 20, 2003 while the matter is under consideration by the trial court. PM USA has petitioned the Illinois Supreme Court for review of the intermediate appellate court’s ruling. PM USA believes that requiring a bond in the full amount of the judgment in order to stay enforcement pending appeal is unconstitutional and also violates Illinois law. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any of a number of legal and factual grounds that it is pursuing on appeal. However, absent judicial or legislative relief, there can be no assurance that PM USA will be able to obtain a stay of enforcement of the judgment pending its appeal on the merits.

Cigarette Contraband Cases: As of August 1, 2003, the European Community and ten member states, Ecuador, Belize, Honduras and various Departments of Colombia had filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Asbestos Contribution Cases: As of August 1, 2003, an estimated seven suits were pending on behalf of former asbestos manufacturers and affiliated entities against PM USA. These cases seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Plaintiffs in most of these cases also seek punitive damages.

Retail Leaders Case: Three domestic tobacco manufacturers filed suit against PM USA seeking to enjoin the PM USA “Retail Leaders” program that became available to retailers in October 1998. The complaint alleged that this retail merchandising program is exclusionary, creates an unreasonable restraint of trade and constitutes unlawful monopolization. In addition to an injunction, plaintiffs sought unspecified treble damages, attorneys’ fees, costs and interest. In May 2002, the court granted PM USA’s motion for summary judgment and dismissed all of plaintiffs’ claims with prejudice, and plaintiffs appealed. In June 2003, the United States Court of Appeals for the Fourth Circuit affirmed the trial court’s ruling.

 Wholesale Leaders Case: In June 2003, sixteen wholesale distributors of cigarettes filed suit against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs. PM USA intends to appeal to the United States Court of Appeals for the Sixth Circuit, and is seeking a stay of the injunction pending appeal.

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

 Tobacco Price Cases: As of August 1, 2003, there were 36 putative class actions and one additional case pending against PM USA and other domestic tobacco manufacturers, as well as, in certain instances, ALG and PMI, alleging that defendants conspired to fix cigarette prices in violation of antitrust laws. The cases are listed in Exhibit 99.1. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products, and the remaining 29 were filed in 13 states and the District of Columbia by

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

retail purchasers of tobacco products. The seven federal class actions were consolidated in the United States District Court for the Northern District of Georgia, and subsequently dismissed on defendants’ motion for summary judgment. Plaintiffs have appealed. Plaintiffs’ motions for class certification have been granted in two cases pending in state court in Kansas and New Mexico; however, the New Mexico Court of Appeals has agreed to hear defendants’ appeal of the class certification decision. Plaintiffs’ motions for class certification have been denied in two cases pending in state courts in Michigan and Minnesota. Defendants’ motion to dismiss was granted in a case pending in state court in Florida; plaintiffs withdrew their appeal, and final judgment has been entered for defendants. In addition, defendants’ motion to dismiss was granted in a case pending in state court in Arizona and the Arizona Court of Appeals reversed the trial court’s decision. Defendants appealed to the Arizona Supreme Court, which has heard defendants’ appeal.

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

Tobacco Growers’ Case: In February 2000, a suit was filed on behalf of a purported class of tobacco growers and quota-holders, and amended complaints were filed in May 2000 and in August 2000. The second amended complaint alleges that defendants, including PM USA, violated antitrust laws by bid-rigging and allocating purchases at tobacco auctions and by conspiring to undermine the tobacco quota and price-support program administered by the federal government. PM USA and certain other defendants reached an agreement with plaintiffs to settle the lawsuit. The agreement includes a commitment by each settling manufacturer defendant to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least ten years. The settlement agreement has been preliminarily approved by the court, and the final hearing on the settlement agreement is scheduled for October 2003. Accordingly, during the second quarter of 2003, PM USA recorded its best estimate of the impact of this agreement as a pre-tax charge of $182 million.

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

 Certain Other Actions

Italian Tax Matters: In recent years, approximately two hundred tax assessments alleging nonpayment of the euro equivalent of $2.8 billion in taxes in Italy (value-added taxes for the years 1988 to March 1996 and income taxes for the years 1987 to March 1996) were served upon certain affiliates of PMI. In addition, the euro

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

equivalent of $4.5 billion in interest and penalties were assessed. These assessments were in various stages of appeal. In May 2003, certain affiliates of PMI invoked the amnesty provisions of a recently enacted Italian fiscal law and agreed with the Italian tax authorities to resolve all but twenty-five of the assessments for the euro equivalent of $310 million, including statutory interest, to be paid in twelve quarterly installments over a three-year period. Of the twenty-five assessments that were not resolved, nineteen assessments (totaling the euro equivalent of $322 million with interest and penalties of $585 million) were subject to adverse decisions by the regional tax court and were duplicative of other assessments for which the amnesty was invoked. The affiliate of PMI which is subject to these assessments will appeal the regional tax court decisions to the Italian Supreme Court. The remaining six assessments (totaling the euro equivalent of $109 million with interest and penalties of $298 million) were not eligible for the amnesty and are being challenged in the Italian administrative tax court. PMI and its affiliates that are subject to these remaining assessments believe they have complied with applicable Italian tax laws. Although all but twenty-five tax assessments for years through March 1996 have now been resolved, value-added and income tax assessments may also be received with respect to subsequent years. Separately, the prosecutor’s office in Milan dropped its appeal of a ruling by a “preliminary judge” that there was no legal basis for charges of tax evasion by certain former officers and directors of affiliates of PMI. As a result of the withdrawal of the appeal, the decision acquitting all of the defendants is now final and binding.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Guarantees

At June 30, 2003, Altria Group, Inc.’s third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $249 million, of which $210 million have no specified expiration dates. The remainder expire through 2012, with $22 million expiring through June 30, 2004. Altria Group, Inc. is required to perform under these guarantees in the event that a third-party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has recorded a liability of $86 million at June 30, 2003 relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Note 11.  Recently Issued Accounting Pronouncements:

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 is effective on July 1, 2003 for financial instruments created or modified before May 31, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on Altria Group, Inc.’s 2003 consolidated financial statements.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” EITF Issue No. 01-8 is effective for arrangements entered into or modified after June 30, 2003. Altria Group, Inc. does not expect the adoption of EITF Issue No. 01-8 to have a material impact on its 2003 consolidated financial statements.

In May 2003, the EITF reached a consensus on EITF Issue No. 03-3, “Applicability of EITF Abstracts, Topic No. D-79, ‘Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises,’ to Claims-Made Insurance Policies,” regarding the accounting for claims-made insurance policies by the insured party. EITF Issue No. 03-3 provides guidance for determining whether a claims-made insurance policy contains a retroactive provision. EITF Issue No. 03-3 is effective for arrangements entered into or modified after June 30, 2003. Altria Group, Inc. does not expect the adoption of EITF Issue No. 03-3 to have a material impact on its 2003 consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Altria Group, Inc. does not expect the adoption of SFAS No. 149 to have a material impact on its 2003 consolidated financial statements.

In November 2002, the EITF issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into beginning July 1, 2003. Altria Group, Inc. does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its 2003 consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

For the Six Months Ended June 30,

	Net Revenues

	(in millions)
	2003	2002

Domestic tobacco	$8,315	$9,899
International tobacco	16,467	14,173
North American food	11,024	10,862
International food	4,176	3,798
Beer		2,641
Financial services	220	265

Net revenues	$40,202	$41,638

	Operating Income

	(in millions)
	2003	2002

Operating companies income:
Domestic tobacco	$1,755	$2,704
International tobacco	3,293	2,967
North American food	2,680	2,467
International food	533	551
Beer		276
Financial services	165	175
Amortization of intangibles	(5)	(4)
General corporate expenses	(366)	(338)

Operating income	$8,055	$8,798

For the Three Months Ended June 30,

	Net Revenues

	(in millions)
	2003	2002

Domestic tobacco	$4,498	$4,881
International tobacco	8,388	7,139
North American food	5,644	5,568
International food	2,197	1,945
Beer		1,422
Financial services	104	148

Net revenues	$20,831	$21,103

For the Three Months Ended June 30,

	Operating Income

	(in millions)
	2003	2002

Operating companies income:
Domestic tobacco	$1,013	$1,454
International tobacco	1,603	1,403
North American food	1,383	1,369
International food	296	299
Beer		169
Financial services	82	104
Amortization of intangibles	(3)	(2)
General corporate expenses	(183)	(169)

Operating income	$4,191	$4,627

The following events occurred during the first six months of 2003 and 2002 that affected the comparability of statement of earnings amounts.

•

Legal Settlement - As discussed in Note 10. Contingencies, on May 16, 2003, Philip Morris USA Inc. (“PM USA”) and certain other defendants reached an agreement with a class of U.S. tobacco growers and quota holders to resolve a lawsuit related to tobacco leaf purchases. Under the agreement, which has received preliminary approval from the court, PM USA has agreed to purchase a certain percentage of its leaf requirements from U.S. tobacco growers for at least the next ten years and has agreed to make financial payments to the class. Accordingly, during the second quarter of 2003, PM USA recorded its best estimate of the impact of this agreement as a pre-tax charge of $182 million, which is included in the operating companies income of the domestic tobacco segment.

•

Domestic Tobacco Headquarters Relocation Charges - During the first quarter of 2003, PM USA announced that it will be moving its corporate headquarters from New York City to Richmond, Virginia, by June 2004. PM USA estimates that the total cost of the relocation will be approximately $120 million, including compensation to those employees who do not relocate, and is expected to result in annual cost savings of approximately $60 million for PM USA beginning in 2005. As of June 30, 2003, approximately 270 or approximately 40% of the eligible employees elected to relocate. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the recognition of exit or disposal costs when incurred, pre-tax charges of $9 million were recorded in operating companies income of the domestic tobacco segment in the second quarter of 2003 for relocation charges. The relocation will require total cash payments of approximately $110 million through 2005, of which approximately $3 million has been spent through June 30, 2003.

•

Miller Transaction - On May 30, 2002, ALG announced an agreement with South African Breweries plc (“SAB”) to merge Miller Brewing Company (“Miller”) into SAB. The transaction closed on July 9, 2002 and SAB changed its name to SABMiller plc (“SABMiller”). The transaction, which is discussed more fully in Note 6. Miller Brewing Company Transaction, resulted in a pre-tax gain of $2.6 billion, or $1.7 billion after-tax, in the third quarter of 2002. ALG records its share of SABMiller’s net earnings, based on its economic ownership percentage, in minority interest in earnings and other, net, on the condensed consolidated statement of earnings.

•

Separation Programs and Asset Impairment - During the second quarter of 2002, Philip Morris International Inc. (“PMI”) offered a separation program in Germany and approximately 160 employees accepted the benefits offered by this program. As a result, in the second quarter of 2002, a pre-tax charge of $25 million was recorded in the operating companies income of the international tobacco segment. During the first quarter of 2002, approximately 800 employees elected to retire or terminate employment under separation programs in the food and beer businesses. Pre-tax charges of $135 million, $7 million and $23 million were recorded in the operating companies income of the North American food, international food and beer segments, respectively, for these separation programs and a beer asset impairment.

•

Integration Costs - During the first six months and second quarter of 2002, Kraft Foods North America, Inc. (“KFNA”) recorded pre-tax charges of $102 million and $75 million, respectively, to consolidate production lines in North America. In addition, Kraft Foods International, Inc. (“KFI”) recorded pre-tax integration charges of $17 million to consolidate production lines and distribution networks in Latin America.

As discussed in Note 9. Segment Reporting, management reviews operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

Consolidated Results of Operations for the Six Months Ended June 30, 2003

Net revenues for the first six months of 2003 decreased $1.4 billion (3.4%) from 2002, due primarily to the impact of the Miller transaction and a decrease in net revenues from the domestic tobacco business, partially offset by higher net revenues from the food and international tobacco businesses, and favorable currency.

Operating income for the first six months of 2003 decreased $743 million (8.4%) from the comparable 2002 period, due primarily to lower operating results from the domestic tobacco and food businesses, the impact of the Miller transaction and pre-tax charges for a legal settlement in 2003, partially offset by higher operating results from the international tobacco business, the favorable impact of currency and the 2002 pre-tax charges for integration costs and separation programs.

Currency movements increased net revenues by $1.5 billion ($762 million, after excluding the impact of currency movements on excise taxes) and operating income by $234 million compared with the first six months of 2002. Increases in net revenues and operating income are due primarily to the weakness versus prior year of the U.S. dollar against the euro and other currencies, partially offset by the impact of certain Latin American currencies. Although Altria Group, Inc. cannot predict future movements in currency rates, the weakening of the U.S. dollar against the euro and other currencies, if sustained during the remainder of 2003, could continue to have a favorable impact on net revenues and operating income comparisons with 2002.

Interest and other debt expense, net, of $546 million for the first six months of 2003 decreased $56 million from the first six months of 2002. This decrease was due primarily to lower average interest rates during 2003 and higher interest income, partially offset by higher average debt outstanding during 2003.

Net earnings of $4.6 billion for the first six months of 2003 decreased $352 million (7.1%) from the comparable period of 2002, due primarily to lower operating income, partially offset by lower interest and other debt expense, net. Diluted and basic earnings per share of $2.27 and $2.28, respectively, for the first six months of 2003, decreased by 1.3% and 1.7%, respectively, from the first six months of 2002, as the adverse impact of lower operating results was partially offset by the favorable impact of share repurchases, lower interest and other debt expense, net, and favorable currency.

Consolidated Results of Operations for the Three Months Ended June 30, 2003

Net revenues for the second quarter of 2003 decreased $272 million (1.3%) from 2002, due primarily to the impact of the Miller transaction and a decrease in net revenues from the domestic tobacco business, partially offset by higher net revenues from the food and international tobacco businesses, and favorable currency.

Operating income for the second quarter of 2003 decreased $436 million (9.4%) from the comparable 2002 period, due primarily to lower operating results from the food and domestic tobacco businesses, the impact of the Miller transaction and a pre-tax charge for a legal settlement in 2003, partially offset by higher operating results from the international tobacco business, the favorable impact of currency and the 2002 pre-tax charges for integration costs and separation programs.

Currency movements increased net revenues by $926 million ($455 million, after excluding the impact of currency movements on excise taxes) and operating income by $143 million compared with the second quarter of 2002. Increases in net revenues and operating income are due primarily to the weakness versus prior year of the U.S. dollar against the euro and other currencies, partially offset by the impact of certain Latin American currencies. Although Altria Group, Inc. cannot predict future movements in currency rates, the weakening of the U.S. dollar against the euro and other currencies, if sustained during the remainder of 2003, could continue to have a favorable impact on net revenues and operating income comparisons with 2002.

Interest and other debt expense, net, of $263 million for the second quarter of 2003 decreased $46 million from the second quarter of 2002. This decrease was due primarily to lower average interest rates during 2003 and higher interest income, partially offset by higher average debt outstanding during 2003.

Net earnings of $2.4 billion for the second quarter of 2003 decreased $173 million (6.6%) from the comparable period of 2002, due primarily to lower operating income, partially offset by lower interest and other debt expense, net. Diluted and basic earnings per share of $1.20 for the second quarter of 2003, decreased by 0.8% and 1.6%, respectively, from the second quarter of 2002, as the adverse impact of lower operating results was partially offset by the favorable impact of share repurchases, lower interest and other debt expense, net, and favorable currency.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and foreign jurisdictions, continues to face a number of challenges that may continue to adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and ALG.

These challenges, some of which are more fully discussed below, include:

•

a compensatory and punitive damages judgment totaling approximately $10.1 billion against PM USA in the Price Lights/Ultra Lights class action and punitive damages verdicts against PM USA in other smoking and health cases discussed in Note 10. Contingencies (“Note 10”);

•

the civil lawsuit filed by the United States federal government seeking disgorgement of approximately $289 billion from various cigarette manufacturers, including PM USA, and others discussed in Note 10;

•	pending and threatened litigation and bonding requirements as discussed in Note 10 and in “Cautionary Factors that May Affect Future Results;”
•	price increases in the United States related to the settlement of certain tobacco litigation, and the effect of any resulting cost advantage of manufacturers not subject to these settlements;

•	actual and proposed excise tax increases as well as changes in tax structure in foreign markets;
•	diversion into the United States market of products intended for sale outside the United States;
•	the sale of counterfeit cigarettes by third parties;
•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;
•	price gaps and changes in price gaps between premium and lowest price brands;
•	the outcome of proceedings and investigations involving contraband shipments of cigarettes;
•	governmental investigations;
•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;
•	governmental and private bans and restrictions on smoking;
•	actual and proposed restrictions on imports in certain jurisdictions outside the United States;
•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales inside and outside the United States;
•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking; and
•	other actual and proposed tobacco legislation both inside and outside the United States.

Excise Taxes: Cigarettes are subject to substantial local, state and federal excise taxes in the United States and to similarly substantial taxes in foreign markets. Significant increases in excise and other cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted at the local, state and federal levels within the United States, the European Union (the “EU”) and in other foreign jurisdictions.

These tax increases are expected to continue to have an adverse impact on sales of cigarettes by PM USA and PMI, due to lower consumption levels and to a shift in sales from the premium to the non-premium or discount segments or to sales outside of legitimate channels.

Tar and Nicotine Test Methods and Brand Descriptors: Authorities in several jurisdictions have questioned the utility of standardized test methods to measure average tar and nicotine yields of cigarettes. In 1997, the United States Federal Trade Commission (“FTC”) issued a request for public comment on its proposed revision of its tax and nicotine test methodology and reporting procedures established by a 1970 voluntary agreement among domestic cigarette manufacturers. In 1998, the FTC requested assistance from the Department of Health and Human Services (“HHS”) in developing a testing program for the tar, nicotine, and carbon monoxide content of cigarettes. In 2001, the National Cancer Institute issued its Monograph 13 stating that there was no meaningful evidence of a difference in smoke exposure or risk to smokers between cigarettes with different machine-measured tar and nicotine yields. In September 2002, PM USA petitioned the FTC to promulgate new rules governing the disclosure of average tar and nicotine yields of cigarette brands. In response to evolving scientific evidence about machine-measured low-yield cigarettes, including the National Cancer Institute's Monograph 13, which represents a fundamental departure from the scientific and public health community's prior thinking about the health effects of low-yield cigarettes, public health officials in other countries have stated that the use of terms such as “lights” to describe low-yield cigarettes is misleading. Some jurisdictions have questioned the relevance of the method for measuring tar, nicotine, and carbon monoxide yields established by the International Organization for Standardization. The EU Commission has been directed to establish a committee to address, among other things, alternative methods for measuring tar, nicotine and carbon monoxide yields. Public health officials in the EU and Brazil have prohibited the use of brand descriptors such as “Lights” and “Ultra Lights,” and public health authorities in other jurisdictions have called for such prohibitions. See Note 10, which describes pending litigation concerning the use of brand descriptors.

Food and Drug Administration (“FDA”) Regulations: In 1996, the FDA promulgated regulations asserting jurisdiction over cigarettes as “drugs” or “medical devices” under the provisions of the Food, Drug and Cosmetic Act (“FDCA”). The regulations, which included severe restrictions on the distribution, marketing and advertising of cigarettes, and would have required the industry to comply with a wide range of labeling, reporting, record keeping, manufacturing and other requirements, were declared invalid by the United States Supreme Court in 2000. PM USA has stated that while it continues to oppose FDA regulation over cigarettes as “drugs” or “medical devices” under the provisions of the FDCA, it would support new legislation that would provide for reasonable regulation by the FDA of cigarettes as cigarettes. Currently, bills are pending in Congress that, if enacted, would give the FDA authority to regulate tobacco products; PM USA has expressed support for one of the bills. The bills take a variety of approaches to the issue, ranging from codification of the original FDA regulations under the “drug” and “medical device” provisions of the FDCA to the creation of provisions that would apply uniquely to tobacco products. All of the pending legislation could result in substantial federal regulation of the design, performance, manufacture and marketing of cigarettes. In addition, some of the proposed legislation would impose fees to pay for the cost of regulation and other matters. The ultimate outcome of any Congressional action regarding the pending bills cannot be predicted.

Tobacco Quota Buy-Out: Bills are pending in Congress which, if enacted, would result in a “buy-out” of U.S. tobacco quotas. These bills would fund a quota buy-out by imposing new fees or assessments on manufacturers of tobacco products sold in the United States. PM USA has voiced support for certain buy-out proposals if they are part of legislation granting FDA authority to regulate tobacco products.

Ingredient Disclosure Laws: Jurisdictions inside and outside the United States, including the EU, have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information. In some jurisdictions, proposals have also been discussed that would permit governments to prohibit the use of certain ingredients. Under an EU tobacco product directive, tobacco companies are now required to disclose ingredients and toxicological information to each Member State. In December 2002, PMI submitted this information to all EU Member States in a form it believes complies with this directive. In implementing the EU tobacco product directive, the Netherlands has issued a decree that would require tobacco companies to disclose the ingredients used in each brand of cigarettes, including quantities used. PMI is considering a legal challenge to this decree.

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

In 1999, PM USA and PMI each established web sites that include, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and ETS. In October 2000, the sites were updated to reflect PM USA’s and PMI’s agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The web sites advise smokers, and those considering smoking, to rely on the messages of public health authorities in making all smoking-related decisions.

The sites also state that:

•

public health officials have concluded that ETS causes or increases the risk of disease—including lung cancer and heart disease—in non-smoking adults, and causes conditions in children such as asthma, respiratory infections, cough, wheeze, otitis media (middle ear infection) and Sudden Infant Death Syndrome and that it can exacerbate adult asthma and cause eye, throat and nasal irritation;

•

the public should be guided by the conclusions of public health officials regarding the health effects of ETS in deciding whether to be in places where ETS is present or, if they are smokers, when and where to smoke around others;

•	particular care should be exercised with regard to children, and that adults should avoid smoking around children; and
•

the conclusions of the public health officials concerning ETS are sufficient to warrant measures that regulate smoking in public places, and that where smoking is permitted, the government should require the posting of warning notices that communicate public health officials’ conclusions that second-hand smoke causes diseases in non-smokers.

The World Health Organization’s Framework Convention for Tobacco Control: On May 21, the World Health Organization (“WHO”) sponsored Framework Convention for Tobacco Control was adopted by the World Health Assembly and has since been signed by more than 40 countries, and the European Union. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

The treaty must be ratified by each country that signs it. Each country that ratifies it, must implement legislation reflecting the treaty’s provisions and principles. PM USA and PMI have stated that they hope that the adoption of the treaty will lead to the implementation of meaningful, effective regulation of tobacco products around the world.

Other Legislative Initiatives: In recent years, various members of the United States Congress have introduced legislation, some of which has been the subject of hearings or floor debate that would:

•	subject cigarettes to various regulations under the HHS or the Consumer Products Safety Act;
•	establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities;
•	further restrict the advertising of cigarettes;
•	require additional warnings, including graphic warnings, on packages and in advertising;
•	eliminate or reduce the tax deductibility of tobacco advertising;
•	provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law; and
•	allow state and local governments to restrict the sale and distribution of cigarettes.

Legislative initiatives affecting the regulation of the tobacco industry have also been considered or adopted in a number of jurisdictions outside the United States. In 2001, the EU adopted a directive on tobacco product regulation requiring EU Member States to implement regulations that:

•	reduce maximum permitted levels of tar, nicotine and carbon monoxide yields;
•	require manufacturers to disclose ingredients and toxicological data on ingredients;
•	require cigarette packs to carry health warnings covering no less than 30% of the front panel and no less than 40% of the back panel;
•	require tar, nicotine and carbon monoxide data to cover at least 10% of the side panel; and
•	prohibit the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others.

Current and prospective EU Member States are in the process of implementing these regulations over the course of 2003 and 2004. The European Commission is currently working on guidelines for further graphic warnings on cigarette packaging that are expected to be issued during 2003. In March 2003, the EU adopted a new directive restricting radio, press and Internet tobacco marketing and advertising that cross Member State borders. EU Member States are to implement this directive by July 31, 2005. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

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

It is not possible to predict what, if any, additional foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or the tobacco industry generally. If, however, any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of PM USA, PMI and their parent, ALG, will be materially adversely affected.

Governmental Investigations: ALG and its subsidiaries are subject to governmental investigations on a range of matters, including those discussed below.

•	Australia:
–

In 2001, authorities in Australia initiated an investigation into the use of descriptors, alleging that their use was false and misleading. The investigation is directed at one of PMI’s Australian affiliates and other cigarette manufacturers.

•	Canada:
–

ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of ALG affiliates relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s.

•	Italy:
–

Review of Proposed Retail Sales Data Agreement: In February 2003, in accordance with Italian legal procedures, PMI's Italian affiliate Philip Morris Italia S.p.A., requested that Italy’s competition authority review its proposed agreement with retailers to purchase retail sales data. In July 2003, the Italian competition authority announced that it would review the request.

–

Antitrust Case: During 2001, the competition authority in Italy initiated an investigation into the pricing activities by participants in that cigarette market. In March 2003, the authority issued its findings, and imposed fines totaling €50 million on certain affiliates of PMI. The parties appealed before the administrative court, which rejected the appeal by PMI’s affiliates on July 15. PMI announced that its affiliates will appeal the decision before the supreme administrative court.

–

“Lights” Cases: Pursuant to two separate requests from a consumer advocacy group, the Italian competition authorities in September 2002 and March 2003 held that the use of the “light” descriptors such as Marlboro Lights, Merit Ultra Lights, and Diana Leggere brands to be misleading advertising, but took no action because a EU directive will outlaw the descriptors by October 2003. PMI has appealed the decisions to the administrative court. The same consumer group requested that the prosecutor in Naples investigate whether the use of the term “lights” is a crime under Italian law. A request for an expedited review was denied.

      PMI cannot predict the outcome of these investigations or whether additional investigations may be commenced.

Tobacco-Related Litigation: There is substantial litigation pending related to tobacco products in the United States and certain foreign jurisdictions. See Note 10 for a discussion of such litigation.

State Settlement Agreements: As discussed in Note 10, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements require PM USA to make substantial annual payments. They also place numerous restrictions on PM USA’s business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes. Among these are prohibitions of the following:

•	targeting youth;
•	use of cartoon characters;
•	outdoor and transit brand advertising;
•	payments for product placement; and
•	free sampling.

Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products.

In addition, the settlement agreements require companies to affirm corporate principles directed at:

•	reducing underage use of cigarettes;
•	imposing requirements regarding lobbying activities;
•	mandating public disclosure of certain industry documents;
•	limiting the industry’s ability to challenge certain tobacco control and underage use laws; and
•	providing for the dissolution of certain tobacco-related organizations and placing restrictions on the establishment of any replacement organizations.

Operating Results

	For the Six Months Ended June 30,

	Net Revenues		Operating Companies Income

	(in millions)
	2003	2002	2003	2002

Domestic tobacco	$8,315	$9,899	$1,755	$2,704
International tobacco	16,467	14,173	3,293	2,967

Total tobacco	$24,782	$24,072	$5,048	$5,671

Domestic tobacco. During the first six months of 2003, PM USA’s net revenues, which include excise taxes billed to customers, decreased $1.6 billion (16.0%) from the comparable 2002 period. Excluding excise taxes, net revenues decreased $1.5 billion (18.4%), due primarily to higher promotional spending, net of higher pricing, ($908 million) and lower volume ($576 million).

Operating companies income for the first six months of 2003 decreased $949 million (35.1%) from the comparable 2002 period, due primarily to higher promotional spending, net of price increases and lower costs under State Settlement Agreements (aggregating $449 million), lower volume ($345 million) and pre-tax charges for a legal settlement ($182 million) and the headquarters relocation ($9 million).

Management Science Associates’ current measurements of the domestic cigarette industry’s total shipments do not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively. As a result of these limitations, PM USA will no longer report this data.

PM USA’s shipment volume for the first six months of 2003 was 92.0 billion units, a decrease of 6.7% from the comparable 2002 period. In the premium segment, PM USA’s shipment volume decreased 5.4%, while

Marlboro shipment volume decreased 5.0% to 72.2 billion units in the first half of 2003. In the discount segment, PM USA’s shipment volume decreased 17.9%, while Basic shipment volume decreased 16.5% to 7.8 billion units in the first half of 2003. While PM USA’s shipment volume comparisons to 2002 continued to be affected primarily by a weak economic environment and sharp increases in state excise taxes, PM USA believes that its enhanced sales and promotion programs are having their intended effect, as measured by sequential improvements in its retail market share, as shown below.

Effective with the first quarter of 2003, PM USA is reporting retail market share results based on an enhanced retail tracking service, the IRI/Capstone Total Retail Panel. This new service was developed to provide a more comprehensive measure of market share in all retail outlets selling cigarettes, versus approximately 87% coverage in the previous service. Retail market share data for the fourth quarter of 2002 has been restated to reflect this new retail service. PM USA’s retail market share is lower using data from the IRI/Capstone Total Retail Panel compared to its previous service, because the new service expands coverage into stores where PM USA historically had a lower retail presence. The new service’s audit sample began with the fourth quarter of 2002. Consequently, PM USA is not reporting retail market share comparisons versus the year-ago period. However, the following table sets forth sequential retail market share comparisons since the fourth quarter of 2002:

	For the Three Months Ended

	June 30, 2003	March 31, 2003	December 31, 2002

Marlboro	37.8%	37.5%	37.4%
Parliament	1.7%	1.5%	1.3%
Virginia Slims	2.4%	2.5%	2.5%
Basic	4.2%	4.3%	4.3%

Focus Brands	46.1%	45.8%	45.5%
Other PM USA	2.4%	2.5%	2.6%

Total PM USA	48.5%	48.3%	48.1%

During the second quarter of 2003, PM USA launched a new line extension, Parliament Ultra Lights, and began test marketing Chesterfield Filter in the premium segment. During the first quarter of 2003, PM USA launched a new line extension, Marlboro Blend No. 27, which began shipping nationwide during the last week of March.

Effective April 2002, PM USA increased list prices $6.00 per thousand cigarettes on its domestic premium and discount brands. Each $1.00 per thousand increase by PM USA equates to a $0.02 increase in the list price to wholesalers of each pack of twenty cigarettes.

PM USA cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM USA’s shipments or retail market share; however, it believes that PM USA’s results may be materially adversely affected by price increases related to increased excise taxes and tobacco litigation settlements, as well as by the other items discussed under the caption “Tobacco—Business Environment.”

International tobacco. During the first six months of 2003, international tobacco net revenues, which include excise taxes billed to customers, increased $2.3 billion (16.2%) over the first six months of 2002. Excluding excise taxes, net revenues increased $646 million (8.7%), due primarily to favorable currency ($534 million), higher volume/mix ($115 million) and price increases ($66 million).

Operating companies income for the first six months of 2003 increased $326 million (11.0%) over the comparable 2002 period, due primarily to favorable currency ($210 million), price increases ($66 million), higher volume/mix ($58 million) and the pre-tax charges for a separation program in 2002 ($25 million).

PMI’s volume for the first six months of 2003 of 378.1 billion units increased 8.6 billion units (2.3%) over the first six months of 2002. Volume for world-wide duty-free declined 3.4% due to reduced international travel, reflecting the effects of the war in Iraq and the SARS epidemic. In Western Europe, volume declined due primarily to decreases in Italy and France. Shipment volume decreased in France, although market share was stable, reflecting contraction of the entire market following consecutive tax-driven price increases in January 2002 and January 2003. In Italy, volume decreased 13.1% and market share fell 7.4 share points as PMI’s brands remain under pressure from intense price competition. In Central and Eastern Europe, Middle East and Africa, volume increased strongly due to double-digit increases in Romania, Russia, the Ukraine and Turkey and to increases in the Czech Republic and the Slovak Republic. In Asia, volume grew slightly as increases in Japan, Korea, Taiwan and Thailand were partially offset by lower volume in the Philippines and Indonesia. In Latin America, volume increased, driven by gains in Argentina, Brazil and Central America.

PMI achieved market share gains in a number of important markets including Germany, Spain, the United Kingdom, the Ukraine, Greece, Austria, Turkey, Russia, Japan and Singapore.

Volume for Marlboro declined 1.0%, due primarily to tax-driven price increases in France and Germany, intense price competition in Italy and lower world-wide duty-free volume, partially offset by higher volumes in Russia, Japan and Argentina.

In May 2003, PMI announced an agreement to purchase 76% of a tobacco business in Greece for approximately $420 million with the intention to bid for the remaining 24%. The transaction, which is expected to close in the second half of 2003, is subject to regulatory approval. In July 2003, PMI increased its ownership interest in its affiliate in Ecuador to approximately 96.7% for a cost of approximately $75 million. In August 2003, PMI announced that it was awarded the bid to purchase 66% of a tobacco business in Serbia for euro 387 million. The transaction is expected to close in the second half of 2003. In August 2003, PMI announced that its license agreement with Japan Tobacco Inc. for the manufacture and sale of Marlboro cigarettes in Japan will not be renewed when the current term of the agreement expires in April 2005.

Operating Results

	For the Three Months Ended June 30,

	Net Revenues		Operating Companies Income

	(in millions)
	2003	2002	2003	2002

Domestic tobacco	$4,498	$4,881	$1,013	$1,454
International tobacco	8,388	7,139	1,603	1,403

Total tobacco	$12,886	$12,020	$2,616	$2,857

Domestic tobacco. During the second quarter of 2003, PM USA’s net revenues, which include excise taxes billed to customers, decreased $383 million (7.8%) from the comparable 2002 period. Excluding excise taxes, net revenues decreased $423 million (10.7%), due primarily to higher promotional spending ($683 million), partially offset by higher volume ($242 million).

Operating companies income for the second quarter of 2003 decreased $441 million (30.3%) from the comparable 2002 period, due primarily to higher promotional spending, net of lower costs under State Settlement Agreements (aggregating $422 million) and pre-tax charges for a legal settlement ($182 million) and the headquarters relocation ($9 million), partially offset by higher volume ($169 million).

Management Science Associates’ current measurements of the domestic cigarette industry’s total shipments do not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively. As a result of these limitations, PM USA will no longer report this data.

PM USA’s shipment volume for the second quarter of 2003 was 48.2 billion units, an increase of 4.1% over the comparable 2002 period, as a result of the favorable timing of trade purchases and promotional programs compared with 2002. In the premium segment, PM USA’s shipment volume increased 6.0%, while Marlboro shipment volume increased 7.8% to 38.0 billion units in the second quarter of 2003. In the discount segment,

PM USA’s shipment volume decreased 12.8%, while Basic shipment volume decreased 11.4% to 4.1 billion units in the second quarter of 2003. PM USA believes that its enhanced sales and promotion programs are having their intended effect, as measured by the volume increases discussed above and sequential improvements in its retail market share, as shown below.

Effective with the first quarter of 2003, PM USA is reporting retail market share results based on an enhanced retail tracking service, the IRI/Capstone Total Retail Panel. This new service was developed to provide a more comprehensive measure of market share in all retail outlets selling cigarettes, versus approximately 87% coverage in the previous service. Retail market share data for the fourth quarter of 2002 has been restated to reflect this new retail service. PM USA’s retail market share is lower using data from the IRI/Capstone Total Retail Panel compared to its previous service, because the new service expands coverage into stores where PM USA historically had a lower retail presence. The new service’s audit sample began with the fourth quarter of 2002. Consequently, PM USA is not reporting retail market share comparisons versus the year-ago period. However, the following table sets forth sequential retail market share comparisons since the fourth quarter of 2002:

	For the Three Months Ended

	June 30, 2003	March 31, 2003	December 31, 2002

Marlboro	37.8%	37.5%	37.4%
Parliament	1.7%	1.5%	1.3%
Virginia Slims	2.4%	2.5%	2.5%
Basic	4.2%	4.3%	4.3%

Focus Brands	46.1%	45.8%	45.5%
Other PM USA	2.4%	2.5%	2.6%

Total PM USA	48.5%	48.3%	48.1%

PM USA essentially held its retail share of both the premium and discount segments, as its share of the premium segment increased 0.1 share point to 61.1% in the second quarter of 2003 versus the first quarter of 2003, while its share of the discount segment declined 0.1 share point to 15.6%. Total industry retail market share for the discount segment decreased from the first quarter of 2003 to the second quarter of 2003 by 0.5 share points to 27.6%, while growth of the deep-discount segment was essentially flat, up 0.1 share point to 10.0%.

PM USA cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM USA’s shipments or retail market share; however, it believes that PM USA’s results may be materially adversely affected by price increases related to increased excise taxes and tobacco litigation settlements, as well as by the other items discussed under the caption “Tobacco—Business Environment.”

International tobacco. During the second quarter of 2003, international tobacco net revenues, which include excise taxes billed to customers, increased $1.2 billion (17.5%) over the second quarter of 2002. Excluding excise taxes, net revenues increased $288 million (7.8%), due primarily to favorable currency ($308 million) and higher pricing ($32 million), partially offset by lower volume/mix ($14 million).

Operating companies income for the second quarter of 2003 increased $200 million (14.3%) over the comparable 2002 period, due primarily to favorable currency ($125 million), price increases ($32 million) and pre-tax charges for a separation program in 2002 ($25 million), partially offset by lower volume/mix.

PMI’s volume for the second quarter of 2003 of 187.4 billion units increased 1.9 billion units (1.0%) over the second quarter of 2002. Volume for world-wide duty-free declined 10.6% due to reduced international travel, reflecting the effects of the war in Iraq and the SARS epidemic. In Western Europe, volume declined due primarily to decreases in Italy and France. Shipment volume decreased in France, reflecting contraction of the entire market following consecutive tax-driven price increases in January 2002 and January 2003. However, market share in France increased during the second quarter. In Italy, volume decreased 20.2% and market share fell 7.8 share points as PMI’s brands remain under pressure from intense price competition. In Central and Eastern Europe, Middle East and Africa, volume increased strongly due to double-digit increases in Romania, Russia, the Ukraine and the Slovak Republic and to increases in the Czech Republic and Turkey. In Asia, volume decreased as lower volume in Japan, the Philippines and Indonesia, were partially offset by gains in Korea, Taiwan, Thailand and Singapore. In Latin America, volume increased, driven by gains in Argentina, Brazil and Central America.

PMI achieved market share gains in a number of important markets including Argentina, Austria, Belgium, the Middle East, France, Germany, Greece, Japan, Korea, the Netherlands, Russia, Singapore, Spain, Switzerland, Turkey, the Ukraine and the United Kingdom.

Volume for Marlboro declined 0.6%, due primarily to intense price competition in Italy and lower world-wide duty-free volume, partially offset by increases in Russia, Japan and Argentina.

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

KFNA and KFI are subject to a number of challenges that may adversely affect their businesses. These challenges, which are discussed below and under “Cautionary Factors that May Affect Future Results,” include:

•	fluctuations in commodity prices;
•	movements of foreign currencies against the U.S. dollar;
•	competitive challenges in various products and markets;
•	a trend toward increasing consolidation in the retail trade and consequent inventory reductions;
•	changing consumer preferences;
•	competitors with different profit objectives and less susceptibility to currency exchange rates; and
•	consumer concerns about food safety, quality and health, including concerns about genetically modified organisms and obesity.

To confront these challenges, Kraft continues to take steps to build the value of its brands, improve its food business portfolio with new product and marketing initiatives and to address consumer concerns about food safety, quality and health. With obesity rates on the rise around the world, on July 1, 2003, Kraft announced a range of obesity related initiatives addressing product nutrition, marketing practices, consumer information and public advocacy and dialogue.

During the second quarter of 2003, several factors contributed to lower than anticipated volume growth. These factors include trade inventory reductions resulting from several customers experiencing financial difficulty, warehouse consolidations, store closings and retailers’ stated initiatives to reduce working capital, as well as the combined adverse affect of global economic weakness and higher price gaps in some key categories and countries. To improve volume and share trends, Kraft announced that it will increase marketing spending behind certain U.S. businesses in the remainder of 2003. The incremental investment is expected to be approximately $200 million higher than previously planned amounts, with spending occurring in the second half of 2003. Kraft also anticipates increased marketing spending behind certain U.S. businesses in 2004.

Fluctuations in commodity prices can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity prices on average have been lower than those incurred in 2002, while cocoa bean prices and coffee bean prices were higher than in 2002.

On December 11, 2000, Altria Group, Inc., through Kraft, acquired all of the outstanding shares of Nabisco Holdings Corp. (“Nabisco”). The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price. The closures will require total cash payments of $373 million, of which approximately $210 million has been spent through June 30, 2003. Substantially all of the closures were completed as of December 31, 2002, and the remaining payments relate to salary continuation for severed employees and lease payments.

The integration of Nabisco into the operations of Kraft also resulted in the closure or reconfiguration of several existing Kraft facilities. KFNA incurred pre-tax integration costs of $27 million and $75 million during the first and second quarters of 2002, respectively. KFI incurred pre-tax integration costs of $17 million during the second quarter of 2002. In addition, during the first quarter of 2002, approximately 700 employees accepted the benefits offered by a separation program for certain salaried employees. Pre-tax charges of $135 million and $7 million were recorded in the operating results of the North American and international food segments, respectively, for these separation programs.

During the second quarter of 2003, KFI acquired a biscuits business in Egypt. The aggregate cost of acquisitions during the first six months of 2003 was $83 million. In addition, KFI announced an agreement to sell its retail rice business in Germany, Austria and Denmark, which has received regulatory approval from the German competition authorities and is expected to close in the third quarter of 2003.

During the first quarter of 2002, KFI acquired a biscuits business in Australia for $62 million and KFNA sold several small North American food businesses, most of which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from Altria Group, Inc.’s condensed consolidated statements of earnings and no gain or loss was recognized on these sales. The aggregate pre-tax proceeds received from sales of Kraft’s businesses during the first six months of 2002 were $84 million.

The operating results of businesses acquired and sold were not material to Altria Group, Inc.’s consolidated financial position or operating results in any of the periods presented.

Operating Results

	For the Six Months Ended June 30,

	Net Revenues		Operating Companies Income

	(in millions)
	2003	2002	2003	2002

North American food	$11,024	$10,862	$2,680	$2,467
International food	4,176	3,798	533	551

Total food	$15,200	$14,660	$3,213	$3,018

North American food. During the first six months of 2003, net revenues increased $162 million (1.5%) over the first six months of 2002, due primarily to higher volume/mix ($118 million), higher pricing ($42 million) and favorable currency, partially offset by the divestiture of a small confectionery business in the fourth quarter of 2002.

Operating companies income for the first six months of 2003 increased $213 million (8.6%) over the comparable period of 2002, due primarily to separation and integration charges recorded in 2002 ($237 million) and higher pricing, net of cost increases ($22 million), partially offset by higher fixed overhead costs. As discussed above in “Food—Business Environment,” Kraft announced that it will increase marketing spending by approximately $200 million behind certain U.S. businesses in the second half of 2003.

Volume for the first six months of 2003 increased 1.9% over the comparable period in 2002. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by new product momentum in ready-to-drink beverages, partially offset by lower shipments of coffee. In Oscar Mayer and Pizza, volume increased, due primarily to higher shipments of frozen pizza, bacon and soy-based meat alternatives, partially offset by lower consumption of cold cuts. In Cheese, Meals and Enhancers, volume increased, due primarily to increased shipments in Canada and Mexico, partially offset by consumption weakness and trade inventory reductions in certain cheese and enhancers businesses. Volume in KFNA’s food service business in the United States increased, due to higher shipments to national accounts. Volume decreased in Biscuits, Snacks and Confectionery, due primarily to weakness in cookies and trade inventory reductions, as well as the divestiture of a small confectionery business in 2002.

International food. Net revenues for the first six months of 2003 increased $378 million (10.0%) over the first six months of 2002, due primarily to favorable currency ($216 million), higher pricing ($171 million, reflecting higher commodity and currency devaluation-driven costs in Latin America) and the impact of acquisitions ($20 million), partially offset by the impact of a divestiture in the fourth quarter of 2002 ($39 million).

Operating companies income for the first six months of 2003 decreased $18 million (3.3%) from the first six months of 2002, due primarily to higher marketing, administration and research costs ($70 million) and the impact of a divestiture in the fourth quarter of 2002, partially offset by 2002 charges for integration costs and separation programs ($24 million), favorable currency ($23 million) and higher pricing, net of cost increases ($16 million).

Volume for the first six months of 2003 decreased 2.0% from the first six months of 2002, due primarily to the divestiture of a Latin American bakery ingredients business in 2002, partially offset by growth in developing markets, new product introductions and the impact of acquisitions.

In Europe, Middle East and Africa, volume increased over the first six months of 2002, driven by volume growth across the Central and Eastern Europe, Middle East and Africa region, new product introductions and the impact of acquisitions, partially offset by price competition and consumer down-trading in select markets. Snacks volume increased, benefiting from acquisitions and the continued growth of confectionery businesses in Russia and Poland, partially offset by declines in select markets due to price competition. Beverages volume also increased, driven primarily by coffee in many markets, including Germany, Poland, Romania and Russia. In cheese, volume decreased, due primarily to price competition in Germany and Spain, and lower shipments in the Middle East, partially offset by higher shipments of cream cheese and cheese slices in Italy. In convenient meals, volume increased, due primarily to higher shipments of canned meats in Italy, partially offset by declines in Germany.

Volume decreased in the Latin America and Asia Pacific region from the first six months of 2002, due primarily to the divestiture of a Latin American bakery ingredients business in 2002, political and economic instability in Venezuela and economic weakness in Argentina, partially offset by growth in most Asia Pacific markets. Snacks volume decreased, due primarily to political and economic instability in Venezuela, a confectionery market decline in Brazil and economic weakness in Argentina, partially offset by biscuits volume growth in many markets, including Brazil, Colombia, Central America, Australia, Southeast Asia and China. In grocery, volume declined in Latin America, due primarily to the divestiture of a bakery ingredients business. In beverages, volume increased, driven by coffee and refreshment beverages. Coffee volume increased due primarily to higher shipments to China, and refreshment beverages volume increased, due to growth in most markets, including Brazil, Venezuela and the Philippines, aided by new product introductions. Convenient meals volume also grew, benefiting from gains in Argentina.

Operating Results

	For the Three Months Ended June 30,

	Net Revenues		Operating Companies Income

	(in millions)
	2003	2002	2003	2002

North American food	$5,644	$5,568	$1,383	$1,369
International food	2,197	1,945	296	299

Total food	$7,841	$7,513	$1,679	$1,668

North American food. During the second quarter of 2003, net revenues increased $76 million (1.4%) over the second quarter of 2002, due primarily to higher volume/mix ($65 million), favorable currency ($18 million) and higher pricing, partially offset by higher trade spending to manage price gaps, primarily on certain cheese categories, returns of new biscuit products that did not perform as expected and by the divestiture of a small confectionery business in the fourth quarter of 2002.

Operating companies income for the second quarter of 2003 increased $14 million (1.0%) over the comparable period of 2002, due primarily to integration charges recorded in 2002 ($75 million) and higher volume/mix ($14 million), partially offset by cost increases, net of higher pricing (aggregating $65 million, including higher commodity costs, increased promotional spending in certain categories and biscuit product returns) and higher fixed overhead costs. As discussed above in “Food—Business Environment,” Kraft announced that it will increase marketing spending by approximately $200 million behind certain U.S. businesses in the second half of 2003.

Volume for the second quarter of 2003 increased 2.5% over the comparable period for 2002. Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by ready-to-drink beverages as well as dry packaged desserts and frozen toppings, which benefited from the shift in Easter shipments. Due to the timing of Easter, all 2002 Easter shipments were in the first quarter, while some 2003 Easter shipments occurred in the second quarter. These gains were partially offset by lower coffee volume. In Cheese, Meals and Enhancers, volume increased, due primarily to the shift in Easter shipments and higher shipments in Canada and Mexico, partially offset by lower volume in enhancers. Volume in KFNA’s food service business in the United States increased due to higher shipments to national accounts and increased demand for ingredient products. In Oscar Mayer and Pizza, volume decreased, due primarily to lower shipments of cold cuts and hot dogs, partially offset by new product introductions in lunch combinations and pizza. Volume decreased in Biscuits, Snacks and Confectionery, due primarily to weakness in cookies, reflecting category declines and lower response from promotional programs and the divestiture of a small confectionery business in 2002.

International food. Net revenues for the second quarter of 2003 increased $252 million (13.0%) over the second quarter of 2002, due primarily to favorable currency ($129 million), higher pricing ($98 million, reflecting higher commodity and currency devaluation-driven costs in Latin America), higher volume/mix ($35 million) and the impact of acquisitions ($11 million), partially offset by the impact of a divestiture in the fourth quarter of 2002.

Operating companies income for the second quarter of 2003 decreased $3 million (1.0%) from the second quarter of 2002, due primarily to higher marketing, administration and research costs ($45 million), the impact of a divestiture in the fourth quarter of 2002 and devaluation-driven cost increases in Latin America, partially offset by the 2002 charge for integration costs ($17 million), favorable currency ($16 million) and higher volume/mix ($16 million).

Volume for the second quarter of 2003 decreased 0.9% from the second quarter of 2002, due primarily to the divestiture of a Latin American bakery ingredients business in 2002, the impact of intense price competition and consumer down-trading to lower priced alternatives, partially offset by the shift in Easter shipments, new product launches, growth in developing markets and the impact of acquisitions.

In Europe, Middle East and Africa, volume increased over the second quarter of 2002, benefiting from higher volume in Poland, Russia and Romania, the impact of acquisitions, new product introductions and a shift in Easter shipments, partially offset by price competition in select markets impacting the European Union. In beverages, volume increased, driven primarily by coffee in most markets, including Poland and Russia, and by gains in refreshment beverages. Snacks volume increased, benefiting from acquisitions, the continued growth of the confectionery business in Russia, and the shift in Easter shipments, partially offset by volume declines in France, Bulgaria and the Ukraine due to the impact of recent price increases. Cheese volume was below prior year, as intense price competition in Germany and Spain and lower shipments in the Middle East were partially offset by gains in cream cheese in the United Kingdom and the Nordic region. In convenient meals, volume increased due primarily to higher shipments of canned meats in Italy.

Volume decreased in the Latin America and Asia Pacific region from the second quarter of 2002, impacted by the divestiture of a Latin American bakery ingredients business in 2002, partially offset by growth in several Asia Pacific markets and the shift in Easter shipments. Beverages volume increased, driven by gains in Brazil, Venezuela, China and the Philippines, partially offset by a decline in Argentina. Snacks volume increased, benefiting from the shift in Easter shipments and growth in Asia Pacific, partially offset by a decline in Argentina. Convenient meals volume grew, due primarily to increased shipments in Argentina. In grocery, volume declined in Latin America due to the divestiture of a bakery ingredients business.

Financial Services

Business Environment

In the second quarter of 2003, Philip Morris Capital Corporation (“PMCC”) shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of leased assets. Accordingly, PMCC’s operating companies income will continue to decrease as lease investments mature or are sold.

PMCC accelerated its cash receipts on a real estate leveraged lease by refinancing the lease’s underlying debt at a lower interest rate and securitizing cash rents due to PMCC. To implement this refinancing, PMCC initially issued $314 million in notes accounted for as short-term debt. A portion of the proceeds ($71 million) was remitted to PMCC in June 2003 and the remainder ($243 million) was invested in short-term treasury securities. In July 2003, the investment in short-term treasury securities was liquidated, the prior leveraged lease debt was repaid and $71 million was remitted to PMCC. Total proceeds to PMCC as a result of this transaction were $142 million. At June 30, 2003, both the investment and the notes are reflected on the Altria Group, Inc. condensed consolidated balance sheet. On the condensed consolidated statement of cash flows for the six months ended June 30, 2003, the short-term investment in treasury securities is shown as an investing cash flow, and the issuance of the notes are shown as a financing cash flow.

On July 1, 2003, PMCC completed the sale of six single investor leases. Pre-tax proceeds totaled $230 million with a related operating companies income gain of approximately $13 million, which will be recorded in the third quarter of 2003.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major United States carriers. At June 30, 2003, approximately 25%, or $2.3 billion of PMCC’s investment in finance leases related to aircraft. In recognition of the economic downturn in the airline industry, PMCC increased its allowance for losses by $290 million in the fourth quarter of 2002. It is possible that further adverse developments in the airline industry may occur that may require PMCC to record an additional allowance for losses in future periods.

During May 2003, in connection with the efforts of American Airlines, Inc. (“American”) to avoid a bankruptcy filing, PMCC, American and the leveraged lease lenders entered into an agreement to restructure the leases on fourteen of PMCC’s twenty-eight MD-80 aircraft currently under long-term leveraged leases with American. This agreement resulted in a $28 million charge against PMCC’s allowance for losses during the second quarter of 2003 and a reduction of $30 million of lease income over the remaining terms of the leases. Leases on the remaining fourteen aircraft were unchanged. As of June 30, 2003, PMCC’s aggregate exposure to American totaled $213 million, which equals 2.3% of PMCC’s portfolio of finance assets.

On March 31, 2003, US Airways Group, Inc. (“US Airways”) emerged from Chapter 11 bankruptcy protection. PMCC currently leases 16 Airbus A319 aircraft to US Airways under long-term leveraged leases, which expire in 2018 and 2019. The leased aircraft represent an investment in finance leases of $137 million, or 1.5% of PMCC’s portfolio of finance assets at June 30, 2003. Pursuant to an agreement reached between US Airways and PMCC, US Airways affirmed these leases when it emerged from bankruptcy. This agreement resulted in a

$13 million charge against PMCC’s allowance for losses during the first quarter of 2003 and a reduction of $7 million of lease income over the remaining terms of the leases.

On December 9, 2002, United Air Lines Inc. (“UAL”) filed for Chapter 11 bankruptcy protection. At that time, PMCC leased 24 Boeing 757 aircraft to UAL, 22 under long-term leveraged leases and two under long-term single investor leases. Subsequently, PMCC purchased $239 million of senior nonrecourse debt on 16 of the aircraft under leveraged leases, which were then treated as single investor leases for accounting purposes. As of February 28, 2003, PMCC entered into an agreement with UAL to amend these 16 leases, as well as the two single investor leases. As of June 30, 2003, PMCC’s aggregate exposure to UAL totaled $610 million, which equals 6.7% of PMCC’s portfolio of finance assets at June 30, 2003. PMCC continues to negotiate with UAL in its efforts to restructure and emerge from bankruptcy.

Operating Results

	2003	2002

	(in millions)
Net revenues:
Six months ended June 30,	$220	$265

Three months ended June 30,	$104	$148

Operating companies income:
Six months ended June 30,	$165	$175

Three months ended June 30,	$82	$104

PMCC’s net revenues and operating companies income for the first six months of 2003 decreased $45 million (17.0%) and $10 million (5.7%), respectively, from the comparable period in 2002, due primarily to a significant gain during 2002 from the early termination of a lease, partially offset by higher income from leasing activities. During the second quarter of 2003, net revenues and operating companies income decreased $44 million (29.7%) and $22 million (21.2%), respectively, from the comparable period in 2002, due primarily to a significant gain recorded during 2002 from the early termination of a lease, which was partially offset by higher leasing income.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2003, net cash provided by operating activities was $4.2 billion compared with $5.7 billion during the comparable 2002 period. The decrease of $1.5 billion is due primarily to lower net earnings, as well as an increase of $344 million for pension contributions in 2003 and the timing of income tax payments and accruals ($887 million), as tax benefits associated with payments made under the State Settlement Agreements will be recognized later in 2003. This reflects the fact that PM USA made its annual settlement payments in the second quarter of 2003 versus the first quarter of 2002.

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

During the first six months of 2003, net cash used in investing activities was $1.2 billion, compared with $636 million during the first six months of 2002. The increase over the first six months of 2002 reflects the previously mentioned temporary investment in finance assets in 2003 and a lower level of proceeds received from the sales of businesses and finance assets.

Net Cash Provided by (Used in) Financing Activities

During the first six months of 2003, net cash provided by financing activities was $1.2 billion, compared with net cash used in financing activities of $4.3 billion during the first six months of 2002. The increase in cash provided was due primarily to higher debt and a lower level of stock repurchases in 2003, as compared to the net repayment of debt in 2002.

Debt and Liquidity

Debt - Altria Group, Inc.’s total debt (consumer products and financial services) was $28.5 billion and $23.3 billion at June 30, 2003 and December 31, 2002, respectively. Total consumer products debt was $26.0 billion and $21.2 billion at June 30, 2003 and December 31, 2002, respectively. The increase in total debt and consumer products debt reflects borrowings made on existing revolving credit facilities after access to the commercial paper markets was eliminated for ALG and Kraft. An increased level of cash and cash equivalents has resulted from these borrowings. This cash, which was $4.8 billion at June 30, 2003 (up from $565 million at December 31, 2002), will be used to meet ongoing working capital requirements, as well as debt maturities. Kraft has subsequently recovered access to the commercial paper markets. At June 30, 2003 and December 31, 2002, Altria Group, Inc.’s ratio of consumer products debt to total equity was 1.17 and 1.09, respectively. The ratio of total debt to total equity was 1.28 and 1.20 at June 30, 2003 and December 31, 2002, respectively.

Credit Ratings - Following a $10.1 billion judgment on March 21, 2003 against PM USA in the Price litigation which is discussed in Note 10, the three major credit rating agencies took a series of ratings actions resulting in the lowering of ALG’s short-term and long-term debt ratings. Moody’s lowered ALG’s short-term debt rating from “P-1” to “P-2” and its long-term debt rating from “A2” to “Baa2.” S&P lowered ALG’s short-term debt rating from “A-1” to “A-2” and its long-term debt rating from “A-” to “BBB.” Fitch lowered ALG’s short-term debt rating from “F-1” to “F-2” and its long-term debt rating from “A” to “BBB.” These ratings are on credit watch with negative implications from all three rating agencies.

While Kraft is not a party to, and has no exposure to, this litigation, its credit ratings were also lowered, but to a lesser degree by Moody’s and S&P. As a result of the rating agencies’ actions, borrowing costs for ALG and Kraft have increased. None of ALG’s or Kraft’s debt agreements requires accelerated repayment as a result of a decrease in credit ratings.

Credit Lines - ALG and Kraft each maintain separate revolving credit facilities that they have historically used to support the issuance of commercial paper. However, as a result of the rating agencies actions discussed above, ALG’s and Kraft’s access to the commercial paper market was eliminated. Subsequently, in April 2003, ALG and Kraft began to borrow against existing credit facilities to repay maturing commercial paper and to fund normal working capital needs. By the end of May 2003, Kraft regained its access to the commercial paper markets.

The ALG multi-year revolving credit facility requires the maintenance of a fixed charges coverage ratio. The Kraft multi-year revolving credit facility, which is for the sole use of Kraft, requires the maintenance of a minimum net worth. ALG and Kraft met their respective covenants at June 30, 2003 and expect to continue to meet their respective covenants. ALG and Kraft negotiated new, 364-day revolving credit facilities to replace those that were due to expire on July 14, 2003. The new ALG 364-day revolving credit facility in the amount of $2.0 billion expires on July 13, 2004. It requires the maintenance of a fixed charges coverage ratio and prohibits share repurchases while borrowings are outstanding against either ALG’s 364-day or multi-year facility. In addition, the size of the 364-day facility will be reduced by 50% of the amount of any long-term capital markets transactions completed by ALG. The new Kraft 364-day revolving credit facility in the amount of $2.5 billion also expires on July 13, 2004. It requires the maintenance of a minimum net worth. Neither of these facilities, nor the multi-year facilities, includes any additional financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The multi-year facilities both expire in July 2006.

In the table below, information is provided as of June 30, 2003 and August 8, 2003 to provide the most current information available. At June 30, 2003 and at August 8, 2003, credit lines for ALG and Kraft, and the related activity were as follows (in billions of dollars):

ALG	June 30, 2003				August 8, 2003

Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

364-day	$3.0	$—	$—	$3.0	$2.0	$—	$—	$2.0
Multi-year	5.0	4.6	0.2	0.2	5.0	3.3		1.7

	$8.0	$4.6	$0.2	$3.2	$7.0	$3.3	$—	$3.7

Kraft	June 30, 2003				August 8, 2003

Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

364-day	$3.0	$—	$2.1	$0.9	$2.5	$—	$1.1	$1.4
Multi-year	2.0	1.5	0.5		2.0	0.2	1.8

	$5.0	$1.5	$2.6	$0.9	$4.5	$0.2	$2.9	$1.4

In addition to the above, certain international subsidiaries of ALG and Kraft maintain uncommitted credit lines to meet the short-term working capital needs of PMI and KFI. These credit lines, which amounted to approximately $1.4 billion for ALG subsidiaries (other than Kraft) and approximately $0.6 billion for Kraft subsidiaries, are for the sole use of PMI and KFI. At June 30, 2003, borrowings on these lines amounted to approximately $0.2 billion each for the international subsidiaries of ALG (other than Kraft) and Kraft.

Guarantees - As discussed in Note 10, Altria Group, Inc. had third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximating $249 million, of which $210 million have no specified expiration dates. The remainder expire through 2012, with $22 million expiring through June 30, 2004. Altria Group, Inc. is required to perform under these guarantees in the event that a third-party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has recorded a liability of $86 million at June 30, 2003 relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2003, subsidiaries of ALG were also contingently liable for $1.1 billion of guarantees related to their own performance, consisting of the following:

•

$0.9 billion of guarantees of excise tax and import duties related to international shipments of tobacco products. In these agreements, a financial institution provides a guarantee of tax payments to respective governments. PMI then issues a guarantee to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s consolidated balance sheet.

•	$0.2 billion of other guarantees related to the tobacco and food businesses.

Although Altria Group, Inc.’s guarantees of its own performance are frequently short-term in nature, the short-term guarantees are expected to be replaced, upon expiration, with similar guarantees of similar amounts. Guarantees do not have, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Litigation Escrow Deposits - As discussed in Note 10, in May 2001, the trial court in the Engle class action approved a stipulation among PM USA, certain other defendants, plaintiffs and the plaintiff class that provides that the execution or enforcement of the punitive damages component of the judgment in that case will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with the Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. The $1.2 billion escrow account is included in the June 30, 2003 and December 31, 2002 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the condensed consolidated statements of earnings. In May 2003, the Florida Third District Court of Appeals reversed the judgment entered by the trial court with instructions for the trial court to order the decertification of the class. In July 2003, plaintiffs moved for reconsideration of the appellate court’s ruling. In addition, with respect to certain adverse verdicts currently on appeal (excluding amounts relating to the Engle case and the Price litigation discussed below), as of June 30, 2003, PM USA has posted various forms of security totaling $364 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

As discussed in Note 10, the Price case, in which PM USA was the defendant, commenced in January 2003 and was tried before a judge rather than a jury. In March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages. At the request of PM USA, the judge stayed enforcement of the judgment for 30 days. Thereafter, under the judgment, enforcement would have been stayed only if an appeal bond in the amount of $12 billion had been presented and approved. On April 14, 2003, the trial court judge reduced the bond that PM USA must provide and stayed enforcement of the judgment pending the completion of the appellate review. Under the judge’s order, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc.) In addition, PM USA will make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note (presently, $210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note which are due in April 2008, 2009 and 2010. (Cash payments into the account will be presented as other assets on the consolidated balance sheet.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond and sent the issue back to the trial court for further consideration. Enforcement of the judgment has been stayed until August 20, 2003 while the matter is under consideration by the trial court. PM USA has petitioned the Illinois Supreme Court for review of the intermediate appellate court’s ruling. However, absent judicial or legislative relief, there can be no assurance that PM USA will be able to obtain a stay of enforcement of the judgment pending its appeal on the merits.

Tobacco Litigation Settlement Payments - As discussed in Note 10, PM USA, along with other domestic tobacco companies, has entered into State Settlement Agreements that require the domestic tobacco industry to make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, as well as an additional $250 million in 2003. These payment obligations are the several and not joint obligations of each settling defendant. PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. Accordingly, PM USA records its portion of ongoing settlement payments as part of cost of sales as product is shipped.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (in 2003 through 2008, $500 million each year; and 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, industry volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer’s relative market share. PM USA records its portion of these payments as part of cost of sales as product is shipped.

During the six months ended June 30, 2003 and 2002, and the quarters ended June 30, 2003 and 2002, PM USA recognized $2.2 billion and $2.8 billion, respectively, and $1.1 billion and $1.3 billion, respectively, as part of cost of sales attributable to the foregoing settlement obligations.

As discussed in Note 10, PM USA along with certain other defendants reached an agreement with plaintiffs in the Tobacco Growers’ Case to resolve the lawsuit. The agreement includes a commitment by each settling manufacturer defendant to purchase a certain percentage of its leaf requirements from U.S. tobacco growers for at least the next ten years and has agreed to make financial payments to the class. Accordingly, during the second quarter of 2003, PM USA recorded its best estimate of the impact of this agreement as a pre-tax charge of $182 million.

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

Leases - PMCC holds investments in leveraged leases and direct finance leases. At June 30, 2003, PMCC’s net finance receivable of $7.6 billion in leveraged leases, which is included in Altria Group, Inc.’s condensed consolidated balance sheet as part of finance assets, net, consists of total lease receivables ($28.7 billion) and the residual value of assets under lease ($2.2 billion), reduced by nonrecourse third-party debt ($19.5 billion) and unearned income ($3.8 billion). PMCC has no obligation for the payment of the nonrecourse third-party debt issued to purchase the assets under lease. The payment of such debt is collateralized only by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC or Altria Group, Inc. As required by accounting standards generally accepted in the United States of America (“U.S. GAAP”), the nonrecourse third-party debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets.

At June 30, 2003, PMCC’s net finance receivable in direct finance leases of $1.8 billion, which is also included in finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheet, consists of lease receivables ($2.1 billion) and the residual value of assets under lease ($0.1 billion) reduced by unearned income ($0.4 billion). Finance assets, net, at June 30, 2003 also includes an allowance for losses ($0.4 billion).

Equity and Dividends

During the first six months of 2003 and 2002, ALG repurchased 18.7 million and 45.0 million shares, respectively, of its common stock at a cost of $689 million and $2.3 billion, respectively. During the first quarter of 2003, ALG completed its three-year, $10 billion share repurchase program and began a one-year, $3 billion share repurchase program. At June 30, 2003, cumulative repurchases under the $3 billion authority totaled 7.0 million shares at an aggregate cost of $241 million. Following the rating agencies’ actions in the first quarter of 2003, discussed above in “Credit Ratings,” ALG suspended its share repurchase program.

On June 21, 2002, Kraft’s Board of Directors approved the repurchase from time to time of up to $500 million of Kraft’s Class A common stock solely to satisfy the obligations of Kraft to provide shares under its 2001 Performance Incentive Plan and its 2001 Compensation Plan for non-employee directors. As of June 30, 2003, Kraft repurchased 2.8 million shares of its Class A common stock at a cost of $86 million.

Concurrently with Kraft’s initial public offering (“IPO”), certain employees of Altria Group, Inc. (other than Kraft and its subsidiaries) received a one-time grant of options to purchase shares of Kraft’s Class A common stock held by Altria Group, Inc. at the IPO price of $31.00 per share. At June 30, 2003, employees held options to purchase approximately 1.6 million shares of Kraft’s Class A common stock from Altria Group, Inc. In order to completely satisfy the obligation, Altria Group, Inc. purchased approximately 1.6 million shares of Kraft’s Class A common stock in open market transactions during 2002.

In January 2003, Altria Group, Inc. granted approximately 2.3 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 1.5 million equivalent shares. Restrictions on the shares lapse in the first quarter of 2006.

Dividends paid in the first six months of 2003 and 2002 were $2.6 billion and $2.5 billion, respectively, an increase of 4.6%, reflecting a higher dividend rate in 2003, partially offset by a lower number of shares outstanding as a result of share repurchases. During the third quarter of 2002, Altria Group, Inc.’s Board of Directors approved a 10.3% increase in the quarterly dividend rate to $0.64 per share. As a result, the present annualized dividend rate is $2.56 per share.

Market Risk

Altria Group, Inc. operates globally, with manufacturing and sales facilities in numerous locations around the world, and utilizes certain financial instruments to manage its foreign currency and commodity exposures, which primarily relate to forecasted transactions and debt. Derivative financial instruments are used by Altria Group, Inc., principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates and commodity prices, by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes.

A substantial portion of Altria Group, Inc.’s derivative financial instruments are effective as hedges under U.S. GAAP. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,

	2003	2002	2003	2002

	(in millions)		(in millions)
(Loss) gain at beginning of period	$(77)	$33	$(47)	$75
Derivative (gains) losses transferred to earnings	(39)	79	(41)	(13)
Change in fair value	130	(206)	102	(156)

Gain (loss) as of June 30	$14	$(94)	$14	$(94)

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates. Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, the Swiss franc and the euro. At June 30, 2003 and December 31, 2002, Altria Group, Inc. had option and forward foreign exchange contracts with aggregate notional amounts of $10.1 billion, which were comprised of contracts for the purchase and sale of foreign currencies. Included in the foreign currency aggregate notional amounts at June 30, 2003 and December 31, 2002, were $1.8 billion and $2.6 billion, respectively, of equal and offsetting foreign currency positions, which do not qualify as hedges and will not result in any net gain or loss.

In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. A substantial portion of the foreign currency swap agreements are accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of June 30, 2003 and December 31, 2002. At June 30, 2003 and December 31, 2002, the notional amounts of foreign currency swap agreements aggregated $2.5 billion.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. For the six months ended June 30, 2003 and 2002, losses of $115 million, net of income taxes, and $113 million, net of income taxes, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities. Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials. Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At June 30, 2003 and December 31, 2002, Kraft had net long commodity positions of $497 million and $544 million, respectively. In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at June 30, 2003 and December 31, 2002.

Use of the above-mentioned financial instruments has not had a material impact on Altria Group, Inc.’s consolidated financial position at June 30, 2003 and December 31, 2002, or Altria Group, Inc.’s consolidated results of operations and cash flows for the six months and three months ended June 30, 2003 and June 30, 2002.

Contingencies

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 is effective on July 1, 2003 for financial instruments created or modified before May 31, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on Altria Group, Inc.’s 2003 consolidated financial statements.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” EITF Issue No. 01-8 is effective for arrangements entered into or modified after June 30, 2003. Altria Group, Inc. does not expect the adoption of EITF Issue No. 01-8 to have a material impact on its 2003 consolidated financial statements.

In May 2003, the EITF reached a consensus on EITF Issue No. 03-3, “Applicability of EITF Abstracts, Topic No. D-79, ‘Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises,’ to Claims-Made Insurance Policies,” regarding the accounting for claims-made insurance policies by the insured party. EITF Issue No. 03-3 provides guidance for determining whether a claims-made insurance policy contains a retroactive provision. EITF Issue No. 03-3 is effective for arrangements entered into or modified after June 30, 2003. Altria Group, Inc. does not expect the adoption of EITF Issue No. 03-3 to have a material impact on its 2003 consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Altria Group, Inc. does not expect the adoption of SFAS No. 149 to have a material impact on its 2003 consolidated financial statements.

Effective January 1, 2003, Altria Group, Inc. adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The adoption of SFAS No. 146 did not have a material impact on Altria Group, Inc.’s consolidated financial position, results of operations or cash flows for the six months and three months ended June 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No. 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. ALG’s financial services subsidiary, PMCC, uses various legal entity formations, such as owner trusts, grantor trusts, limited liability companies and partnerships to purchase and hold assets which are leased to third parties. Most of these entities have historically been and are currently consolidated entities of PMCC. Adoption of Interpretation No. 46 did not have a material impact on Altria Group, Inc.’s consolidated financial statements.

In November 2002, the EITF issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into beginning July 1, 2003. Altria Group, Inc. does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its 2003 consolidated financial statements.

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

Tobacco Related Litigation. There is substantial litigation pending in the United States and in foreign jurisdictions arising out of the tobacco businesses of PM USA and PMI. We anticipate that new cases will continue to be filed. In some cases, plaintiffs claim damages, including punitive damages, ranging into the billions of dollars. Although, to date, our tobacco subsidiaries have never had to pay a judgment in a tobacco related case, there are presently 12 cases on appeal in which verdicts were returned against PM USA, including a compensatory and punitive damages verdict totaling approximately $10.1 billion in the Price case in Illinois. In order to prevent a plaintiff from seeking to collect a judgment while the verdict is being appealed, the defendant must post an appeal bond, frequently in the amount of the judgment or more, or negotiate an alternative arrangement with plaintiffs. In the event of future losses at trial, we may not always be able to obtain the required bond or to negotiate an acceptable alternative arrangement.

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

______________

*	This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among ALG and its various operating subsidiaries or when any distinction is clear from the context.

Excise Taxes. Substantial excise tax increases have been and continue to be imposed on cigarettes in the United States at the federal, state and local levels, as well as in foreign jurisdictions. The resulting price increases have caused, and may continue to cause, consumers to cease or reduce smoking, to shift from premium to discount brands and to purchase cigarettes outside of legitimate channels.

Increasing Competition in the Domestic Tobacco Market. Settlements of certain tobacco litigation in the United States, combined with excise tax increases, have resulted in substantial cigarette price increases. PM USA faces increased competition from lowest priced brands sold by certain domestic and foreign manufacturers that enjoy cost advantages because they are not making payments under the settlements or related state escrow legislation. Additional competition has resulted from diversion into the domestic market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes and increased imports of foreign lowest priced brands. The competitive environment has been characterized by weak economic conditions, erosion of consumer confidence, a continued influx of cheap products, and higher prices due to higher state excise taxes and list price increases. As a result, the lowest priced products of manufacturers of numerous small share brands have increased their market share, putting pressure on the industry’s premium segment.

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

Food Safety, Quality and Health Concerns. We could be adversely affected if consumers in Kraft’s principal markets lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, like the recent publicity about genetically modified organisms and “mad cow disease” in Europe, whether or not valid, may discourage consumers from buying Kraft’s products or cause production and delivery disruptions. Recent publicity concerning the health implications of obesity and trans fatty acids could also reduce consumption of certain of Kraft’s products. In addition, Kraft may need to recall some of its products if they become adulterated or misbranded. Kraft may also be liable if the consumption of any of its products causes injury. A widespread product recall or a significant product liability judgment could cause products to be unavailable for a period of time and a loss of consumer confidence in Kraft’s food products and could have a material adverse effect on Kraft’s business.

Financial Flexibility. Altria Group, Inc.’s financial flexibility may be affected by its current inability to access credit markets for short-term and long-term borrowings on terms as favorable as those that existed prior to recent actions by credit rating agencies.

Item 4.	Controls and Procedures.

Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including ALG’s Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, ALG’s Chairman and Chief Executive Officer, and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective in timely alerting them to material information relating to Altria Group, Inc. (including its consolidated subsidiaries) required to be included in ALG’s periodic SEC filings. There has been no change in Altria Group, Inc.’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Altria Group, Inc.’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 10. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Tobacco-Business Environment – Governmental Investigations and Exhibits 99.1 and 99.2 to this report.

Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits
12	Statement regarding computation of ratios of earnings to fixed charges.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certain Pending Litigation Matters and Recent Developments.
99.2	Trial Schedule for Certain Cases.
99.3	364-day Revolving Credit Facility dated as of July 14, 2003.

(b)

Reports on Form 8-K. The Registrant (i) filed a Current Report on Form 8-K on April 15, 2003 covering Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) containing Altria Group, Inc.’s press release dated April 14, 2003 which related to the trial court approval of an Order on Defendant’s Request for Reduction of Bond and Stay of Enforcement of the Judgment in Price, et al. v. Philip Morris Incorporated in Illinois; (ii) furnished a Current Report on Form 8-K on April 16, 2003 covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) containing Altria Group, Inc.’s earnings release dated April 16, 2003; and (iii) furnished a Current Report on Form 8-K on July 17, 2003 covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) containing Altria Group, Inc.’s earnings release dated July 17, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.
/s/ DINYAR S. DEVITRE

Dinyar S. Devitre, Senior Vice President and Chief Financial Officer August 13, 2003