Form 10-Q
period 2003-09-30
ALTRIA GROUP INC
filed 2003-11-13
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

(   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________  to ____________

Commission file number 1-8940

ALTRIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Virginia	13-3260245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 663-4000

_____________________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  X      No

At October 31, 2003, there were 2,031,172,498 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Consumer products
Cash and cash equivalents	$6,048	$565

Receivables (less allowances of $141 and $142)	5,161	5,139

Inventories:
Leaf tobacco	3,475	3,605
Other raw materials	2,039	1,935
Finished product	3,638	3,587

	9,152	9,127

Other current assets	2,498	2,610

Total current assets	22,859	17,441

Property, plant and equipment, at cost	26,153	24,553
Less accumulated depreciation	10,776	9,707

	15,377	14,846

Goodwill	26,751	26,037
Other intangible assets, net	11,807	11,834
Other assets	9,029	8,151

Total consumer products assets	85,823	78,309

Financial services
Finance assets, net	8,464	9,075
Other assets	139	156

Total financial services assets	8,603	9,231

TOTAL ASSETS	$94,426	$87,540

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except per share data)
(Unaudited)

	September 30, 2003	December 31, 2002

LIABILITIES
Consumer products
Short-term borrowings	$4,427	$407
Current portion of long-term debt	1,510	1,558
Accounts payable	2,639	3,088
Accrued liabilities:
Marketing	2,479	3,192
Taxes, except income taxes	2,195	1,735
Employment costs	1,103	1,099
Settlement charges	3,287	3,027
Other	2,603	2,563
Income taxes	1,497	1,103
Dividends payable	1,382	1,310

Total current liabilities	23,122	19,082

Long-term debt	18,548	19,189
Deferred income taxes	6,487	6,112
Accrued postretirement health care costs	3,194	3,128
Minority interest	4,657	4,366
Other liabilities	7,452	8,004

Total consumer products liabilities	63,460	59,881

Financial services
Long-term debt	2,083	2,166
Nonrecourse debt	156
Deferred income taxes	5,729	5,521
Other liabilities	169	494

Total financial services liabilities	8,137	8,181

Total liabilities	71,597	68,062

Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	4,753	4,642
Earnings reinvested in the business	46,290	43,259
Accumulated other comprehensive losses (including currency translation of $2,366 and $2,951)	(3,369)	(3,956)

	48,609	44,880
Less cost of repurchased stock (775,709,046 and 766,701,765 shares)	(25,780)	(25,402)

Total stockholders’ equity	22,829	19,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,426	$87,540

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,

	2003	2002

Net revenues	$61,141	$61,634
Cost of sales	23,456	24,707
Excise taxes on products	15,868	13,916

Gross profit	21,817	23,011
Marketing, administration and research costs	9,331	9,311
Domestic tobacco legal settlement	182
Domestic tobacco headquarters relocation charges	36
Gains on sales of businesses	(23)	(3)
Integration costs		119
Asset impairment and exit costs	6	223
Amortization of intangibles	7	5

Operating income	12,278	13,356
Gain on Miller Brewing Company transaction		(2,653)
Interest and other debt expense, net	847	881

Earnings before income taxes and minority interest	11,431	15,128
Provision for income taxes	3,996	5,370

Earnings before minority interest	7,435	9,758
Minority interest in earnings and other, net	322	424

Net earnings	$7,113	$9,334

Per share data:
Basic earnings per share	$3.51	$4.39

Diluted earnings per share	$3.50	$4.34

Dividends declared	$1.96	$1.80

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,

	2003	2002

Net revenues	$20,939	$19,996
Cost of sales	7,900	7,674
Excise taxes on products	5,637	4,758

Gross profit	7,402	7,564
Marketing, administration and research costs	3,167	2,972
Domestic tobacco headquarters relocation charges	27
Gains on sales of businesses	(23)
Asset impairment and exit costs	6	33
Amortization of intangibles	2	1

Operating income	4,223	4,558
Gain on Miller Brewing Company transaction		(2,653)
Interest and other debt expense, net	301	279

Earnings before income taxes and minority interest	3,922	6,932
Provision for income taxes	1,353	2,461

Earnings before minority interest	2,569	4,471
Minority interest in earnings and other, net	79	112

Net earnings	$2,490	$4,359

Per share data:
Basic earnings per share	$1.23	$2.07

Diluted earnings per share	$1.22	$2.06

Dividends declared	$0.68	$0.64

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2002 and
the Nine Months Ended September 30, 2003
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)

	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity

Balances, January 1, 2002	$935	$4,503	$37,269	$(3,238)	$(135)	$(3,373)	$(19,714)	$19,620

Comprehensive earnings:
Net earnings			11,102					11,102
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				287		287		287
Additional minimum pension liability					(760)	(760)		(760)
Change in fair value of derivatives accounted for as hedges					(110)	(110)		(110)

Total other comprehensive losses								(583)

Total comprehensive earnings								10,519

Exercise of stock options and issuance of other stock awards		139	15				563	717
Cash dividends declared ($2.44 per share)			(5,127)					(5,127)
Stock repurchased							(6,251)	(6,251)

Balances, December 31, 2002	935	4,642	43,259	(2,951)	(1,005)	(3,956)	(25,402)	19,478

Comprehensive earnings:
Net earnings			7,113					7,113
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				585		585		585
Additional minimum pension liability					(3)	(3)		(3)
Change in fair value of derivatives accounted for as hedges					5	5		5

Total other comprehensive earnings								587

Total comprehensive earnings								7,700

Exercise of stock options and issuance of other stock awards		111	(105)				311	317
Cash dividends declared ($1.96 per share)			(3,977)					(3,977)
Stock repurchased							(689)	(689)

Balances, September 30, 2003	$935	$4,753	$46,290	$(2,366)	$(1,003)	$(3,369)	$(25,780)	$22,829

Total comprehensive earnings were $1,917 million and $4,348 million, respectively, for the quarters ended September 30, 2003 and 2002, and $9,431 million for the first nine months of 2002.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,

	2003	2002

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$6,961	$9,180
- Financial services	152	154

Net earnings	7,113	9,334

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	1,050	976
Deferred income tax provision	629	1,024
Minority interest in earnings and other, net	322	424
Domestic tobacco legal settlement	182
Domestic tobacco headquarters relocation charges, net of cash paid	29
Escrow bond for Price domestic tobacco case	(200)
Integration costs, net of cash paid	(9)	109
Asset impairment and exit costs, net of cash paid	(14)	192
Gain on Miller Brewing Company transaction		(2,653)
Gains on sales of businesses	(23)	(3)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	139	(137)
Inventories	237	(261)
Accounts payable	(567)	(959)
Income taxes	415	1,091
Accrued liabilities and other current assets	(557)	99
Settlement charges	254	804
Pension plan contributions	(760)	(389)
Other	337	(38)
Financial services
Deferred income tax provision	208	171
Other	115	148

Net cash provided by operating activities	8,900	9,932

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	(1,353)	(1,349)
Purchases of businesses, net of acquired cash	(608)	(132)
Proceeds from sales of businesses	25	86
Other	88	87
Financial services
Investments in finance assets	(138)	(443)
Proceeds from finance assets	364	314

Net cash used in investing activities	(1,622)	(1,437)

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,

	2003	2002

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance (repayment) of short-term borrowings	$2,616	$(3,442)
Long-term debt proceeds	1,560	4,555
Long-term debt repaid	(1,003)	(1,841)
Financial services
Net repayment of short-term borrowings		(512)
Long-term debt proceeds		440
Nonrecourse debt	156
Long-term debt repaid	(147)

Repurchase of Altria Group, Inc. common stock	(777)	(4,545)
Repurchase of Kraft Foods Inc. common stock	(126)	(77)
Dividends paid on Altria Group, Inc. common stock	(3,905)	(3,729)
Issuance of Altria Group, Inc. common stock	188	715
Other	(334)	(161)

Net cash used in financing activities	(1,772)	(8,597)

Effect of exchange rate changes on cash and cash equivalents	(23)	104

Cash and cash equivalents:

Increase	5,483	2

Balance at beginning of period	565	453

Balance at end of period	$6,048	$455

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Company Name Change:

On January 27, 2003, Philip Morris Companies Inc. changed its name to Altria Group, Inc. (“ALG”).  Altria Group, Inc. elected to retain its stock ticker symbol as “MO.”

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

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due primarily to the disclosure of more detailed information on the condensed consolidated balance sheets, condensed consolidated statements of earnings and the condensed consolidated statements of cash flows.

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

In January 2003, Altria Group, Inc. granted approximately 2.3 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 1.5 million equivalent shares.  In addition, Kraft Foods Inc. (“Kraft”) granted approximately 3.7 million Class A restricted shares to eligible U.S.-based employees and issued rights to receive approximately 1.6 million Class A equivalent shares to eligible non-U.S. employees.  Restrictions on the shares lapse in the first quarter of 2006.  Altria Group, Inc.’s condensed consolidated financial statements reflect compensation expense related to restricted stock awards of $67 million (including $36 million related to Kraft awards) and $11 million, for the nine months ended September 30, 2003 and 2002, respectively, and $25 million (including $14 million related to Kraft awards) and $3 million, for the three months ended September 30, 2003 and 2002, respectively.

In addition to restricted stock, at September 30, 2003, Altria Group, Inc.’s stock-based employee compensation plans permit the issuance of stock options to employees.  Altria Group, Inc. applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans.  No compensation expense for employee

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

stock options is reflected in net earnings, as all options granted under those plans had an exercise price not less than the market value of the common stock on the date of the grant.  Net earnings, as reported, includes the after-tax impact of compensation expense related to restricted stock.  The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the nine months and three months ended September 30, 2003 and 2002 (in millions, except per share data):

	For the Nine Months Ended September 30,

	2003	2002

Net earnings, as reported	$7,113	$9,334
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	16	107

Pro forma net earnings	$7,097	$9,227

Earnings per share:
Basic - as reported	$3.51	$4.39

Basic - pro forma	$3.50	$4.34

Diluted - as reported	$3.50	$4.34

Diluted - pro forma	$3.49	$4.29

	For the Three Months Ended September 30,

	2003	2002

Net earnings, as reported	$2,490	$4,359
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	1	33

Pro forma net earnings	$2,489	$4,326

Earnings per share:
Basic - as reported	$1.23	$2.07

Basic - pro forma	$1.23	$2.06

Diluted - as reported	$1.22	$2.06

Diluted - pro forma	$1.22	$2.04

Note 3.  Recently Adopted Accounting Standards:

Several recent accounting pronouncements became effective on July 1, 2003.  Altria Group, Inc. adopted these pronouncements, none of which had a material impact on its consolidated financial position, results of operations or cash flows.  The pronouncements adopted as of July 1, 2003 were as follows:

•

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity;”

•

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities;”

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•

Emerging Issues Task Force (“EITF”) Issue No. 03-3, “Applicability of EITF Abstracts, Topic No. D-79, ‘Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises,’ to Claims-Made Insurance Policies;”

•

EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease;” and

•

EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Several other accounting pronouncements became effective earlier in the year.  Altria Group, Inc.’s adoption of each of these pronouncements did not have a material impact on its consolidated financial position, results of operations or cash flows.  These pronouncements were as follows:

•

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;”

•

Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” see Note 10. Contingencies for applicable disclosures of guarantees in accordance with FASB Interpretation No. 45; and

•

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”

Note 4.  Goodwill and Other Intangible Assets, net:

Goodwill by segment was as follows (in millions):

	September 30, 2003	December 31, 2002

International tobacco	$1,427	$981
North American food	20,806	20,722
International food	4,518	4,334

Total goodwill	$26,751	$26,037

Intangible assets were as follows:

	September 30, 2003		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(in millions)		(in millions)
Non-amortizable intangible assets	$11,758		$11,810
Amortizable intangible assets	86	$37	54	$30

Total intangible assets	$11,844	$37	$11,864	$30

Non-amortizable intangible assets substantially consist of brand names purchased through the Nabisco acquisition.  Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements.  Pre-tax amortization expense for intangible assets during the nine months and three months ended September 30, 2003 was $7 million and $2 million, respectively.  Based upon the amortizable intangible assets recorded on the balance sheet as of September 30, 2003, amortization expense for each of the next five years is estimated to be $10 million or less.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The movement in goodwill and intangible assets from December 31, 2002 is as follows (in millions):

	Goodwill	Intangible Assets

Balance at December 31, 2002	$26,037	$11,864
Changes due to:
Acquisitions	461	21
Currency	201	(41)
Other	52

Balance at September 30, 2003	$26,751	$11,844

As a result of Kraft’s common stock repurchases, ALG’s ownership percentage of Kraft has increased, thereby resulting in an increase in goodwill, which is reflected in Other above.

Note 5.  Financial Instruments:

During the nine months and three months ended September 30, 2003, ineffectiveness related to fair value hedges and cash flow hedges was a gain of $13 million, which was recorded in cost of sales on the condensed consolidated statements of earnings.  Ineffectiveness related to fair value and cash flow hedges during the nine months and three months ended September 30, 2002 was not material.  Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next sixteen months.  At September 30, 2003, Altria Group, Inc. estimates derivative losses of $75 million, net of income taxes, reported in accumulated other comprehensive earnings (losses), will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at September 30, 2003 and 2002, Altria Group, Inc. recorded losses of $37 million, net of income taxes, and $127 million, net of income taxes, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

	2003	2002	2003	2002

	(in millions)		(in millions)
(Loss) gain at beginning of period	$(77)	$33	$14	$(94)

Derivative (gains) losses transferred to earnings	(44)	71	(5)	(8)
Change in fair value	49	(143)	(81)	63

Loss as of September 30	$(72)	$(39)	$(72)	$(39)

Note 6.  Miller Brewing Company Transaction:

On July 9, 2002, Miller Brewing Company (“Miller”) merged into South African Breweries plc (“SAB”), and SAB changed its name to SABMiller plc (“SABMiller”).  At closing, ALG received 430 million shares of SABMiller valued at approximately $3.4 billion, based upon a share price of 5.12 British pounds per share, in exchange for Miller, which had $2.0 billion of existing debt.  The shares in SABMiller owned by ALG resulted in a 36% economic interest in SABMiller and a 24.9% voting interest.  The transaction resulted in a pre-tax gain of $2.6 billion, or $1.7 billion after-tax, which was recorded in the third quarter of 2002.  Beginning with the third quarter of 2002, ALG’s ownership interest in SABMiller is being accounted for under the equity method.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accordingly, ALG’s investment in SABMiller of approximately $2.0 billion is included in other assets on the condensed consolidated balance sheets at September 30, 2003 and December 31, 2002.  In addition, ALG records its share of SABMiller’s net earnings, based on its economic ownership percentage, in minority interest in earnings and other, net, on the condensed consolidated statement of earnings.

Note 7.  Acquisitions and Divestitures:

During the third quarter of 2003, Philip Morris International Inc. (“PMI”) increased its ownership interest in its affiliate in Ecuador to approximately 96.7% for a cost of approximately $70 million and purchased approximately 66.5% of a tobacco business in Serbia for a cost of approximately $440 million.  In addition, Kraft Foods International, Inc. (“KFI”) acquired a biscuits business in Egypt and Kraft Foods North America, Inc. (“KFNA”) acquired trademarks associated with a small natural foods business.  The total cost of acquisitions during the first nine months of 2003 was $608 million.  Subsequent to the end of the third quarter, PMI purchased approximately 83% of a tobacco business in Greece for approximately $460 million, and began to bid for the remaining shares.

During the third quarter of 2003, KFI sold a European rice business.  The aggregate proceeds received from the sale of this business were $25 million, on which a pre-tax gain of $23 million was recorded.  In September 2003, KFI announced an agreement to sell a branded fresh cheese business in Italy.  The transaction is subject to approval by the Italian competition authorities.

During the third quarter of 2002, KFI acquired a snacks business in Turkey and, during the first quarter of 2002, acquired a biscuits business in Australia. The total cost of these and other smaller acquisitions during the first nine months of 2002 was $132 million.  In addition, during the first half of 2002, KFNA sold several small North American food businesses, most of which were previously classified as businesses held for sale.  The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from Altria Group, Inc.’s condensed consolidated statements of earnings and no gain or loss was recognized on these sales.  The aggregate pre-tax proceeds received from the sales of these and other smaller businesses were $86 million, resulting in pre-tax gains of $3 million.

The operating results of businesses acquired and sold were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 8.  Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Nine Months Ended September 30,

	2003	2002

	(in millions)

Net earnings	$7,113	$9,334

Weighted average shares for basic EPS	2,027	2,128

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	1	2
Stock options	7	20

Weighted average shares for diluted EPS	2,035	2,150

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30,

	2003	2002

	(in millions)

Net earnings	$2,490	$4,359

Weighted average shares for basic EPS	2,027	2,104

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	1	1
Stock options	8	14

Weighted average shares for diluted EPS	2,036	2,119

Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock, the amount of the related unamortized compensation expense.  For the nine months and three months ended September 30, 2003, 75 million and 45 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period).  The number of shares excluded for the nine months and three months ended September 30, 2002 was immaterial.

Note 9.  Segment Reporting:

The products of ALG’s subsidiaries include cigarettes, food (consisting principally of a wide variety of snacks, beverages, cheese, grocery products and convenient meals) and beer, prior to the merger of Miller into SAB on July 9, 2002.  Another subsidiary of ALG, Philip Morris Capital Corporation, is primarily engaged in leasing activities.  The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of domestic tobacco, international tobacco, North American food, international food, beer (prior to July 9, 2002) and financial services.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Nine Months Ended September 30,

	2003	2002

	(in millions)

Net revenues:
Domestic tobacco	$12,755	$14,921
International tobacco	25,379	21,817
North American food	16,350	16,087
International food	6,330	5,789
Beer		2,641
Financial services	327	379

Net revenues	$61,141	$61,634

Earnings before income taxes and minority interest:
Operating companies income:
Domestic tobacco	$2,902	$4,222
International tobacco	5,012	4,489
North American food	3,832	3,770
International food	840	851
Beer		276
Financial services	241	257
Amortization of intangibles	(7)	(5)
General corporate expenses	(542)	(504)

Operating income	12,278	13,356
Gain on Miller transaction		2,653
Interest and other debt expense, net	(847)	(881)

Earnings before income taxes and minority interest	$11,431	$15,128

	For the Three Months Ended September 30,

	2003	2002

	(in millions)

Net revenues:
Domestic tobacco	$4,440	$5,022
International tobacco	8,912	7,644
North American food	5,326	5,225
International food	2,154	1,991
Financial services	107	114

Net revenues	$20,939	$19,996

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30,

	2003	2002

	(in millions)
Earnings before income taxes and minority interest:
Operating companies income:
Domestic tobacco	$1,147	$1,518
International tobacco	1,719	1,522
North American food	1,152	1,303
International food	307	300
Financial services	76	82
Amortization of intangibles	(2)	(1)
General corporate expenses	(176)	(166)

Operating income	4,223	4,558
Gain on Miller transaction		2,653
Interest and other debt expense, net	(301)	(279)

Earnings before income taxes and minority interest	$3,922	$6,932

Items affecting the comparability of results were as follows:

•

Domestic Tobacco Legal Settlement – As discussed in Note 10. Contingencies, on May 16, 2003, Philip Morris USA Inc. (“PM USA”) and certain other defendants reached an agreement with a class of U.S. tobacco growers and quota-holders to resolve a lawsuit related to tobacco leaf purchases.  During the second quarter of 2003, PM USA recorded its best estimate of the impact of this agreement, pending final determination of plaintiffs’ attorneys’ fees, as a pre-tax charge of $182 million, which is included in the operating companies income of the domestic tobacco segment.

•

Domestic Tobacco Headquarters Relocation Charges – During the first quarter of 2003, PM USA announced that it will be moving its corporate headquarters from New York City to Richmond, Virginia, by June 2004.  PM USA estimates that the total cost of the relocation will be approximately $120 million, including compensation to those employees who do not relocate.  Approximately 270 or 40% of the eligible employees elected to relocate.  In accordance with SFAS No. 146, pre-tax charges of $36 million and $27 million were recorded in operating companies income of the domestic tobacco segment for the nine months and three months ended September 30, 2003, respectively, for relocation charges.  The relocation will require total cash payments of approximately $110 million through 2005, of which approximately $10 million has been spent through September 30, 2003.

•

Gains on Sales of Businesses – During the third quarter of 2003, KFI sold a European rice business and recorded a pre-tax gain of $23 million.  This gain is included in the operating companies income of the international food segment.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•

Integration Costs – Altria Group, Inc.’s condensed consolidated statements of earnings disclose the following items as integration costs, which are costs incurred by Kraft as it integrated the operations of Nabisco.

	Segment	For the Nine Months Ended September 30, 2002

		(in millions)
Closing a facility and other consolidation programs	North American food	$102
Consolidation of production lines and distribution networks in Latin America	International food	17

Integration costs		$119

There were no integration costs during the third quarter of 2003 or 2002.

•

Asset Impairment and Exit Costs – During the third quarter of 2003, the international food segment incurred expenses of $6 million related to the closure of a Nordic snacks plant.  These costs were recorded as asset impairment and exit costs in Altria Group, Inc.’s condensed consolidated statements of earnings for the three and nine months ended September 30, 2003.  For the three and nine months ended September 30, 2002, asset impairment and exit costs were comprised of the following:

	Segment	For the Three Months Ended September 30, 2002	For the Nine Months Ended September 30, 2002

		(in millions)

Voluntary early retirement	North American food		$135
Voluntary early retirement	International food		7
Separation program	International tobacco	$33	58
Separation program	Beer		8
Asset impairment	Beer		15

Asset impairment and exit costs		$33	$223

•

Miller Transaction – As more fully discussed in Note 6. Miller Brewing Company Transaction, on July 9, 2002, Miller was merged into SAB to form SABMiller.  The transaction resulted in a pre-tax gain of approximately $2.6 billion, or $1.7 billion after-tax.

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

Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms “Lights” and “Ultra Lights” constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the tobacco-related litigation range into the billions of dollars.  Exhibit 99.1 hereto lists the tobacco-related actions pending as of November 1, 2003, and discusses certain developments in such cases since August 13, 2003. Plaintiffs’ theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below.

The table below lists the number of certain tobacco-related cases pending against PM USA and, in some instances ALG or PMI, as of November 1, 2003, November 1, 2002 and November 1, 2001, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of November 1, 2003	Number of Cases Pending as of November 1, 2002	Number of Cases Pending as of November 1, 2001	Page References

Individual Smoking and Health Cases (1) (2)	428	250	250	25

Smoking and Health Class Actions and Aggregated Claims Litigation (3)	15	26	29	26; Exhibit 99.1, pp. 1, 2-4

Health Care Cost Recovery Actions	13	43	48	26-28; Exhibit 99.1, pp. 5-9

Lights/Ultra Lights Class Actions	21	11	10	28-29; Exhibit 99.1, pp. 9-11

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Type of Case	Number of Cases Pending as of November 1, 2003	Number of Cases Pending as of November 1, 2002	Number of Cases Pending as of November 1, 2001	Page References

Tobacco Price Cases	35	39	36	29; Exhibit 99.1, pp. 11-13

Cigarette Contraband Cases	5	5	5	28; Exhibit 99.1, p. 15

Asbestos Contribution Cases	7	8	16	30; Exhibit 99.1, pp. 14-15

(1) The increase in cases at November 1, 2003 compared to prior periods is due primarily to new cases being filed in Maryland and to the reclassification as individual cases of purported class actions filed in Nevada, following the denials of plaintiffs’ motions for class certification.

(2) Does not include 2,784 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

(3) Includes as one case, the aggregated claims of 1,066 individuals that are proposed to be tried in a single proceeding in West Virginia.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 105 smoking and health cases brought on behalf of individuals (Argentina (50), Australia (2), Brazil (37), Czech Republic (2), France, Israel (2), Italy (6), the Philippines, Scotland, Spain (2) and Venezuela), compared with approximately 83 such cases on November 1, 2002, and 71 such cases on November 1, 2001. In addition, as of November 1, 2003, there were 8 smoking and health putative class actions pending outside the United States (Brazil, Canada (4), and Spain (3)), compared with nine such cases on November 1, 2002, and 12 such cases on November 1, 2001. In addition, four health care cost recovery actions are pending in Israel, Canada, France and Spain against PMI or its affiliates.

Pending and Upcoming Trials

One trial in which PM USA is a defendant is currently underway in an individual smoking and health case in New Hampshire (Longden).

As set forth in Exhibit 99.2 hereto, certain cases against PM USA and, in some instances, ALG, are scheduled for trial through the end of 2004, including the second phase of the trial in the Scott, et al. v. The American Tobacco Company, Inc. et al. medical monitoring class action (discussed below) and the health care cost recovery case brought by the United States government (discussed below) and an estimated 13 individual smoking and health cases, including one trial scheduled to begin during the next three months in California. In addition, eight cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by ETS are scheduled for trial through the end of 2004. Three of the cases brought by flight attendants are scheduled to begin trial during the next three months. Cases against other tobacco companies are also scheduled for trial through the end of 2004. Trial dates are subject to change.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent Trial Results

Since January 1999, verdicts have been returned in 35 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 22 of the 35 cases. These 22 cases were tried in California (2), Florida (7), Mississippi, Missouri, New Jersey, New York (3), Ohio (2), Pennsylvania, Rhode Island, Tennessee (2) and West Virginia. Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in Florida, Missouri, Ohio and West Virginia. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial.

The chart below lists the verdicts and post-trial developments in the 13 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

November 2003	Missouri/Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	PM USA intends to file post-trial motions challenging the verdict.

April 2003	Florida/Eastman	Individual Smoking and Health	$6.54 million in compensatory damages, against all defendants, including $2.62 million against PM USA.	PM USA has filed its appeal, which is currently pending before a Florida Court of Appeal.

March 2003	Illinois/Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	The Illinois Supreme Court has agreed to hear PM USA’s appeal. See the discussion of the Price case under the heading Certain Other Tobacco-Related Litigation—Lights/Ultra Lights Cases.

October 2002	California/Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

June 2002	Florida/French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the trial court reduced the damages award to $500,000; plaintiff and defendants have appealed.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

June 2002	Florida/Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million; PM USA intends to appeal.

March 2002	Oregon/Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

June 2001	California/Boeken	Individual Smoking and Health	$5.5 million in compensatory damages and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

June 2001	New York/Empire Blue Cross and Blue Shield	Health Care Cost Recovery	$17.8 million in compensatory damages against all defendants, including $6.8 million against PM USA.

In February 2002, the trial court awarded plaintiffs $38 million in attorneys’ fees. In September 2003, the United States Court of Appeals for the Second Circuit reversed the portion of the judgment relating to subrogation and certified questions relating to plaintiff’s direct claims of deceptive business practices to the New York Court of Appeals. The Second Circuit also deferred its ruling on the appeal of the attorneys’ fees award until such time as the New York Court of Appeals rules on the certified questions.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

July 2000	Florida/Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.

In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court with instructions for the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs have filed a notice of their intention to appeal to the Florida Supreme Court. See “Engle Class Action” below.

March 2000	California/Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In May 2000, PM USA filed its appeal, which is currently pending before a California Court of Appeal.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

March 1999	Oregon/Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.

The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in marketing, administration and research costs on the 2002 consolidated statement of earnings as its best estimate of the probable loss in this case and petitioned the United States Supreme Court for further review.  In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the recent State Farm decision by the United States Supreme Court, which limited punitive damages.

February 1999	California/Henley	Individual Smoking and Health	$1.5 million in compensatory damages and $50 million in punitive damages against PM USA.

The trial court reduced the punitive damages award to $25 million and PM USA and plaintiff appealed. A California Court of Appeal affirmed the trial court’s ruling, and PM USA appealed to the California Supreme Court, which vacated the decision of the Court of Appeal. In September 2003, the Court of Appeal, citing the State Farm decision, reduced the punitive damages award to $9 million. In November 2003, PM USA petitioned the California Supreme Court for further review.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition to the cases discussed above, in October 2003, an appellate court in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $256,000 and other unspecified damages. PMI’s Brazilian affiliate intends to appeal.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of September 30, 2003, PM USA has posted various forms of security totaling $366 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the September 30, 2003 and December 31, 2002 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, ALG recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001.

In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court with instructions for the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs have filed a notice of their intention to appeal to the Florida Supreme Court.

Smoking and Health Litigation

Overview

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Smoking and Health Class Actions

Since the dismissal in May 1996 of a purported nationwide class action brought on behalf of “addicted” smokers, plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise addiction claims and, in many cases, claims of physical injury as well.

Class certification has been denied or reversed by courts in 56 smoking and health class actions involving PM USA in Arkansas, the District of Columbia (2), Florida (the Engle case), Illinois (2), Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (29), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin. A class remains certified in the Scott medical monitoring class action discussed below.

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs seek creation of funds to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. The jury was not permitted to award damages during this phase of the trial. The second phase of the trial is scheduled to begin in December 2003. In November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM USA, and plaintiffs have appealed. In February 2003, the West Virginia Supreme Court agreed to hear plaintiffs’ appeal.

Health Care Cost Recovery Litigation

Overview

In health care cost recovery litigation, domestic and foreign governmental entities and non-governmental plaintiffs seek reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.

The claims asserted include the claim that cigarette manufacturers were “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking, as well as claims of indemnity, negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under federal and state statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under federal and state anti-racketeering statutes.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

costs from a third party solely by “standing in the shoes” of the injured party. Defendants argue that plaintiffs should be required to bring any actions as subrogees of individual health care recipients and should be subject to all defenses available against the injured party.

Although there have been some decisions to the contrary, most judicial decisions have dismissed all or most health care cost recovery claims against cigarette manufacturers. Nine federal circuit courts of appeals and four state intermediate appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have ordered or affirmed dismissals of health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five circuit courts of appeals.

A number of foreign governmental entities have filed health care cost recovery actions in the United States. Such suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. Nine of the cases have been dismissed, and the dismissals are now final. In August 2003, the trial court granted defendants’ motion to dismiss another two of the cases. In addition, in August 2003, plaintiffs in 21 cases voluntarily dismissed their claims without prejudice. In addition to the cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands (dismissed), the Province of British Columbia, Canada, France and Spain, and other entities have stated that they are considering filing such actions. In September 2003, the case pending in France was dismissed, and plaintiff has appealed.

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In June 2001, a New York jury returned a verdict awarding $6.83 million in compensatory damages against PM USA and a total of $11 million against four other defendants in a health care cost recovery action brought by a Blue Cross and Blue Shield plan, and defendants, including PM USA appealed. See the discussion of the Empire Blue Cross and Blue Shield case above under the heading Recent Trial Developments for the post-trial developments in this case.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments.  See the discussion of the State Settlement Agreements under the heading “Debt and Liquidity — Tobacco Litigation Settlement Payments.”

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

The State Settlement Agreements have materially adversely affected the volumes of PM USA and ALG believes that they may also materially adversely affect the results of operations, cash flows or financial position of PM USA and Altria Group, Inc. in future periods. The degree of the adverse impact will depend on, among other things, the rate of decline in United States cigarette sales in the premium and discount segments, PM USA’s share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements.

Two cases are pending in New York and Pennsylvania in which plaintiffs challenge the validity of the MSA and allege that the MSA violates antitrust laws. In the case pending in New York, in which PM USA is a

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

defendant, defendants’ motions to dismiss have been granted in part and denied in part. In July 2003, an appellate court affirmed the dismissal of the case in Pennsylvania, and the time for plaintiffs to appeal the appellate court’s ruling has not yet expired. In addition, in September 2003, the Missouri Supreme Court refused to hear plaintiffs’ appeal of the dismissal of a similar case that had been pending in that state.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers and others, including PM USA and ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks what it alleges to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. PM USA and ALG moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under RICO. In October 2000, the government moved for reconsideration of the trial court’s order to the extent that it dismissed the MCRA claims for health care costs paid pursuant to government health benefit programs other than Medicare and the Federal Employees Health Benefits Act. In February 2001, the government filed an amended complaint attempting to replead the MSP claims. In July 2001, the court denied the government’s motion for reconsideration of the dismissal of the MCRA claims and dismissed the government’s amended MSP claims. In January 2003, the government and defendants submitted preliminary proposed findings of fact and conclusions of law; rebuttals were filed in April. The government alleges that disgorgement by defendants of approximately $280 billion is an appropriate remedy. In May 2003, the court denied defendants’ motion for partial summary judgment seeking to dismiss the claims related to advertising, marketing, promotions and health warnings. Additional motions for summary judgment have been filed by the government and defendants, and these motions are pending before the court. Trial of the case is currently scheduled for September 2004.

Certain Other Tobacco-Related Litigation

In addition to the cases discussed below, certain other cases have been filed in which plaintiffs allege that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions (Cigarette Contraband Cases), violated certain United States antitrust statutes (Retail Leaders and Vending Machine Cases), or violated California’s consumer protection statutes (Cases Under the California Business and Professions Code).  The trial courts hearing certain of these cases have ruled in favor of defendants, including PM USA, and plaintiffs’ appeals are currently pending. These cases are listed in Exhibit 99.1.

Lights/Ultra Lights Cases: These class actions have been brought against PM USA and, in certain instances, ALG and PMI, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these class actions allege, among other things, that the use of the terms “Lights” and/or “Ultra Lights” constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. Classes have been certified against PM USA in the Price case in Illinois, and in Florida, Massachusetts and Ohio (2). PM USA has appealed these class certification orders. In May 2003, the Single Justice sitting on behalf of the Massachusetts Court of Appeals

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

decertified the Massachusetts class, and in October 2003, Massachusetts’ highest court granted plaintiffs’ application for direct appeal of the decertification decision.

With respect to the Price case, trial commenced in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc.) The judge’s order also requires PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal of the note, which are due in April 2008, 2009 and 2010. Through September 30, 2003, PM USA paid $200 million of the cash payments due under the judge’s order. (Cash payments into the account will be presented as other assets on the consolidated balance sheet.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate court review. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any of a number of legal and factual grounds that it is pursuing on appeal.

Tobacco Growers’ Case: In February 2000, a suit was filed on behalf of a purported class of tobacco growers and quota-holders. The complaint alleged that defendants, including PM USA, violated antitrust laws by bid-rigging and allocating purchases at tobacco auctions and by conspiring to undermine the tobacco quota and price-support program administered by the federal government. PM USA and certain other defendants reached an agreement with plaintiffs to settle the lawsuit. The agreement includes a commitment by each settling manufacturer defendant to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least ten years. During the second quarter of 2003, PM USA recorded a pre-tax charge of $182 million as its best estimate of the amount it will have to pay pursuant to the settlement agreement. In October 2003, the trial court approved the settlement, but has not yet ruled on plaintiffs’ request for attorneys’ fees.

Tobacco Price Cases: Plaintiffs in these cases allege that defendants, including PM USA and, in certain instances, ALG and PMI, conspired to fix cigarette prices in violation of antitrust laws. Seven of the putative class actions were filed in various federal district courts by direct purchasers of tobacco products, and the remaining 29 were filed in 13 states and the District of Columbia by retail purchasers of tobacco products. The seven federal class actions were consolidated and subsequently dismissed on defendants’ motion for summary judgment. In September 2003, the appellate court affirmed the ruling dismissing the consolidated case. Plaintiffs’ motions for class certification have been granted in two cases pending in state courts in Kansas and New Mexico; however, the New Mexico Court of Appeals has agreed to hear defendants’ appeal of the class certification decision. Plaintiffs’ motions for class certification have been denied in two cases pending in state courts in Michigan and Minnesota. Defendants’ motion to dismiss was granted in a case pending in state court in Florida, and final judgment has been entered for defendants. Defendants’ motion for summary judgment has been granted in the case pending in state court in Michigan, and plaintiffs have appealed. In addition, defendants’ motion to dismiss was granted in a case pending in state court in Arizona and the Arizona Court of Appeals reversed the trial court’s decision. In August 2003, the Arizona Supreme Court affirmed the ruling of the Court of Appeals and remanded the case to the trial court.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Wholesale Leaders Case: In June 2003, sixteen wholesale distributors of cigarettes filed suit against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending an expedited appeal.

Consolidated Putative Punitive Damages Cases: In September 2000, a putative class action was filed in the federal district court in the Eastern District of New York that purported to consolidate punitive damages claims in ten tobacco-related actions then pending in federal district courts in New York and Pennsylvania. In July 2002, plaintiffs filed an amended complaint and a motion seeking certification of a punitive damages class of persons residing in the United States who smoke or smoked defendants’ cigarettes, and who have been diagnosed by a physician with an enumerated disease from April 1993 through the date notice of the certification of this class is disseminated. The following persons are excluded from the class: (1) those who have obtained judgments or settlements against any defendants; (2) those against whom any defendant has obtained judgment; (3) persons who are part of the Engle class; (4) persons who should have reasonably realized that they had an enumerated disease prior to April 9, 1993; and (5) those whose diagnosis or reasonable basis for knowledge predates their use of tobacco. In September 2002, the court granted plaintiffs’ motion for class certification. Defendants petitioned the United States Court of Appeals for the Second Circuit for review of the trial court’s ruling, and the Second Circuit has agreed to hear defendant’s petition. Trial of the case has been stayed pending resolution of defendants’ petition.

Case Under the California Business and Professions Code: In June 1997 a suit was filed in California alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. Defendants’ motion for summary judgment is pending.  The trial court has granted defendants’ motion for summary judgment in a related case, and plaintiffs’ appeal is pending.

Asbestos Contribution Cases: These cases, which have been brought on behalf of former asbestos manufacturers and affiliated entities against PM USA and other cigarette manufacturers, seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking.

Certain Other Actions

Italian Tax Matters: In recent years, approximately two hundred tax assessments alleging nonpayment of the euro equivalent of $2.6 billion in taxes in Italy (value-added taxes for the years 1988 to March 1996 and income taxes for the years 1987 to March 1996) were served upon certain affiliates of PMI. In addition, the euro equivalent of $4.3 billion in interest and penalties were assessed. These assessments were in various stages of appeal. In May 2003, certain affiliates of PMI invoked the amnesty provisions of a recently enacted Italian fiscal law and agreed with the Italian tax authorities to resolve all but twenty-five of the assessments for the euro equivalent of $294 million, including statutory interest, to be paid in twelve quarterly installments over a three-year period. Of the twenty-five assessments that were not resolved, nineteen assessments (totaling the euro equivalent of $307 million with interest and penalties of $562 million) were subject to adverse decisions by the regional tax court and were duplicative of other assessments for which the amnesty was invoked. The affiliate of PMI which is subject to these assessments intends to appeal the regional tax court decisions to the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Italian Supreme Court. The remaining six assessments (totaling the euro equivalent of $104 million with interest and penalties of $285 million) were not eligible for the amnesty and are being challenged in the Italian administrative tax court. PMI and its affiliates that are subject to these remaining assessments believe they have complied with applicable Italian tax laws. Although all but twenty-five tax assessments for years through March 1996 have now been resolved, value-added and income tax assessments may also be received with respect to subsequent years.

Italian Antitrust Case: During 2001, the competition authority in Italy initiated an investigation into the pricing activities by participants in that cigarette market. In March 2003, the authority issued its findings, and imposed fines totaling €50 million on certain affiliates of PMI. PMI’s affiliates appealed to the administrative court, which rejected the appeal in July 2003. PMI believes that its affiliates have numerous grounds for appeal, and its affiliates will appeal to the supreme administrative court. However, under Italian law, if fines are not paid within certain specified time periods, interest and eventually penalties will be applied to the fines. Accordingly, pending final resolution of the case, PMI’s affiliates intend to pay the fines and any applicable interest this year.

It is not possible to predict the outcome of the litigation pending against ALG and its subsidiaries. Litigation is subject to many uncertainties. As discussed above under “Recent Trial Results,” unfavorable verdicts awarding substantial damages against PM USA have been returned in 13 cases in recent years and these cases are in various post-trial stages. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. In the event of an adverse trial result in certain pending litigation, the defendant may not be able to obtain a required bond or obtain relief from bonding requirements in order to prevent a plaintiff from seeking to collect a judgment while an adverse verdict is being appealed. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of judges and jurors with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

Guarantees

At September 30, 2003, Altria Group, Inc.’s third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $250 million, of which $210 million have no specified expiration dates.  The remainder expire through 2023, with $22 million expiring through September 30, 2004.  Altria Group, Inc. is required to perform under these guarantees in the event that a third-party fails to make contractual payments or achieve performance measures.  Altria Group, Inc. has recorded a liability of $90 million at September 30, 2003 relating to these guarantees.  In addition, in the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

See page 57 for a discussion of Cautionary Factors That May Affect Future Results.

For the Nine Months Ended September 30,

	Net Revenues

	(in millions)
	2003	2002

Domestic tobacco	$12,755	$14,921
International tobacco	25,379	21,817
North American food	16,350	16,087
International food	6,330	5,789
Beer		2,641
Financial services	327	379

Net revenues	$61,141	$61,634

	Operating Income

	(in millions)
	2003	2002

Operating companies income:
Domestic tobacco	$2,902	$4,222
International tobacco	5,012	4,489
North American food	3,832	3,770
International food	840	851
Beer		276
Financial services	241	257
Amortization of intangibles	(7)	(5)
General corporate expenses	(542)	(504)

Operating income	$12,278	$13,356

For the Three Months Ended September 30,

	Net Revenues

	(in millions)
	2003	2002

Domestic tobacco	$4,440	$5,022
International tobacco	8,912	7,644
North American food	5,326	5,225
International food	2,154	1,991
Financial services	107	114

Net revenues	$20,939	$19,996

For the Three Months Ended September 30,

	Operating Income

	(in millions)
	2003	2002

Operating companies income:
Domestic tobacco	$1,147	$1,518
International tobacco	1,719	1,522
North American food	1,152	1,303
International food	307	300
Financial services	76	82
Amortization of intangibles	(2)	(1)
General corporate expenses	(176)	(166)

Operating income	$4,223	$4,558

The following events occurred during the first nine months of 2003 and 2002 that affected the comparability of statement of earnings amounts.

•

Domestic Tobacco Legal Settlement – As discussed in Note 9. Segment Reporting and in Note 10. Contingencies, on May 16, 2003, Philip Morris USA Inc. (“PM USA”) and certain other defendants reached an agreement with a class of U.S. tobacco growers and quota-holders to resolve a lawsuit related to tobacco leaf purchases.  During the second quarter of 2003, PM USA recorded its best estimate of the impact of this agreement, pending final determination of plaintiffs’ attorneys’ fees, as a pre-tax charge of $182 million, which is included in the operating companies income of the domestic tobacco segment.

•

Domestic Tobacco Headquarters Relocation Charges – As discussed in Note 9. Segment Reporting, PM USA will be moving its corporate headquarters from New York City to Richmond, Virginia, by June 2004.  PM USA recorded pre-tax relocation charges of $36 million and $27 million in operating companies income of the domestic tobacco segment for the nine months and three months ended September 30, 2003, respectively.  The total cost of the relocation is expected to be approximately $120 million, primarily related to cash payments of approximately $110 million through 2005, of which approximately $10 million has been spent through September 30, 2003.

•

Asset Impairment and Exit Costs – As discussed in Note 9. Segment Reporting, asset impairment and exit costs were $6 million related to international food in the third quarter of 2003 and $33 million related to international tobacco in the third quarter of 2002.  For the nine months ended September 30, 2002, asset impairment and exit costs were $223 million, related to the following segments: North American food, $135 million; international food, $7 million; international tobacco, $58 million; and beer, $23 million.

•

Gains on Sales of Businesses – During the third quarter of 2003, KFI sold a European rice business for $25 million, on which a pre-tax gain of $23 million was recorded.  This gain is included in the operating companies income of the international food segment.  During the first nine months of 2002, total gains on the sale of businesses were $3 million.

•

Miller Transaction – As discussed in Note 6. Miller Brewing Company Transaction and in Note 9. Segment Reporting, on July 9, 2002, Miller Brewing Company (“Miller”) merged into South African Breweries plc (“SAB”) to form SABMiller plc (“SABMiller”), resulting in a pre-tax gain of $2.6 billion, or $1.7 billion after-tax, in the third quarter of 2002.  ALG records its share of SABMiller’s net earnings, based on its economic ownership percentage, in minority interest in earnings and other, net, on the condensed consolidated statement of earnings.

•

Integration Costs – As discussed in Note 9. Segment Reporting, during the first nine months of 2002, Kraft Foods North America, Inc. (“KFNA”) recorded pre-tax charges of $102 million to consolidate production lines in North America.  In addition, KFI recorded pre-tax integration charges of $17 million to consolidate production lines and distribution networks in Latin America.

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

Consolidated Results of Operations for the Nine Months Ended September 30, 2003

Net revenues for the first nine months of 2003 decreased $493 million (0.8%) from 2002, due primarily to the impact of the Miller transaction and a decrease in net revenues from the domestic tobacco business, partially offset by higher net revenues from the food and international tobacco businesses and favorable currency.

Operating income for the first nine months of 2003 decreased $1.1 billion (8.1%) from the comparable 2002 period, due primarily to lower operating results from the domestic tobacco and food businesses, the impact of the Miller transaction, the 2003 pre-tax charges for a legal settlement and the domestic tobacco headquarters relocation, partially offset by higher operating results from the international tobacco business, the favorable impact of currency, the gain on the sale of a European rice business in 2003 and the impact of the 2002 pre-tax charges for asset impairment and exit costs, and integration costs.

Currency movements increased net revenues by $2.5 billion ($1.3 billion, after excluding the impact of currency movements on excise taxes) and operating income by $410 million compared with the first nine months of 2002.  Increases in net revenues and operating income are due primarily to the weakness versus prior year of the U.S. dollar against the euro and other currencies, partially offset by the impact of certain Latin American currencies.  Although Altria Group, Inc. cannot predict future movements in currency rates, the weakening of the U.S. dollar against the euro and other currencies, if sustained during the remainder of 2003, could continue to have a favorable impact on net revenues and operating income comparisons with 2002.

Interest and other debt expense, net, of $847 million for the first nine months of 2003 decreased $34 million from the first nine months of 2002.  This decrease was due primarily to lower average interest rates during 2003 and higher interest income, partially offset by higher average debt outstanding during 2003.

During the first nine months of 2003, Altria Group, Inc.’s effective tax rate decreased by 0.5 percentage points to 35.0%.  This decrease was due primarily to favorable rulings affecting Altria Group, Inc.’s state taxes.

Net earnings of $7.1 billion for the first nine months of 2003 decreased $2.2 billion (23.8%) from the comparable period of 2002, due primarily to the $1.7 billion after-tax gain from the Miller transaction in 2002 and lower operating income in 2003.  Diluted and basic earnings per share of $3.50 and $3.51, respectively, for the first nine months of 2003, decreased by 19.4% and 20.0%, respectively, from the first nine months of 2002, as the adverse impact of lower operating results and the after-tax impact of the gain from the Miller transaction in 2002 was partially offset by the favorable impact of share repurchases.

Consolidated Results of Operations for the Three Months Ended September 30, 2003

Net revenues for the third quarter of 2003 increased $943 million (4.7%) over 2002, due primarily to higher net revenues from the food and international tobacco businesses, and favorable currency, partially offset by a decrease in net revenues from the domestic tobacco business.

Operating income for the third quarter of 2003 decreased $335 million (7.3%) from the comparable 2002 period, due primarily to lower operating results from the food and domestic tobacco businesses and the 2003 pre-tax charge for the domestic tobacco headquarters relocation, partially offset by higher operating results from the international tobacco business, the favorable impact of currency, the gain on the sale of a European rice business in 2003 and the impact of the pre-tax charges for asset impairment and exit costs in 2002.

Currency movements increased net revenues by $940 million ($506 million, after excluding the impact of currency movements on excise taxes) and operating income by $177 million compared with the third quarter of 2002.  Increases in net revenues and operating income are due primarily to the weakness versus prior year of the U.S. dollar against the euro and other currencies, partially offset by the impact of certain Latin American currencies.

Interest and other debt expense, net, of $301 million for the third quarter of 2003 increased $22 million over the third quarter of 2002.  This increase was due primarily to higher average debt outstanding during 2003, partially offset by lower average interest rates during 2003.

During the third quarter of 2003, Altria Group, Inc.’s effective tax rate decreased by 1.0 percentage point to 34.5%.  This decrease was due primarily to favorable rulings affecting Altria Group, Inc.’s state taxes.

Net earnings of $2.5 billion for the third quarter of 2003 decreased $1.9 billion (42.9%) from the comparable period of 2002, due primarily to the $1.7 billion after-tax gain from the Miller transaction in 2002 and lower operating income in 2003, partially offset by a lower tax rate in 2003.  Diluted and basic earnings per share of $1.22 and $1.23, respectively, for the third quarter of 2003, decreased by 40.8% and 40.6%, respectively, from the third quarter of 2002, as the adverse impact of lower operating results in 2003 and the after-tax impact of the gain from the Miller transaction in 2002 were partially offset by the favorable impact of share repurchases, a lower tax rate in 2003 and favorable currency.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and foreign jurisdictions, continues to face a number of challenges that may continue to adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, Philip Morris International Inc. (“PMI”) and ALG. These challenges, which are discussed below, include:

•

a compensatory and punitive damages judgment totaling approximately $10.1 billion against PM USA in the Price Lights/Ultra Lights class action, and punitive damages verdicts against PM USA in other smoking and health cases discussed in Note 10. Contingencies (“Note 10”);

•

the civil lawsuit filed by the United States federal government seeking disgorgement of approximately $289 billion from various cigarette manufacturers, including PM USA, and others discussed in Note 10;

•

pending and threatened litigation and bonding requirements as discussed in Note 10;

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

•

governmental and private bans and restrictions on smoking;

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

Tar and Nicotine Test Methods and Brand Descriptors: Authorities in several jurisdictions have questioned the utility of standardized test methods to measure average tar and nicotine yields of cigarettes. In 2001, the National Cancer Institute issued its Monograph 13 stating that there was no meaningful evidence of a difference in smoke exposure or risk to smokers between cigarettes with different machine-measured tar and nicotine yields. In September 2002, PM USA petitioned the FTC to promulgate new rules governing the disclosure of average tar and nicotine yields of cigarette brands. In response to evolving scientific evidence about machine-measured low-yield cigarettes, which represents a fundamental departure from the scientific and public health community’s prior thinking about the health effects of low-yield cigarettes, public health officials in other countries have stated that the use of terms such as “Lights” to describe low-yield cigarettes is misleading. The EU Commission has been directed to establish a committee to address, among other things, alternative methods for measuring tar, nicotine and carbon monoxide yields. Public health officials in the EU and Brazil have prohibited the use of brand descriptors such as “Lights” and “Ultra Lights,” and public health authorities in other jurisdictions have called for such prohibitions. See Note 10, which describes pending litigation concerning the use of brand descriptors.

Food and Drug Administration (“FDA”) Regulations: PM USA has stated that while it opposes FDA regulation over cigarettes as “drugs” or “medical devices” under the provisions of the Food, Drug and Cosmetic Act (“FDCA”), it would support new legislation that would provide for reasonable regulation by the FDA of cigarettes as tobacco products. Currently, bills are pending in Congress that, if enacted, would give the FDA authority to regulate tobacco products; PM USA has expressed support for one of the bills. The pending legislation could result in substantial federal regulation of the design, performance, manufacture and marketing of cigarettes. In addition, some of the proposed legislation would impose fees to pay for the cost of regulation and other matters. The ultimate outcome of any Congressional action regarding the pending bills cannot be predicted.

Tobacco Quota Buy-Out:  Bills are pending in Congress which, if enacted, would result in a “buy-out” of U.S. tobacco quotas. These bills would fund a quota buy-out by imposing new fees or assessments on manufacturers of tobacco products sold in the United States. PM USA has voiced support for certain buy-out proposals if they are part of legislation granting the FDA authority to regulate tobacco products.

Ingredient Disclosure Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information. In some jurisdictions, proposals have also been discussed that would permit governments to prohibit the use of certain ingredients. Under an EU tobacco product directive, tobacco companies are now required to disclose ingredients and toxicological information to each Member State. In implementing the EU tobacco product directive, the Netherlands has issued a decree that would require tobacco companies to disclose the ingredients used in each brand of cigarettes, including quantities used. PMI and others have challenged this decree in the District Court of The Hague.

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

The World Health Organization’s Framework Convention for Tobacco Control: In May 2003, the World Health Organization (“WHO”) sponsored Framework Convention for Tobacco Control was adopted by the World Health Assembly and has since been signed by more than 40 countries, and the EU. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

The treaty must be ratified by each country that signs it. Each country that ratifies it must implement legislation reflecting the treaty’s provisions and principles. PM USA and PMI have stated that they hope that the adoption of the treaty will lead to the implementation of meaningful, effective regulation of tobacco products around the world.

Other Legislative Initiatives: In recent years, various members of the United States Congress have introduced legislation, some of which has been the subject of hearings or floor debate that would: subject cigarettes to various regulations; establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; further restrict the advertising of cigarettes; require additional warnings, including graphic warnings, on packages and in advertising; eliminate or reduce the tax deductibility of tobacco advertising; provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law; and allow state and local governments to restrict the sale and distribution of cigarettes.

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

Current EU Member States have implemented these regulations and prospective EU Member States are in the process of implementing the regulations over the course of 2003 and 2004. The European Commission has issued guidelines for further graphic warnings on cigarette packaging that Member States may apply as of 2005. In March 2003, the EU adopted a new directive restricting radio, press and Internet tobacco marketing and advertising that cross Member State borders. EU Member States are to implement this directive by July 31, 2005. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

In September 2003, the New York State Office of Fire Prevention and Control  (the “OFPC”) published revised proposed regulations to implement fire-safety standards for cigarettes sold in New York. All cigarettes sold in New York will be required to meet the standards established by the OFPC within 180 days after the standards are promulgated. PM USA is participating in the public rule-making process. It is, however, not possible to predict the impact of the New York State law until the final regulation is promulgated. Similar legislation is being considered in other states and localities, at the federal level, and in jurisdictions outside the United States.

It is not possible to predict what, if any, additional foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or the tobacco industry generally. If, however, any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of PM USA, PMI and their parent, ALG will be materially adversely affected.

Governmental Investigations: ALG and its subsidiaries are subject to governmental investigations on a range of matters, including those discussed below.

•

Australia:

—

In 2001, authorities in Australia initiated an investigation into the use of descriptors, alleging that their use was false and misleading. The investigation is directed at one of PMI’s Australian affiliates and other cigarette manufacturers.

•

Canada:

—

ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of ALG entities relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s.

•

Greece:

—

In September 2003, the competition authorities in Greece initiated an investigation into recent cigarette price increases in that market. PMI’s Greek affiliates have responded to the authorities’ request for information.

•

Italy:

—

Review of Proposed Retail Sales Data Agreement: In February 2003, in accordance with Italian legal procedures, PMI’s Italian affiliate Philip Morris Italia S.p.A., requested that Italy’s competition authority review its proposed agreement with retailers to purchase retail sales data. In July 2003, the Italian competition authority announced that it would review that request.

—

“Lights” Cases: Pursuant to two separate requests from a consumer advocacy group, the Italian competition authorities in September 2002 and March 2003 held that the use of the “light” descriptors such as Marlboro Lights, Merit Ultra Lights, and Diana Leggere brands to be misleading advertising, but took no action because an EU directive will outlaw the descriptors by October 2003. PMI has appealed the decisions to the administrative court. The same consumer group requested that the prosecutor in Naples investigate whether the use of the term “lights” is a crime under Italian law. In September 2003, the criminal investigation was dismissed.

ALG and its subsidiaries cannot predict the outcome of these investigations or whether additional investigations may be commenced.

State Settlement Agreements: As discussed in Note 10 and “Debt and Liquidity — Tobacco Litigation Settlement Payments,” during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements require PM USA to make substantial annual payments. They also place numerous restrictions on PM USA’s business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes. Among these are prohibitions of the following:

•

outdoor and transit brand advertising;

•

payments for product placement; and

•

free sampling.

Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth, and use of cartoon characters.

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

Operating Results – Nine Months Ended September 30, 2003

The following discussion compares tobacco operating results for the nine months ended September 30, 2003 with the nine months ended September 30, 2002.

	For the Nine Months Ended September 30,

	Net Revenues		Operating Companies Income

	(in millions)
	2003	2002	2003	2002

Domestic tobacco	$12,755	$14,921	$2,902	$4,222
International tobacco	25,379	21,817	5,012	4,489

Total tobacco	$38,134	$36,738	$7,914	$8,711

Domestic tobacco.  PM USA’s net revenues, which include excise taxes billed to customers, decreased $2.2 billion (14.5%).  Excluding excise taxes, net revenues decreased $2.0 billion (16.9%), due primarily to higher price promotions to narrow price gaps, net of higher pricing ($1.4 billion), and lower volume ($633 million).

Operating companies income decreased $1.3 billion (31.3%), due primarily to higher price promotions to narrow price gaps, net of price increases and lower costs under State Settlement Agreements (aggregating $783 million), lower volume ($389 million) and pre-tax charges for a legal settlement ($182 million) and the headquarters relocation ($36 million), partially offset by lower marketing, administration and research costs.

Marketing, administration and research costs include PM USA’s cost of administering and litigating product liability claims.  Litigation defense costs are influenced by a number of factors, as more fully discussed in Note 10 of this Form 10-Q and Note 18 to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.  Principal among these factors are the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics.  For the years ended December 31, 2002, 2001 and 2000, product liability defense costs were $358 million, $387 million and $393 million, respectively, reflecting an overall improvement in the above factors since January 1, 2000.  PM USA’s product liability defense costs were $209 million and $254 million for the nine months ended September 30, 2003 and 2002, respectively.  The factors that have influenced past product liability defense costs are expected to continue to influence future costs.  While PM USA does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments among the factors discussed above could have a material adverse effect on PM USA’s operating companies income.

Management Science Associates’ current measurements of the domestic cigarette industry’s total shipments do not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively.  As a result of these limitations, PM USA will no longer report this data.

PM USA’s shipment volume was 140.9 billion units, a decrease of 4.8%.  In the premium segment, PM USA’s shipment volume decreased 3.7%, while Marlboro shipment volume decreased 3.3% to 111.0 billion units.  In the discount segment, PM USA’s shipment volume decreased 14.7%, while Basic shipment volume decreased 13.4% to 11.9 billion units.  While PM USA’s shipment volume comparisons to 2002 continued to be affected by factors such as a weak economic environment and sharp increases in state excise taxes, PM USA’s sequential retail market share has improved.

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

	For the Three Months Ended

	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002

Marlboro	38.1%	37.8%	37.5%	37.4%
Parliament	1.8%	1.7%	1.5%	1.3%
Virginia Slims	2.4%	2.4%	2.5%	2.5%
Basic	4.2%	4.2%	4.3%	4.3%

Focus Brands	46.5%	46.1%	45.8%	45.5%
Other	2.3%	2.4%	2.5%	2.6%

Total PM USA	48.8%	48.5%	48.3%	48.1%

During the third quarter of 2003, PM USA announced plans to begin test marketing an addition to the  Marlboro Menthol family in the fourth quarter of 2003.  In June 2003, PM USA launched a new line extension, Parliament Ultra Lights.  In addition, during the second quarter of 2003, PM USA began test marketing Chesterfield Filter in the premium segment.  During the first quarter of 2003, PM USA launched a new line extension, Marlboro Blend No. 27, which began shipping nationwide during the last week of March.

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

International tobacco.  International tobacco net revenues, which include excise taxes billed to customers, increased $3.6 billion (16.3%).  Excluding excise taxes, net revenues increased $1.0 billion (9.1%), due primarily to favorable currency ($827 million), higher volume/mix ($171 million) and price increases ($150 million).

Operating companies income increased $523 million (11.7%), due primarily to favorable currency ($360 million), price increases ($150 million), higher volume/mix ($82 million) and the pre-tax charges for asset impairment and exit costs in 2002 ($58 million), partially offset by higher marketing, administration and research costs.

PMI’s volume of 567.5 billion units increased 10.2 billion units (1.8%).  In Western Europe, volume declined, due primarily to decreases in Italy, France and Germany.  Shipment volume decreased in France, although market share was higher, reflecting contraction of the entire market following consecutive tax-driven price increases in January 2002 and January 2003.  In Germany, volume declined reflecting a lower total market and consumer down-trading to low-priced tobacco portions following tax-driven price increases.  In Italy, volume decreased 15.3% and market share fell 7.6 share points to 54.4%, as PMI’s brands remain under pressure from low-priced competitive brands.  In Central and Eastern Europe, Middle East and Africa, volume increased due to double-digit increases in Russia, the Ukraine, Romania and Turkey, as well as growth in Greece and the Czech Republic and an acquisition in Serbia.  In Asia, volume grew slightly as increases in Japan, Korea, Taiwan and Thailand were partially offset by lower volume in the Philippines and Indonesia.  In Latin America, volume increased, driven by gains in Argentina, Brazil and Central America.

PMI achieved market share gains in a number of important markets including France, Germany, Spain, the United Kingdom, Austria, Greece, Poland, Russia, the Ukraine, Turkey, Japan and Singapore.

Volume for Marlboro declined 1.7%, due primarily to tax-driven price increases in France and Germany, intense price competition in Italy, consumer down-trading in Turkey and difficult economic conditions and price competition in Indonesia, partially offset by higher volume in Spain, Romania, Russia, the Ukraine, Japan and Argentina.

During the third quarter of 2003, PMI increased its ownership interest in its affiliate in Ecuador from less than 50% to approximately 96.7% for a cost of approximately $70 million and purchased approximately 66.5% of a tobacco business in Serbia for a cost of approximately $440 million.  In addition, during the third quarter of 2003, PMI announced that its license agreement with Japan Tobacco Inc. for the manufacture and sale of Marlboro cigarettes in Japan will not be renewed when the current term of the agreement expires in April 2005.  Subsequent to the end of the third quarter, PMI purchased approximately 83% of a tobacco business in Greece for approximately $460 million, and bid for the remaining shares.

Operating Results – Three Months Ended September 30, 2003

The following discussion compares tobacco operating results for the third quarter of 2003 with the third quarter of 2002.

	For the Three Months Ended September 30,

	Net Revenues		Operating Companies Income

	(in millions)
	2003	2002	2003	2002

Domestic tobacco	$4,440	$5,022	$1,147	$1,518
International tobacco	8,912	7,644	1,719	1,522

Total tobacco	$13,352	$12,666	$2,866	$3,040

Domestic tobacco.  PM USA’s net revenues, which include excise taxes billed to customers, decreased $582 million (11.6%).  Excluding excise taxes, net revenues decreased $572 million (14.1%), due primarily to higher price promotions to narrow price gaps ($523 million), and lower volume ($57 million).

Operating companies income decreased $371 million (24.4%), due primarily to higher price promotions to narrow price gaps, net of lower costs under State Settlement Agreements (aggregating $334 million), lower volume ($44 million) and pre-tax charges in 2003 for the headquarters relocation ($27 million), partially offset by lower marketing, administration and research costs.

PM USA’s shipment volume was 48.9 billion units, a decrease of 1.0%, due primarily to a lower total market in 2003.  In the premium segment, PM USA’s shipment volume decreased 0.3%, while Marlboro shipment volume decreased 0.1% to 38.8 billion units.  In the discount segment, PM USA’s shipment volume decreased 8.0%, while Basic shipment volume decreased 7.0% to 4.1 billion units.  While PM USA’s shipment volume comparison to 2002 continued to be affected by the various factors discussed above, PM USA believes that its enhanced sales and promotion programs are having their intended effect, as measured by the sequential improvements in its retail market share, as shown in the discussion of operating results for the domestic tobacco segment for nine months.

PM USA’s retail share of both the premium and discount segments each increased 0.2 share points to 61.3% and 15.8%, respectively, in the third quarter of 2003 versus the second quarter of 2003.  Total industry retail market share for the discount segment decreased from the second quarter of 2003 to the third quarter of 2003 by 0.2 share points to 27.4%, while growth of the deep-discount segment was essentially flat, down 0.1 share point to 9.9%.

International tobacco.  International tobacco net revenues, which include excise taxes billed to customers, increased $1.3 billion (16.6%).  Excluding excise taxes, net revenues increased $379 million (9.8%), due primarily to favorable currency ($293 million), higher pricing and higher volume/mix ($56 million).

Operating companies income increased $197 million (12.9%), due primarily to favorable currency ($150 million), price increases ($84 million), higher volume/mix ($24 million), pre-tax charges for asset impairment and exit costs in 2002 ($33 million) and the impact of acquisitions ($11 million), partially offset by higher marketing, administration and research costs.

PMI’s volume of 189.4 billion units increased 1.6 billion units (0.8%).  Volume comparisons benefited from a double-digit decline in Japan for the third quarter of 2002, due to the timing of shipments to that market caused by the shutdown of U.S. West Coast shipping ports, which was partially offset by a trade inventory reduction following a price increase in July 2003.  In Western Europe, volume declined due primarily to decreases in Germany, Italy and France, partially offset by increases in Spain and the United Kingdom.  In Germany, volume declined, reflecting a lower total market and consumer down-trading to low-priced tobacco portions, which currently benefit from an excise tax favorability.  PMI has filed an unfair competition claim and the European Union has itself challenged the legality of such differing tax treatment.  In Italy, volume decreased 19.3% and market share fell 8.1 share points to 53.1%, as PMI’s brands remained under pressure from low-priced competitive brands.  Shipment volume decreased in France, reflecting contraction of the entire market following tax-driven price increases.  However, market share in France increased during the third quarter.  In Central and Eastern Europe, Middle East and Africa, volume increased strongly due to continued gains in Russia, Turkey and the Ukraine, higher volume in Greece, and an acquisition in Serbia, partially offset by lower volume resulting from intense price competition in Lithuania, Poland and the Slovak Republic.  In Asia, volume increased, as gains in Japan, Korea, Malaysia, Taiwan and Vietnam, were partially offset by declines in Indonesia and the Philippines.  In Latin America, volume increased, driven by gains in Argentina, Mexico and Central America.

PMI achieved market share gains in a number of important markets including Argentina, Austria, France, Japan, Korea, Mexico, Russia, Saudi Arabia, Spain, Turkey, the Ukraine and the United Kingdom.

Volume for Marlboro declined 3.0%, due primarily to declines in France, Germany and Italy.  However, Marlboro share increased in Japan and other important markets, including Austria, the Czech Republic, Mexico, the Slovak Republic, Spain, Poland, Portugal, the Ukraine and the United Kingdom.

Food

Business Environment

Kraft Foods Inc. (“Kraft”) is the largest branded food and beverage company headquartered in the United States and conducts its global business through two subsidiaries.  KFNA, which represents the North American food segment, manufactures and markets a wide variety of snacks, beverages, cheese, grocery products and convenient meals in the United States, Canada and Mexico.  KFI, which represents the international food segment, manufactures and markets a wide variety of snacks, beverages, cheese, grocery products and convenient meals in Europe, the Middle East and Africa, as well as the Latin America and Asia Pacific regions.

KFNA and KFI are subject to a number of challenges that may adversely affect their businesses.  These challenges, which are discussed below, include:

•

fluctuations in commodity prices;

•

movements of foreign currencies against the U.S. dollar;

•

competitive challenges in various products and markets, including price gaps with competitor products;

•

a trend toward increasing consolidation in the retail trade and consequent inventory reductions;

•

changing consumer preferences;

•

competitors with different profit objectives and less susceptibility to currency exchange rates; and

•

consumer concerns about food safety, quality and health, including concerns about genetically modified organisms, trans fatty acids and obesity.

To confront these challenges, Kraft continues to take steps to build the value of its brands, to improve its food business portfolio with new product and marketing initiatives, to reduce costs through productivity, and to address consumer concerns about food safety, quality and health, including obesity.  In July 2003, Kraft announced a range of initiatives addressing product nutrition, marketing practices, consumer information and public advocacy and dialogue.

During the second quarter of 2003, several factors contributed to lower than anticipated volume growth.  These factors included trade inventory reductions resulting from several customers experiencing financial difficulty, warehouse consolidations, store closings and retailers’ stated initiatives to reduce working capital, as well as the combined adverse effect of global economic weakness and higher price gaps in some key categories and countries.  To improve volume and share trends, Kraft announced that it would increase spending behind certain U.S. businesses in the remainder of 2003.  The incremental investment is expected to be approximately $200 million higher than previously planned amounts, of which approximately $45 million has been spent through September 30, 2003.  Kraft also anticipates increased spending behind certain U.S. businesses in 2004.

Fluctuations in commodity prices can cause retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee and cocoa costs.  In 2003, Kraft’s commodity costs on average were higher than in 2002.

On December 11, 2000, Altria Group, Inc., through Kraft, acquired all of the outstanding shares of Nabisco Holdings Corp. (“Nabisco”).  The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price.  The closures will require total cash payments of $373 million, of which approximately $220 million has been spent through September 30, 2003.  Substantially all of the closures are completed, and the remaining payments relate to salary continuation for severed employees and lease payments.

The integration of Nabisco into the operations of Kraft also resulted in the closure or reconfiguration of several existing Kraft facilities.  KFNA incurred pre-tax integration costs of $27 million and $75 million during the first and second quarters of 2002, respectively.  KFI incurred pre-tax integration costs of $17 million during the second quarter of 2002.  In addition, during the first quarter of 2002, approximately 700 employees accepted the benefits offered by a separation program for certain salaried employees.  Pre-tax charges of $135 million and $7 million were recorded in the operating results of the North American and international food segments, respectively, for these exit costs.

During the third quarter of 2003, KFNA acquired trademarks associated with a small natural foods business and during the second quarter of 2003, KFI acquired a biscuits business in Egypt.  During the third quarter of 2002, KFI acquired a snacks business in Turkey and during the first quarter of 2002, acquired a biscuits business in Australia.  The total cost of these and smaller businesses purchased by Kraft during the first nine months of 2003 and 2002 was $97 million and $119 million, respectively.

During the third quarter of 2003, KFI sold a European rice business and recorded a pre-tax gain of $23 million.  See Note 7. Acquisitions and Divestitures for a discussion of this and other smaller divestitures and acquisitions affecting KFNA and KFI.  The operating results of businesses acquired and sold were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

During the third quarter of 2003, KFI recorded pre-tax charges of $6 million for asset impairment and exit costs related to the closure of a Nordic snacks plant.

In November 2003, Kraft was advised by the Fort Worth District Office of the Securities and Exchange Commission (“SEC”) that the Staff is considering recommending that the SEC bring a civil injunctive action against Kraft. The notice alleges that Kraft employees signed documents requested by the Fleming Companies (“Fleming”), which Fleming used in order to accelerate its revenue recognition. The notice does not contain any allegations or statements regarding Kraft’s accounting for transactions with Fleming. Kraft believes that it properly recorded the transactions in accordance with generally accepted accounting principles. Prior to the time that the Staff makes a formal enforcement recommendation, if any, to the SEC, Kraft will have the opportunity to respond to this notice and submit reasons why it believes that the civil injunctive action should not be brought. Kraft intends to respond to this notice fully and promptly and to cooperate with the SEC with respect to this matter and the SEC's investigation of Fleming.

Operating Results – Nine Months Ended September 30, 2003

The following discussion compares food operating results for the nine months ended September 30, 2003 with the nine months ended September 30, 2002.

	For the Nine Months Ended September 30,

	Net Revenues		Operating Companies Income

	(in millions)
	2003	2002	2003	2002

North American food	$16,350	$16,087	$3,832	$3,770
International food	6,330	5,789	840	851

Total food	$22,680	$21,876	$4,672	$4,621

North American food.  Net revenues increased $263 million (1.6%), due primarily to higher volume/mix ($154 million), favorable currency ($58 million) and higher pricing, partially offset by higher promotional spending and the divestiture of a small confectionery business in the fourth quarter of 2002.

Operating companies income increased $62 million (1.6%), due primarily to the 2002 pre-tax charges for asset impairment and exit costs, and integration costs (aggregating $237 million) and lower marketing, administration and research expenses, partially offset by cost increases, net of higher pricing ($90 million, including higher commodity costs and increased promotional spending) and higher fixed manufacturing costs.

Volume increased 1.6%.  Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by new product momentum in ready-to-drink beverages, partially offset by lower shipments of coffee and cereal.  In Oscar Mayer and Pizza, volume increased, due primarily to higher shipments of frozen pizza, bacon, lunch combinations and soy-based meat alternatives, partially offset by lower shipments of cold cuts.  In Cheese, Meals and Enhancers, volume increased, due primarily to higher shipments in Canada and Mexico, partially offset by trade inventory reductions in certain cheese and enhancers businesses.  Volume in KFNA’s food service business in the United States increased, due to higher shipments to national accounts and increased demand for ingredient products.  Volume decreased in Biscuits, Snacks and Confectionery, due primarily to weakness in cookies and the divestiture of a small confectionery business in 2002.

International food.  Net revenues increased $541 million (9.3%), due primarily to favorable currency ($382 million), higher pricing ($248 million, reflecting higher commodity and currency devaluation-driven costs in Latin America) and the impact of acquisitions ($43 million), partially offset by lower volume/mix ($68 million) and the impact of divestitures.

Operating companies income decreased $11 million (1.3%), due primarily to higher marketing, administration and research costs ($97 million), lower volume/mix ($33 million) and the impact of divestitures, partially offset by higher pricing, net of cost increases ($47 million), favorable currency ($40 million), the 2003 gain on the sale of a European rice business and the impact of the previously discussed pre-tax charges in 2003 and 2002 (aggregating $18 million).

Volume decreased 2.4%, due primarily to the impact of divestitures in 2003 and 2002, partially offset by growth in developing markets, new product introductions and the impact of acquisitions.

In Europe, Middle East and Africa, volume increased, driven by growth across the Central and Eastern Europe, Middle East and Africa region, benefiting from the impact of acquisitions and new product introductions, partially offset by the adverse impact of the summer heat wave across Europe, price competition and a divestiture.  Snacks volume increased, benefiting from acquisitions and growth in confectionery in Russia, Poland and Romania, partially offset by the adverse impact of the summer heat wave on confectionery shipments and price competition.  Beverages volume declined, due primarily to the adverse impact of the summer heat wave on coffee shipments, price competition and trade inventory reductions, partially offset by increased coffee shipments in Poland and Russia.  In convenient meals, volume declined, due primarily to the divestiture of the European rice business, partially offset by higher shipments of canned meats in Italy.  In cheese, volume decreased, due primarily to the impact of price competition in Germany and Spain, and lower shipments in the Middle East, partially offset by higher shipments of cream cheese in Italy.

Volume decreased in the Latin America and Asia Pacific region, due primarily to the divestiture of a Latin American bakery ingredients business in 2002, political and economic instability in Venezuela and economic weakness in Brazil, partially offset by growth in Argentina and across most Asia Pacific markets.  Snacks volume decreased, due primarily to political and economic instability in Venezuela and a confectionery market decline in Brazil, partially offset by biscuits volume growth in many markets, including Brazil, Colombia, Central America, China, Australia and Southeast Asia.  In grocery, volume declined in Latin America, due primarily to the divestiture of a bakery ingredients business.  In beverages, volume increased, driven by coffee and refreshment beverages.  Coffee volume increased due primarily to higher shipments to China, and refreshment beverages volume increased, due to growth in most markets, including Brazil, Venezuela, China and the Philippines, aided by new product introductions.  In cheese, volume increased due to higher shipments to Japan, the Philippines and Australia, partially offset by declines in Venezuela and Indonesia.  Convenient meals volume also grew, benefiting from gains in Argentina.

Operating Results – Three Months Ended September 30, 2003

The following discussion compares food operating results for the third quarter of 2003 with the third quarter of 2002.

	For the Three Months Ended September 30,

	Net Revenues		Operating Companies Income

	(in millions)
	2003	2002	2003	2002

North American food	$5,326	$5,225	$1,152	$1,303
International food	2,154	1,991	307	300

Total food	$7,480	$7,216	$1,459	$1,603

North American food.  Net revenues increased $101 million (1.9%), due primarily to favorable currency ($46 million), higher volume/mix ($36 million) and higher pricing, partially offset by higher promotional spending, including investments to manage price gaps and improve share trends on cheese, cold cuts, coffee and biscuits, and the divestiture of a small confectionery business in the fourth quarter of 2002.

Operating companies income decreased $151 million (11.6%), due primarily to cost increases, net of higher pricing (aggregating $112 million, including higher commodity costs and increased promotional spending in certain categories), unfavorable volume/mix ($14 million) and higher fixed manufacturing costs, partially offset by favorable currency.

Volume increased 0.9%.  Volume gains were achieved in Beverages, Desserts and Cereals, driven primarily by new products in ready-to-drink beverages and higher shipments of powdered soft drinks.  In Cheese, Meals and Enhancers, volume increased, due primarily to increased merchandising in dinners, salad dressing and barbeque sauce.  Volume in KFNA’s food service business in the United States increased due to higher shipments to national accounts.  In Oscar Mayer and Pizza, volume increased, due primarily to higher shipments of cold cuts, hot dogs, bacon, lunch combinations and soy-based meat alternatives.  Volume decreased in Biscuits, Snacks and Confectionery, due primarily to weakness in cookies and the divestiture of a small confectionery business in the fourth quarter of 2002.

International food.  Net revenues increased $163 million (8.2%), due primarily to favorable currency ($167 million), higher pricing ($77 million, reflecting higher commodity and currency devaluation-driven costs in Latin America) and the impact of acquisitions ($22 million), partially offset by lower volume/mix ($78 million) and the impact of divestitures.

Operating companies income increased $7 million (2.3%), due primarily to higher pricing, net of cost increases ($31 million), favorable currency ($18 million) and the gain on the sale of a European rice business ($23 million), partially offset by lower volume/mix ($29 million), higher marketing, administration and research costs ($27 million, including higher benefit costs and infrastructure investment in developing markets) and the impact of divestitures.

Volume decreased 3.2%, due primarily to the impact of divestitures and the summer heat wave across Europe, as well as price competition, partially offset by the impact of acquisitions.

In Europe, Middle East and Africa, volume decreased, due primarily to the European rice divestiture and the adverse impact of the summer heat wave across Europe on the chocolate and coffee businesses, partially offset by the impact of acquisitions and growth in Poland, Russia, Romania and the Ukraine.  In beverages and confectionery, volume decreased, adversely impacted by the summer heat wave.  In addition, coffee volume was affected by price competition in Germany, partially offset by expanded distribution in Russia and new product launches in Poland.  Snacks volume increased, with gains in biscuits and salted snacks, benefiting from acquisitions more than offsetting the confectionery decline.  In convenient meals, volume decreased, due primarily to the European rice divestiture, partially offset by higher shipments of canned meats in Italy.

Volume decreased in the Latin America and Asia Pacific region, impacted by the divestiture of a Latin American bakery ingredients business in 2002, partially offset by growth in most Asia Pacific markets.  Beverages volume increased, driven by gains in Brazil, Venezuela and China.  In grocery, volume declined, due primarily to the divestiture of a Latin American bakery ingredients business in the fourth quarter of 2002.  Snacks volume decreased, due primarily to economic weakness and trade inventory reductions in Brazil and raw material unavailability in Venezuela, partially offset by new product launches in Argentina, Australia and China.  In cheese, volume increased, driven by higher shipments in Australia and the Philippines.

Financial Services

Business Environment

In the second quarter of 2003, Philip Morris Capital Corporation (“PMCC”) shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its diversified portfolio of leased assets.  Accordingly, PMCC’s operating companies income will continue to decrease as lease investments mature or are sold.

In July 2003, PMCC refinanced the nonrecourse debt ($158 million) of a real estate leveraged lease transaction at a lower interest rate than the existing debt.  In addition, PMCC issued $156 million of nonrecourse notes.  The note holders have recourse to the receivables due under the aforementioned leveraged lease, as well as the underlying leased asset.  Transaction costs were $15 million.  At September 30, 2003, the nonrecourse notes are reflected as “Nonrecourse debt” on the Altria Group, Inc. condensed consolidated balance sheet.

During the third quarter of 2003, PMCC received proceeds from asset sales of $269 million and recorded a gain in operating companies income of $17 million.  For the first nine months of 2003, PMCC received proceeds from asset sales of $350 million and recorded a gain of $34 million in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major United States carriers.  At September 30, 2003, approximately 26%, or $2.3 billion of PMCC’s investment in finance leases related to aircraft.  In recognition of the economic downturn in the airline industry, PMCC increased its allowance for losses by $290 million in the fourth quarter of 2002.  It is possible that further adverse developments in the airline industry may occur that may require PMCC to increase its allowance for losses in future periods.

PMCC leases a Boeing 747-400 freighter aircraft to Atlas Air, Inc. (“Atlas”) under a long-term leveraged lease.  The aircraft represents an investment in a finance lease of $42 million, which equals 0.5% of PMCC’s portfolio of finance assets at September 30, 2003.  Atlas defaulted on certain of its lease payments in July 2003, including a portion of the lease payments due under its lease with PMCC.  Atlas is currently negotiating a restructuring plan with its creditors and has announced its plan to file a pre-packaged bankruptcy in December 2003.  PMCC continues to negotiate with Atlas in its effort to restructure.

During May 2003, in connection with the efforts of American Airlines, Inc. (“American”) to avoid a bankruptcy filing, PMCC, American and the leveraged lease lenders entered into an agreement to restructure the leases on fourteen of PMCC’s twenty-eight MD-80 aircraft currently under long-term leveraged leases with American.  This agreement resulted in a $28 million charge against PMCC’s allowance for losses during the second quarter of 2003 and a reduction of $30 million of lease income over the remaining terms of the leases.  Leases on the remaining fourteen aircraft were unchanged.  As of September 30, 2003, PMCC’s aggregate exposure to American totaled $212 million, which equals 2.4% of PMCC’s portfolio of finance assets.

On March 31, 2003, US Airways Group, Inc. (“US Airways”) emerged from Chapter 11 bankruptcy protection.  PMCC currently leases 16 Airbus A319 aircraft to US Airways under long-term leveraged leases, which expire in 2018 and 2019.  The leased aircraft represent an investment in finance leases of $142 million, or 1.6% of PMCC’s portfolio of finance assets at September 30, 2003.  Pursuant to an agreement reached between US Airways and PMCC, US Airways affirmed these leases when it emerged from bankruptcy.  This agreement resulted in a $13 million charge against PMCC’s allowance for losses during the first quarter of 2003 and a reduction of $7 million of lease income over the remaining terms of the leases.

On December 9, 2002, United Air Lines Inc. (“UAL”) filed for Chapter 11 bankruptcy protection.  At that time, PMCC leased 24 Boeing 757 aircraft to UAL, 22 under long-term leveraged leases and two under long-term single investor leases.  Subsequently, PMCC purchased $239 million of senior nonrecourse debt on 16 of the aircraft under leveraged leases, which were then treated as single investor leases for accounting purposes.  As of February 28, 2003, PMCC entered into an agreement with UAL to amend these 16 leases, as well as the two single investor leases.  Among other modifications, the subordinated debt outstanding on these 16 leveraged leases was cancelled.  As of September 30, 2003, PMCC’s aggregate exposure to UAL totaled $603 million, which equals 6.9% of PMCC’s portfolio of finance assets at September 30, 2003.  PMCC continues to negotiate with UAL in its efforts to restructure and emerge from bankruptcy.

Operating Results

	2003	2002

	(in millions)
Net revenues:
Nine months ended September 30,	$327	$379

Three months ended September 30,	$107	$114

Operating companies income:
Nine months ended September 30,	$241	$257

Three months ended September 30,	$76	$82

PMCC’s net revenues for the first nine months of 2003 decreased $52 million (13.7%) from the comparable period in 2002, due primarily to a significant gain during 2002 from the early termination of a lease and lower income from leasing activities.  PMCC’s operating companies income for the first nine months of 2003 decreased $16 million (6.2%) from the comparable period of 2002, due primarily to a significant gain during 2002 from the early termination of a lease, partially offset by a lower provision for losses.  During the third quarter of 2003, net revenues and operating companies income decreased $7 million (6.1%) and $6 million

(7.3%), respectively, from the comparable period in 2002, due primarily to lower lease portfolio revenues, partially offset by higher asset management gains.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2003, net cash provided by operating activities was $8.9 billion compared with $9.9 billion during the comparable 2002 period.  The decrease of $1.0 billion was due primarily to an increase of $371 million for pension contributions in 2003 and includes a decrease in taxes payable ($676 million), which is principally attributable to the 2002 gain on the Miller transaction combined with 2003 lower taxable earnings and a lower effective tax rate.

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

During the first nine months of 2003, net cash used in investing activities was $1.6 billion, compared with $1.4 billion during the first nine months of 2002.  The increase over the first nine months of 2002 reflects a higher level of acquisitions made in 2003, partially offset by fewer investments in finance assets during 2003.

Net Cash Used in Financing Activities

During the first nine months of 2003, net cash used in financing activities was $1.8 billion, compared with $8.6 billion during the first nine months of 2002.  The decrease of $6.8 billion was due primarily to a lower level of Altria Group, Inc. common stock repurchases in 2003 ($3.8 billion) and the net issuance of consumer products debt in 2003, as compared to the net repayment of debt in 2002.

Debt and Liquidity

Debt - Altria Group, Inc.’s total debt (consumer products and financial services) was $26.6 billion and $23.3 billion at September 30, 2003 and December 31, 2002, respectively.  Total consumer products debt was $24.5 billion and $21.2 billion at September 30, 2003 and December 31, 2002, respectively.  The increase in total debt and consumer products debt reflects borrowings made on existing revolving credit facilities after access to the commercial paper markets was eliminated for ALG and Kraft during the first quarter of 2003.  By the end of May 2003, Kraft regained access to the commercial paper markets.  In September 2003, Kraft issued $1.5 billion of notes under an existing shelf registration statement.  The borrowings include $700 million of 5-year notes bearing interest at a rate of 4.0% and $800 million of 10-year notes bearing interest at a rate of 5.25%.  The net proceeds from the notes were used by Kraft to repay a portion of the short-term borrowings from Altria Group, Inc.  At September 30, 2003 and December 31, 2002, Altria Group, Inc.’s ratio of consumer products debt to total equity was 1.07 and 1.09, respectively, and the ratio of total debt to total equity was 1.16 and 1.20, respectively.  In November 2003, ALG completed the issuance of $1.5 billion in long-term notes under an existing shelf registration statement.  The borrowings include $500 million of 5-year notes bearing interest at a rate of 5.625% and $1.0 billion of 10-year notes bearing interest at a rate of 7.0%.  The net proceeds from this transaction are being used to retire borrowings on the ALG revolving credit facilities.

Cash and Cash Equivalents - Altria Group, Inc.’s cash and cash equivalents were $6.0 billion and $565 million at September 30, 2003 and December 31, 2002, respectively.  The increase in cash and cash equivalents reflects, in part, the previously discussed borrowings made on existing revolving credit facilities and the proceeds received from the repayment of intercompany borrowings by Kraft.  The cash is being used to meet ongoing working capital requirements, as well as debt maturities.

Credit Ratings - Following a $10.1 billion judgment on March 21, 2003 against PM USA in the Price litigation which is discussed in Note 10, the three major credit rating agencies took a series of ratings actions resulting in the lowering of ALG’s short-term and long-term debt ratings.  Moody’s lowered ALG’s short-term debt rating from “P-1” to “P-2” and subsequently to “P-3,” and its long-term debt rating from “A2” to “Baa2.”  S&P lowered ALG’s short-term debt rating from “A-1” to “A-2” and its long-term debt rating from “A-” to “BBB.”  Fitch lowered ALG’s short-term debt rating from “F-1” to “F-2” and its long-term debt rating from “A” to “BBB.”

While Kraft is not a party to, and has no exposure to, this litigation, its credit ratings were also lowered, but to a lesser degree.  As a result of the rating agencies’ actions, borrowing costs for ALG and Kraft have increased.  None of ALG’s or Kraft’s debt agreements requires accelerated repayment as a result of a decrease in credit ratings.

Credit Lines - ALG and Kraft each maintain separate revolving credit facilities that they have historically used to support the issuance of commercial paper.  However, as a result of the rating agencies’ actions discussed above, ALG’s and Kraft’s access to the commercial paper market was eliminated.  Subsequently, in April 2003, ALG and Kraft began to borrow against existing credit facilities to repay maturing commercial paper and to fund normal working capital needs.  By the end of May 2003, Kraft regained its access to the commercial paper markets.

The ALG multi-year revolving credit facility requires the maintenance of a fixed charges coverage ratio.  The Kraft multi-year revolving credit facility, which is for the sole use of Kraft, requires the maintenance of a minimum net worth.  ALG and Kraft met their respective covenants at September 30, 2003 and expect to continue to meet their respective covenants.  The multi-year facilities both expire in July 2006.  In July 2003, ALG and Kraft replaced their respective 364-day revolving credit facilities which were expiring.  The new ALG 364-day revolving credit facility in the amount of $2.0 billion expires in July 2004.  It requires the maintenance of a fixed charges coverage ratio and prohibits share repurchases while borrowings are outstanding against either ALG’s 364-day or multi-year facility.  In addition, the size of ALG’s 364-day facility will be reduced by 50% of the net proceeds of any long-term capital markets transactions completed by ALG.  As a result of the previously mentioned debt issuance in November 2003, the ALG 364-day facility was reduced to approximately $1.3 billion.  The new Kraft 364-day revolving credit facility in the amount of $2.5 billion also expires in July 2004.  It requires the maintenance of a minimum net worth.  Neither of these facilities, nor the multi-year facilities, includes any additional financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

In the table below, information is provided as of September 30, 2003 and November 7, 2003 to provide the most current information available.  At September 30, 2003 and at November 7, 2003, credit lines for ALG and Kraft, and the related activity were as follows (in billions of dollars):

ALG	September 30, 2003				November 7, 2003

Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

364-day	$2.0	$—	$—	$2.0	$1.3	$—	$—	$1.3
Multi-year	5.0	3.3		1.7	5.0	2.0		3.0

	$7.0	$3.3	$—	$3.7	$6.3	$2.0	$—	$4.3

Kraft	September 30, 2003				November 7, 2003

Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

364-day	$2.5	$—	$1.7	$0.8	$2.5	$—	$1.5	$1.0
Multi-year	2.0		1.2	0.8	2.0		1.2	0.8

	$4.5	$—	$2.9	$1.6	$4.5	$—	$2.7	$1.8

In addition to the above, certain international subsidiaries of ALG and Kraft maintain uncommitted credit lines to meet the short-term working capital needs of PMI and KFI.  These credit lines, which amounted to approximately $1.4 billion for ALG subsidiaries (other than Kraft) and approximately $0.6 billion for Kraft subsidiaries, are for the sole use of these international businesses.  At September 30, 2003, borrowings on these lines amounted to approximately $0.4 billion.

Guarantees - As discussed in Note 10, Altria Group, Inc. had third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximating $250 million, of which $210 million have no specified expiration dates.  The remainder expire through 2023, with $22 million expiring through September 30, 2004.  Altria Group, Inc. is required to perform under these guarantees in the event that a third-party fails to make contractual payments or achieve performance measures.  Altria Group, Inc. has recorded a liability of $90 million at September 30, 2003 relating to these guarantees.  In addition, in the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.  At September 30, 2003, subsidiaries of ALG were also contingently liable for $1.1 billion of guarantees related to their own performance, consisting of the following:

•

$0.9 billion of guarantees of excise tax and import duties related primarily to international shipments of tobacco products.  In these agreements, a financial institution provides a guarantee of tax payments to respective governments.  PMI then issues a guarantee to the respective financial institution for the payment of the taxes.  These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s consolidated balance sheet.

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

Litigation Escrow Deposits - As discussed in Note 10, in connection with obtaining a stay of execution in May 2001 in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account.  The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the September 30, 2003 and December 31, 2002 condensed consolidated balance sheets as other assets.  These amounts will be returned to PM USA should it prevail in its appeal of the case.  Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

As discussed in Note 10, in connection with obtaining a stay of execution in the Price case, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution.  (Since this note is the result of an intercompany financing arrangement, it does not appear on the condensed consolidated balance sheet of Altria Group, Inc.)  In addition, PM USA agreed to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts:  beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note which are due in April 2008, 2009 and 2010.  Through September 30,

2003, PM USA paid $200 million of the cash payments due under the judge’s order.  (Cash payments into the account will be presented as other assets on the consolidated balance sheet.)  If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court.

In addition, with respect to certain adverse verdicts currently on appeal (excluding amounts relating to the Engle case and the Price case discussed above), as of September 30, 2003, PM USA has posted various forms of security totaling $366 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals.  These cash deposits are included in other assets on the condensed consolidated balance sheets.

Tobacco Litigation Settlement Payments - PM USA, along with other domestic tobacco companies, has entered into State Settlement Agreements that require the domestic tobacco industry to make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2003, $10.9 billion; 2004 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year.  In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, as well as an additional $250 million in 2003.  These payment obligations are the several and not joint obligations of each settling defendant.  PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due.  Accordingly, PM USA records its portion of ongoing settlement payments as part of cost of sales as product is shipped.

PM USA and the other settling defendants also agreed to make payments to a trust fund to provide aid to tobacco growers and quota-holders.  The trust will be funded by four of the major domestic tobacco product manufacturers, including PM USA, over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion.  Future industry payments (in 2003 through 2008, $500 million each year; and 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, industry volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer’s relative market share.  PM USA records its portion of these payments as part of cost of sales as product is shipped.

During the nine months ended September 30, 2003 and 2002, and the quarters ended September 30, 2003 and 2002, PM USA recognized $3.3 billion and $4.1 billion, respectively, and $1.1 billion and $1.3 billion, respectively, as part of cost of sales attributable to the foregoing settlement obligations.

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

Leases - PMCC holds investments in leveraged leases and direct finance leases.  At September 30, 2003, PMCC’s net finance receivable of $7.7 billion in leveraged leases, which is included in Altria Group, Inc.’s condensed consolidated balance sheet as part of finance assets, net, consists of total lease receivables ($28.4 billion) and the residual value of assets under lease ($2.3 billion), reduced by nonrecourse third-party debt ($19.2 billion) and unearned income ($3.8 billion).  PMCC has no obligation for the payment of the nonrecourse third-party debt issued to purchase the assets under lease.  The payment of such debt is collateralized only by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC or Altria Group, Inc.  As required by accounting standards generally accepted in the United States of America (“U.S. GAAP”), the nonrecourse third-party debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets.  The net finance receivable for leveraged leases of $7.7 billion does not include certain notes

($156 million), representing the securitization of rents on a real estate leveraged lease, which are reflected as “Nonrecourse debt” on Altria Group, Inc.’s condensed consolidated balance sheet as required by U.S. GAAP.

At September 30, 2003, PMCC’s net finance receivable in direct finance leases of $1.2 billion, which is also included in finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheet, consists of lease receivables ($1.4 billion) and the residual value of assets under lease ($0.1 billion) reduced by unearned income ($0.3 billion).  Finance assets, net, at September 30, 2003 also includes an allowance for losses ($0.4 billion).

Equity and Dividends

During the first nine months of 2003 and 2002, ALG repurchased 18.7 million and 93.5 million shares, respectively, of its common stock at a cost of $689 million and $4.6 billion, respectively.  During the first quarter of 2003, ALG completed its three-year, $10 billion share repurchase program and began a one-year, $3 billion share repurchase program.  At September 30, 2003, cumulative repurchases under the $3 billion authority totaled 7.0 million shares at an aggregate cost of $241 million.  Following the rating agencies’ actions in the first quarter of 2003, discussed above in “Credit Ratings,” ALG suspended its share repurchase program.

On June 21, 2002, Kraft’s Board of Directors approved the repurchase from time to time of up to $500 million of Kraft’s Class A common stock solely to satisfy the obligations of Kraft to provide shares under its 2001 Performance Incentive Plan and its 2001 Compensation Plan for non-employee directors.  During the first nine months of 2003, Kraft repurchased 5.2 million shares of its Class A common stock at a cost of $156 million.

Concurrent with Kraft’s initial public offering (“IPO”), certain employees of Altria Group, Inc. (other than Kraft and its subsidiaries) received a one-time grant of options to purchase shares of Kraft’s Class A common stock held by Altria Group, Inc. at the IPO price of $31.00 per share.  At September 30, 2003, employees held options to purchase approximately 1.6 million shares of Kraft’s Class A common stock from Altria Group, Inc.  In order to completely satisfy the obligation, Altria Group, Inc. purchased approximately 1.6 million shares of Kraft’s Class A common stock in open market transactions during 2002.

In January 2003, Altria Group, Inc. granted approximately 2.3 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 1.5 million equivalent shares.  Restrictions on the shares lapse in the first quarter of 2006.

Dividends paid in the first nine months of 2003 and 2002 were $3.9 billion and $3.7 billion, respectively, an increase of 4.7%, reflecting a higher dividend rate in 2003, partially offset by a lower number of shares outstanding as a result of share repurchases.  During the third quarter of 2003, Altria Group, Inc.’s Board of Directors approved a 6.3% increase in the quarterly dividend rate to $0.68 per share.  As a result, the present annualized dividend rate is $2.72 per share.

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

A substantial portion of Altria Group, Inc.’s derivative financial instruments are effective as hedges under U.S. GAAP.  Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

	2003	2002	2003	2002

	(in millions)		(in millions)
(Loss) gain at beginning of period	$(77)	$33	$14	$(94)
Derivative (gains) losses transferred to earnings	(44)	71	(5)	(8)
Change in fair value	49	(143)	(81)	63

Loss as of September 30	$(72)	$(39)	$(72)	$(39)

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates.  Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany forecasted transactions.  The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, the Swiss franc and the euro.  At September 30, 2003 and December 31, 2002, Altria Group, Inc. had option and forward foreign exchange contracts with aggregate notional amounts of $8.1 billion and $10.1 billion, respectively, which were comprised of contracts for the purchase and sale of foreign currencies.  Included in the foreign currency aggregate notional amounts at September 30, 2003 and December 31, 2002, were $1.1 billion and $2.6 billion, respectively, of equal and offsetting foreign currency positions, which do not qualify as hedges and will not result in any net gain or loss.  In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt.  These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity.  A substantial portion of the foreign currency swap agreements are accounted for as cash flow hedges.  The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of September 30, 2003 and December 31, 2002.  At September 30, 2003 and December 31, 2002, the notional amounts of foreign currency swap agreements aggregated $2.4 billion and $2.5 billion, respectively.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations.  For the nine months ended September 30, 2003 and 2002, losses of $37 million, net of income taxes, and $127 million, net of income taxes, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities.  Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials.  Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese.  Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil.  At September 30, 2003 and December 31, 2002, Kraft had net long commodity positions of $351 million and $544 million, respectively.  In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP.  The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold.  Unrealized gains or losses on net commodity positions were immaterial at September 30, 2003 and December 31, 2002.

Use of the above-mentioned financial instruments has not had a material impact on Altria Group, Inc.’s consolidated financial position at September 30, 2003 and December 31, 2002, or Altria Group, Inc.’s consolidated results of operations and cash flows for the nine months and three months ended September 30, 2003 and September 30, 2002.

Contingencies

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards

See Note 3 to the Condensed Consolidated Financial Statements for a discussion of recently adopted accounting standards.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We* may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to stockholders and in press releases and investor webcasts.  You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts.

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

Tobacco-Related Litigation.  There is substantial litigation related to tobacco products in the United States and certain foreign jurisdictions.  We anticipate that new cases will continue to be filed.  Damages claimed in some of the tobacco-related litigation range into the billions of dollars.  Although, to date, our tobacco subsidiaries have never had to pay a judgment in a tobacco related case, there are presently 13 cases on appeal in which verdicts were returned against PM USA, including a compensatory and punitive damages verdict totaling approximately $10.1 billion in the Price case in Illinois.  Generally, in order to prevent a plaintiff from seeking to collect a judgment while the verdict is being appealed, the defendant must post an appeal bond, frequently in

*

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

The present litigation environment is substantially uncertain, and it is possible that our business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome of pending litigation, including certain of the verdicts against us that are on appeal.  We intend to continue vigorously defending all tobacco-related litigation, although we may enter into settlement discussions in particular cases if we believe it is in the best interest of our stockholders to do so.  See Note 10 for a discussion of pending tobacco-related litigation.

Anti-Tobacco Action in the Public and Private Sectors.  Our tobacco subsidiaries face significant governmental action aimed at reducing the incidence of smoking and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke.  Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect this decline to continue.

Excise Taxes.  Cigarettes are subject to substantial local, state and federal excise taxes in the United States and to similarly substantial taxes in foreign markets.  Significant increases in excise and other cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted at the local, state and federal levels within the United States, the EU and in other foreign jurisdictions.

These tax increases are expected to continue to have an adverse impact on sales of cigarettes by our tobacco subsidiaries, due to lower consumption levels and to a shift in sales from the premium to the non-premium or discount segments or to sales outside of legitimate channels.

Increased Competition in the Domestic Tobacco Market.  Settlements of certain tobacco litigation in the United States, have resulted in substantial cigarette price increases.  PM USA faces increased competition from lowest priced brands sold by certain domestic and foreign manufacturers that have cost advantages because they are not subject to these settlements or related state escrow legislation.  Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes and increased imports of foreign lowest priced brands.  The competitive environment has been characterized by weak economic conditions, erosion of consumer confidence, a continued influx of cheap products, and higher prices due to higher state excise taxes and list price increases.  As a result, the lowest priced products of manufacturers of numerous small share brands have increased their market share, putting pressure on the industry’s premium segment.

Governmental Investigations.  From time to time, ALG and its tobacco subsidiaries are subject to governmental investigations on a range of matters.  Ongoing investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain international markets and allegations of false and misleading usage of descriptors, such as “Lights” and “Ultra Lights.”  We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations.

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

Competition and Economic Downturns.  Each of our consumer products subsidiaries is subject to intense competition, changes in consumer preferences and local economic conditions.  To be successful, they must continue to:

•

promote brand equity successfully;

•

anticipate and respond to new consumer trends;

•

develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels;

•

improve productivity; and

•

respond effectively to changing prices for their raw materials.

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

No Access to Commercial Paper Market.  As a result of recent actions by credit rating agencies, ALG currently is unable to access the commercial paper market, and must rely on its revolving credit facilities instead.

Item 4. Controls and Procedures.

Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including ALG’s Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, ALG’s Chairman and Chief Executive Officer, and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective in timely alerting them to material information relating to Altria Group, Inc. (including its consolidated subsidiaries) required to be included in ALG’s periodic SEC filings.  There has been no change in Altria Group, Inc.’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Altria Group, Inc.’s internal control over financial reporting.

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

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Certain Pending Litigation Matters and Recent Developments.

99.2

Trial Schedule for Certain Cases.

(b)

Reports on Form 8-K.  The Registrant (i) furnished a Current Report on Form 8-K on July 17, 2003 covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) containing Altria Group, Inc.’s earnings release dated July 17, 2003; (ii) filed a Current Report on Form 8-K on October 16, 2003 covering Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) containing Altria Group, Inc.’s earnings release dated October 16, 2003; (iii) filed a Current Report on Form 8-K on November 4, 2003 covering Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), which contained the terms agreement and certain other documents related to its public debt offering; and (iv) furnished a Current Report on Form 8-K on November 6, 2003 covering Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), containing Altria Group, Inc.’s press release dated November 5, 2003, remarks by Louis Camilleri, Chairman and Chief Executive Officer, Altria Group, Inc. and a reconciliation to generally accepted accounting principles of certain financial data.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE

Dinyar S. Devitre, Senior Vice President and Chief Financial Officer

November 13, 2003