Form 10-K
period 2003-12-31
ALTRIA GROUP INC
filed 2004-03-12
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 1-8940

ALTRIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	13-3260245 (I.R.S. Employer Identification No.)

120 Park Avenue, New York, N.Y. (Address of principal executive offices)	10017 (Zip Code)

Registrant’s telephone number, including area code: 917-663-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.33 1/3 par value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2003, was approximately $92 billion. As of February 27, 2004, there were 2,046,677,286 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant’s annual report to shareholders for the year ended December 31, 2003 (the “2003 Annual Report”), are incorporated in Part I, Part II and Part IV hereof and made a part hereof. Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 29, 2004, filed with the Securities and Exchange Commission on March 15, 2004, are incorporated in Part III hereof and made a part hereof.

PART I

Item 1. Business.

(a) General Development of Business

General

Altria Group, Inc. (“ALG”), through its wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”), Philip Morris International Inc. (“PMI”) and its majority-owned (84.6%) subsidiary, Kraft Foods Inc. (“Kraft”), is engaged in the manufacture and sale of various consumer products, including cigarettes and foods and beverages. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, is primarily engaged in leasing activities. During 2003, PMCC shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of leased assets. ALG’s former wholly-owned subsidiary, Miller Brewing Company (“Miller”), was engaged in the manufacture and sale of various beer products prior to the merger of Miller into South African Breweries plc (“SAB”) on July 9, 2002. As used herein, unless the context indicates otherwise, Altria Group, Inc. refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies. ALG’s family of companies forms the largest consumer packaged goods business in the world.*

PM USA is engaged in the manufacture and sale of cigarettes. PM USA is the largest cigarette company in the United States. PMI is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes) internationally. Marlboro, the principal cigarette brand of these companies, has been the world’s largest-selling cigarette brand since 1972.

Kraft is engaged in the manufacture and sale of branded foods and beverages in the United States, Canada, Europe, the Middle East and Africa, Latin America and Asia Pacific. Kraft conducts its global business through its subsidiaries: Kraft Foods North America, Inc. (“KFNA”) and Kraft Foods International, Inc. (“KFI”). Kraft has operations in 68 countries and sells its products in more than 150 countries.

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately 6,000 positions. Over the next three years, Kraft expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments. In addition, Kraft expects to spend approximately $140 million in capital over the next three years to implement the program, including approximately $50 million in 2004. Annual cost savings as a result of this program are expected to approximate $120 million to $140 million in 2004 and are anticipated to reach approximately $400 million by 2006, all of which are expected to be used in supporting brand-building initiatives.

On June 13, 2001, Kraft completed an initial public offering (“IPO”) of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. At December 31, 2003, ALG owned approximately 84.6% of the outstanding shares of Kraft’s capital stock through its ownership of 51.0% of Kraft’s Class A common stock and 100% of Kraft’s Class B common stock. Kraft’s Class A common stock has one vote per share while Kraft’s Class B common stock has ten votes per share. Therefore, at December 31, 2003, ALG held approximately 98% of the combined voting power of Kraft’s outstanding capital stock.

*	References to the competitive ranking of ALG’s subsidiaries in their various businesses are based on sales data or, in the case of cigarettes, shipments, unless otherwise indicated.

On July 9, 2002, Miller merged into SAB and SAB changed its name to SABMiller plc (“SABMiller”). At closing, ALG received 430 million shares of SABMiller valued at approximately $3.4 billion, based upon a share price of 5.12 British pounds per share, in exchange for Miller, which had $2.0 billion of existing debt. The shares in SABMiller owned by ALG resulted in a 36% economic interest in SABMiller and a 24.9% voting interest. The transaction resulted in a pre-tax gain of $2.6 billion or $1.7 billion after-tax, which was recorded in the third quarter of 2002.

Source of Funds—Dividends

Because ALG is a holding company, its principal sources of funds are from the payment of dividends and repayment of debt from its subsidiaries. Except for minimum net worth requirements, ALG’s principal wholly-owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b) Financial Information About Industry Segments

Altria Group, Inc.’s reportable segments are domestic tobacco, international tobacco, North American food, international food, beer (prior to July 9, 2002) and financial services. Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years (along with total assets for each of tobacco, food, beer and financial services at December 31, 2003, 2002 and 2001) are set forth in Note 14 to Altria Group, Inc.’s consolidated financial statements (“Note 14”), which is incorporated herein by reference to the 2003 Annual Report.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2003	2002	2001
Domestic tobacco	23.3%	29.0%	30.1%
International tobacco	37.6	32.8	30.9
North American food	29.5	28.6	27.4
International food	7.7	7.7	7.1
Beer		1.6	2.8
Financial services	1.9	0.3	1.7

	100.0%	100.0%	100.0%

The decrease in the relative percentage attributable to domestic tobacco reflects the effects of price promotions to narrow price gaps in the intensely competitive United States cigarette industry and lower volume. The decrease in the relative percentage attributable to beer is the result of the merger of Miller into SABMiller in 2002. The increase in the relative percentage attributable to financial services from 2002 to 2003 reflects a $290 million provision for leveraged lease exposure to the United States airline industry in 2002, partially offset by the shift in focus from an emphasis on the growth of PMCC’s portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of leased assets in 2003.

*	Altria Group, Inc’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. The accounting policies of the segments are the same as those described in Note 2 to Altria Group, Inc’s consolidated financial statements and are incorporated herein by reference to the 2003 Annual Report.

(c) Narrative Description of Business

Tobacco Products

PM USA manufactures, markets and sells cigarettes in the United States and its territories, and contract manufactures cigarettes for PMI. Subsidiaries and affiliates of PMI and their licensees manufacture, market and sell tobacco products outside the United States.

Acquisitions

During 2003, PMI purchased approximately 74.2% of a tobacco business in Serbia for a cost of approximately $486 million and purchased 99% of a tobacco business in Greece for approximately $387 million. PMI also increased its ownership interest in its affiliate in Ecuador from less than 50% to approximately 98% for a cost of $70 million. During 2002, PMI acquired a sales promotion company in Japan for $25 million. During 2001, PMI increased its ownership interest in its affiliate in Argentina. The cost of this and other smaller acquisitions in 2001 was $257 million.

Domestic Tobacco Products

PM USA is the largest tobacco company in the United States, with total cigarette shipments in the United States of 187.2 billion units in 2003, a decrease of 2.3% from 2002. While PM USA’s shipment volume comparisons to 2002 continued to be affected by factors such as a weak economic environment, the decline in overall cigarette consumption, and sharp increases in state excise taxes, PM USA’s retail share improved sequentially through 2003.

PM USA’s major premium brands are Marlboro, Virginia Slims and Parliament. Its principal discount brand is Basic. All of its brands are marketed to take into account differing preferences of adult smokers. Marlboro is the largest-selling cigarette brand in the United States, with shipments of 147.9 billion units in 2003 (down 0.4% from 2002).

In the premium segment, PM USA’s 2003 shipment volume decreased 1.1% from 2002, and its shipment volume in the discount segment decreased 12.9%. Shipments of premium cigarettes accounted for 91.3% of PM USA’s total 2003 volume, up from 90.2% in 2002.

Effective with the first quarter of 2003, PM USA began reporting retail share results based on a retail tracking service, with data beginning in the fourth quarter of 2002. This service, IRI/Capstone Total Retail Panel, was developed to provide a more comprehensive measure of market share in retail stores selling cigarettes. It is not designed to capture Internet or direct mail sales. The following table summarizes sequential retail share performance for PM USA’s key brands from the fourth quarter of 2002 through the fourth quarter of 2003, and the full year 2003, based on data from the IRI/Capstone Total Retail Panel:

	For the Three Months Ended					For the Year Ended December 31, 2003
	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Marlboro	37.4%	37.5%	37.8%	38.1%	38.5%	38.0%
Parliament	1.3	1.5	1.7	1.8	1.7	1.7
Virginia Slims	2.5	2.5	2.4	2.4	2.4	2.4
Basic	4.3	4.3	4.2	4.2	4.2	4.2

Focus Brands	45.5	45.8	46.1	46.5	46.8	46.3
Other	2.6	2.5	2.4	2.3	2.3	2.4

Total PM USA	48.1%	48.3%	48.5%	48.8%	49.1%	48.7%

PM USA cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM USA’s shipments or retail share; however, it believes that PM USA’s results may be materially adversely affected by price increases related to increased excise taxes and tobacco litigation settlements, as well as by the other tobacco legislation discussed below.

As discussed in Note 18 to Altria Group, Inc.’s consolidated financial statements (“Note 18”), which is incorporated herein by reference to the 2003 Annual Report, in connection with obtaining a stay of execution in the Price case, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution. Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc. In addition, PM USA agreed to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note which are due in April 2008, 2009 and 2010. Through December 31, 2003, PM USA made $610 million of the cash deposits due under the judge’s order. Cash deposits into the account are included in other assets on the consolidated balance sheet. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA with accrued interest, less administrative fees payable to the court.

International Tobacco Products

PMI’s total cigarette shipments increased 1.8% in 2003 to 735.8 billion units. PMI estimates that its share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States and duty-free shipments) was approximately 14.5% in 2003, up from 14.2% in 2002. PMI estimates that international cigarette market shipments were approximately 4.9 trillion units in 2003, a slight decrease from 2002. PMI’s leading brands—Marlboro, L&M, Philip Morris, Bond Street, Chesterfield, Parliament, Lark, Merit and Virginia Slims—collectively accounted for approximately 11.4% of the international cigarette market, up from 11.1% in 2002. Shipments of PMI’s principal brand, Marlboro, decreased 1.9% in 2003, and represented more than 6% of the international cigarette market in 2003 and 2002.

PMI has a cigarette market share of at least 15%, and in a number of instances substantially more than 15%, in more than 60 markets, including Argentina, Austria, Belgium, Brazil, the Czech Republic, Finland, France, Germany, Greece, Hong Kong, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Spain, Switzerland, Turkey and the Ukraine.

In 2003, PMI continued to invest in and expand its international manufacturing base, including significant investments in facilities located in Germany, Korea, Malaysia, the Philippines, Poland, Portugal and Russia.

Distribution, Competition and Raw Materials

PM USA sells its tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services. Subsidiaries and affiliates of PMI and their licensees sell their tobacco products worldwide to distributors, wholesalers, retailers, state-owned enterprises and other customers.

The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price promotions and other discounts. The tobacco products of ALG’s subsidiaries, affiliates and their licensees are advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in many other countries. In addition, as discussed below in Item 3. Legal Proceedings, PM USA and other domestic tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

During 2003 and 2002, weak economic conditions with resultant consumer frugality and higher state excise taxes have resulted in intense price competition in the United States cigarette industry. These factors have significantly affected shipments of PM USA’s products, which compete predominantly in the premium category. To address these issues, PM USA took actions to significantly lower the price gap between its products and its competitors’ products in 2003. PM USA believes that its enhanced sales and promotion programs are having their intended effect, as measured by the sequential improvements in its retail share.

In the United States, under a contract growing program known as the Tobacco Farmers Partnering Program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase all of the tobacco that participating growers may sell without penalty under the federal tobacco program. PM USA also purchases its United States tobacco requirements through other sources.

Tobacco production in the United States is subject to government controls, including the tobacco-price support and production control programs administered by the United States Department of Agriculture (the “USDA”). In addition, oriental, flue-cured and burley tobaccos are purchased outside the United States. Tobacco production outside the United States is subject to a variety of controls and external factors, which may include tobacco subsidies and tobacco production control programs. All of those controls and programs in the United States and internationally may substantially affect market prices for tobacco.

PM USA and PMI believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Tobacco Business Environment” on pages 23 to 26 of the 2003 Annual Report and made a part hereof.

Food Products

Acquisitions and Divestitures

During 2003, KFNA acquired trademarks associated with a small natural foods business and KFI acquired a biscuits business in Egypt. The total cost of these and other smaller businesses purchased by Kraft during 2003 was $98 million. During 2002, KFI acquired a snacks business in Turkey and a biscuits business in Australia. The total cost of these and smaller businesses purchased by Kraft during 2002 was $122 million. During 2001, KFI purchased coffee businesses in Romania, Morocco and Bulgaria and also acquired confectionery businesses in Russia and Poland. The total cost of these and other smaller food acquisitions during 2001 was $194 million.

During 2003, KFI sold a European rice business and a branded fresh cheese business in Italy. The aggregate proceeds received from the sales of businesses in 2003 were $96 million, on which pre-tax gains of $31 million were recorded. During 2002, Kraft sold several small North American food businesses, most of which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from Altria Group, Inc.’s consolidated statements of earnings, and no gain or loss was recognized on these sales. In addition, Kraft sold a Latin American yeast and industrial bakery ingredients business for approximately $110 million and recorded a pre-tax gain of $69 million. The aggregate proceeds received from sales of businesses during 2002 were $219 million, resulting in pre-tax gains of $80 million. During 2001, Kraft sold several small food businesses. The aggregate proceeds received in these transactions were $21 million, on which pre-tax gains of $8 million were recorded.

The impact of these acquisitions and divestitures has not had a material effect on Altria Group, Inc.’s consolidated results of operations.

North American Food

KFNA’s principal brands span five consumer sectors and include the following:

Snacks: Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, Stella D’Oro and SnackWell’s cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Better Cheddars, Honey Maid Grahams and Teddy Grahams crackers; Planters nuts and salted snacks; Life Savers, Creme Savers, Altoids, Gummi Savers and Fruit Snacks sugar confectionery products; Terry’s and Toblerone chocolate confectionery products; Handi-Snacks two-compartment snacks; and Milk-Bone pet snacks.

Beverages: Maxwell House, General Foods International Coffees, Starbucks (under license), Yuban, Sanka, Nabob and Gevalia coffees; Capri Sun (under license), Tang, Kool-Aid and Crystal Light aseptic juice drinks; and Kool-Aid, Tang, Capri Sun (under license), Crystal Light and Country Time powdered beverages.

Cheese: Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft and Velveeta process cheeses; Kraft grated cheeses; Cheez Whiz process cheese sauce; Easy Cheese aerosol cheese spread; Knudsen and Breakstone’s cottage cheese and sour cream; and Breyers yogurt (under license).

Grocery: Jell-O dry packaged desserts; Cool Whip frozen whipped topping; Post ready-to-eat cereals; Cream of Wheat and Cream of Rice hot cereals; Kraft and Miracle Whip spoonable dressings; Kraft salad dressings; A.1. steak sauce; Kraft and Bull’s-Eye barbecue sauces; Grey Poupon premium mustards; Shake ‘N Bake coatings; Balance nutrition and energy snacks; Jell-O refrigerated gelatin and pudding snacks; and Handi-Snacks shelf-stable pudding snacks.

Convenient Meals: DiGiorno, Tombstone, Jack’s, California Pizza Kitchen (under license) and Delissio frozen pizzas; Kraft macaroni & cheese dinners; Taco Bell Home Originals (under license) and It’s Pasta Anytime meal kits; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; Boca soy-based meat alternatives; Stove Top stuffing mix; Minute rice; and Back to Nature cereals.

International Food

KFI’s principal brands within the five consumer sectors include the following:

Snacks: Milka, Suchard, Côte d’Or, Marabou, Toblerone, Freia, Terry’s, Daim, Figaro, Korona, Poiana, Prince Polo, Alpen Gold, Siesta, Lacta and Gallito chocolate confectionery products; Estrella, Maarud, Cipso and Lux salted snacks; Oreo, Chips Ahoy!, Ritz, Terrabusi, Canale, Club Social, Cerealitas, Trakinas and Lucky biscuits; and Sugus and Artic sugar confectionery products.

Beverages: Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand’ Mère, Kenco, Saimaza, Maxim, Maxwell House, Dadak, Onko, Samar and Nova Brasilia coffees; Suchard Express, O’Boy, and Kaba chocolate drinks; Tang, Clight, Kool-Aid, Royal, Verao, Fresh, Frisco, Q-Refres-Ko and Ki-Suco powdered beverages; and Maguary juice concentrate and ready-to-drink beverages.

Cheese: Philadelphia cream cheese; Sottilette, Kraft, Dairylea and El Caserío cheeses; Kraft and Eden process cheeses; and Cheez Whiz process cheese spread.

Grocery: Kraft spoonable and pourable salad dressings; Miracel Whip spoonable dressings; Royal dry packaged desserts; Kraft and ETA peanut butters; and Vegemite yeast spread.

Convenient Meals: Lunchables lunch combinations; Kraft macaroni & cheese dinners; Kraft and Mirácoli pasta dinners and sauces; and Simmenthal canned meats.

Distribution, Competition and Raw Materials

KFNA’s products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Most distribution in North America is in the form of warehouse delivery, but biscuits and frozen pizza are distributed through two direct-store-delivery systems. Selling efforts are supported by national and regional advertising on television and radio as well as outdoor media such as billboards and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. Subsidiaries and affiliates of KFI sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.

Kraft is subject to competitive conditions in all aspects of its business. Competitors include large national and international companies and numerous local and regional companies. Some competitors may have different profit objectives and some competitors may be more or less susceptible to currency exchange rates. In addition, certain international competitors benefit from government subsidies. Kraft’s food products also compete with generic products and private-label products of food retailers, wholesalers and cooperatives. Kraft competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product.

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

Kraft purchases a substantial portion of its dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and individual processors. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. Dairy commodity costs on average were higher in 2003 than those seen in 2002.

The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. Coffee bean costs on average during 2003 were higher than in 2002.

A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. Cocoa bean costs on average during 2003 were higher than in 2002.

The prices paid for raw materials and agricultural materials used in Kraft’s food products generally reflect external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of these factors, Kraft believes such raw materials to be in adequate supply and generally available from numerous sources. Kraft uses hedging techniques to minimize the impact of price fluctuations in its principal raw materials. However, Kraft does not fully hedge against changes in commodity prices and these strategies may not protect Kraft from increases in specific raw material costs.

Regulation

All of KFNA’s United States food products and packaging materials are subject to regulations administered by the Food and Drug Administration (the “FDA”) or, with respect to products containing meat and poultry, the USDA. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish safety standards for food processing, establish ingredients and manufacturing procedures for certain foods, establish standards of identity for certain foods, determine the safety of food additives, and establish labeling standards and nutrition labeling requirements for food products.

In addition, various states regulate the business of KFNA’s operating units by licensing dairy plants, enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labeling requirements on food products.

Many of the food commodities on which KFNA’s United States businesses rely are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies, and are subject to Congressional and administrative review.

Almost all of the activities of Kraft’s operations outside of the United States are subject to local and national regulations similar to those applicable to KFNA’s United States businesses and, in some cases, international regulatory provisions, such as those of the European Union (the “EU”) relating to labeling, packaging, food content, pricing, marketing and advertising, and related areas.

The EU and certain individual countries require that food products containing genetically modified organisms or classes of ingredients derived from them be labeled accordingly. Other countries may adopt similar regulations. The FDA has concluded that there is no basis for similar mandatory labeling under current United States law.

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Food Business Environment” on pages 28 to 29 of the 2003 Annual Report and made a part hereof.

Financial Services

PMCC is primarily engaged in leasing activities. Total assets of PMCC were $8.5 billion at December 31, 2003, down from $9.2 billion at December 31, 2002, reflecting a decrease in finance assets, net due to asset sales. During 2003, PMCC shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of leased assets. Accordingly, PMCC’s operating companies income will continue to decrease as lease investments mature or are sold. PMCC’s finance asset portfolio includes leases in the following investment categories: aircraft, electrical power, real estate, manufacturing, surface transportation and energy industries. Finance assets, net, are comprised of total lease payments receivable and the residual value of assets under lease, reduced by third-party nonrecourse debt and unearned income. The payment of the nonrecourse debt is collateralized only by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC or Altria Group, Inc. As required by accounting standards generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s consolidated balance sheets.

During 2003, PMCC received proceeds from asset sales and maturities of $507 million and recorded gains of $45 million in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major United States carriers. At December 31, 2003, approximately 26%, or $2.3 billion of PMCC’s investment in finance leases related to aircraft. In recognition of the economic downturn in the airline industry, PMCC increased its allowance for losses by $290 million in the fourth quarter of 2002. Developments in the airline industry during 2003 and 2002 that affected airline leases held by PMCC included the following:

•	PMCC leases a Boeing 747-400 freighter aircraft to Atlas Air, Inc. (“Atlas”) under a long-term leveraged lease. The aircraft represents an investment in a leveraged lease of $42 million, which equals 0.5% of PMCC’s portfolio of finance lease assets at December 31, 2003. In July 2003, Atlas defaulted on its lease payments to PMCC, and PMCC ceased recording income on the lease. On January 30, 2004, Atlas filed a Chapter 11 bankruptcy petition. Subsequently, PMCC, Atlas and the leveraged lease lenders have reached conditional agreements on the restructuring of PMCC’s lease. If ratified by all parties, the financial impact on PMCC will not be material.

•	During May 2003, in connection with the efforts of American Airlines, Inc. (“American”) to avoid a bankruptcy filing, PMCC, American and the leveraged lease lenders entered into an agreement to restructure the leases on 14 of PMCC’s 28 MD-80 aircraft currently under long-term leveraged leases with American. This agreement resulted in a $28 million charge against PMCC’s allowance for losses during the second quarter of 2003 and a reduction of $30 million of lease income over the remaining terms of the leases. Leases on the remaining 14 aircraft were unchanged. As of December 31, 2003, PMCC’s aggregate exposure to American totaled $212 million, which equals 2.4% of PMCC’s portfolio of finance lease assets.

•

On March 31, 2003, US Airways Group, Inc. (“US Airways”) emerged from Chapter 11 bankruptcy protection. PMCC currently leases 16 Airbus A319 aircraft to US Airways under long-term leveraged leases, which expire in 2018 and 2019. The leased aircraft represent an investment in finance lease assets of $142 million, or 1.6% of PMCC’s portfolio of finance lease assets at December 31, 2003. Pursuant to an agreement reached between US Airways and PMCC, US Airways affirmed these leases when it emerged from bankruptcy. This agreement resulted in a $13 million charge against PMCC’s allowance for losses during the first quarter of 2003 and a reduction of $7 million of lease income over the remaining terms of the leases. During January 2004, US Airways’ corporate credit rating was reduced to B- (Credit Watch negative) by Standard & Poor’s. A further downgrade would result in a covenant breach under its regional jet financing commitments from third parties other than PMCC. Successful implementation of US Airways’ turnaround plan is dependent upon this financing.

•	On December 9, 2002, United Air Lines Inc. (“UAL”) filed for Chapter 11 bankruptcy protection. At that time, PMCC leased 24 Boeing 757 aircraft to UAL, 22 under long-term leveraged leases and two under long-term single investor leases. Subsequently, PMCC purchased $239 million of senior nonrecourse debt on 16 of the aircraft under leveraged leases, which were then treated as single investor leases for accounting purposes. The subordinated debt totaling $214 million was held by UAL and was recorded by PMCC in other liabilities. As of February 28, 2003, PMCC entered into an agreement with UAL to amend these 16 leases, as well as the two single investor leases. Among other modifications, the subordinated debt outstanding on these 16 leveraged leases was satisfied. As of December 31, 2003, PMCC’s aggregate exposure to UAL totaled $596 million, which equals 6.8% of PMCC’s portfolio of finance lease assets at December 31, 2003. PMCC continues to discuss its leases with UAL in its efforts to restructure and emerge from bankruptcy.

It is possible that further adverse developments in the airline industry may require PMCC to increase its allowance for losses in future periods.

Other Matters

Customers

None of the business segments of the Altria family of companies is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on Altria Group, Inc.’s consolidated results of operations. However, Kraft’s ten largest customers accounted for approximately 37% of its net revenues in 2003. One of Kraft’s customers, Wal-Mart Stores, Inc. accounted for approximately 12% of Kraft’s net revenues in 2003.

Employees

At December 31, 2003, ALG and its subsidiaries employed approximately 165,000 people worldwide. In January 2004, Kraft announced a three-year restructuring program that is expected to eliminate approximately 6,000 positions.

Trademarks

Trademarks are of material importance to ALG’s consumer products subsidiaries and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

Environmental Regulation

ALG and its subsidiaries are subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which imposes joint and several liability on each responsible party. In 2003, subsidiaries (or former subsidiaries) of ALG were involved in approximately 105 active matters subjecting them to potential remediation costs under Superfund or otherwise. ALG’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

Cautionary Factors That May Affect Future Results

Forward-looking And Cautionary Statements

We* may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission (the “SEC”), in reports to stockholders and in press releases and investor Webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document and in the portions of the 2003 Annual Report that are incorporated herein by reference, particularly in the “Business Environment” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

Tobacco-Related Litigation. There is substantial litigation related to tobacco products in the United States and certain foreign jurisdictions. We anticipate that new cases will continue to be filed. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. Although, to date, our tobacco subsidiaries have never had to pay a judgment in a tobacco-related case, there are presently 13 cases on appeal in which verdicts were returned against PM USA, including a compensatory and punitive damages verdict totaling approximately $10.1 billion in the Price case in Illinois. Generally, in order to prevent a plaintiff from seeking to collect a judgment while the verdict is being appealed, the defendant must post an appeal bond, frequently in the amount of the judgment or more, or negotiate an alternative arrangement with plaintiffs. In the event of future losses at trial, we may not always be able to obtain the required bond or to negotiate an acceptable alternative arrangement.

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

enter into settlement discussions in particular cases if we believe it is in the best interest of our stockholders to do so. Please see Note 18 and Item 3. Legal Proceedings for a discussion of pending tobacco-related litigation.

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

Excise Taxes. Cigarettes are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the EU and in other foreign jurisdictions. These tax increases are expected to continue to have an adverse impact on sales of cigarettes by our tobacco subsidiaries, due to lower consumption levels and to a shift in sales from the premium to the non-premium or discount segments or to sales outside of legitimate channels.

Increased Competition in the Domestic Tobacco Market. Settlements of certain tobacco litigation in the United States have resulted in substantial cigarette price increases. PM USA faces increased competition from lowest priced brands sold by certain domestic and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may take advantage of certain provisions in the legislation that permit the non-settling manufacturers to concentrate their sales in a limited number of states and thereby avoid escrow deposit obligations on the majority of their sales. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes and increased imports of foreign lowest priced brands. The competitive environment has been characterized by weak economic conditions, erosion of consumer confidence, a continued influx of cheap products, and higher prices due to higher state excise taxes and list price increases. As a result, the lowest priced products of manufacturers of numerous small share brands have increased their market share, putting pressure on the profitability of the industry’s premium segment.

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

New Tobacco Product Technologies. Our tobacco subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the risk of smoking. Their goal is to reduce constituents in tobacco smoke identified by public health authorities as harmful while continuing to offer adult smokers products that meet their taste expectations. We cannot guarantee that our tobacco subsidiaries will succeed in these efforts. If they do not succeed, but one or more of their competitors do, our tobacco subsidiaries may be at a competitive disadvantage.

Foreign Currency. Our international food and tobacco subsidiaries conduct their businesses in local currency and, for purposes of financial reporting, their results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency will translate into fewer U.S. dollars.

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

The willingness of consumers to purchase premium cigarette brands and premium food and beverage brands depends in part on local economic conditions. In periods of economic uncertainty, consumers tend to purchase more private label and other economy brands, and the volume of our consumer products subsidiaries could suffer accordingly.

Our finance subsidiary, PMCC, holds investments in finance leases, principally in transportation (including aircraft), power generation, real estate, manufacturing equipment and facilities. Its lessees are also subject to intense competition and economic conditions. If counterparties to PMCC’s leases fail to manage through difficult economic and competitive conditions, PMCC may have to increase its allowance for losses, which would adversely affect our profitability.

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

Strengthening Brand Portfolios Through Acquisitions and Divestitures. One element of the growth strategy of Kraft and PMI is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates. Also, from time to time, Kraft sells businesses that are outside its core categories or that do not meet their growth or profitability targets. Acquisition opportunities are limited and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to acquire attractive businesses on favorable terms or that future acquisitions will be quickly accretive to earnings.

Food Raw Material Prices. The raw materials used by our food businesses are largely commodities that experience price volatility caused by external conditions, commodity market fluctuations, currency fluctuations and changes in governmental agricultural programs. Commodity price changes may result in unexpected increases in raw material and packaging cost, and our operating subsidiaries may be unable to increase their prices to offset these increased costs without suffering reduced volume, net revenue and operating companies income. We do not fully hedge against changes in commodity prices and our hedging strategies may not work as planned.

Food Safety, Quality and Health Concerns. We could be adversely affected if consumers in Kraft’s principal markets lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, like the recent publicity about genetically modified organisms and “mad cow disease” in Europe and North America, whether or not valid, may discourage consumers from buying Kraft’s products or cause production and delivery disruptions. Recent publicity concerning the health implications of obesity and trans-fatty acids could also reduce consumption of certain of Kraft’s products. In addition, Kraft may need to recall some of its products if they become adulterated or misbranded. Kraft may also be liable if the consumption of any of its products causes injury. A widespread product recall or a significant product liability judgment could cause products to be unavailable for a period of time and a loss of consumer confidence in Kraft’s food products and could have a material adverse effect on Kraft’s business.

Limited Access to Commercial Paper Market. As a result of actions by credit rating agencies during 2003, ALG currently has limited access to the commercial paper market, and may have to rely on its revolving credit facilities as well.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

The amounts of net revenues and long-lived assets attributable to each of Altria Group, Inc.’s geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 14.

Subsidiaries of ALG export tobacco and tobacco-related products, coffee products, grocery products, cheese and processed meats. In 2003, the value of all exports from the United States by these subsidiaries amounted to approximately $4 billion.

(e) Available Information

ALG is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that ALG files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access ALG’s SEC filings.

ALG makes available free of charge on or through its Web site (www.altria.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after ALG electronically files such material with, or furnishes it to, the SEC. Investors can access ALG’s filings with the SEC by visiting www.altria.com/secfilings.

The information on ALG’s web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings ALG makes with the SEC.

Item 2. Properties.

Tobacco Products

PM USA owns and operates four tobacco manufacturing and processing facilities—three in the Richmond, Virginia area and one in Cabarrus County, North Carolina. Subsidiaries and affiliates of PMI own, lease or have an interest in 58 cigarette or component manufacturing facilities in 34 countries outside the United States, including cigarette manufacturing facilities in Bergen Op Zoom, the Netherlands; Berlin, Germany; and St. Petersburg, Russia.

Food Products

Kraft has 197 manufacturing and processing facilities, 66 of which are located in the United States. Outside the United States, Kraft has 131 manufacturing and processing facilities located in 45 countries. Kraft owns 188 and leases nine of these facilities. In addition, Kraft has 500 distribution centers and depots, of which 165 are located outside the United States. Kraft owns 62 distribution centers and depots, with the remainder being leased.

In January 2004, Kraft announced a multi-year restructuring program. As part of this program, Kraft anticipates the closing or sale of up to 20 plants.

General

The plants and properties owned and operated by ALG’s subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

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

Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms “Lights” and “Ultra Lights” constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. Exhibit 99.1 hereto lists certain tobacco-related actions pending as of February 13, 2004, and discusses certain developments in such cases since November 13, 2003. Plaintiffs’ theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below.

The table below lists the number of certain tobacco-related cases pending against PM USA and, in some instances, ALG or PMI, as of February 13, 2004, December 31, 2002 and December 31, 2001, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of February 13, 2004	Number of Cases Pending as of December 31, 2002	Number of Cases Pending as of December 31, 2001	Page References
Individual Smoking and Health Cases (1)(2)	322	250	250	21; Exhibit 99.1, page 1.

Smoking and Health Class Actions and Aggregated Claims Litigation (3)	13	41	37	21; Exhibit 99.1, pages 2-4.

Health Care Cost Recovery Actions	13	41	45	21-24; Exhibit 99.1, pages 4-7.

Lights/Ultra Lights Class Actions	20	11	10	24-25; Exhibit 99.1, pages 7-8.

Tobacco Price Cases	2	39	36	25; Exhibit 99.1, pages 9-10.

Cigarette Contraband Cases	2	5	5	26; Exhibit 99.1, page 11.

Asbestos Contribution Cases	7	8	13	26; Exhibit 99.1, page 11.

(1)	The increase in cases at February 13, 2004 compared to prior periods is due primarily to new cases being filed in Maryland and to the reclassification as individual cases of purported class actions filed in Nevada, following the denials of plaintiffs’ motions for class certification.
(2)	Does not include 2,726 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.
(3)	Includes as one case the aggregated claims of 1,041 individuals that are proposed to be tried in a single proceeding in West Virginia.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 107 smoking and health cases brought on behalf of individuals (Argentina (46), Australia (2), Brazil (40), Czech Republic (2), France, Israel (2), Italy (8), the Philippines, Poland, Scotland, Spain (2) and Venezuela), compared with approximately 86 such cases on December 31, 2002, and 64 such cases on December 31, 2001. In addition, as of February 13, 2004, there were six smoking and health putative class actions pending outside the United States (Brazil, Canada (4), and Spain), compared with eight such cases on December 31, 2002, and 11 such cases on December 31, 2001. In addition, four health care cost recovery actions are pending in Israel, Canada, France and Spain against PMI or its affiliates. In addition, a Lights/Ultra Lights case is pending in Israel.

Pending and Upcoming Trials

As set forth in Exhibit 99.2 hereto, certain cases against PM USA and, in some instances, ALG, are scheduled for trial through the end of 2004, including the second phase of the trial in the Scott, et al. v. The American Tobacco Company, Inc. et al. class action (discussed below) and the health care cost recovery case brought by the United States government (discussed below). An estimated six individual smoking and health cases are scheduled for trial through the end of 2004. In addition, two cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by ETS are scheduled for trial through the end of 2004. Cases against other tobacco companies are also scheduled for trial through the end of 2004. Trial dates are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 36 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 23 of the 36 cases. These 23 cases were tried in California (2), Florida (7), Mississippi, Missouri, New Hampshire, New Jersey, New York (3), Ohio (2), Pennsylvania, Rhode Island, Tennessee (2) and West Virginia. Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, Florida, Missouri, New Hampshire, Ohio, Pennsylvania and West Virginia. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial.

The chart below lists the verdicts and post-trial developments in the 13 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
November 2003	Missouri/Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	In March 2004, the court denied defendants’ post-trial motions challenging the verdict. PM USA has appealed.

April 2003	Florida/Eastman	Individual Smoking and Health	$6.54 million in compensatory damages, against all defendants, including $2.62 million against PM USA.	PM USA has filed its appeal, which is currently pending before a Florida Court of Appeal.

March 2003	Illinois/Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	The Illinois Supreme Court has agreed to hear PM USA’s appeal. See the discussion of the Price case under the heading “Certain Other Tobacco-Related Litigation—Lights/Ultra Lights Cases.”

October 2002	California/Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

June 2002	Florida/French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the trial court reduced the damages award to $500,000; plaintiff and defendants have appealed.

June 2002	Florida/Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million; PM USA intends to appeal.

March 2002	Oregon/Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

June 2001	California/Boeken	Individual Smoking and Health	$5.5 million in compensatory damages and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

June 2001	New York/Empire Blue Cross and Blue Shield	Health Care Cost Recovery	$17.8 million in compensatory damages against all defendants, including $6.8 million against PM USA.	In February 2002, the trial court awarded plaintiffs $38 million in attorneys’ fees. In September 2003, the United States Court of Appeals for the Second Circuit reversed the portion of the judgment relating to subrogation, certified questions relating to plaintiff’s direct claims of deceptive business practices to the New York Court of Appeals and deferred its ruling on the appeal of the attorneys’ fees award pending the ruling on the certified questions.

July 2000	Florida/Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs petitioned the Florida Supreme Court for further review. See “Engle Class Action” below.

March 2000	California/Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In May 2000, PM USA filed its appeal, which is currently pending before a California Court of Appeal.

March 1999	Oregon/Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in marketing, administration and research costs on the 2002 consolidated statement of earnings as its best estimate of the probable loss in this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

February 1999	California/Henley	Individual Smoking and Health	$1.5 million in compensatory damages and $50 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $25 million and PM USA and plaintiff appealed. In September 2003, a California Court of Appeal, citing the State Farm decision, reduced the punitive damages award to $9 million, but otherwise affirmed the trial court’s judgment with respect to compensatory damages. In January 2004, the Court of Appeal reissued its opinion to correct a procedural error, and consequently plaintiff consented to the reduced award. In March 2004, PM USA petitioned the California Supreme Court for further review.

In addition to the cases discussed above, in October 2003, an appellate court in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $256,000 and other unspecified damages. PMI’s Brazilian affiliate has appealed to a larger panel of the appellate court.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of February 13, 2004, PM USA has posted various forms of security totaling $367 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the December 31, 2003 and December 31, 2002 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001.

In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs have petitioned the Florida Supreme Court for further review.

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

Class certification has been denied or reversed by courts in 56 smoking and health class actions involving PM USA in Arkansas, the District of Columbia (2), Florida (the Engle case), Illinois (2), Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (29), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin. A class remains certified in the Scott class action discussed below.

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs seek creation of funds to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. The jury was not permitted to award damages during this phase of the trial. The second phase of the trial is scheduled to begin in March 2004. In November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM USA, and plaintiffs have appealed. In February 2003, the West Virginia Supreme Court agreed to hear plaintiffs’ appeal, and the parties are awaiting the Supreme Court’s decision.

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

A number of foreign governmental entities have filed health care cost recovery actions in the United States. Such suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. Thirty-two of the cases have been dismissed, and four remain pending. In addition to the cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands (dismissed), Canada, France and Spain, and other entities have stated that they are considering filing such actions. In September 2003, the case pending in France was dismissed, and plaintiff has appealed.

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In June 2001, a New York jury returned a verdict awarding $6.83 million in compensatory damages against PM USA and a total of $11 million against four other defendants in a health care cost recovery action brought by a Blue Cross and Blue Shield plan, and defendants, including PM USA appealed. See the discussion of the Empire Blue Cross and Blue Shield case above under the heading “Recent Trial Results” for the post-trial developments in this case.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustments for several factors, including inflation, market share and industry volume: 2004 through 2007, $8.4 billion each year; and, thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. PM USA records its portions of ongoing settlement payments as part of cost of sales as product is shipped. These payment obligations are the several and not joint obligations of each of the settling defendants.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (2004 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain contingent events, and, in general are to be allocated based on each manufacturer’s relative market share. PM USA records its portion of these payments as part of cost of sales as product is shipped.

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

In January, a case in New York in which PM USA was a defendant and in which plaintiffs challenged the validity of the MSA and alleged that the MSA violates antitrust laws was dismissed pursuant to the stipulation of the parties. In February 2004, the United States Supreme Court denied plaintiffs’ petition for further review of a case in Pennsylvania in which plaintiffs also alleged that the MSA violates antitrust laws.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers and others, including PM USA and ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks what it alleges to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’

allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. PM USA and ALG moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under RICO. In January 2003, the government and defendants submitted preliminary proposed findings of fact and conclusions of law; rebuttals were filed in April. The government alleges that disgorgement by defendants of approximately $280 billion is an appropriate remedy. In May 2003, the court denied defendants’ motion for partial summary judgment seeking to dismiss the claims related to advertising, marketing, promotions and health warnings. In January 2004, the court granted one of the government’s pending motions and dismissed certain equitable defenses of defendants. In February 2004, the court denied defendant’s motion for partial summary judgment seeking to dismiss the claims relating to marketing to youth. In March 2004, the court addressed another government motion, declining to dismiss defenses that rely on the excessive fines clause of the Eighth Amendment and dismissing defenses that rely on the constitutional prohibition of retroactive application of penal laws. The remaining motions for summary judgment filed by the government and defendants are still pending. Trial of the case is currently scheduled for September 2004.

Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these class actions allege, among other things, that the use of the terms “Lights” and/or “Ultra Lights” constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. Cases are pending in Arkansas, Delaware, Florida, Georgia, Illinois (2), Louisiana, Massachusetts, Minnesota, Missouri, New Hampshire (2), New Jersey, Ohio (2), Oregon, Tennessee, West Virginia (2) and Wisconsin. In addition, a case is pending in Israel. To date, trial courts in Arizona and Minnesota have refused to certify classes in these cases, and appellate courts in Florida and Massachusetts have overturned class certifications by trial courts. The decertification decision in Massachusetts is currently on appeal to Massachusetts’ highest court. Plaintiffs in the Florida case have indicated their intent to appeal. Trial courts have certified classes against PM USA in the Price case in Illinois and in Missouri and Ohio (2). PM USA has appealed or otherwise challenged these class certification orders. In January 2004, plaintiffs in a case in California voluntarily dismissed their case without prejudice.

With respect to the Price case, trial commenced in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc.) The judge’s order also requires PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal of the note, which are due in April 2008, 2009 and 2010. Through December 31, 2003, PM USA paid $610 million of the cash payments due under the judge’s order. (Cash payments into the account are included in other assets on Altria Group, Inc.’s consolidated balance sheet at December 31, 2003.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any of a number of legal and factual grounds that it is pursuing on appeal.

Tobacco Growers’ Case: In February 2000, a suit was filed on behalf of a purported class of tobacco growers and quota-holders who alleged that defendants, including PM USA, violated antitrust laws by bid-rigging and allocating purchases at tobacco auctions and by conspiring to undermine the tobacco quota and price-support program administered by the federal government. In 2003, PM USA and certain other defendants reached an agreement with plaintiffs to settle the lawsuit. The agreement includes a commitment by each settling manufacturer defendant to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least ten years. In October 2003, the trial court approved the settlement, and in December 2003, awarded plaintiffs attorneys’ fees and expenses. In 2003, PM USA recorded a pre-tax charge of $202 million reflecting its share of the settlement and attorneys’ fees.

Tobacco Price Cases: As of February 13, 2004, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motions for class certification have been granted in both cases; however, the New Mexico Court of Appeals has agreed to hear defendants’ appeal of the class certification decision.

Wholesale Leaders Cases: In June 2003, certain wholesale distributors of cigarettes filed suit against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In January 2004, Tennessee filed a motion to dismiss its complaint. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending an expedited appeal. Trial is scheduled for March 2005. In December 2003, a tobacco manufacturer filed a similar lawsuit against PM USA in Michigan alleging that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. Plaintiff seeks unspecified monetary damages.

Consolidated Putative Punitive Damages Cases: In September 2000, a putative class action was filed in the federal district court in the Eastern District of New York that purported to consolidate punitive damages claims in ten tobacco-related actions then pending in federal district courts in New York and Pennsylvania. In July 2002, plaintiffs filed an amended complaint and a motion seeking certification of a punitive damages class of persons residing in the United States who smoke or smoked defendants’ cigarettes, and who have been diagnosed by a physician with an enumerated disease from April 1993 through the date notice of the certification of this class is disseminated. The following persons are excluded from the class: (1) those who have obtained judgments or settlements against any defendants; (2) those against whom any defendant has obtained judgment; (3) persons who are part of the Engle class; (4) persons who should have reasonably realized that they had an enumerated disease prior to April 9, 1993; and (5) those whose diagnosis or reasonable basis for knowledge predates their use of tobacco. In September 2002, the court granted plaintiffs’ motion for class certification. Defendants petitioned the United States Court of Appeals for the Second Circuit for review of the trial court’s ruling, and the Second Circuit agreed to hear defendants’ petition. The parties are awaiting the Second Circuit’s decision. Trial of the case has been stayed pending resolution of defendants’ petition.

Case Under the California Business and Professions Code: In June 1997 and July 1998, two suits were filed in California alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases. Plaintiffs have appealed. Defendants’ motion for summary judgment is pending in the other case.

Asbestos Contribution Cases: These cases, which have been brought on behalf of former asbestos manufacturers and affiliated entities against PM USA and other cigarette manufacturers, seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking.

Cigarette Contraband Cases: As of February 13, 2004, the European Community and ten member states, Ecuador, Belize, Honduras and various Departments of Colombia had filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and unspecified injunctive relief. In February 2002, the courts granted defendants’ motions to dismiss all of the actions. Plaintiffs in each of the cases appealed. In August 2003, the United States Court of Appeals for the Eleventh Circuit affirmed the trial court’s ruling in the cases brought by Ecuador, Belize and Honduras. In November 2003, Ecuador, Belize and Honduras petitioned the United States Supreme Court for further review, and in January 2004, the Supreme Court denied the petition. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases brought by the European Community and ten member states and the Colombian Departments. There is the possibility that future litigation related to cigarette contraband issues may be brought by these or other parties.

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM USA has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211 but, by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys’ fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM USA’s motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court’s dismissal would, if affirmed, be binding on all plaintiffs. In January 2004, the Sixth Circuit affirmed in part and reversed in part the trial court’s ruling that granted PM USA’s motion for summary judgment, and PM USA has petitioned for rehearing.

Certain Other Actions

Italian Tax Matters: In recent years, approximately two hundred tax assessments alleging nonpayment of the euro equivalent of $2.9 billion in taxes in Italy (value-added taxes for the years 1988 to March 1996 and income taxes for the years 1987 to March 1996) were served upon certain affiliates of PMI. In addition, the euro equivalent of $4.7 billion in interest and penalties were assessed. These assessments were in various stages of appeal. In 2003, certain affiliates of PMI invoked the amnesty provisions of a recently enacted Italian fiscal law and agreed with the Italian tax authorities to resolve all but twenty-five of the assessments issued to that date for the euro equivalent of $308 million, including statutory interest, to be paid in twelve quarterly installments over a three-year period. Of the twenty-five assessments that were not resolved, nineteen assessments (totaling the euro equivalent of $335 million with interest and penalties of $617 million) were subject to adverse decisions by the regional tax court and were duplicative of other assessments for which the amnesty was invoked. The affiliate of PMI which is subject to these assessments intends to appeal the regional tax court decisions to the Italian Supreme Court. The remaining six assessments (totaling the euro equivalent of $114 million with interest and penalties of $313 million) were not eligible for the amnesty and are being challenged in the Italian administrative tax court. PMI and its affiliates that are subject to these remaining assessments believe they have complied with applicable Italian tax laws.

In December 2003, ten assessments alleging nonpayment of the euro equivalent of $25 million in taxes in Italy (value-added and income taxes for the years 1997 and 1998) were served upon certain affiliates of PMI. In addition, the euro equivalent of $19 million in interest and penalties were assessed. Value-added and income tax assessments may also be received with respect to subsequent years.

Italian Antitrust Case: During 2001, the competition authority in Italy initiated an investigation into the pricing activities by participants in that cigarette market. In March 2003, the authority issued its findings, and imposed fines totaling €50 million on certain affiliates of PMI. PMI’s affiliates appealed to the administrative court, which rejected the appeal in July 2003. PMI believes that its affiliates have numerous grounds for appeal, and in February 2004, its affiliates appealed to the supreme administrative court. However, under Italian law, if fines are not paid within certain specified time periods, interest and eventually penalties will be applied to the fines. Accordingly, in December 2003, pending final resolution of the case, PMI’s affiliates paid €51 million representing the fines and any applicable interest to the date of payment. The €51 million will be returned to PMI’s affiliates if they prevail on appeal. Accordingly, the payment has been included in other assets on Altria Group, Inc.’s consolidated balance sheet at December 31, 2003.

Kraft Wells Notice: In November 2003, Kraft received a “Wells” notice from the staff of the Fort Worth District Office of the SEC advising Kraft that the staff is considering recommending that the SEC bring a civil injunctive action against Kraft charging it with aiding and abetting Fleming Companies (“Fleming”) in violations of the securities laws. District staff alleges that a Kraft employee, who received a similar “Wells” notice, signed documents requested by Fleming, which Fleming used in order to accelerate its revenue recognition. The notice does not contain any allegations or statements regarding Kraft’s accounting for transactions with Fleming. Kraft believes that it has properly recorded the transactions in accordance with United States GAAP. Kraft is cooperating fully with the SEC with respect to this matter.

It is not possible to predict the outcome of the litigation pending against ALG and its subsidiaries. Litigation is subject to many uncertainties. As discussed above under “Recent Trial Results,” unfavorable verdicts awarding substantial damages against PM USA have been returned in 13 cases since 1999 and these cases are in various post-trial stages. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. In the event of an adverse trial result in certain pending litigation, the defendant may not be able to obtain a required bond or obtain relief from bonding requirements in order to prevent a plaintiff from seeking to collect a judgment while an adverse verdict is being appealed. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of judges and jurors with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

Reference is made to Note 18 for a description of certain pending legal proceedings. Reference is also made to Exhibit 99.1 to this Form 10-K for a list of pending smoking and health class actions, health care cost recovery actions, and certain other actions, and for a description of certain developments in such proceedings; and Exhibit 99.2 for a schedule of the smoking and health class action, health care cost recovery action, and individual smoking and health cases, which are currently scheduled for trial through the end of 2004. Copies of Note 18 and Exhibits 99.1 and 99.2 are available upon written request to the Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on pages 72-73 of the 2003 Annual Report and made a part hereof.

Item 6. Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 1999-2003 appearing under the caption “Selected Financial Data” on page 39 of the 2003 Annual Report and made a part hereof.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) on pages 18 to 38 of the 2003 Annual Report and made a part hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned “Market Risk” and “Value at Risk” on pages 35 to 36 of the 2003 Annual Report and made a part hereof.

Item 8. Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2003 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on pages 72-73 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including ALG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, ALG’s Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective in timely alerting them to information relating to Altria Group, Inc. (including its consolidated subsidiaries) required to be included in ALG’s reports filed or submitted under the Securities Exchange Act of 1934, as amended. There has been no change in Altria Group, Inc.’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Altria Group, Inc.’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers as of February 27, 2004:

Name	Office	Age
Bruce S. Brown	Vice President, Corporate Taxes	64

André Calantzopoulos	President and Chief Executive Officer of Philip Morris International Inc.	47

Louis C. Camilleri	Chairman of the Board and Chief Executive Officer	49

Nancy J. De Lisi	Senior Vice President, Mergers and Acquisitions	53

Roger K. Deromedi	Chief Executive Officer of Kraft Foods Inc.	50

Dinyar S. Devitre	Senior Vice President and Chief Financial Officer	56

Amy J. Engel	Vice President and Treasurer	47

David I. Greenberg	Senior Vice President and Chief Compliance Officer	49

G. Penn Holsenbeck	Vice President, Associate General Counsel and Corporate Secretary	57

Kenneth F. Murphy	Senior Vice President, Human Resources and Administration	48

Steven C. Parrish	Senior Vice President, Corporate Affairs	53

Michael E. Szymanczyk	Chairman and Chief Executive Officer of Philip Morris USA Inc.	55

Joseph A. Tiesi	Vice President and Controller	45

Charles R. Wall	Senior Vice President and General Counsel	58

With the exception of Dinyar S. Devitre, all of the above-mentioned officers have been employed by Altria Group, Inc. in various capacities during the past five years. Dinyar S. Devitre was appointed Senior Vice President and Chief Financial Officer effective April 25, 2002. From April 2001 to March 2002, he was a private business consultant. From January 1998 to March 2001, Mr. Devitre was Executive Vice President at Citigroup Inc. in Europe. Prior to 1998, Mr. Devitre had been employed by ALG or its subsidiaries in various capacities since 1970.

Codes of Conduct and Corporate Governance

ALG has adopted a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics is available free of charge on ALG’s Web site at www.altria.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017.

In addition, ALG has adopted corporate governance guidelines and charters for its Audit, Compensation and Nominating and Corporate Governance Committees and the other committees of the board of directors. ALG will adopt a code of business conduct and ethics that applies to the members of its board of directors. All of these documents will be available free of charge on ALG’s Web site at www.altria.com by April 29, 2004 and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017.

The information on ALG’s Web site is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings made with the SEC.

Item 11. Executive Compensation.

Except for the information relating to the executive officers set forth above in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to ALG’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 29, 2004, to be filed with the SEC on March 15, 2004, and, except as indicated therein, made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under ALG’s equity compensation plans at December 31, 2003 were as follows:

	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by stockholders	98,172,618	$38.85	90,387,322

Item 13. Certain Relationships and Related Transactions.

See Item 11.

Item 14. Principal Accounting Fees and Services.

See Item 11.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	2003 Annual Report Page
Data incorporated by reference to Altria Group, Inc.’s 2003 Annual Report:
Consolidated Balance Sheets at December 31, 2003 and 2002	—	40-41
Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001	—	42
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	—	43
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	—	44-45
Notes to Consolidated Financial Statements	—	46-73
Report of Independent Auditors	—	74
Data submitted herewith:
Report of Independent Auditors on Financial Statement Schedule	S-1	—
Financial Statement Schedule—Valuation and Qualifying Accounts	S-2	—

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b) Reports on Form 8-K: During the fourth quarter of 2003, the Registrant (i) filed a Current Report on Form 8-K on October 16, 2003, covering Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits); (ii) filed a Current Report on Form 8-K on November 4, 2003, covering Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits); and (iii) furnished a Current Report on Form 8-K on November 6, 2003, covering Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition). Subsequent to December 31, 2003, the Registrant filed a Current Report on Form 8-K on January 28, 2004, covering Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), containing the Registrant’s consolidated financial statements for the year ended December 31, 2003; and the Registrant furnished a Current Report on Form 8-K on January 28, 2004 covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), containing the Registrant’s earnings release dated January 28, 2004.

(c) The following exhibits are filed as part of this Report:

3.1	—	Articles of Amendment to the Restated Articles of Incorporation of ALG and Restated Articles of Incorporation of ALG.(22)

3.2	—	By-Laws, as amended, of ALG.

4.1	—	Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank, Trustee.(1)

4.2	—	First Supplemental Indenture dated as of February 1, 1991, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank), Trustee.(2)

4.3	—	Second Supplemental Indenture dated as of January 21, 1992, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank), Trustee.(3)

4.4	—	Indenture dated as of December 2, 1996, between ALG and JPMorgan Chase Bank, Trustee.(4)

4.5	—	Indenture dated as of October 17, 2001, between Kraft Foods Inc. and JPMorgan Chase Bank, Trustee.(19)

4.6	—	5-Year Revolving Credit Agreement dated as of July 24, 2001, among Altria Group, Inc., the Initial Lenders named therein, The Chase Manhattan Bank and Citibank, N.A. as Administrative Agents, Credit Suisse First Boston and Deutsche Bank AG New York Branch and/or Cayman Islands Branch as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas, Dresdner Bank AG, New York and Grand Cayman Branches and HSBC Bank USA as Arrangers and Documentation Agents.(21)

4.7	—	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	—	Financial Counseling Program.(5)

10.2	—	Benefit Equalization Plan, as amended.(6)

10.3	—	Form of Employee Grantor Trust Enrollment Agreement.(7)

10.4	—	Automobile Policy.(5)

10.5	—	Form of Employment Agreement between ALG and its executive officers.(8)

10.6	—	Supplemental Management Employees’ Retirement Plan of ALG, as amended.(5)

10.7	—	1992 Incentive Compensation and Stock Option Plan.(5)

10.8	—	1992 Compensation Plan for Non-Employee Directors, as amended.(9)

10.9	—	Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996.(7)

10.10	—	Form of Executive Master Trust between ALG, JPMorgan Chase Bank and Handy Associates.(8)

10.11	—	1997 Performance Incentive Plan.(10)

10.12	—	Long-Term Disability Benefit Equalization Plan, as amended.(5)

10.13	—	Survivor Income Benefit Equalization Plan, as amended.(5)

10.14	—	2000 Performance Incentive Plan.(17)

10.15	—	2000 Stock Compensation Plan for Non-Employee Directors, as amended.(22)

10.16	—	Comprehensive Settlement Agreement and Release dated October 17, 1997, related to settlement of Mississippi health care cost recovery action.(5)

10.17	—	Settlement Agreement dated August 25, 1997, related to settlement of Florida health care cost recovery action.(11)

10.18	—	Comprehensive Settlement Agreement and Release dated January 16, 1998, related to settlement of Texas health care cost recovery action.(12)

10.19	—	Settlement Agreement and Stipulation for Entry of Judgment, dated May 8, 1998, regarding the claims of the State of Minnesota.(13)

10.20	—	Settlement Agreement and Release, dated May 8, 1998, regarding the claims of Blue Cross and Blue Shield of Minnesota.(13)

10.21	—	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the Mississippi health care cost recovery action.(14)

10.22	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action.(14)

10.23	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action.(15)

10.24	—	Master Settlement Agreement relating to state health care cost recovery and other claims.(16)

10.25	—	Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters.(18)

10.26	—	Agreement among ALG, PM USA and Michael E. Szymanczyk.(20)

10.27	—	Description of Agreement with Roger K. Deromedi.

12	—	Statements re: computation of ratios.

13	—	Pages 17 to 74 of the 2003 Annual Report, but only to the extent set forth in Items 1, 3, 5-7, 7A, 8 and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2003 Annual Report is not to be deemed “filed” as part of this Report.

21	—	Subsidiaries of ALG.

23	—	Consent of independent auditors.

24	—	Powers of attorney.

31.1	—	Certifications of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certifications of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Certain Pending Litigation Matters and Recent Developments.

99.2	—	Trial Schedule.

(1)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990.
(2)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991.
(3)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992.
(4)	Incorporated by reference to ALG’s Registration Statement on Form S-3/A (No. 333-35143) dated January 29, 1998.
(5)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).
(6)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-08940).
(7)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).
(8)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-08940).
(9)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-08940).
(10)	Incorporated by reference to ALG’s proxy statement dated March 10, 1997 (File No. 1-08940).
(11)	Incorporated by reference to ALG’s Current Report on Form 8-K dated September 3, 1997 (File No. 1-08940).
(12)	Incorporated by reference to ALG’s Current Report on Form 8-K dated January 28, 1998 (File No. 1-08940).
(13)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(14)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(15)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(16)	Incorporated by reference to ALG’s Current Report on Form 8-K dated November 25, 1998, as amended by Form 8/K-A dated December 24, 1998.
(17)	Incorporated by reference to ALG’s proxy statement dated March 10, 2000.
(18)	Incorporated by reference to ALG’s Current Report on Form 8-K dated May 8, 2001.
(19)	Incorporated by reference to Kraft Foods Inc.’s Registration Statement on Form S-3 (No. 333-67770) dated August 16, 2001.
(20)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(21)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(22)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/s/ LOUIS C. CAMILLERI

(Louis C. Camilleri Chairman of the Board and Chief Executive Officer)

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ LOUIS C. CAMILLERI (Louis C. Camilleri)		Director, Chairman of the Board and Chief Executive Officer	March 12, 2004

/s/ DINYAR S. DEVITRE (Dinyar S. Devitre)		Senior Vice President and Chief Financial Officer	March 12, 2004

/s/ JOSEPH A. TIESI (Joseph A. Tiesi)		Vice President and Controller	March 12, 2004

*ELIZABETH E. BAILEY, MATHIS CABIALLAVETTA, J. DUDLEY FISHBURN, ROBERT E. R. HUNTLEY, THOMAS W. JONES, BILLIE JEAN KING, LUCIO A. NOTO, CARLOS SLIM HELÚ, STEPHEN M. WOLF		Directors

*BY:	/s/ LOUIS C. CAMILLERI		March 12, 2004

(Louis C. Camilleri Attorney-in-fact)

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

ALTRIA GROUP, INC.:

Our audits of the consolidated financial statements referred to in our report dated January 26, 2004 appearing in the 2003 Annual Report to Shareholders of Altria Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

New York, New York

January 26, 2004

S-1

ALTRIA GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2003:
CONSUMER PRODUCTS:
Allowance for discounts	$12	$802	$—	$800	$14
Allowance for doubtful accounts	156	17	—	23	150
Allowance for returned goods	16	176	—	171	21

	$184	$995	$—	$994	$185

FINANCIAL SERVICES:
Allowance for losses	$444	$—	$—	$48	$396

2002:
CONSUMER PRODUCTS:
Allowance for discounts	$13	$710	$2	$713	$12
Allowance for doubtful accounts	207	32	(51)	32	156
Allowance for returned goods	7	166	—	157	16

	$227	$908	$(49)	$902	$184

FINANCIAL SERVICES:
Allowance for losses	$132	$324	$—	$12	$444

2001:
CONSUMER PRODUCTS:
Allowance for discounts	$9	$709	$4	$709	$13
Allowance for doubtful accounts	210	27	5	35	207
Allowance for returned goods	8	145	—	146	7

	$227	$881	$9	$890	$227

FINANCIAL SERVICES:
Allowance for losses	$121	$11	$—	$—	$132

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.
(b)	Represents charges for which allowances were created.

S-2