Form 10-Q
period 2004-03-31
ALTRIA GROUP INC
filed 2004-05-10
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-8940

Altria Group, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	13-3260245 (I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York (Address of principal executive offices)	10017 (Zip Code)

Registrant’s telephone number, including area code (917) 663-4000

_________________________________________________________________
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

At April 30, 2004, there were 2,050,802,670 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Consumer products
Cash and cash equivalents	$3,204	$3,777
Receivables (less allowances of $141 and $135)	5,592	5,256
Inventories:
Leaf tobacco	3,389	3,591
Other raw materials	2,148	2,009
Finished product	4,006	3,940
	9,543	9,540

Other current assets	1,980	2,809
Total current assets	20,319	21,382

Property, plant and equipment, at cost	27,637	27,233
Less accumulated depreciation	11,628	11,166
	16,009	16,067

Goodwill	28,277	27,742
Other intangible assets, net	11,402	11,803
Other assets	11,222	10,641
Total consumer products assets	87,229	87,635

Financial services
Finance assets, net	8,188	8,393
Other assets	148	147
Total financial services assets	8,336	8,540
TOTAL ASSETS	$95,565	$96,175

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES
Consumer products
Short-term borrowings	$2,494	$1,715
Current portion of long-term debt	1,528	1,661
Accounts payable	2,780	3,198
Accrued liabilities:
Marketing	2,445	2,443
Taxes, except income taxes	2,510	2,325
Employment costs	856	1,363
Settlement charges	1,265	3,530
Other	2,778	2,455
Income taxes	771	1,316
Dividends payable	1,396	1,387
Total current liabilities	18,823	21,393

Long-term debt	19,294	18,953
Deferred income taxes	7,224	7,295
Accrued postretirement health care costs	3,263	3,216
Minority interest	4,762	4,760
Other liabilities	7,162	7,161
Total consumer products liabilities	60,528	62,778

Financial services
Long-term debt	2,077	2,210
Deferred income taxes	5,785	5,815
Other liabilities	335	295
Total financial services liabilities	8,197	8,320
Total liabilities	68,725	71,098
Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,072	4,813
Earnings reinvested in the business	47,696	47,008
Accumulated other comprehensive losses (including currency translation of $1,166 and $1,578)	(1,711)	(2,125)
	51,992	50,631
Less cost of repurchased stock (756,104,883 and 768,697,895 shares)	(25,152)	(25,554)
Total stockholders’ equity	26,840	25,077
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,565	$96,175

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Net revenues	$21,839	$19,371
Cost of sales	8,084	7,565
Excise taxes on products	6,317	4,887
Gross profit	7,438	6,919
Marketing, administration and research costs	3,371	3,053
Domestic tobacco headquarters relocation charges	10
Asset impairment and exit costs	325
Amortization of intangibles	4	2
Operating income	3,728	3,864
Interest and other debt expense, net	300	283
Earnings before income taxes and minority interest	3,428	3,581
Provision for income taxes	1,186	1,261
Earnings before minority interest	2,242	2,320
Minority interest in earnings and other, net	48	134
Net earnings	$2,194	$2,186
Per share data:
Basic earnings per share	$1.07	$1.08
Diluted earnings per share	$1.07	$1.07
Dividends declared	$0.68	$0.64

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2003 and
the Three Months Ended March 31, 2004
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity
Balances, January 1, 2003	$935	$4,642	$43,259	$(2,951)	$(1,005)	$(3,956)	$(25,402)	$19,478
Comprehensive earnings:
Net earnings			9,204					9,204
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				1,373		1,373		1,373
Additional minimum pension liability					464	464		464
Change in fair value of derivatives accounted for as hedges					(6)	(6)		(6)
Total other comprehensive earnings								1,831
Total comprehensive earnings								11,035

Exercise of stock options and issuance of other stock awards		171	(93)				537	615
Cash dividends declared ($2.64 per share)			(5,362)					(5,362)
Stock repurchased							(689)	(689)
Balances, December 31, 2003	935	4,813	47,008	(1,578)	(547)	(2,125)	(25,554)	25,077

Comprehensive earnings:
Net earnings			2,194					2,194
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				412		412		412
Additional minimum pension liability					(11)	(11)		(11)
Change in fair value of derivatives accounted for as hedges					13	13		13
Total other comprehensive earnings								414
Total comprehensive earnings								2,608

Exercise of stock options and issuance of other stock awards		259	(112)				402	549
Cash dividends declared ($0.68 per share)			(1,394)					(1,394)
Balances, March 31, 2004	$935	$5,072	$47,696	$(1,166)	$(545)	$(1,711)	$(25,152)	$26,840

Total comprehensive earnings were $2,528 million for the quarter ended March 31, 2003.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

		For the Three Months Ended March 31,
		2004	2003
	CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	- Consumer products	$2,151	$2,130
	- Financial services	43	56
	Net earnings	2,194	2,186
	Adjustments to reconcile net earnings to operating cash flows:
	Consumer products
	Depreciation and amortization	384	341
	Deferred income tax provision (benefit)	1,009	(162)
	Minority interest in earnings and other, net	48	134
	Domestic tobacco headquarters relocation charges, net of cash paid	(2)
	Escrow bond for the Price domestic tobacco case	(200)
	Asset impairment and exit costs, net of cash paid	304	(9)
	Integration costs, net of cash paid		(2)
	Cash effects of changes, net of the effects from acquired and divested companies:
	Receivables, net	(228)	(271)
	Inventories	149	(187)
	Accounts payable	(463)	(420)
	Income taxes	(536)	970
	Accrued liabilities and other current assets	(205)	(790)
	Settlement charges	(2,265)	856
	Pension plan contributions	(138)	(678)
	Other	161	91
	Financial services
	Deferred income tax benefit	(37)	(5)
	Other	114	119
	Net cash provided by operating activities	289	2,173

	CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
	Consumer products
	Capital expenditures	(326)	(423)
	Purchases of businesses, net of acquired cash	(152)	(5)
	Other	(43)	13
	Financial services
	Investments in finance assets		(109)
	Proceeds from finance assets	153	80
	Net cash used in investing activities	(368)	(444)

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance of short-term borrowings	$874	$2,085
Long-term debt proceeds	10	18
Long-term debt repaid	(11)	(675)
Financial services
Long-term debt repaid	(189)	(144)

Repurchase of Altria Group, Inc. common stock		(777)
Repurchase of Kraft Foods Inc. common stock	(152)	(79)
Dividends paid on Altria Group, Inc. common stock	(1,385)	(1,309)
Issuance of Altria Group, Inc. common stock	430	52
Other	(154)	(104)

Net cash used in financing activities	(577)	(933)

Effect of exchange rate changes on cash and cash equivalents	83	30

Cash and cash equivalents:

(Decrease) Increase	(573)	826

Balance at beginning of period	3,777	565

Balance at end of period	$3,204	$1,391

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Accounting Policies:

Basis of Presentation

The interim condensed consolidated financial statements of Altria Group, Inc. and subsidiaries (“Altria Group, Inc.”) are unaudited. It is the opinion of Altria Group, Inc.’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year. Throughout this Form 10-Q, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company.

These statements should be read in conjunction with the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations, which appear in Altria Group, Inc.’s Annual Report to Stockholders and which are incorporated by reference into Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due primarily to a new global organization structure at Kraft Foods Inc. (“Kraft”) and the disclosure of more detailed information on the condensed consolidated statements of cash flows.

Stock-Based Compensation Expense

Altria Group, Inc. accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which does not result in compensation cost for stock options. The market value at date of grant of restricted stock and rights to receive shares of stock is recorded as compensation expense over the period of restriction.

In January 2004, Altria Group, Inc. granted approximately 1.4 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 1.0 million equivalent shares. The market value per restricted share or right was $55.42 on the date of the grant. Restrictions on these shares lapse in the first quarter of 2007. In addition, Kraft granted approximately 4.1 million Class A restricted shares to eligible U.S.-based employees and issued rights to receive approximately 1.9 million Class A equivalent shares to eligible non-U.S. employees.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. Altria Group, Inc. recorded compensation expense related to restricted stock and other stock awards of $40 million (including $21 million related to Kraft awards) and $17 million (including $9 million related to Kraft awards) for the quarters ended March 31, 2004 and 2003, respectively.

In addition to restricted stock, at March 31, 2004, Altria Group, Inc.’s stock-based employee compensation plans permit the issuance of stock options to employees. Altria Group, Inc. applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock options within those plans. No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

price not less than the market value of the common stock on the date of the grant. Net earnings, as reported, includes pre-tax compensation expense related to restricted stock and rights of $40 million and $17 million for the quarters ended March 31, 2004 and 2003, respectively. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the quarters ended March 31, 2004 and 2003 (in millions, except per share data):

	2004	2003
Net earnings, as reported	$2,194	$2,186
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	4	13
Pro forma net earnings	$2,190	$2,173

Earnings per share:
Basic - as reported	$1.07	$1.08
Basic - pro forma	$1.07	$1.07

Diluted - as reported	$1.07	$1.07
Diluted - pro forma	$1.06	$1.07

Altria Group, Inc. has not granted stock options to employees since 2002. The amount shown above as stock-based compensation expense in 2004 relates primarily to Executive Ownership Stock Options (“EOSOs”). Under certain circumstances, senior executives who exercise outstanding stock options using shares to pay the option exercise price, receive EOSOs equal to the number of shares tendered. Under provisions of a Financial Accounting Standards Board (“FASB”) Exposure Draft issued in 2004, Altria Group, Inc. would be required to record as compensation expense the fair values of EOSO’s beginning in 2005.

Note 2. Asset Impairment and Exit Costs:

For the quarter ended March 31, 2004, pre-tax asset impairment and exit costs consisted of the following:

		For the Three Months Ended March 31, 2004
		(in millions)
Separation program	Domestic tobacco	$1
Restructuring program	North American food	245
Restructuring program	International food	34
Asset impairment	North American food	17
Asset impairment	International food	12
Separation program	General corporate*	8
Lease termination	General corporate*	5
Asset impairment	General corporate*	3
Asset impairment and exit costs		$325

*In the first quarter of 2004, Altria Group, Inc. recorded a pre-tax charge of $16 million, primarily related to the streamlining of various corporate functions.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Kraft Restructuring Program

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. Over the next three years, Kraft expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments.

During the first quarter of 2004, pre-tax charges under the restructuring program of $279 million were recorded as asset impairment and exit costs on the condensed consolidated statement of earnings. These charges resulted from the first quarter 2004 announcement of the closing of five plants, the termination of a co-manufacturing agreement and the announcement of a number of workforce reduction programs. Approximately $88 million of the pre-tax charges will result in cash payments. Pre-tax restructuring liability activity for the quarter ended March 31, 2004 was as follows (in millions):

	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	81	191	7	279
Cash spent	(8)		(4)	(12)
Charges against assets		(191)		(191)
Liability balance, March 31, 2004	$73	$—	$3	$76

Severance costs in the above schedule, which relate to a number of workforce reduction programs, include the cost of related benefits. Programs announced during the first quarter of 2004 will result in the elimination of approximately 2,000 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of a co-manufacturing agreement.

In addition, during the first quarter of 2004, Altira Group, Inc. completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge at Kraft related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. This charge was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

Note 3. Benefit Plans:

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In the first quarter of 2004, Altria Group, Inc. adopted the new interim-period disclosure requirements of this pronouncement relating to net periodic benefit cost and employer contributions to benefit plans, except for certain interim-period disclosures about non-U.S. plans which are not required until after December 31, 2004.

Altria Group, Inc. sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees. Pension coverage for employees of ALG’s non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans, many of which are governed by local statutory requirements. In addition, ALG and its U.S. and Canadian subsidiaries provide health care and other benefits to substantially all retired employees. Health care benefits for retirees outside the United States and Canada are generally covered through local government plans.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost (income) consisted of the following for the quarter ended March 31, 2004 and 2003:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
	(in millions)
Service cost	$66	$58	$45	$42
Interest cost	153	144	63	66
Expected return on plan assets	(228)	(234)	(75)	(82)
Amortization:
Unrecognized net loss from experience differences	38	10	12	8
Unrecognized prior service cost	4	4	4	4
Net periodic pension cost (income)	$33	$(18)	$49	$38

Employer Contributions

Altria Group, Inc. presently plans to make contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its U.S. funded plans. In April 2004, approximately $60 million of employer contributions were made to U.S. plans. Currently, Altria Group, Inc. anticipates making additional contributions of approximately $485 million during the remainder of 2004, based on current tax law. However, this estimate is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates. During the first quarter of 2004, pension plan contributions of $138 million, that related principally to non-U.S. plans, were reflected on the condensed consolidated statements of cash flows.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the quarter ended March 31, 2004 and 2003:

	2004	2003
	(in millions)
Service cost	$23	$21
Interest cost	71	71
Amortization:
Unrecognized net loss from experience differences	16	13
Unrecognized prior service cost	(6)	(6)
Net postretirement health care costs	$104	$99

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). Altria Group, Inc. has elected to defer accounting for the effects of the Act, as permitted by FSP 106-1. Therefore, in accordance with FSP 106-1, Altria Group, Inc.’s accumulated postretirement benefit obligation and net postretirement health care costs included in the condensed consolidated financial statements and accompanying notes do not reflect the favorable effects of the Act on the plans. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require Altria Group, Inc. to change previously reported information.

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill by segment was as follows (in millions):

	March 31, 2004	December 31, 2003
International tobacco	$2,096	$2,016
North American food	21,169	20,877
International food	5,012	4,849
Total goodwill	$28,277	$27,742

Intangible assets were as follows (in millions):

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$11,362		$11,758
Amortizable intangible assets	85	$45	84	$39
Total intangible assets	$11,447	$45	$11,842	$39

Non-amortizable intangible assets substantially consist of brand names. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the quarters ended March 31, 2004 and 2003 was $4 million and $2 million, respectively. Amortization expense for each of the next five years is estimated to be $20 million or less.

The movement in goodwill and intangible assets from December 31, 2003 is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2003	$27,742	$11,842
Changes due to:
Acquisitions		33
Currency	195	(10)
Other	340	(418)
Balance at March 31, 2004	$28,277	$11,447

As a result of Kraft’s common stock repurchases, ALG’s ownership percentage of Kraft has increased, thereby resulting in an increase in goodwill. Other, above, includes this additional goodwill as well as the reclassification to goodwill of certain amounts previously classified as indefinite life intangible assets, and the impact of Kraft’s intangible asset impairment.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Financial Instruments:

During the quarters ended March 31, 2004 and 2003, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next twenty-one months. At March 31, 2004, Altria Group, Inc. estimates derivative losses of $79 million, net of income taxes, reported in accumulated other comprehensive earnings (losses), will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at March 31, 2004 and 2003, Altria Group, Inc. recorded losses of $37 million, net of income taxes, and $65 million, net of income taxes, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2004	2003
	(in millions)
Loss at beginning of period	$(83)	$(77)
Derivative losses transferred to earnings	1	2
Change in fair value	12	28
Loss as of March 31	$(70)	$(47)

Note 6. Acquisitions:

During the first quarter of 2004, Kraft purchased a North American beverage business. In addition, Philip Morris International Inc. purchased a tobacco business in Finland. The total cost of acquisitions during the quarters ended March 31, 2004 and 2003 were $152 million and $5 million, respectively.

The operating results of businesses acquired were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 7. Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended March 31,
	2004	2003
	(in millions)
Net earnings	$2,194	$2,186

Weighted average shares for basic EPS	2,041	2,032

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	3	1
Stock options	15	7

Weighted average shares for diluted EPS	2,059	2,040

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock, the amount of the related unamortized compensation expense. For the quarter ended March 31, 2003, 76 million stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period). The number of stock options excluded for the first quarter of 2004 was immaterial.

Note 8. Segment Reporting:

The products of ALG’s subsidiaries include cigarettes and food (consisting principally of a wide variety of snacks, beverages, cheese, grocery products and convenient meals). Another subsidiary of ALG, Philip Morris Capital Corporation, maintains a portfolio of leveraged and direct finance leases. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of domestic tobacco, international tobacco, North American food, international food and financial services. During January 2004, Kraft announced a new global organization structure. Beginning in 2004, results for Kraft’s Mexico and Puerto Rico businesses, which were previously included in the North American food segment, are included in the international food segment, and historical amounts have been restated.

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

Segment data were as follows:

	For the Three Months Ended March 31,
	2004	2003
	(in millions)
Net revenues:
Domestic tobacco	$4,004	$3,817
International tobacco	10,043	8,079
North American food	5,399	5,266
International food	2,294	2,093
Financial services	99	116
Net revenues	$21,839	$19,371

Earnings before income taxes and minority interest:
Operating companies income:
Domestic tobacco	$970	$742
International tobacco	1,835	1,690
North American food	846	1,273
International food	191	261
Financial services	70	83
Amortization of intangibles	(4)	(2)
General corporate expenses	(180)	(183)
Operating income	3,728	3,864
Interest and other debt expense, net	(300)	(283)
Earnings before income taxes and minority interest	$3,428	$3,581

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Items affecting the comparability of results were as follows:

•

Domestic Tobacco Headquarters Relocation Charges – During the first quarter of 2003, Philip Morris USA Inc. (“PM USA”) announced that it will be moving its corporate headquarters from New York City to Richmond, Virginia, by June 2004. PM USA estimates that the total cost of the relocation will be approximately $120 million, including compensation to those employees who do not relocate. Pre-tax charges of $10 million were recorded in operating companies income of the domestic tobacco segment for the quarter ended March 31, 2004, and, to date, $79 million of relocation charges have been recorded. The relocation will require cash payments of approximately $70 million in 2004 and $20 million in 2005 and beyond. Cash payments of $12 million were made during the first quarter of 2004, while total cash payments related to the relocation were $44 million through March 31, 2004.

•

Asset Impairment and Exit Costs – As discussed in Note 2. Asset Impairment and Exit Costs, in January 2004, Kraft announced a multi-year restructuring program that will result in pre-tax charges of approximately $1.2 billion over the next three years. During the first quarter of 2004, Altria Group, Inc. recorded pre-tax charges of $325 million for the restructuring program and other asset impairment and exit costs.

Note 9. Contingencies:

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

Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms “Lights” and “Ultra Lights” constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. Exhibit 99.1 hereto lists certain tobacco-related actions pending as of April 30, 2004, and discusses certain developments in such cases since March 12, 2004. Plaintiffs’ theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of April 30, 2004, May 1, 2003 and May 1, 2002, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of April 30, 2004	Number of Cases Pending as of May 1, 2003	Number of Cases Pending as of May 1, 2002	Page References
Individual Smoking and Health Cases (1)(2)	285	275	250	22; Exhibit 99.1, page 1
Smoking and Health Class Actions and Aggregated Claims Litigation (3)	9	42	26	23; Exhibit 99.1, pages 2-4
Health Care Cost Recovery Actions	13	41	44	23-25; Exhibit 99.1, pages 4-7
Lights/Ultra Lights Class Actions	21	18	13	25-26; Exhibit 99.1, pages 7-8
Tobacco Price Cases	2	37	36	26; Exhibit 99.1, pages 8-9
Cigarette Contraband Cases	2	5	5	27; Exhibit 99.1, page 10
Asbestos Contribution Cases	6	7	12	27; Exhibit 99.1, pages 9-10

(1) The increase in cases at April 30, 2004 compared to prior periods is due primarily to new cases being filed in Maryland.

(2) Does not include 2,722 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

(3) Includes as one case the aggregated claims of 967 individuals that are proposed to be tried in a single proceeding in West Virginia.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 120 smoking and health cases brought on behalf of individuals (Argentina (47), Australia (2), Brazil (42), Czech Republic (2), France, Israel (2), Italy (18), the Philippines, Poland, Scotland, Spain (2) and Venezuela), compared with approximately 89 such cases on May 1, 2003, and 70 such cases on May 1, 2002. In addition, as of April 30, 2004, there were six smoking and health putative class actions pending outside the United States (Brazil, Canada (4), and Spain), compared with 11 such cases on May 1, 2003, and eight such cases on May 1, 2002. In addition, four health care cost recovery actions are pending in Israel, Canada, France and Spain against PMI or its affiliates. In addition, a Lights/Ultra Lights case is pending in Israel.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pending and Upcoming Trials

Trial is currently underway in the Scott, et al. v. The American Tobacco Company, Inc. et al. class action (discussed below). As set forth in Exhibit 99.2 hereto, certain cases against PM USA are scheduled for trial through the end of 2004, including the case brought by the United States government in which ALG is also a defendant (discussed below) and an estimated six individual smoking and health cases, including one individual smoking and health case scheduled for trial in June 2004. In addition, one case brought by a flight attendant seeking compensatory damages for personal injuries allegedly caused by ETS is scheduled for trial through the end of 2004. Cases against other tobacco companies are also scheduled for trial through the end of 2004. Trial dates are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 36 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 23 of the 36 cases. These 23 cases were tried in California (2), Florida (7), Mississippi, Missouri, New Hampshire, New Jersey, New York (3), Ohio (2), Pennsylvania, Rhode Island, Tennessee (2) and West Virginia. Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, Florida, Missouri, New Hampshire, Ohio and Pennsylvania. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial.

The chart below lists the verdicts and post-trial developments in the 13 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	In March 2004, the court denied defendants’ post-trial motions challenging the verdict. PM USA has appealed.

April 2003	Florida/Eastman	Individual Smoking and Health	$6.54 million in compensatory damages, against all defendants, including $2.62 million against PM USA.	In May 2004, the Florida Second District Court of Appeal affirmed the judgment entered by the trial court. PM USA intends to appeal.

March 2003	Illinois/Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	The Illinois Supreme Court has agreed to hear PM USA’s appeal. See the discussion of the Price case under the heading “Certain Other Tobacco-Related Litigation—Lights/Ultra Lights Cases.”

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

October 2002	California/Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

June 2002	Florida/French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the trial court reduced the damages award to $500,000; plaintiff and defendants have appealed.

June 2002	Florida/Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million; PM USA intends to appeal.

March 2002	Oregon/Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

June 2001	California/Boeken	Individual Smoking and Health	$5.5 million in compensatory damages and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

June 2001	New York/ Empire Blue Cross and Blue Shield	Health Care Cost Recovery	$17.8 million in compensatory damages against all defendants, including $6.8 million against PM USA.

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

March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.

In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiffs negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims.

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

The trial court reduced the punitive damages award to $25 million and PM USA and plaintiff appealed. In September 2003, a California Court of Appeal, citing the State Farm decision, reduced the punitive damages award to $9 million, but otherwise affirmed the judgment for compensatory damages, and PM USA petitioned the California Supreme Court for further review. In April 2004, the California Supreme Court granted PM USA’s petition on a grant and hold basis.

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

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of April 30, 2004, PM USA has posted various forms of security totaling $367 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the March 31, 2004 and December 31, 2003 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001.

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

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs seek creation of funds to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. The jury was not permitted to award damages during the first phase of the trial. The second phase of the trial began in March 2004 and is currently underway. In this phase, the jury is determining the parameters and funding of a statewide smoking cessation program. Plaintiffs have estimated the cost of their program to be approximately $1.18 billion. The court has ruled that all class-wide liability issues were decided in the verdict in the trial’s first phase and that the defendants are not entitled to any affirmative defenses in the second phase of the trial.

In November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM USA, and plaintiffs appealed. In May 2004, the West Virginia Supreme Court affirmed the judgment entered by the trial court.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In June 2001, a New York jury returned a verdict awarding $6.83 million in compensatory damages against PM USA and a total of $11 million against four other defendants in a health care cost recovery action brought by a Blue Cross and Blue Shield plan, and defendants, including PM USA, appealed. See the above discussion of the Empire Blue Cross and Blue Shield case under the heading “Recent Trial Results” for the post-trial developments in this case.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustments for several factors, including inflation, market share and industry volume: 2005 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, have established a trust fund to provide aid to tobacco growers and quota-holders. The trust will

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (2005 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain contingent events, and, in general are to be allocated based on each manufacturer’s relative market share. PM USA records its portion of these payments as part of cost of sales as product is shipped.

The State Settlement Agreements have materially adversely affected the volumes of PM USA, and ALG believes that they may also materially adversely affect the results of operations, cash flows or financial position of PM USA and Altria Group, Inc. in future periods. The degree of the adverse impact will depend on, among other things, the rate of decline in United States cigarette sales in the premium and discount segments, PM USA’s share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements.

In April 2004, a lawsuit was filed on behalf of a purported class of all California residents who purchased cigarettes in California from April 2000 to the present, contending that the MSA enabled the defendants, including PM USA and ALG, to engage in unlawful price-fixing and market sharing agreements. The complaint seeks damages, and also seeks to enjoin the defendants from continuing to operate under those provisions of the MSA that allegedly violate California law.

A putative class action brought on behalf of certain importers of cigarettes against the New York State Attorney General and Commissioner of Taxation & Finance alleging that the MSA and certain statutes enacted in New York in connection with the MSA violate federal antitrust law is pending in New York. Neither ALG nor PM USA is a defendant in the case. Plaintiffs’ motions for preliminary injunctive relief and summary judgment are currently pending. Previously, the district court granted defendants’ motion to dismiss the case, and plaintiff appealed. In January 2004, the United States Court of Appeals for the Second Circuit affirmed in part and reversed and remanded in part the trial court’s ruling, and defendants’ motions for rehearing were denied.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks what it alleges to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. PM USA and ALG moved to dismiss this lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under RICO. In January 2003, the government and defendants submitted preliminary proposed findings of fact and conclusions of law; rebuttals were filed in April 2003. The government alleges that disgorgement by defendants of approximately $290 billion is an appropriate remedy. Trial of the case is currently scheduled for September 2004, and the court has ruled on a number of motions filed by the government and defendants in advance of trial. Additional motions for summary judgment filed by the government and defendants are pending.

Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these class actions allege, among other things, that the use of the terms “Lights” and/or “Ultra Lights” constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. Cases are pending in Arkansas,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Delaware, Florida, Georgia, Illinois (2), Louisiana, Massachusetts, Minnesota, Missouri, New Hampshire (2), New Jersey, Ohio (2), Oregon, Tennessee, Washington, West Virginia (2) and Wisconsin. In addition, a case is pending in Israel. To date, trial courts in Arizona and Minnesota have refused to certify classes in these cases, and appellate courts in Florida and Massachusetts have overturned class certifications by trial courts. The decertification decision in Massachusetts is currently on appeal to Massachusetts’ highest court. Plaintiffs in the Florida case have filed a motion for rehearing. Trial courts have certified classes against PM USA in the Price case in Illinois and in Missouri and Ohio (2). PM USA has appealed or otherwise challenged these class certification orders. In January 2004, plaintiffs in a case in California voluntarily dismissed their case without prejudice.

With respect to the Price case, trial commenced in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc.) The judge’s order also requires PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal of the note, which are due in April 2008, 2009 and 2010. Through March 31, 2004, PM USA paid $810 million of the cash payments due under the judge’s order. (Cash payments into the account are included in other assets on Altria Group, Inc.’s consolidated balance sheet at March 31, 2004.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any of a number of legal and factual grounds that it is pursuing on appeal.

Tobacco Price Cases: As of April 30, 2004, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motions for class certification have been granted in both cases; however, the New Mexico Court of Appeals has agreed to hear defendants’ appeal of the class certification decision.

Wholesale Leaders Cases: In June 2003, certain wholesale distributors of cigarettes filed suit against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In January 2004, Tennessee filed a motion to dismiss its complaint, and the complaint was dismissed without prejudice in March 2004. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending an expedited appeal. Trial is scheduled for March 2005. In December 2003, a tobacco manufacturer filed a similar lawsuit against PM USA in Michigan alleging that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. Plaintiff seeks unspecified monetary damages.

Altria Group, Inc. and Subsidiaries
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

Cigarette Contraband Cases: As of April 30, 2004, the European Community and ten member states and various Departments of Colombia had filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and unspecified injunctive relief. In February 2002, the trial courts granted defendants’ motions to dismiss the actions. Plaintiffs in each case appealed. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases. In April 2004, plaintiffs in each case petitioned the United States Supreme Court for further review. It is possible that future litigation related to cigarette contraband issues may be brought by these or other parties.

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM USA has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211 but, by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys’ fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM USA’s motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court’s dismissal would, if affirmed, be binding on all plaintiffs. In

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

January 2004, the Sixth Circuit affirmed in part and reversed in part the trial court’s ruling that granted PM USA’s motion for summary judgment. The Sixth Circuit denied PM USA’s petition for rehearing in March 2004. In April 2004, the Sixth Circuit stayed the mandate to the district court to allow PM USA to seek further review from the United States Supreme Court.

Certain Other Actions

Italian Tax Matters: In recent years, approximately two hundred tax assessments alleging nonpayment of taxes in Italy (value-added taxes for the years 1988 to March 1996 and income taxes for the years 1987 to March 1996) were served upon certain affiliates of PMI. These assessments were in various stages of appeal. In 2003, certain affiliates of PMI invoked the amnesty provisions of a recently enacted Italian fiscal law and agreed with the Italian tax authorities to resolve all but twenty-five of the assessments issued to that date for the euro equivalent of $321 million, including statutory interest, to be paid in twelve quarterly installments over a three-year period. Of the twenty-five assessments that were not resolved, nineteen assessments (totaling the euro equivalent of $349 million with interest and penalties of $647 million) were subject to adverse decisions by the regional tax court and were duplicative of other assessments for which the amnesty was invoked. The affiliate of PMI which is subject to these assessments intends to appeal the regional tax court decisions to the Italian Supreme Court. The remaining six assessments (totaling the euro equivalent of $118 million with interest and penalties of $327 million) were not eligible for the amnesty and will be resolved in the Italian administrative tax court. PMI and its affiliates that are subject to these remaining assessments believe they have complied with applicable Italian tax laws.

In December 2003, ten assessments alleging nonpayment of taxes in Italy (value-added and income taxes for the years 1997 and 1998) were served upon certain affiliates of PMI. In April 2004, these PMI affiliates agreed with the Italian tax authorities to settle these assessments for the euro equivalent of $28 million (including interest and penalties). The same PMI affiliates also agreed with the Italian tax authorities during the second quarter of 2004 to settle potential claims for value-added and income taxes for the years 1996, 1999, 2000 and 2001 for the euro equivalent of $22 million (including interest and penalties).

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

ALG and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this Note 9. Contingencies: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related litigation; (ii) management is

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

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

Guarantees

At March 31, 2004, Altria Group, Inc.’s third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $244 million, of which $212 million have no specified expiration dates. The remainder expire through 2023, with $4 million expiring through March 31, 2005. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $49 million on its condensed consolidated balance sheet at March 31, 2004, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Altria Group, Inc. (“ALG”), through its wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), and its majority-owned (84.6%) subsidiary, Kraft Foods Inc. (“Kraft”), is engaged in the manufacture and sale of various consumer products, including cigarettes, packaged grocery products, snacks, beverages, cheese and convenient meals. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.

Executive Summary

The following executive summary is intended to provide highlights of the Discussion and Analysis that follows.

Consolidated Operating Results – The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) for the first quarter ended March 31, 2004 from the first quarter ended March 31, 2003 were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the quarter ended March 31, 2003	$2,186	$1.07

2004 Domestic tobacco headquarters relocation charges	(7)
2004 Asset impairment and exit costs	(180)	(0.09)
Subtotal 2004 items	(187)	(0.09)

Currency	180	0.09
Lower effective tax rate	23	0.01
Higher shares outstanding		(0.01)
Operations	(8)

For the quarter ended March 31, 2004	$2,194	$1.07

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – In January 2004, Kraft announced a multi-year restructuring program. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. Over the next three years, Kraft expects to incur up to $1.2 billion in pre-tax charges, including an estimated range of $750 million to $800 million in 2004. During the first quarter of 2004, Kraft recorded pre-tax charges of $308 million for this program and other intangible asset impairment charges. For further details, see the Food Business Environment section of the following Discussion and Analysis.

The favorable currency impact on net earnings and diluted EPS is due primarily to the weakness of the U.S. dollar versus the euro and other currencies.

The effective tax rate decreased by 0.6 percentage points to 34.6% reflecting the mix of foreign versus domestic pre-tax earnings and the reversal of tax provisions that are no longer required due to tax events that occurred during the first quarter of 2004.

Higher shares outstanding during the first quarter of 2004 reflect exercises of employee stock options and the impact of a higher average stock price on the number of incremental shares from the assumed conversion of outstanding employee stock options.

The decrease in results from operations was due primarily to the following:

•	Lower North American food income reflecting higher commodity and benefit costs, and increased promotional programs.
•	Lower international food income reflecting higher costs, including benefits, commodities and infrastructure investment in developing markets.
•	Lower international tobacco income reflecting lower volume in the higher margin markets of France, Italy and Germany and increased marketing and infrastructure expenditures.

The decrease in results from operations was partially offset by:

•	Higher domestic tobacco income, reflecting a favorable comparison to the first quarter of 2003, which included incremental costs associated with PM USA’s move to an off-invoice promotional allowance.
•	Higher international tobacco pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2004 Projected Results – In April 2004, Altria Group, Inc. reaffirmed that it expects 2004 full-year diluted EPS in a range of $4.57 to $4.67, including anticipated charges of $0.23 for costs related to the restructuring at Kraft and other items, but excluding potential charges that may result from the draft cooperation agreement under discussion between PMI and the European Commission.

Potential charges for the agreement with the European Commission are estimated to be approximately $0.11 per share, which includes the initial payment of $250 million and accruals for payments due on the first anniversary of the agreement. Including these charges and a lower overall effective tax rate that is expected to result from the final resolution of certain U.S. and foreign tax matters (the major portion of which is expected to occur in the second quarter of 2004), 2004 full-year diluted EPS are projected to be in the range of $4.50 to $4.60 per share.

The factors described in the section entitled Cautionary Factors That May Affect Future Results of the following Discussion and Analysis represent continuing risks to these projections.

Discussion and Analysis

Consolidated Operating Results

For the Three Months Ended March 31,
	Net Revenues
	(in millions)
	2004	2003
Domestic tobacco	$4,004	$3,817
International tobacco	10,043	8,079
North American food	5,399	5,266
International food	2,294	2,093
Financial services	99	116
Net revenues	$21,839	$19,371

	Operating Income
	(in millions)
	2004	2003
Operating companies income:
Domestic tobacco	$970	$742
International tobacco	1,835	1,690
North American food	846	1,273
International food	191	261
Financial services	70	83
Amortization of intangibles	(4)	(2)
General corporate expenses	(180)	(183)
Operating income	$3,728	$3,864

As discussed in Note 8. Segment Reporting, management reviews operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events occurred during the first quarter of 2004 and 2003 that affected the comparability of statement of earnings amounts.

•	Domestic Tobacco Headquarters Relocation Charges – During the first quarter of 2003, PM USA announced that it will be moving its corporate headquarters from New York City to Richmond, Virginia, by June 2004. PM USA estimates that the total cost of the relocation will be approximately $120 million, including compensation to those employees who do not relocate. Pre-tax charges of $10 million were recorded in operating companies income of the domestic tobacco segment for the quarter ended March 31, 2004, and to date, $79 million of relocation charges have been recorded. The relocation will require cash payments of approximately $70 million in 2004 and $20 million in 2005 and beyond. Cash payments of $12 million were made during the first quarter of 2004, while total cash payments related to the relocation were $44 million through March 31, 2004.

•	Asset Impairment and Exit Costs – For the quarter ended March 31, 2004, pre-tax asset impairment and exit costs consisted of the following:

		For the Three Months Ended March 31, 2004
		(in millions)

Separation program	Domestic tobacco	$1
Restructuring program	North American food	245
Restructuring program	International food	34
Asset impairment	North American food	17
Asset impairment	International food	12
Separation program	General corporate*	8
Lease termination	General corporate*	5
Asset impairment	General corporate*	3
Asset impairment and exit costs		$325

*	In the first quarter of 2004, Altria Group, Inc. recorded a pre-tax charge of $16 million, primarily for severance benefits related to the streamlining of various corporate functions.

There were no asset impairment and exit costs during the first quarter of 2003.

Consolidated Results of Operations for the Quarter Ended March 31, 2004

The following discussion compares consolidated operating results for the first quarter of 2004 with the first quarter of 2003.

Net revenues increased $2.5 billion (12.7%), due primarily to an increase in net revenues from the domestic and international tobacco businesses and favorable currency.

Operating income decreased $136 million (3.5%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs related to the Kraft restructuring program and lower operating results from the food and international tobacco businesses, partially offset by the favorable impact of currency and higher operating results from the domestic tobacco business.

Currency movements increased net revenues by $1.3 billion ($712 million, after excluding the impact of currency movements on excise taxes) and operating income by $278 million. Increases in net revenues and operating income were due primarily to the weakness versus prior year of the U.S. dollar, primarily against the euro.

Altria Group, Inc.’s effective tax rate decreased by 0.6 percentage points to 34.6%. This decrease was due primarily to the mix of foreign versus domestic pre-tax earnings and the reversal of tax provisions that are no longer required due to tax events that occurred during the first quarter of 2004.

Net earnings of $2.2 billion increased $8 million (0.4%), due primarily to the favorable impact of currency, higher operating income from the domestic tobacco business and a lower effective tax rate, partially offset by the 2004 asset impairment and exit costs related to the Kraft restructuring program and lower operating income from the food and international tobacco businesses. Diluted earnings per share of $1.07 were equal to prior year, and basic earnings per share of $1.07, decreased by 0.9%.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and abroad, faces a number of challenges that may continue to adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and ALG. These challenges, which are discussed below, include:

•

a compensatory and punitive damages judgment totaling approximately $10.1 billion against PM USA in the Price Lights/Ultra Lights class action, and punitive damages verdicts against PM USA in other smoking and health cases discussed in Note 9. Contingencies (“Note 9”);

•

the civil lawsuit filed by the United States federal government seeking disgorgement of approximately $290 billion from various cigarette manufacturers, including PM USA, and others discussed in Note 9;

•	pending and threatened litigation and bonding requirements as discussed in Note 9;
•	price increases in the United States related to the settlement of certain tobacco litigation, and the effect of any resulting cost advantage of manufacturers not subject to these settlements;
•	actual and proposed excise tax increases as well as changes in tax structure in foreign markets;
•	the sale of counterfeit cigarettes by third parties;
•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;
•	price gaps and changes in price gaps between premium and lowest price brands;
•	diversion into one market of products intended for sale in another;
•	the outcome of proceedings and investigations involving contraband shipments of cigarettes;
•	governmental investigations;
•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;
•	actual and proposed restrictions on imports in certain jurisdictions outside the United States;
•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales inside and outside the United States;
•	governmental and private bans and restrictions on smoking;
•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking;
•	governmental regulations setting fire safety standards for cigarettes; and

•	other actual and proposed tobacco legislation both inside and outside the United States.

In the ordinary course of business, PM USA and PMI are subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of customer incentive programs and customer inventory reduction programs, as well as the timing of pricing actions and tax-driven price increases.

Excise Taxes: Cigarettes are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the European Union (the “EU”) and in other foreign jurisdictions.

These tax increases are expected to continue to have an adverse impact on sales of cigarettes by PM USA and PMI, due to lower consumption levels and to a shift in sales from the premium to the non-premium or discount segments or to sales outside of legitimate channels.

Tar and Nicotine Test Methods and Brand Descriptors: Authorities in several jurisdictions have questioned the utility of standardized test methods to measure average tar and nicotine yields of cigarettes. In 2001, the National Cancer Institute issued its Monograph 13 stating that there was no meaningful evidence of a difference in smoke exposure or risk to smokers between cigarettes with different machine-measured tar and nicotine yields. In 2002, PM USA petitioned the FTC to promulgate new rules governing the disclosure of average tar and nicotine yields of cigarette brands. In response to evolving scientific evidence about machine-measured low-yield cigarettes, which represents a fundamental departure from the scientific and public health communities’ prior thinking about the health effects of low-yield cigarettes, public health officials in other countries have stated that the use of terms such as “Lights” to describe low-yield cigarettes is misleading. The EU Commission has been directed to establish a committee to address, among other things, alternative methods for measuring tar, nicotine and carbon monoxide yields. Public health officials in the EU and Brazil have prohibited the use of brand descriptors such as “Lights” and “Ultra Lights,” and public health authorities in other jurisdictions have called for such prohibitions. PMI has communicated to national governments, including the EU, as well as the World Health Organization (“WHO”), its views on the need for regulation of how tar and nicotine yields in cigarettes are measured and how this information is communicated to consumers. See Note 9, which describes pending litigation concerning the use of brand descriptors.

Food and Drug Administration (“FDA”) Regulations: PM USA has stated that while it opposes FDA regulation over cigarettes as “drugs” or “medical devices” under the Food, Drug and Cosmetic Act (“FDCA”), it would support new legislation that would provide for meaningful and effective regulation by the FDA of tobacco products. Currently, bills are pending in Congress that, if enacted, would give the FDA authority to regulate tobacco products; PM USA has expressed support for one of the bills. The pending legislation could result in substantial federal regulation of the design, performance, manufacture and marketing of cigarettes. In addition, some of the proposed legislation would impose fees to pay for the cost of regulation and other matters. The ultimate outcome of any Congressional action regarding the pending bills cannot be predicted.

Tobacco Quota Buy-Out: Bills are pending in Congress which, if enacted, would result in a “buy-out” of U.S. tobacco quotas. These bills would fund a quota buy-out by imposing new fees or assessments on all manufacturers of tobacco products sold in the United States. PM USA has voiced support for certain buy-out proposals if they are part of legislation granting the FDA authority to regulate tobacco products.

Ingredient Disclosure Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information. In some jurisdictions, proposals have also been discussed that would permit governments to prohibit the use of certain ingredients. Under an EU tobacco product directive, tobacco companies are now required to disclose ingredients and toxicological information to each Member State. In implementing the EU tobacco product directive, the

Netherlands has issued a decree that would require tobacco companies to disclose the ingredients used in each brand of cigarettes, including quantities used. PMI and others have challenged this decree in the Dutch District Court of The Hague on the grounds of a lack of appropriate protection for proprietary information.

Health Effects of Smoking and Exposure to ETS: Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion, and use of cigarettes continue to be subject to increasing governmental regulation.

It is the policy of PM USA and PMI to support a single, consistent public health message on the health effects of cigarette smoking in the development of diseases in smokers and on smoking and addiction. It is also their policy to defer to the judgment of public health authorities as to the content of warnings in advertisements and on product packaging regarding the health effects of smoking, addiction and exposure to ETS.

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

The sites also state that:

•

public health officials have concluded that ETS causes or increases the risk of disease — including lung cancer and heart disease — in non-smoking adults, and causes conditions in children such as asthma, respiratory infections, cough, wheeze, otitis media (middle ear infection) and Sudden Infant Death Syndrome (“SIDS”) and that it can exacerbate adult asthma and cause eye, throat and nasal irritation;

•

the public should be guided by the conclusions of public health officials regarding the health effects of ETS in deciding whether to be in places where ETS is present or, if they are smokers, when and where to smoke around others;

•	particular care should be exercised with regard to children, and that adults should avoid smoking around children;
•

the conclusions of the public health officials concerning ETS are sufficient to warrant measures that regulate smoking in public places, and that where smoking is permitted, the government should require the posting of warning notices that communicate public health officials’ conclusions that second-hand smoke causes diseases in non-smokers; and

•

women who smoke have increased risks for delay in conceiving, infertility, pregnancy complications, premature birth, spontaneous abortion and stillbirth. Infants born to women who smoke during pregnancy have a lower average birth weight than infants born to women who do not smoke. The risks for SIDS are increased among the infants of women who smoke during pregnancy. Women who quit smoking before or during pregnancy reduce the risk of such adverse reproductive outcomes. For pregnant women, smoking is also likely to put their babies at risk for poor lung development, asthma and respiratory infections.

The World Health Organization’s Framework Convention for Tobacco Control: In May 2003, the Framework Convention for Tobacco Control was adopted by the World Health Assembly and has been signed by more than 100 countries and the EU, and several countries have ratified it. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that would include the use of pictures or graphic images;

adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; prohibit the use of terms that suggest one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers.

Each country that ratifies the treaty is expected to implement legislation reflecting the treaty’s provisions and principles. PM USA and PMI have stated that they hope that the adoption of the treaty will lead to the implementation of meaningful, effective regulation of tobacco products around the world.

Cigarette Fire-Safety Requirements: In December 2003, the New York State Office of Fire Prevention and Control (the “OFPC”) published final regulations that implement fire-safety standards for cigarettes sold in New York. Beginning June 28, 2004, all cigarettes sold or offered for sale in New York (except for certain cigarettes that already are in the stream of commerce on that date) must meet standards established in the OFPC’s final regulations. PM USA will comply with these New York regulatory requirements. Similar regulation or legislation is being considered in other states, at the federal level, and in jurisdictions outside the United States. Similar legislation, which begins the process of requiring reduced ignition propensity cigarettes, has been passed in Canada.

Other Legislation and Legislative Initiatives: Legislative and regulatory initiatives affecting the tobacco industry have been adopted or are being considered in a number of countries and jurisdictions. In 2001, the EU adopted a directive on tobacco product regulation requiring EU Member States to implement regulations that reduce maximum permitted levels of tar, nicotine and carbon monoxide yields; require manufacturers to disclose ingredients and toxicological data; require cigarette packs to carry health warnings covering no less than 30% of the front panel and no less than 40% of the back panel; gives Member States the option of introducing graphic warnings as of 2005; require tar, nicotine and carbon monoxide data to cover at least 10% of the side panel; and prohibit the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others.

Current EU Member States have implemented these regulations and countries joining the EU on May 1, 2004 were required to implement them. The European Commission has issued guidelines for optional graphic warnings on cigarette packaging that Member States may apply as of 2005. Graphic warning requirements have also been proposed or adopted in a number of other jurisdictions. In 2003, the EU adopted a new directive prohibiting radio, press and Internet tobacco marketing and advertising. EU Member States must implement this directive by July 31, 2005. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

In the United States in recent years, various members of Congress have introduced legislation that would: subject cigarettes to various regulations; establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; further restrict the advertising of cigarettes; require additional warnings, including graphic warnings, on packages and in advertising; eliminate or reduce the tax deductibility of tobacco advertising; provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law; and allow state and local governments to restrict the sale and distribution of cigarettes.

It is not possible to predict what, if any, additional governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or the tobacco industry generally. If, however, any of the proposals were to be implemented, the business, volume, results of operations, cash flows and financial position of PM USA, PMI and their parent, ALG, could be materially adversely affected.

Governmental Investigations: From time to time, ALG and its subsidiaries are subject to governmental investigations on a range of matters, including those discussed below.

Australia:

In 2001, authorities in Australia initiated an investigation into the use of descriptors, in order to determine whether their use is false and misleading. The investigation is directed at one of PMI’s Australian affiliates and other cigarette manufacturers.

Canada:

ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of ALG entities relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s.

Greece:

In 2003, the competition authorities in Greece initiated an investigation into recent cigarette price increases in that market. PMI’s Greek affiliates have responded to the authorities’ request for information.

Italy:

Review of Proposed Retail Sales Data Agreement: In February 2003, in accordance with Italian legal procedures, PMI’s Italian affiliate, Philip Morris Italia S.p.A., requested that Italy’s competition authority review its proposed agreement with retailers to purchase retail sales data. In July 2003, the Italian competition authority announced that it would review that request.

“Lights” Cases: Pursuant to two separate requests from a consumer advocacy group, the Italian competition authorities held that the use of the “lights” descriptors such as Marlboro Lights, Merit Ultra Lights, and Diana Leggere brands to be misleading advertising, but took no action because an EU directive prohibited the use of the descriptors in October 2003. PMI has appealed the decisions to the administrative court.

ALG and its subsidiaries cannot predict the outcome of these investigations or whether additional investigations may be commenced.

Draft Cooperation Agreement between PMI and the European Commission: On April 3, 2004, PMI announced that it is in discussions to reach an agreement with the European Commission that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The draft agreement would also resolve all disputes between the European Community and the EU Member States that sign the agreement, on the one hand, and PMI and certain affiliates, on the other hand, relating to these issues. Under the terms of the draft agreement, PMI would make 13 payments over 12 years and would record a pre-tax charge of $250 million for the initial payment when the agreement is signed. The draft agreement calls for base payments of $150 million on the first anniversary of the agreement, $100 million on the second anniversary and $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the EU in the year preceding payment. PMI would record these base payments as an expense in cost of sales when product is shipped.

State Settlement Agreements: As discussed in Note 9 and “Debt and Liquidity — Tobacco Litigation Settlement Payments,” during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements require PM USA to make substantial annual payments. They also place numerous restrictions on PM USA’s business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes. Among these are prohibitions of outdoor and transit brand advertising; payments for product placement; and free sampling. Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provides for the dissolution of certain tobacco-related organizations and places restrictions on the establishment of any replacement organizations.

Operating Results – Three Months Ended March 31, 2004

The following discussion compares tobacco operating results for the quarter ended March 31, 2004 with the quarter ended March 31, 2003.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
		(in millions)
	2004	2003	2004	2003
Domestic tobacco	$4,004	$3,817	$970	$742
International tobacco	10,043	8,079	1,835	1,690
Total tobacco	$14,047	$11,896	$2,805	$2,432

Domestic tobacco. PM USA’s net revenues, which include federal excise taxes billed to customers, increased $187 million (4.9%). Excluding excise taxes, net revenues increased $201 million (6.8%), due primarily to the absence of one-time buy-down costs incurred in the first quarter of 2003, which were associated with PM USA’s move to an off-invoice promotional allowance, lower returned goods expenses and lower cash discounts paid to the trade (aggregating $291 million), partially offset by lower volume ($97 million).

Operating companies income increased $228 million (30.7%), due primarily to the absence of one-time buy-down costs incurred in the first quarter of 2003, which were associated with PM USA’s move to an off-invoice promotional allowance, lower returned goods expense and lower cash discounts paid to the trade (aggregating $291 million), and lower marketing, administration and research costs, partially offset by lower volume ($72 million) and the 2004 pre-tax charges for the headquarters relocation ($10 million).

PM USA’s shipment volume was 43.1 billion units, a decrease of 1.7%, but was essentially flat when adjusted for unfavorable comparisons related to the timing of promotional shipments and wholesaler inventory changes, partially offset by one extra shipping day in the first quarter of 2004. In the premium segment, PM USA’s shipment volume decreased 1.5%; however, Marlboro shipment volume increased 433 million units (1.3%) to 34.7 billion units with gains across most of the brand portfolio and the introduction of Marlboro Menthol 72mm. In the discount segment, PM USA’s shipment volume decreased 4.1%, while Basic shipment volume was down 2.7% to 3.6 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Three Months Ended March 31,
	2004	2003
Marlboro	39.0%	37.5%
Parliament	1.7	1.5
Virginia Slims	2.4	2.5
Basic	4.3	4.3
Focus Brands	47.4	45.8
Other	2.2	2.5
Total PM USA	49.6%	48.3%

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

International tobacco. International tobacco net revenues, which include excise taxes billed to customers, increased $2.0 billion (24.3%). Excluding excise taxes, net revenues increased $520 million (12.8%), due primarily to favorable currency ($406 million), price increases ($141 million) and the impact of acquisitions ($83 million), partially offset by lower volume/mix ($140 million), reflecting lower volume in the higher margin markets of Western Europe.

Operating companies income increased $145 million (8.6%), due primarily to favorable currency ($243 million), price increases ($141 million) and the impact of acquisitions ($23 million), partially offset by higher marketing, administration and research costs, and unfavorable volume/mix ($109 million), reflecting lower volume in the higher margin markets of Western Europe.

PMI’s volume of 196.9 billion units increased 6.2 billion units (3.2%), due primarily to incremental volume from acquisitions made during 2003. Excluding acquisition volume, shipments were essentially unchanged. In Western Europe, volume declined 10.6%, due primarily to decreases in France, Italy and Germany. Shipment volume decreased 31.0% in France, due to trade inventory reductions and tax-driven price increases since January 1, 2003 that continued to drive an overall market decline. PMI’s market share in France remained relatively stable at 39.2%. In Italy, volume decreased 14.6% and market share fell 3.9 share points to 51.8%, as PMI’s brands were adversely impacted by low-priced competitive brands, trade purchasing patterns around price increases in 2004 and a lower total market. In Germany, volume declined, reflecting a lower total cigarette market mainly due to consumer shifts to low-priced tobacco portions. PMI expects to enter the tobacco portions market during the second quarter of 2004 with the Marlboro and Next brands. In Central and Eastern Europe, Middle East and Africa, volume increased due to gains in Russia, Turkey, Ukraine and the Czech Republic, and acquisitions in Greece and Serbia, partially offset by declines in Poland, due to intense price competition and down-trading to competitor roll-your-own cigarettes. In worldwide duty-free, volume increased, reflecting increased travel and gains in Turkey, Romania, Asia and the Middle East. In Asia, volume grew, as increases in Korea, Malaysia, Thailand and the Philippines were partially offset by decreases in Japan and Indonesia. In Japan, the total market was down due to the adverse impact of the July 2003 tax-driven retail price increase and a lower incidence of smoking. In Latin America, volume increased, driven by gains in Brazil and Mexico.

PMI achieved market share gains in a number of important markets including Argentina, Japan, Malaysia, Mexico, Portugal, Russia, Saudi Arabia, Spain, Switzerland, Turkey, Ukraine and the United Kingdom.

Volume for Marlboro declined 3.0%, due primarily to declines in France and Italy. However, Marlboro volume was higher in many markets, including Argentina, Brazil, Korea, Malaysia, Mexico, the Philippines, Poland, Romania, Russia, Serbia, and Ukraine.

During the first quarter of 2004, PMI purchased a tobacco business in Finland for a cost of approximately $33 million and increased its ownership interest of a tobacco business in Serbia for a cost of $32 million.

Food

Business Environment

Kraft manufactures and markets packaged retail food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products through Kraft Foods Global, Inc., (formerly known as Kraft Foods North America, Inc.) and its subsidiaries. Kraft manages and reports operating results through two units, Kraft North America Commercial (“KNAC”) and Kraft International

Commercial (“KIC”). KNAC represents the North American food segment and KIC represents the international food segment. Beginning in 2004, results for the Mexico and Puerto Rico businesses, which were previously included in the North American food segment, are included in the international food segment and historical amounts have been restated.

KNAC and KIC are subject to a number of challenges that may adversely affect their businesses. These challenges, which are discussed below and under the “Forward-Looking and Cautionary Statements” section include:

•	fluctuations in commodity prices;
•	movements of foreign currencies against the U.S. dollar;
•	competitive challenges in various products and markets, including price gaps with competitor products and the increasing price-consciousness of consumers;
•	a rising cost environment;
•	a trend toward increasing consolidation in the retail trade and consequent inventory reductions;
•	changing consumer preferences;
•	competitors with different profit objectives and less susceptibility to currency exchange rates; and
•	consumer concerns about food safety, quality and health, including concerns about genetically modified organisms, trans-fatty acids and obesity.

To confront these challenges, Kraft continues to take steps to build the value of its brands, to improve its food business portfolio with new product and marketing initiatives, to reduce costs through productivity, and to address consumer concerns about food safety, quality and health.

In the ordinary course of business, Kraft is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Kraft and customer incentive programs, customer inventory reduction programs, Kraft’s initiatives to improve supply chain efficiency, including efforts to align product shipments more closely with consumption by shifting some of its customer marketing programs to a consumption based approach, financial situations of customers and general economic conditions.

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering the cost structure, and optimizing capacity utilization. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. Over the next three years, Kraft expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments.

During the first quarter of 2004, pre-tax charges under the restructuring program of $279 million were recorded as asset impairment and exit costs on the condensed consolidated statement of earnings. These charges resulted from the first quarter 2004 announcement of the closing of five plants, the termination of a co-manufacturing agreement and the announcement of a number of workforce reduction programs. Approximately $88 million of the pre-tax charges will result in cash payments. Pre-tax restructuring liability activity for the quarter ended March 31, 2004 was as follows (in millions):

	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	81	191	7	279
Cash spent	(8)		(4)	(12)
Charges against assets		(191)		(191)
Liability balance, March 31, 2004	$73	$—	$3	$76

Severance costs in the above schedule, which relate to a number of workforce reduction programs, include the cost of related benefits. Programs announced during the first quarter of 2004 will result in the elimination of approximately 2,000 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of a co-manufacturing agreement.

In addition, during the first quarter of 2004, Kraft completed its annual review of its goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. This charge was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

Kraft expects to spend approximately $140 million in capital over the next three years to implement the restructuring program, including approximately $50 million in 2004. Cost savings as a result of the restructuring program are expected to be approximately $120 million to $140 million in 2004, and are anticipated to reach approximately $400 million by 2006, all of which are expected to be used in supporting brand-building initiatives. Cost savings during the first quarter of 2004 were approximately $10 million.

Fluctuations in commodity costs can cause retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee and cocoa costs. In the first quarter of 2004, Kraft’s commodity costs on average were higher than those incurred in the first quarter of 2003 and adversely affected earnings. Dairy costs in particular are expected to remain significantly higher in 2004 than in 2003 because of lower U.S. milk supplies.

During the first quarter of 2004, Kraft acquired a U.S.-based beverage business. During the first quarter of 2004 and 2003, total purchases of businesses, net of acquired cash, were $119 million and $5 million, respectively.

The operating results of businesses acquired were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

In November 2003, Kraft was advised by the Fort Worth District Office of the Securities and Exchange Commission (“SEC”) that the staff is considering recommending that the SEC bring a civil injunctive action against Kraft charging it with aiding and abetting Fleming Companies (“Fleming”) in violations of the securities laws. District staff alleges that a Kraft employee, who received a similar notice, signed documents requested by Fleming, which Fleming used in order to accelerate its revenue recognition. The notice does not contain any allegations or statements regarding Kraft’s accounting for transactions with Fleming. Kraft believes that it properly recorded the transactions in accordance with accounting principles generally accepted in the United Sates of America (“U.S. GAAP”). Kraft has submitted a response to the staff indicating why it believes that no enforcement action should be brought against it. Kraft is cooperating fully with the SEC with respect to this matter and the SEC’s investigation of Fleming.

Operating Results – Three Months Ended March 31, 2004

The following discussion compares food operating results for the quarter ended March 31, 2004 with the quarter ended March 31, 2003.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	(in millions)
	2004	2003	2004	2003
North American food	$5,399	$5,266	$846	$1,273
International food	2,294	2,093	191	261
Total food	$7,693	$7,359	$1,037	$1,534

North American food. Net revenues increased $133 million (2.5%), due primarily to favorable currency ($72 million) and higher volume/mix ($58 million). Higher pricing, reflecting commodity-driven price increases in Foodservice, was substantially offset by increased promotional spending.

Operating companies income decreased $427 million (33.5%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs relating to the Kraft restructuring program and the intangible asset impairment charge (aggregating $262 million), cost increases, net of higher pricing ($125 million, including higher commodity costs and increased promotional spending), higher benefit costs and higher marketing, administration and research expenses, partially offset by favorable currency ($11 million) and higher volume/mix.

Volume increased 1.0%. Volume gains were achieved in U.S. Cheese, Canada & North America Foodservice, due to share gains in cheese from promotional reinvestment spending and higher volume in Foodservice, due to higher shipments to national accounts. In U.S. Snacks, volume was flat, as higher snack nuts shipments were offset by lower biscuits volume. In U.S. Beverages & Grocery, volume declined, driven primarily by lower cereal and beverages volume, partially offset by growth in coffee, desserts and enhancers. In U.S. Convenient Meals, volume declined, due primarily to lower shipments of meals.

International food. Net revenues increased $201 million (9.6%), due primarily to favorable currency ($234 million), the impact of acquisitions ($11 million) and higher pricing (reflecting devaluation-driven cost increases in Latin America), partially offset by the impact of divestitures ($31 million), lower volume/mix ($13 million) and increased promotional spending.

Operating companies income decreased $70 million (26.8%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs related to the Kraft restructuring program and the intangible asset impairment charge (aggregating $46 million), higher marketing, administration and research costs ($27 million, including higher benefit costs and infrastructure investment in developing markets), cost increases ($15 million, including commodities and fixed manufacturing costs), and the impact of divestitures, partially offset by favorable currency ($24 million).

Volume decreased 0.9%, due primarily to the impact of divestitures, price competition and trade inventory reductions, partially offset by the impact of acquisitions.

In Europe, Middle East and Africa, volume decreased, as the impact of divestitures and declines in France and Russia were partially offset by the impact of acquisitions and gains in Germany and the United Kingdom. Beverages volume declined, due primarily to coffee price competition in France and lower refreshment beverage consumption in the Middle East, partially offset by higher coffee volume in Germany and Spain. In cheese, volume decreased, due primarily to the divestiture of a branded fresh cheese business in Italy, partially offset by higher shipments of cream cheese in the United Kingdom and Germany. In convenient meals, volume declined, due primarily to the divestiture of a European rice business. Snacks volume increased, benefiting from acquisitions and new confectionery product introductions in Germany, Austria and Spain, partially offset by price competition and trade inventory reductions in Russia. In grocery, volume increased, due primarily to gains in Egypt and the United Kingdom.

Volume increased in Latin America & Asia Pacific, due primarily to growth in Argentina, Brazil, China and Venezuela, partially offset by declines in Puerto Rico, Australia and Southeast Asia. Snacks volume increased, due primarily to new product introductions in Argentina, Brazil and China, and the 2003 national strike in Venezuela. In beverages, volume decreased, impacted by price competition in Puerto Rico and Mexico, partially offset by gains in China. In cheese and grocery, volume increased, driven by gains in Venezuela.

Financial Services

Business Environment

During 2003, PMCC shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of leased assets. Accordingly, PMCC’s operating companies income will decrease over time, although there may be fluctuations from quarter to quarter, as lease investments mature or are sold. During the first quarters of 2004 and 2003, PMCC received proceeds from asset sales and maturities of $153 million and $80 million, respectively, and recorded gains of $10 million and $9 million, respectively, in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major U.S. carriers. At March 31, 2004, approximately 27%, or $2.3 billion of PMCC’s investment in finance lease assets, related to aircraft. Two of PMCC’s lessees, Atlas Air, Inc. (“Atlas”) and United Air Lines, Inc. (“UAL”), are currently under bankruptcy protection. PMCC leases a Boeing 747-400 freighter aircraft to Atlas under a long-term leveraged lease with exposure of $42 million at March 31, 2004. PMCC, Atlas and the leveraged lease lenders have reached conditional agreements on the restructuring of PMCC’s lease. PMCC also leases 24 Boeing 757 aircraft to UAL, and its aggregate exposure to UAL totaled $589 million at March 31, 2004. PMCC has entered into an agreement with UAL to amend 18 of its leases subject to UAL’s successful emergence from bankruptcy, which is currently anticipated to occur later in 2004. UAL remains current on lease payments due to PMCC on these 18 amended leases.

A third airline lessee, US Airways Group, Inc. (“US Airways”) emerged from Chapter 11 bankruptcy protection in March 2003, at which time PMCC’s leveraged leases were assumed. However, since emergence from bankruptcy, the airline has not met the financial projections under its reorganization plan. On May 5, 2004, US Airways' corporate credit rating was reduced to CCC+ by Standard & Poor's. This reduction may jeopardize the airline’s financing commitments for additional regional jets, which are a key component of US Airways’ turnaround plan. Furthermore, US Airways’ management has stated that the airline will continue to experience severe financial losses without further cost cuts. PMCC’s exposure to US Airways totals $145 million at March 31, 2004.

It is possible that further adverse developments in the airline industry may require PMCC to increase its allowance for losses, which was $399 million at March 31, 2004.

Operating Results

	2004	2003
	(in millions)
Net revenues:
Quarter ended March 31,	$99	$116

Operating companies income:
Quarter ended March 31,	$70	$83

PMCC’s net revenues for the first quarter of 2004 decreased $17 million (14.7%) and operating companies income decreased $13 million (15.7%) from the comparable period in 2003, due primarily to the previously discussed change in strategy which resulted in lower income from leasing activities.

Financial Review

Net Cash Provided by Operating Activities

During the first quarter of 2004, net cash provided by operating activities was $289 million compared with $2.2 billion during the comparable 2003 period. The decrease of $1.9 billion was due primarily to the timing of payments for tobacco litigation settlement agreements, which were made in March of 2004 and in April of 2003. The impact of the timing of these payments is reflected in the year-over-year changes of the following line items in the condensed consolidated statements of cash flows: deferred income tax provision (benefit), income taxes and settlement charges.

Net Cash Used in Investing Activities

One element of the growth strategy of Kraft and PMI is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time Kraft sells businesses that are outside its core categories or that do not meet its growth or profitability targets.

During the first quarter of 2004, net cash used in investing activities was $368 million, compared with $444 million during the first quarter of 2003. The decrease from the first quarter of 2003 primarily reflects the discontinuation of finance asset investments, given PMCC’s change in strategic direction.

Net Cash Used in Financing Activities

During the first quarter of 2004, net cash used in financing activities was $577 million, compared with $933 million during the first quarter of 2003. The decrease primarily reflects ALG’s payments for common stock repurchases in 2003.

Debt and Liquidity

Credit Ratings – Following a $10.1 billion judgment on March 21, 2003 against PM USA in the Price litigation, which is discussed in Note 9, the three major credit rating agencies took a series of ratings actions resulting in the lowering of ALG’s short-term and long-term debt ratings. During 2003, Moody’s lowered ALG’s short-term debt rating from “P-1” to “P-3” and its long-term debt rating from “A2” to “Baa2.” Standard & Poor’s lowered ALG’s short-term debt rating from “A-1” to “A-2” and its long-term debt rating from “A-” to “BBB.” Fitch Rating Services lowered ALG’s short-term debt rating from “F-1” to “F-2” and its long-term debt rating from “A” to “BBB.”

While Kraft is not a party to, and has no exposure to, this litigation, its credit ratings were also lowered, but to a lesser degree. As a result of the rating agencies’ actions, borrowing costs for ALG and Kraft have increased.

None of ALG’s or Kraft’s debt agreements require accelerated repayment as a result of a decrease in credit ratings.

Credit Lines – ALG and Kraft each maintain separate revolving credit facilities that they have historically used to support the issuance of commercial paper. However, as a result of the rating agencies’ actions discussed above, ALG’s and Kraft’s access to the commercial paper market was temporarily eliminated in 2003. Subsequently, in April 2003, ALG and Kraft began to borrow against existing credit facilities to repay maturing commercial paper and to fund normal working capital needs. By the end of May 2003, Kraft regained its access to the commercial paper market, and in November 2003, ALG regained limited access to the commercial paper market.

In the table below, information is presented as of March 31, 2004 and April 30, 2004 to provide the most current information available. At March 31, 2004 and at April 30, 2004, credit lines for ALG and Kraft, and the related activity were as follows (in billions of dollars):

ALG		March 31, 2004			April 30, 2004
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day	$1.3	$—	$—	$1.3	$—	$—	$1.3
Multi-year	5.0		1.6	3.4	1.5	1.8	1.7
	$6.3	$—	$1.6	$4.7	$1.5	$1.8	$3.0

Kraft		March 31, 2004			April 30, 2004
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day	$2.5	$—	$0.4	$2.1	$—	$0.3	$2.2
Multi-year	2.0		2.0	—		2.0	—
	$4.5	$—	$2.4	$2.1	$—	$2.3	$2.2

The ALG multi-year revolving credit facility requires the maintenance of a fixed charges coverage ratio. The Kraft multi-year revolving credit facility, which is for the sole use of Kraft, requires the maintenance of a minimum net worth. ALG and Kraft met their respective covenants at March 31, 2004, and expect to continue to meet their respective covenants. The multi-year facilities, which both expire in July 2006, enable the respective companies to reclassify short-term debt on a long-term basis. At March 31, 2004, $2.0 billion of commercial paper borrowings that Kraft intends to refinance were reclassified as long-term debt. The ALG 364-day revolving credit facility expires in July 2004. It requires the maintenance of a fixed charges coverage ratio and prohibits ALG from repurchasing its common stock while borrowings are outstanding against either ALG’s 364-day or multi-year facility. In addition, the size of the 364-day facility will be reduced by 50% of the amount of the net proceeds of any long-term capital markets transactions completed by ALG. The Kraft 364-day revolving credit facility also expires in July 2004. It requires the maintenance of a minimum net worth. These facilities do not include any additional financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

In addition to the above, certain international subsidiaries of ALG and Kraft maintain uncommitted credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $1.4 billion for ALG subsidiaries (other than Kraft) and approximately $0.7 billion for Kraft subsidiaries, are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $0.5 billion at March 31, 2004.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $25.4 billion and $24.5 billion at March 31, 2004 and December 31, 2003, respectively. Total consumer products debt was $23.3 billion and $22.3 billion at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004 and December 31, 2003, Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.87 and 0.89, respectively. The ratio of total debt to total equity was 0.95 and 0.98 at March 31, 2004 and December 31, 2003, respectively.

During March 2004, Kraft filed a Form S-3 shelf registration statement with the SEC, under which Kraft may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $4.0 billion, when the Form S-3 filing becomes effective. This is in addition to the $250 million remaining under its previous shelf-registration, providing for a total capacity of $4.25 billion.

Guarantees - As discussed in Note 9, at March 31, 2004, Altria Group, Inc. had third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximating $244 million, of which $212 million have no specified expiration dates. The remainder expire through 2023, with $4 million expiring through March 31, 2005. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $49 million on its condensed consolidated balance sheet at March 31, 2004, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2004, subsidiaries of ALG were also contingently liable for $1.5 billion of guarantees related to their own performance, consisting of the following:

•

$1.3 billion of guarantees of excise tax and import duties related primarily to international shipments of tobacco products. In these agreements, a financial institution provides a guarantee of tax payments to the respective governments. PMI then issues a guarantee to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s condensed consolidated balance sheet.

•	$0.2 billion of other guarantees related to the tobacco and food businesses.

Although Altria Group, Inc.’s guarantees of its own performance are frequently short-term in nature, the short-term guarantees are expected to be replaced, upon expiration, with similar guarantees of similar amounts. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Tobacco Litigation Settlement Payments - As discussed previously and in Note 9, PM USA, along with other domestic tobacco companies, has entered into State Settlement Agreements that require the domestic tobacco industry to make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2005 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. PM USA and the other settling defendants also agreed to make payments to a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by four of the major domestic tobacco product manufacturers, including PM USA, over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (in 2005 through 2008, $500 million each year; and 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, industry volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer’s relative market share.

Litigation Escrow Deposits - As discussed in Note 9, in connection with obtaining a stay of execution in May 2001 in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the March 31, 2004 and December 31, 2003 condensed consolidated balance sheets as other assets. These amounts will be returned to PM USA should it prevail in its appeal of the case. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

In addition, in connection with obtaining a stay of execution in the Price case, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution. Since this note is the result of an intercompany financing arrangement, it does not appear on the condensed consolidated balance sheet of Altria Group, Inc. In addition, PM USA agreed to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note which are due in April 2008, 2009 and 2010. Through March 31, 2004, PM USA made $810 million of the cash deposits due under the judge’s order. Cash deposits into the account are included in other assets on the condensed consolidated balance sheet. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court.

With respect to certain adverse verdicts currently on appeal, other than the Engle and the Price cases discussed above, as of March 31, 2004, PM USA has posted various forms of security totaling $367 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. In addition, as discussed in Note 9, PMI placed €51 million in an escrow account pending appeal of an adverse verdict in Italy. These cash deposits are included in other assets on the condensed consolidated balance sheets.

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

Leases - PMCC’s investment in leases is included in finance assets, net, on the condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003. At March 31, 2004, PMCC’s net finance receivable of $7.7 billion in leveraged leases, which is included in Altria Group, Inc.’s condensed consolidated balance sheet as finance assets, net, consists of lease receivables ($27.7 billion) and the residual value of assets under lease ($2.2 billion), reduced by third-party nonrecourse debt ($18.6 billion) and unearned income ($3.6 billion). The payment of the nonrecourse debt is collateralized only by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at March 31, 2004 also includes net finance receivables for direct finance leases of $0.8 billion and an allowance for losses ($0.4 billion).

Equity and Dividends

During the first quarter 2003, ALG completed its three-year, $10 billion share repurchase program and began a one-year, $3 billion share repurchase program that expired in March 2004. Following the rating agencies’ actions in the first quarter of 2003, discussed above in “Credit Ratings,” ALG suspended its share repurchase program. Cumulative repurchases under the $3 billion authority totaled approximately 7.0 million shares at an aggregate cost of $241 million.

During the first quarters of 2004 and 2003, Kraft repurchased 4.9 million and 2.7 million shares of its Class A common stock at a cost of $163 million and $82 million, respectively. As of March 31, 2004, Kraft had repurchased 6.5 million shares of its Class A common stock, under its $700 million authority, at an aggregate cost of $213 million.

As discussed in Note 1. Accounting Policies, in January 2004, Altria Group, Inc. granted approximately 1.4 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 1.0 million equivalent shares. Restrictions on the shares lapse in the first quarter of 2007.

Dividends paid in the first quarters of 2004 and 2003 were $1.4 billion and $1.3 billion, respectively, an increase of 5.8%, primarily reflecting a higher dividend rate in 2004. During the third quarter of 2003, Altria Group, Inc.’s Board of Directors approved a 6.3% increase in the quarterly dividend rate to $0.68 per share. As a result, the present annualized dividend rate is $2.72 per share.

Market Risk

ALG’s subsidiaries operate globally, with manufacturing and sales facilities in various locations around the world. ALG and its subsidiaries utilize certain financial instruments to manage foreign currency and commodity exposures. Derivative financial instruments are used by ALG and its subsidiaries, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates and commodity prices, by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes.

A substantial portion of Altria Group, Inc.’s derivative financial instruments is effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the three months ended March 31,
	2004	2003
Loss at beginning of period	$(83)	$(77)
Derivative losses transferred to earnings	1	2
Change in fair value	12	28
Loss as of March 31,	$(70)	$(47)

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates. Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany forecasted transactions and balances. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At March 31, 2004 and December 31, 2003, Altria Group, Inc. had foreign exchange option and forward contracts with aggregate notional amounts of $14.4 billion and $13.6 billion, respectively. Included in the foreign currency aggregate notional amounts at March 31, 2004 and December 31, 2003, were $2.6 billion and $3.4 billion, respectively, of equal and offsetting foreign currency positions, which do not qualify as hedges and that will not result in any significant gain or loss. In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. A substantial portion of the foreign currency swap agreements are accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of March 31, 2004 and December 31, 2003. At March 31, 2004 and December 31, 2003, the notional amounts of foreign currency swap agreements aggregated $2.4 billion and $2.5 billion, respectively.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the quarters ended March 31, 2004 and 2003, losses of $37 million, net of income taxes, and losses of $65 million, net of income taxes, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities. Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials. Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At March 31, 2004 and December 31, 2003, Kraft had net long commodity positions of $144 million and $255 million, respectively. In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at March 31, 2004 and December 31, 2003.

Contingencies

See Note 9 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

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

The present litigation environment is substantially uncertain, and it is possible that our business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome of pending litigation, including certain of the verdicts against us that are on appeal. We intend to continue vigorously defending all tobacco-related litigation, although we may enter into settlement discussions in particular cases if we believe it is in the best interest of our stockholders to do so. Please see Note 9 for a discussion of pending tobacco-related litigation.

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

Our finance subsidiary, PMCC, holds investments in finance leases, principally in transportation (including aircraft), power generation and manufacturing equipment and facilities. Its lessees are also subject to intense competition and economic conditions. If counterparties to PMCC’s leases fail to manage through difficult economic and competitive conditions, PMCC may have to increase its allowance for losses, which would adversely affect our profitability.

Grocery Trade Consolidation. As the retail grocery trade continues to consolidate and retailers grow larger and become more sophisticated, they demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on private label products. If Kraft fails to use its scale, marketing expertise, branded products and category leadership positions to respond to these trends, its volume growth could slow or it may need to lower prices or increase promotional support of its products, any of which would adversely affect our profitability.

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

Strengthening Brand Portfolios Through Acquisitions and Divestitures. One element of the growth strategy of Kraft and PMI is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time Kraft sells businesses that are outside its core categories or that do not meet its growth or profitability targets. Acquisition opportunities are limited and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.

Food Raw Material Prices. The raw materials used by our food businesses are largely commodities that experience price volatility caused by external conditions, commodity market fluctuations, currency fluctuations and changes in governmental agricultural programs. Commodity price changes may result in unexpected increases in raw material and packaging costs, and our operating subsidiaries may be unable to increase their prices to offset these increased costs without suffering reduced volume, net revenue and operating companies income. We do not fully hedge against changes in commodity prices and our hedging strategies may not work as planned.

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

Item 4.       Controls and Procedures.

Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including ALG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, ALG’s Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective in timely alerting them to information relating to Altria Group, Inc. (including its consolidated subsidiaries) required to be included in ALG’s reports filed or submitted under the Securities and Exchange Act of 1934, as amended. There has been no change in Altria Group, Inc.’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Altria Group, Inc.’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 9. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 26, 2003, ALG’s Board of Directors approved a one-year, $3 billion share repurchase program. ALG began purchasing under the program in March 2003. Following the rating agencies’ actions in the first quarter of 2003, discussed in the Debt and Liquidity section of this report, ALG suspended its share repurchase program. ALG’s one-year, $3 billion share repurchase program expired in March 2004.

Item 4.       Submission of Matters to a Vote of Security Holders.

ALG’s annual meeting of stockholders was held in East Hanover, New Jersey on April 29, 2004. 1,726,993,015 shares of Common Stock, 84.3% of outstanding shares, were represented in person or by proxy.

The ten directors listed below were elected to a one-year term expiring in 2005.

	Number of Shares
	For	Withheld
Elizabeth E. Bailey	1,689,524,006	37,469,009
Mathis Cabiallavetta	1,698,328,533	28,664,482
Louis C. Camilleri	1,689,988,371	37,004,644
J. Dudley Fishburn	1,695,554,081	31,438,934
Robert E. R. Huntley	1,688,429,605	38,563,410
Thomas W. Jones	1,698,707,669	28,285,346
Lucio A. Noto	1,696,585,880	30,407,135
John S. Reed	1,698,729,471	28,263,544
Carlos Slim Helú	1,691,874,304	35,118,711
Stephen M. Wolf	1,688,308,568	38,684,447

The selection of PricewaterhouseCoopers LLP as independent auditors was approved: 1,681,572,498 shares voted in favor; 27,560,896 shares voted against and 17,859,621 shares abstained.

Five stockholder proposals were defeated:

Stockholder Proposal 1 – Philip Morris And Ways Of More Adequately Warning Pregnant Women: 48,413,739 shares voted in favor; 1,162,228,643 shares voted against and 516,350,633 shares abstained (including broker non-votes).

Stockholder Proposal 2 – Report On Health Risks Associated With Filters: 45,259,301 shares voted in favor; 1,186,132,837 shares voted against and 495,600,877 shares abstained (including broker non-votes).

Stockholder Proposal 3 – Political Disclosure Resolution: 87,714,146 shares voted in favor; 1,134,473,480 shares voted against and 504,805,389 shares abstained (including broker non-votes).

Stockholder Proposal 4 – Cease Promoting Light and Ultralight Brands: 60,516,255 shares voted in favor; 1,171,156,851 shares voted against and 495,319,909 shares abstained (including broker non-votes).

Stockholder Proposal 5 – Voluntarily Place Canadian—Type Warnings On All Its Cigarette Packs Worldwide: 60,322,327 shares voted in favor; 1,171,022,744 shares voted against and 495,647,944 shares abstained (including broker non-votes).

One stockholder proposal was withdrawn:

Stockholder Proposal 6 – Amend The By-Laws To Require That An Independent Director Who Has Not Served As The Chief Executive Of The Company Serve As Board Chair. This proposal was withdrawn by the proponent and therefore was not voted on at the annual meeting of stockholders.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

3	Amended By-Laws

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Pending Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

(b)

Reports on Form 8-K. The Registrant (i) filed a Current Report on Form 8-K on January 28, 2004, covering Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), containing the Registrant’s consolidated financial statements for the year ended December 31, 2003; (ii) furnished a Current Report on Form 8-K on January 28, 2004, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), containing the Registrant’s earnings release dated January 28, 2004; (iii) furnished a Current Report on Form 8-K on April 5, 2004, covering Item 9 (Regulation FD Disclosure), containing Philip Morris International Inc.’s press release dated April 3, 2004 concerning negotiations with the European Commission regarding a draft cooperation agreement; and (iv) furnished a Current Report on Form 8-K on April 20, 2004 covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) containing the Registrant’s earnings release dated April 20, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.
/s/ DINYAR S. DEVITRE
Dinyar S. Devitre Senior Vice President and Chief Financial Officer May 10, 2004