Form 10-Q
period 2004-06-30
ALTRIA GROUP INC
filed 2004-08-06
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Registrant’s telephone number, including area code (917) 663-4000

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

At July 30, 2004, there were 2,051,782,430 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Consumer products
Cash and cash equivalents	$5,031	$3,777

Receivables (less allowances of $128 and $135)	5,672	5,256

Inventories:
Leaf tobacco	3,228	3,591
Other raw materials	2,179	2,009
Finished product	3,809	3,940

	9,216	9,540

Other current assets	2,228	2,809

Total current assets	22,147	21,382

Property, plant and equipment, at cost	27,551	27,233
Less accumulated depreciation	11,778	11,166

	15,773	16,067

Goodwill	28,316	27,742
Other intangible assets, net	11,442	11,803
Other assets	12,047	10,641

Total consumer products assets	89,725	87,635

Financial services
Finance assets, net	8,055	8,393
Other assets	141	147

Total financial services assets	8,196	8,540

TOTAL ASSETS	$97,921	$96,175

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
LIABILITIES
Consumer products
Short-term borrowings	$2,576	$1,715
Current portion of long-term debt	1,749	1,661
Accounts payable	2,877	3,198
Accrued liabilities:
Marketing	2,471	2,443
Taxes, except income taxes	2,751	2,325
Employment costs	970	1,363
Settlement charges	2,338	3,530
Other	2,642	2,455
Income taxes	1,282	1,316
Dividends payable	1,398	1,387

Total current liabilities	21,054	21,393

Long-term debt	18,488	18,953
Deferred income taxes	7,479	7,295
Accrued postretirement health care costs	3,287	3,216
Minority interest	4,685	4,760
Other liabilities	6,858	7,161

Total consumer products liabilities	61,851	62,778

Financial services
Long-term debt	2,071	2,210
Deferred income taxes	5,816	5,815
Other liabilities	408	295

Total financial services liabilities	8,295	8,320

Total liabilities	70,146	71,098

Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,112	4,813
Earnings reinvested in the business	48,950	47,008
Accumulated other comprehensive losses (including currency translation of $1,641 and $1,578)	(2,125)	(2,125)

	52,872	50,631

Less cost of repurchased stock (754,317,308 and 768,697,895 shares)	(25,097)	(25,554)

Total stockholders’ equity	27,775	25,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,921	$96,175

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Net revenues	$44,847	$40,202
Cost of sales	16,720	15,556
Excise taxes on products	12,880	10,231

Gross profit	15,247	14,415
Marketing, administration and research costs	6,839	6,164
Domestic tobacco headquarters relocation charges	20	9
Domestic tobacco legal settlement		182
International tobacco E.C. agreement	250
Asset impairment and exit costs	485
Amortization of intangibles	9	5

Operating income	7,644	8,055
Interest and other debt expense, net	597	546

Earnings before income taxes and minority interest	7,047	7,509
Provision for income taxes	2,149	2,643

Earnings before minority interest	4,898	4,866
Minority interest in earnings and other, net	77	243

Net earnings	$4,821	$4,623

Per share data:
Basic earnings per share	$2.36	$2.28

Diluted earnings per share	$2.34	$2.27

Dividends declared	$1.36	$1.28

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2004	2003
Net revenues	$23,008	$20,831
Cost of sales	8,636	7,991
Excise taxes on products	6,563	5,344

Gross profit	7,809	7,496
Marketing, administration and research costs	3,468	3,111
Domestic tobacco headquarters relocation charges	10	9
Domestic tobacco legal settlement		182
International tobacco E.C. agreement	250
Asset impairment and exit costs	160
Amortization of intangibles	5	3

Operating income	3,916	4,191
Interest and other debt expense, net	297	263

Earnings before income taxes and minority interest	3,619	3,928
Provision for income taxes	963	1,382

Earnings before minority interest	2,656	2,546
Minority interest in earnings and other, net	29	109

Net earnings	$2,627	$2,437

Per share data:
Basic earnings per share	$1.28	$1.20

Diluted earnings per share	$1.27	$1.20

Dividends declared	$0.68	$0.64

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2003 and

the Six Months Ended June 30, 2004

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Rein- vested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repur- chased Stock	Total Stock- holders’ Equity
Balances, January 1, 2003	$935	$4,642	$43,259	$(2,951)	$(1,005)	$(3,956)	$(25,402)	$19,478

Comprehensive earnings:
Net earnings			9,204					9,204
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				1,373		1,373		1,373
Additional minimum pension liability					464	464		464
Change in fair value of derivatives accounted for as hedges					(6)	(6)		(6)

Total other comprehensive earnings								1,831

Total comprehensive earnings								11,035

Exercise of stock options and issuance of other stock awards		171	(93)				537	615
Cash dividends declared ($2.64 per share)			(5,362)					(5,362)
Stock repurchased							(689)	(689)

Balances, December 31, 2003	935	4,813	47,008	(1,578)	(547)	(2,125)	(25,554)	25,077

Comprehensive earnings:
Net earnings			4,821					4,821
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(63)		(63)		(63)
Additional minimum pension liability					(10)	(10)		(10)
Change in fair value of derivatives accounted for as hedges					73	73		73

Total other comprehensive earnings								—

Total comprehensive earnings								4,821

Exercise of stock options and issuance of other stock awards		299	(90)				457	666
Cash dividends declared ($1.36 per share)			(2,789)					(2,789)

Balances, June 30, 2004	$935	$5,112	$48,950	$(1,641)	$(484)	$(2,125)	$(25,097)	$27,775

Total comprehensive earnings were $2,213 million and $3,255 million, respectively, for the quarters ended June 30, 2004 and 2003, and $5,783 million for the first six months of 2003.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$4,704	$4,516
- Financial services	117	107

Net earnings	4,821	4,623
Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	772	680
Deferred income tax provision	954	597
Minority interest in earnings and other, net	77	243
Domestic tobacco headquarters relocation charges, net of cash paid	(7)	7
Domestic tobacco legal settlement, net of cash paid	(57)	182
International tobacco E.C. agreement, net of cash paid	250
Escrow bond for the Price domestic tobacco case	(610)
Asset impairment and exit costs, net of cash paid	415	(17)
Integration costs, net of cash paid	(1)	(8)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(410)	(173)
Inventories	333	90
Accounts payable	(365)	(593)
Income taxes	(376)	66
Accrued liabilities and other current assets	51	(525)
Domestic tobacco accrued settlement charges	(1,197)	(723)
Pension plan contributions	(709)	(711)
Other	321	135
Financial services
Deferred income tax provision		121
Other	104	158

Net cash provided by operating activities	4,366	4,152

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures	(715)	(899)
Purchases of businesses, net of acquired cash	(171)	(83)
Other	(18)	23
Financial services
Investments in finance assets	(2)	(360)
Proceeds from finance assets	384	92

Net cash used in investing activities	(522)	(1,227)

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance of short-term borrowings	$960	$5,353
Long-term debt proceeds	28	36
Long-term debt repaid	(535)	(872)
Financial services
Net issuance of short-term borrowings		314
Long-term debt repaid	(189)	(144)

Repurchase of Altria Group, Inc. common stock		(777)
Repurchase of Kraft Foods Inc. common stock	(314)	(86)
Dividends paid on Altria Group, Inc. common stock	(2,778)	(2,607)
Issuance of Altria Group, Inc. common stock	503	138
Other	(269)	(202)

Net cash (used in) provided by financing activities	(2,594)	1,153

Effect of exchange rate changes on cash and cash equivalents	4	189

Cash and cash equivalents:
Increase	1,254	4,267

Balance at beginning of period	3,777	565

Balance at end of period	$5,031	$4,832

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

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and other stock awards of $84 million (including $44 million related to Kraft awards) and $42 million (including $22 million related to Kraft awards) for the six months ended June 30, 2004 and 2003, respectively, and $44 million (including $23 million related to Kraft awards) and $25 million (including $13 million related to Kraft awards) for the three months ended June 30, 2004 and 2003, respectively.

In addition to restricted stock, Altria Group, Inc.’s stock-based employee compensation plans permit the issuance of stock options to employees. Altria Group, Inc. applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock options within those plans. No compensation expense for employee

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price not less than the market value of the common stock on the date of the grant. Net earnings, as reported, includes pre-tax compensation expense related to restricted stock and rights of $84 million and $42 million for the six months ended June 30, 2004 and 2003, respectively, and $44 million and $25 million for the three months ended June 30, 2004 and 2003, respectively. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the six months and the three months ended June 30, 2004 and 2003 (in millions, except per share data):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$4,821	$4,623	$2,627	$2,437
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	9	15	5	2

Pro forma net earnings	$4,812	$4,608	$2,622	$2,435

Earnings per share:
Basic - as reported	$2.36	$2.28	$1.28	$1.20

Basic - pro forma	$2.35	$2.27	$1.28	$1.20

Diluted - as reported	$2.34	$2.27	$1.27	$1.20

Diluted - pro forma	$2.33	$2.26	$1.27	$1.20

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Asset Impairment and Exit Costs:

For the six months and three months ended June 30, 2004, pre-tax asset impairment and exit costs consisted of the following:

		For the Six Months Ended June 30, 2004	For the Three Months Ended June 30, 2004
		(in millions)
Separation program	Domestic tobacco	$1
Separation program	International tobacco*	11	$11
Separation program	General corporate**	16	8
Restructuring program	North American food	284	39
Restructuring program	International food	124	90
Asset impairment	International tobacco*	12	12
Asset impairment	North American food	17
Asset impairment	International food	12
Asset impairment	General corporate**	3
Lease termination	General corporate**	5

Asset impairment and exit costs		$485	$160

*	During the second quarter of 2004, Philip Morris International Inc. (“PMI”) announced that it will close its Eger, Hungary facility and recorded pre-tax charges of $23 million for severance benefits and impairment charges.

**	During the six months and three months ended June 30, 2004, Altria Group, Inc. recorded pre-tax charges of $24 million and $8 million, respectively, primarily related to the streamlining of various corporate functions.

Kraft Restructuring Program

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments.

During the six months and three months ended June 30, 2004, Kraft recorded $437 million and $129 million, respectively, of asset impairment and exit costs on the condensed consolidated statements of earnings. During the six months ended June 30, 2004, these pre-tax charges were composed of $408 million of costs under the restructuring program and $29 million of impairment charges relating to intangible assets. During the second quarter of 2004, all pre-tax charges related to the restructuring program. These restructuring charges resulted from the 2004 announcement of the closing of ten plants, the termination of co-manufacturing agreements and the commencement of a number of workforce reduction programs. Approximately $137 million of the pre-tax charges incurred during the first six months of 2004 will result in cash payments. In addition, Kraft announced the planned closure of two additional plants as of June 30, 2004. The majority of the restructuring charges for these two plants, which are located within Europe, will be recorded upon local regulatory approval of the plant closures, which is expected in the second half of 2004. During the first quarter of 2004, Altria Group, Inc. also completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge at Kraft related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pre-tax restructuring liability activity for the six months ended June 30, 2004, was as follows (in millions):

	For the Six Months Ended June 30, 2004
	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	128	266	14	408
Cash spent	(35)		(8)	(43)
Charges against assets	(5)	(266)		(271)

Liability balance, June 30, 2004	$88	$—	$6	$94

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during the first six months of 2004, as part of the overall restructuring program, will result in the elimination of approximately 2,600 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of co-manufacturing agreements.

During the six months and the three months ended June 30, 2004, Kraft recorded $10 million and $9 million, respectively, of pre-tax implementation costs associated with the restructuring program in cost of sales on the condensed consolidated statements of earnings. These costs include the discontinuance of certain product lines and other incremental costs related to the closure of facilities.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost (income) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$128	$117	$90	$75
Interest cost	306	287	126	118
Expected return on plan assets	(459)	(470)	(150)	(140)
Amortization:
Unrecognized net loss from experience differences	76	18	24	15
Unrecognized prior service cost	9	8	8	6
Other expense			5

Net periodic pension cost (income)	$60	$(40)	$103	$74

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$62	$59	$45	$33
Interest cost	153	143	63	52
Expected return on plan assets	(231)	(236)	(75)	(58)
Amortization:
Unrecognized net loss from experience differences	38	8	12	7
Unrecognized prior service cost	5	4	4	2
Other expense			5

Net periodic pension cost (income)	$27	$(22)	$54	$36

Other expense above is due to additional pension benefits related to workforce reduction programs under Kraft’s restructuring program.

Employer Contributions

Altria Group, Inc. presently plans to make contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its U.S. funded plans. During the six months ended June 30, 2004, approximately $500 million of employer contributions were made to U.S. plans. Currently, Altria Group, Inc. anticipates making additional contributions of approximately $20 million during the remainder of 2004, based on current tax law. However, this estimate is subject to change, due primarily to either asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates. In addition, during the six months ended June 30, 2004, Altria Group, Inc. made pension plan contributions to non-U.S. plans of approximately $200 million.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$46	$42	$23	$21
Interest cost	142	142	71	71
Amortization:
Unrecognized net loss from experience differences	34	25	18	12
Unrecognized prior service cost	(12)	(12)	(6)	(6)

Net postretirement health care costs	$210	$197	$106	$98

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.

Altria Group, Inc. has elected to adopt FSP 106-2 prospectively in the third quarter of 2004. The impact for the second half of 2004 will be to reduce net postretirement health care costs and to increase net earnings by approximately $25 million (including approximately $20 million related to Kraft).

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill by segment was as follows (in millions):

	June 30, 2004	December 31, 2003
International tobacco	$2,081	$2,016
North American food	21,292	20,877
International food	4,943	4,849

Total goodwill	$28,316	$27,742

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible assets were as follows (in millions):

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$11,380		$11,758
Amortizable intangible assets	109	$47	84	$39

Total intangible assets	$11,489	$47	$11,842	$39

Non-amortizable intangible assets substantially consist of brand names. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the six months ended June 30, 2004 and 2003, was $9 million and $5 million, respectively, and $5 million and $3 million for the three months ended June 30, 2004 and 2003, respectively. Amortization expense for each of the next five years is estimated to be $20 million or less, assuming no additional transactions which require the amortization of intangible assets.

The movement in goodwill and intangible assets from December 31, 2003 is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2003	$27,742	$11,842
Changes due to:
Acquisitions	97	74
Currency	72	(12)
Other	405	(415)

Balance at June 30, 2004	$28,316	$11,489

As a result of Kraft’s common stock repurchases, ALG’s ownership percentage of Kraft has increased, thereby resulting in an increase in goodwill. Other, above, includes this additional goodwill as well as the reclassification to goodwill of certain amounts previously classified as indefinite life intangible assets, and the impact of Kraft’s intangible asset impairment.

Note 5. Financial Instruments:

During the six months and three months ended June 30, 2004 and 2003, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next eighteen months. At June 30, 2004, Altria Group, Inc. estimates derivative losses of $33 million, net of income taxes, reported in accumulated other comprehensive earnings (losses), will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at June 30, 2004 and 2003, Altria Group, Inc. recorded losses of $33 million, net of income taxes, and $115 million, net of income taxes, respectively, which represented effective hedges of net investments.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Loss at beginning of period	$(83)	$(77)	$(70)	$(47)
Derivative losses (gains) transferred to earnings	45	(39)	44	(41)
Change in fair value	28	130	16	102

(Loss) gain as of June 30	$(10)	$14	$(10)	$14

Note 6. Acquisitions:

During the first quarter of 2004, Kraft purchased a North American beverage business and PMI purchased a tobacco business in Finland. The total cost of acquisitions during the first six months of 2004 was $171 million.

During the second quarter of 2003, Kraft acquired a biscuits business in Egypt. The total cost of acquisitions during the first six months of 2003 was $83 million.

The operating results of businesses acquired were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 7. Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Net earnings	$4,821	$4,623	$2,627	$2,437

Weighted average shares for basic EPS	2,044	2,027	2,047	2,023
Plus incremental shares from assumed conversions:
Restricted stock and stock rights	3	1	3	1
Stock options	14	7	12	5

Weighted average shares for diluted EPS	2,061	2,035	2,062	2,029

Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock, the amount of the related unamortized compensation expense. For the six months and three months ended June 30, 2003, 75 million stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period). The number of stock options excluded for the six months and three months ended June 30, 2004 were immaterial.

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

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Net revenues:
Domestic tobacco	$8,586	$8,315	$4,582	$4,498
International tobacco	20,107	16,467	10,064	8,388
North American food	11,096	10,759	5,697	5,493
International food	4,802	4,441	2,508	2,348
Financial services	256	220	157	104

Net revenues	$44,847	$40,202	$23,008	$20,831

Earnings before income taxes and minority interest:
Operating companies income:
Domestic tobacco	$2,182	$1,755	$1,212	$1,013
International tobacco	3,303	3,293	1,468	1,603
North American food	1,909	2,613	1,063	1,340
International food	416	600	225	339
Financial services	195	165	125	82
Amortization of intangibles	(9)	(5)	(5)	(3)
General corporate expenses	(352)	(366)	(172)	(183)

Operating income	7,644	8,055	3,916	4,191
Interest and other debt expense, net	(597)	(546)	(297)	(263)

Earnings before income taxes and minority interest	$7,047	$7,509	$3,619	$3,928

Items affecting the comparability of results were as follows:

•

Domestic Tobacco Headquarters Relocation Charges – Philip Morris USA Inc. (“PM USA”) has substantially completed the move of its corporate headquarters from New York City to Richmond, Virginia. PM USA estimates that the total cost of the relocation will be approximately $110 million, including

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

compensation to those employees who did not relocate. Pre-tax charges of $20 million and $10 million were recorded in operating companies income of the domestic tobacco segment for the six months and three months ended June 30, 2004, respectively, and $9 million was recorded for the six months and three months ended June 30, 2003. To date, $89 million of relocation charges have been recorded. The relocation will require cash payments of approximately $60 million in 2004 and $20 million in 2005 and beyond. Cash payments of $27 million were made during the first six months of 2004, while total cash payments related to the relocation were approximately $60 million through June 30, 2004.

•	International Tobacco E.C. Agreement – On July 9, 2004, PMI entered into an agreement with the European Commission (“E.C.”) and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in the second quarter of 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement, approximately $100 million on the second anniversary and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, PMI will record charges for them as an expense in cost of sales when product is shipped. During the third quarter of 2004, PMI will begin accruing for payments due on the first anniversary of the agreement.

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

•	Domestic Tobacco Legal Settlement – During 2003, PM USA and certain other defendants reached an agreement with a class of U.S. tobacco growers and quota-holders to resolve a lawsuit related to tobacco leaf purchases. During the second quarter of 2003, PM USA recorded pre-tax charges of $182 million for its estimate of its obligation under the agreement.

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

Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms “Lights” and “Ultra Lights” constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. Exhibit 99.1 hereto lists certain tobacco-related actions pending as of August 1, 2004, and discusses certain developments in such cases since May 10, 2004. Plaintiffs’ theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below.

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of August 1, 2004, August 1, 2003 and August 1, 2002, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of August 1, 2004	Number of Cases Pending as of August 1, 2003	Number of Cases Pending as of August 1, 2002	Page References
Individual Smoking and Health Cases (1)	253	334	434	26; Exhibit 99.1, page 1
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	8	41	21	26; Exhibit 99.1, pages 2-3
Health Care Cost Recovery Actions	12	42	43	27-29; Exhibit 99.1, pages 3-6
Lights/Ultra Lights Class Actions	22	20	13	29-30; Exhibit 99.1, pages 6-7
Tobacco Price Cases	2	37	36	30; Exhibit 99.1, page 8
Cigarette Contraband Cases	2	5	5	31; Exhibit 99.1, page 9
Asbestos Contribution Cases	3	7	9	31; Exhibit 99.1, pages 8-9

(1)	Does not include 2,705 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages.

(2)	Includes as one case the aggregated claims of 980 individuals that are proposed to be tried in a single proceeding in West Virginia.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 121 smoking and health cases brought on behalf of individuals (Argentina (48), Australia, Brazil (43), Czech Republic (2), France, Ireland, Israel (2), Italy (19), Scotland, Spain (2) and Venezuela), compared with approximately 97 such cases on August 1, 2003, and 73 such cases on August 1, 2002. The increase in cases at August 1, 2004 compared to prior periods is due primarily to new cases being filed in Brazil and Italy. In addition, as of August 1, 2004, there were three smoking and health putative class actions pending outside the United States (Brazil and Canada (2)) compared with nine such cases on

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

August 1, 2003, and eight such cases on August 1, 2002. In addition, four health care cost recovery actions are pending in Israel, Canada, France and Spain against PMI or its affiliates. In addition, a Lights/Ultra Lights case is pending in Israel.

Pending and Upcoming Trials

As set forth in Exhibit 99.2 hereto, certain cases against PM USA are scheduled for trial through the end of 2005, including the case, scheduled for trial in September 2004, brought by the United States government in which ALG is also a defendant (discussed below) and a health care cost recovery case brought by the City of St. Louis, Missouri in which ALG is a defendant. In addition, an estimated 15 individual smoking and health cases are scheduled for trial through the end of 2005, including one case scheduled for trial in Florida in October 2004 and one case scheduled for trial in California in November 2004. Also, one case brought by a flight attendant seeking compensatory damages for personal injuries allegedly caused by ETS is scheduled for trial in Florida in October 2004. Cases against other tobacco companies are also scheduled for trial through the end of 2005. Trial dates are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 37 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 23 of the 37 cases. These 23 cases were tried in California (2), Florida (7), Mississippi, Missouri, New Hampshire, New Jersey, New York (3), Ohio (2), Pennsylvania, Rhode Island, Tennessee (2) and West Virginia. Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, Florida, Missouri, New Hampshire, and Pennsylvania. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial.

The chart below lists the verdicts and post-trial developments in the 14 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the court entered judgment in the amount of the verdict, plus prejudgment interest accruing from the date the suit commenced. As of June 30, 2004, the amount of prejudgment interest was approximately $340 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. PM USA’s motion for judgment notwithstanding the verdict or a new trial is pending. See the discussion of the Scott case under the heading “Smoking and Health Litigation — Smoking and Health Class Actions.”

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	In March 2004, the court denied defendants’ post-trial motions challenging the verdict. PM USA has appealed.

April 2003	Florida/ Eastman	Individual Smoking and Health	$6.54 million in compensatory damages, against all defendants, including $2.62 million against PM USA.	In May 2004, the Florida Second District Court of Appeal affirmed the judgment entered by the trial court. PM USA has recorded a provision of $3.7 million in connection with this case. PM USA’s motion for rehearing is pending.

March 2003	Illinois/Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	The Illinois Supreme Court has agreed to hear PM USA’s appeal. See the discussion of the Price case under the heading “Certain Other Tobacco-Related Litigation — Lights/Ultra Lights Cases.”

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

June 2002	Florida/ French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the trial court reduced the damages award to $500,000. PM USA’s share of the damages award is approximately $251,000. Plaintiff and defendants have appealed.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. If a judgment is entered in this case, PM USA intends to appeal.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

June 2001	California/ Boeken	Individual Smoking and Health	$5.5 million in compensatory damages and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

June 2001	New York/ Empire Blue Cross and Blue Shield	Health Care Cost Recovery	$17.8 million in compensatory damages against all defendants, including $6.8 million against PM USA.	In February 2002, the trial court awarded plaintiffs $38 million in attorneys’ fees. In September 2003, the United States Court of Appeals for the Second Circuit reversed the portion of the judgment relating to subrogation, certified questions relating to plaintiff’s direct claims of deceptive business practices to the New York Court of Appeals and deferred its ruling on the appeal of the attorneys’ fees award pending the ruling on the certified questions.

July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs petitioned the Florida Supreme Court for further review. In May 2004, the Florida Supreme Court agreed to review the case. See “Engle Class Action” below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiffs negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in marketing, administration and research costs on the 2002 consolidated statement of earnings as its best estimate of the probable loss in this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the punitive damages award. PM USA intends to file a petition for review with the Oregon Supreme Court.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 1999	California/ Henley	Individual Smoking and Health	$1.5 million in compensatory damages and $50 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $25 million and PM USA and plaintiff appealed. In September 2003, a California Court of Appeal, citing the State Farm decision, reduced the punitive damages award to $9 million, but otherwise affirmed the judgment for compensatory damages, and PM USA petitioned the California Supreme Court for further review. In April 2004, the California Supreme Court granted PM USA’s petition, but will not rule on PM USA’s appeal until the resolution of certain other cases.

In addition to the cases discussed above, in October 2003, an appellate court in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $256,000 and other unspecified damages. PMI’s Brazilian affiliate has appealed to a larger panel of the appellate court.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of August 1, 2004, PM USA has posted various forms of security totaling approximately $350 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the June 30, 2004 and December 31, 2003 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review and, in May 2004, the Florida Supreme Court agreed to review the case.

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

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of funds to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. The jury was not permitted to award damages during the first phase of the trial. The second phase of the trial began in March 2004. In May 2004, the jury awarded plaintiffs approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program. In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest, accruing from the date the suit commenced. As of June 30, 2004, the amount of prejudgment interest was approximately $340 million. PM USA’s share of the jury award and pre-judgment interest has not been allocated. PM USA’s motion for judgment notwithstanding the verdict or a new trial is pending.

In November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM USA, and plaintiffs appealed. In May 2004, the West Virginia Supreme Court affirmed the judgment entered by the trial court. In June 2004, plaintiffs’ motion for rehearing was denied.

Altria Group, Inc. and Subsidiaries

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In June 2001, a New York jury returned a verdict awarding $6.83 million in compensatory damages against PM USA and a total of $11 million against four other defendants in a health care cost recovery action brought by a Blue Cross and Blue Shield plan, and defendants, including PM USA, appealed. See the above discussion of the Empire Blue Cross and Blue Shield case under the heading “Recent Trial Results” for the post-trial developments in this case. Trial in the health care cost recovery case brought by the City of St. Louis, Missouri in which PM USA and ALG are defendants is scheduled for June 2005.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In April 2004, a lawsuit was filed in state court in Los Angeles, California, on behalf of all California residents who purchased cigarettes in California from April 2000 to the present, alleging that the MSA enabled the defendants, including PM USA and ALG, to engage in unlawful price fixing and market sharing agreements. The complaint sought damages and also sought to enjoin defendants from continuing to operate under those provisions of the MSA that allegedly violate California law. In June, plaintiffs dismissed this case and refiled a substantially similar complaint in federal court in San Francisco, California. The new complaint is brought on behalf of the same purported class but differs in that it covers purchases from June 2000 to the present, names the Attorney General of California as a defendant, and does not name ALG as a defendant. In May 2000, a similar lawsuit was filed in state court in Oklahoma, on behalf of a class of Oklahoma residents who purchased cigarettes from June 2000 until the present. The Oklahoma lawsuit named PM USA and ALG, among others, as defendants. In July 2004, plaintiffs voluntarily dismissed the Oklahoma case.

A putative class action brought on behalf of certain importers of cigarettes against the New York State Attorney General and Commissioner of Taxation & Finance alleging that the MSA and certain statutes enacted in New

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks what it alleges to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under RICO. The government alleges that disgorgement by defendants of approximately $280 billion is an appropriate remedy. In May 2004, the court issued an order denying defendants’ motion for partial summary judgment limiting the disgorgement remedy. In June 2004, the trial court certified that order for immediate appeal, and in July 2004, the United States Court of Appeals for the District of Columbia agreed to hear the immediate appeal on an expedited basis. In July 2004, the court found that PM USA had inadequately complied with a document preservation order and ordered that persons who failed to comply with PM USA’s document retention program will not be permitted to testify at trial and PM USA and ALG jointly pay $2,750,000 to the court by September 1, 2004. This amount will be recorded as an expense in the third quarter of 2004. PM USA and ALG have sought rehearing of the judge’s ruling. Trial of the case is currently scheduled for September 2004.

Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these class actions allege, among other things, that the use of the terms “Lights” and/or “Ultra Lights” constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. Cases are pending in Arkansas, Delaware, Florida, Georgia, Illinois (2), Louisiana, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, Ohio (2), Oregon, Tennessee, Washington, West Virginia (2) and Wisconsin. In addition, a case is pending in Israel. To date, trial courts in Arizona and Minnesota have refused to certify classes in these cases, and appellate courts in Florida and Massachusetts have overturned class certifications by trial courts. The decertification decision in Massachusetts is currently on appeal to Massachusetts’ highest court. Plaintiffs in the Florida case have filed a motion for rehearing. Trial courts have certified classes against PM USA in the Price case in Illinois and in Missouri and Ohio (2). PM USA has appealed or otherwise challenged these class certification orders. In January 2004, plaintiffs in a case in California voluntarily dismissed their case without prejudice.

With respect to the Price case, trial commenced in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc.) The judge’s order also requires PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal of the note, which are due in April 2008, 2009 and 2010. Through June 30, 2004, PM USA paid $1.2 billion of the cash payments due under the judge’s order. (Cash payments into the account are included in other assets on Altria Group, Inc.’s condensed consolidated balance sheet at June 30, 2004.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any of a number of legal and factual grounds that it is pursuing on appeal.

Tobacco Price Cases: As of August 1, 2004, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases; however, the New Mexico Court of Appeals has agreed to hear defendants’ appeal of the class certification decision.

Wholesale Leaders Cases: In June 2003, certain wholesale distributors of cigarettes filed suit against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In January 2004, Tennessee filed a motion to dismiss its complaint, and the complaint was dismissed without prejudice in March 2004. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending an expedited appeal. Trial is scheduled for March 2005. In December 2003, a tobacco manufacturer filed a similar lawsuit against PM USA in Michigan seeking unspecified monetary damages in which it alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. Plaintiff has voluntarily dismissed its claims alleging price discrimination, and in July 2004, the court granted defendants’ motion to dismiss the attempt-to-monopolize claim.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

class certification. Defendants petitioned the United States Court of Appeals for the Second Circuit for review of the trial court’s ruling, and the Second Circuit agreed to hear defendants’ petition. The parties are awaiting the Second Circuit’s decision. Trial of the case has been stayed pending resolution of defendants’ petition.

Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases. Plaintiffs have appealed. In July 2004, the court issued a preliminary ruling granting in part and denying in part defendants’ motion for summary judgment in the other case.

In May 2004, a lawsuit was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA and ALG, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2004, plaintiffs voluntarily dismissed ALG from the case.

Asbestos Contribution Cases: These cases, which have been brought on behalf of former asbestos manufacturers and affiliated entities against PM USA and other cigarette manufacturers, seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking.

Cigarette Contraband Cases: As of August 1, 2004, the European Community and ten member states and various Departments of Colombia had filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and unspecified injunctive relief. In February 2002, the trial court granted defendants’ motions to dismiss the actions. Plaintiffs in each case appealed. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases. In April 2004, plaintiffs petitioned the United States Supreme Court for further review. The European Community and the 10 member states moved to dismiss their petition on July 26, 2004 following the agreement entered into among PMI, the European Commission and 10 member states of the EU. See “Tobacco — Business Environment – Cooperation Agreement between PMI and the European Commission.” It is possible that future litigation related to cigarette contraband issues may be brought.

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM USA has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211 but, by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys’ fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM USA’s motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court’s dismissal would, if affirmed, be binding on all plaintiffs. In

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

January 2004, the Sixth Circuit affirmed in part and reversed in part the trial court’s ruling that granted PM USA’s motion for summary judgment. The Sixth Circuit denied PM USA’s petition for rehearing in March 2004. The Sixth Circuit stayed the mandate to the district court to allow PM USA to seek further review from the United States Supreme Court. PM USA has filed its petition with the Supreme Court.

Certain Other Actions

Italian Tax Matters: In recent years, approximately two hundred tax assessments alleging nonpayment of taxes in Italy were served upon certain affiliates of PMI. These assessments were in various stages of appeal. In 2003, certain affiliates of PMI invoked the amnesty provisions of a recently enacted Italian fiscal law and agreed with the Italian tax authorities to resolve most of the assessments issued to that date for the euro equivalent of $317 million, including statutory interest, to be paid in twelve quarterly installments over a three-year period. However, amnesty was not invoked for various direct tax assessments that were duplicative of other assessments for which amnesty was invoked. Legal proceedings continue in order to resolve these duplicative assessments.

In April and May 2004, certain affiliates of PMI agreed with the Italian tax authorities to settle some of the remaining assessments for the euro equivalent of $32 million (including interest and penalties). The same PMI affiliates also agreed with the Italian tax authorities during the second quarter of 2004 to settle potential claims for value-added and income taxes for the years 1996, 1999, 2000 and 2001 for the euro equivalent of $22 million (including interest and penalties). Consequently, as of June 30, 2004, PMI believes it has resolved all significant issues related to the Italian tax assessments.

Italian Antitrust Case: During 2001, the competition authority in Italy initiated an investigation into the pricing activities by participants in that cigarette market. In March 2003, the authority issued its findings, and imposed fines totaling €50 million on certain affiliates of PMI. PMI’s affiliates appealed to the administrative court, which rejected the appeal in July 2003. PMI believes that its affiliates have numerous grounds for appeal, and in February 2004, its affiliates appealed to the supreme administrative court. However, under Italian law, if fines are not paid within certain specified time periods, interest and eventually penalties will be applied to the fines. Accordingly, in December 2003, pending final resolution of the case, PMI’s affiliates paid €51 million representing the fines and any applicable interest to the date of payment. The €51 million will be returned to PMI’s affiliates if they prevail on appeal. Accordingly, the payment has been included in other assets on Altria Group, Inc.’s consolidated balance sheets.

It is not possible to predict the outcome of the litigation pending against ALG and its subsidiaries. Litigation is subject to many uncertainties. As discussed above under “Recent Trial Results,” unfavorable verdicts awarding substantial damages against PM USA have been returned in 14 cases since 1999 and these cases are in various post-trial stages. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. In the event of an adverse trial result in certain pending litigation, the defendant may not be able to obtain a required bond or obtain relief from bonding requirements in order to prevent a plaintiff from seeking to collect a judgment while an adverse verdict is being appealed. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of judges and jurors with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

Guarantees

At June 30, 2004, Altria Group, Inc.’s third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $245 million, of which $211 million have no specified expiration dates. The remainder expire through 2023, with $5 million expiring through June 30, 2005. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $50 million on its condensed consolidated balance sheet at June 30, 2004, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG, through its wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), and its majority-owned (84.9%) subsidiary, Kraft Foods Inc. (“Kraft”), is engaged in the manufacture and sale of various consumer products, including cigarettes, packaged grocery products, snacks, beverages, cheese and convenient meals. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.

Executive Summary

The following executive summary is intended to provide highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the six months ended June 30, 2004 – The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) for the six months ended June 30, 2004, from the six months ended June 30, 2003, were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the six months ended June 30, 2003	$4,623	$2.27

2004 Domestic tobacco headquarters relocation charges	(13)	(0.01)
2004 International tobacco E.C. agreement	(161)	(0.08)
2004 Asset impairment, exit and implementation costs	(274)	(0.13)

Subtotal 2004 items	(448)	(0.22)

2003 Domestic tobacco legal settlement	118	0.06
2003 Domestic tobacco headquarters relocation charges	6	—

Subtotal 2003 items	124	0.06

Currency	273	0.13
Lower effective tax rate	331	0.16
Higher shares outstanding		(0.03)
Operations	(82)	(0.03)

For the six months ended June 30, 2004	$4,821	$2.34

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – In January 2004, Kraft announced a multi-year restructuring program. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, including an estimated range of $750 million to $800 million in 2004. During the six months ended June 30, 2004, Kraft recorded pre-tax charges of $437 million for this program and other intangible asset impairment charges. For further details, see the Food Business Environment section of the following Discussion and Analysis.

International Tobacco E.C. Agreement – On July 9, 2004, PMI entered into an agreement with the European Commission (“E.C.”) and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million which was recorded as a pre-tax charge against its earnings in the second quarter of 2004.

The favorable currency impact on net earnings and diluted EPS is due primarily to the weakness of the U.S. dollar versus the euro and other currencies.

The effective tax rate decreased by 4.7 percentage points to 30.5%, reflecting the reversal of $355 million of tax accruals that are no longer required due to foreign tax events that were resolved during the first six months of 2004.

Higher shares outstanding during the six months ended June 30, 2004, reflect exercises of employee stock options and the impact of a higher average stock price on the number of incremental shares from the assumed conversion of outstanding employee stock options.

The decrease in results from operations was due primarily to the following:

■	Lower North American food income reflecting higher commodity and benefit costs, and increased promotional programs.

■	Lower international food income reflecting higher costs, including benefits, promotional programs and infrastructure investment in developing markets.

■	Lower international tobacco income reflecting lower volume in the higher margin markets of France, Italy and Germany and increased marketing and infrastructure expenditures, partially offset by higher pricing.

These decreases were partially offset by:

■	Higher domestic tobacco income, reflecting a favorable comparison to the first six months of 2003, which included incremental costs associated with PM USA’s move to an off-invoice promotional allowance.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Operating Results for the three months ended June 30, 2004 – The changes in Altria Group, Inc.’s net earnings and diluted EPS for the three months ended June 30, 2004 from the three months ended June 30, 2003, respectively, were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the three months ended June 30, 2003	$2,437	$1.20

2004 Domestic tobacco headquarters relocation charges	(6)	—
2004 International tobacco E.C. agreement	(161)	(0.08)
2004 Asset impairment, exit and implementation costs	(94)	(0.05)

Subtotal 2004 items	(261)	(0.13)

2003 Domestic tobacco legal settlement	118	0.06
2003 Domestic tobacco headquarters relocation charges	6	—

Subtotal 2003 items	124	0.06

Currency	93	0.05
Lower effective tax rate	308	0.15
Higher shares outstanding		(0.02)
Operations	(74)	(0.04)

For the three months ended June 30, 2004	$2,627	$1.27

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – During the three months ended June 30, 2004, Kraft recorded pre-tax charges of $129 million for its restructuring program. For further details, see the Food Business Environment section of the following Discussion and Analysis.

International Tobacco E.C. Agreement – As discussed above, PMI recorded a pre-tax charge of $250 million against its earnings in the second quarter of 2004 related to this agreement.

The favorable currency impact on net earnings and diluted EPS is due primarily to the weakness of the U.S. dollar versus the euro and other currencies.

The effective tax rate decreased by 8.6 percentage points to 26.6% reflecting the reversal of $320 million of tax accruals that are no longer required due to foreign tax events that were resolved during the second quarter of 2004.

Higher shares outstanding during the three months ended June 30, 2004, reflect exercises of employee stock options and the impact of a higher average stock price on the number of incremental shares from the assumed conversion of outstanding employee stock options.

The decrease in results from operations was due primarily to the following:

■	Lower North American food income reflecting higher commodity and benefit costs, and increased promotional programs.
■	Lower international food income reflecting higher costs, including benefits and promotional programs, and unfavorable mix.

These decreases were partially offset by:

■	$84 million of gains on the sale of assets by PMCC.

■	Higher international tobacco pricing and the impact of acquisitions.

■	Higher domestic tobacco income, reflecting higher volume and an improved mix.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2004 Forecasted Results – Altria Group, Inc. continues to forecast 2004 full-year diluted EPS in a range of $4.50 to $4.60, as the positive impact of the tax benefit in the second quarter of 2004 will essentially offset the combined impact of lower EPS projections for Kraft and charges related to the international tobacco agreement with the European Community.

The factors described in the section entitled Cautionary Factors That May Affect Future Results of the following Discussion and Analysis represent continuing risks to these projections.

Discussion and Analysis

Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Net Revenues:
Domestic tobacco	$8,586	$8,315	$4,582	$4,498
International tobacco	20,107	16,467	10,064	8,388
North American food	11,096	10,759	5,697	5,493
International food	4,802	4,441	2,508	2,348
Financial services	256	220	157	104

Net revenues	$44,847	$40,202	$23,008	$20,831

Operating Income:
Operating companies income:
Domestic tobacco	$2,182	$1,755	$1,212	$1,013
International tobacco	3,303	3,293	1,468	1,603
North American food	1,909	2,613	1,063	1,340
International food	416	600	225	339
Financial services	195	165	125	82
Amortization of intangibles	(9)	(5)	(5)	(3)
General corporate expenses	(352)	(366)	(172)	(183)

Operating income	$7,644	$8,055	$3,916	$4,191

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

The following events occurred during the six months ended June 30, 2004 and 2003, that affected the comparability of statement of earnings amounts.

•

Domestic Tobacco Headquarters Relocation Charges – PM USA has substantially completed the move of its corporate headquarters from New York City to Richmond, Virginia. PM USA estimates that the total cost of the relocation will be approximately $110 million, including compensation to those employees who did not relocate. Pre-tax charges of $20 million and $10 million were recorded in operating companies income of the domestic tobacco segment for the six months and three months ended June 30, 2004, respectively, and $9 million was recorded for the six months and three months ended June 30, 2003. To date, $89 million of relocation charges have been recorded. The relocation will require cash payments of approximately $60 million in 2004 and $20 million in 2005 and beyond. Cash payments of $27 million were made during the first six months of 2004, while total cash payments related to the relocation were approximately $60 million through June 30, 2004.

•	International Tobacco E.C. Agreement – On July 9, 2004, PMI entered into an agreement with the E.C. and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in the second quarter of 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement, approximately $100 million on the second anniversary and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, PMI will record charges for them as an expense in cost of sales when product is shipped. During the third quarter of 2004, PMI will begin accruing for payments due on the first anniversary of the agreement.

•	Asset Impairment and Exit Costs – For the six months and three months ended June 30, 2004, pre-tax asset impairment and exit costs consisted of the following:

		For the Six Months Ended June 30, 2004	For the Three Months Ended June 30, 2004
		(in millions)
Separation program	Domestic tobacco	$1
Separation program	International tobacco*	11	$11
Separation program	General corporate**	16	8
Restructuring program	North American food	284	39
Restructuring program	International food	124	90
Asset impairment	International tobacco*	12	12
Asset impairment	North American food	17
Asset impairment	International food	12
Asset impairment	General corporate**	3
Lease termination	General corporate**	5

Asset impairment and exit costs		$485	$160

*	During the second quarter of 2004, PMI announced that it will close its Eger, Hungary facility and recorded pre-tax charges of $23 million for severance benefits and impairment charges.

**	During the six months and three months ended June 30, 2004, Altria Group, Inc. recorded pre-tax charges of $24 million and $8 million, respectively, primarily related to the streamlining of various corporate functions.

There were no asset impairment and exit costs during the six months and three months ended June 30, 2003.

•	Domestic Tobacco Legal Settlement – During 2003, PM USA and certain other defendants reached an agreement with a class of U.S. tobacco growers and quota-holders to resolve a lawsuit related to tobacco leaf purchases. During the second quarter of 2003, PM USA recorded pre-tax charges of $182 million for its estimate of its obligation under the agreement.

Consolidated Results of Operations for the Six Months Ended June 30, 2004

The following discussion compares consolidated operating results for the six months ended June 30, 2004, with the six months ended June 30, 2003.

Net revenues increased $4.6 billion (11.6%), due primarily to an increase in net revenues from the tobacco and the North American food businesses and favorable currency.

Operating income decreased $411 million (5.1%), due primarily to the 2004 pre-tax charges for the international tobacco E.C. agreement and asset impairment and exit costs, primarily related to the Kraft restructuring program, and lower operating results from the food businesses. These decreases were partially offset by the favorable impact of currency, 2003 pre-tax charges for the domestic tobacco legal settlement and higher operating results from the domestic tobacco business.

Currency movements increased net revenues by $2.2 billion ($1.2 billion, after excluding the impact of currency movements on excise taxes) and operating income by $422 million. Increases in net revenues and operating income were due primarily to the weakness versus prior year of the U.S. dollar, primarily against the euro, Japanese yen and Russian ruble.

Altria Group, Inc.’s effective tax rate decreased by 4.7 percentage points to 30.5%. This decrease was due primarily to the reversal of $355 million of tax accruals that are no longer required due to foreign tax events that were resolved during the first six months of 2004.

Expenses for minority interest in earnings and other, net, decreased by $166 million from the first six months of 2003, due to lower net earnings at Kraft and higher equity earnings from SABMiller.

Net earnings of $4.8 billion increased $198 million (4.3%), due primarily to the favorable impact of currency, a lower effective tax rate, 2003 pre-tax charges for the domestic tobacco legal settlement and higher operating income from the domestic tobacco business, partially offset by the 2004 pre-tax charges for the international tobacco E.C. agreement and asset impairment and exit costs, primarily related to the Kraft restructuring program, and lower operating income from the food businesses. Diluted and basic earnings per share of $2.34 and $2.36, respectively, increased by 3.1% and 3.5%, respectively.

Consolidated Results of Operations for the Three Months Ended June 30, 2004

The following discussion compares consolidated operating results for the three months ended June 30, 2004, with the three months ended June 30, 2003.

Net revenues increased $2.2 billion (10.5%), due primarily to an increase in net revenues from the tobacco and North American food businesses and favorable currency.

Operating income decreased $275 million (6.6%), due primarily to the 2004 pre-tax charges for the international tobacco E.C. agreement and asset impairment and exit costs, primarily related to the Kraft restructuring program, and lower operating results from the food businesses, partially offset by the favorable impact of currency, 2004 gains on asset sales in financial services, 2003 pre-tax charges for the domestic tobacco legal settlement and higher operating results from the tobacco businesses.

Currency movements increased net revenues by $946 million ($534 million, after excluding the impact of currency movements on excise taxes) and operating income by $144 million. Increases in net revenues and operating income were due primarily to the weakness versus prior year of the U.S. dollar, primarily against the euro, Japanese yen and Russian ruble.

Altria Group, Inc.’s effective tax rate decreased by 8.6 percentage points to 26.6%. This decrease was due primarily to the reversal of $320 million of tax accruals that are no longer required due to foreign tax events that were resolved during the second quarter of 2004.

Expenses for minority interest in earnings and other, net, decreased by $80 million from the second quarter of 2003, due to lower net earnings at Kraft and higher equity earnings from SABMiller.

Net earnings of $2.6 billion increased $190 million (7.8%), due primarily to a lower effective tax rate in 2004, the 2003 charge for the domestic tobacco legal settlement, favorable currency, higher operating income from the tobacco businesses and 2004 gains on asset sales in financial services, partially offset by 2004 pre-tax charges for asset impairment and exit costs, primarily related to the Kraft restructuring program, and the international tobacco E.C. agreement, and lower operating income from the food businesses. Diluted and basic earnings per share of $1.27 and $1.28, respectively, increased by 5.8% and 6.7%, respectively.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and abroad, faces a number of challenges that may continue to adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and ALG. These challenges, which are discussed below, include:

•	the civil lawsuit, which is currently scheduled for trial in September 2004, filed by the United States federal government seeking approximately $280 billion from various cigarette manufacturers and others, including PM USA and ALG, discussed in Note 9. Contingencies (“Note 9”);

•	a compensatory and punitive damages judgment totaling approximately $10.1 billion against PM USA in the Price Lights/Ultra Lights class action, and punitive damages verdicts against PM USA in other smoking and health cases discussed in Note 9;

•	pending and threatened litigation and bonding requirements as discussed in Note 9;

•	competitive disadvantages related to price increases in the United States attributable to the settlement of certain tobacco litigation;

•	actual and proposed excise tax increases as well as changes in tax structure in foreign markets;

•	the sale of counterfeit cigarettes by third parties;

•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations involving contraband shipments of cigarettes;

•	governmental investigations;

•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;

•	actual and proposed restrictions on imports in certain jurisdictions outside the United States;

•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales inside and outside the United States;

•	governmental and private bans and restrictions on smoking;

•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking;

•	governmental regulations setting ignition propensity standards for cigarettes; and

•	other actual and proposed tobacco legislation both inside and outside the United States.

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

These tax increases are expected to continue to have an adverse impact on sales of cigarettes by PM USA and PMI, due to lower consumption levels and to a shift in sales from the premium to the non-premium or discount segments or to other low-priced tobacco products or to sales outside of legitimate channels.

Tar and Nicotine Test Methods and Brand Descriptors: A number of governments and public health organizations throughout the world have determined that the existing standardized machine-based methods for measuring tar and nicotine yields do not provide useful information about tar and nicotine deliveries and that such results are misleading to smokers. For example, in the 2001 publication of Monograph 13, the U.S. National Cancer Institute (“NCI”) concluded that measurements based on the Federal Trade Commission (“FTC”) standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” Thereafter, the FTC issued a press release indicating that it would be working with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors. That petition remains pending. In addition, the World Health Organization (“WHO”) has concluded that these standardized measurements are “seriously flawed” and that measurements based upon the current standardized methodology “are misleading and should not be displayed.”

In light of these conclusions, governments and public health organizations have increasingly challenged the use of descriptors - such as “light,” “mild,” and “low tar” - that are based on measurements produced by the standardized test methodologies. For example, the European Commission has concluded that descriptors based on standardized tar and nicotine yield measurements “may mislead the consumer” and has prohibited the use of descriptors. Public health organizations have also urged that descriptors be banned. For example, the Scientific Advisory Committee of the WHO concluded that descriptors such as “light, ultra-light, mild and low tar” are “misleading terms” and should be banned. In 2003, the WHO proposed the Framework Convention on Tobacco Control (“FCTC”), a treaty that requires signatory nations to prohibit misleading descriptors, which “may include terms such as ‘low tar’, ‘light’, ‘ultra-light’, or ‘mild.’” For a discussion of the FCTC, see below under the heading “The World Health Organization’s Framework Convention for Tobacco Control.” In addition, public health organizations in Canada and the United States have advocated “a complete prohibition of the use of deceptive descriptors such as ‘light’ and ‘mild.’”

See Note 9, which describes pending litigation concerning the use of brand descriptors.

Food and Drug Administration (“FDA”) Regulations: ALG and PM USA have endorsed federal legislation introduced in May 2004 in the Senate and the House of Representatives, known as the Family Smoking Prevention and Tobacco Control Act, which would grant the FDA meaningful and effective authority to regulate tobacco products. The bipartisan legislative proposal was passed by the Senate on July 15, 2004. The pending legislation would result in substantial federal regulation of the design, performance, manufacture and marketing of cigarettes and in disclosures of related information. The legislation also gives the FDA the authority to combat counterfeit and contraband tobacco products. In addition, the proposed legislation would impose fees to pay for the cost of regulation and other matters. The ultimate outcome of any Congressional action regarding the pending bills cannot be predicted.

Tobacco Quota Buy-Out: Bills are pending in Congress which, if enacted, would result in a “buy-out” of U.S. tobacco quotas. Some of these bills would fund a quota buy-out by imposing new fees or assessments on all manufacturers of tobacco products sold in the United States. PM USA has voiced support for certain buy-out proposals if they are part of legislation granting the FDA authority to regulate tobacco products. In June and July 2004, the House and the Senate passed significantly different buy-out bills; the ultimate outcome of any Congressional action regarding them cannot be predicted.

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

Health Effects of Smoking and Exposure to Environmental Tobacco Smoke (“ETS”): Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion, and use of cigarettes continue to be subject to increasing governmental regulation.

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

The World Health Organization’s Framework Convention for Tobacco Control: In May 2003, the Framework Convention for Tobacco Control was adopted by the World Health Assembly and has been signed by more than 150 countries and the EU, and more than 20 countries have ratified it. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that would include the use of pictures or graphic images; adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; prohibit the use of terms that suggest one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers.

Each country that ratifies the treaty is expected to implement legislation reflecting the treaty’s provisions and principles. PM USA and PMI have stated that they hope that the adoption of the treaty will lead to the implementation of meaningful, effective regulation of tobacco products around the world.

Cigarette Fire-Safety Requirements: In December 2003, the New York State Office of Fire Prevention and Control (the “OFPC”) published final regulations that implement fire-safety standards for cigarettes sold in New York. Since June 28, 2004, all cigarettes sold or offered for sale in New York (except for certain cigarettes that already are in the stream of commerce on that date) are required to meet standards established in the OFPC’s final regulations. Similar regulation or legislation is being considered in other states, at the federal level, and in jurisdictions outside the United States. Similar legislation has been passed in Canada.

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

Current EU Member States have implemented these regulations, and countries joining the EU on May 1, 2004 were required to implement them. The European Commission has issued guidelines for optional graphic warnings on cigarette packaging that Member States may apply as of 2005. Graphic warning requirements have also been proposed or adopted in a number of other jurisdictions. In 2003, the EU adopted a new directive prohibiting radio, press and Internet tobacco marketing and advertising. EU Member States must implement this directive by July 31, 2005. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed in numerous other jurisdictions.

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

Australia:	In 2001, authorities in Australia initiated an investigation into the use of descriptors, in order to determine whether their use is false and misleading. The investigation is directed at one of PMI’s Australian affiliates and other cigarette manufacturers.

Canada:	ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of ALG entities relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s.

Greece:	In 2003, the competition authorities in Greece initiated an investigation into recent cigarette price increases in that market. PMI’s Greek affiliates have responded to the authorities’ request for information.

Italy:	Review of Proposed Retail Sales Data Agreement: In February 2003, in accordance with Italian legal procedures, PMI’s Italian affiliate, Philip Morris Italia S.p.A., requested that Italy’s competition authority review its proposed agreement with retailers to purchase retail sales data. In July 2003, the Italian competition authority announced that it would review that request. In June 2004, the Italian Competition Authority issued its decision finding that the proposed agreement does not restrict competition.

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

Cooperation Agreement between PMI and the European Commission: On July 9, 2004 PMI entered into an agreement with the European Commission (acting on behalf of the European Community) and 10 member states of the EU that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the European Community and the 10 member states that signed the agreement, on the one hand, and PMI and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years. In the second quarter of 2004, PMI recorded a pre-tax charge of $250 million for the initial payment. The agreement calls for payments of approximately $150 million on the first anniversary of the agreement, approximately $100 million on the second anniversary, and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the EU in the year preceding payment. PMI would record these payments as an expense in cost of sales when product is shipped.

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

Operating Results – Six Months Ended June 30, 2004

The following discussion compares tobacco operating results for the six months ended June 30, 2004, with the six months ended June 30, 2003.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	(in millions)
	2004	2003	2004	2003
Domestic tobacco	$8,586	$8,315	$2,182	$1,755
International tobacco	20,107	16,467	3,303	3,293

Total tobacco	$28,693	$24,782	$5,485	$5,048

Domestic tobacco. PM USA’s net revenues, which include federal excise taxes billed to customers, increased $271 million (3.3%). Excluding excise taxes, net revenues increased $278 million (4.3%), due primarily to the absence of one-time buy-down costs incurred in the first quarter of 2003, which were associated with PM USA’s move to an off-invoice promotional allowance and lower returned goods expenses (aggregating $324 million), partially offset by lower volume ($59 million).

Operating companies income increased $427 million (24.3%), due primarily to the absence of one-time buy-down costs incurred in the first quarter of 2003, which were associated with PM USA’s move to an off-invoice promotional allowance and lower returned goods expenses (aggregating $324 million) and the 2003 pre-tax charges for the domestic tobacco legal settlement ($182 million), partially offset by lower volume ($47 million) and pre-tax charges for the headquarters relocation ($11 million).

PM USA’s shipment volume was 91.7 billion units, a decrease of 0.3%. In the premium segment, PM USA’s shipment volume was stable, while Marlboro shipment volume increased 1.4 billion units (1.9%) to 73.6 billion units with gains across most of the brand portfolio and the introduction of Marlboro Menthol 72mm. In the discount segment, PM USA’s shipment volume decreased 3.2%, while Basic shipment volume was down 1.9% to 7.7 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Six Months Ended June 30,
	2004	2003
Marlboro	39.3%	37.7%
Parliament	1.7	1.6
Virginia Slims	2.4	2.5
Basic	4.2	4.2

Focus Brands	47.6	46.0
Other PM USA	2.1	2.4

Total PM USA	49.7%	48.4%

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

International tobacco. International tobacco net revenues, which include excise taxes billed to customers, increased $3.6 billion (22.1%). Excluding excise taxes, net revenues increased $984 million (12.2%), due primarily to favorable currency ($703 million), price increases ($297 million) and the impact of acquisitions ($180 million), partially offset by lower volume/mix ($259 million), reflecting lower volume in France, Germany, Italy and Japan.

Operating companies income increased $10 million (0.3%), due primarily to favorable currency ($361 million), price increases ($297 million) and the impact of acquisitions ($48 million), partially offset by the 2004 pre-tax charges related to the international tobacco E.C. agreement ($250 million) and asset impairment and exit costs for the closure of a facility in Hungary ($23 million), higher marketing, administration and research costs, and unfavorable volume/mix ($211 million), reflecting lower volume in the higher margin markets of France, Germany, Italy and Japan.

PMI’s volume of 389.6 billion units increased 11.5 billion units (3.0%), due primarily to incremental volume from acquisitions made during 2003. Excluding acquisition volume, shipments were essentially unchanged. In Western Europe, volume declined 9.0%, due primarily to decreases in France, Germany and Italy. Shipment volume decreased 25.3% in France, due to trade inventory reductions and tax-driven price increases since January 1, 2003, that continued to drive an overall market decline. PMI’s market share in France remained relatively stable at 39.5%. In Italy, volume decreased 7.1% and market share fell 3.6 share points to 51.5%, as PMI’s brands were adversely impacted by low-price competitive brands and a lower total market. However, the Italian government has issued a decree that provides a minimum excise tax methodology to narrow the price gap between premium and discount brands in order to protect government revenues. In Germany, volume declined, reflecting a lower total cigarette market due mainly to higher prices and the resultant consumer shifts to low-price tobacco portions, which benefit from lower excise taxes than cigarettes. PMI entered the tobacco portions market during the second quarter of 2004 with the Marlboro and Next brands. In Central and Eastern Europe, Middle East and Africa, volume increased due to gains in Turkey and Ukraine, and acquisitions in Greece and Serbia, partially offset by declines in Poland, the Slovak Republic, Hungary and the Baltic States. In worldwide duty-free, volume increased, reflecting the global recovery in travel, a favorable comparison to prior year, which was depressed by the effects of SARS and the Iraq war, and a strong performance in Turkey. In Asia, volume grew, as increases in Korea, Malaysia, Thailand and the Philippines were partially offset by decreases in Japan and Indonesia. In Japan, the total market was down due to the adverse impact of the July 2003 tax-driven retail price increase and a lower incidence of smoking. In Latin America, volume increased, driven mainly by higher volume in Mexico.

PMI achieved market share gains in a number of important markets including Belgium, France, Greece, Japan, Luxembourg, Mexico, Russia, Saudi Arabia, Spain, Thailand, Turkey, Ukraine and the United Kingdom.

Volume for Marlboro declined 2.0%, due primarily to declines in Austria, Egypt, France, Germany, Greece, Indonesia, Italy, Japan, the Netherlands and Singapore. However, Marlboro volume was higher in many markets, including Kazakhstan, Korea, Lebanon, Malaysia, Mexico, the Philippines, Poland, Romania, Russia, Serbia, Spain, Ukraine and Worldwide Duty-Free (“WWDF”).

During the first quarter of 2004, PMI purchased a tobacco business in Finland for a cost of approximately $41 million and increased its ownership interest of a tobacco business in Serbia for a cost of $33 million.

Operating Results – Three Months Ended June 30, 2004

The following discussion compares tobacco operating results for the three months ended June 30, 2004, with the three months ended June 30, 2003.

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	(in millions)
	2004	2003	2004	2003
Domestic tobacco	$4,582	$4,498	$1,212	$1,013
International tobacco	10,064	8,388	1,468	1,603

Total tobacco	$14,646	$12,886	$2,680	$2,616

Domestic tobacco. PM USA’s net revenues, which include federal excise taxes billed to customers, increased $84 million (1.9%). Excluding excise taxes, net revenues increased $77 million (2.2%), due primarily to higher volume ($38 million), improved mix and lower returned goods expenses.

Operating companies income increased $199 million (19.6%), due primarily to 2003 pre-tax charges for a domestic tobacco legal settlement ($182 million) and higher volume/mix ($31 million).

PM USA’s shipment volume was 48.6 billion units, an increase of 0.9%, but remained essentially flat when adjusted for the timing of trade purchases surrounding the July 4th holiday. In the premium segment, PM USA’s shipment volume increased 1.2%, while Marlboro shipment volume increased 957 million units (2.5%) to 38.9 billion units with gains across most of the brand portfolio and the introduction of Marlboro Menthol 72mm. In the discount segment, PM USA’s shipment volume decreased 2.4%, while Basic shipment volume was down 1.2% to 4.0 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Three Months Ended June 30,
	2004	2003
Marlboro	39.6%	37.8%
Parliament	1.6	1.7
Virginia Slims	2.3	2.4
Basic	4.2	4.2

Focus Brands	47.7	46.1
Other PM USA	2.1	2.4

Total PM USA	49.8%	48.5%

International tobacco. International tobacco net revenues, which include excise taxes billed to customers, increased $1.7 billion (20.0%). Excluding excise taxes, net revenues increased $464 million (11.6%), due primarily to favorable currency ($297 million), price increases ($156 million) and the impact of acquisitions ($97 million), partially offset by lower volume/mix ($119 million), reflecting lower volume in France, Germany and Japan.

Operating companies income decreased $135 million (8.4%), due primarily to 2004 pre-tax charges for the international tobacco E.C. agreement ($250 million) and asset impairment and exit costs for the closure of a facility in Hungary ($23 million), higher marketing, administration and research costs, and unfavorable volume/mix ($102 million), reflecting lower volume in the higher margin markets of France, Germany and Japan, partially offset by price increases ($156 million), favorable currency ($118 million) and the impact of acquisitions ($25 million).

PMI’s volume of 192.7 billion units increased 5.3 billion units (2.8%), due primarily to incremental volume from acquisitions made during 2003. Excluding acquisition volume, shipments were essentially flat. In Western Europe, volume declined 7.3%, due primarily to decreases in France and Germany. Shipment volume decreased 19.8% in France, due to several significant tax-driven price increases since January 1, 2003 that continued to drive an overall market decline. PMI’s market share in France was up 0.5 points to 39.9%. In Germany, volume declined 20.7%, reflecting a lower total cigarette market due mainly to a March 2004 tax-driven price increase and consumer shifts to low-price tobacco portions, which benefit from lower excise taxes than cigarettes. In April 2004, PMI entered the tobacco portions market in Germany, with the Marlboro and Next brands, and achieved an 8.1% total share of the tobacco portions market in the second quarter. In Italy, shipment volume increased 2.6%, reflecting a low base in April 2003 due to trade purchases in advance of the March 2003 price increase and two additional selling days in the second quarter of 2004. In Central and Eastern Europe, Middle East and Africa, volume increased, due to gains in Romania, Saudi Arabia, Turkey and Ukraine, and acquisitions in Greece and Serbia, partially offset by declines in Russia, Hungary, Poland and the Czech and Slovak Republics. In worldwide duty-free, volume increased, reflecting global recovery in travel and a favorable comparison to prior year, which was depressed by the effects of SARS and the Iraq war. In Asia, volume grew, as increases in Korea, Malaysia, Thailand and the Philippines were partially offset by a decrease in Japan. In Japan, the total market was down due to the adverse impact of the July 2003 tax-driven retail price increase and the timing of shipments. In Latin America, volume increased, as gains in Mexico were partially offset by a decline in Argentina and Brazil. In Mexico, shipments benefited from higher trade purchases in advance of a price increase in early July 2004.

PMI achieved market share gains in a number of important markets including Argentina, Austria, Belgium, France, Greece, Japan, Luxembourg, Mexico, Poland, Russia, Saudi Arabia, Spain, Thailand, Turkey, Ukraine and the United Kingdom.

Volume for Marlboro declined 0.9%, due primarily to declines in France, Germany and Japan. However, Marlboro volume was higher in many markets, including Korea, Lebanon, Mexico, the Philippines, Poland, Romania, Russia, Saudi Arabia, Serbia, Spain, Ukraine, the United Kingdom and WWDF.

Food

Business Environment

Kraft manufactures and markets packaged retail food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products, through Kraft Foods Global, Inc., (formerly known as Kraft Foods North America, Inc.) and its subsidiaries. Kraft manages and reports operating results through two units, Kraft North America Commercial (“KNAC”) and Kraft International Commercial (“KIC”). KNAC represents the North American food segment and KIC represents the international food segment. Beginning in 2004, results for the Mexico and Puerto Rico businesses, which were previously included in the North American food segment, are included in the international food segment and historical amounts have been restated.

KNAC and KIC are subject to a number of challenges that may adversely affect their businesses. These challenges, which are discussed below and under the “Forward-Looking and Cautionary Statements” section include:

•	fluctuations in commodity prices;

•	movements of foreign currencies against the U.S. dollar;

•	competitive challenges in various products and markets, including price gaps with competitor products and the increasing price-consciousness of consumers;

•	a rising cost environment;

•	a trend toward increasing consolidation in the retail trade and consequent inventory reductions;

•	a growing presence of hard discount retailers, primarily in Europe, with an emphasis on private label products;

•	changing consumer preferences, including low-carbohydrate diet trends;

•	competitors with different profit objectives and less susceptibility to currency exchange rates; and

•	consumer concerns about food safety, quality and health, including concerns about genetically modified organisms, trans-fatty acids and obesity.

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

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering the cost structure, and optimizing capacity utilization. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments.

During the six months and three months ended June 30, 2004, Kraft recorded $437 million and $129 million, respectively, of asset impairment and exit costs on the condensed consolidated statement of earnings. During the six months ended June 30, 2004, these pre-tax charges were composed of $408 million of costs under the restructuring program and $29 million of impairment charges relating to intangible assets. During the second quarter of 2004, all pre-tax charges related to the restructuring program. These restructuring charges resulted from the 2004 announcement of the closing of ten plants, the termination of co-manufacturing agreements and the commencement of a number of workforce reduction programs. Approximately $137 million of the pre-tax charges incurred during the first six months of 2004 will result in cash payments. In addition, Kraft announced the planned closure of two additional plants as of June 30, 2004. The majority of the restructuring charges for these two plants, which are located within Europe, will be recorded upon local regulatory approval of the plant closures, which is expected in the second half of 2004. During the first quarter of 2004, Altria Group, Inc. also completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge at Kraft related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico.

Pre-tax restructuring liability activity for the six months ended June 30, 2004, was as follows (in millions):

	For the Six Months Ended June 30, 2004
	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	128	266	14	408
Cash spent	(35)		(8)	(43)
Charges against assets	(5)	(266)		(271)

Liability balance, June 30, 2004	$88	$—	$6	$94

Severance costs in the above schedule, which relate to a number of workforce reduction programs, include the cost of related benefits. Specific programs announced during the first six months of 2004, as part of the overall restructuring program, will result in the elimination of approximately 2,600 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of co-manufacturing agreements.

During the six months and the three months ended June 30, 2004, Kraft recorded $10 million and $9 million, respectively, of pre-tax implementation costs associated with the restructuring program in cost of sales on the condensed consolidated statements of earnings. These costs include the discontinuance of certain product lines and other incremental costs related to the closure of facilities.

Kraft expects to spend approximately $140 million in capital over the next three years to implement the restructuring program, including approximately $50 million in 2004. Cost savings as a result of the restructuring program are expected to be approximately $120 million to $140 million in 2004, and are anticipated to reach approximately $400 million by 2006, all of which are expected to be used in supporting brand-building initiatives. Cost savings during the first six months of 2004 were approximately $40 million.

Fluctuations in commodity costs can cause retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee and cocoa costs. Kraft’s commodity costs on average were higher than those incurred in 2003 (most notably dairy, soybean oil, pork and coffee), and have adversely affected earnings. Dairy costs rose to historical highs during the first six months of 2004, but subsequently have begun to moderate.

During the first quarter of 2004, Kraft acquired a U.S.-based beverage business. During the second quarter of 2003, Kraft acquired a biscuits business in Egypt. During the first six months of 2004 and 2003, total purchases of businesses, net of acquired cash, were $130 million and $83 million, respectively. The operating results of businesses acquired were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

In November 2003, Kraft was advised by the Fort Worth District Office of the Securities and Exchange Commission (“SEC”) that the staff is considering recommending that the SEC bring a civil injunctive action against Kraft charging it with aiding and abetting Fleming Companies (“Fleming”) in violations of the securities laws. District staff alleges that a Kraft employee, who received a similar notice, signed documents requested by Fleming, which Fleming used in order to accelerate its revenue recognition. The notice does not contain any allegations or statements regarding Kraft’s accounting for transactions with Fleming. Kraft believes that it properly recorded the transactions in accordance with accounting principles generally accepted in the United

States of America (“U.S. GAAP”). Kraft has submitted a response to the staff indicating why it believes that no enforcement action should be brought against it. Kraft is cooperating fully with the SEC with respect to this matter and the SEC’s investigation of Fleming.

Operating Results – Six Months Ended June 30, 2004

The following discussion compares food operating results for the six months ended June 30, 2004, with the six months ended June 30, 2003.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	(in millions)
	2004	2003	2004	2003
North American food	$11,096	$10,759	$1,909	$2,613
International food	4,802	4,441	416	600

Total food	$15,898	$15,200	$2,325	$3,213

North American food. Net revenues increased $337 million (3.1%), due primarily to favorable currency ($112 million), higher volume/mix ($106 million), higher net pricing ($71 million) and the impact of acquisitions.

Operating companies income decreased $704 million (26.9%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs related to the Kraft restructuring program and the intangible asset impairment charge (aggregating $301 million), cost increases, net of higher pricing ($269 million, including higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($145 million, including higher benefit costs) and higher fixed manufacturing costs ($24 million, including higher benefit costs), partially offset by higher volume/mix ($26 million) and favorable currency ($18 million).

Volume increased 3.0%, of which 2.0% was due to acquisitions. In U.S. Beverages & Grocery, volume increased, driven primarily by an acquisition in beverages and growth in coffee, desserts and enhancers, partially offset by lower cereals volume. Volume gains were achieved in U.S. Cheese, Canada & North America Foodservice, due to promotional reinvestment spending in cheese and higher volume in Foodservice, due to the impact of acquisitions and higher shipments to national accounts. In U.S. Snacks, volume declined slightly as higher snack nuts shipments were more than offset by lower biscuits and confectionery volumes. In U.S. Convenient Meals, volume declined, due primarily to lower shipments of meals, partially offset by high cold cuts volume.

International food. Net revenues increased $361 million (8.1%), due to favorable currency ($431 million) and the impact of acquisitions ($21 million), partially offset by the impact of divestitures ($64 million), increased promotional spending, net of higher prices ($20 million) and lower volume/mix.

Operating companies income decreased $184 million (30.7%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs related to the Kraft restructuring program and the intangible asset impairment charge (aggregating $136 million), cost increases ($44 million), higher marketing, administration and research costs ($27 million, including higher benefit costs and infrastructure investment in developing markets), and the impact of divestitures, partially offset by favorable currency ($43 million).

Volume decreased 0.5%, due primarily to the impact of divestitures, price competition and trade inventory reductions, partially offset by the impact of acquisitions.

In Europe, Middle East and Africa, volume decreased, as the impact of divestitures and declines in France and Russia were partially offset by gains in Italy and the United Kingdom and the impact of acquisitions. Beverages volume declined, due primarily to coffee price competition in France and lower refreshment beverages in the Middle East. In cheese, volume decreased, due primarily to the divestiture of a branded fresh cheese business in Italy, partially offset by higher shipments of cream cheese in Italy, Germany and the United Kingdom. In convenient meals, volume declined, due primarily to the divestiture of a European rice business. Snacks volume increased, as gains in biscuits, benefiting from acquisitions, and new confectionery product introductions across the region were partially offset by price competition and trade inventory reductions in Russia. In grocery, volume increased, due primarily to an acquisition in Egypt.

Volume increased in Latin America & Asia Pacific, due primarily to growth in Argentina, Brazil, China and Venezuela, partially offset by declines in Mexico and Southeast Asia. Snacks volume increased, due primarily to new product introductions in Argentina, Brazil and China, and the 2003 national strike in Venezuela. In beverages, volume decreased, impacted by price competition in Mexico, partially offset by marketing and new product development programs in refreshment beverages in China. In grocery, volume increased, due to the 2003 national strike in Venezuela. Cheese volume increased, with gains across several markets, including Australia and the Philippines.

Operating Results – Three Months Ended June 30, 2004

The following discussion compares food operating results for the three months ended June 30, 2004, with the three months ended June 30, 2003.

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	(in millions)
	2004	2003	2004	2003
North American food	$5,697	$5,493	$1,063	$1,340
International food	2,508	2,348	225	339

Total food	$8,205	$7,841	$1,288	$1,679

North American food. Net revenues increased $204 million (3.7%), due to higher pricing, net of higher promotional spending ($69 million), higher volume/mix ($49 million), favorable currency ($40 million) and the impact of acquisitions.

Operating companies income decreased $277 million (20.7%), due primarily to cost increases, net of higher pricing ($144 million, including higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($114 million, including higher benefit costs), and the 2004 pre-tax charges for asset impairment and exit costs related to the Kraft restructuring program ($39 million), partially offset by higher volume/mix ($17 million) and favorable currency.

Volume increased 4.9%, of which 3.8% was due to acquisitions. Volume gains were achieved in U.S. Cheese, Canada & North America Foodservice, due to share gains in cheese from promotional reinvestment spending and higher volume in Foodservice, due to higher shipments to national accounts and the 2004 acquisition of a beverage business. Volume also increased in Canada, due to new product introductions. In U.S. Beverages & Grocery, volume increased, driven primarily by an acquisition in beverages, as well as growth in coffee and enhancers, partially offset by lower cereals volume. In U.S. Snacks, volume decreased slightly, as lower confectionery volume was mostly offset by higher snack nuts shipments. In U.S. Convenient Meals, volume increased slightly, due primarily to increased marketing spending for cold cuts and hot dogs, partially offset by declines in meals and pizza.

International food. Net revenues increased $160 million (6.8%), due primarily to favorable currency ($197 million) and the impact of acquisitions ($9 million), partially offset by the impact of divestitures ($33 million) and increased promotional spending.

Operating companies income decreased $114 million (33.6%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs related to the Kraft restructuring program ($90 million), cost increases ($29 million), lower volume/mix and the impact of divestitures, partially offset by favorable currency ($19 million).

Volume decreased 0.2%, due primarily to the impact of divestitures, price competition, trade inventory reductions and the transportation strike in Norway, partially offset by the impact of acquisitions and growth in developing markets.

In Europe, Middle East and Africa, volume decreased, as the impact of divestitures and a decline in some Western European markets, particularly France and the Nordic region, were partially offset by the impact of acquisitions. Beverages volume declined, due primarily to coffee price competition and market softness in France. In cheese, volume decreased, due primarily to the divestiture of a branded fresh cheese business in Italy, partially offset by higher shipments of cream cheese in Italy and Germany. In convenient meals, volume declined, due primarily to the divestiture of a European rice business. Snacks volume increased, benefiting from acquisitions, partially offset by confectionery price competition and trade inventory reductions in Russia, and a transportation strike in Norway. In grocery, volume increased, due primarily to an acquisition in Egypt.

Volume increased in Latin America & Asia Pacific, due to growth in both regions. In cheese, volume increased, driven by gains across several markets including Australia and the Philippines. Snacks volume was flat, as growth in confectionery in Argentina and Brazil was offset by a decline in biscuits in Venezuela and Southeast Asia. In beverages, volume decreased, impacted by price competition in Mexico, partially offset by gains in Puerto Rico, Brazil and China.

Financial Services

Business Environment

During 2003, PMCC shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of finance assets. Accordingly, PMCC’s operating companies income will decrease over time, although there may be fluctuations from quarter to quarter, as lease investments mature or are sold. During the six months ended June 30, 2004 and 2003, PMCC received proceeds from asset sales and maturities of $384 million and $92 million, respectively, and recorded gains of $94 million and $17 million, respectively, in operating companies income. During the three months ended June 30, 2004 and 2003, PMCC received proceeds from asset sales and maturities of $231 million and $12 million, respectively, and recorded gains of $84 million and $8 million, respectively, in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major U.S. carriers. At June 30, 2004, approximately 27%, or $2.2 billion of PMCC’s investment in finance lease assets, related to aircraft. One of PMCC’s lessees, United Air Lines, Inc. (“UAL”), is currently under bankruptcy protection. PMCC leases 24 Boeing 757 aircraft to UAL with an aggregate exposure of $582 million at June 30, 2004. PMCC has entered into an agreement with UAL to amend 18 of its leases subject to UAL’s successful emergence from bankruptcy and assumption of the leases. UAL remains current on lease payments due to PMCC on these 18 amended leases. PMCC continues to monitor the situation at UAL with respect to the six remaining aircraft.

PMCC also leases a Boeing 747-400 freighter aircraft to Atlas Air, Inc. (“Atlas”) under a long-term leveraged lease with an exposure of $42 million at June 30, 2004. Atlas emerged from bankruptcy protection in July 2004. A restructuring of PMCC’s lease with Atlas is expected to become effective in the third quarter of 2004.

In addition, PMCC leases 16 Airbus A-319 aircraft to US Airways Group, Inc. (“US Airways”) with a total exposure of $145 million at June 30, 2004. US Airways emerged from Chapter 11 bankruptcy protection in March 2003, at which time PMCC’s leveraged leases were assumed. While US Airways remains current on lease payments due PMCC, the airline has continued to experience financial difficulties. PMCC also has an exposure of $295 million at June 30, 2004, for 19 aircraft leased to Delta Airlines, which has been experiencing financial difficulties.

It is possible that further adverse developments in the airline industry may require PMCC to increase its allowance for losses, which was $399 million at June 30, 2004.

Operating Results

	2004	2003
	(in millions)
Net revenues:
Six months ended June 30,	$256	$220

Three months ended June 30,	$157	$104

Operating companies income:
Six months ended June 30,	$195	$165

Three months ended June 30,	$125	$82

PMCC’s net revenues for the six months and three months ended June 30, 2004, increased $36 million (16.4%) and $53 million (51.0%), respectively, and operating companies income increased $30 million (18.2%) and $43 million (52.4%), respectively, over the comparable periods in 2003, due primarily to $84 million of gains on asset sales in the second quarter of 2004, partially offset by the previously discussed change in strategy which resulted in lower lease portfolio revenues.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2004, net cash provided by operating activities was $4.4 billion compared with $4.2 billion during the comparable 2003 period. The increase of $214 million was due primarily to higher net earnings in 2004.

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

During the first six months of 2004, net cash used in investing activities was $522 million, compared with $1.2 billion during the first six months of 2003. The decrease primarily reflects the discontinuation of finance asset investments, as well as increased proceeds from finance asset sales, given PMCC’s change in strategic direction. Lower capital expenditures in 2004 also contributed to the decline.

Net Cash Used in/Provided by Financing Activities

During the first six months of 2004, net cash used in financing activities was $2.6 billion. During the comparable period of 2003, $1.2 billion of net cash was provided by financing activities. The change was due primarily to lower short-term debt issuances in 2004, as compared with 2003 when ALG and Kraft borrowed against their revolving credit facilities, while their access to commercial paper markets was temporarily eliminated following a $10.1 billion judgment against PM USA.

Debt and Liquidity

Credit Ratings – Following a $10.1 billion judgment on March 21, 2003, against PM USA in the Price litigation, which is discussed in Note 9, the three major credit rating agencies took a series of ratings actions resulting in the lowering of ALG’s short-term and long-term debt ratings. During 2003, Moody’s lowered ALG’s short-

term debt rating from “P-1” to “P-3” and its long-term debt rating from “A2” to “Baa2.” Standard & Poor’s lowered ALG’s short-term debt rating from “A-1” to “A-2” and its long-term debt rating from “A-” to “BBB.” Fitch Rating Services lowered ALG’s short-term debt rating from “F-1” to “F-2” and its long-term debt rating from “A” to “BBB.”

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

In the table below, information is presented as of June 30, 2004, and July 30, 2004, to provide the most current information available. At June 30, 2004, and at July 30, 2004, credit lines for ALG and Kraft, and the related activity were as follows (in billions of dollars):

ALG		June 30, 2004				July 30, 2004
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day	$1.3	$—	$—	$1.3
Multi-year	5.0		1.9	3.1	$5.0	$—	$1.6	$3.4

	$6.3	$—	$1.9	$4.4	$5.0	$—	$1.6	$3.4

Kraft		June 30, 2004				July 30, 2004
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day	$2.5	$—	$0.3	$2.2	$2.5	$—	$0.3	$2.2
Multi-year	2.0		2.0	—	2.0		2.0	—

	$4.5	$—	$2.3	$2.2	$4.5	$—	$2.3	$2.2

The ALG multi-year revolving credit facility requires the maintenance of an earnings to fixed charges ratio, as defined by the agreement, of 2.5 to 1.0. The Kraft multi-year revolving credit facility, which is for the sole use of Kraft, requires the maintenance of a minimum net worth of $18.2 billion. ALG and Kraft met their respective covenants at June 30, 2004, and expect to continue to meet their respective covenants. The multi-year facilities, which both expire in July 2006, enable the respective companies to reclassify short-term debt on a long-term basis. At June 30, 2004, $2.0 billion of commercial paper borrowings that Kraft intends to refinance were reclassified as long-term debt. After a review of projected borrowing requirements, ALG’s management determined that its revolving credit facilities provided liquidity in excess of its needs. As a result, ALG’s 364-day revolving credit facility was not renewed when it expired on July 13, 2004. Kraft negotiated a new 364-day revolving credit facility to replace the facility that was due to expire on July 13, 2004. The new Kraft 364-day revolving credit facility, in the amount of $2.5 billion, expires in July 2005, although it contains a provision allowing Kraft to extend the maturity of outstanding borrowings for up to one additional year. It requires the maintenance of a minimum net worth. These facilities do not include any additional financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

In addition to the above, certain international subsidiaries of ALG and Kraft maintain uncommitted credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $1.4 billion for ALG subsidiaries (other than Kraft) and approximately $0.7 billion for Kraft subsidiaries, are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $0.3 billion at June 30, 2004.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $24.9 billion and $24.5 billion at June 30, 2004 and December 31, 2003, respectively. Total consumer products debt was $22.8 billion and $22.3 billion at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004 and December 31, 2003, Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.82 and 0.89, respectively. The ratio of total debt to total equity was 0.90 and 0.98 at June 30, 2004 and December 31, 2003, respectively.

During March 2004, Kraft filed a Form S-3 shelf registration statement with the SEC, which became effective in May 2004, under which Kraft may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $4.0 billion. This is in addition to the $250 million remaining under its previous shelf-registration, providing for a total capacity of $4.25 billion.

Guarantees – As discussed in Note 9, at June 30, 2004, Altria Group, Inc. had third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximating $245 million, of which $211 million have no specified expiration dates. The remainder expire through 2023, with $5 million expiring through June 30, 2005. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $50 million on its condensed consolidated balance sheet at June 30, 2004, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2004, subsidiaries of ALG were also contingently liable for $1.6 billion of guarantees related to their own performance, consisting of the following:

•	$1.4 billion of guarantees of excise tax and import duties related primarily to international shipments of tobacco products. In these agreements, a financial institution provides a guarantee of tax payments to the respective governments. PMI then issues a guarantee to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s condensed consolidated balance sheet.

•	$0.2 billion of other guarantees related to the tobacco and food businesses.

Although Altria Group, Inc.’s guarantees of its own performance are frequently short-term in nature, the short-term guarantees are expected to be replaced, upon expiration, with similar guarantees of similar amounts. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Tobacco Litigation Settlement Payments – As discussed previously and in Note 9, PM USA, along with other domestic tobacco companies, has entered into State Settlement Agreements that require the domestic tobacco industry to make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustment for several factors, including inflation, market share and industry volume: 2005 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. PM USA and the other settling defendants also agreed to make payments to a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by four of the major domestic tobacco product manufacturers, including PM USA, over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (in 2005 through 2008, $500 million each year; and 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, industry volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer’s relative market share.

The agreement provides for offsets in the event that legislation is passed that imposes payments on the manufacturers to provide financial assistance for tobacco growers or quota-holders.

International Tobacco E.C. Agreement – On July 9, 2004, PMI entered into an agreement with the E.C. and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. This agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million which was recorded as a pre-tax charge against its earnings in the second quarter of 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement, approximately $100 million on the second anniversary and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, PMI will record charges for them as an expense in cost of sales when product is shipped. During the third quarter of 2004, PMI will begin accruing for payments due on the first anniversary of the agreement.

Litigation Escrow Deposits – As discussed in Note 9, in connection with obtaining a stay of execution in May 2001 in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the June 30, 2004 and December 31, 2003 condensed consolidated balance sheets as other assets. These amounts will be returned to PM USA should it prevail in its appeal of the case. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

In addition, in connection with obtaining a stay of execution in the Price case, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution. Since this note is the result of an intercompany financing arrangement, it does not appear on the condensed consolidated balance sheet of Altria Group, Inc. In addition, PM USA agreed to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note which are due in April 2008, 2009 and 2010. Through June 30, 2004, PM USA made $1.2 billion of the cash deposits due under the judge’s order. Cash deposits into the account are included in other assets on the condensed consolidated balance sheet. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court.

With respect to certain adverse verdicts currently on appeal, other than the Engle and the Price cases discussed above, as of June 30, 2004, PM USA has posted various forms of security totaling $368 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. In addition, as discussed in Note 9, PMI placed €51 million in an escrow account pending appeal of an adverse verdict in Italy. These cash deposits are included in other assets on the condensed consolidated balance sheets. In July 2004, $17 million of the security was returned to PM USA after the successful appeal of an adverse verdict at trial.

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

Leases – PMCC’s investment in leases is included in finance assets, net, on the condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003. At June 30, 2004, PMCC’s net finance receivable of $7.6 billion in leveraged leases, which is included in Altria Group, Inc.’s condensed consolidated balance sheet as finance assets, net, consists of lease receivables ($27.0 billion) and the residual value of assets under lease ($2.2 billion), reduced by third-party nonrecourse debt ($18.2 billion) and unearned income ($3.4 billion). The payment of the nonrecourse debt is collateralized only by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at June 30, 2004, also includes net finance receivables for direct finance leases of $0.8 billion and an allowance for losses ($0.4 billion).

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

During the first six months of 2004 and 2003, Kraft repurchased 10.1 million and 2.8 million shares of its Class A common stock at a cost of $325 million and $86 million, respectively. As of June 30, 2004, Kraft had repurchased 11.7 million shares of its Class A common stock, under its $700 million authority, at an aggregate cost of $375 million.

As discussed in Note 1. Accounting Policies, in January 2004, Altria Group, Inc. granted approximately 1.4 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 1.0 million equivalent shares. Restrictions on the shares lapse in the first quarter of 2007.

Dividends paid in the first six months of 2004 and 2003 were $2.8 billion and $2.6 billion, respectively, an increase of 6.6%, primarily reflecting a higher dividend rate in 2004. During the third quarter of 2003, Altria Group, Inc.’s Board of Directors approved a 6.3% increase in the quarterly dividend rate to $0.68 per share. As a result, the present annualized dividend rate is $2.72 per share.

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

A substantial portion of Altria Group, Inc.’s derivative financial instruments is effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Loss at beginning of period	$(83)	$(77)	$(70)	$(47)
Derivative losses (gains) transferred to earnings	45	(39)	44	(41)
Change in fair value	28	130	16	102

(Loss) gain as of June 30	$(10)	$14	$(10)	$14

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates. Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany forecasted transactions and balances. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At June 30, 2004 and December 31, 2003, Altria Group, Inc. had foreign exchange option and forward contracts with aggregate notional amounts of $9.9 billion and $13.6 billion, respectively. Included in the foreign currency aggregate notional amounts at June 30, 2004 and December 31, 2003, were $1.7 billion and $3.4 billion, respectively, of equal and offsetting foreign currency positions, which do not qualify as hedges and that will not result in any significant gain or loss. In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. A substantial portion of the foreign currency swap agreements are accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of June 30, 2004 and December 31, 2003. At June 30, 2004 and December 31, 2003, the notional amounts of foreign currency swap agreements aggregated $2.4 billion and $2.5 billion, respectively.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the six months ended June 30, 2004 and 2003, losses of $33 million, net of income taxes, and losses of $115 million, net of income taxes, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities. Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials. Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At June 30, 2004 and December 31, 2003, Kraft had net long commodity positions of $456 million and $255 million, respectively. In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at June 30, 2004 and December 31, 2003.

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

Tobacco-Related Litigation. There is substantial litigation related to tobacco products in the United States and certain foreign jurisdictions. We anticipate that new cases will continue to be filed. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. There are presently 14 cases on appeal in which verdicts were returned against PM USA, including a compensatory and punitive damages verdict totaling approximately $10.1 billion in the Price case in Illinois. Generally, in order to prevent a plaintiff from seeking to collect a judgment while the verdict is being appealed, the defendant must post an appeal bond, frequently in the amount of the judgment or more, or negotiate an alternative arrangement with plaintiffs. In the event of future losses at trial, we may not always be able to obtain the required bond or to negotiate an acceptable alternative arrangement.

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

Excise Taxes. Cigarettes are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the EU and in other foreign jurisdictions. These tax increases are expected to continue to have an adverse impact on sales of cigarettes by our tobacco subsidiaries, due to lower consumption levels and to a shift in sales from the premium to the non-premium or discount segments or to other low-priced tobacco products or to sales outside of legitimate channels.

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

Food Safety, Quality and Health Concerns. We could be adversely affected if consumers in Kraft’s principal markets lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying Kraft’s products or cause production and delivery disruptions. Recent publicity concerning the health implications of obesity and trans-fatty acids could also reduce consumption of certain of Kraft’s products. In addition, Kraft may need to recall some of its products if they become adulterated or misbranded. Kraft may also be liable if the consumption of any of its products causes injury. A widespread product recall or a significant product liability judgment could cause products to be unavailable for a period of time and a loss of consumer confidence in Kraft’s food products and could have a material adverse effect on Kraft’s business.

Limited Access to Commercial Paper Market. As a result of actions by credit rating agencies during 2003, ALG currently has limited access to the commercial paper market, and may have to rely on its revolving credit facilities as well.

Item 4. Controls and Procedures.

Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including ALG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, ALG’s Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective in timely alerting them to information relating to Altria Group, Inc. (including its consolidated subsidiaries) required to be included in ALG’s reports filed or submitted under the Securities Exchange Act of 1934, as amended. There has been no change in Altria Group, Inc.’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Altria Group, Inc.’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ALG’s share repurchase activity for each of the three months ended June 30, 2004, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2004 – April 30, 2004	77,980	$55.82	—	—
May 1, 2004 – May 31, 2004	70,422	$49.75	—	—
June 1, 2004 – June 30, 2004	16,982	$50.15	—	—

For the Quarter Ended June 30, 2004	165,384	$52.65

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who exercised stock options and used previously owned shares to pay all, or a portion of, the option exercise price and related taxes.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Pending Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

(b)	Reports on Form 8-K. The Registrant (i) furnished a Current Report on Form 8-K on April 5, 2004, covering Item 9 (Regulation FD Disclosure), containing Philip Morris International Inc.’s press release dated April 3, 2004 concerning negotiations with the European Community regarding a draft cooperation agreement; (ii) furnished a Current Report on Form 8-K on April 20, 2004 covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) containing the Registrant’s earnings release dated April 20, 2004; (iii) filed a Current Report on Form 8-K on July 9, 2004 covering Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) containing an agreement that Philip Morris International Inc. entered into with the European Community and ten member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts; and (iv) furnished a Current Report on Form 8-K on July 20, 2004, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) containing the Registrant’s earnings release dated July 20, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE
Dinyar S. Devitre
Senior Vice President and
Chief Financial Officer

August 6, 2004