Form 10-Q
period 2004-09-30
ALTRIA GROUP INC
filed 2004-11-05
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

At October 29, 2004, there were 2,052,579,459 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Consumer products
Cash and cash equivalents	$6,669	$3,777

Receivables (less allowances of $135 in 2004 and 2003)	5,492	5,256

Inventories:
Leaf tobacco	3,423	3,591
Other raw materials	2,163	2,009
Finished product	4,061	3,940

	9,647	9,540

Other current assets	2,490	2,809

Total current assets	24,298	21,382

Property, plant and equipment, at cost	27,898	27,233
Less accumulated depreciation	12,066	11,166

	15,832	16,067

Goodwill	28,378	27,742
Other intangible assets, net	11,535	11,803
Other assets	12,198	10,641

Total consumer products assets	92,241	87,635

Financial services
Finance assets, net	7,984	8,393
Other assets	19	147

Total financial services assets	8,003	8,540

TOTAL ASSETS	$100,244	$96,175

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES
Consumer products
Short-term borrowings	$1,553	$1,715
Current portion of long-term debt	2,750	1,661
Accounts payable	2,926	3,198
Accrued liabilities:
Marketing	2,402	2,443
Taxes, except income taxes	2,749	2,325
Employment costs	1,138	1,363
Settlement charges	3,402	3,530
Other	2,775	2,455
Income taxes	1,798	1,316
Dividends payable	1,500	1,387

Total current liabilities	22,993	21,393

Long-term debt	17,508	18,953
Deferred income taxes	7,623	7,295
Accrued postretirement health care costs	3,304	3,216
Minority interest	4,684	4,760
Other liabilities	6,777	7,161

Total consumer products liabilities	62,889	62,778

Financial services
Long-term debt	2,072	2,210
Deferred income taxes	5,788	5,815
Other liabilities	412	295

Total financial services liabilities	8,272	8,320

Total liabilities	71,161	71,098

Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,079	4,813
Earnings reinvested in the business	50,124	47,008
Accumulated other comprehensive losses (including currency translation of $1,507 in 2004 and $1,578 in 2003)	(1,975)	(2,125)

	54,163	50,631
Less cost of repurchased stock (753,576,605 shares in 2004 and 768,697,895 shares in 2003)	(25,080)	(25,554)

Total stockholders’ equity	29,083	25,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,244	$96,175

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Net revenues	$67,575	$61,141
Cost of sales	25,141	23,456
Excise taxes on products	19,631	15,868

Gross profit	22,803	21,817
Marketing, administration and research costs	10,158	9,331
Domestic tobacco headquarters relocation charges	25	36
Domestic tobacco legal settlement		182
International tobacco E.C. agreement	250
Asset impairment and exit costs	548	6
Losses (gains) on sales of businesses	8	(23)
Amortization of intangibles	12	7

Operating income	11,802	12,278
Interest and other debt expense, net	885	847

Earnings before income taxes and minority interest	10,917	11,431
Provision for income taxes	3,444	3,996

Earnings before minority interest	7,473	7,435
Minority interest in earnings and other, net	4	322

Net earnings	$7,469	$7,113

Per share data:
Basic earnings per share	$3.65	$3.51

Diluted earnings per share	$3.62	$3.50

Dividends declared	$2.09	$1.96

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2004	2003
Net revenues	$22,728	$20,939
Cost of sales	8,421	7,900
Excise taxes on products	6,751	5,637

Gross profit	7,556	7,402
Marketing, administration and research costs	3,319	3,167
Domestic tobacco headquarters relocation charges	5	27
Asset impairment and exit costs	63	6
Losses (gains) on sales of businesses	8	(23)
Amortization of intangibles	3	2

Operating income	4,158	4,223
Interest and other debt expense, net	288	301

Earnings before income taxes and minority interest	3,870	3,922
Provision for income taxes	1,295	1,353

Earnings before minority interest	2,575	2,569
Minority interest in earnings and other, net	(73)	79

Net earnings	$2,648	$2,490

Per share data:
Basic earnings per share	$1.29	$1.23

Diluted earnings per share	$1.29	$1.22

Dividends declared	$0.73	$0.68

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2003 and

the Nine Months Ended September 30, 2004

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Rein- vested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repur- chased Stock	Total Stock- holders’ Equity
Balances, January 1, 2003	$935	$4,642	$43,259	$(2,951)	$(1,005)	$(3,956)	$(25,402)	$19,478

Comprehensive earnings:
Net earnings			9,204					9,204
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				1,373		1,373		1,373
Additional minimum pension liability					464	464		464
Change in fair value of derivatives accounted for as hedges					(6)	(6)		(6)

Total other comprehensive earnings								1,831

Total comprehensive earnings								11,035

Exercise of stock options and issuance of other stock awards		171	(93)				537	615
Cash dividends declared ($2.64 per share)			(5,362)					(5,362)
Stock repurchased							(689)	(689)

Balances, December 31, 2003	935	4,813	47,008	(1,578)	(547)	(2,125)	(25,554)	25,077

Comprehensive earnings:
Net earnings			7,469					7,469
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				71		71		71
Additional minimum pension liability					(9)	(9)		(9)
Change in fair value of derivatives accounted for as hedges					88	88		88

Total other comprehensive earnings								150

Total comprehensive earnings								7,619

Exercise of stock options and issuance of other stock awards		266	(67)				474	673
Cash dividends declared ($2.09 per share)			(4,286)					(4,286)

Balances, September 30, 2004	$935	$5,079	$50,124	$(1,507)	$(468)	$(1,975)	$(25,080)	$29,083

Total comprehensive earnings were $2,798 million and $1,917 million, respectively, for the quarters ended September 30, 2004 and 2003, and $7,700 million for the first nine months of 2003.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$7,318	$6,961
- Financial services	151	152

Net earnings	7,469	7,113
Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	1,169	1,050
Deferred income tax provision	765	629
Minority interest in earnings and other, net	4	322
Domestic tobacco headquarters relocation charges, net of cash paid	(16)	29
Domestic tobacco legal settlement, net of cash paid	(57)	182
Escrow bond for the Price domestic tobacco case	(610)	(200)
Asset impairment and exit costs, net of cash paid	438	(14)
Integration costs, net of cash paid	(1)	(9)
Losses (gains) on sales of businesses	8	(23)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(167)	139
Inventories	(58)	237
Accounts payable	(317)	(567)
Income taxes	53	415
Accrued liabilities and other current assets	394	(557)
Domestic tobacco accrued settlement charges	(129)	254
Pension plan contributions	(790)	(760)
Other	586	337
Financial services
Deferred income tax (benefit) provision	(29)	208
Other	91	115

Net cash provided by operating activities	8,803	8,900

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	(1,198)	(1,353)
Purchases of businesses, net of acquired cash	(177)	(608)
Proceeds from sales of businesses	11	25
Other	46	88
Financial services
Investments in finance assets	(9)	(138)
Proceeds from finance assets	605	364

Net cash used in investing activities	(722)	(1,622)

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net (repayment) issuance of short-term borrowings	$(85)	$2,616
Long-term debt proceeds	59	1,560
Long-term debt repaid	(568)	(1,003)
Financial services
Long-term debt repaid	(189)	(147)

Repurchase of Altria Group, Inc. common stock		(777)
Repurchase of Kraft Foods Inc. common stock	(481)	(126)
Dividends paid on Altria Group, Inc. common stock	(4,173)	(3,905)
Issuance of Altria Group, Inc. common stock	542	188
Other	(334)	(178)

Net cash used in financing activities	(5,229)	(1,772)

Effect of exchange rate changes on cash and cash equivalents	40	(23)

Cash and cash equivalents:
Increase	2,892	5,483

Balance at beginning of period	3,777	565

Balance at end of period	$6,669	$6,048

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

Stock-Based Compensation Expense

Altria Group, Inc. accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which has not resulted in compensation cost for stock options. The market value at date of grant of restricted stock and rights to receive shares of stock is recorded as compensation expense over the period of restriction.

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

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and other stock awards of $126 million (including $67 million related to Kraft awards) and $67 million (including $36 million related to Kraft awards) for the nine months ended September 30, 2004 and 2003, respectively, and $42 million (including $23 million related to Kraft awards) and $25 million (including $14 million related to Kraft awards) for the three months ended September 30, 2004 and 2003, respectively.

In addition to restricted stock, Altria Group, Inc.’s stock-based employee compensation plans permit the issuance of stock options to employees. Altria Group, Inc. applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interpretations in accounting for stock options within those plans. No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price not less than the market value of the common stock on the date of the grant. Net earnings, as reported, includes pre-tax compensation expense related to restricted stock and rights of $126 million and $67 million for the nine months ended September 30, 2004 and 2003, respectively, and $42 million and $25 million for the three months ended September 30, 2004 and 2003, respectively. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the nine months and the three months ended September 30, 2004 and 2003 (in millions, except per share data):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$7,469	$7,113	$2,648	$2,490
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	11	16	2	1

Pro forma net earnings	$7,458	$7,097	$2,646	$2,489

Earnings per share:
Basic - as reported	$3.65	$3.51	$1.29	$1.23

Basic - pro forma	$3.65	$3.50	$1.29	$1.23

Diluted - as reported	$3.62	$3.50	$1.29	$1.22

Diluted - pro forma	$3.62	$3.49	$1.28	$1.22

Altria Group, Inc. has not granted stock options to employees since 2002. The amount shown above as stock-based compensation expense in 2004 relates primarily to Executive Ownership Stock Options (“EOSOs”). Under certain circumstances, senior executives who exercise outstanding stock options using shares to pay the option exercise price and taxes, receive EOSOs equal to the number of shares tendered. During the nine months ended September 30, 2004 and 2003, Altria Group, Inc. granted 1.3 million and 0.9 million EOSOs, respectively. During the three months ended September 30, 2004 and 2003, Altria Group, Inc. granted 0.3 million EOSOs.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Asset Impairment and Exit Costs:

For the nine months and three months ended September 30, 2004, pre-tax asset impairment and exit costs consisted of the following:

		For the Nine Months Ended September 30, 2004	For the Three Months Ended September 30, 2004
		(in millions)
Separation program	Domestic tobacco	$1
Separation program	International tobacco*	12	$1
Separation program	General corporate**	16
Restructuring program	North American food	290	6
Restructuring program	International food	163	39
Asset impairment	International tobacco*	12
Asset impairment	North American food	17
Asset impairment	International food	12
Asset impairment	General corporate**	20	17
Lease termination	General corporate**	5

Asset impairment and exit costs		$548	$63

*	During the second quarter of 2004, Philip Morris International Inc. (“PMI”) announced that it will close its Eger, Hungary facility. PMI recorded pre-tax charges of $24 million and $1 million for severance benefits and impairment charges during the nine months and three months ended September 30, 2004, respectively.

**	During the nine months and three months ended September 30, 2004, Altria Group, Inc. recorded pre-tax charges of $41 million and $17 million, respectively, primarily related to the streamlining of various corporate functions and the write-off of an investment in an e-business consumer products purchasing exchange.

During the third quarter of 2003, the international food segment incurred expenses of $6 million related to the closure of a Nordic snacks plant. These costs were recorded as asset impairment and exit costs in Altria Group, Inc.’s condensed consolidated statements of earnings for the nine months and three months ended September 30, 2003.

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

During the nine months and three months ended September 30, 2004, Kraft recorded $482 million and $45 million, respectively, of asset impairment and exit costs on the condensed consolidated statements of earnings. During the nine months ended September 30, 2004, these pre-tax charges were composed of $453 million of costs under the restructuring program and $29 million of impairment charges relating to intangible assets. During the third quarter of 2004, all pre-tax charges related solely to the restructuring program. These restructuring charges resulted from the 2004 announcement of the closing of twelve plants, the termination of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

co-manufacturing agreements and the commencement of a number of workforce reduction programs. The majority of the restructuring charges for two of these plants, which are located within Europe, will be recorded upon local regulatory approval of the plant closures, which is expected in the fourth quarter of 2004. Approximately $167 million of the pre-tax charges incurred during the first nine months of 2004 will require cash payments.

During the first quarter of 2004, Altria Group, Inc. also completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge at Kraft related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico.

Pre-tax restructuring liability activity for the nine months ended September 30, 2004, was as follows (in millions):

	For the Nine Months Ended September 30, 2004
	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	155	281	17	453
Cash spent	(58)		(11)	(69)
Charges against assets	(5)	(281)		(286)

Liability balance, September 30, 2004	$92	$—	$6	$98

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during the first nine months of 2004, as part of the overall restructuring program, will result in the elimination of approximately 2,900 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of co-manufacturing agreements.

During the nine months ended September 30, 2004, Kraft recorded $26 million of pre-tax implementation costs associated with the restructuring program of which $9 million was recorded as a reduction of net revenues, $13 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings. During the three months ended September 30, 2004, Kraft recorded $16 million of pre-tax implementation costs associated with the restructuring program of which $9 million was recorded as a reduction of net revenues, $3 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings. These costs include the discontinuance of certain product lines and incremental costs related to the integration of functions and closure of facilities.

Note 3. Benefit Plans:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In the first quarter of 2004, Altria Group, Inc. adopted the new interim-period disclosure requirements of this pronouncement relating to net periodic benefit cost and employer contributions to benefit plans, except for certain interim-period disclosures about non-U.S. plans which are not required until after December 31, 2004.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost (income) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$188	$176	$135	$108
Interest cost	456	433	189	168
Expected return on plan assets	(693)	(704)	(225)	(199)
Amortization:
Unrecognized net loss from experience differences	112	35	37	22
Unrecognized prior service cost	12	13	11	9
Other expense			5

Net periodic pension cost (income)	$75	$(47)	$152	$108

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$64	$59	$45	$33
Interest cost	154	146	63	50
Expected return on plan assets	(230)	(234)	(75)	(59)
Amortization:
Unrecognized net loss from experience differences	38	17	13	7
Unrecognized prior service cost	5	5	3	3

Net periodic pension cost (income)	$31	$(7)	$49	$34

Other expense above is due to additional pension benefits related to workforce reduction programs under Kraft’s restructuring program.

Employer Contributions

Altria Group, Inc. presently plans to make contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its U.S. funded plans. During the nine months ended September 30, 2004, approximately $550 million of employer contributions were made to U.S. plans. Currently, Altria Group, Inc. anticipates making additional contributions of approximately $10 million during the remainder of 2004, based on current tax law. However, this estimate is subject to change, due primarily to either asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates. In addition, during the nine months ended September 30, 2004, Altria Group, Inc. made pension plan contributions to non-U.S. plans of approximately $240 million.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$64	$62	$18	$20
Interest cost	203	206	61	64
Amortization:
Unrecognized net loss from experience differences	43	35	9	10
Unrecognized prior service cost	(18)	(20)	(6)	(8)

Net postretirement health care costs	$292	$283	$82	$86

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

Altria Group, Inc. adopted FSP 106-2 in the third quarter of 2004. The impact for the nine months and three months ended September 30, 2004 was a reduction of net postretirement health care costs and an increase in net earnings of $14 million (including $12 million related to Kraft), which is included above as a reduction of $1 million in service cost, $6 million in interest cost and $7 million in amortization of unrecognized net loss from experience differences. In addition, as of July 1, 2004, Altria Group, Inc. reduced its accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service by $375 million and decreased its unrecognized actuarial losses by the same amount. The impact for the fourth quarter of 2004 will be to reduce net postretirement health care costs and to increase net earnings by $14 million (including $12 million related to Kraft).

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill by segment was as follows (in millions):

	September 30, 2004	December 31, 2003
International tobacco	$2,059	$2,016
North American food	21,358	20,877
International food	4,961	4,849

Total goodwill	$28,378	$27,742

Intangible assets were as follows (in millions):

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$11,378		$11,758
Amortizable intangible assets	208	$51	84	$39

Total intangible assets	$11,586	$51	$11,842	$39

Non-amortizable intangible assets substantially consist of brand names from the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2004 and 2003, was $12 million and $7 million, respectively, and $3 million and $2 million for the three months ended September 30, 2004 and 2003, respectively. Amortization expense for each of the next five years is estimated to be $20 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

The movement in goodwill and intangible assets from December 31, 2003 is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2003	$27,742	$11,842
Changes due to:
Acquisitions	86	74
Currency	95	(12)
Other	455	(318)

Balance at September 30, 2004	$28,378	$11,586

As a result of Kraft’s common stock repurchases, ALG’s ownership percentage of Kraft has increased, thereby resulting in an increase in goodwill. Other, above, includes this additional goodwill as well as the reclassification to goodwill of certain amounts previously classified as indefinite life intangible assets, and the impact of Kraft’s intangible asset impairment.

Note 5. Financial Instruments:

During the nine months and three months ended September 30, 2004, ineffectiveness related to fair value hedges and cash flow hedges was not material. During the nine months and three months ended September 30, 2003, ineffectiveness related to fair value hedges and cash flow hedges was a gain of $13 million, which was recorded in cost of sales on the condensed consolidated statements of earnings. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next eighteen months. At September 30, 2004, Altria Group, Inc. estimates derivative losses of $14 million, net of income taxes, reported in accumulated other comprehensive earnings (losses), will be reclassified to the consolidated statement of earnings within the next twelve months.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Within currency translation adjustments at September 30, 2004 and 2003, Altria Group, Inc. recorded losses of $35 million, net of income taxes, and $37 million, net of income taxes, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
(Loss) gain at beginning of period	$(83)	$(77)	$(10)	$14
Derivative losses (gains) transferred to earnings	43	(44)	(2)	(5)
Change in fair value	45	49	17	(81)

Gain (loss) as of September 30	$5	$(72)	$5	$(72)

Note 6. Acquisitions and Divestitures:

During the first quarter of 2004, Kraft purchased a U.S.-based beverage business and PMI purchased a tobacco business in Finland. The total cost of acquisitions during the first nine months of 2004 was $177 million.

During the third quarter of 2003, PMI purchased approximately 66.5% of a tobacco business in Serbia for a cost of approximately $440 million. PMI also increased its ownership interest in its affiliate in Ecuador from less than 50% to approximately 98% for a cost of $70 million. In addition, during the third quarter of 2003, Kraft acquired trademarks associated with a small natural foods business and during the second quarter of 2003, acquired a biscuits business in Egypt. The total cost of acquisitions during the first nine months of 2003 was $608 million. In September 2004, PMI announced its intention to acquire Coltabaco, the largest tobacco company in Colombia with a 48% market share, and expects to close the transaction at the end of 2004, or the beginning of 2005, for approximately $310 million.

During the third quarter of 2004, Kraft sold a Brazilian snack nuts business. The aggregate proceeds received from the sale of this business were $11 million, on which a pre-tax loss of $8 million was recorded.

During the third quarter of 2003, Kraft sold a European rice business. The aggregate proceeds received from the sale of this business were $25 million, on which a pre-tax gain of $23 million was recorded.

The operating results of businesses acquired and sold were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Net earnings	$7,469	$7,113	$2,648	$2,490

Weighted average shares for basic EPS	2,045	2,027	2,048	2,027

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	3	1	3	1
Stock options	13	7	9	8

Weighted average shares for diluted EPS	2,061	2,035	2,060	2,036

Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock, the number of shares corresponding to the unamortized compensation expense. For the nine months and three months ended September 30, 2004, 3 million and 11 million stock options, respectively, and for the nine months and three months ended September 30, 2003, 75 million and 45 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period).

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Net revenues:
Domestic tobacco	$13,091	$12,755	$4,505	$4,440
International tobacco	30,423	25,379	10,316	8,912
North American food	16,567	15,962	5,471	5,203
International food	7,162	6,718	2,360	2,277
Financial services	332	327	76	107

Net revenues	$67,575	$61,141	$22,728	$20,939

Earnings before income taxes and minority interest:
Operating companies income:
Domestic tobacco	$3,329	$2,902	$1,147	$1,147
International tobacco	5,143	5,012	1,840	1,719
North American food	2,983	3,737	1,074	1,124
International food	643	935	227	335
Financial services	250	241	55	76
Amortization of intangibles	(12)	(7)	(3)	(2)
General corporate expenses	(534)	(542)	(182)	(176)

Operating income	11,802	12,278	4,158	4,223
Interest and other debt expense, net	(885)	(847)	(288)	(301)

Earnings before income taxes and minority interest	$10,917	$11,431	$3,870	$3,922

Items affecting the comparability of results were as follows:

•	Domestic Tobacco Headquarters Relocation Charges – Philip Morris USA Inc. (“PM USA”) has substantially completed the move of its corporate headquarters from New York City to Richmond, Virginia. PM USA estimates that the total cost of the relocation will be approximately $110 million, including compensation to those employees who did not relocate. Pre-tax charges of $25 million and $5 million were recorded in operating companies income of the domestic tobacco segment for the nine months and three months ended September 30, 2004, respectively, and $36 million and $27 million were recorded for the nine months and three months ended September 30, 2003, respectively. To date, $94 million of relocation charges have been recorded. The relocation will require cash payments of approximately $60 million in 2004 and $20 million in 2005 and beyond. Cash payments of $41 million were made during the first nine months of 2004, while total cash payments related to the relocation were approximately $70 million through September 30, 2004.

•	International Tobacco E.C. Agreement – On July 9, 2004, PMI entered into an agreement with the European Commission (“E.C.”) and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in the second quarter of 2004 and paid in the third quarter of 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement, approximately $100 million on the second anniversary and approximately $75 million each year

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, PMI will record charges for them as an expense in cost of sales when product is shipped. During the third quarter of 2004, PMI began accruing for payments due on the first anniversary of the agreement.

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

•	Domestic Tobacco Legal Settlement – During 2003, PM USA and certain other defendants reached an agreement with a class of U.S. tobacco growers and quota-holders to resolve a lawsuit related to tobacco leaf purchases. During the second quarter of 2003, PM USA recorded pre-tax charges of $182 million for its estimate of its obligation under the agreement.

•	Losses (Gains) on Sales of Businesses – During the third quarter of 2004, Kraft sold a Brazilian snack nuts business and recorded a pre-tax loss of $8 million. During the third quarter of 2003, Kraft sold a European rice business and recorded a pre-tax gain of $23 million. The loss and gain are included in the operating companies income of the international food segment in their respective years.

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

Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, and (iv) other tobacco-related litigation. Other tobacco-related litigation includes class action suits alleging that the use of the terms “Lights” and “Ultra Lights” constitutes deceptive and unfair trade practices, suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. Exhibit 99.1 hereto lists certain tobacco-related actions pending as of November 1, 2004, and discusses certain developments in such cases since August 6, 2004. Plaintiffs’ theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of November 1, 2004, November 1, 2003 and November 1, 2002, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of November 1, 2004	Number of Cases Pending as of November 1, 2003	Number of Cases Pending as of November 1, 2002	Page References
Individual Smoking and Health Cases (1)	225	428	250	28; Exhibit 99.1, pages 1-2
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	8	15	26	28-29; Exhibit 99.1, pages 1-2
Health Care Cost Recovery Actions	12	13	43	29-31; Exhibit 99.1, pages 3-5
Lights/Ultra Lights Class Actions	20	21	11	32; Exhibit 99.1, pages 5-7
Tobacco Price Cases	2	35	39	32; Exhibit 99.1, page 7
Cigarette Contraband Cases	2	5	5	34; Exhibit 99.1, page 8
Asbestos Contribution Cases	2	7	8	33; Exhibit 99.1, page 8

(1)	Does not include 2,682 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. See the discussion of these cases in “Exhibit 99.1 — Flight Attendant Litigation.”

(2)	Includes as one case the aggregated claims of 965 individuals that are proposed to be tried in a single proceeding in West Virginia.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 121 smoking and health cases brought on behalf of individuals (Argentina (45), Australia, Brazil (48), Colombia, Ireland, Israel (3), Italy (18), Scotland, Spain (2) and Venezuela), compared with approximately 97 such cases on November 1, 2003, and 73 such cases on November 1, 2002. The increase in cases at November 1, 2004 compared to prior periods is due primarily to cases filed in Brazil and Italy. In addition, as of November 1, 2004, there were three smoking and health putative class actions pending outside the United States (Brazil and Canada (2)) compared with nine such cases on November 1, 2003, and eight such cases on November 1, 2002. In addition, four health care cost recovery actions are pending in Israel, Canada, France and Spain against PMI or its affiliates. In addition, a Lights/Ultra Lights class action is pending in Israel.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pending and Upcoming Trials

Trial is currently underway in the case brought by the United States government in which ALG and PM USA are defendants. For a discussion of this case, see “Health Care Cost Recovery Litigation – Federal Government’s Lawsuit” below.

As set forth in Exhibit 99.2 hereto, certain cases against PM USA are scheduled for trial through the end of 2005, including a health care cost recovery case brought by the City of St. Louis, Missouri, in which ALG is also a defendant, a class action alleging unfair, unlawful and fraudulent business practices under the California Business and Professions Code, a case in which plaintiffs allege that PM USA’s Wholesale Leaders program violates antitrust laws, and a consolidated smoking and health case in West Virginia that aggregates the claims of 965 plaintiffs. In addition, an estimated 15 individual smoking and health cases are scheduled for trial through the end of 2005, including two cases scheduled for trial in January 2005 in California and New York. Also, one case brought by a flight attendant seeking compensatory damages for personal injuries allegedly caused by ETS is scheduled for trial in Florida in January 2005. Cases against other tobacco companies are also scheduled for trial through the end of 2005. Trial dates are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 38 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 23 of the 38 cases. These 23 cases were tried in California (2), Florida (7), Mississippi, Missouri, New Hampshire, New Jersey, New York (3), Ohio (2), Pennsylvania, Rhode Island, Tennessee (2) and West Virginia. Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, Florida, Missouri, and Pennsylvania. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial.

The chart below lists the verdicts and post-trial developments in the 15 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
October 2004	Arnitz/ Florida	Individual Smoking and Health	$240,000 against PM USA	PM USA intends to file post-trial motions challenging the verdict.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of September 30, 2004, the amount of prejudgment interest was approximately $347 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. In connection with the appeal, defendants have collectively posted a bond in the amount of $50 million. See the discussion of the Scott case under the heading “Smoking and Health Litigation — Smoking and Health Class Actions.”

November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	In March 2004, the court denied defendants’ post-trial motions challenging the verdict. PM USA has appealed.

April 2003	Florida/ Eastman	Individual Smoking and Health	$6.54 million in compensatory damages, against all defendants, including $2.62 million against PM USA.	In May 2004, the Florida Second District Court of Appeal affirmed the judgment entered by the trial court. PM USA has recorded a provision of $3.7 million (including interest, attorneys’ fees and court costs) in connection with this case. PM USA’s motion for rehearing has been denied, and the judgment was paid in October 2004.

March 2003	Illinois/Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	The Illinois Supreme Court has agreed to hear PM USA’s appeal. See the discussion of the Price case under the heading “Certain Other Tobacco-Related Litigation — Lights/Ultra Lights Cases.”

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 2002	Florida/ French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the trial court reduced the damages award to $500,000. PM USA’s share of the damages award is approximately $251,000. Plaintiff and defendants have appealed.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. If a judgment is entered in this case, PM USA intends to appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

June 2001	California/ Boeken	Individual Smoking and Health	$5.5 million in compensatory damages and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million. In September 2004, the California Second District Court of Appeal reduced the punitive damages award to $50 million but otherwise affirmed the judgment entered in the case. Plaintiff and PM USA each sought rehearing, and in October 2004, the Court of Appeal granted the parties’ motions for rehearing.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 2001	New York/ Empire Blue Cross and Blue Shield	Health Care Cost Recovery	$17.8 million in compensatory damages against all defendants, including $6.8 million against PM USA.	In February 2002, the trial court awarded plaintiffs $38 million in attorneys’ fees. In September 2003, the United States Court of Appeals for the Second Circuit reversed the portion of the judgment relating to subrogation, certified questions relating to plaintiff’s direct claims of deceptive business practices to the New York Court of Appeals and deferred its ruling on the appeal of the attorneys’ fees award pending the ruling on the certified questions. In October 2004, the New York Court of Appeals ruled in defendants’ favor on the certified questions and found that plaintiff’s direct claims are barred on grounds of remoteness. The parties are awaiting the ruling of the Second Circuit.

July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs petitioned the Florida Supreme Court for further review. In May 2004, the Florida Supreme Court agreed to review the case. See “Engle Class Action” below.

March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiffs negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in marketing, administration and research costs on the 2002 consolidated statement of earnings as its best estimate of the probable loss in this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the punitive damages award. PM USA has petitioned the Oregon Supreme Court for review of the case.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 1999	California/ Henley	Individual Smoking and Health	$1.5 million in compensatory damages and $50 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $25 million and PM USA and plaintiff appealed. In September 2003, a California Court of Appeal, citing the State Farm decision, reduced the punitive damages award to $9 million, but otherwise affirmed the judgment for compensatory damages, and PM USA appealed to the California Supreme Court. In September 2004, the California Supreme Court dismissed PM USA’s appeal. In October 2004, the California Court of Appeal issued an order allowing the execution of the judgment. PM USA has recorded a provision of $16 million (including interest) in connection with this case. On October 10, 2004, PM USA filed in the United States Supreme Court an application for a stay pending the filing of, and ruling upon, PM USA’s petition for certiorari. On October 27, 2004, the Supreme Court granted the stay, which will remain in effect until the Supreme Court either denies PM USA’s petition for certiorari or issues its mandate.

In addition to the cases discussed above, in October 2003, an appellate court in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $256,000 and other unspecified damages. PMI’s Brazilian affiliate has appealed to a larger panel of the appellate court.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of November 1, 2004, PM USA has posted various forms of security totaling approximately $363 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the September 30, 2004 and December 31, 2003 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review and, in May 2004, the Florida Supreme Court agreed to review the case. Oral arguments are scheduled for November 3, 2004.

Smoking and Health Litigation

Overview

Plaintiffs’ allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state anti-racketeering statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.

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

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of funds to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. In May 2004, in the second phase of the trial, the jury awarded plaintiffs approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program. In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest, accruing from the date the suit commenced. As of September 30, 2004, the amount of prejudgment interest was approximately $347 million. PM USA’s share of the jury award and

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

pre-judgment interest has not been allocated. Defendants, including PM USA, have appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”) fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.

In November 2001, in the first medical monitoring class action case to go to trial, a West Virginia jury returned a verdict in favor of all defendants, including PM USA, and plaintiffs appealed. The West Virginia Supreme Court has affirmed the judgment entered by the trial court.

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

Although there have been some decisions to the contrary, most judicial decisions have dismissed all or most health care cost recovery claims against cigarette manufacturers. Nine federal circuit courts of appeals and six state appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have ordered or affirmed dismissals of health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five circuit courts of appeals.

A number of foreign governmental entities have filed health care cost recovery actions in the United States. Such suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. Thirty-two of the cases have been dismissed, and four remain pending. In addition to the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands (dismissed), Canada, France and Spain, and other entities have stated that they are considering filing such actions. In September 2003, the case pending in France was dismissed, and plaintiff has appealed. In May 2004, the case in Spain was dismissed, and plaintiff has appealed.

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In June 2001, a New York jury returned a verdict awarding $6.83 million in compensatory damages against PM USA and a total of $11 million against four other defendants in a health care cost recovery action brought by a Blue Cross and Blue Shield plan, and defendants, including PM USA, appealed. See the above discussion of the Empire Blue Cross and Blue Shield case under the heading “Recent Trial Results” for the post-trial developments in this case. Trial in the health care cost recovery case brought by the City of St. Louis, Missouri, in which PM USA and ALG are defendants, is scheduled for June 2005.

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

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, have established the National Tobacco Grower Settlement Trust, a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (2005 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain contingent events, and, in general are to be allocated based on each manufacturer’s relative market share. PM USA records its portion of these payments as part of cost of sales as product is shipped. Federal legislation enacted in October 2004 provides for the elimination of the federal tobacco quota and price support program through an industry funded buy-out of tobacco growers and quota holders. The cost of the proposed buy-out is approximately $10 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. PM USA expects that its quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust. Altria Group, Inc. does not anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2005 and beyond.

The State Settlement Agreements have materially adversely affected the volumes of PM USA, and ALG believes that they may also materially adversely affect the results of operations, cash flows or financial position of PM USA and Altria Group, Inc. in future periods. The degree of the adverse impact will depend on, among

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

other things, the rate of decline in United States cigarette sales in the premium and discount segments, PM USA’s share of the domestic premium and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other State Settlement Agreements.

In April 2004, a lawsuit was filed in state court in Los Angeles, California, on behalf of all California residents who purchased cigarettes in California from April 2000 to the present, alleging that the MSA enabled the defendants, including PM USA and ALG, to engage in unlawful price fixing and market sharing agreements. The complaint sought damages and also sought to enjoin defendants from continuing to operate under those provisions of the MSA that allegedly violate California law. In June, plaintiffs dismissed this case and refiled a substantially similar complaint in federal court in San Francisco, California. The new complaint is brought on behalf of the same purported class but differs in that it covers purchases from June 2000 to the present, names the Attorney General of California as a defendant, and does not name ALG as a defendant. PM USA’s motion to dismiss the case is pending.

There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust law. Neither ALG nor PM USA is a defendant in this case. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York Escrow Statute. Plaintiffs have appealed the trial court’s September 2004 order to the extent that it denied their request for a preliminary injunction. In addition, a similar putative class action has been brought in the Commonwealth of Kentucky challenging the repeal of certain implementing legislation that had been enacted in Kentucky subsequent to the MSA. Neither ALG nor PM USA is a defendant in the case in Kentucky.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks what it alleges to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under RICO. The government alleges that disgorgement by defendants of approximately $280 billion is an appropriate remedy. In May 2004, the court issued an order denying defendants’ motion for partial summary judgment limiting the disgorgement remedy. In June 2004, the trial court certified that order for immediate appeal, and in July 2004, the United States Court of Appeals for the District of Columbia agreed to hear the appeal on an expedited basis. Oral arguments are scheduled for November 17, 2004. In July 2004, the trial court found that PM USA had inadequately complied with a document preservation order and ordered that persons who failed to comply with PM USA’s document retention program will not be permitted to testify at trial and PM USA and ALG jointly pay $2,750,000 to the court by September 1, 2004. This amount was paid to the court in September 2004. PM USA and ALG have sought rehearing of the judge’s ruling. Trial of the case is currently underway.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these class actions allege, among other things, that the use of the terms “Lights” and/or “Ultra Lights” constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. Cases are pending in Arkansas, Delaware, Florida, Georgia, Illinois (2), Louisiana, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, Ohio (2), Oregon, Tennessee, Washington, and West Virginia (2). In addition, a case is pending in Israel. To date, trial courts in Arizona and Minnesota have refused to certify classes in these cases, and an appellate court in Florida has overturned class certification by a trial court. Plaintiffs in the Florida case filed a motion for rehearing, which was denied in October 2004. Trial courts have certified classes against PM USA in the Price case in Illinois and in Massachusetts (Aspinall), Missouri and Ohio (2). PM USA has appealed or otherwise challenged these class certification orders. In August 2004, Massachusetts’ highest court affirmed the class certification order in the Aspinall case. In September 2004, an appellate court affirmed the class certification orders in the cases in Ohio, and PM USA is seeking reconsideration or leave to appeal these rulings to the Ohio Supreme Court. In September 2004, plaintiff in a case in Wisconsin voluntarily dismissed his case without prejudice.

With respect to the Price case, trial commenced in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc.) The judge’s order also requires PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal of the note, which are due in April 2008, 2009 and 2010. Through September 30, 2004, PM USA paid $1.2 billion of the cash payments due under the judge’s order. (Cash payments into the account are included in other assets on Altria Group, Inc.’s condensed consolidated balance sheet at September 30, 2004.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any of a number of legal and factual grounds that it is pursuing on appeal. Oral arguments on PM USA’s appeal are scheduled for November 10, 2004.

Tobacco Price Cases: As of November 1, 2004, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases; however, the New Mexico Court of Appeals has agreed to hear defendants’ appeal of the class certification decision.

Wholesale Leaders Cases: In June 2003, certain wholesale distributors of cigarettes filed suit against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In January 2004, Tennessee filed a motion to dismiss its complaint, and the complaint was dismissed without prejudice in March 2004. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending PM USA’s expedited appeal. Trial is currently scheduled for March 2005. In December 2003, a tobacco manufacturer filed a similar lawsuit against PM USA in Michigan seeking unspecified monetary damages in which it alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. Plaintiff voluntarily dismissed its claims alleging price discrimination, and in July 2004, the court granted defendants’ motion to dismiss the attempt-to-monopolize claim. Plaintiff has appealed.

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

Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases, and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In September 2004, the trial court in the other case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing is pending. Trial in this case is scheduled for March 2005.

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

Asbestos Contribution Cases: These cases, which have been brought on behalf of former asbestos manufacturers and affiliated entities against PM USA and other cigarette manufacturers, seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Currently, two cases remain pending.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cigarette Contraband Cases: In May 2000 and August 2001, various departments of Columbia and the European Community and ten member states filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and unspecified injunctive relief. In February 2002, the trial court granted defendants’ motions to dismiss the actions. Plaintiffs in each case appealed. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases. In April 2004, plaintiffs petitioned the United States Supreme Court for further review. The European Community and the 10 member states moved to dismiss their petition in July 2004 following the agreement entered into among PMI, the European Commission and 10 member states of the EU. See “Tobacco – Business Environment – Cooperation Agreement between PMI and the European Commission.” It is possible that future litigation related to cigarette contraband issues may be brought.

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM USA has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211 but, by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys’ fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM USA’s motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court’s dismissal would, if affirmed, be binding on all plaintiffs. In January 2004, the Sixth Circuit reversed the lower court’s grant of summary judgment with respect to plaintiffs’ claim that PM USA violated Robinson-Patman Act provisions regarding promotional services and with respect to the discriminatory pricing claim of plaintiffs who bought cigarettes directly from PM USA. In October 2004, the United States Supreme Court denied PM USA’s petition for further review. The parties are currently awaiting orders from the trial court with respect to further proceedings in this matter.

Certain Other Actions

Italian Tax Matters: In recent years, approximately two hundred tax assessments alleging nonpayment of taxes in Italy were served upon certain affiliates of PMI. All of these assessments were resolved in 2003 and the second quarter of 2004, with the exception of certain assessments which were duplicative of other assessments. Legal proceedings continue in order to resolve these duplicative assessments.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Italian Antitrust Case: During 2001, the competition authority in Italy initiated an investigation into the pricing activities by participants in that cigarette market. In March 2003, the authority issued its findings, and imposed fines totaling 50 million euro on certain affiliates of PMI. PMI’s affiliates appealed to the administrative court, which rejected the appeal in July 2003. PMI believes that its affiliates have numerous grounds for appeal, and in February 2004, its affiliates appealed to the supreme administrative court. However, under Italian law, if fines are not paid within certain specified time periods, interest and eventually penalties will be applied to the fines. Accordingly, in December 2003, pending final resolution of the case, PMI’s affiliates paid 51 million euro representing the fines and any applicable interest to the date of payment. The 51 million euro will be returned to PMI’s affiliates if they prevail on appeal. Accordingly, the payment has been included in other assets on Altria Group, Inc.’s consolidated balance sheets.

It is not possible to predict the outcome of the litigation pending against ALG and its subsidiaries. Litigation is subject to many uncertainties. As discussed above under “Recent Trial Results,” unfavorable verdicts awarding substantial damages against PM USA have been returned in 15 cases since 1999 and these cases are in various post-trial stages. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. In the event of an adverse trial result in certain pending litigation, the defendant may not be able to obtain a required bond or obtain relief from bonding requirements in order to prevent a plaintiff from seeking to collect a judgment while an adverse verdict is being appealed. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of judges and jurors with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Third-Party Guarantees

At September 30, 2004, Altria Group, Inc.’s third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $239 million, of which $205 million have no specified expiration dates. The remainder expire through 2023, with $5 million expiring through September 30, 2005. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $45 million on its condensed consolidated balance sheet at September 30, 2004, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG, through its wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), and its majority-owned (85.1%) subsidiary, Kraft Foods Inc. (“Kraft”), is engaged in the manufacture and sale of various consumer products, including cigarettes, packaged grocery products, snacks, beverages, cheese and convenient meals. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.

Executive Summary

The following executive summary is intended to provide highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Nine Months ended September 30, 2004 – The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) for the nine months ended September 30, 2004, from the nine months ended September 30, 2003, were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the nine months ended September 30, 2003	$7,113	$3.50

2004 Domestic tobacco headquarters relocation charges	(16)	(0.01)
2004 International tobacco E.C. agreement	(161)	(0.08)
2004 Asset impairment, exit and implementation costs	(323)	(0.16)
2004 Loss on sales of businesses	(4)	—

Subtotal 2004 items	(504)	(0.25)

2003 Domestic tobacco legal settlement	118	0.06
2003 Domestic tobacco headquarters relocation charges	23	0.01
2003 Asset impairment and exit costs	3	—
2003 Gain on sales of businesses	(13)	(0.01)

Subtotal 2003 items	131	0.06

Currency	321	0.16
Lower effective tax rate	372	0.18
Higher shares outstanding		(0.05)
Operations	36	0.02

For the nine months ended September 30, 2004	$7,469	$3.62

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment, Exit and Implementation Costs – In January 2004, Kraft announced a multi-year restructuring program. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, including an estimated range of $750 million to $800 million in 2004. During the nine months ended September 30, 2004, Kraft recorded pre-tax charges of $482 million for this program and other intangible asset impairment charges. In addition, Kraft recorded $26 million of pre-tax implementation costs associated with the restructuring program. For further details, see the Food Business Environment section of the following Discussion and Analysis.

International Tobacco E.C. Agreement – On July 9, 2004, PMI entered into an agreement with the European Commission (“E.C.”) and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million which was recorded as a pre-tax charge against its earnings in the second quarter of 2004, and was paid in the third quarter of 2004. During the third quarter of 2004, PMI accrued $38 million for payments due on the first anniversary of the agreement.

The favorable currency impact on net earnings and diluted EPS is due primarily to the weakness of the U.S. dollar versus the euro and other currencies.

The effective tax rate decreased by 3.5 percentage points to 31.5%, reflecting the reversal of $355 million of tax accruals that are no longer required due to foreign tax events that were resolved during the first half of 2004 and a $76 million favorable resolution of an outstanding tax item at Kraft in the third quarter of 2004.

Higher shares outstanding during the nine months ended September 30, 2004, reflect exercises of employee stock options and the impact of a higher average stock price on the number of incremental shares from the assumed conversion of outstanding employee stock options.

The increase in results from operations was due primarily to the following:

■	Higher 2004 equity income from SABMiller, which included $0.05 per share of one-time gains from the sales of investments.

■	Higher domestic tobacco income, reflecting a lower discount rate for cash payments by customers in 2004 and a favorable comparison to the first nine months of 2003, which included incremental costs associated with PM USA’s move to an off-invoice promotional allowance.

These increases were partially offset by:

■	Lower North American food income reflecting higher commodity and benefit costs, and increased promotional programs.

■	Lower international food income reflecting higher costs, including benefits, promotional programs and infrastructure investment in developing markets.

■	Lower international tobacco income reflecting lower volume in the higher margin markets of France, Italy and Germany, and increased marketing and infrastructure expenditures, partially offset by higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Operating Results for the Three Months ended September 30, 2004 – The changes in Altria Group, Inc.’s net earnings and diluted EPS for the three months ended September 30, 2004, from the three months ended September 30, 2003, were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the three months ended September 30, 2003	$2,490	$1.22

2004 Domestic tobacco headquarters relocation charges	(3)	—
2004 Asset impairment, exit and implementation costs	(49)	(0.02)
2004 Loss on sales of businesses	(4)	—

Subtotal 2004 items	(56)	(0.02)

2003 Domestic tobacco headquarters relocation charges	17	0.01
2003 Asset impairment and exit costs	3	—
2003 Gain on sales of businesses	(13)	—

Subtotal 2003 items	7	0.01

Currency	48	0.02
Lower effective tax rate	41	0.02
Higher shares outstanding		(0.02)
Operations	118	0.06

For the three months ended September 30, 2004	$2,648	$1.29

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment, Exit and Implementation Costs – During the three months ended September 30, 2004, Kraft recorded pre-tax charges of $45 million for its restructuring program. In addition, Kraft recorded $16 million of pre-tax implementation costs associated with the restructuring program. For further details, see the Food Business Environment section of the following Discussion and Analysis.

The favorable currency impact on net earnings and diluted EPS is due primarily to the weakness of the U.S. dollar versus the euro and other currencies.

The effective tax rate decreased by 1.0 percentage point to 33.5% reflecting a net $76 million favorable resolution of an outstanding tax item at Kraft.

Higher shares outstanding during the three months ended September 30, 2004, reflect exercises of employee stock options and the impact of a higher average stock price on the number of incremental shares from the assumed conversion of outstanding employee stock options.

The increase in results from operations was due primarily to the following:

■	Higher 2004 equity income from SABMiller, which included $0.05 per share of one-time gains from the sales of investments.

■	Higher international tobacco income reflecting higher pricing and the impact of acquisitions.

These increases were partially offset by:

■	Lower North American food income reflecting higher commodity and benefit costs, and increased promotional programs.

■	Lower international food income reflecting higher costs, including promotional programs.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2004 Forecasted Results – Altria Group, Inc. has narrowed its target for 2004 full-year diluted EPS to a range of $4.55 to $4.60, which includes charges for the Kraft restructuring program, charges for the international tobacco agreement with the E.C. and one-time tax benefits in the second and third quarters of 2004. It excludes the impact of any Kraft divestitures and any potential impact of the American Jobs Creation Act of 2004, which includes tobacco buy-out legislation, as the final regulations have yet to be issued.

The factors described in the section entitled Cautionary Factors That May Affect Future Results of the following Discussion and Analysis represent continuing risks to these projections.

Discussion and Analysis

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Net Revenues:
Domestic tobacco	$13,091	$12,755	$4,505	$4,440
International tobacco	30,423	25,379	10,316	8,912
North American food	16,567	15,962	5,471	5,203
International food	7,162	6,718	2,360	2,277
Financial services	332	327	76	107

Net revenues	$67,575	$61,141	$22,728	$20,939

Operating Income:
Operating companies income:
Domestic tobacco	$3,329	$2,902	$1,147	$1,147
International tobacco	5,143	5,012	1,840	1,719
North American food	2,983	3,737	1,074	1,124
International food	643	935	227	335
Financial services	250	241	55	76
Amortization of intangibles	(12)	(7)	(3)	(2)
General corporate expenses	(534)	(542)	(182)	(176)

Operating income	$11,802	$12,278	$4,158	$4,223

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

The following events occurred during the nine months ended September 30, 2004 and 2003, that affected the comparability of statement of earnings amounts.

•	Domestic Tobacco Headquarters Relocation Charges – PM USA has substantially completed the move of its corporate headquarters from New York City to Richmond, Virginia. PM USA estimates that the total cost of the relocation will be approximately $110 million, including compensation to those employees who did not relocate. Pre-tax charges of $25 million and $5 million were recorded in operating companies income of the domestic tobacco segment for the nine months and three months ended September 30, 2004, respectively, and $36 million and $27 million were recorded for the nine months and three months ended September 30, 2003, respectively. To date, $94 million of relocation charges have been recorded. The relocation will require cash payments of approximately $60 million in 2004 and $20 million in 2005 and beyond. Cash payments of $41 million were made during the first nine months of 2004, while total cash payments related to the relocation were approximately $70 million through September 30, 2004.

•	International Tobacco E.C. Agreement – On July 9, 2004, PMI entered into an agreement with the E.C. and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in the second quarter of 2004, and was paid in the third quarter of 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement, approximately $100 million on the second anniversary and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, PMI will record charges for them as an expense in cost of sales when product is shipped. During the third quarter of 2004, PMI began accruing payments due on the first anniversary of the agreement.

•	Asset Impairment and Exit Costs – For the nine months and three months ended September 30, 2004, pre-tax asset impairment and exit costs consisted of the following:

		For the Nine Months Ended September 30, 2004	For the Three Months Ended September 30, 2004
		(in millions)
Separation program	Domestic tobacco	$1
Separation program	International tobacco*	12	$1
Separation program	General corporate**	16
Restructuring program	North American food	290	6
Restructuring program	International food	163	39
Asset impairment	International tobacco*	12
Asset impairment	North American food	17
Asset impairment	International food	12
Asset impairment	General corporate**	20	17
Lease termination	General corporate**	5

Asset impairment and exit costs		$548	$63

*	During the second quarter of 2004, PMI announced that it will close its Eger, Hungary facility. PMI recorded pre-tax charges of $24 million and $1 million for severance benefits and impairment charges during the nine months and three months ended September 30, 2004, respectively.

**	During the nine months and three months ended September 30, 2004, Altria Group, Inc. recorded pre-tax charges of $41 million and $17 million, respectively, primarily related to the streamlining of various corporate functions and the write-off of an investment in an e-business consumer products purchasing exchange.

During the third quarter of 2003, the international food segment incurred expenses of $6 million related to the closure of a Nordic snacks plant. These costs were recorded as asset impairment and exit costs in Altria Group, Inc.’s condensed consolidated statements of earnings for the nine months and three months ended September 30, 2003.

•	Domestic Tobacco Legal Settlement – During 2003, PM USA and certain other defendants reached an agreement with a class of U.S. tobacco growers and quota-holders to resolve a lawsuit related to tobacco leaf purchases. During the second quarter of 2003, PM USA recorded pre-tax charges of $182 million for its estimate of its obligation under the agreement.

•	Losses (Gains) on Sales of Businesses – During the third quarter of 2004, Kraft sold a Brazilian snack nuts business and recorded a pre-tax loss of $8 million. During the third quarter of 2003, Kraft sold a European rice business and recorded a pre-tax gain of $23 million. The loss and gain are included in the operating companies income of the international food segment in their respective years.

Consolidated Results of Operations for the Nine Months Ended September 30, 2004

The following discussion compares consolidated operating results for the nine months ended September 30, 2004, with the nine months ended September 30, 2003.

Net revenues, which include excise taxes billed to customers, increased $6.4 billion (10.5%). Excluding excise taxes, net revenues increased $2.7 billion (5.9%), due primarily to an increase in net revenues from the tobacco and food businesses and favorable currency.

Operating income decreased $476 million (3.9%), due primarily to the 2004 pre-tax charges for the international tobacco E.C. agreement and asset impairment and exit costs, primarily related to the Kraft restructuring program, and lower operating results from the food businesses. These decreases were partially offset by the favorable impact of currency, 2003 pre-tax charges for the domestic tobacco legal settlement and higher operating results from the domestic tobacco business.

Currency movements increased net revenues by $2.7 billion ($1.5 billion, after excluding the impact of currency movements on excise taxes) and operating income by $497 million. Increases in net revenues and operating income were due primarily to the weakness versus prior year of the U.S. dollar, primarily against the euro, Japanese yen and Russian ruble.

Altria Group, Inc.’s effective tax rate decreased by 3.5 percentage points to 31.5%. This decrease was due primarily to the reversal of $355 million of tax accruals that are no longer required due to foreign tax events that were resolved during the first half of 2004 and a $76 million favorable resolution of an outstanding tax item at Kraft in the third quarter of 2004.

Minority interest in earnings and other, net, was $4 million of expense for the first nine months of 2004, compared with $322 million of expense for the first nine months of 2003. The reduction in expense from 2003 was due to lower 2004 net earnings at Kraft and higher 2004 equity income from SABMiller, which included one-time gains from the sales of investments.

Net earnings of $7.5 billion increased $356 million (5.0%), due primarily to the favorable impact of currency, a lower effective tax rate, higher equity income from SABMiller, which included one-time gains from the sales of investments, 2003 pre-tax charges for the domestic tobacco legal settlement and higher operating income from the domestic tobacco business, partially offset by the 2004 pre-tax charges for the international tobacco E.C. agreement and asset impairment and exit costs, primarily related to the Kraft restructuring program, and lower operating income from the food businesses. Diluted and basic EPS of $3.62 and $3.65, respectively, increased by 3.4% and 4.0%, respectively.

Consolidated Results of Operations for the Three Months Ended September 30, 2004

The following discussion compares consolidated operating results for the three months ended September 30, 2004, with the three months ended September 30, 2003.

Net revenues, which include excise taxes billed to customers, increased $1.8 billion (8.5%). Excluding excise taxes, net revenues increased $675 million (4.4%), due primarily to an increase in net revenues from the tobacco and food businesses and favorable currency.

Operating income decreased $65 million (1.5%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs, primarily related to the Kraft restructuring program, a 2004 loss and a 2003 gain on the sales of businesses and lower operating results from the food and domestic tobacco businesses, partially offset by the favorable impact of currency, 2003 pre-tax charges for the domestic tobacco relocation and higher operating results from the international tobacco business.

Currency movements increased net revenues by $417 million ($236 million, after excluding the impact of currency movements on excise taxes) and operating income by $74 million. Increases in net revenues and operating income were due primarily to the weakness versus prior year of the U.S. dollar, primarily against the euro and Japanese yen.

Altria Group, Inc.’s effective tax rate decreased by 1.0 percentage point to 33.5%. This decrease was due primarily to a $76 million favorable resolution of an outstanding tax item at Kraft.

Minority interest in earnings and other, net, was $73 million of income in the third quarter of 2004, compared with $79 million of expense in the third quarter of 2003. The reduction in expense from 2003 was due to lower 2004 net earnings at Kraft and higher 2004 equity income from SABMiller, which included one-time gains from the sales of investments.

Net earnings of $2.6 billion increased $158 million (6.3%), due primarily to a lower effective tax rate in 2004, favorable currency, higher equity earnings from SABMiller, which included one-time gains from the sales of investments, 2003 pre-tax charges for the domestic tobacco relocation and higher operating income from the international tobacco business, partially offset by 2004 pre-tax charges for asset impairment and exit costs, primarily related to the Kraft restructuring program, and lower operating income from the food and domestic tobacco businesses. Diluted and basic EPS of $1.29 increased by 5.7% and 4.9%, respectively.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and abroad, faces a number of challenges that may continue to adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and ALG. These challenges, which are discussed below, include:

•	the civil lawsuit, in which trial is currently underway, filed by the United States federal government seeking approximately $280 billion from various cigarette manufacturers and others, including PM USA and ALG, discussed in Note 9. Contingencies (“Note 9”);

•	a compensatory and punitive damages judgment totaling approximately $10.1 billion against PM USA in the Price Lights/Ultra Lights class action, and punitive damages verdicts against PM USA in other smoking and health cases discussed in Note 9;

•	pending and threatened litigation and bonding requirements as discussed in Note 9;

•	competitive disadvantages related to price increases in the United States attributable to the settlement of certain tobacco litigation;

•	actual and proposed excise tax increases as well as changes in tax structure in foreign markets;

•	the sale of counterfeit cigarettes by third parties;

•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations involving contraband shipments of cigarettes;

•	governmental investigations;

•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;

•	actual and proposed restrictions on imports in certain jurisdictions outside the United States;

•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales inside and outside the United States;

•	governmental and private bans and restrictions on smoking;

•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking;

•	governmental regulations setting ignition propensity standards for cigarettes; and

•	other actual and proposed tobacco legislation both inside and outside the United States.

In the ordinary course of business, PM USA and PMI are subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the timing of pricing actions and tax-driven price increases.

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

In light of these conclusions, governments and public health organizations have increasingly challenged the use of descriptors – such as “light,” “mild,” and “low tar” – that are based on measurements produced by the standardized test methodologies. For example, the European Commission has concluded that descriptors based on standardized tar and nicotine yield measurements “may mislead the consumer” and has prohibited the use of descriptors. Public health organizations have also urged that descriptors be banned. For example, the Scientific Advisory Committee of the WHO concluded that descriptors such as “light, ultra-light, mild and low tar” are “misleading terms” and should be banned. In 2003, the WHO proposed the Framework Convention on Tobacco Control (“FCTC”), a treaty that requires signatory nations to prohibit misleading descriptors, which “may include terms such as ‘low tar’, ‘light’, ‘ultra-light’, or ‘mild.’” For a discussion of the FCTC, see below under the heading “The World Health Organization’s Framework Convention for Tobacco Control.” In addition, public health organizations in Canada and the United States have advocated “a complete prohibition of the use of deceptive descriptors such as ‘light’ and ‘mild.’”

See Note 9, which describes pending litigation concerning the use of brand descriptors.

Food and Drug Administration (“FDA”) Regulations: ALG and PM USA endorsed federal legislation introduced in May 2004 in the Senate and the House of Representatives, known as the Family Smoking Prevention and Tobacco Control Act, which would have granted the FDA the authority to regulate the design, performance, manufacture and marketing of cigarettes and disclosures of related information. The legislation also would have granted the FDA the authority to combat counterfeit and contraband tobacco products and would have imposed fees to pay for the cost of regulation and other matters. Congress adjourned in October 2004 without adopting this legislation. Whether Congress will grant the FDA authority over tobacco products in the future cannot be predicted.

Tobacco Quota Buy-Out: In October 2004, federal legislation was enacted that provides for a buy-out of U.S. tobacco quotas. The cost of the proposed buy-out, which will be funded by manufacturers and importers of all tobacco products, is approximately $10 billion and will be paid over 10 years. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. PM USA expects that its quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust discussed below under the heading “Debt and Liquidity — Tobacco Litigation Settlement Payments.” Altria Group, Inc. does not anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2005 and beyond.

Ingredient Disclosure Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information. In some jurisdictions, governments have prohibited the use of certain ingredients, and proposals have been discussed to further prohibit the use of ingredients. Under an EU tobacco product directive, tobacco companies are now required to disclose ingredients and toxicological information to each Member State. In implementing the EU tobacco product directive, the Netherlands has issued a decree that would require tobacco companies to disclose the ingredients used in each brand of cigarettes, including quantities used. PMI and others have challenged this decree in the Dutch District Court of The Hague on the grounds of a lack of appropriate protection of proprietary information.

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

PM USA and PMI each have established Web sites that include, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and ETS. These sites reflect PM USA’s and PMI’s agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The Web sites advise smokers, and those considering smoking, to rely on the messages of public health authorities in making all smoking-related decisions. The Web site addresses are www.philipmorrisusa.com and www.philipmorrisinternational.com.

The World Health Organization’s Framework Convention for Tobacco Control: In May 2003, the Framework Convention for Tobacco Control was adopted by the World Health Assembly and it was signed by 167 countries and the EU. More than 30 countries have now ratified it. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that would include the use of pictures or graphic images; adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; prohibit the use of terms that suggest one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers.

Each country that ratifies the treaty is expected to implement legislation reflecting the treaty’s provisions and principles. While not agreeing with all items proposed, PM USA and PMI have expressed hope that the treaty will lead to the implementation of meaningful, effective regulation of tobacco products around the world.

Cigarette Fire-Safety Requirements: Effective June 28, 2004, all cigarettes sold or offered for sale in New York (except for certain cigarettes that already were in the stream of commerce on that date) are required to meet fire-

safety standards established in regulations issued by the New York State Office of Fire Prevention and Control. Similar regulation or legislation is being considered in other states, at the federal level, and in jurisdictions outside the United States. Similar legislation has been passed in Canada.

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

All 15 pre-enlargement EU Member States have implemented these regulations, and the 10 countries joining the EU on May 1, 2004 were required to implement them as of that date. The European Commission has issued guidelines for optional graphic warnings on cigarette packaging that Member States may apply as of 2005. Graphic warning requirements have also been proposed or adopted in a number of other jurisdictions. In 2003, the EU adopted a new directive prohibiting radio, press and Internet tobacco marketing and advertising. EU Member States must implement this directive by July 31, 2005. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed or adopted in numerous other jurisdictions.

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

Australia:	In 2001, authorities in Australia initiated an investigation into the use of descriptors, in order to determine whether their use is false and misleading. The investigation is directed at one of PMI’s Australian affiliates and other cigarette manufacturers.

Canada:	ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of ALG entities relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s.

Greece:	In 2003, the competition authorities in Greece initiated an investigation into recent cigarette price increases in that market. PMI’s Greek affiliates have responded to the authorities’ request for information.

Italy:	“Lights” Cases: Pursuant to two separate requests from a consumer advocacy group, the Italian competition authorities held that the use of the “lights” descriptors such as Marlboro Lights, Merit Ultra Lights, and Diana Leggere brands to be misleading advertising, but took no action because an EU directive prohibited the use of the descriptors as of October 2003. PMI has appealed the decisions to the administrative court.

ALG and its subsidiaries cannot predict the outcome of these investigations or whether additional investigations may be commenced.

Cooperation Agreement between PMI and the European Commission: In July 2004 PMI entered into an agreement with the European Commission (acting on behalf of the European Community) and 10 member states of the EU that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the European Community and the 10 member states that signed the agreement, on the one hand, and PMI and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years. In the second quarter of 2004, PMI recorded a pre-tax charge of $250 million for the initial payment. The agreement calls for payments of approximately $150 million on the first anniversary of the agreement, approximately $100 million on the second anniversary, and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the EU in the year preceding payment. PMI will record these payments as an expense in cost of sales when product is shipped.

State Settlement Agreements: As discussed in Note 9 and Debt and Liquidity — Tobacco Litigation Settlement Payments, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements require PM USA to make substantial annual payments. They also place numerous restrictions on PM USA’s business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes. Among these are prohibitions of outdoor and transit brand advertising; payments for product placement; and free sampling. Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provides for the dissolution of certain tobacco-related organizations and places restrictions on the establishment of any replacement organizations.

Operating Results — Nine Months Ended September 30, 2004

The following discussion compares tobacco operating results for the nine months ended September 30, 2004, with the nine months ended September 30, 2003.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	(in millions)
	2004	2003	2004	2003
Domestic tobacco	$13,091	$12,755	$3,329	$2,902
International tobacco	30,423	25,379	5,143	5,012

Total tobacco	$43,514	$38,134	$8,472	$7,914

Domestic tobacco. PM USA’s net revenues, which include federal excise taxes billed to customers, increased $336 million (2.6%). Excluding excise taxes, net revenues increased $353 million (3.5%), due primarily to the absence of one-time buy-down costs incurred in the first quarter of 2003, which were associated with PM USA’s move to an off-invoice promotional allowance, a lower discount rate for cash payments by customers in 2004 and lower returned goods expenses (aggregating $443 million), partially offset by lower volume ($107 million).

Operating companies income increased $427 million (14.7%), due primarily to the absence of one-time buy-down costs incurred in the first quarter of 2003, which were associated with PM USA’s move to an off-invoice promotional allowance, a lower discount rate for cash payments by customers in 2004 and lower returned goods expenses, net of higher costs under the State Settlement Agreements (aggregating $238 million), the 2003 pre-tax charges for the domestic tobacco legal settlement ($182 million), lower marketing, administration and research costs ($60 million) and pre-tax charges for the domestic tobacco headquarters relocation ($11 million), partially offset by lower volume ($80 million).

PM USA’s shipment volume was 140.0 billion units, a decrease of 0.6%. In the premium segment, PM USA’s shipment volume decreased 0.3%, while Marlboro shipment volume increased 1.5 billion units (1.4%) to 112.5 billion units with gains across the brand portfolio and the introduction of Marlboro Menthol 72mm. In the discount segment, PM USA’s shipment volume decreased 3.1%, while Basic shipment volume was down 1.8% to 11.7 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Nine Months Ended September 30,
	2004	2003
Marlboro	39.4%	37.9%
Parliament	1.7	1.7
Virginia Slims	2.4	2.4
Basic	4.2	4.2

Focus Brands	47.7	46.2
Other PM USA	2.0	2.4

Total PM USA	49.7%	48.6%

PM USA cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM USA’s shipments or retail market share; however, it believes that PM USA’s results may be materially adversely affected by price increases related to increased excise taxes and tobacco litigation settlements, as well as by the other items discussed under the caption Tobacco — Business Environment.

International tobacco. International tobacco net revenues, which include excise taxes billed to customers, increased $5.0 billion (19.9%). Excluding excise taxes, net revenues increased $1.3 billion (10.3%), due primarily to favorable currency ($854 million), price increases ($392 million) and the impact of acquisitions ($269 million), partially offset by lower volume/mix ($314 million), reflecting lower volume in France, Germany, Italy and Japan.

Operating companies income increased $131 million (2.6%), due primarily to favorable currency ($425 million), price increases ($392 million) and the impact of acquisitions ($64 million), partially offset by the 2004 pre-tax charges related to the international tobacco E.C. agreement ($250 million) and asset impairment and exit costs for the closure of a facility in Hungary ($24 million), higher marketing, administration and research costs ($216 million), and unfavorable volume/mix ($245 million), reflecting lower volume in the higher margin markets of France, Germany, Italy and Japan.

PMI’s volume of 588.7 billion units increased 21.2 billion units (3.7%), due primarily to incremental volume from acquisitions made during 2003. Excluding acquisition volume, shipments increased 5.2 billion units (0.9%). In Western Europe, volume declined 8.5%, due primarily to decreases in France, Germany and Italy.

Shipment volume decreased 25.0% in France, due to tax-driven price increases since January 1, 2003, that continued to drive an overall market decline, and trade inventory reductions. PMI’s market share in France increased 0.4 share points to 39.7%. The French government has decreed a minimum reference price to protect government revenues. This measure has narrowed the price gap between premium and discount brands. In Italy, volume decreased 5.2% and market share fell 3.1 share points to 51.3%, as PMI’s brands were adversely impacted by low-price competitive brands and a lower total market. The Italian government has issued a decree that provides a minimum excise tax methodology in order to protect government revenues. This decree has narrowed the price gap between premium and discount brands. In Germany, volume declined, reflecting a lower total cigarette market due mainly to higher prices and the resultant consumer shifts to low-price tobacco products, particularly tobacco portions which benefit from lower excise taxes than cigarettes. PMI entered the tobacco portions market during the second quarter of 2004 with the Marlboro and Next brands. However, production capacity for tobacco portions is currently insufficient to meet demand. The first phase of PMI’s capacity increase for tobacco portions will take place in November 2004, and the next phase is planned for the first quarter of 2005. In Central and Eastern Europe, Middle East and Africa, volume increased due to gains in Russia, Turkey and Ukraine, and acquisitions in Greece and Serbia, partially offset by declines in Switzerland, the Slovak Republic, Hungary and the Baltic States. In worldwide duty-free (“WWDF”), volume increased, reflecting the global recovery in travel, a favorable comparison to prior year, which was depressed by the effects of SARS and the Iraq war, and a strong performance in Turkey. In Asia, volume grew, as increases in Korea, Malaysia, Thailand and the Philippines were partially offset by decreases in Japan, Indonesia and Singapore. In Japan, the total market was down due to the adverse impact of the July 2003 tax-driven retail price increase and a lower incidence of smoking. In Latin America, volume decreased slightly, driven mainly by declines in Argentina, partially offset by an increase in Mexico.

PMI achieved market share gains in a number of important markets including Belgium, France, Greece, Japan, Malaysia, Mexico, Netherlands, Poland, Russia, Saudi Arabia, Spain, Turkey, Ukraine and the United Kingdom.

Volume for Marlboro declined 1.0%, due primarily to declines in Argentina, Austria, Brazil, Egypt, France, Germany, Greece, Indonesia, Italy, the Netherlands, Saudi Arabia and Singapore. However, Marlboro volume was higher in many markets, including Japan, Kazakhstan, Korea, Lebanon, Malaysia, Mexico, the Philippines, Poland, Romania, Russia, Serbia, the Slovak Republic, Spain, Turkey, Ukraine and WWDF.

During the first quarter of 2004, PMI purchased a tobacco business in Finland for a cost of approximately $41 million. During the third quarter of 2003, PMI purchased approximately 66.5% of a tobacco business in Serbia for a cost of approximately $440 million and in 2004, increased its ownership interest to 85.1%. In addition, during the third quarter of 2003, PMI increased its ownership interest in its affiliate in Ecuador from less than 50% to approximately 98% for a cost of $70 million. In September 2004, PMI announced its intention to acquire Coltabaco, the largest tobacco company in Colombia with a 48% market share, and expects to close the transaction at the end of 2004, or the beginning of 2005, for approximately $310 million.

Operating Results — Three Months Ended September 30, 2004

The following discussion compares tobacco operating results for the three months ended September 30, 2004, with the three months ended September 30, 2003.

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	(in millions)
	2004	2003	2004	2003
Domestic tobacco	$4,505	$4,440	$1,147	$1,147
International tobacco	10,316	8,912	1,840	1,719

Total tobacco	$14,821	$13,352	$2,987	$2,866

Domestic tobacco. PM USA’s net revenues, which include federal excise taxes billed to customers, increased $65 million (1.5%). Excluding excise taxes, net revenues increased $75 million (2.2%), due primarily to a lower discount rate for cash payments by customers in 2004 and lower returned goods expenses (aggregating $119 million), partially offset by lower volume ($48 million).

Operating companies income was flat at $1.1 billion, due primarily to lower volume ($33 million) and provisions for two individual smoking cases, offset by lower pre-tax charges in 2004 for the domestic tobacco headquarters relocation ($22 million) and lower marketing, administration and research costs.

PM USA’s shipment volume was 48.3 billion units, a decrease of 1.0%. In the premium segment, PM USA’s shipment volume decreased 0.9%, while Marlboro shipment volume increased 116 million units (0.3%) to 38.9 billion units, which includes the introduction of Marlboro Menthol 72mm. In the discount segment, PM USA’s shipment volume decreased 2.9%, while Basic shipment volume was down 1.7% to 4.0 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Three Months Ended September 30,
	2004	2003
Marlboro	39.6%	38.1%
Parliament	1.7	1.8
Virginia Slims	2.4	2.4
Basic	4.2	4.2

Focus Brands	47.9	46.5
Other PM USA	2.0	2.3

Total PM USA	49.9%	48.8%

International tobacco. International tobacco net revenues, which include excise taxes billed to customers, increased $1.4 billion (15.8%). Excluding excise taxes, net revenues increased $280 million (6.6%), due primarily to favorable currency ($151 million), price increases ($95 million) and the impact of acquisitions ($89 million), partially offset by lower volume/mix ($55 million), reflecting lower volume in France and Germany.

Operating companies income increased $121 million (7.0%), due primarily to price increases ($95 million), favorable currency ($64 million) and the impact of acquisitions ($16 million), partially offset by higher marketing, administration and research costs, and unfavorable volume/mix ($34 million), reflecting lower volume in the higher margin markets of France and Germany.

PMI’s volume of 199.1 billion units increased 9.7 billion units (5.1%), due to incremental volume from acquisitions made during 2003 and gains across most regions of the world excluding Western Europe. Excluding acquisition volume, shipments increased 5.5 billion units (2.9%). In Western Europe, volume declined 7.5%, due primarily to decreases in France and Germany. Shipment volume decreased 24.5% in France, due to several significant tax-driven price increases since January 1, 2003 that continued to drive an overall market decline. PMI’s market share in France was up 0.9 points to 40.0%, due to increases in the Basic and Philip Morris brands. In Germany, volume declined 18.7%, reflecting a lower total cigarette market due mainly to a March 2004 tax-driven price increase and consumer shifts to low-price tobacco products, particularly tobacco portions which benefit from lower excise taxes than cigarettes. In April 2004, PMI entered the tobacco portions market in Germany, with the Marlboro and Next brands, and achieved an 8.3% total share of the tobacco portions market in the third quarter. However, production capacity for tobacco portions is currently insufficient to meet demand. The first phase of PMI’s capacity increase for tobacco portions will take place in November 2004, and the next phase is planned for the first quarter of 2005. In Italy, volume decreased 1.3% and market share fell 2.1 share points to 51.0%, due primarily to decreases in the Diana and Marlboro brands. In Central and Eastern Europe, Middle East and Africa, volume increased, due to gains in Poland, Romania, Russia, the Slovak Republic, Turkey and Ukraine, and acquisitions in Greece and Serbia. In WWDF, volume increased, reflecting improving trends in the travel industry. In Asia, volume grew, driven by increases in Japan, Korea, Malaysia, the Philippines and Thailand. In Japan, PMI’s

market share increased, benefiting from packaging upgrades and new line extensions for the Philip Morris and Virginia Slims brands. In Latin America, volume decreased, due primarily to declines in Argentina and Mexico. In Mexico, shipments declined, due to higher trade purchasing in June 2004 in advance of a price increase in early July 2004.

PMI achieved market share gains in a number of important markets including Austria, Belgium, Egypt, France, Greece, Japan, Malaysia, the Netherlands, Poland, Russia, Saudi Arabia, Spain, Turkey and Ukraine.

Volume for Marlboro grew 1.1%, due primarily to gains in most regions, partially offset by France and Germany. Gains for Marlboro were widespread, with market share gains in Belgium, the Czech Republic, Egypt, Korea, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Portugal, Russia, Spain, Turkey, Ukraine and the United Kingdom.

Food

Business Environment

Kraft manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products, through Kraft Foods Global, Inc., (formerly known as Kraft Foods North America, Inc.) and its subsidiaries. Kraft manages and reports operating results through two units, Kraft North America Commercial (“KNAC”) and Kraft International Commercial (“KIC”). KNAC represents the North American food segment and KIC represents the international food segment. Beginning in 2004, results for the Mexico and Puerto Rico businesses, which were previously included in the North American food segment, are included in the international food segment and historical amounts have been restated.

KNAC and KIC are subject to a number of challenges that may adversely affect their businesses. These challenges, which are discussed below and under the “Forward-Looking and Cautionary Statements” section include:

•	fluctuations in commodity prices;

•	movements of foreign currencies against the U.S. dollar;

•	competitive challenges in various products and markets, including price gaps with competitor products and the increasing price-consciousness of consumers;

•	a rising cost environment;

•	a trend toward increasing consolidation in the retail trade and consequent inventory reductions;

•	a growing presence of hard discount retailers, primarily in Europe, with an emphasis on private label products;

•	changing consumer preferences, including low-carbohydrate diet trends;

•	competitors with different profit objectives and less susceptibility to currency exchange rates; and

•	concerns about food safety, quality and health, including concerns about genetically modified organisms, trans-fatty acids and obesity.

To confront these challenges, Kraft continues to take steps to build the value of its brands, to improve its food business portfolio with new product and marketing initiatives, to reduce costs through productivity, and to address consumer concerns about food safety, quality and health.

In the ordinary course of business, Kraft is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Kraft and customer incentive programs, customer inventory programs, Kraft’s initiatives to improve supply chain efficiency, including efforts to align product shipments more closely with consumption by shifting some of its customer marketing programs to a consumption based approach, financial situations of customers and general economic conditions.

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering the cost structure, and optimizing capacity utilization. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004 and $330 million to $360 million in 2005. Approximately one-half of the pre-tax charges are expected to require cash payments.

During the nine months and three months ended September 30, 2004, Kraft recorded $482 million and $45 million, respectively, of asset impairment and exit costs on the condensed consolidated statement of earnings. During the nine months ended September 30, 2004, these pre-tax charges were composed of $453 million of costs under the restructuring program and $29 million of impairment charges relating to intangible assets. During the third quarter of 2004, all pre-tax charges related to the restructuring program. These restructuring charges resulted from the 2004 announcement of the closing of twelve plants, the termination of co-manufacturing agreements and the commencement of a number of workforce reduction programs. The majority of the restructuring charges for two of these plants, which are located within Europe, will be recorded upon local regulatory approval of the plant closures, which is expected in the fourth quarter of 2004. Approximately $167 million of the pre-tax charges incurred during the first nine months of 2004 will result in cash payments. During the first quarter of 2004, Altria Group, Inc. also completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge at Kraft related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico.

Pre-tax restructuring liability activity for the nine months ended September 30, 2004, was as follows (in millions):

	For the Nine Months Ended September 30, 2004
	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	155	281	17	453
Cash spent	(58)		(11)	(69)
Charges against assets	(5)	(281)		(286)

Liability balance, September 30, 2004	$92	$—	$6	$98

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during the first nine months of 2004, as part of the overall restructuring program, will result in the elimination of approximately 2,900 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of co-manufacturing agreements.

During the nine months ended September 30, 2004, Kraft recorded $26 million of pre-tax implementation costs associated with the restructuring program of which $9 million was recorded as a reduction of net revenues, $13 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings. During the three months ended September 30, 2004, Kraft recorded $16 million of pre-tax implementation costs associated with the restructuring program of which $9 million was recorded as a reduction of net revenues, $3 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings. These costs include the discontinuance of certain product lines and incremental costs related to the integration of functions and closure of facilities.

Kraft expects to incur approximately $140 million in capital expenditures from 2004 through 2006 to implement the restructuring program, including approximately $50 million in 2004. During the first nine months of 2004, Kraft spent $16 million in capital to implement the restructuring program. Cost savings as a result of the restructuring program are expected to be approximately $120 million to $140 million in 2004, an additional $130 million to $150 million in 2005, and are anticipated to reach an annualized cost savings of approximately $400 million by 2006. All of these cost savings are expected to be used in support of brand-building initiatives. Cost savings during the first nine months of 2004 were approximately $80 million.

Fluctuations in commodity costs can cause retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee and cocoa costs. Kraft’s commodity costs on average were higher than those incurred in 2003 (most notably dairy, coffee, meat, energy and packaging), and have adversely affected earnings. Dairy costs rose to historical highs during the first six months of 2004, but have subsequently moderated. For the full year 2004, Kraft expects a negative pre-tax impact from all commodities of more than $750 million as compared with 2003.

During the first quarter of 2004, Kraft acquired a U.S.-based beverage business. During the third quarter of 2003, Kraft acquired trademarks associated with a small natural foods business and during the second quarter of 2003, acquired a biscuits business in Egypt. During the first nine months of 2004 and 2003, total purchases of businesses, net of acquired cash, were $136 million and $97 million, respectively.

During the third quarter of 2004, Kraft sold a Brazilian snack nuts business. During the third quarter of 2003, Kraft sold a European rice business. During the first nine months of 2004 and 2003, aggregate proceeds received from the sales of businesses, were $11 million and $25 million, respectively, on which a pre-tax loss of $8 million and a pre-tax gain of $23 million, respectively, was recorded.

The operating results of businesses acquired and sold in 2004 and 2003 were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented. However, one element of the growth strategy of Kraft is to strengthen its brand portfolio through active programs of selective acquisitions and divestitures. Kraft is constantly investigating potential acquisition candidates and from time to time sells businesses that are outside its core categories or that do not meet its growth or profitability targets. The impact of any future acquisition or divestiture could have a material impact on Altria Group, Inc.’s consolidated financial position, results of operations or cash flows.

Kraft periodically calculates the fair value of its goodwill and intangible assets to test for impairment. This calculation may be affected by market conditions noted above, as well as interest rates and general economic conditions.

In November 2003, Kraft was advised by the Fort Worth District Office of the Securities and Exchange Commission (“SEC”) that the staff was considering recommending that the SEC bring a civil injunctive action against Kraft charging it with aiding and abetting Fleming Companies (“Fleming”) in violations of the securities laws. District staff alleged that a former Kraft employee, who received a similar notice, signed documents requested by Fleming, which Fleming used in order to accelerate its revenue recognition. On September 14, 2004, the SEC announced settlement agreements with Fleming for securities fraud and other violations arising from material earnings overstatements during late 2001 and the first half of 2002. The SEC also announced settlements with three Fleming suppliers and seven supplier employees, including Kraft’s former employee, for aiding certain of Fleming’s violations. On September 15, 2004, the staff of the SEC informed Kraft that it does not intend to recommend an enforcement action against Kraft in connection with the staff’s investigation of Fleming.

Operating Results – Nine Months Ended September 30, 2004

The following discussion compares food operating results for the nine months ended September 30, 2004, with the nine months ended September 30, 2003.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	(in millions)
	2004	2003	2004	2003
North American food	$16,567	$15,962	$2,983	$3,737
International food	7,162	6,718	643	935

Total food	$23,729	$22,680	$3,626	$4,672

North American food. Net revenues increased $605 million (3.8%), due primarily to higher volume/mix ($256 million), higher net pricing ($148 million), favorable currency ($125 million) and the impact of acquisitions.

Operating companies income decreased $754 million (20.2%), due primarily to cost increases, net of higher pricing ($345 million, including higher commodity costs and increased promotional spending), the 2004 pre-tax charges for asset impairment and exit costs ($307 million), higher marketing, administration and research costs ($177 million, including higher benefit costs), the 2004 implementation costs associated with the Kraft restructuring program ($22 million) and higher fixed manufacturing costs ($19 million, including higher benefit costs), partially offset by higher volume/mix ($98 million) and favorable currency ($21 million).

Volume increased 3.5%, of which 2.5% was due to acquisitions. In U.S. Beverages & Grocery, volume increased, driven primarily by an acquisition in beverages and growth in coffee, desserts and enhancers, partially offset by lower cereals volume. Volume gains were achieved in U.S. Cheese, Canada & North America Foodservice, due primarily to promotional reinvestment spending in cheese and higher volume in Foodservice, due to the impact of acquisitions and higher shipments to national accounts. In U.S. Snacks, volume increased slightly as higher snack nuts shipments were partially offset by lower biscuits and confectionery volumes. In U.S. Convenient Meals, volume increased, due primarily to higher cold cuts volume, partially offset by lower shipments of meals.

International food. Net revenues increased $444 million (6.6%), due to favorable currency ($503 million), higher volume/mix ($50 million) and the impact of acquisitions ($21 million), partially offset by the impact of divestitures ($92 million) and increased promotional spending, net of higher prices ($38 million).

Operating companies income decreased $292 million (31.2%), due primarily to the pre-tax charges for asset impairment and exit costs ($169 million), cost increases ($86 million), higher marketing, administration and research costs ($44 million, including higher benefit costs and infrastructure investment in developing markets), the 2004 loss and 2003 gain on sales of businesses (aggregating $31 million), and the impact of divestitures, partially offset by favorable currency ($51 million).

Volume decreased 0.5%, due primarily to the impact of the divestiture of a rice business and a branded fresh cheese business in Europe in 2003, as well as price competition and trade inventory reductions in several markets, partially offset by the impact of acquisitions.

In Europe, Middle East and Africa, volume decreased, impacted by divestitures, price competition, trade inventory reductions in Russia and lower shipments in France, partially offset by growth in Germany, Italy and several Eastern European markets, and the impact of acquisitions. Beverages volume declined, impacted by price competition and trade inventory reductions in coffee in France and refreshment beverages in the Middle East. In cheese, volume decreased, due primarily to the divestiture of a branded fresh cheese business in Italy, partially offset by higher shipments in Germany, Italy and the United Kingdom. In convenient meals, volume declined, due primarily to the divestiture of a European rice business. Snacks volume increased, benefiting from acquisitions, new product introductions across the region and a favorable comparison to prior year due to the 2003 summer heat wave across Europe, partially offset by price competition and trade inventory reductions in some markets. In grocery, volume increased, due primarily to an acquisition in Egypt.

Volume decreased in Latin America & Asia Pacific, due primarily to declines in Mexico, Peru, Southeast Asia and Venezuela, partially offset by gains in Argentina, Brazil and China. Snacks volume decreased, impacted by lower biscuit shipments in Southeast Asia and biscuit trade inventory reductions in Peru and Venezuela, partially offset by gains in confectionery in Argentina and Brazil. In beverages, volume decreased, impacted by price competition in Mexico and lower shipments in Venezuela, partially offset by gains in Brazil and China. In grocery, volume decreased, due primarily to lower results in Asia Pacific. Cheese volume increased, with gains across several markets, including the Philippines, Mexico and Australia.

Operating Results – Three Months Ended September 30, 2004

The following discussion compares food operating results for the three months ended September 30, 2004, with the three months ended September 30, 2003.

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	(in millions)
	2004	2003	2004	2003
North American food	$5,471	$5,203	$1,074	$1,124
International food	2,360	2,277	227	335

Total food	$7,831	$7,480	$1,301	$1,459

North American food. Net revenues increased $268 million (5.2%), due primarily to higher volume/mix ($150 million), higher pricing, net of higher promotional spending ($77 million), favorable currency ($13 million) and the impact of acquisitions.

Operating companies income decreased $50 million (4.4%), due primarily to cost increases, net of higher pricing ($76 million, including higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($32 million, including higher benefit costs), the 2004 implementation costs associated with the Kraft restructuring program ($13 million) and the 2004 pre-tax charges for asset impairment and exit costs ($6 million), partially offset by higher volume/mix ($72 million).

Volume increased 4.5%, of which 3.5% was due to acquisitions. Volume gains were achieved in U.S. Cheese, Canada & North America Foodservice, due to share gains in cheese from promotional reinvestment spending and higher volume in Foodservice, due to higher shipments to national accounts and the 2004 acquisition of a beverage business. In U.S. Beverages & Grocery, volume increased, driven primarily by an acquisition in beverages, new product introductions and growth in coffee, partially offset by lower desserts volume. In U.S. Snacks, volume increased, as higher snack nuts shipments and new biscuit product introductions were partially offset by lower confectionery volume. In U.S. Convenient Meals, volume increased, due primarily to gains in cold cuts and hot dogs, and new product introductions in pizza.

International food. Net revenues increased $83 million (3.6%), due primarily to favorable currency ($72 million) and higher volume/mix ($52 million), partially offset by the impact of divestitures ($26 million) and increased promotional spending.

Operating companies income decreased $108 million (32.2%), due primarily to cost increases ($42 million), the pre-tax charges for asset impairment and exit costs ($33 million), the 2004 loss and 2003 gain on sales of businesses (aggregating $31 million) and the impact of divestitures, partially offset by favorable currency ($7 million).

Volume decreased 0.6%, due primarily to the impact of divestitures, price competition and trade inventory reductions in Latin America, partially offset by growth in Europe, Middle East and Africa.

In Europe, Middle East and Africa, volume increased, as growth in Germany and Russia was partially offset by the impact of divestitures and a decline in France. Beverages volume increased, benefiting from promotional investments in coffee in Germany and a favorable comparison to prior year due to the 2003 summer heat wave across Europe, partially offset by price competition and trade inventory reductions in France. Snacks volume increased, benefiting from confectionery gains due to the 2003 summer heat wave, increased trade purchases following the transportation strike in Norway during the second quarter of 2004 and new product introductions. In cheese, volume decreased, due primarily to the divestiture of a branded fresh cheese business in Italy, partially offset by higher shipments in several markets, including cream cheese in Germany and cheese slices in the United Kingdom and Italy. In grocery, volume decreased, due primarily to lower shipments in Germany.

Volume decreased in Latin America & Asia Pacific, due primarily to declines in Venezuela, Peru and Mexico, partially offset by growth in Brazil. Snacks volume declined, as trade inventory reductions in Venezuela and Peru, and increased competition in Brazil and China were partially offset by confectionery growth in Brazil. In beverages, volume decreased, impacted by price competition in Mexico, partially offset by gains in Brazil and the Philippines. In cheese, volume increased, driven by gains across several markets.

Financial Services

Business Environment

During 2003, PMCC shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of finance assets. Accordingly, PMCC’s operating companies income will decrease over time, although there may be fluctuations from quarter to quarter, as lease investments mature or are sold. During the nine months ended September 30, 2004 and 2003, PMCC received proceeds from asset sales and maturities of $605 million and $364 million, respectively, and recorded gains of $106 million and $34 million, respectively, in operating companies income. During the three months ended September 30, 2004 and 2003, PMCC received proceeds from asset sales and maturities of $221 million and $272 million, respectively, and recorded gains of $12 million and $17 million, respectively, in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major U.S. carriers. At September 30, 2004, approximately 27%, or $2.2 billion of PMCC’s investment in finance lease assets, related to aircraft. Two of PMCC’s lessees, United Air Lines, Inc. (“UAL”) and US Airways Group, Inc. (“US Airways”) are currently under bankruptcy protection.

PMCC leases 24 Boeing 757 aircraft to UAL with an aggregate exposure of $576 million at September 30, 2004. PMCC has entered into an agreement with UAL to amend 18 single investor leases subject to UAL’s successful emergence from bankruptcy and assumption of the leases. UAL remains current on lease payments due to PMCC on these 18 amended leases. PMCC continues to monitor the situation at UAL with respect to the six remaining aircraft financed under leveraged leases, which have an aggregate exposure of $92 million. PMCC has no amended agreement relative to these leases since its interests are subordinate to those of public debt holders associated with the leveraged leases. Accordingly, since UAL has declared bankruptcy, PMCC has received no lease payments relative to these six aircraft and remains at risk of foreclosure on these aircraft by the senior lenders under the leveraged leases.

In addition, PMCC leases 16 Airbus A-319 aircraft to US Airways with a total exposure of $150 million at September 30, 2004. US Airways filed for bankruptcy protection in the third quarter of 2004. Previously, US Airways emerged from Chapter 11 bankruptcy protection in March 2003, at which time PMCC’s leveraged leases were assumed pursuant to an agreement with US Airways.

Since entering bankruptcy in the third quarter of 2004, US Airways has not announced its plans with respect to PMCC’s aircraft. If US Airways rejects the leases on these aircraft, PMCC is at risk of having its interest in these aircraft foreclosed upon by the senior lenders under the leveraged leases.

PMCC has an exposure of $297 million at September 30, 2004, relating to six Boeing 757, nine Boeing 767 and four MD-88 aircraft leased to Delta Air Lines, Inc. (“Delta”) under long-term leveraged leases. Delta has been experiencing financial difficulties and is currently trying to arrange an out-of-court restructuring. Discussions regarding concessions between Delta and PMCC are ongoing, however, the outcome is uncertain at this time.

If Delta’s restructuring efforts fail, Delta has indicated that it may seek bankruptcy protection. Delta remains current under its lease obligations to PMCC.

It is possible that further adverse developments in the airline industry may require PMCC to increase its allowance for losses, which was $399 million at September 30, 2004.

Operating Results

	2004	2003
	(in millions)
Net revenues:
Nine months ended September 30,	$332	$327

Three months ended September 30,	$76	$107

Operating companies income:
Nine months ended September 30,	$250	$241

Three months ended September 30,	$55	$76

PMCC’s net revenues and operating companies income for the nine months ended September 30, 2004, increased $5 million (1.5%) and $9 million (3.7%), respectively, over the comparable periods in 2003, due primarily to an increase of $72 million from gains on asset sales, partially offset by the previously discussed change in strategy which resulted in lower lease portfolio revenues. During the three months ended September 30, 2004, PMCC’s net revenues and operating companies income decreased $31 million (29.0%) and $21 million (27.6%), respectively, from the comparable periods in 2003, due primarily to the previously discussed change in strategy which resulted in lower lease portfolio revenues.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2004, net cash provided by operating activities was $8.8 billion compared with $8.9 billion during the comparable 2003 period. The decrease of $97 million was due primarily to higher escrow deposits for the Price domestic tobacco case and lower cash from the financial services business, partially offset by higher net earnings in 2004.

Net Cash Used in Investing Activities

One element of the growth strategy of ALG’s subsidiaries is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time Kraft sells businesses that are outside its core categories or that do not meet its growth or profitability targets. The impact of any future acquisition or divestiture could have a material impact on Altria Group, Inc.’s consolidated cash flows.

During the first nine months of 2004, net cash used in investing activities was $722 million, compared with $1.6 billion during the first nine months of 2003. The decrease primarily reflects lower amounts spent for the purchases of businesses in 2004. The discontinuation of finance asset investments, as well as increased proceeds from finance asset sales, given PMCC’s change in strategic direction, also contributed to the decline.

Net Cash Used in Financing Activities

During the first nine months of 2004, net cash used in financing activities was $5.2 billion, compared with $1.8 billion during the first nine months of 2003. The increase was due primarily to the repayment of debt in 2004, as compared with 2003 when ALG and Kraft borrowed against their revolving credit facilities, while their access to commercial paper markets was temporarily eliminated following a $10.1 billion judgment against PM USA.

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

In the table below, information is presented as of September 30, 2004, and October 29, 2004, to provide the most current information available. At September 30, 2004, and at October 29, 2004, credit lines for ALG and Kraft, and the related activity were as follows (in billions of dollars):

ALG		September 30, 2004			October 29, 2004
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Amount Drawn	Commercial Paper Outstanding	Lines Available
Multi-year	$5.0	$—	$1.3	$3.7	$—	$1.0	$4.0

Kraft		September 30, 2004			October 29, 2004
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day	$2.5	$—	$—	$2.5	$—	$—	$2.5
Multi-year	2.0		2.0	—		2.0	—

	$4.5	$—	$2.0	$2.5	$—	$2.0	$2.5

The ALG multi-year revolving credit facility requires the maintenance of an earnings to fixed charges ratio, as defined by the agreement, of 2.5 to 1.0. At September 30, 2004, the ratio was 9.7 to 1.0. The Kraft multi-year revolving credit facility, which is for the sole use of Kraft, requires the maintenance of a minimum net worth of $18.2 billion. At September 30, 2004, Kraft’s net worth was $29.2 billion. ALG and Kraft expect to continue to meet their respective covenants. The multi-year facilities, which both expire in July 2006, enable the respective companies to reclassify short-term debt on a long-term basis. At September 30, 2004, $2.0 billion of commercial paper borrowings that Kraft intends to refinance was reclassified as long-term debt. After a review of projected borrowing requirements,

ALG’s management determined that its revolving credit facilities provided liquidity in excess of its needs. As a result, ALG’s 364-day revolving credit facility was not renewed when it expired in July 2004. In July 2004, Kraft replaced its 364-day facility which was expiring. The new Kraft 364-day revolving credit facility, in the amount of $2.5 billion, expires in July 2005, although it contains a provision allowing Kraft to extend the maturity of outstanding borrowings for up to one additional year. It also requires the maintenance of a minimum net worth of $18.2 billion. These facilities do not include any additional financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

In addition to the above, certain international subsidiaries of ALG and Kraft maintain uncommitted credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $1.4 billion for ALG subsidiaries (other than Kraft) and approximately $0.7 billion for Kraft subsidiaries, are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $0.3 billion at September 30, 2004.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $23.9 billion and $24.5 billion at September 30, 2004 and December 31, 2003, respectively. Total consumer products debt was $21.8 billion and $22.3 billion at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 and December 31, 2003, Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.75 and 0.89, respectively. The ratio of total debt to total equity was 0.82 and 0.98 at September 30, 2004 and December 31, 2003, respectively. As disclosed in Exhibit 12, Altria Group, Inc.’s ratio of earnings to fixed charges was 9.1 to 1.0 for the nine months ended September 30, 2004.

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

Guarantees – As discussed in Note 9, at September 30, 2004, Altria Group, Inc. had third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximating $239 million, of which $205 million have no specified expiration dates. The remainder expire through 2023, with $5 million expiring through September 30, 2005. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $45 million on its condensed consolidated balance sheet at September 30, 2004, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2004, subsidiaries of ALG were also contingently liable for $1.6 billion of guarantees related to their own performance, consisting of the following:

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

PM USA and the other settling defendants also agreed to make payments to the National Tobacco Grower Settlement Trust, a trust fund to provide aid to tobacco growers and quota-holders. The trust will be funded by four of the major domestic tobacco product manufacturers, including PM USA, over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Future industry payments (in 2005 through 2008, $500 million each year; and 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, industry volume and certain other contingent events, and, in general, are to be allocated based on each manufacturer’s relative market share. Federal legislation enacted in October 2004 provides for the elimination of the federal tobacco quota and price support program through an industry funded buy-out of tobacco growers and quota holders. The cost of the proposed buy-out is approximately $10 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. PM USA expects that its quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust. Altria Group, Inc. does not anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2005 and beyond.

International Tobacco E.C. Agreement – On July 9, 2004, PMI entered into an agreement with the E.C. and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. This agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in the second quarter of 2004, and was paid in the third quarter of 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement, approximately $100 million on the second anniversary and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, PMI will record charges for them as an expense in cost of sales when product is shipped. During the third quarter of 2004, PMI began accruing for payments due on the first anniversary of the agreement.

Litigation Escrow Deposits – As discussed in Note 9, in connection with obtaining a stay of execution in May 2001 in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the September 30, 2004 and December 31, 2003 condensed consolidated balance sheets as other assets. These amounts will be returned to PM USA should it prevail in its appeal of the case. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

In addition, in connection with obtaining a stay of execution in the Price case, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution. Since this note is the result of an intercompany financing arrangement, it does not appear on the condensed consolidated balance sheet of Altria Group, Inc. In addition, PM USA agreed to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note which are due in April 2008, 2009 and 2010. Through September 30, 2004, PM USA made $1.2 billion of the cash deposits due under the judge’s order. Cash deposits into the account are included in other assets on the condensed consolidated balance sheet. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court.

With respect to certain adverse verdicts currently on appeal, other than the Engle and the Price cases discussed above, as of September 30, 2004, PM USA has posted various forms of security totaling $363 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. In addition, as discussed in Note 9, PMI placed 51 million euro in an escrow account pending appeal of an adverse verdict in Italy. These cash deposits are included in other assets on the condensed consolidated balance sheets.

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

Leases – PMCC’s investment in leases is included in finance assets, net, on the condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003. At September 30, 2004, PMCC’s net finance receivable of $7.6 billion in leveraged leases, which is included in Altria Group, Inc.’s condensed consolidated balance sheet as finance assets, net, consists of lease receivables ($26.8 billion) and the residual value of assets under lease ($2.2 billion), reduced by third-party nonrecourse debt ($18.1 billion) and unearned income ($3.3 billion). The payment of the nonrecourse debt is collateralized only by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at September 30, 2004, also includes net finance receivables for direct finance leases of $0.7 billion and an allowance for losses ($0.4 billion).

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

During the first nine months of 2004 and 2003, Kraft repurchased 15.4 million and 5.2 million shares of its Class A common stock at a cost of $487 million and $156 million, respectively. As of September 30, 2004, Kraft had repurchased 17.0 million shares of its Class A common stock, under its $700 million authority, at an aggregate cost of $537 million. Kraft expects to complete the $700 million program in the fourth quarter of 2004.

As discussed in Note 1. Accounting Policies, in January 2004, Altria Group, Inc. granted approximately 1.4 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 1.0 million equivalent shares. Restrictions on these shares lapse in the first quarter of 2007.

Dividends paid in the first nine months of 2004 and 2003 were $4.2 billion and $3.9 billion, respectively, an increase of 6.9%, primarily reflecting a higher dividend rate in 2004. During the third quarter of 2004, Altria Group, Inc.’s Board of Directors approved a 7.4% increase in the quarterly dividend rate to $0.73 per share. As a result, the present annualized dividend rate is $2.92 per share.

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

A substantial portion of Altria Group, Inc.’s derivative financial instruments is effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
(Loss) gain at beginning of period	$(83)	$(77)	$(10)	$14
Derivative losses (gains) transferred to earnings	43	(44)	(2)	(5)
Change in fair value	45	49	17	(81)

Gain (loss) as of September 30	$5	$(72)	$5	$(72)

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates. Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany forecasted transactions and balances. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At September 30, 2004 and December 31, 2003, Altria Group, Inc. had foreign exchange option and forward contracts with aggregate notional amounts of $7.6 billion and $13.6 billion, respectively. The $6.0 billion decrease from December 31, 2003, reflects $2.4 billion due to the change in equal and offsetting foreign currency transactions discussed below, as well as the maturity of contracts that were outstanding at December 31, 2003, partially offset by new agreements in 2004. Included in the foreign currency aggregate notional amounts at September 30, 2004 and December 31, 2003, were $1.0 billion and $3.4 billion, respectively, of equal and offsetting foreign currency positions, which do not qualify as hedges and that will not result in any significant gain or loss. In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. A substantial portion of the foreign currency swap agreements are accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of September 30, 2004 and December 31, 2003. At September 30, 2004 and December 31, 2003, the notional amounts of foreign currency swap agreements aggregated $2.4 billion and $2.5 billion, respectively.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the nine months ended September 30, 2004 and 2003, losses of $35 million, net of income taxes, and losses of $37 million, net of income taxes, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities. Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials. Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At September 30, 2004 and December 31, 2003, Kraft had net long commodity positions of $486 million and $255 million, respectively. In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at September 30, 2004 and December 31, 2003.

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

Tobacco-Related Litigation. There is substantial litigation related to tobacco products in the United States and certain foreign jurisdictions. We anticipate that new cases will continue to be filed. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. There are presently 15 cases on appeal in which verdicts were returned against PM USA, including a compensatory and punitive damages verdict totaling approximately $10.1 billion in the Price case in Illinois. Generally, in order to prevent a plaintiff from seeking to collect a judgment while the verdict is being appealed, the defendant must post an appeal bond, frequently in the amount of the judgment or more, or negotiate an alternative arrangement with plaintiffs. In the event of future losses at trial, we may not always be able to obtain the required bond or to negotiate an acceptable alternative arrangement.

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

Strengthening Brand Portfolios Through Acquisitions and Divestitures. One element of the growth strategy of our subsidiaries is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time Kraft sells businesses that are outside its core categories or that do not meet its growth or profitability targets. Acquisition opportunities are limited and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.

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

Asset Impairment. We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. This calculation may be affected by the market conditions noted above, as well as interest rates and general economic conditions.

Item 4. Controls and Procedures.

Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including ALG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, ALG’s Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective in timely alerting them to information relating to Altria Group, Inc. (including its consolidated subsidiaries) required to be included in ALG’s reports filed or submitted under the Securities Exchange Act of 1934, as amended. Our management evaluated, with the participation of ALG’s Chief Executive Officer and Chief Financial Officer, any change in Altria Group, Inc.’s internal control over financial reporting and determined that there has been no change in Altria Group, Inc.’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Altria Group, Inc.’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ALG’s share repurchase activity for each of the three months ended September 30, 2004, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	20,327	$47.67	—	—
August 1, 2004 – August 31, 2004	288,665	$48.25	—	—
September 1, 2004 – September 30, 2004	21,317	$46.71	—	—

For the Quarter Ended September 30, 2004	330,309	$48.12

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who exercised stock options and used previously owned shares to pay all, or a portion of, the option exercise price and related taxes.

Item 6. Exhibits.

3	Amended By-Laws. (Incorporated by reference to ALG’s Current Report on Form 8-K dated October 29, 2004.)

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Pending Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE
Dinyar S. Devitre Senior Vice President and Chief Financial Officer

November 5, 2004

70