Form 10-K
period 2004-12-31
ALTRIA GROUP INC
filed 2005-03-15
CIK 764180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).          Yes ☑           No ☐
      The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2004, was approximately $103 billion. As of February 28, 2004, there were 2,068,300,741 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference
      Portions of the registrant’s annual report to shareholders for the year ended December 31, 2004 (the “2004 Annual Report”), are incorporated in Part I, Part II and Part IV hereof and made a part hereof. Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 28, 2005, filed with the Securities and Exchange Commission on March 14, 2005, are incorporated in Part III hereof and made a part hereof.

PART I

Item 1.	Business.

(a)	General Development of Business
General
      As used herein, unless the context indicates otherwise, “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”) are engaged in the manufacture and sale of cigarettes and tobacco products. ALG’s majority owned (85.4% ownership with approximately 98% voting power) subsidiary Kraft Foods Inc. (“Kraft”) is engaged in the manufacture and sale of branded foods and beverages. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. During 2003, PMCC shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of finance assets. Miller Brewing Company (“Miller”), engaged in the manufacture and sale of various beer products, was ALG’s wholly-owned subsidiary prior to the merger of Miller into South African Breweries plc (“SAB”) on July 9, 2002.
      In November 2004, ALG announced that, for significant business reasons, the Board of Directors is looking at a number of restructuring alternatives, including the possibility of separating Altria Group, Inc. into two, or potentially three, independent entities. Continuing improvements in the entire litigation environment are a prerequisite to such action by the Board of Directors, and the timing and chronology of events are uncertain.
      PM USA is the largest cigarette company in the United States. PMI is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes) internationally. Marlboro, the principal cigarette brand of these companies, has been the world’s largest-selling cigarette brand since 1972.
      Kraft is engaged in the manufacture and sale of branded foods and beverages in the United States, Canada, Europe, the Middle East and Africa, Latin America and Asia Pacific. Kraft manages and reports operating results through two units, Kraft North America Commercial (“KNAC”) and Kraft International Commercial (“KIC”). Kraft has operations in 68 countries and sells its products in more than 155 countries.
      On November 15, 2004, Kraft announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business as discontinued operations on the consolidated statements of earnings for all years presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. Accordingly, historical statements of earnings amounts included in this annual report on Form 10-K have been restated to reflect the discontinued operation.
      In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, Kraft anticipates the closing or sale of up to 20 plants and the elimination of approximately 6,000 positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including $641 million incurred in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments.
      In addition, Kraft expects to incur approximately $140 million in capital expenditures from 2004 through 2006 to implement the restructuring program, including $46 million spent in 2004. Cost savings as a result of the restructuring program were approximately $127 million in 2004, are expected to increase by an incremental amount of between $120 million and $140 million in 2005, and are anticipated to reach annualized cost savings of approximately $400 million by 2006, all of which are expected to be used in support of brand-building initiatives.
      On July 9, 2002, Miller merged into SAB and SAB changed its name to SABMiller plc (“SABMiller”). At closing, ALG received 430 million shares of SABMiller valued at approximately $3.4 billion, based upon a share price of 5.12 British pounds per share, in exchange for Miller, which had $2.0 billion of existing debt. ALG’s ownership of SABMiller stock resulted in a 36% economic interest and a 24.9% voting interest in SABMiller. ALG has the contractual right to convert non-voting shares to voting shares in order to maintain its 24.9% voting interest in SABMiller. The transaction resulted in a pre-tax gain of $2.6 billion or $1.7 billion after-tax, which was recorded in the third quarter of 2002. During December 2004, ALG’s economic interest in SABMiller declined to 33.9%, as a result of the conversion of SABMiller convertible bonds into equity.
      Certain prior years’ amounts have been reclassified to conform with the current year’s presentation, due primarily to the new global organization structure at Kraft and the classification of Kraft’s sugar confectionery business as discontinued operations.
Source of Funds — Dividends
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

(b)	Financial Information About Segments
      Altria Group, Inc.’s reportable segments are domestic tobacco, international tobacco, North American food, international food, beer (prior to July 9, 2002) and financial services. Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years (along with total assets for each of tobacco, food and financial services at December 31, 2004, 2003 and 2002) are set forth in Note 15 to Altria Group, Inc.’s consolidated financial statements (“Note 15”), which is incorporated herein by reference to the 2004 Annual Report.
      The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2004	2003	2002

Domestic tobacco	27.7%	23.5%	29.2%
International tobacco	41.2	38.0	33.1
North American food	24.3	28.2	27.2
International food	5.9	8.4	8.6
Beer			1.6
Financial services	0.9	1.9	0.3

	100.0%	100.0%	100.0%

      * Altria Group, Inc.’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. The accounting policies of the segments are the same as those described in Note 2 to Altria Group, Inc.’s consolidated financial statements and are incorporated herein by reference to the 2004 Annual Report.

      Changes in the relative percentages above reflect the following:

•	In 2003, PM USA took steps to narrow price gaps in the intensely competitive United States cigarette industry. In 2004, domestic tobacco results reflect savings from changes that PM USA made to its trade programs.

•	In 2004, North American and international food results reflect charges incurred as part of Kraft’s multi-year restructuring program, increased promotional spending and higher commodity and benefit costs.

•	Results for the beer segment reflect the 2002 merger of Miller into SABMiller and the subsequent change to equity accounting for the investment.

•	Financial services results include charges taken for leveraged lease exposure to the troubled United States airline industry of $140 million in 2004 and $290 million in 2002.
(c)     Narrative Description of Business
Tobacco Products
      PM USA manufactures, markets and sells cigarettes in the United States and its territories, and contract manufactures cigarettes for PMI. Subsidiaries and affiliates of PMI and their licensees manufacture, market and sell tobacco products outside the United States.
Acquisitions
      On March 12, 2005, a subsidiary of PMI entered into agreements to acquire 40% of the outstanding shares of PT HM Sampoerna Tbk from its principal shareholders. For a discussion of this transaction, see Item 9B. Other Information.
      During 2004, PMI purchased a tobacco business in Finland for a cost of approximately $42 million. Also during 2004, PMI reached an agreement to acquire Coltabaco, the largest tobacco company in Colombia, with a 48% market share. PMI expects to close the transaction in the beginning of 2005, for approximately $310 million. In October 2004, a subsidiary of PMI purchased a 20% stake in a tobacco company in Pakistan for $60 million, bringing the subsidiary’s aggregate share ownership of the Pakistani company to 40%. During 2003, PMI purchased approximately 74.2% of a tobacco business in Serbia for a cost of approximately $486 million, and in 2004, increased its ownership interest to 85.2%. During 2003, PMI also purchased 99% of a tobacco business in Greece for approximately $387 million and increased its ownership interest in its affiliate in Ecuador from less than 50% to approximately 98% for a cost of $70 million. During 2002, PMI acquired a sales promotion company in Japan for $25 million.
Domestic Tobacco Products
      PM USA is the largest tobacco company in the United States, with total cigarette shipments in the United States of 187.1 billion units in 2004, a decrease of 0.1% from 2003.
      PM USA’s major premium brands are Marlboro, Virginia Slims and Parliament. Its principal discount brand is Basic. All of its brands are marketed to take into account differing preferences of adult smokers. Marlboro is the largest-selling cigarette brand in the United States, with shipments of 150.4 billion units in 2004 (up 1.7% over 2003).
      In the premium segment, PM USA’s 2004 shipment volume increased 0.1% over 2003, and its shipment volume in the discount segment decreased 1.9%. Shipments of premium cigarettes accounted for 91.4% of PM USA’s total 2004 volume, up from 91.3% in 2003.

      The following table summarizes PM USA’s retail share performance, based on data from the IRI/ Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Years
	Ended
	December 31,

	2004	2003

Marlboro	39.5%	38.0%
Parliament	1.7	1.7
Virginia Slims	2.4	2.4
Basic	4.2	4.2

Focus on Four Brands	47.8	46.3
Other PM USA	2.0	2.4

Total PM USA	49.8%	48.7%

      PM USA cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or in PM USA’s shipments or retail market share; however, it believes that PM USA’s results may be materially adversely affected by price increases related to increased excise taxes and tobacco litigation settlements, as well as by the other items discussed below and in the section captioned “Cautionary Factors That May Affect Future Results.”
      As discussed in Note 19 to Altria Group, Inc.’s consolidated financial statements (“Note 19”), which is incorporated herein by reference to the 2004 Annual Report, in connection with obtaining a stay of execution in the Price case, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution. Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc. In addition, PM USA agreed to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note which are due in equal installments in April 2008, 2009 and 2010. Through December 31, 2004, PM USA made $1.4 billion of the cash deposits due under the judge’s order. Cash deposits into the account are included in other assets on the consolidated balance sheet. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court.
International Tobacco Products
      PMI’s total cigarette shipments increased 3.5% in 2004 to 761.4 billion units. PMI estimates that its share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States and duty-free shipments) was approximately 14.5% in 2004 and 2003. PMI estimates that international cigarette market shipments were approximately 5.1 trillion units in 2004, a 1.5% increase over 2003. PMI’s leading brands — Marlboro, L&M, Philip Morris, Bond Street, Chesterfield, Parliament, Lark, Merit and Virginia Slims — collectively accounted for approximately 11.0% of the international cigarette market in 2004 and 2003. Shipments of PMI’s principal brand, Marlboro, decreased 1.3% in 2004, and represented approximately 5.8% and 6.0%, respectively, of the international cigarette market in 2004 and 2003.
      PMI has a cigarette market share of at least 15%, and in a number of instances substantially more than 15%, in more than 70 markets, including Argentina, Australia, Austria, Belgium, the Czech Republic, Finland, France, Germany, Greece, Hong Kong, Hungary, Italy, Japan, Kazakhstan, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Singapore, Spain, Sweden, Switzerland, Turkey and Ukraine.

      In 2004, PMI continued to invest in and expand its international manufacturing base, including significant investments in facilities located in Germany, the Philippines, Poland, Russia, Serbia, Turkey and Ukraine.

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
      During 2003 and 2002, weak economic conditions with resultant consumer frugality and higher state excise taxes resulted in intense price competition in the United States cigarette industry. These factors significantly affected shipments of PM USA’s products, which compete predominantly in the premium category. To address these issues, in 2003, PM USA took actions to significantly lower the price gap between its products and its competitors’ products. PM USA believes that its enhanced sales and promotion programs are having their intended effect, as measured by the improvement in its retail share.
      In the United States, under a contract growing program known as the Tobacco Farmers Partnering Program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase all of the tobacco that participating growers may sell without penalty under the federal tobacco program. PM USA also purchases its United States tobacco requirements through other sources. In 2003, in connection with the settlement of a suit filed on behalf of a purported class of tobacco growers and quota-holders against certain manufacturers, including PM USA, and leaf dealers, PM USA and certain other defendants reached an agreement with plaintiffs to settle the lawsuit. The agreement includes a commitment by each settling manufacturer defendant, including PM USA, to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least ten years. These quantities are subject to adjustment in accordance with the terms of the settlement agreement.
      Tobacco production in the United States is subject to government controls, including the tobacco-price support and production control programs administered by the United States Department of Agriculture (the “USDA”). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buy-out of tobacco growers and quota-holders. The cost of the buy-out is approximately $9.6 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. PM USA expects that its quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”). See Item 3. Legal Proceedings, Health Care Cost Recovery Litigation — Settlements of Health Care Cost Recovery Litigation, for a discussion of the NTGST. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of pool stock tobacco accumulated under the previous tobacco price support program. PM USA’s share of tobacco pool stock losses cannot currently be determined, as the calculation of any such losses will depend on a number of factors, including the extent to which the government can sell such pool tobacco and thereby mitigate or avoid losses. Altria Group, Inc. does not anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2005 and beyond.
      In addition, oriental, flue-cured and burley tobaccos are purchased outside the United States. Tobacco production outside the United States is subject to a variety of controls and external factors, which may include tobacco subsidies and tobacco production control programs. All of those controls and programs may substantially affect market prices for tobacco.
      PM USA and PMI believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.

Business Environment
      Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results by Business Segment — Tobacco Business Environment” on pages 23 to 26 of the 2004 Annual Report and made a part hereof.
Food Products

Acquisitions and Divestitures
      During 2004, Kraft acquired a U.S.-based beverage business for a total cost of $137 million. During 2003, Kraft acquired trademarks associated with a small U.S.-based natural foods business and also acquired a biscuits business in Egypt. The total cost of these and other smaller businesses purchased by Kraft during 2003 was $98 million. During 2002, Kraft acquired a snacks business in Turkey and a biscuits business in Australia. The total cost of these and smaller businesses purchased by Kraft during 2002 was $122 million.
      On November 15, 2004, Kraft announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The proposed sale includes the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business as discontinued operations on the consolidated statements of earnings for all years presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. In addition, Kraft anticipates that an additional tax expense of $270 million will be recorded as a loss on sale of discontinued operations in 2005. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, the tax expense will be recorded when the transaction is consummated. Pursuant to the sugar confectionery sale agreement, Kraft has agreed to provide certain transition and supply services to the buyer. These service arrangements are primarily for terms of one year or less, with the exception of one supply arrangement with a term of not more than three years. The expected cash flow from this supply arrangement is not significant.
      During 2004, Kraft sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway. The aggregate proceeds received from the sales of these businesses were $18 million, on which pre-tax losses of $3 million were recorded. In December 2004, Kraft announced the sale of its U.K. desserts business for approximately $135 million, which is expected to result in a gain. The transaction, which is subject to required approvals, is expected to close in the first quarter of 2005, following completion of necessary employee consultation requirements. In addition, in December 2004, Kraft announced the sale of its yogurt business for approximately $59 million, which is expected to result in an after-tax loss of approximately $12 million. The transaction, which is also subject to regulatory approval, is expected to be completed in the first quarter of 2005. During 2003, Kraft sold a European rice business and a branded fresh cheese business in Italy. The aggregate proceeds received from the sales of businesses in 2003 were $96 million, on which pre-tax gains of $31 million were recorded. During 2002, Kraft sold several small North American food businesses, most of which were previously classified as businesses held for sale arising from the acquisition of Nabisco Holdings Corp. In addition, Kraft sold a Latin American yeast and industrial bakery ingredients business for approximately $110 million and recorded a pre-tax gain of $69 million. The aggregate proceeds received from sales of businesses during 2002 were $219 million, on which pre-tax gains of $80 million were recorded.
      The impact of acquisitions and divestitures, excluding Kraft’s sugar confectionery business, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the years presented.
North American Food
      KNAC’s principal brands span five consumer sectors and include the following:

Snacks: Oreo, Chips Ahoy!, Newtons, Peak Freans, Nilla, Nutter Butter, Stella D’Oro and SnackWell’s cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Better Cheddars, Honey Maid Grahams and Teddy Grahams crackers; Planters nuts and salted snacks; Terry’s and Toblerone chocolate confectionery products; Handi-Snacks two-compartment snacks; Fruit Snacks sugar confectionery products; and Balance nutrition and energy snacks.

Beverages: Maxwell House, General Foods International Coffees, Starbucks (under license), Yuban, Seattle’s Best (under license), Sanka, Nabob and Gevalia coffees; Capri Sun (under license), Tang, Kool-Aid and Crystal Light aseptic juice drinks; Kool-Aid, Tang, Crystal Light and Country Time powdered beverages; Veryfine juices; Tazo teas (under license); and Fruit2O water.

Cheese: Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft and Velveeta process cheeses; Kraft grated cheeses; Cheez Whiz process cheese sauce; and Knudsen and Breakstone’s cottage cheese and sour cream.

Grocery: Cool Whip frozen whipped topping; Back to Nature products; Post ready-to-eat cereals; Cream of Wheat and Cream of Rice hot cereals; Kraft peanut butter; Kraft and Miracle Whip spoonable dressings; Kraft salad dressings; A.1. steak sauce; Kraft and Bull’s-Eye barbecue sauces; Grey Poupon premium mustards; Shake ‘N Bake coatings; Jell-O dry packaged desserts and refrigerated gelatin and pudding snacks; Handi-Snacks shelf-stable pudding snacks; and Milk-Bone pet snacks.

Convenient Meals: DiGiorno, Tombstone, Jack’s, California Pizza Kitchen (under license) and Delissio frozen pizzas; Kraft macaroni & cheese dinners; Taco Bell Home Originals meal kits (under license); Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; Boca soy-based meat alternatives; Stove Top stuffing mix; and Minute rice.
International Food
      KIC’s principal brands within the five consumer sectors include the following:

Snacks: Milka, Suchard, Côte d’Or, Marabou, Toblerone, Freia, Terry’s, Daim, Figaro, Korona, Poiana, Prince Polo, Alpen Gold, Siesta, Pokrov, Lacta and Gallito chocolate confectionery products; Estrella, Maarud, Cipso and Lux salted snacks; and Oreo, Chips Ahoy!, Ritz, Terrabusi, Club Social, Cerealitas, Trakinas and Lucky biscuits.

Beverages: Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand’ Mère, Kenco, Saimaza, Maxim, Maxwell House, Dadak, Onko, Samar, Tassimo and Nova Brasilia coffees; Suchard Express, O’Boy, and Kaba chocolate drinks; Tang, Clight, Kool-Aid, Royal, Verao, Fresh, Frisco, Q-Refres-Ko and Ki-Suco powdered beverages; Maguary juice concentrate and ready-to-drink beverages; and Capri Sun aseptic juice drinks (under license).

Cheese: Philadelphia cream cheese; Sottilette, Kraft, Dairylea, Osella and El Caserío cheeses; Kraft and Eden process cheeses; and Cheez Whiz process cheese spread.

Grocery: Kraft spoonable and pourable salad dressings; Miracel Whip spoonable dressings; Royal dry packaged desserts; Kraft and ETA peanut butters; and Vegemite yeast spread.

Convenient Meals: Lunchables lunch combinations; Kraft macaroni & cheese dinners; Kraft and Mirácoli pasta dinners and sauces; and Simmenthal canned meats.
Distribution, Competition and Raw Materials
      KNAC’s products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Most distribution in North America is in the form of warehouse delivery, but biscuits and frozen pizza are distributed through two direct-store delivery systems. Kraft supports its selling efforts through three principal sets of activities: consumer advertising in broadcast, print and outdoor media; consumer promotions such as coupons and contests; and trade promotions to support price features, displays and other merchandising of products by customers. Subsidiaries and affiliates of KIC sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.
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
      Kraft purchases a substantial portion of its dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and individual processors. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. Dairy commodity costs on average were higher in 2004 than in 2003. Dairy costs rose to historical highs during the first half of 2004, but moderated during the second half of 2004.
      The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. Coffee bean costs on average during 2004 were higher than in 2003.
      A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. Cocoa bean costs on average during 2004 were lower than in 2003.
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

      For 2004, Kraft had a negative pre-tax earnings impact from all commodities of approximately $930 million as compared with 2003.
Regulation
      All of KNAC’s United States food products and packaging materials are subject to regulations administered by the Food and Drug Administration (the “FDA”) or, with respect to products containing meat and poultry, the USDA. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish safety standards for food processing, establish ingredients and manufacturing procedures for certain foods, establish standards of identity for certain foods, determine the safety of food additives, and establish labeling standards and nutrition labeling requirements for food products.
      In addition, various states regulate the business of KNAC’s operating units by licensing dairy plants, enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labeling requirements on food products.
      Many of the food commodities on which KNAC’s United States businesses rely are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies, and are subject to Congressional and administrative review.
      Almost all of the activities of Kraft’s operations outside of the United States are subject to local and national regulations similar to those applicable to KNAC’s United States businesses and, in some cases, international regulatory provisions, such as those of the European Union (the “EU”) relating to labeling, packaging, food content, pricing, marketing and advertising, and related areas.
      The EU and certain individual countries require that food products containing genetically modified organisms or classes of ingredients derived from them be labeled accordingly. Other countries may adopt similar regulations. The FDA has concluded that there is no basis for similar mandatory labeling under current United States law.
Business Environment
      Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results by Business Segment — Food Business Environment” on pages 28 to 29 of the 2004 Annual Report and made a part hereof.
Financial Services
      PMCC maintains a portfolio of leveraged and direct finance leases. Total assets of PMCC were $7.8 billion at December 31, 2004, down from $8.5 billion at December 31, 2003, reflecting a decrease in finance assets, net, due to asset sales. During 2003, PMCC shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of finance assets. Accordingly, PMCC’s operating companies income will decrease over time, although there may be fluctuations year to year, as lease investments mature or are sold. PMCC’s finance asset portfolio includes leases in the following investment categories: aircraft, electrical power, real estate, manufacturing, surface transportation and energy industries. Finance assets, net, are comprised of total lease payments receivable and the residual value of assets under lease, reduced by third-party nonrecourse debt and unearned income. The payment of the nonrecourse debt is collateralized only by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC or Altria Group, Inc. As required by accounting standards generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s consolidated balance sheets.

      During 2004 and 2003, PMCC received proceeds from asset sales and maturities of $644 million and $507 million, respectively, and recorded gains of $112 million and $45 million, respectively, in operating companies income.
      Among its leasing activities, PMCC leases a number of aircraft, predominantly to major United States carriers. At December 31, 2004, approximately 27%, or $2.2 billion of PMCC’s finance asset balance, related to aircraft. Two of PMCC’s lessees, United Air Lines, Inc. (“UAL”) and US Airways Group, Inc. (“US Airways”) are currently under bankruptcy protection and therefore PMCC has ceased recording income on these leases.
      PMCC leases 24 Boeing 757 aircraft to UAL with an aggregate finance asset balance of $569 million at December 31, 2004. PMCC has entered into an agreement with UAL to amend 18 direct finance leases subject to UAL’s successful emergence from bankruptcy and assumption of the leases. UAL remains current on lease payments due to PMCC on these 18 amended leases. PMCC continues to monitor the situation at UAL with respect to the six remaining aircraft financed under leveraged leases, in which PMCC has an aggregate finance asset balance of $92 million. PMCC has no amended agreement relative to these leases since its interests are subordinate to those of public debt holders associated with the leveraged leases. Accordingly, since UAL has declared bankruptcy, PMCC has received no lease payments relative to these six aircraft and remains at risk of foreclosure on these aircraft by the senior lenders under the leveraged leases.
      In addition, PMCC leases 16 Airbus A-319 aircraft to US Airways financed under leveraged leases with an aggregate finance asset balance of $150 million at December 31, 2004. US Airways filed for bankruptcy protection in September 2004. Previously, US Airways emerged from Chapter 11 bankruptcy in March 2003, at which time PMCC’s leveraged leases were assumed pursuant to an agreement with US Airways. Since entering bankruptcy in September 2004, US Airways has entered into agreements with respect to all 16 PMCC aircraft which require US Airways to honor its lease obligations on a going forward basis until it either assumes or rejects the leases. If US Airways rejects the leases on these aircraft, PMCC is at risk of having its interest in these aircraft foreclosed upon by the senior lenders under the leveraged leases.
      PMCC has an aggregate finance asset balance of $258 million at December 31, 2004, relating to six Boeing 757, nine Boeing 767 and four McDonnell Douglas (MD-88) aircraft leased to Delta Air Lines, Inc. (“Delta”) under long-term leveraged leases. PMCC and many other aircraft financiers entered into restructuring agreements with Delta in November 2004. As a result of its agreement, PMCC recorded a charge to the allowance for losses of $40 million. Delta remains current under its lease obligations to PMCC.
      In recognition of ongoing concerns within its airline portfolio, PMCC recorded a provision for losses of $140 million in the fourth quarter of 2004. Previously, PMCC had recorded a provision for losses of $290 million in the fourth quarter of 2002 for its airline industry exposure. It is possible that further adverse developments in the airline industry may require PMCC to increase its allowance for losses, which was $497 million at December 31, 2004.
Business Environment
      Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results by Business Segment — Financial Services” on page 31 of the 2004 Annual Report and made a part hereof.
Other Matters
Customers
      None of the business segments of the Altria family of companies is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on Altria Group, Inc.’s consolidated results of operations. However, Kraft’s ten largest customers accounted for approximately 38% of its net revenues in 2004 and 2003. One of Kraft’s customers, Wal-Mart Stores, Inc. accounted for approximately 14% and 12% of Kraft’s net revenues in 2004 and 2003, respectively.
Employees
      At December 31, 2004, ALG and its subsidiaries employed approximately 156,000 people worldwide. In January 2004, Kraft announced a three-year restructuring program that is expected to eliminate approximately 6,000 positions. Specific programs announced during 2004, as part of the overall restructuring program, will result in the elimination of approximately 3,500 positions.
Trademarks
      Trademarks are of material importance to ALG’s consumer products subsidiaries and are protected by registration or otherwise in the United States and most other markets where the related products are sold.
Environmental Regulation
      ALG and its subsidiaries are subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. In 2004, subsidiaries (or former subsidiaries) of ALG were involved in approximately 94 active matters subjecting them to potential remediation costs under Superfund or otherwise. ALG’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position, earnings or competitive position.
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
      The present litigation environment is substantially uncertain, and it is possible that our business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome of pending litigation, including certain of the verdicts against us that are on appeal. We intend to continue vigorously defending all tobacco-related litigation, although we may enter into settlement discussions in particular cases if we believe it is in the best interest of our stockholders to do so. The entire litigation environment may not improve sufficiently to enable the Board of Directors to implement any contemplated restructuring alternatives. Please see Note 19 for a discussion of pending tobacco-related litigation.
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
      Excise Taxes. Cigarettes are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the EU and in other foreign jurisdictions. In addition, in certain jurisdictions, PMI’s products are subject to discriminatory tax structures, and inconsistent rulings and interpretations on complex methodologies to determine excise and other tax burdens.
      These tax increases are expected to continue to have an adverse impact on sales of cigarettes by our tobacco subsidiaries, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced tobacco products or to counterfeit or contraband products.
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
      New Tobacco Product Technologies. Our tobacco subsidiaries continue to seek ways to develop and to commercialize new product technologies that have the objective of reducing the risk of smoking. Their goal is to reduce constituents in tobacco smoke identified by public health authorities as harmful while continuing to offer adult smokers products that meet their taste expectations. We cannot guarantee that our tobacco subsidiaries will succeed in these efforts. If they do not succeed, but one or more of their competitors do, our tobacco subsidiaries may be at a competitive disadvantage.
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
      Competition and Economic Downturns. Each of our consumer products subsidiaries is subject to intense competition, changes in consumer preferences and local economic conditions. To be successful, they must continue to:

•	promote brand equity successfully;

•	anticipate and respond to new consumer trends;

•	develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products;

•	improve productivity; and

•	respond effectively to changing prices for their raw materials.
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
      Strengthening Brand Portfolios Through Acquisitions and Divestitures. One element of the growth strategy of our consumer product subsidiaries is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time Kraft sells businesses that are outside its core categories or that do not meet its growth or profitability targets. Acquisition opportunities are limited and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.
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
      Food Safety, Quality and Health Concerns. We could be adversely affected if consumers in Kraft’s principal markets lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying Kraft’s products or cause production and delivery disruptions. Recent publicity concerning the health implications of obesity and trans-fatty acids could also reduce consumption of certain of Kraft’s products. In addition, Kraft may need to recall some of its products if they become adulterated or misbranded. Kraft may also be liable if the consumption of any of its products causes injury. A widespread product recall or a significant product liability judgment could cause products to be unavailable for a period of time and a loss of consumer confidence in Kraft’s food products and could have a material adverse effect on Kraft’s business and results.
      Limited Access to Commercial Paper Market. As a result of actions by credit rating agencies during 2003, ALG currently has limited access to the commercial paper market, and may have to rely on its revolving credit facility.
      Asset Impairment. We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. This calculation may be affected by the market conditions noted above, as well as interest rates and general economic conditions. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings.
(d)     Financial Information About Geographic Areas
      The amounts of net revenues and long-lived assets attributable to each of Altria Group, Inc.’s geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 15.
      Subsidiaries of ALG export tobacco and tobacco-related products, coffee products, grocery products, cheese and processed meats. In 2004, the value of all exports from the United States by these subsidiaries amounted to approximately $3 billion.

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
Tobacco Products
      PM USA owns and operates four tobacco manufacturing and processing facilities — three in the Richmond, Virginia area and one in Cabarrus County, North Carolina. Subsidiaries and affiliates of PMI own, lease or have an interest in 51 cigarette or component manufacturing facilities in 32 countries outside the United States, including cigarette manufacturing facilities in Bergen Op Zoom, the Netherlands; Berlin, Germany; and St. Petersburg, Russia.
Food Products
      Kraft has 192 manufacturing and processing facilities, 67 of which are located in the United States. Outside the United States, Kraft has 125 manufacturing and processing facilities located in 45 countries. Kraft owns 181 and leases 11 of these facilities. In addition, Kraft has 356 distribution centers and depots, of which 51 are located outside the United States. Kraft owns 54 distribution centers and depots, with the remainder being leased.
      Included in the facilities above are sugar confectionery manufacturing facilities in Creston, Iowa; Chattanooga, Tennessee; Brasov, Romania; and Bridgend, United Kingdom that are part of the sale of the sugar confectionery business that is expected to be completed in the second quarter of 2005.
      In January 2004, Kraft announced a multi-year restructuring program. As part of this program, Kraft anticipates the closing or sale of up to 20 plants. During 2004, Kraft announced the closing of 13 plants under the restructuring program.
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
      The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of February 15, 2005, December 31, 2003 and December 31, 2002, and a page-reference to further discussions of each type of case.

	Number of Cases	Number of Cases	Number of Cases
	Pending as of	Pending as of	Pending as of	Page
Type of Case	February 15, 2005	December 31, 2003	December 31, 2002	References

Individual Smoking and Health Cases(1)	228	423	250	22; Exhibit 99.1, page 1
Smoking and Health Class Actions and Aggregated Claims Litigation(2)	7	12	41	22-23; Exhibit 99.1, pages 2-3
Health Care Cost Recovery Actions(3)	8	13	41	23-26; Exhibit 99.1, pages 3-5
Lights/ Ultra Lights Class Actions	22	21	11	26; Exhibit 99.1, pages 5-7
Tobacco Price Cases	2	28	39	26; Exhibit 99.1, page 7
Cigarette Contraband Cases	2	5	5	28; Exhibit 99.1, page 8

(1)	Does not include 2,662 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. See the discussion of these cases in “Exhibit 99.1 — Flight Attendant Litigation.”

(2)	Includes as one case the aggregated claims of 983 individuals that are proposed to be tried in a single proceeding in West Virginia.

(3)	Includes a health care cost recovery case that was dismissed on February 28, 2005.
      There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 112 individual smoking and health cases (Argentina (47), Australia (2), Brazil (47), Chile, Colombia, Ireland, Israel (3), Italy (4), the Philippines, Poland, Scotland, Spain (2) and Venezuela), compared with approximately 99 such cases on December 31, 2003, and 86 such cases on December 31, 2002. The increase in cases at February 15, 2005, compared to prior periods is due primarily to cases filed in Brazil. In addition, in Italy, eleven cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case.
      In addition, as of February 15, 2005, there was one smoking and health putative class action pending outside the United States against PMI (Brazil) compared with four such cases on December 31, 2003, and six such cases on December 31, 2002. Four health care cost recovery actions are pending in Israel, Canada, France and Spain against PMI or its affiliates, and two Lights/ Ultra Lights class actions are pending in Israel. In February 2005, a Polish social organization filed a representative action against the PMI’s Polish affiliate and six other Polish tobacco companies; this complaint has not yet been served on PMI’s affiliate.

Pending and Upcoming Trials
      Trial is currently underway in the case brought by the United States government in which ALG and PM USA are defendants. For a discussion of this case, see “Health Care Cost Recovery Litigation — Federal Government’s Lawsuit” below. Trials are also underway in New York and California in two individual smoking and health cases in which PM USA is a defendant.
      Certain cases against PM USA are scheduled for trial through the end of 2005, including a case in which cigarette distributors allege that PM USA’s Wholesale Leaders program violates antitrust laws, a case brought by cigarette vending machine operators alleging that PM USA’s retail promotional and merchandising programs violate the Robinson-Patman Act, and Lights/Ultra Lights action in which PM USA and ALG are defendants. In addition, an estimated five individual smoking and health cases are scheduled for trial through the end of 2005, including two cases scheduled for trial in April 2005 in Florida and Louisiana. In addition, trial is scheduled for April 2005 in a case brought by a flight attendant seeking compensatory damages for personal injuries allegedly caused by exposure to ETS. Cases against other tobacco companies are also scheduled for trial through the end of 2005. Trial dates are subject to change.
Recent Trial Results
      Since January 1999, verdicts have been returned in 39 smoking and health, Lights/ Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 24 of the 39 cases. These 24 cases were tried in California (3), Florida (7), Mississippi, Missouri, New Hampshire, New Jersey, New York (3), Ohio (2), Pennsylvania, Rhode Island, Tennessee (2) and West Virginia. Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, Florida, Missouri, and Pennsylvania. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial.
      Of the fifteen cases in which verdicts were returned in favor of plaintiffs, two have reached final resolution. A $17.8 million verdict against defendants in a health care cost recovery case (including $6.8 million against PM USA) was reversed, and all claims were dismissed with prejudice in February 2005 (Blue Cross/ Blue Shield). In October 2004, after exhausting all appeals, PM USA paid $3.7 million in an individual smoking and health case in Florida (Eastman).
      The chart below lists the verdict and post-trial developments in the remaining 13 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Location of
Court/Name
Date	of Plaintiff	Type of Case	Verdict	Post-Trial Developments

October 2004	Florida/ Arnitz	Individual Smoking and Health	$240,000 against PM USA.	In January 2005, PM USA’s post- trial motions challenging the verdict were denied. PM USA’s appeal is pending.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of February 15, 2005, the amount of prejudgment interest was approximately $359 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. See Scott Class Action below.

Location of
Court/Name
Date	of Plaintiff	Type of Case	Verdict	Post-Trial Developments

November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	In March 2004, the court denied defendants’ post-trial motions challenging the verdict. PM USA has appealed.

March 2003	Illinois/Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	In November 2004, the Illinois Supreme Court heard arguments on PM USA’s appeal. See the discussion of the Price case under the heading “Certain Other Tobacco-Related Litigation — Lights/ Ultra Lights Cases.”

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

June 2002	Florida/ French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the trial court reduced the damages award to $500,000. In December 2004, the Florida Third District Court of Appeal affirmed the judgment awarding plaintiff $500,000, and directed the trial court to hold defendants jointly and severally liable. Defendants’ motion for rehearing is pending.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. If a judgment is entered in this case, PM USA intends to appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

June 2001	California/ Boeken	Individual Smoking and Health	$5.5 million in compensatory damages and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million. In September 2004, the California Second District Court of Appeal reduced the punitive damages award to $50 million but otherwise affirmed the judgment entered in the case. Plaintiff and PM USA each sought rehearing, and in October 2004, the Court of Appeal granted the parties’ motions for rehearing, and heard arguments in February 2005.

Location of
Court/Name
Date	of Plaintiff	Type of Case	Verdict	Post-Trial Developments

July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs petitioned the Florida Supreme Court for further review. In May 2004, the Florida Supreme Court agreed to review the case, and the Supreme Court heard oral arguments in November 2004. See “Engle Class Action” below.

March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiff’s negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in marketing, administration and research costs on the 2002 consolidated statement of earnings as its best estimate of the probable loss in this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the punitive damages award. In December 2004, the Oregon Supreme Court granted PM USA’s petition for review of the case.

Location of
Court/Name
Date	of Plaintiff	Type of Case	Verdict	Post-Trial Developments

February 1999	California/ Henley	Individual Smoking and Health	$1.5 million in compensatory damages and $50 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $25 million and PM USA and plaintiff appealed. In September 2003, a California Court of Appeal, citing the State Farm decision, reduced the punitive damages award to $9 million, but otherwise affirmed the judgment for compensatory damages, and PM USA appealed to the California Supreme Court. In September 2004, the California Supreme Court dismissed PM USA’s appeal. In October 2004, the California Court of Appeal issued an order allowing the execution of the judgment. PM USA has recorded a provision of $16 million (including interest) in connection with this case. On October 10, 2004, PM USA filed in the United States Supreme Court an application for a stay pending the filing of, and ruling upon, PM USA’s petition for certiorari. On October 27, 2004, the Supreme Court granted the stay, which will remain in effect until the Supreme Court either denies PM USA’s petition for certiorari or issues its mandate. In December 2004, PM USA filed its petition for certiorari.
      In addition to the cases discussed above, in October 2003, a three-judge panel of an appellate court in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $256,000 and other unspecified damages. PMI’s Brazilian affiliate appealed. In December 2004, the three-judge panel’s decision was vacated by an en banc panel of the appellate court, which upheld the trial court’s dismissal of the case.
      With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of February 15, 2005, PM USA has posted various forms of security totaling approximately $360 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.
Engle Class Action
      In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.
      In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the December 31, 2004 and December 31, 2003 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review and, in May 2004, the Florida Supreme Court agreed to review the case. Oral arguments were heard in November 2004.
Scott Class Action
      In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of funds to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. In May 2004, in the second phase of the trial, the jury awarded plaintiffs approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program. In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. As of February 15, 2005, the amount of prejudgment interest was approximately $359 million. PM USA’s share of the jury award and pre-judgment interest has not been allocated. Defendants, including PM USA, have appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”) fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.
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
      Class certification has been denied or reversed by courts in 56 smoking and health class actions involving PM USA in Arkansas, the District of Columbia (2), Florida (the Engle case), Illinois (2), Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada (29), New Jersey (6), New York (2), Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Wisconsin. A class remains certified in the Scott class action discussed above.
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
      A number of foreign governmental entities have filed health care cost recovery actions in the United States. Such suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. Thirty-three of the cases have been dismissed, and three remain pending. In addition to the cases brought in the United States, health care cost recovery actions have also been brought in Israel, the Marshall Islands (dismissed), Canada, France and Spain, and other entities have stated that they are considering filing such actions. In September 2003, the case pending in France was dismissed, and plaintiff has appealed. In May 2004, the case in Spain was dismissed, and plaintiff has appealed.
      In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In June 2001, a New York jury returned a verdict awarding $6.83 million in compensatory damages against PM USA and a total of $11 million against four other defendants in a health care cost recovery action brought by a Blue Cross and Blue Shield plan, and defendants, including PM USA, appealed. In December 2004, the United States Court of Appeals for the Second Circuit vacated the damages award and an accompanying award of attorneys’ fees, reversed the judgment and remanded the case with instructions to the trial court to dismiss plaintiff’s claims. In February 2005, the trial court dismissed all of plaintiff’s claims with prejudice. Trial in the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 50 Missouri hospitals, in which PM USA and ALG are defendants, is scheduled for January 2006.
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
      As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-holders. To that end, in 1999, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, established the NTGST, a trust fund to provide aid to tobacco growers and quota-holders. The trust was to be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Remaining industry payments (2005 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain contingent events, and, in general are to be allocated based on each manufacturer’s relative market share. Provisions of the NTGST allow for offsets to the extent that payments are made to growers as part of a legislated end to the federal tobacco quota and price support program.
      In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.6 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. PM USA expects that its quota buy-out payments will offset already scheduled payments to the NTGST. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of pool stock tobacco accumulated under the previous tobacco price support program. PM USA’s share of tobacco pool stock losses cannot currently be determined, as the calculation of any such losses will depend on a number of factors, including the extent to which the government can sell such pool tobacco and thereby mitigate or avoid losses. Altria Group, Inc. does not anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2005 and beyond.
      Following the enactment of FETRA, the trustee of the NTGST and the state entities conveying NTGST payments to tobacco growers and quota holders sued tobacco product manufacturers alleging that the offset provisions do not apply to payments due in 2004. In December 2004, a North Carolina court ruled that the tobacco companies, including PM USA, are entitled to receive a refund of amounts paid to the NTGST during the first three quarters of 2004 and are not required to make the payments that would otherwise have been due during the fourth quarter of 2004. Plaintiffs have appealed. If the trial court’s ruling is upheld, PM USA would reverse accruals and receive reimbursements totaling $232 million.
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
Federal Government’s Lawsuit
      In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Trial of the case is currently underway. The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks what it alleges to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under RICO. The government alleges that disgorgement by defendants of approximately $280 billion is an appropriate remedy. In May 2004, the trial court issued an order denying defendants’ motion for partial summary judgment limiting the disgorgement remedy. In February 2005, a panel of the United States Court of Appeals for the District of Columbia Circuit held that disgorgement is not a remedy available to the government under RICO and entered summary judgment in favor of defendants, with respect to the disgorgement claim. The government’s motion for rehearing is pending. In July 2004, the trial court found that

PM USA had inadequately complied with a document preservation order and ordered that persons who failed to comply with PM USA’s document retention program will not be permitted to testify at trial and PM USA and ALG jointly pay $2,750,000 to the court by September 1, 2004. This amount was paid to the court in September 2004. PM USA and ALG have sought rehearing of the judge’s ruling.
Certain Other Tobacco-Related Litigation
      Lights/ Ultra Lights Cases: These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these class actions allege, among other things, that the use of the terms “Lights” and/or “Ultra Lights” constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. Cases are pending in Arkansas (2), Delaware, Florida, Georgia, Illinois (2), Louisiana, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, Ohio (2), Oregon, Tennessee, Washington, and West Virginia (2). In addition, there are two cases pending in Israel, and other entities have stated that they are considering filing such actions. To date, a trial court in Arizona has refused to certify a class, and an appellate court in Florida has overturned class certification by a trial court. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has stayed further proceedings pending its decision in the Engle case discussed above. Trial courts have certified classes against PM USA in the Price case in Illinois and in Massachusetts (Aspinall), Minnesota, Missouri and Ohio (2). PM USA has appealed or otherwise challenged these class certification orders. In August 2004, Massachusetts’ highest court affirmed the class certification order in the Aspinall case. In September 2004, an appellate court affirmed the class certification orders in the cases in Ohio, and PM USA sought review by the Ohio Supreme Court. In February 2005, the Ohio Supreme Court accepted the cases for review to determine whether a prior determination has been made by the State of Ohio that the conduct at issue is deceptive such that plaintiffs may pursue private claims. Trial of the case pending in New York is scheduled for November 2005.
      With respect to the Price case, trial commenced in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of Altria Group, Inc.) The judge’s order also requires PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal of the note, which are due in April 2008, 2009 and 2010. Through December 31, 2004, PM USA paid $1.4 billion of the cash payments due under the judge’s order. (Cash payments into the account are included in other assets on Altria Group, Inc.’s consolidated balance sheets at December 31, 2004 and 2003.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any of a number of legal and factual grounds that it is pursuing on appeal. Oral arguments on PM USA’s appeal were heard in November 2004.
      Tobacco Price Cases: As of February 15, 2005, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision.

      Wholesale Leaders Cases: In June 2003, certain wholesale distributors of cigarettes filed suit against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In January 2004, Tennessee filed a motion to dismiss its complaint, and the complaint was dismissed without prejudice in March 2004. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending PM USA’s expedited appeal. Trial is currently scheduled for July 2005. In December 2003, a tobacco manufacturer filed a similar lawsuit against PM USA in Michigan seeking unspecified monetary damages in which it alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. Plaintiff voluntarily dismissed its claims alleging price discrimination, and in July 2004, the court granted defendants’ motion to dismiss the attempt-to-monopolize claim. Plaintiff has appealed.
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
      Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases, and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. In September 2004, the trial court in the other case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing is pending. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law.
      In May 2004, a lawsuit was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA and ALG, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2004, plaintiffs voluntarily dismissed ALG from the case. PM USA’s motion to dismiss the case is pending.

      Asbestos Contribution Cases: These cases, which have been brought on behalf of former asbestos manufacturers and affiliated entities against PM USA and other cigarette manufacturers, seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. In January 2005, one case was dismissed; currently, one case remains pending.
      Cigarette Contraband Cases: In May 2000 and August 2001, various departments of Colombia and the European Community and ten member states filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and unspecified injunctive relief. In February 2002, the trial court granted defendants’ motions to dismiss the actions. Plaintiffs in each case appealed. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases. In April 2004, plaintiffs petitioned the United States Supreme Court for further review. The European Community and the 10 member states moved to dismiss their petition in July 2004 following the agreement entered into among PMI, the European Commission and 10 member states of the European Community. The terms of this cooperation agreement provide for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts and resolve all disputes between the parties on these issues. It is possible that future litigation related to cigarette contraband issues may be brought.
      Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM USA has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211 but, by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys’ fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM USA’s motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court’s dismissal would, if affirmed, be binding on all plaintiffs. In January 2004, the Sixth Circuit reversed the lower court’s grant of summary judgment with respect to plaintiffs’ claim that PM USA violated Robinson-Patman Act provisions regarding promotional services and with respect to the discriminatory pricing claim of plaintiffs who bought cigarettes directly from PM USA. In October 2004, the United States Supreme Court denied PM USA’s petition for further review. Trial is scheduled for July 2005.
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
      PMCC Federal Income Tax Matter: The IRS is examining the consolidated tax returns for Altria Group, Inc., which include PMCC for years 1996 through 1999. Recently, the IRS has challenged some, and in the future may challenge several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease in/lease out transactions, qualified technological equipment transactions, and sale in/lease out transactions). PMCC believes that the position and supporting case law described in the Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and its parent, ALG, intend vigorously to defend against any challenges based on that position through administrative appeals and litigation, if necessary, and ALG believes that the ultimate outcome of such challenges will not have a material adverse impact on Altria Group, Inc.’s consolidated results of operations, cash flows or financial position.

      It is not possible to predict the outcome of the litigation pending against ALG and its subsidiaries. Litigation is subject to many uncertainties. As discussed above under “Recent Trial Results,” unfavorable verdicts awarding substantial damages against PM USA have been returned in 15 cases since 1999. Of the fifteen cases in which verdicts were returned in favor of plaintiffs, two have reached final resolution. A verdict against defendants in a health care cost recovery case has been reversed and all claims were dismissed with prejudice, and after exhausting all appeals, PM USA paid $3.7 million in an individual smoking and health case in Florida. The remaining 13 cases are in various post-trial stages. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. In the event of an adverse trial result in certain pending litigation, the defendant may not be able to obtain a required bond or obtain relief from bonding requirements in order to prevent a plaintiff from seeking to collect a judgment while an adverse verdict is being appealed. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of judges and jurors with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.
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
      Reference is made to Note 19 for a description of certain pending legal proceedings. Reference is also made to Exhibit 99.1 to this Form 10-K for a list of pending smoking and health class actions, health care cost recovery actions, and certain other actions, and for a description of certain developments in such proceedings; and Exhibit 99.2 for a schedule of the smoking and health class action, health care cost recovery action, and individual smoking and health cases, which are currently scheduled for trial through the end of 2005. Copies of

Note 19 and Exhibits 99.1 and 99.2 are available upon written request to the Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      ALG’s share repurchase activity for each of the three months ended December 31, 2004, were as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of		Part of Publicly	May Yet be
	Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Repurchased(1)	per Share	Programs	Plans or Programs

October 1, 2004 — October 31, 2004	91,780	$47.55	—	—
November 1, 2004 — November 30, 2004	217,033	$55.61	—	—
December 1, 2004 — December 31, 2004	110,821	$59.22	—	—

For the Quarter Ended December 31, 2004	419,634	$54.80

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who exercised stock options and used previously owned shares to pay all, or a portion of, the option exercise price and related taxes.
      The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on pages 74 to 75 of the 2004 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.
      The information called for by this Item is hereby incorporated by reference to the information with respect to 2000-2004 appearing under the caption “Selected Financial Data” on page 39 of the 2004 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
      The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) on pages 17 to 38 of the 2004 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned “Market Risk” and “Value at Risk” on pages 35 to 36 of the 2004 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.
      The information called for by this Item is hereby incorporated by reference to the 2004 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on pages 74 to 75 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including ALG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, ALG’s Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective.
      See Exhibit 13 for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm containing an attestation thereto.

Item 9B.	Other Information.
      On March 12, 2005, PT Philip Morris Indonesia (“PM Indonesia”), a subsidiary of PMI, entered into agreements to acquire 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”) from a number of Sampoerna’s principal shareholders. PM Indonesia also will proceed with a public tender offer for all of the remaining shares at a price per share of IDR 10,600 (U.S. $1.13 per share), the price per share to be paid to the principal shareholders. Assuming all shares are acquired, the total cost of the transaction will be approximately $5.2 billion (based on an exchange rate of IDR 9,365 to U.S. $1.00), including Sampoerna’s net debt of the U.S.$ equivalent of approximately $160 million. Sampoerna’s shares are listed in Indonesia on the Jakarta and Surabaya exchanges.
      Sampoerna is Indonesia’s third-largest tobacco company, with estimated domestic tobacco volume of 41 billion units in 2004. Sampoerna acts as PMI’s exclusive distributor in Indonesia. Sampoerna’s kretek cigarette brands held an estimated 19.4% share of the market in 2004. Kreteks are cigarettes made with both tobacco and cloves, and represent 92% of the total Indonesian cigarette market, which is estimated at more than 200 billion units annually.
      Subject to customary regulatory approvals, PMI anticipates completing the transaction within approximately 90 days. The purchase price will be financed through a bank credit facility to be arranged for PMI and its subsidiaries. Following announcement of the transaction, Moody’s, Standard & Poor’s and Fitch Rating Services each affirmed ALG’s credit ratings and outlook.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
Executive Officers as of February 28, 2005:

Name	Office	Age

André Calantzopoulos	President and Chief Executive Officer of Philip Morris International Inc.	48
Louis C. Camilleri	Chairman of the Board and Chief Executive Officer	50
Nancy J. De Lisi	Senior Vice President, Mergers and Acquisitions	54
Roger K. Deromedi	Chief Executive Officer of Kraft Foods Inc.	51
Dinyar S. Devitre	Senior Vice President and Chief Financial Officer	57
Amy J. Engel	Vice President and Treasurer	48
David I. Greenberg	Senior Vice President and Chief Compliance Officer	50
G. Penn Holsenbeck	Vice President, Associate General Counsel and Corporate Secretary	58
Kenneth F. Murphy	Senior Vice President, Human Resources and Administration	49
Steven C. Parrish	Senior Vice President, Corporate Affairs	54
Walter V. Smith	Vice President, Taxes	61
Michael E. Szymanczyk	Chairman and Chief Executive Officer of Philip Morris USA Inc.	56
Joseph A. Tiesi	Vice President and Controller	46
Charles R. Wall	Senior Vice President and General Counsel	59
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
Codes of Conduct and Corporate Governance
      ALG has adopted the Altria Code of Conduct for Compliance and Integrity, which complies with requirements set forth in Item 406 of Regulation S-K, and this Code of Conduct applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. ALG has also adopted a code of business conduct and ethics that applies to the members of its Board of Directors. These documents are available free of charge on ALG’s web site at www.altria.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017.
      In addition, ALG has adopted corporate governance guidelines and charters for its Audit, Compensation and Nominating and Corporate Governance Committees and the other committees of the board of directors. All of these documents are available free of charge on ALG’s web site at www.altria.com, are included in ALG’s definitive proxy statement, and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017.
      The information on ALG’s web site is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings made with the SEC.

Item 11.	Executive Compensation.
      Except for the information relating to the executive officers set forth above in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to ALG’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 28, 2005, filed with the SEC on March 14, 2005, and, except as indicated therein, made a part hereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under ALG’s equity compensation plans at December 31, 2004, were as follows:

Number of Shares
	to be Issued upon		Number of Shares
	Exercise of Outstanding	Weighted Average	Remaining Available for
	Options and Vesting of	Exercise Price of	Future Issuance Under
	Restricted Stock	Outstanding Options	Equity Compensation Plans

Equity compensation plans approved by stockholders	77,601,050	$39.93	86,775,831

Item 13.	Certain Relationships and Related Transactions.
      See Item 11.

Item 14.	Principal Accounting Fees and Services.
      See Item 11.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Index to Consolidated Financial Statements and Schedules

	Reference

	Form 10-K	2004
	Annual Report	Annual Report
	Page	Page

Data incorporated by reference to Altria Group, Inc.’s 2004 Annual Report:
Consolidated Balance Sheets at December 31, 2004 and 2003	—	40-41
Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002	—	42
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	—	43
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	—	44-45
Notes to Consolidated Financial Statements	—	46-75
Report of Independent Registered Public Accounting Firm	—	76
Data submitted herewith:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1	—
Financial Statement Schedule — Valuation and Qualifying Accounts	S-2	—
      Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.
      (b) The following exhibits are filed as part of this Report:

3.1	—	Articles of Amendment to the Restated Articles of Incorporation of ALG and Restated Articles of Incorporation of ALG.(22)

3.2	—	By-Laws, as amended, of ALG.(23)

4.1	—	Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank, Trustee.(1)

4.2	—	First Supplemental Indenture dated as of February 1, 1991, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank), Trustee.(2)

4.3	—	Second Supplemental Indenture dated as of January 21, 1992, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank), Trustee.(3)

4.4	—	Indenture dated as of December 2, 1996, between ALG and JPMorgan Chase Bank, Trustee.(4)

4.5	—	Indenture dated as of October 17, 2001, between Kraft Foods Inc. and JPMorgan Chase Bank, Trustee.(19)

4.6	—	5-Year Revolving Credit Agreement dated as of July 24, 2001, among Altria Group, Inc., the Initial Lenders named therein, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), and Citibank, N.A. as Administrative Agents, Credit Suisse First Boston and Deutsche Bank AG New York Branch and/or Cayman Islands Branch as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas, Dresdner Bank AG, New York and Grand Cayman Branches and HSBC Bank USA as Arrangers and Documentation Agents.(21)

4.7	—	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	—	Financial Counseling Program.(5)

10.2	—	Benefit Equalization Plan, as amended.(6)

10.3	—	Form of Employee Grantor Trust Enrollment Agreement.(7)

10.4	—	Automobile Policy.(5)

10.5	—	Form of Employment Agreement between ALG and its executive officers.(8)

10.6	—	Supplemental Management Employees’ Retirement Plan of ALG, as amended.(5)

10.7	—	1992 Incentive Compensation and Stock Option Plan.(5)

10.8	—	1992 Compensation Plan for Non-Employee Directors, as amended.(9)

10.9	—	Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996.(7)

10.10	—	Form of Executive Master Trust between ALG, JPMorgan Chase Bank and Handy Associates.(8)

10.11	—	1997 Performance Incentive Plan.(10)

10.12	—	Long-Term Disability Benefit Equalization Plan, as amended.(5)

10.13	—	Survivor Income Benefit Equalization Plan, as amended.(5)

10.14	—	2000 Performance Incentive Plan.(17)

10.15	—	2000 Stock Compensation Plan for Non-Employee Directors, as amended.(22)

10.16	—	Comprehensive Settlement Agreement and Release dated October 17, 1997, related to settlement of Mississippi health care cost recovery action.(5)

10.17	—	Settlement Agreement dated August 25, 1997, related to settlement of Florida health care cost recovery action.(11)

10.18	—	Comprehensive Settlement Agreement and Release dated January 16, 1998, related to settlement of Texas health care cost recovery action.(12)

10.19	—	Settlement Agreement and Stipulation for Entry of Judgment, dated May 8, 1998, regarding the claims of the State of Minnesota.(13)

10.20	—	Settlement Agreement and Release, dated May 8, 1998, regarding the claims of Blue Cross and Blue Shield of Minnesota.(13)

10.21	—	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the Mississippi health care cost recovery action.(14)

10.22	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action.(14)

10.23	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action.(15)

10.24	—	Master Settlement Agreement relating to state health care cost recovery and other claims.(16)

10.25	—	Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters.(18)

10.26	—	Agreement among ALG, PM USA and Michael E. Szymanczyk.(20)

10.27	—	Description of Agreement with Roger K. Deromedi.(24)

10.28	—	Anti-Contraband and Anti-Counterfeit Agreement and General Release dated July 9, 2004 and Appendixes.(25)

10.29	—	Form of Restricted Stock Agreement.(26)

10.30	—	Description of Agreement with Louis C. Camilleri.

10.31	—	Agreement for the Sale and Purchase of 1,377,525,000 shares in PT HM Sampoerna Tbk dated March 12, 2005, between Dubuis Holding Limited and PT Philip Morris Indonesia (PT Philip Morris Indonesia entered into agreements with a number of other principal shareholders on terms substantially identical in all material respects).

12	—	Statements re: computation of ratios.

13	—	Pages 16 to 77 of the 2004 Annual Report, but only to the extent set forth in Items 1, 3, 5-8, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2004 Annual Report is not to be deemed “filed” as part of this Report.

21	—	Subsidiaries of ALG.

23	—	Consent of independent auditors.

24	—	Powers of attorney.

31.1	—	Certifications of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certifications of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Certain Pending Litigation Matters and Recent Developments.

99.2	—	Trial Schedule.

(1)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990 (File No. 1-08940).

(2)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991 (File No. 1-08940).

(3)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992 (File No. 1-08940).

(4)	Incorporated by reference to ALG’s Registration Statement on Form S-3/ A (No. 333-35143) dated January 29, 1998 (File No. 1-08940).

(5)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

(6)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-08940).

(7)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).

(8)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-08940).

(9)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-08940).

(10)	Incorporated by reference to ALG’s proxy statement dated March 10, 1997 (File No. 1-08940).

(11)	Incorporated by reference to ALG’s Current Report on Form 8-K dated September 3, 1997 (File No. 1-08940).

(12)	Incorporated by reference to ALG’s Current Report on Form 8-K dated January 28, 1998 (File No. 1-08940).

(13)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

(14)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

(15)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-08940).

(16)	Incorporated by reference to ALG’s Current Report on Form 8-K dated November 25, 1998, as amended by Form 8-K/ A dated December 24, 1998 (File No. 1-08940).

(17)	Incorporated by reference to ALG’s proxy statement dated March 10, 2000 (File No. 1-08940).

(18)	Incorporated by reference to ALG’s Current Report on Form 8-K dated May 8, 2001.

(19)	Incorporated by reference to Kraft Foods Inc.’s Registration Statement on Form S-3 (No. 333-67770) dated August 16, 2001.

(20)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(21)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(22)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2002.

(23)	Incorporated by reference to ALG’s Current Report on Form 8-K dated December 17, 2004.

(24)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2003.

(25)	Incorporated by reference to ALG’s Current Report on Form 8-K dated July 9, 2004 (portions of which have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

(26)	Incorporated by reference to ALG’s Current Report on Form 8-K dated January 28, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altria Group, Inc.

By:	/s/ Louis C. Camilleri

(Louis C. Camilleri
Chairman of the Board and
Chief Executive Officer)
Date: March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ Louis C. Camilleri (Louis C. Camilleri)		Director, Chairman of the Board and Chief Executive Officer	March 15, 2005

/s/ Dinyar S. Devitre (Dinyar S. Devitre)		Senior Vice President and Chief Financial Officer	March 15, 2005

/s/ Joseph A. Tiesi (Joseph A. Tiesi)		Vice President and Controller	March 15, 2005

*ELIZABETH E. BAILEY, HAROLD BROWN, MATHIS CABIALLAVETTA, J. DUDLEY FISHBURN, ROBERT E. R. HUNTLEY, THOMAS W. JONES, GEORGE MUÑOZ, LUCIO A. NOTO, JOHN S. REED, CARLOS SLIM HELÚ, STEPHEN M. WOLF		Directors

*By:	/s/ Louis C. Camilleri (Louis C. Camilleri Attorney-in-fact)		March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of
ALTRIA GROUP, INC.:
      Our audits of the consolidated financial statements, of management’s assessment of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 2, 2005 appearing in the 2004 Annual Report to Shareholders of Altria Group, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 2, 2005

S-1

ALTRIA GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

			(a)	(b)
2004:
CONSUMER PRODUCTS:
Allowance for discounts	$14	$563	$—	$565	$12
Allowance for doubtful accounts	150	29	8	32	155
Allowance for returned goods	21	14	—	21	14

	$185	$606	$8	$618	$181

FINANCIAL SERVICES:
Allowance for losses	$396	$140	$—	$39	$497

2003:
CONSUMER PRODUCTS:
Allowance for discounts	$12	$802	$—	$800	$14
Allowance for doubtful accounts	156	17	—	23	150
Allowance for returned goods	16	176	—	171	21

	$184	$995	$—	$994	$185

FINANCIAL SERVICES:
Allowance for losses	$444	$—	$—	$48	$396

2002:
CONSUMER PRODUCTS:
Allowance for discounts	$13	$710	$2	$713	$12
Allowance for doubtful accounts	207	32	(51)	32	156
Allowance for returned goods	7	166	—	157	16

	$227	$908	$(49)	$902	$184

FINANCIAL SERVICES:
Allowance for losses	$132	$324	$—	$12	$444

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.

(b)	Represents charges for which allowances were created.

S-2