Form 10-Q
period 2005-03-31
ALTRIA GROUP INC
filed 2005-05-06
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ).    Yes ☒    No ☐

At April 29, 2005, there were 2,070,953,079 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Consumer products
Cash and cash equivalents	$4,208	$5,744
Receivables (less allowances of $114 in 2005 and $139 in 2004)	6,080	5,754
Inventories:
Leaf tobacco	3,486	3,643
Other raw materials	2,230	2,170
Finished product	4,408	4,228

	10,124	10,041
Assets of discontinued operations held for sale	1,453	1,458

Other current assets	2,111	2,904

Total current assets	23,976	25,901

Property, plant and equipment, at cost	29,241	29,087
Less accumulated depreciation	13,054	12,782

	16,187	16,305
Goodwill	28,063	28,056
Other intangible assets, net	11,017	11,056
Other assets	15,260	12,485

Total consumer products assets	94,503	93,803

Financial services
Finance assets, net	7,756	7,827
Other assets	21	18

Total financial services assets	7,777	7,845

TOTAL ASSETS	$102,280	$101,648

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
LIABILITIES
Consumer products
Short-term borrowings	$5,149	$2,546
Current portion of long-term debt	1,820	1,751
Accounts payable	3,072	3,466
Accrued liabilities:
Marketing	2,470	2,516
Taxes, except income taxes	2,881	2,909
Employment costs	933	1,325
Settlement charges	1,125	3,501
Other	3,714	3,072
Income taxes	266	983
Dividends payable	1,515	1,505

Total current liabilities	22,945	23,574

Long-term debt	16,043	16,462
Deferred income taxes	7,751	7,677
Accrued postretirement health care costs	3,327	3,285
Minority interest	4,768	4,764
Other liabilities	6,725	6,856

Total consumer products liabilities	61,559	62,618

Financial services
Long-term debt	2,181	2,221
Deferred income taxes	5,789	5,876
Other liabilities	342	219

Total financial services liabilities	8,312	8,316

Total liabilities	69,871	70,934

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,487	5,176
Earnings reinvested in the business	51,573	50,595
Accumulated other comprehensive losses (including currency translation of $543 in 2005 and $610 in 2004)	(1,038)	(1,141)

	56,957	55,565
Less cost of repurchased stock (736,839,957 shares in 2005 and 746,433,841 shares in 2004)	(24,548)	(24,851)

Total stockholders’ equity	32,409	30,714

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,280	$101,648

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Net revenues	$23,618	$21,721
Cost of sales	8,671	8,012
Excise taxes on products	7,156	6,317

Gross profit	7,791	7,392
Marketing, administration and research costs	3,555	3,358
Domestic tobacco headquarters relocation charges	1	10
Asset impairment and exit costs	171	308
Gains on sales of businesses	(116)
Amortization of intangibles	4	4

Operating income	4,176	3,712
Interest and other debt expense, net	281	300

Earnings from continuing operations before income taxes and minority interest	3,895	3,412
Provision for income taxes	1,291	1,180

Earnings from continuing operations before minority interest	2,604	2,232
Minority interest in earnings from continuing operations, and equity earnings, net	20	47

Earnings from continuing operations	2,584	2,185
Earnings from discontinued operations, net of income taxes and minority interest	12	9

Net earnings	$2,596	$2,194

Per share data:
Basic earnings per share:
Continuing operations	$1.25	$1.07
Discontinued operations	0.01

Net earnings	$1.26	$1.07

Diluted earnings per share:
Continuing operations	$1.24	$1.06
Discontinued operations	0.01	0.01

Net earnings	$1.25	$1.07

Dividends declared	$0.73	$0.68

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2004 and

the Three Months Ended March 31, 2005

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity
Balances, January 1, 2004	$935	$4,813	$47,008	$(1,578)	$(547)	$(2,125)	$(25,554)	$25,077

Comprehensive earnings:
Net earnings			9,416					9,416
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				968		968		968
Additional minimum pension liability					(53)	(53)		(53)
Change in fair value of derivatives accounted for as hedges					69	69		69

Total other comprehensive earnings								984

Total comprehensive earnings								10,400

Exercise of stock options and issuance of other stock awards		363	(39)				703	1,027
Cash dividends declared ($2.82 per share)			(5,790)					(5,790)

Balances, December 31, 2004	935	5,176	50,595	(610)	(531)	(1,141)	(24,851)	30,714
Comprehensive earnings:
Net earnings			2,596					2,596
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				67		67		67
Additional minimum pension liability					3	3		3
Change in fair value of derivatives accounted for as hedges					33	33		33

Total other comprehensive earnings								103

Total comprehensive earnings								2,699

Exercise of stock options and issuance of other stock awards		274	(105)				303	472
Cash dividends declared ($0.73 per share)			(1,513)					(1,513)
Other		37						37

Balances, March 31, 2005	$935	$5,487	$51,573	$(543)	$(495)	$(1,038)	$(24,548)	$32,409

Total comprehensive earnings were $2,608 million for the quarter ended March 31, 2004.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$2,570	$2,151
- Financial services	26	43

Net earnings	2,596	2,194
Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	407	384
Deferred income tax provision	982	1,009
Minority interest in earnings and equity earnings, net	20	48
Domestic tobacco headquarters relocation charges, net of cash paid	(5)	(2)
Escrow bond for the Price domestic tobacco case		(200)
Asset impairment and exit costs, net of cash paid	109	304
Gains on sales of businesses	(116)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(316)	(228)
Inventories	(71)	149
Accounts payable	(235)	(463)
Income taxes	(719)	(536)
Accrued liabilities and other current assets	(427)	(151)
Domestic tobacco accrued settlement charges	(2,376)	(2,265)
Pension plan contributions	(770)	(143)
Pension provisions and postretirement, net	189	82
Other	172	30
Financial services
Deferred income tax benefit	(86)	(37)
Other	163	114

Net cash (used in) provided by operating activities	(483)	289

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	(355)	(326)
Purchases of businesses, net of acquired cash	(1,523)	(152)
Proceeds from sales of businesses	190
Other	11	(43)
Financial services
Proceeds from finance assets	29	153

Net cash used in investing activities	(1,648)	(368)

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance of short-term borrowings	$2,599	$874
Long-term debt proceeds	17	10
Long-term debt repaid	(322)	(11)
Financial services
Long-term debt repaid		(189)

Repurchase of Kraft Foods Inc. common stock	(167)	(152)
Dividends paid on Altria Group, Inc. common stock	(1,503)	(1,385)
Issuance of Altria Group, Inc. common stock	330	430
Other	(354)	(154)

Net cash provided by (used in) financing activities	600	(577)

Effect of exchange rate changes on cash and cash equivalents	(5)	83

Cash and cash equivalents:

Decrease	(1,536)	(573)

Balance at beginning of period	5,744	3,777

Balance at end of period	$4,208	$3,204

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report to Stockholders and which are incorporated by reference into Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

On November 15, 2004, Kraft Foods Inc. (“Kraft”) announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business as discontinued operations on the condensed consolidated statements of earnings for the quarters ended March 31, 2005 and 2004. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the condensed consolidated balance sheets at March 31, 2005, and December 31, 2004. In addition, Kraft anticipates additional tax expense of $270 million to be recorded as a loss on sale of discontinued operations in 2005. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, the tax expense will be recorded when the transaction is consummated.

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due primarily to the classification of the sugar confectionery business as discontinued operations.

Stock-Based Compensation Expense

Altria Group, Inc. accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” which has not resulted in compensation cost for stock options. The market value at date of grant of restricted stock and rights to receive shares of stock is recorded as compensation expense over the period of restriction (three years).

In January 2005, Altria Group, Inc. granted approximately 1.2 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 0.9 million equivalent shares. The market value of the shares and rights granted to Altria Group, Inc. employees was approximately $135 million, or $61.99 per restricted share or right on the date of the grant. In addition, Kraft granted approximately 4.1 million Class A restricted shares to eligible U.S.-based employees and issued rights to receive approximately 1.8 million Class A equivalent shares to eligible non-U.S. employees. The market value of the shares and rights granted to Kraft employees was approximately $196 million, or $33.32 per restricted share or right on the date of grant. Restrictions on such stock and rights, net of forfeitures, lapse in the first quarter of 2008.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the three-year restriction period. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

other stock awards of $65 million (including $38 million related to Kraft awards) and $44 million (including $25 million related to Kraft awards) for the quarters ended March 31, 2005 and 2004, respectively. The unamortized portion of restricted stock and rights awards to employees of Altria Group, Inc. and Kraft was $582 million at March 31, 2005. This amount included $337 million related to Kraft and $245 million related to Altria Group, Inc.

In addition to restricted stock, Altria Group, Inc.’s stock-based employee compensation plans permit the issuance of stock options to employees. Altria Group, Inc. applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock options within those plans. No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price not less than the market value of the common stock on the date of the grant. Net earnings, as reported, includes pre-tax compensation expense related to restricted stock and rights to receive shares of stock of $65 million and $44 million for the quarters ended March 31, 2005 and 2004, respectively. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the quarters ended March 31, 2005 and 2004 (in millions, except per share data):

	2005	2004
Net earnings, as reported	$2,596	$2,194
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	3	4

Pro forma net earnings	$2,593	$2,190

Earnings per share:
Basic - as reported	$1.26	$1.07

Basic - pro forma	$1.26	$1.07

Diluted - as reported	$1.25	$1.07

Diluted - pro forma	$1.25	$1.06

Altria Group, Inc. has not granted stock options to employees since 2002. The amount shown above as stock-based compensation expense in 2004 relates primarily to Executive Ownership Stock Options (“EOSOs”). Under certain circumstances, senior executives who exercise outstanding stock options, using shares to pay the option exercise price and taxes, receive EOSOs equal to the number of shares tendered. During the three months ended March 31, 2005 and 2004, Altria Group, Inc. granted 0.5 million and 0.8 million EOSOs, respectively.

In 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. Altria Group, Inc. will adopt this new standard prospectively, on January 1, 2006, and does not expect the adoption of SFAS No. 123R to have a material impact on Altria Group, Inc.’s consolidated financial position, results of operations or cash flows.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

		For the Three Months Ended March 31,
		2005	2004
		(in millions)
Separation program	Domestic tobacco		$1
Separation program	International tobacco	$3
Separation program	General corporate*	18	8
Restructuring program	North American food	24	245
Restructuring program	International food	33	34
Asset impairment	North American food	93
Asset impairment	International food		12
Asset impairment	General corporate*		3
Lease termination	General corporate*		5

Asset impairment and exit costs		$171	$308

*	During the quarters ended March 31, 2005 and 2004, Altria Group, Inc. recorded pre-tax charges of $18 million and $16 million, respectively, primarily related to the streamlining of various corporate functions in 2005 and 2004.

Kraft Restructuring Program

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including $717 million incurred from January 2004 through March 31, 2005. Pre-tax restructuring charges during 2005 are expected to be between $440 million and $470 million, including $76 million incurred in the first quarter of 2005. Approximately one-half of the pre-tax charges are expected to require cash payments.

During the quarters ended March 31, 2005 and 2004, Kraft recorded $150 million and $291 million, respectively, of asset impairment and exit costs on the condensed consolidated statements of earnings. During the quarters ended March 31, 2005 and 2004, these pre-tax charges were composed of $57 million and $279 million, respectively, of costs under the restructuring program, and $93 million of first quarter 2005 asset impairment charges related to the pending sale of Kraft’s fruit snacks business and $12 million of first quarter 2004 impairment charges relating to intangible assets. The first quarter of 2005 pre-tax restructuring charges reflect the announcement of the closing of two plants, for a total of fifteen since January 2004, and the continuation of a number of workforce reduction programs. Approximately $35 million of the pre-tax restructuring charges incurred in the first quarter of 2005, will require cash payments.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pre-tax restructuring liability activity for the quarter ended March 31, 2005, was as follows (in millions):

	For the Three Months Ended March 31, 2005
	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2005	$91	$—	$19	$110
Charges	32	11	14	57
Cash spent	(28)		(18)	(46)
Charges against assets	(11)	(11)		(22)

Liability balance, March 31, 2005	$84	$—	$15	$99

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during 2004 and the first quarter of 2005, as part of the overall restructuring program, will result in the elimination of approximately 3,800 positions. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements.

During the quarter ended March 31, 2005, Kraft recorded $19 million of pre-tax implementation costs associated with the restructuring program, of which $15 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings. These costs include the discontinuance of certain product lines and incremental costs related to the integration of functions and closure of facilities. During the first quarter of 2004, Kraft recorded $1 million of pre-tax implementation costs associated with the restructuring program. This charge was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings.

Kraft Asset Impairment Charges

During March 2005, Kraft reached an agreement to sell its fruit snacks business for approximately $30 million. The transaction is expected to close in the second quarter of 2005. Kraft incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the pending sale of this business. The charge, which includes the write-off of all intangibles associated with this business, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

During the first quarter of 2004, Kraft recorded a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. A portion of this charge, $17 million, was reclassified to earnings from discontinued operations on the condensed consolidated statement of earnings in the fourth quarter of 2004.

Note 3. Benefit Plans:

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non- U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2005	2004	2005	2004
	(in millions)
Service cost	$73	$64	$53	$45
Interest cost	159	151	72	63
Expected return on plan assets	(215)	(230)	(89)	(75)
Amortization:
Unrecognized net loss from experience differences	70	37	18	12
Prior service cost	4	3	4	4
Other expense	11		1

Net periodic pension cost	$102	$25	$59	$49

Other expense, above, is due primarily to additional pension benefits related to workforce reduction programs under Kraft’s restructuring program.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Approximately $660 million and $110 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively, during the quarter ended March 31, 2005. These amounts include approximately $200 million and $40 million of employer contributions that Kraft made to its U.S. and non-U.S. plans, respectively. Currently, Altria Group, Inc. anticipates making additional contributions during the remainder of 2005 of approximately $30 million to its U.S. plans and approximately $250 million to its non-U.S. plans, based on current tax law. These amounts include approximately $10 million and $60 million that Kraft anticipates making to its U.S. and non-U.S. plans, respectively. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Service cost	$24	$23
Interest cost	69	71
Amortization:
Unrecognized net loss from experience differences	20	16
Unrecognized prior service cost	(7)	(6)

Net postretirement health care costs	$106	$104

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

Altria Group, Inc. adopted FSP 106-2 in the third quarter of 2004. The impact for the quarter ended March 31, 2005, was a reduction of pre-tax net postretirement health care costs and an increase in net earnings of $15 million (including $12 million related to Kraft), which is included above as a reduction of $2 million in service cost, $6 million in interest cost and $7 million in amortization of unrecognized net loss from experience differences.

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill by segment was as follows (in millions):

	March 31, 2005	December 31, 2004
International tobacco	$2,222	$2,222
North American food	20,548	20,511
International food	5,293	5,323

Total goodwill	$28,063	$28,056

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible assets were as follows (in millions):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$10,831		$10,901
Amortizable intangible assets	246	$60	212	$57

Total intangible assets	$11,077	$60	$11,113	$57

Non-amortizable intangible assets substantially consist of brand names from the acquisition of Nabisco Holdings Corp. (“Nabisco”). Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the quarters ended March 31, 2005 and 2004, was $4 million. Amortization expense for each of the next five years is currently estimated to be $30 million or less.

The movement in goodwill and intangible assets from December 31, 2004, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2004	$28,056	$11,113
Changes due to:
Divestitures	(18)
Acquisitions		35
Currency	(72)
Asset impairment	(7)	(70)
Other	104	(1)

Balance at March 31, 2005	$28,063	$11,077

As a result of Kraft’s common stock repurchases, ALG’s ownership percentage of Kraft has increased, thereby resulting in an increase in goodwill. Other, above, includes this additional goodwill.

During the first quarter of 2005, Altria Group, Inc. completed its annual review of goodwill and intangible assets and no charges resulted from this review.

Note 5. Financial Instruments:

During the quarters ended March 31, 2005 and 2004, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next fourteen months. At March 31, 2005, Altria Group, Inc. estimates that derivative losses of $4 million, net of income taxes, reported in accumulated other comprehensive earnings (losses), will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at March 31, 2005 and 2004, Altria Group, Inc. recorded a gain of $71 million, net of income taxes, and a loss of $93 million, net of income taxes, respectively, which represented effective hedges of net investments.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Loss at beginning of period	$(14)	$(83)
Derivative (gains) losses transferred to earnings	(12)	1
Change in fair value	45	12

Gain (loss) as of March 31	$19	$(70)

Note 6. Acquisitions:

On March 18, 2005, a subsidiary of Philip Morris International Inc. (“PMI”) acquired 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”), an Indonesian tobacco company, from a number of Sampoerna’s principal shareholders. Cash payments for these shares will total approximately $2.0 billion, of which $1.5 billion was paid by March 31, 2005, and the remainder will be paid in May 2005. PMI commenced a public tender offer for all of the remaining shares on April 18, 2005, at a price per share of IDR 10,600 (U.S. $1.13 per share), the price per share paid to the principal shareholders. The tender offer period closes on May 18, 2005. Assuming all shares are acquired, the total cost of the transaction will be approximately $5.2 billion (based on an exchange rate of IDR 9,365 to U.S. $1.00), including Sampoerna’s net debt of the U.S. $ equivalent of approximately $160 million. Subject to customary regulatory approvals, PMI anticipates completing the transaction during the second quarter of 2005. The purchase price will ultimately be financed through a Euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries, which is expected to become effective in May 2005. The bank facility will consist of a Euro 2.5 billion three-year term loan and a Euro 2.0 billion five-year revolving credit facility.

The initial investment in Sampoerna of $2.0 billion is included as other assets on the condensed consolidated balance sheet at March 31, 2005. PMI will record equity earnings in Sampoerna until the completion of the tender offer. When PMI gains control of Sampoerna, its financial position and results of operations will be fully consolidated with PMI.

In April 2005, PMI acquired a 96.7% stake in Coltabaco, the largest tobacco company in Colombia, with a 48% market share, for approximately $300 million. PMI intends to acquire the remaining portion of Coltabaco which it does not already own.

During the first quarter of 2004, Kraft purchased a U.S.-based beverage business and PMI purchased a tobacco business in Finland. The total cost of acquisitions during the quarter ended March 31, 2004, was $152 million.

The effects of these acquisitions were not material to Altria Group, Inc.’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

Note 7. Divestitures:

Discontinued Operations:

On November 15, 2004, Kraft announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The proposed sale includes the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business as discontinued operations on the condensed consolidated statements of earnings for all periods presented. Pursuant to the sugar confectionery sale agreement, Kraft has agreed to provide certain transition and supply services to the buyer. These service arrangements are primarily for terms of one year or less, with the exception of one supply arrangement with a term of not more than three years. The expected cash flow from this supply arrangement is not significant.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summary results of operations for the sugar confectionery business were as follows:

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Net revenues	$116	$118

Earnings before income taxes and minority interest	$22	$16
Provision for income taxes	8	6
Minority interest in earnings from discontinued operations, net	2	1

Earnings from discontinued operations, net of income taxes and minority interest	$12	$9

In addition, Kraft anticipates additional tax expense of $270 million to be recorded as a loss on sale of discontinued operations in 2005. In accordance with the provisions of SFAS No. 109, the tax expense will be recorded when the transaction is consummated.

The assets of the sugar confectionery business, which were reflected as assets of discontinued operations held for sale on the condensed consolidated balance sheets at March 31, 2005 and December 31, 2004, were as follows (in millions):

	March 31, 2005	December 31, 2004
Inventories	$65	$65
Property, plant and equipment, net	196	201
Goodwill	814	814
Other intangible assets, net	485	485
Impairment loss on assets of discontinued operations held for sale	(107)	(107)

Assets of discontinued operations held for sale	$1,453	$1,458

Other:

During the first quarter of 2005, Kraft sold its desserts business in the U.K. and its U.S. yogurt business. The aggregate proceeds received from the sales of businesses in the first quarter of 2005 were $190 million, on which pre-tax gains of $116 million were recorded.

During March 2005, Kraft reached an agreement to sell its fruit snacks business for approximately $30 million. The transaction is expected to close in the second quarter of 2005. Kraft incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the pending sale of this business.

The operating results of the other businesses sold, discussed above, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Earnings from continuing operations	$2,584	$2,185
Earnings from discontinued operations	12	9

Net earnings	$2,596	$2,194

Weighted average shares for basic EPS	2,061	2,041

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	4	3
Stock options	16	15

Weighted average shares for diluted EPS	2,081	2,059

Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock and rights, the number of shares corresponding to the unamortized compensation expense. For the quarters ended March 31, 2005 and 2004, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period) was immaterial.

Note 9. Segment Reporting:

The products of ALG’s subsidiaries include cigarettes and tobacco products, and food (consisting principally of a wide variety of snacks, beverages, cheese, grocery products and convenient meals). Another subsidiary of ALG, Philip Morris Capital Corporation, maintains a portfolio of leveraged and direct finance leases. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of domestic tobacco, international tobacco, North American food, international food and financial services.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Net revenues:
Domestic tobacco	$4,146	$4,004
International tobacco	11,345	10,043
North American food	5,553	5,292
International food	2,506	2,283
Financial services	68	99

Net revenues	$23,618	$21,721

Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
Domestic tobacco	$1,038	$970
International tobacco	2,075	1,835
North American food	910	833
International food	293	188
Financial services	41	70
Amortization of intangibles	(4)	(4)
General corporate expenses	(177)	(180)

Operating income	4,176	3,712
Interest and other debt expense, net	(281)	(300)

Earnings from continuing operations before income taxes and minority interest	$3,895	$3,412

Items affecting the comparability of results from continuing operations were as follows:

•	Domestic Tobacco Headquarters Relocation Charges – Philip Morris USA Inc. (“PM USA”) has substantially completed the move of its corporate headquarters from New York City to Richmond, Virginia. PM USA estimates that the total cost of the relocation will be approximately $105 million, including compensation to those employees who did not relocate. Pre-tax charges of $1 million and $10 million were recorded in the operating companies income of the domestic tobacco segment for the quarters ended March 31, 2005 and 2004, respectively. Cash payments of $6 million were made during the first quarter of 2005, while total cash payments related to the relocation were $91 million through March 31, 2005. At March 31, 2005, a liability of $11 million remains on the condensed consolidated balance sheet.

•	Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale to its new distributor in Italy, resulting in a $96 million pre-tax operating companies income benefit for the international tobacco segment.

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

•	Gains on Sales of Businesses – During the first quarter of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the sale of Kraft’s desserts business in the U.K.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Credit Lines:

In April 2005, Altria Group, Inc. negotiated a 364-day revolving credit facility in the amount of $1.0 billion and a new multi-year credit facility in the amount of $4.0 billion, which is due to expire in April 2010. In addition, Altria Group, Inc. terminated the existing $5.0 billion multi-year credit facility, which was due to expire in July 2006. The new Altria Group, Inc. facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreement, of 2.5 to 1.0, unchanged from the previous multi-year facility. At March 31, 2005, the ratio calculated in accordance with the agreement was 9.9 to 1.0. In April 2005, Kraft negotiated a new multi-year revolving credit facility to replace both the 364-day facility that was due to expire in July 2005 and a multi-year facility that was due to expire in July 2006. The new Kraft multi-year facility, which is for the sole use of Kraft, in the amount of $4.5 billion, expires in April 2010 and requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of Kraft’s previous facilities. At March 31, 2005, Kraft’s net worth was $30.1 billion. These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral.

As discussed in Note 6. Acquisitions, the purchase price of the Sampoerna acquisition will ultimately be financed through a Euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries, which is expected to become effective in May 2005. The bank facility will consist of a Euro 2.5 billion three-year term loan and a Euro 2.0 billion five-year revolving credit facility.

Note 11. Contingencies:

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of May 2, 2005, April 30, 2004 and May 1, 2003, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of May 2, 2005	Number of Cases Pending as of April 30, 2004	Number of Cases Pending as of May 1, 2003	Page References
Individual Smoking and Health Cases (1)	235	285	275	27-28; Exh. 99.1 pages 1-2
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	9	9	42	28; Exh. 99.1 page 2
Health Care Cost Recovery Actions	7	13	41	28-31; Exh. 99.1 pages 2-4
Lights/Ultra Lights Class Actions	22	21	18	31-32; Exh. 99.1 pages 4-6
Tobacco Price Cases	2	2	37	32; Exh. 99.1 page 6
Cigarette Contraband Cases	2	2	5	33; Exh. 99.1 page 7

(1)	Does not include 2,651 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. See the discussion of these cases in “Exhibit 99.1 — Flight Attendant Litigation.” Also, does not include 11 individual smoking and health cases brought against certain retailers that are indemnitees of PM USA.

(2)	Includes as one case the aggregated claims of 983 individuals that are proposed to be tried in a single proceeding in West Virginia.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 116 individual smoking and health cases (Argentina (48), Australia (2), Brazil (51), Chile (1), Colombia (1), Israel (3), Italy (4), the Philippines (1), Poland (1), Scotland (1), Spain (2) and Venezuela (1)), compared with approximately 120 such cases on April 30, 2004, and 89 such cases on May 1, 2003. In addition, in Italy, 25 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case.

In addition, as of May 2, 2005, there was one smoking and health putative class action pending outside the United States against PMI (Brazil) compared with four such cases on April 30, 2004, and nine such cases on May 1, 2003. Four health care cost recovery actions are pending in Israel (1), Canada (1), France (1) and Spain (1) against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel. In February 2005, a Polish social organization filed a representative action against PMI’s Polish affiliate and six other Polish tobacco companies; this complaint has not yet been served on PMI’s affiliate.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pending and Upcoming Trials

Trial is currently underway in the case brought by the United States government in which ALG and PM USA are defendants. For a discussion of this case, see “Health Care Cost Recovery Litigation — Federal Government’s Lawsuit” below.

Certain cases against PM USA are scheduled for trial through the end of 2006, including a case pending in Tennessee in which cigarette distributors allege that PM USA’s Wholesale Leaders program violates antitrust laws, a case brought in Tennessee by cigarette vending machine operators alleging that PM USA’s retail promotional and merchandising programs violate the Robinson-Patman Act, a Lights/Ultra Lights action in New York in which PM USA and ALG are defendants and a health care cost recovery case brought in Missouri by the City of St. Louis, Missouri and approximately 50 Missouri hospitals in which PM USA and ALG are defendants. In addition, an estimated four individual smoking and health cases are scheduled for trial through the end of 2006, including a case scheduled for trial in July 2005 in New Jersey. Cases against other tobacco companies are also scheduled for trial through the end of 2006. Trial dates are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 43 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 27 of the 43 cases. These 27 cases were tried in California (4), Florida (9), Mississippi (1), Missouri (1), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, Florida, Missouri, and Pennsylvania. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial.

Of the 16 cases in which verdicts were returned in favor of plaintiffs, three have reached final resolution. A $17.8 million verdict against defendants in a health care cost recovery case (including $6.8 million against PM USA) was reversed, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). In October 2004, after exhausting all appeals, PM USA paid approximately $3.3 million (including interest of approximately $285,000) in an individual smoking and health case in Florida (Eastman). In March 2005, after exhausting all appeals, PM USA paid approximately $17 million (including interest of approximately $6.4 million) in an individual smoking and health case in California (Henley).

The chart below lists the verdict and post-trial developments in the remaining 13 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	PM USA intends to file post-trial motions challenging the verdict.

October 2004	Florida/ Arnitz	Individual Smoking and Health	$240,000 against PM USA.	PM USA’s appeal is pending.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of May 2, 2005, the amount of prejudgment interest was approximately $366 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. See Scott Class Action below.

November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	PM USA’s appeal is pending.

March 2003	Illinois/ Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	In November 2004, the Illinois Supreme Court heard arguments on PM USA’s appeal. See the discussion of the Price case under the heading “Certain Other Tobacco-Related Litigation — Lights/Ultra Lights Cases.”

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 2002	Florida/ French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the trial court reduced the damages award to $500,000. In December 2004, the Florida Third District Court of Appeal affirmed the judgment awarding plaintiff $500,000, and directed the trial court to hold defendants jointly and severally liable. In April 2005, the appellate court denied defendants’ motion for rehearing. PM USA intends to petition the Florida Supreme Court for further review, and will record a provision in the second quarter of 2005, reflecting its best estimate of the probable loss in this case.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. If a judgment is entered in this case, PM USA intends to appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 2001	California/ Boeken	Individual Smoking and Health	$5.5 million in compensatory damages and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million. In September 2004, the California Second District Court of Appeal reduced the punitive damages award to $50 million but otherwise affirmed the judgment entered in the case. Plaintiff and PM USA each sought rehearing. In April 2005, the Court of Appeal reaffirmed the amount of its September 2004 ruling. PM USA intends to seek further appellate review.

July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs petitioned the Florida Supreme Court for further review. In May 2004, the Florida Supreme Court agreed to review the case, and the Supreme Court heard oral arguments in November 2004. See “Engle Class Action” below.

March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiff’s negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in marketing, administration and research costs on the 2002 consolidated statement of earnings as its best estimate of the probable loss in this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the punitive damages award. In December 2004, the Oregon Supreme Court granted PM USA’s petition for review of the case.

In addition to the cases discussed above, in October 2003, a three-judge panel of an appellate court in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $256,000 and other unspecified damages. PMI’s Brazilian affiliate appealed. In December 2004, the three-judge panel’s decision was vacated by an en banc panel of the appellate court, which upheld the trial court’s dismissal of the case. Also, in April 2005, a labor court trial judge entered judgment against PMI’s Venezuelan affiliate in favor of a former employee plaintiff in the amount of approximately US$150,000 in connection with an individual claim involving smoking and health issues. PMI’s Venezuelan affiliate intends to appeal.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of May 2, 2005, PM USA has posted various forms of security totaling approximately $320 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

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

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the March 31, 2005 and March 31, 2004 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review and, in May 2004, the Florida Supreme Court agreed to review the case. Oral arguments were heard in November 2004.

Scott Class Action

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of a fund to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. In May 2004, in the second phase of the trial, the jury awarded plaintiffs approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program. In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. As of May 2, 2005, the amount of prejudgment interest was approximately $366 million. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”) fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Class certification has been denied or reversed by courts in 56 smoking and health class actions involving PM USA in Arkansas (1), the District of Columbia (2), Florida (the Engle case), Illinois (2), Iowa (1), Kansas (1), Louisiana (1), Maryland (1), Michigan (1), Minnesota (1), Nevada (29), New Jersey (6), New York (2), Ohio (1), Oklahoma (1), Pennsylvania (1), Puerto Rico (1), South Carolina (1), Texas (1) and Wisconsin (1). A class remains certified in the Scott class action discussed above.

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

A number of foreign governmental entities have filed health care cost recovery actions in the United States. Such suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. Of these 36 cases, 34 have been dismissed, and two remain pending. In addition to the cases brought in the United States, health care cost recovery actions have also been brought in Israel (1), the Marshall Islands (1) (dismissed), Canada (1), France (1) and Spain (1), and other entities have stated that they are considering filing such actions. In September 2003, the case pending in France was dismissed, and plaintiff has appealed. In May 2004, the case in Spain was dismissed, and plaintiff has appealed.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments contemplated by the agreement with tobacco growers discussed below), subject to adjustments for several factors, including inflation, market share and industry volume: 2005 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. Pursuant to the provisions of the MSA, PM USA, along with the other domestic tobacco product manufacturers who are original signatories to the MSA (“OPMs”), is participating in a proceeding, which may result in a downward adjustment to the amounts paid by the OPMs to the states and territories that are parties to the MSA for the year 2003. The availability and the precise amount of that adjustment depend on a number of factors and will likely not be determined until some time in 2006 or later. If the adjustment does become available, it may be applied as a credit against future payments due from the OPMs.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota-

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

holders. To that end, in 1999, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, established the National Tobacco Grower Settlement Trust (“NTGST”), a trust fund to provide aid to tobacco growers and quota-holders. The trust was to be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Remaining industry payments (2005 through 2008, $500 million each year; 2009 and 2010, $295 million each year) are subject to adjustment for several factors, including inflation, United States cigarette volume and certain contingent events, and, in general are to be allocated based on each manufacturer’s relative market share. Provisions of the NTGST allow for offsets to the extent that payments are made to growers as part of a legislated end to the federal tobacco quota and price support program.

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.6 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. The quota buy-out payments will offset already scheduled payments to the NTGST. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of pool stock tobacco accumulated under the previous tobacco price support program. PM USA’s share of tobacco pool stock losses cannot currently be determined, as the calculation of any such losses will depend on a number of factors, including the extent to which the government can sell such pool tobacco and thereby mitigate or avoid losses. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2005 and beyond.

Following the enactment of FETRA, the trustee of the NTGST and the state entities conveying NTGST payments to tobacco growers and quota holders sued tobacco product manufacturers alleging that the offset provisions do not apply to payments due in 2004. In December 2004, a North Carolina court ruled that the tobacco companies, including PM USA, are entitled to receive a refund of amounts paid to the NTGST during the first three quarters of 2004 and are not required to make the payments that would otherwise have been due during the fourth quarter of 2004. Plaintiffs have appealed. A hearing on plaintiffs’ appeal is scheduled for May 2005. If the trial court’s ruling is ultimately upheld, PM USA would reverse accruals and receive reimbursements totaling $232 million.

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

In April 2004, a lawsuit was filed in state court in Los Angeles, California, on behalf of all California residents who purchased cigarettes in California from April 2000 to the present, alleging that the MSA enabled the defendants, including PM USA and ALG, to engage in unlawful price fixing and market sharing agreements. The complaint sought damages and also sought to enjoin defendants from continuing to operate under those provisions of the MSA that allegedly violate California law. In June, plaintiffs dismissed this case and refiled a substantially similar complaint in federal court in San Francisco, California. The new complaint is brought on behalf of the same purported class but differs in that it covers purchases from June 2000 to the present, names the Attorney General of California as a defendant, and does not name ALG as a defendant. In March 2005, the trial court granted defendants’ motion to dismiss the case. Plaintiffs have appealed.

There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust law. Neither ALG nor PM USA is a defendant in this case. In September 2004, the court denied plaintiffs’ motion to preliminarily

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York Escrow Statute. Plaintiffs have appealed the trial court’s September 2004 order to the extent that it denied their request for a preliminary injunction. In addition, similar lawsuits have been brought and are pending in Kentucky, Arkansas, Louisiana, Nebraska, Tennessee and Oklahoma. Neither ALG nor PM USA is a defendant in these cases.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Trial of the case is currently underway. The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks what it alleges to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under RICO. The government alleges that disgorgement by defendants of approximately $280 billion is an appropriate remedy. In May 2004, the trial court issued an order denying defendants’ motion for partial summary judgment limiting the disgorgement remedy. In February 2005, a panel of the United States Court of Appeals for the District of Columbia Circuit held that disgorgement is not a remedy available to the government under RICO and entered summary judgment in favor of defendants, with respect to the disgorgement claim. In April 2005, the appellate court denied the government’s motion for rehearing. In July 2004, the trial court found that PM USA had inadequately complied with a document preservation order and ordered that persons who failed to comply with PM USA’s document retention program will not be permitted to testify at trial and PM USA and ALG jointly pay $2,750,000 to the court by September 1, 2004. This amount was paid to the court in September 2004. The trial court has denied PM USA’s and ALG’s motion for rehearing.

Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Plaintiffs in these class actions allege, among other things, that the use of the terms “Lights” and/or “Ultra Lights” constitutes deceptive and unfair trade practices, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. Twenty-two cases are pending in Arkansas (2), Delaware (1), Florida (1), Georgia (1), Illinois (2), Louisiana (1), Massachusetts (1), Michigan (1), Minnesota (1), Missouri (1), New Hampshire (1), New Jersey (1), New York (1), Ohio (2), Oregon (1), Tennessee (1), Washington (1), and West Virginia (2). In addition, there are two cases pending in Israel, and other entities have stated that they are considering filing such actions. To date, a trial court in Arizona has refused to certify a class, and an appellate court in Florida has overturned class certification by a trial court. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has stayed further proceedings pending its decision in the Engle case discussed above. Trial courts have certified classes against PM USA in the Price case in Illinois and in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Craft) and Ohio (Marrone and Philipps). PM USA has appealed or otherwise challenged these class certification orders. In August 2004, Massachusetts’ highest court affirmed the class certification order in the Aspinall case. In September 2004, an appellate court affirmed the class certification

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

orders in the cases in Ohio, and PM USA sought review by the Ohio Supreme Court. In February 2005, the Ohio Supreme Court accepted the cases for review to determine whether a prior determination has been made by the State of Ohio that the conduct at issue is deceptive such that plaintiffs may pursue class action claims. In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order in the Curtis case. Although various pre-trial motions, including plaintiffs’ motion for class certification, are pending, trial of the case pending in New York is scheduled for January 2006.

With respect to the Price case, trial commenced in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of Altria Group, Inc.) The judge’s order also requires PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal of the note, which are due in April 2008, 2009 and 2010. Through March 31, 2005, PM USA paid $1.4 billion of the cash payments due under the judge’s order. (Cash payments into the account are included in other assets on Altria Group, Inc.’s consolidated balance sheets at March 31, 2005 and December 31, 2004.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any of a number of legal and factual grounds that it is pursuing on appeal. Oral arguments on PM USA’s appeal were heard in November 2004.

Tobacco Price Cases: As of May 2, 2005, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision.

Wholesale Leaders Cases: In June 2003, certain wholesale distributors of cigarettes filed suit against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In January 2004, Tennessee filed a motion to dismiss its complaint, and the complaint was dismissed without prejudice in March 2004. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending PM USA’s expedited appeal. Trial is currently scheduled for February 2006. In December 2003, a tobacco manufacturer filed a similar lawsuit against PM USA in Michigan seeking unspecified monetary damages in which it alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. Plaintiff voluntarily dismissed its claims alleging price discrimination, and in July 2004, the court granted defendants’ motion to dismiss the attempt-to-monopolize claim. Plaintiff has appealed.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated Putative Punitive Damages Cases: In September 2000, a putative class action was filed in the federal district court in the Eastern District of New York that purported to consolidate punitive damages claims in ten tobacco-related actions then pending in federal district courts in New York and Pennsylvania. In July 2002, plaintiffs filed an amended complaint and a motion seeking certification of a punitive damages class of persons residing in the United States who smoke or smoked defendants’ cigarettes, and who have been diagnosed by a physician with an enumerated disease from April 1993 through the date notice of the certification of this class is disseminated. The following persons are excluded from the class: (1) those who have obtained judgments or settlements against any defendants; (2) those against whom any defendant has obtained judgment; (3) persons who are part of the Engle class; (4) persons who should have reasonably realized that they had an enumerated disease prior to April 9, 1993; and (5) those whose diagnosis or reasonable basis for knowledge predates their use of tobacco. In September 2002, the court granted plaintiffs’ motion for class certification. Defendants petitioned the United States Court of Appeals for the Second Circuit for review of the trial court’s ruling. On May 6, 2005, the Second Circuit vacated the trial court’s class certification order and remanded the case to the trial court for further proceedings.

Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits (Brown, et al. v. The American Tobacco Company, Inc et al. and Daniels, et al. v. Phillip Morris Companies Inc. et al.) were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases, and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. In September 2004, the trial court in the other case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing is pending. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. In April 2005, the court issued a tentative ruling that denied plaintiffs’ motion for reconsideration of the order that decertified the class.

In May 2004, a lawsuit (Gurevitch, et al. v. Phillip Morris USA Inc., et al.) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA and ALG, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2004, plaintiffs voluntarily dismissed ALG from the case.

Cigarette Contraband Cases: In May 2000 and August 2001, various departments of Colombia and the European Community and 10 member states, filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and unspecified injunctive relief. In February 2002, the federal district court granted defendants’ motions to dismiss the actions. Plaintiffs in each case appealed. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases based on the common law Revenue Rule, which bars a foreign government from bringing civil claims in U.S. courts for the recovery of lost taxes. In April 2004, plaintiffs petitioned the United States Supreme Court for further review. In July 2004, the European Community and the 10 member states entered into a cooperation agreement with PMI, the terms of which provide for broad cooperation between PMI and European law enforcement agencies on anti-contraband and anti-counterfeit efforts and resolve all disputes between the parties on these issues. Pursuant to this agreement, the European Community and the 10 Member states have agreed to withdraw their suit as it relates to the ALG, PM USA and PMI defendants. In May 2005, the United States Supreme Court, in a summary order, granted the petitions for review, vacated the judgment of the Court of Appeals for the Second Circuit and remanded the cases to that court for further review in light of the Supreme Court’s April 2005 decision in U.S. v. Pasquantino. In Pasquantino, a criminal case brought by the United States government, the Supreme Court upheld the convictions of the defendants in that case for violating the U.S. wire fraud statute based on a scheme to smuggle alcohol into Canada without paying Canadian taxes, while expressing no opinion as to the question of whether the Revenue Rule barred a foreign government from bringing a civil action in U.S. courts for a scheme to defraud it of taxes, as the Second Circuit had earlier held in distinguishing those civil claims from a U.S. criminal prosecution as in Pasquantino. It is possible that future litigation related to cigarette contraband issues may be brought.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, allege that PM USA has violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211 but, by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs request actual damages, treble damages, injunctive relief, attorneys’ fees and costs, and other unspecified relief. In June 1999, the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs have withdrawn their request for class action status. In August 2001, the court granted PM USA’s motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court’s dismissal would, if affirmed, be binding on all plaintiffs. In January 2004, the Sixth Circuit reversed the lower court’s grant of summary judgment with respect to plaintiffs’ claim that PM USA violated Robinson-Patman Act provisions regarding promotional services and with respect to the discriminatory pricing claim of plaintiffs who bought cigarettes directly from PM USA. In October 2004, the United States Supreme Court denied PM USA’s petition for further review. In March 2005, the trial court denied PM USA’s motion for summary judgment. Trial is scheduled for July 2005 in federal district court in Tennessee.

Asbestos Contribution Cases: These cases, which have been brought on behalf of former asbestos manufacturers and affiliated entities against PM USA and other cigarette manufacturers, seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Currently, one case remains pending.

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

Italian Antitrust Case: During 2001, the competition authority in Italy initiated an investigation into the pricing activities of participants in that cigarette market. In March 2003, the authority issued its findings and imposed fines totaling 50 million euro on certain affiliates of PMI. PMI’s affiliates appealed to the administrative court, which rejected the appeal in July 2003. PMI believes that its affiliates have numerous grounds for appeal, and in February 2004, its affiliates appealed to the supreme administrative court. However, under Italian law, if fines are not paid within certain specified time periods, interest and eventually penalties will be applied to the fines. Accordingly, in December 2003, pending final resolution of the case, PMI’s affiliates paid 51 million euro representing the fines and any applicable interest to the date of payment. The 51 million euro will be returned to PMI’s affiliates if they prevail on appeal. Accordingly, the payment has been included in other assets on Altria Group, Inc.’s consolidated balance sheets.

PMCC Federal Income Tax Matter: The IRS is examining the consolidated tax returns for Altria Group, Inc., which include PMCC for years 1996 through 1999. Recently, the IRS has challenged some, and in the future may challenge several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease in/lease out transactions, qualified technological

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

equipment transactions, and sale in/lease out transactions). PMCC believes that the position and supporting case law described in the Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and its parent, ALG, intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, if necessary, and ALG believes that, given the strength of its position, the ultimate outcome of such challenges will not have a material adverse impact on Altria Group, Inc.’s consolidated results of operations, cash flows or financial position.

It is not possible to predict the outcome of the litigation pending against ALG and its subsidiaries. Litigation is subject to many uncertainties. As discussed above under “Recent Trial Results,” unfavorable verdicts awarding substantial damages against PM USA have been returned in 16 cases since 1999. Of the 16 cases in which verdicts were returned in favor of plaintiffs, three have reached final resolution. A verdict against defendants in a health care cost recovery case has been reversed and all claims were dismissed with prejudice, and after exhausting all appeals, PM USA paid approximately $3.3 million (including interest of approximately $285,000) in an individual smoking and health case in Florida and approximately $17 million (including interest of approximately $6.4 million) in an individual smoking and health case in California. The remaining 13 cases are in various post-trial stages. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. In the event of an adverse trial result in certain pending litigation, the defendant may not be able to obtain a required bond or obtain relief from bonding requirements in order to prevent a plaintiff from seeking to collect a judgment while an adverse verdict is being appealed. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of judges and jurors with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

ALG and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this Note 11. Contingencies: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related litigation; (ii) management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending tobacco-related litigation; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

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

Third-Party Guarantees

At March 31, 2005, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $465 million, of which $305 million have no specified expiration dates. The remainder expire through 2023, with $140 million expiring through March 31, 2006. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $43 million on its

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

condensed consolidated balance sheet at March 31, 2005, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Note 12. Income Taxes:

On October 22, 2004, the American Jobs Creation Act (“the Jobs Act”) was signed into law. The Jobs Act includes a deduction for 85% of certain foreign earnings that are repatriated. Altria Group, Inc. may elect to apply this provision to qualifying earnings repatriations in 2005 and is conducting analyses of its effects. The U.S. Treasury Department recently provided additional clarifying language on key elements of the provision which is under consideration as part of Altria Group, Inc.’s evaluation. Altria Group, Inc. expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time. The amount of dividends Altria Group, Inc. can repatriate under this provision is up to $7.1 billion. Since Altria Group, Inc. has provided deferred taxes on a portion of its unrepatriated earnings, there is a potential financial statement income tax benefit upon repatriations under the Jobs Act. Assuming certain expected technical amendments to the Jobs Act are enacted and if the entire $7.1 billion were repatriated, the income tax benefit would be approximately $80 million.

The Jobs Act also provides tax relief to U.S. domestic manufacturers by providing a tax deduction of up to 9% of the lesser of “qualified production activities income” or taxable income. In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 requires companies to account for this deduction as a “special deduction” rather than a rate reduction, in accordance with SFAS No. 109, and therefore, Altria Group, Inc. will recognize these benefits, which are not expected to be significant, in the year earned.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), and its majority-owned (85.5%) subsidiary, Kraft Foods Inc. (“Kraft”), are engaged in the manufacture and sale of various consumer products, including cigarettes and tobacco products, packaged grocery products, snacks, beverages, cheese and convenient meals. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, ALG has a 33.9% economic interest in SABMiller plc (“SABMiller”). ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.

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

On November 15, 2004, Kraft announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business as discontinued operations on the condensed consolidated statements of earnings for the quarters ended March 31, 2005 and 2004. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the condensed consolidated balance sheets at March 31, 2005, and December 31, 2004. Accordingly, historical statements of earnings amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation. In addition, Kraft anticipates additional tax expense of $270 million to be recorded as a loss on sale of discontinued operations in 2005. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, the tax expense will be recorded when the transaction is consummated.

On March 18, 2005, a subsidiary of PMI acquired 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”), an Indonesian tobacco company, from a number of Sampoerna’s principal shareholders. Cash payments for these shares will total approximately $2.0 billion, of which $1.5 billion was paid by March 31, 2005, and the remainder will be paid in May 2005. PMI commenced a public tender offer for all of the remaining shares on April 18, 2005, at a price per share of IDR 10,600 (U.S. $1.13 per share), the price per share paid to the principal shareholders. The tender offer period closes on May 18, 2005. Assuming all shares are acquired, the total cost of the transaction will be approximately $5.2 billion (based on an exchange rate of IDR 9,365 to U.S. $1.00), including Sampoerna’s net debt of the U.S. $ equivalent of approximately $160 million. Subject to customary regulatory approvals, PMI anticipates completing the transaction during the second quarter of 2005. The purchase price will ultimately be financed through a Euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries, which is expected to become effective in May 2005. The bank facility will consist of a Euro 2.5 billion three-year term loan and a Euro 2.0 billion five-year revolving credit facility.

The initial investment in Sampoerna of $2.0 billion is included as other assets on the condensed consolidated balance sheet at March 31, 2005. PMI will record equity earnings in Sampoerna until the completion of the tender offer. When PMI gains control of Sampoerna, its financial position and results of operations will be fully consolidated with PMI.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Quarter ended March 31, 2005 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the quarter ended March 31, 2005, from the quarter ended March 31, 2004, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS From Continuing Operations
For the quarter ended March 31, 2004	$2,185	$1.06

2004 Domestic tobacco headquarters relocation charges	7	—
2004 Asset impairment, exit and implementation costs	169	0.08
2004 Reversal of taxes no longer required	(30)	(0.01)

Subtotal 2004 items	146	0.07

2005 Domestic tobacco headquarters relocation charges	(1)	—
2005 Asset impairment, exit and implementation costs	(109)	(0.05)
2005 Reversal of taxes no longer required	39	0.02
2005 Gains on sales of businesses	65	0.03

Subtotal 2005 items	(6)	—

Currency	95	0.05
Lower effective tax rate	49	0.02
Higher shares outstanding		(0.02)
Operations	115	0.06

For the quarter ended March 31, 2005	$2,584	$1.24

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis. Amounts shown above that relate to Kraft are reported net of the related minority interest impact.

Asset Impairment, Exit and Implementation Costs – In January 2004, Kraft announced a multi-year restructuring program. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including $76 million incurred during the first quarter of 2005 ($45 million after taxes and minority interest). In addition, in April 2005, Kraft announced an agreement to sell its fruit snacks business. Kraft incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the pending sale of this business ($52 million after taxes and minority interest). For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Food Business Environment section of the following Discussion and Analysis.

Gains on Sales of Businesses – The favorable impact is due to the gain on sale of Kraft’s U.K. desserts business in the first quarter of 2005.

Currency – The favorable currency impact on earnings from continuing operations and diluted EPS from continuing operations is due primarily to the weakness of the U.S. dollar versus the euro and other currencies.

Income Taxes – Altria Group, Inc.’s effective income tax rate declined by 1.5 percentage points to 33.1%, due primarily to the reversal of tax accruals no longer required at Kraft ($39 million), as well as other benefits, including the impact of the domestic manufacturers’ deduction under the American Jobs Creation Act.

Higher shares outstanding during the quarter ended March 31, 2005, reflect exercises of employee stock options and the impact of a higher average stock price on the number of incremental shares from the assumed exercise of outstanding employee stock options.

The increase in results from continuing operations was due primarily to the following:

■	Higher domestic tobacco income, reflecting lower wholesale promotional allowances on PM USA’s Focus on Four brands and higher pricing on its other brands, partially offset by expenses related to the quota buy-out legislation and lower volume.

■	Higher international tobacco income, reflecting higher pricing and a $96 million pre-tax benefit from the inventory sale to PMI’s new distributor in Italy, partially offset by unfavorable mix and expenses related to the international tobacco European Commission (“E.C.”) agreement.

These increases were partially offset by:

■	Lower North American food income, reflecting higher commodity and benefit costs, and increased marketing spending.

■	Lower international food income, reflecting higher commodity costs, increased marketing spending and higher infrastructure investment in developing markets.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2005 Forecasted Results – On April 20, 2005, Altria Group, Inc. forecasted 2005 full-year diluted EPS from continuing operations in a range of $4.95 to $5.05. This forecast assumes current foreign exchange rates and approximately $0.12 per share in charges associated with the continuing Kraft restructuring program. However, it does not include any tax impact that could arise consequent to the repatriation of funds from international businesses under provisions of the American Jobs Creation Act, nor does it include any benefit from prior year accrued contributions to the National Tobacco Grower Settlement Trust. In addition, the forecasted results do not include the impact of the previously announced transaction for Sampoerna or any future acquisitions or divestitures. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 60-63 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Net revenues:
Domestic tobacco	$4,146	$4,004
International tobacco	11,345	10,043
North American food	5,553	5,292
International food	2,506	2,283
Financial services	68	99

Net revenues	$23,618	$21,721

Operating income:
Operating companies income:
Domestic tobacco	$1,038	$970
International tobacco	2,075	1,835
North American food	910	833
International food	293	188
Financial services	41	70
Amortization of intangibles	(4)	(4)
General corporate expenses	(177)	(180)

Operating income	$4,176	$3,712

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

The following events that occurred during the quarters ended March 31, 2005 and 2004, affected the comparability of statement of earnings amounts.

•	Domestic Tobacco Headquarters Relocation Charges – PM USA has substantially completed the move of its corporate headquarters from New York City to Richmond, Virginia. PM USA estimates that the total cost of the relocation will be approximately $105 million, including compensation to those employees who did not relocate. Pre-tax charges of $1 million and $10 million were recorded in the operating companies income of the domestic tobacco segment for the quarters ended March 31, 2005 and 2004, respectively. Cash payments of $6 million were made during the first quarter of 2005, while total cash payments related to the relocation were $91 million through March 31, 2005. At March 31, 2005, a liability of $11 million remains on the condensed consolidated balance sheet.

•	Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale to its new distributor in Italy, resulting in a $96 million pre-tax operating companies income benefit for the international tobacco segment.

•	Asset Impairment and Exit Costs – For the quarters ended March 31, 2005 and 2004, pre-tax asset impairment and exit costs consisted of the following:

		For the Three Months Ended March 31,
		2005	2004
		(in millions)
Separation program	Domestic tobacco		$1
Separation program	International tobacco	$3
Separation program	General corporate*	18	8
Restructuring program	North American food	24	245
Restructuring program	International food	33	34
Asset impairment	North American food	93
Asset impairment	International food		12
Asset impairment	General corporate*		3
Lease termination	General corporate*		5

Asset impairment and exit costs		$171	$308

*        During the quarters ended March 31, 2005 and 2004, Altria Group, Inc. recorded pre-tax charges of $18 million and $16 million, respectively, primarily related to the streamlining of various corporate functions in 2005 and 2004.

•	Discontinued Operations – As more fully discussed in Note 7. Divestitures, on November 15, 2004, Kraft announced the sale of substantially all of its sugar confectionery business. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business as discontinued operations on the condensed consolidated statements of earnings for all periods presented.

•	Gains on Sales of Businesses – During the first quarter of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the sale of Kraft’s desserts business in the U.K.

Consolidated Results of Operations for the Quarter Ended March 31, 2005

The following discussion compares consolidated operating results for the quarter ended March 31, 2005, with the quarter ended March 31, 2004.

Net revenues, which include excise taxes billed to customers, increased $1.9 billion (8.7%). Excluding excise taxes, net revenues increased $1.1 billion (6.9%), due primarily to increases from the tobacco and food businesses and favorable currency.

Operating income increased $464 million (12.5%), due primarily to higher operating results from the tobacco businesses, the favorable impact of currency, lower asset impairment and exit costs, primarily related to the Kraft restructuring program, and gains on sales of food businesses, partially offset by lower operating results from the food businesses.

Currency movements increased net revenues by $741 million ($389 million, after excluding the impact of currency movements on excise taxes) and operating income by $148 million. Increases in net revenues and operating income were due primarily to the weakness versus prior year of the U.S. dollar, against the euro and other currencies.

Altria Group, Inc.’s effective tax rate decreased by 1.5 percentage points to 33.1%. This decrease was due primarily to the reversal of tax accruals that are no longer required at Kraft, as well as other full-year benefits, including the impact of the domestic manufacturers’ deduction under the American Jobs Creation Act.

Minority interest in earnings from continuing operations and equity earnings, net, was $20 million of expense for the first quarter of 2005, compared with $47 million of expense for the first quarter of 2004. The reduction in expense from 2004 was due primarily to higher 2005 equity income from SABMiller, partially offset by higher 2005 minority interest in net earnings at Kraft.

Earnings from continuing operations of $2.6 billion increased $399 million (18.3%), due primarily to higher operating income from the tobacco businesses, the favorable impact of currency, lower asset impairment and exit costs, primarily related to the Kraft restructuring program, gains on sales of businesses, a lower effective tax rate and higher equity earnings from SABMiller, partially offset by lower operating income from the food and financial services businesses. Diluted and basic EPS from continuing operations of $1.24 and $1.25, respectively, increased by 17.0% and 16.8%, respectively.

Net earnings of $2.6 billion increased $402 million (18.3%). Diluted and basic EPS from net earnings of $1.25 and $1.26, respectively, increased by 16.8% and 17.8%, respectively.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and abroad, faces a number of challenges that may continue to adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and ALG. These challenges, which are discussed below and in the Cautionary Factors That May Affect Future Results, include:

•	the civil lawsuit, in which trial is currently underway, filed by the United States federal government seeking approximately $280 billion from various cigarette manufacturers and others, including PM USA and ALG, discussed in Note 11. Contingencies (“Note 11”);

•	a compensatory and punitive damages judgment totaling approximately $10.1 billion against PM USA in the Price Lights/Ultra Lights class action, and punitive damages verdicts against PM USA in other smoking and health cases discussed in Note 11;

•	a $74 billion punitive damages judgment against PM USA in the Engle smoking and health class action, which has been overturned by a Florida district court of appeal and is currently on appeal to the Florida Supreme Court;

•	pending and threatened litigation and bonding requirements as discussed in Note 11;

•	competitive disadvantages related to price increases in the United States attributable to the settlement of certain tobacco litigation;

•	actual and proposed excise tax increases worldwide as well as changes in tax structures in foreign markets;

•	the sale of counterfeit cigarettes by third parties;

•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations involving contraband shipments of cigarettes;

•	governmental investigations;

•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;

•	actual and proposed restrictions on imports in certain jurisdictions outside the United States;

•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales;

•	governmental and private bans and restrictions on smoking;

•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking;

•	governmental regulations setting ignition propensity standards for cigarettes; and

•	other actual and proposed tobacco legislation both inside and outside the United States.

In the ordinary course of business, PM USA and PMI are subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Excise Taxes: Cigarettes are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the European Union (the “EU”) and in other foreign jurisdictions. In addition, in certain jurisdictions, PMI’s products are subject to discriminatory tax structures and inconsistent rulings and interpretations on complex methodologies to determine excise and other tax burdens.

Tax increases are expected to continue to have an adverse impact on sales of cigarettes by PM USA and PMI, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced tobacco products or to counterfeit and contraband products.

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

In light of these conclusions, governments and public health organizations have increasingly challenged the use of descriptors – such as “light,” “mild,” and “low tar” – that are based on measurements produced by the standardized test methodologies. For example, the European Commission has concluded that descriptors based on standardized tar and nicotine yield measurements “may mislead the consumer” and has prohibited the use of descriptors. Public health organizations have also urged that descriptors be banned. For example, the Scientific Advisory Committee of the WHO concluded that descriptors such as “light, ultra-light, mild and low tar” are “misleading terms” and should be banned. In 2003, the WHO proposed the Framework Convention on Tobacco Control (“FCTC”), a treaty that requires signatory nations to adopt and implement measures to ensure that descriptive terms do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.” Such terms “may include ‘low tar,’ ‘light,’ ‘ultra-light,’ or ‘mild.’” For a discussion of the FCTC, see below under the heading “The World Health Organization’s Framework Convention on Tobacco Control.” In addition, public health organizations in Canada and the United States have advocated “a complete prohibition of the use of deceptive descriptors such as ‘light’ and ‘mild.’”

See Note 11, which describes pending litigation concerning the use of brand descriptors.

Food and Drug Administration (“FDA”) Regulations: ALG and PM USA endorsed federal legislation introduced in May 2004 in the Senate and the House of Representatives, known as the Family Smoking Prevention and Tobacco Control Act, which would have granted the FDA the authority to regulate the design, manufacture and marketing of cigarettes and disclosures of related information. The legislation also would have granted the FDA the authority to combat counterfeit and contraband tobacco products and would have imposed fees to pay for the cost of regulation and other matters. Congress adjourned in October 2004 without adopting this legislation. In March 2005, bipartisan legislation was reintroduced in the Senate and House of Representatives that, if enacted, would grant the FDA the authority to broadly regulate tobacco products as described above. ALG and PM USA support this legislation. Whether Congress will grant the FDA authority over tobacco products in the future cannot be predicted.

Tobacco Quota Buy-Out: In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the proposed buy-out is approximately $9.6 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by four of the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota-holders. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of pool stock tobacco accumulated under the previous tobacco price support program. PM USA’s share of tobacco pool stock losses cannot currently be determined, as the calculation of any such losses will depend on a number of factors, including the extent to which government sales of such pool tobacco mitigate or avoid such losses. For a discussion of the NTGST, see Note 11. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2005 and beyond.

Following the enactment of FETRA, the trustee of the NTGST and the state entities conveying NTGST payments to tobacco growers and quota holders, alleging that the offset provisions do not apply to payments due in 2004, sued tobacco product manufacturers. In December 2004, a North Carolina court ruled that the tobacco manufacturers, including PM USA, are entitled to receive a refund of amounts paid to the NTGST during the first three quarters of 2004 and are not required to make the payments that would otherwise have been due during the fourth quarter of 2004. Plaintiffs have appealed. A hearing on plaintiffs’ appeal is scheduled for May 2005. If the trial court’s ruling is ultimately upheld, PM USA would reverse accruals and receive reimbursements totaling $232 million.

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

It is the policy of PM USA and PMI to support a single, consistent public health message on the health effects of cigarette smoking in the development of diseases in smokers, and on smoking and addiction, and on exposure to ETS. It is also their policy to defer to the judgment of public health authorities as to the content of warnings in advertisements and on product packaging regarding the health effects of smoking, addiction and exposure to ETS.

PM USA and PMI each have established Web sites that include, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and ETS. These sites reflect PM USA’s and PMI’s agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The Web sites advise smokers, and those considering smoking, to rely on the messages of public health authorities in making all smoking-related decisions. The Web site addresses are www.philipmorrisusa.com and www.philipmorrisinternational.com. The information on PMI’s and PM USA’s Web sites is not, and shall not be deemed to be, a part of this document or incorporated into any filings ALG makes with the Securities and Exchange Commission.

The WHO’s Framework Convention on Tobacco Control: The FCTC entered into force on February 27, 2005 and, as of that date, had been signed by 167 countries and the EU and ratified by 58 countries. The FCTC is the first treaty to establish a global agenda for tobacco regulation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product advertising and promotion; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that may include the use of pictures or graphic images; adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers.

Each country that ratifies the treaty must implement legislation reflecting the treaty’s provisions and principles. While not agreeing with all of the provisions of the treaty, such as a complete ban on tobacco advertising, excessive excise tax increases and regulation through litigation, PM USA and PMI have expressed hope that the treaty will lead to the implementation of meaningful, effective and coherent regulation of tobacco products around the world.

Reduced Cigarette Ignition Propensity Legislation: Effective June 28, 2004, all cigarettes sold or offered for sale in New York (except for certain cigarettes that already were in the stream of commerce on that date) are required to meet certain reduced ignition propensity standards established in regulations issued by the New York State Office of Fire Prevention and Control. Similar regulation or legislation is being considered in several states, at the federal level, and in jurisdictions outside the United States. Similar legislation has been passed in Canada.

Other Legislation and Legislative Initiatives: Legislative and regulatory initiatives affecting the tobacco industry have been adopted or are being considered in a number of countries and jurisdictions. In 2001, the EU adopted a directive on tobacco product regulation requiring EU Member States to implement regulations that reduce maximum permitted levels of tar, nicotine and carbon monoxide yields; require manufacturers to disclose ingredients and toxicological data; require cigarette packs to carry health warnings covering no less than 30% of the front panel and no less than 40% of the back panel. The directive also gives Member States the option of introducing graphic warnings as of 2005; requires tar, nicotine and carbon monoxide data to cover at least 10% of the side panel; and prohibits the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others.

All 25 EU Member States have implemented these regulations. The European Commission has issued guidelines for optional graphic warnings on cigarette packaging that Member States may apply as of 2005. Graphic warning requirements have also been proposed or adopted in a number of other jurisdictions. In 2003, the EU adopted a new directive prohibiting radio, press and Internet tobacco marketing and advertising. EU Member States must implement this directive by July 31, 2005. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed or adopted in numerous other jurisdictions.

In the United States in recent years, various members of federal and state governments have introduced legislation that would: subject cigarettes to various regulations; establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; further restrict the advertising of cigarettes; require additional warnings, including graphic warnings, on packages and in advertising; eliminate or reduce the tax deductibility of tobacco advertising; provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law; and allow state and local governments to restrict the sale and distribution of cigarettes.

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

Australia:	In 2001, authorities in Australia initiated an investigation into the use of descriptors, in order to determine whether their use is false and misleading. The investigation is directed at PMI’s Australian affiliates and other Australian cigarette manufacturers.

Canada:	ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of ALG entities relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s.

Greece:	In 2003, the competition authorities in Greece initiated an investigation into cigarette price increases in that market. PMI’s Greek affiliates have responded to the authorities’ request for information.

Italy:	Pursuant to two separate requests from a consumer advocacy group, the Italian competition authorities held that the use of the “lights” descriptors such as Marlboro Lights, Merit Ultra Lights, and Diana Leggere brands were misleading advertising, but took no action because an EU directive prohibited the use of the descriptors as of October 2003. PMI has appealed the decisions to the administrative court.

ALG and its subsidiaries cannot predict the outcome of these investigations or whether additional investigations may be commenced.

Cooperation Agreement between PMI and the European Commission: In July 2004, PMI entered into an agreement with the European Commission (acting on behalf of the European community) and 10 member states of the EU that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the European Community and the 10 member states that signed the agreement, on the one hand, and PMI and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years. In the second quarter of 2004, PMI recorded a pre-tax charge of $250 million for the initial payment. The agreement calls for payments of approximately $150 million on the first anniversary of the agreement, approximately $100 million on the second anniversary, and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the EU in the year preceding payment. PMI will record these payments as an expense in cost of sales when product is shipped.

State Settlement Agreements: As discussed in Note 11, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements require PM USA to make substantial annual payments. The settlements also place numerous restrictions on PM USA’s business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes. Among these are prohibitions of outdoor and transit brand advertising; payments for product placement; and free sampling. Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

Operating Results – Three Months Ended March 31, 2005

The following discussion compares tobacco operating results for the quarter ended March 31, 2005, with the quarter ended March 31, 2004.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	(in millions)
	2005	2004	2005	2004
Domestic tobacco	$4,146	$4,004	$1,038	$970
International tobacco	11,345	10,043	2,075	1,835

Total tobacco	$15,491	$14,047	$3,113	$2,805

Domestic tobacco. PM USA’s net revenues, which include excise taxes billed to customers, increased $142 million (3.5%). Excluding excise taxes, net revenues increased $149 million (4.7%), due primarily to lower wholesale promotional allowances on its Focus on Four brands and higher pricing on its other brands ($177 million), partially offset by lower volume ($31 million).

Operating companies income increased $68 million (7.0%), due primarily to lower wholesale promotional allowances on its Focus on Four brands and higher pricing on its other brands, net of expenses related to the quota buy-out legislation (aggregating $58 million), lower marketing, administration and research costs ($22 million), and lower pre-tax charges for the domestic tobacco headquarters relocation ($9 million), partially offset by lower volume ($22 million).

PM USA’s shipment volume was 42.8 billion units, a decrease of 0.7%, but was essentially flat when adjusted for an extra shipping day in the first quarter of 2004 and the timing of promotional shipments. In the premium segment, PM USA’s shipment volume decreased 0.4%. Marlboro shipment volume decreased 58 million units (0.2%) to 34.6 billion units. In the discount segment, PM USA’s shipment volume decreased 3.8%, while Basic shipment volume was down 3.4% to 3.5 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Three Months Ended March 31,
	2005	2004
Marlboro	39.8%	39.0%
Parliament	1.7	1.7
Virginia Slims	2.3	2.4
Basic	4.3	4.3

Focus on Four Brands	48.1	47.4
Other PM USA	1.9	2.2

Total PM USA	50.0%	49.6%

PM USA reduced the wholesale promotional allowance on its Focus on Four brands by $1.00 per carton, from $6.50 to $5.50, effective December 12, 2004. In addition, effective January 16, 2005, PM USA increased the price of its other brands by $5.00 per thousand cigarettes or $1.00 per carton.

On April 5, 2005, PM USA announced the construction of a $300 million research and technology center in Richmond, Virginia. When completed in 2007, the facility will nearly double PM USA’s research space and will house more than 500 scientists, engineers and support staff.

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

International tobacco. International tobacco net revenues, which include excise taxes billed to customers, increased $1.3 billion (13.0%). Excluding excise taxes, net revenues increased $456 million (10.0%), due primarily to price increases ($281 million), favorable currency ($225 million) and the impact of acquisitions ($11 million), partially offset by unfavorable volume/mix ($61 million).

Operating companies income increased $240 million (13.1%), due primarily to price increases ($281 million) and favorable currency ($126 million), partially offset by unfavorable volume/mix ($81 million, reflecting favorable volume but unfavorable mix), higher marketing, administration and research costs ($40 million), and expenses related to the international tobacco E.C. agreement ($39 million). The unfavorable volume/mix variance includes a $96 million benefit from the inventory sale in Italy.

PMI’s cigarette volume of 200.9 billion units increased 4.0 billion units (2.1%), reflecting higher volume in Italy as a result of the one-time inventory sale to PMI’s new distributor. Excluding the volume related to the new distributor in Italy, shipments were essentially flat. In Western Europe, cigarette volume increased 0.6%, due primarily to the inventory sale in Italy and an increase in France, mostly offset by a decline in Germany. Excluding the inventory sale in Italy, PMI’s volume decreased 7.2% in Western Europe. Shipment volume increased 6.0% in France, due to higher Marlboro and Philip Morris volume and share gains. PMI’s market share in France increased 2.3 share points to 41.5%. In Italy, volume increased 28.3%, reflecting the one-time inventory sale of four billion units to its new distributor and the favorable timing of shipments. Market share in Italy increased 0.4 share points to 52.2%. In Italy, industry shipments of cigarettes declined 9.6%, due to price sensitivity following December 2004 tax-driven price increases and recently enacted smoking restrictions. In Germany, PMI’s cigarette volume declined 22.3% and market share was down 0.9 share points to 36.4%, reflecting a lower total market due to one less selling day in the first quarter of 2005 and tax-driven price increases in March and December 2004, which accelerated down trading to low-priced tobacco portions. PMI captured a 13.0% share of the German tobacco portions segment due to Marlboro and Next tobacco portions, which were launched in the second quarter of 2004. In Central and Eastern Europe, Middle East and Africa, volume increased, due to gains in Egypt, Greece, Kazakhstan, Poland, Romania, Turkey and Ukraine, partially offset by declines in the Czech Republic and Switzerland, and inventory adjustments due to the transition of PMI’s distribution system from wholesale to direct retail sales in Serbia. In worldwide duty-free, volume declined, mainly reflecting the timing of shipments to Asia and lower volume in Europe as a result of the accession of new members to the European Union in May 2004. In Asia, volume declined, due primarily to decreases in Korea and Japan, partially offset by growth in the Philippines and Thailand. In Japan, PMI’s volume was down 6.5%, due to the timing of shipments, primarily related to the impending change in health warnings, which become effective on July 1, 2005, partially offset by a ramp-up of Marlboro inventories in preparation for the expiration of Japan Tobacco Inc.’s license for Marlboro on May 1, 2005. In Korea, volume decreased, following tax-driven price increases in December 2004. In Latin America, volume decreased, driven mainly by declines in Argentina and Brazil, partially offset by an increase in Mexico.

PMI achieved market share gains in a number of important markets including Austria, Belgium, France, Greece, Hong Kong, Italy, Japan, Korea, Mexico, the Netherlands, Poland, Russia, Saudi Arabia, Spain, Thailand, Turkey, Ukraine and the United Kingdom.

Volume for Marlboro cigarettes grew 5.1%, due primarily to the timing of shipments to Japan, the inventory sale in Italy and gains in the Philippines and France, partially offset by lower volumes in Germany and worldwide duty-free. Excluding the timing of shipments to Japan and the inventory sale in Italy, Marlboro cigarette volume was down 1.1%. Marlboro market share increased in many important markets, including Argentina, Australia, France, Japan, Korea, Mexico, the Netherlands, Poland, Portugal, Russia, Spain, Switzerland, Thailand, Turkey, Ukraine and the United Kingdom.

During the first quarter of 2004, PMI purchased a tobacco business in Finland for a cost of approximately $42 million.

On March 18, 2005, a subsidiary of PMI acquired 40% of the outstanding shares of Sampoerna, an Indonesian tobacco company, from a number of Sampoerna’s principal shareholders. Cash payments for these shares will total approximately $2.0 billion, of which $1.5 billion was paid by March 31, 2005, and the remainder will be paid in May 2005. PMI commenced a public tender offer for all of the remaining shares on April 18, 2005, at a price per share of IDR 10,600 (U.S. $1.13 per share), the price per share paid to the principal shareholders. The tender offer period closes on May 18, 2005. Assuming all shares are acquired, the total cost of the transaction will be approximately $5.2 billion (based on an exchange rate of IDR 9,365 to U.S. $1.00), including Sampoerna’s net debt of the U.S. $ equivalent of approximately $160 million. Subject to customary regulatory approvals, PMI anticipates completing the transaction during the second quarter of 2005. The purchase price will ultimately be financed through a Euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries, which is expected to become effective in May 2005. The bank facility will consist of a Euro 2.5 billion three-year term loan and a Euro 2.0 billion five-year revolving credit facility.

The initial investment in Sampoerna of $2.0 billion is included as other assets on the condensed consolidated balance sheet at March 31, 2005. PMI will record equity earnings in Sampoerna until the completion of the tender offer. When PMI gains control of Sampoerna, its financial position and results of operations will be fully consolidated with PMI.

In April 2005, PMI acquired a 96.7% stake in Coltabaco, the largest tobacco company in Colombia, with a 48% market share, for approximately $300 million. PMI intends to acquire the remaining portion of Coltabaco which it does not already own.

PMI’s license agreement with Japan Tobacco Inc. for the manufacture and sale of Marlboro cigarettes in Japan was not renewed when the agreement expired in April 2005. PMI is undertaking the manufacture of Marlboro and has expanded its distribution and sales force in Japan. As a result, PMI anticipates a smooth transition and higher operating companies income from Japan in 2005.

Food

Business Environment

Kraft manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two units, Kraft North America Commercial (“KNAC”) and Kraft International Commercial (“KIC”). KNAC represents the North American food segment (U.S. and Canada) and KIC represents the international food segment.

KNAC and KIC are subject to a number of challenges that may adversely affect their businesses. These challenges, which are discussed below and in the Cautionary Factors That May Affect Future Results section include:

•	fluctuations in commodity prices;

•	movements of foreign currencies;

•	competitive challenges in various products and markets, including price gaps with competitor products and the increasing price-consciousness of consumers;

•	a rising cost environment;

•	a trend toward increasing consolidation in the retail trade and consequent pricing pressure and inventory reductions;

•	a growing presence of hard discount retailers, primarily in Europe, with an emphasis on private label products;

•	changing consumer preferences, including diet trends;

•	competitors with different profit objectives and less susceptibility to currency exchange rates; and

•	concerns and/or regulations regarding food safety, quality and health, including genetically modified organisms, trans-fatty acids and obesity. Increased government regulation of the food industry could result in increased costs to Kraft.

Fluctuations in commodity costs can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns. During the first quarter of 2005, Kraft’s commodity costs on average were higher than those incurred during the first quarter of 2004 (most notably dairy, coffee, meat, nuts, energy and packaging) and have adversely affected earnings. For the first quarter of 2005, commodity costs had a negative pre-tax earnings impact on Kraft’s consolidated results of operations of approximately $250 million as compared with the first quarter of 2004, which was partially offset by price increases.

In the ordinary course of business, Kraft is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Kraft and customer incentive programs and pricing actions, customer inventory programs, Kraft’s initiatives to improve supply chain efficiency, including efforts to align product shipments more closely with consumption by shifting some of its customer marketing programs to a consumption based approach, financial situations of customers and general economic conditions.

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program (which is discussed further in Note 2. Asset Impairment and Exit Costs), Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including $76 million and $280 million incurred in the first quarter of 2005 and 2004, respectively. Total pre-tax charges for the program incurred through March 31, 2005, were $717 million. Approximately one-half of the pre-tax charges are expected to require cash payments.

In addition, Kraft expects to incur approximately $140 million in capital expenditures from 2004 through 2006 to implement the restructuring program, including $19 million spent in the first quarter of 2005. From January 2004 through March 31, 2005, Kraft spent $65 million in capital to implement the restructuring program. Cost savings as a result of the restructuring program were approximately $127 million in 2004, are expected to increase by an incremental $120 million to $140 million in 2005, and are anticipated to reach annualized cost savings of approximately $400 million by 2006, all of which are expected to be used in support of brand-building initiatives. Cost savings as a result of the restructuring program were approximately $57 million during the first quarter of 2005.

One element of Kraft’s growth strategy is to strengthen its brand portfolio through an active program of selective acquisitions and divestitures. Kraft is constantly investigating potential acquisition candidates and from time to time sells businesses that are outside its core categories or that do not meet its growth or profitability targets. The impact of any future acquisition or divestiture could have a material impact on Altria Group, Inc.’s consolidated financial position, results of operations or cash flows.

On November 15, 2004, Kraft announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The proposed sale includes the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business as discontinued operations on the consolidated statements of earnings for all periods presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the condensed consolidated balance sheets at March 31, 2005 and December 31, 2004. In addition, Kraft anticipates that an additional tax expense of $270 million will be recorded as a loss on sale of discontinued operations during 2005. In accordance with the provisions of SFAS No. 109, the tax expense will be recorded when the transaction is consummated.

During the first quarter of 2005, Kraft sold its U.K. desserts business and its U.S. yogurt business. The aggregate proceeds received from the sales of businesses in the first quarter of 2005 were $190 million, on which pre-tax gains of $116 million were recorded.

During March 2005, Kraft reached an agreement to sell its fruit snacks business for approximately $30 million. The transaction is expected to close in the second quarter of 2005. Kraft incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the pending sale of this business.

The operating results of businesses acquired and sold, excluding Kraft’s sugar confectionery business, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Operating Results – Three Months Ended March 31, 2005

The following discussion compares food operating results for the quarter ended March 31, 2005, with the quarter ended March 31, 2004.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	(in millions)
	2005	2004	2005	2004
North American food	$5,553	$5,292	$910	$833
International food	2,506	2,283	293	188

Total food	$8,059	$7,575	$1,203	$1,021

North American food. Net revenues increased $261 million (4.9%), due primarily to higher net pricing ($102 million, reflecting commodity-driven price increases, partially offset by higher promotional spending), higher volume/mix ($87 million), the impact of acquisitions ($41 million) and favorable currency ($34 million).

Operating companies income increased $77 million (9.2%), due primarily to lower pre-tax charges for asset impairment and exit costs ($128 million), higher volume/mix ($27 million) and higher pricing, net of cost increases ($10 million, including higher commodity costs and increased promotional spending), partially offset by higher marketing, administration and research costs, including higher benefit costs ($86 million).

Volume increased 3.1%, due to the acquisition of a beverage business in 2004. Excluding this acquisition, volume decreased 0.5%. In U.S. Beverages, volume increased, driven primarily by an acquisition, partially offset by a volume decline in coffee due to commodity-driven price increases. Volume gains were achieved in U.S. Cheese, Canada & North America Foodservice, due primarily to higher volume in cheese resulting from the timing of the Easter holiday, and higher volume in Foodservice, due to the impact of an acquisition and higher shipments to national accounts. In U.S. Convenient Meals, volume was flat, due primarily to higher shipments of cold cuts and bacon, offset by lower shipments of pizza, due to increased competition. In U.S. Grocery, volume increased, due primarily to higher shipments of enhancers due to the timing of the Easter holiday and increases in desserts. In U.S. Snacks & Cereals, volume increased, due primarily to higher biscuit shipments and new product introductions in cereals, partially offset by lower snack nut shipments, due to commodity-driven price increases.

International food. Net revenues increased $223 million (9.8%), due primarily to favorable currency ($130 million), favorable volume/mix ($87 million) and higher pricing ($17 million), partially offset by the impact of divestitures ($12 million).

Operating companies income increased $105 million (55.9%), due primarily to gains on sales of businesses in 2005 ($116 million), favorable volume/mix ($38 million) and favorable currency ($17 million), partially offset by cost increases, including higher commodity costs and increased promotional spending, net of higher pricing ($48 million), and higher marketing, administration and research costs, including infrastructure investment in developing markets ($19 million).

Volume increased 0.3%, due primarily to growth in developing markets, partially offset by the impact of divestitures and higher commodity-driven pricing on consumption growth.

In Europe, Middle East and Africa, volume increased, due primarily to growth in developing markets, including Russia, Ukraine and the Middle East, partially offset by lower volume in Germany, following a price increase in coffee, and the divestiture of the U.K. desserts business in the first quarter of 2005. Beverages volume increased, driven by higher shipments of refreshment beverages in the Middle East and higher shipments of coffee in Sweden, Russia and Ukraine, partially offset by lower shipments of coffee in Germany following a price increase. In cheese and dairy, volume also increased, due primarily to cream cheese promotions and new product introductions in the United Kingdom. Snacks volume increased, benefiting from confectionery growth in Russia and Ukraine, partially offset by lower biscuits volume in Egypt. In convenient meals, volume declined, due primarily to lower promotions in Germany and a lower market in the United Kingdom. In grocery, volume also declined, due to a divestiture and lower results in Germany and Egypt.

Volume decreased in Latin America & Asia Pacific, due primarily to lower shipments in Brazil and China, partially offset by growth in the Philippines. Snacks volume decreased, as declines in biscuits, due to increased competition in Brazil and China, were partially offset by higher confectionery shipments in Brazil due to the timing of the Easter holiday. In grocery, volume also decreased, due primarily to lower shipments in Venezuela. In beverages, volume declined, as refreshment beverages were impacted by increased competition in Brazil and China, partially offset by growth in the Philippines. Cheese and dairy volume increased, due primarily to gains in the Philippines and new product introductions in Australia.

Financial Services

Business Environment

During 2003, PMCC shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of finance assets. Accordingly, PMCC’s operating companies income will decrease over time, although there may be fluctuations from quarter to quarter, as lease investments mature or are sold. During the first quarter of 2005 and 2004, PMCC received proceeds from asset sales and maturities of $29 million and $153 million, respectively, and recorded gains of $2 million and $10 million, respectively, in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major United States carriers. At March 31, 2005, approximately 27%, or $2.2 billion of PMCC’s finance asset balance related to aircraft. Two of PMCC’s lessees, United Air Lines, Inc. (“UAL”) and US Airways Group, Inc. (“US Airways”) are currently under bankruptcy protection and therefore PMCC is not recording income on these leases.

PMCC leases 24 Boeing 757 aircraft to UAL with an aggregate finance asset balance of $562 million at March 31, 2005. PMCC has entered into an agreement with UAL to amend 18 direct finance leases subject to UAL’s successful emergence from bankruptcy and assumption of the leases. There is no third-party debt associated with these leases. UAL remains current on lease payments due to PMCC on these 18 amended leases. PMCC continues to monitor the situation at UAL with respect to the six remaining aircraft financed under leveraged leases, in which PMCC has an aggregate finance asset balance of $92 million. PMCC has no amended agreement relative to these leases since its interests are subordinate to those of public debt holders associated with the leveraged leases. Accordingly, since UAL has declared bankruptcy, PMCC has received no lease payments relative to these six aircraft and remains at risk of foreclosure on these aircraft by the senior lenders under the leveraged leases. UAL has proposed a restructuring to the public debt holders that would require the foreclosure of PMCC’s interests, but no agreement has been reached between UAL and the public debt holders. Should the foreclosure occur, the $92 million finance asset would be written off against PMCC’s allowance for losses. The foreclosure would also result in the acceleration of tax payments on these leases.

PMCC also leases 16 Airbus A-319 aircraft to US Airways financed under leveraged leases with an aggregate finance asset balance of $150 million at March 31, 2005. US Airways filed for bankruptcy protection in September 2004. Previously, US Airways emerged from Chapter 11 bankruptcy protection in March 2003, at which time PMCC’s leveraged leases were assumed pursuant to an agreement with US Airways. Since entering bankruptcy in September 2004, US Airways has entered into agreements with respect to all 16 PMCC aircraft which require US Airways to honor its lease obligations on a going forward basis until it either assumes or rejects the leases. If US Airways rejects the leases on these aircraft, PMCC is at risk of having its interest in these aircraft foreclosed upon by the senior lenders under the leveraged leases.

In addition, PMCC has an aggregate finance asset balance of $257 million at March 31, 2005, relating to six Boeing 757, nine Boeing 767 and four McDonnell Douglas (MD-88) aircraft leased to Delta Air Lines, Inc. (“Delta”) under long-term leveraged leases. In November 2004, PMCC, along with other aircraft lessors, entered into restructuring agreements with Delta. As a result of its agreement, PMCC recorded a charge to the allowance for losses of $40 million in the fourth quarter of 2004. Delta remains current under its restructured lease obligations to PMCC. Although a restructuring agreement with Delta was completed in 2004, Delta continues to face financial difficulties. As a result, PMCC is not recording income on these leases.

In recognition of ongoing concerns within its airline portfolio, PMCC recorded a provision for losses of $140 million in the fourth quarter of 2004. Previously, PMCC had recorded a provision for losses of $290 million in the fourth quarter of 2002 for its airline industry exposure. At March 31, 2005, PMCC’s allowance for losses, which includes the provisions recorded by PMCC for its airline industry exposure, was $499 million. It is possible that further adverse developments in the airline industry may require PMCC to increase its allowance for losses.

Operating Results

	2005	2004
	(in millions)
Net revenues:
Quarter ended March 31,	$68	$99

Operating companies income:
Quarter ended March 31,	$41	$70

During the quarter ended March 31, 2005, PMCC’s net revenues and operating companies income decreased $31 million (31.3%) and $29 million (41.4%), respectively, from the comparable period in 2004, due primarily to the previously discussed change in strategy which resulted in lower lease portfolio revenues.

Financial Review

Net Cash Used in/Provided by Operating Activities

During the first quarter of 2005, net cash used in operating activities was $483 million compared with $289 million provided by operating activities during the comparable 2004 period. The change was due primarily to higher pension plan contributions and the impact of higher cash payments associated with Kraft’s restructuring program in the first quarter of 2005.

Net Cash Used in Investing Activities

One element of the growth strategy of ALG’s subsidiaries is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time Kraft sells businesses that are outside its core categories or that do not meet its growth or profitability targets. The impact of future acquisitions or divestitures could have a material impact on Altria Group, Inc.’s consolidated cash flows.

During the first quarter of 2005, net cash used by investing activities was $1.6 billion, compared with $368 million during the first quarter of 2004. The increase in cash used was due primarily to the purchase of 40% of the outstanding shares of Sampoerna in the first quarter of 2005, partially offset by proceeds from the sales of businesses in the first quarter of 2005.

Net Cash Provided by/Used in Financing Activities

During the first quarter of 2005, net cash provided by financing activities was $600 million, compared with $577 million used in financing activities during the first quarter of 2004. The change was due primarily to higher short-term borrowings in the first quarter of 2005.

Debt and Liquidity

Credit Ratings – Following a $10.1 billion judgment on March 21, 2003, against PM USA in the Price litigation, which is discussed in Note 11, the three major credit rating agencies took a series of ratings actions resulting in the lowering of ALG’s short-term and long-term debt ratings. During 2003, Moody’s lowered ALG’s short-term debt rating from “P-1” to “P-3” and its long-term debt rating from “A2” to “Baa2.” Standard & Poor’s lowered ALG’s short-term debt rating from “A-1” to “A-2” and its long-term debt rating from “A-” to “BBB.” Fitch Rating Services lowered ALG’s short-term debt rating from “F-1” to “F-2” and its long-term debt rating from “A” to “BBB.”

While Kraft is not a party to, and has no exposure to, this litigation, its credit ratings were also lowered, but to a lesser degree. As a result of the rating agencies’ actions, borrowing costs for ALG and Kraft have increased. None of ALG’s or Kraft’s debt agreements require accelerated repayment as a result of a decrease in credit ratings. The credit rating downgrades by Moody’s, Standard & Poor’s and Fitch Rating Services had no impact on any of ALG’s or Kraft’s other existing third-party contracts.

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

In the table below, information is presented as of March 31, 2005, and April 29, 2005, to provide the most current information available. At March 31, 2005, and at April 29, 2005, credit lines for ALG and Kraft, and the related activity were as follows (in billions of dollars):

ALG	March 31, 2005				April 29, 2005
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day					$1.0	$—	$—	$1.0
Multi-year	$5.0	$0.9	$1.8	$2.3	4.0	1.5	2.3	0.2

	$5.0	$0.9	$1.8	$2.3	$5.0	$1.5	$2.3	$1.2

Kraft	March 31, 2005				April 29, 2005
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day	$2.5	$—	$—	$2.5
Multi-year	2.0		2.0	—	$4.5	$—	$2.3	$2.2

	$4.5	$—	$2.0	$2.5	$4.5	$—	$2.3	$2.2

In April 2005, Altria Group, Inc. negotiated a 364-day revolving credit facility in the amount of $1.0 billion and a new multi-year credit facility in the amount of $4.0 billion, which is due to expire in April 2010. In addition, Altria Group Inc. terminated the existing $5.0 billion multi-year credit facility, which was due to expire in July 2006. The new Altria Group, Inc. facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreement, of 2.5 to 1.0, unchanged from the previous multi-year facility. At March 31, 2005, the ratio calculated in accordance with the agreement was 9.9 to 1.0. In April 2005, Kraft negotiated a new multi-year revolving credit facility to replace both the 364-day facility that was due to expire in July 2005 and a multi-year facility that was due to expire in July 2006. The new Kraft multi-year facility, which is for the sole use of Kraft, in the amount of $4.5 billion, expires in April 2010 and requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of Kraft’s previous facilities. At March 31, 2005, Kraft’s net worth was $30.1 billion. ALG and Kraft expect to continue to meet their respective covenants. These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral. The multi-year facilities, which expire in April 2010, enable the respective companies to reclassify short-term debt on a long-term basis.

As discussed in Note 6. Acquisitions, the purchase price of the Sampoerna acquisition will ultimately be financed through a Euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries, which is expected to become effective in May 2005. The bank facility will consist of a Euro 2.5 billion three-year term loan and a Euro 2.0 billion five-year revolving credit facility.

In addition to the above, certain international subsidiaries of ALG and Kraft maintain uncommitted credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.0 billion for ALG subsidiaries (other than Kraft) and approximately $0.6 billion for Kraft subsidiaries, are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $0.5 billion at March 31, 2005.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $25.2 billion and $23.0 billion at March 31, 2005 and December 31, 2004, respectively. Total consumer products debt was $23.0 billion and $20.8 billion at March 31, 2005 and December 31, 2004, respectively. Total consumer products debt includes third-party debt on Kraft’s condensed consolidated balance sheet of $12.3 billion at March 31, 2005 and December 31, 2004. At March 31, 2005 and December 31, 2004, Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.71 and 0.68, respectively. The ratio of total debt to total equity was 0.78 and 0.75 at March 31, 2005 and December 31, 2004, respectively.

ALG does not guarantee the debt of Kraft.

Guarantees – As discussed in Note 11, at March 31, 2005, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $465 million, of which $305 million have no specified expiration dates. The remainder expire through 2023, with $140 million expiring through March 31, 2006. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $43 million on its condensed consolidated balance sheet at March 31, 2005, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2005, subsidiaries of ALG were also contingently liable for $1.9 billion of guarantees related to their own performance, consisting of the following:

•	$1.7 billion of guarantees of excise tax and import duties related primarily to international shipments of tobacco products. In these agreements, a financial institution provides a guarantee of tax payments to the respective governments. PMI then issues a guarantee to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s condensed consolidated balance sheet.

•	$0.2 billion of other guarantees related to the tobacco and food businesses.

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

Payments Under State Settlement and Other Tobacco Agreements – As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States and had entered into agreements for the benefit of United States tobacco growers which have now been replaced by obligations imposed by FETRA. During the second quarter of 2004, PMI entered into a cooperation agreement with the European Community. Each of these agreements calls for payments that are based on variable factors, such as cigarette volume, market shares and inflation. PM USA and PMI account for the cost of these agreements as a component of cost of sales as product is shipped.

As a result of these agreements, PM USA and PMI recorded the following amounts in cost of sales (in millions):

	For the Three Months Ended March 31,
	2005	2004
PM USA	$1,141	$1,062
PMI	39

Total	$1,180	$1,062

Based on current agreements and current estimates of volume and market share, the estimated amounts that PM USA and PMI may charge to cost of sales under these agreements will be approximately as follows (in billions):

	PM USA	PMI	Total
2005	$4.9	$0.1	$5.0
2006	5.0	0.1	5.1
2007	5.6	0.1	5.7
2008	5.7	0.1	5.8
2009	5.7	0.1	5.8
2010 to 2015	5.9 annually	0.1 annually	6.0 annually
Thereafter	6.0 annually		6.0 annually

The estimated amounts charged to cost of sales in each of the years above would generally be paid in the following year. As previously stated, the payments due under the terms of these agreements are subject to adjustment for several factors, including cigarette volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The amounts shown in the table above are estimates, and actual amounts will differ as underlying assumptions differ from actual future results.

Litigation Escrow Deposits – As discussed in Note 11, in connection with obtaining a stay of execution in May 2001 in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the March 31, 2005 and December 31, 2004 condensed consolidated balance sheets as other assets. These amounts will be returned to PM USA should it prevail in the appeal of this case. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

In addition, in connection with obtaining a stay of execution in the Price case, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution. Since this note is the result of an intercompany financing arrangement, it does not appear on the condensed consolidated balance sheet of Altria Group, Inc. In addition, PM USA agreed to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note which are due in equal installments in April 2008, 2009 and 2010. Through March 31, 2005, PM USA made $1.4 billion of the cash deposits due under the judge’s order. Cash deposits into the account are included in other assets on the condensed consolidated balance sheet. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court.

With respect to certain adverse verdicts and judicial decisions currently on appeal, other than the Engle and the Price cases discussed above, as of March 31, 2005, PM USA has posted various forms of security totaling $360 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. In addition, as discussed in Note 11, PMI placed 51 million euro in an escrow account pending appeal of an adverse administrative court decision in Italy. These cash deposits are included in other assets on the condensed consolidated balance sheets.

As discussed above under Tobacco—Business Environment, the present legislative and litigation environment is substantially uncertain and could result in material adverse consequences for the business, financial condition, cash flows or results of operations of ALG, PM USA and PMI. Assuming there are no material adverse developments in the legislative and litigation environment, Altria Group, Inc. expects its cash flow from operations to provide sufficient liquidity to meet the ongoing needs of the business.

Leases – PMCC’s investment in leases is included in finance assets, net, on the condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004. At March 31, 2005, PMCC’s net finance receivable of $7.5 billion in leveraged leases, which is included in Altria Group, Inc.’s condensed consolidated balance sheet as finance assets, net, consists of rents receivable ($26.0 billion) and the residual value of assets under lease ($2.1 billion), reduced by third-party nonrecourse debt ($17.4 billion) and unearned income ($3.2 billion). The payment of the nonrecourse debt is collateralized only by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at March 31, 2005, also include net finance receivables for direct finance leases of $0.7 billion and an allowance for losses ($0.5 billion).

Equity and Dividends

During December 2004, Kraft completed its $700 million share repurchase program and began a $1.5 billion two-year share repurchase program. During the first quarters of 2005 and 2004, Kraft repurchased 5.3 million and 4.9 million shares, respectively, of its Class A common stock at a cost of $175 million and $163 million, respectively. As of March 31, 2005, Kraft had repurchased 6.7 million shares of its Class A common stock, under its $1.5 billion authority, at an aggregate cost of $225 million.

As discussed in Note 1. Accounting Policies, in January 2005, Altria Group, Inc. granted approximately 1.2 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 0.9 million equivalent shares. Restrictions on these shares lapse in the first quarter of 2008.

Dividends paid in the first quarters of 2005 and 2004 were $1.5 billion and $1.4 billion, respectively, an increase of 8.5%, primarily reflecting a higher dividend rate in 2005. During the third quarter of 2004, Altria Group, Inc.’s Board of Directors approved a 7.4% increase in the quarterly dividend rate to $0.73 per share. As a result, the present annualized dividend rate is $2.92 per share.

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

A substantial portion of Altria Group, Inc.’s derivative financial instruments is effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Loss at beginning of period	$(14)	$(83)
Derivative (gains) losses transferred to earnings	(12)	1
Change in fair value	45	12

Gain (loss) as of March 31	$19	$(70)

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates. Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At March 31, 2005 and December 31, 2004, Altria Group, Inc. had foreign exchange option and forward contracts with aggregate notional amounts of $9.6 billion and $9.7 billion, respectively. In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. A substantial portion of the foreign currency swap agreements is accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of March 31, 2005 and December 31, 2004. At March 31, 2005 and December 31, 2004, the notional amounts of foreign currency swap agreements aggregated $2.6 billion and $2.7 billion, respectively.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the quarters ended March 31, 2005 and 2004, a gain, net of income taxes, of $71 million and a loss, net of income taxes of $93 million, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities. Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials. Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At March 31, 2005 and December 31, 2004, Kraft had net long commodity positions of $228 million and $443 million, respectively. In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at March 31, 2005 and December 31, 2004.

Contingencies

See Note 11 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We* may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission, in reports to stockholders and in press releases and investor Webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

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

The present litigation environment is substantially uncertain, and it is possible that our business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome of pending litigation, including certain of the verdicts against us that are on appeal. We intend to continue vigorously defending all tobacco-related litigation, although we may enter into settlement discussions in particular cases if we believe it is in the best interest of our stockholders to do so. The entire litigation environment may not improve sufficiently to enable the Board of Directors to implement any contemplated restructuring alternatives. Please see Note 11 for a discussion of pending tobacco-related litigation.

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

New Tobacco Product Technologies. Our tobacco subsidiaries continue to seek ways to develop and to commercialize new product technologies that have the objective of reducing constituents in tobacco smoke identified by public health authorities as harmful while continuing to offer adult smokers products that meet their taste expectations. We cannot guarantee that our tobacco subsidiaries will succeed in these efforts. If they do not succeed, but one or more of their competitors do, our tobacco subsidiaries may be at a competitive disadvantage.

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

Limited Access to Commercial Paper Market. As a result of actions by credit rating agencies during 2003, ALG currently has limited access to the commercial paper market, and may have to rely on its revolving credit facilities.

Asset Impairment. We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. This calculation may be affected by the market conditions noted above, as well as interest rates and general economic conditions. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings.

Item 4. Controls and Procedures.

Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including ALG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, ALG’s Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective. There have been no changes in Altria Group, Inc.’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Altria Group, Inc.’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ALG’s share repurchase activity for each of the three months ended March 31, 2005, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	3,638	$63.62	—	—
February 1, 2005 – February 28, 2005	449,489	$65.84	—	—
March 1, 2005 – March 31, 2005	58,878	$65.22	—	—

For the Quarter Ended March 31, 2005	512,005	$65.76

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who exercised stock options and used previously owned shares to pay all, or a portion of, the option exercise price and related taxes.

Item 4. Submission of Matters to a Vote of Security Holders.

ALG’s annual meeting of stockholders was held in East Hanover, New Jersey, on April 28, 2005. 1,753,114,603 shares of Common Stock, 84.7% of outstanding shares, were represented in person or by proxy.

The twelve directors listed below were elected to a one-year term expiring in 2006.

	Number of Shares
	For	Withheld
Elizabeth E. Bailey	1,714,542,162	38,572,441
Harold Brown	1,727,729,172	25,385,431
Mathis Cabiallavetta	1,729,194,177	23,920,426
Louis C. Camilleri	1,722,088,392	31,026,211
J. Dudley Fishburn	1,728,394,709	24,719,894
Robert E. R. Huntley	1,719,721,213	33,393,390
Thomas W. Jones	1,305,510,113	447,604,490
George Muñoz	1,725,060,310	28,054,293
Lucio A. Noto	1,728,325,729	24,788,874
John S. Reed	1,727,746,244	25,368,359
Carlos Slim Helú	1,722,453,040	30,661,563
Stephen M. Wolf	1,719,646,197	33,468,406

The selection of PricewaterhouseCoopers LLP as independent auditors was ratified: 1,710,244,203 shares voted in favor; 25,590,167 shares voted against and 17,280,233 shares abstained.

The 2005 Performance Incentive Plan was approved: 1,230,595,420 shares voted in favor; 148,656,834 shares voted against and 373,862,349 shares abstained (including broker non-votes).

The 2005 Stock Compensation Plan for Non-Employee Directors was approved: 1,223,416,312 shares voted in favor; 155,609,500 shares voted against and 374,088,791 shares abstained (including broker non-votes).

Four stockholder proposals were defeated:

Stockholder Proposal 1 – Eliminate Animal Testing For Tobacco Products: 31,483,307 shares voted in favor; 1,219,465,238 shares voted against and 502,166,058 shares abstained (including broker non-votes).

Stockholder Proposal 2 – Philip Morris To Find Ways To More Adequately Warn Pregnant Women: 37,564,995 shares voted in favor; 1,210,448,457 shares voted against and 505,101,151 shares abstained (including broker non-votes).

Stockholder Proposal 3 – Cease Promoting “Light” And “Ultralight” Brands: 52,867,266 shares voted in favor; 1,205,812,934 shares voted against and 494,434,403 shares abstained (including broker non-votes).

Stockholder Proposal 4 – Extend New York Fire-Safe Products Nationally: 61,240,082 shares voted in favor; 1,198,680,745 shares voted against and 493,193,776 shares abstained (including broker non-votes).

Item 5. Other Information

As discussed in Part II, Item 4, “Submission of Matters to a Vote of Security Holders,” on April 28, 2005, the stockholders of Altria Group, Inc. approved the 2005 Performance Incentive Plan and the 2005 Stock Compensation Plan for Non-Employee Directors. The descriptions of the terms and conditions of the 2005 Performance Incentive Plan and 2005 Stock Compensation Plan for Non-Employee Directors are included in Altria Group, Inc.’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under their respective headings and are incorporated herein by reference. The 2005 Performance Incentive Plan and 2005 Stock Compensation Plan for Non-Employee Directors have been filed as Exhibit H and Exhibit I to Altria Group, Inc.’s Proxy Statement for its 2005 Annual Meeting of Stockholders and are incorporated herein by reference as exhibits to this report.

Item 6. Exhibits.

(a)	Exhibits

3	Amended By-Laws. (Incorporated by reference to ALG’s Current Report on Form 8-K dated December 17, 2004.)

4	5-Year Revolving Credit Agreement dated as of April 15, 2005, among Altria Group, Inc., the Initial Lenders named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as Administrative Agents, Credit Suisse First Boston, Cayman Islands Branch and Deutsche Bank Securities Inc. as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC as Arrangers and Documentation Agents. (Incorporated by reference to ALG’s Current Report on Form 8-K dated April 20, 2005).

10.1	Form of Restricted Stock Agreement (Incorporated by reference to ALG’s Current Report on Form 8-K dated January 28, 2005).

10.2	364-Day Revolving Credit Agreement dated as of April 15, 2005, among Altria Group, Inc., the Initial Lenders named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as Administrative Agents, Credit Suisse First Boston, Cayman Islands Branch and Deutsche Bank Securities Inc. as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC as Arrangers and Documentation Agents. (Incorporated by reference to ALG’s Current Report on Form 8-K dated April 20, 2005).

10.3	2005 Performance Incentive Plan (Incorporated by reference to ALG’s Definitive Proxy Statement dated March 14, 2005).

10.4	2005 Stock Compensation Plan for Non-Employee Directors (Incorporated by reference to ALG’s Definitive Proxy Statement dated March 14, 2005).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Pending Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE
Dinyar S. Devitre Senior Vice President and Chief Financial Officer May 6, 2005