Form 10-Q
period 2005-06-30
ALTRIA GROUP INC
filed 2005-08-05
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At July 29, 2005, there were 2,075,414,319 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Consumer products
Cash and cash equivalents	$8,499	$5,744

Receivables (less allowances of $117 in 2005 and $139 in 2004)	5,737	5,754

Inventories:
Leaf tobacco	3,696	3,643
Other raw materials	2,503	2,170
Finished product	4,668	4,228

	10,867	10,041

Assets of discontinued operations held for sale		1,458
Other current assets	2,405	2,904

Total current assets	27,508	25,901

Property, plant and equipment, at cost	29,305	29,087
Less accumulated depreciation	13,058	12,782

	16,247	16,305

Goodwill	32,427	28,056
Other intangible assets, net	11,011	11,056
Other assets	13,495	12,485

Total consumer products assets	100,688	93,803

Financial services
Finance assets, net	7,500	7,827
Other assets	17	18

Total financial services assets	7,517	7,845

TOTAL ASSETS	$108,205	$101,648

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
LIABILITIES
Consumer products
Short-term borrowings	$5,589	$2,546
Current portion of long-term debt	3,173	1,751
Accounts payable	3,153	3,466
Accrued liabilities:
Marketing	2,424	2,516
Taxes, except income taxes	3,725	2,909
Employment costs	1,053	1,325
Settlement charges	2,241	3,501
Other	2,916	3,072
Income taxes	2,282	983
Dividends payable	1,519	1,505

Total current liabilities	28,075	23,574

Long-term debt	16,923	16,462
Deferred income taxes	6,936	7,677
Accrued postretirement health care costs	3,368	3,285
Minority interest	4,639	4,764
Other liabilities	6,702	6,856

Total consumer products liabilities	66,643	62,618
Financial services
Long-term debt	2,111	2,221
Deferred income taxes	5,716	5,876
Other liabilities	347	219

Total financial services liabilities	8,174	8,316

Total liabilities	74,817	70,934

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,538	5,176
Earnings reinvested in the business	52,759	50,595
Accumulated other comprehensive losses (including currency translation of ($1,026) in 2005 and ($610) in 2004)	(1,466)	(1,141)

	57,766	55,565
Less cost of repurchased stock (731,051,003 shares in 2005 and 746,433,841 shares in 2004)	(24,378)	(24,851)

Total stockholders’ equity	33,388	30,714

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,205	$101,648

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Net revenues	$48,402	$44,615

Cost of sales	17,805	16,582

Excise taxes on products	14,615	12,880

Gross profit	15,982	15,153

Marketing, administration and research costs	7,198	6,811

Domestic tobacco headquarters relocation charges	3	20

International tobacco E.C. agreement		250

Asset impairment and exit costs	241	468

Gains on sales of businesses, net	(115)

Amortization of intangibles	8	9

Operating income	8,647	7,595

Interest and other debt expense, net	601	597

Earnings from continuing operations before income taxes and minority interest	8,046	6,998
Provision for income taxes	2,483	2,132

Earnings from continuing operations before minority interest	5,563	4,866

Minority interest in earnings from continuing operations, and equity earnings, net	67	73

Earnings from continuing operations	5,496	4,793

(Loss) earnings from discontinued operations, net of income taxes and minority interest	(233)	28

Net earnings	$5,263	$4,821

Per share data:

Basic earnings per share:
Continuing operations	$2.66	$2.34
Discontinued operations	(0.11)	0.02

Net earnings	$2.55	$2.36

Diluted earnings per share:
Continuing operations	$2.64	$2.33
Discontinued operations	(0.11)	0.01

Net earnings	$2.53	$2.34

Dividends declared	$1.46	$1.36

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2005	2004
Net revenues	$24,784	$22,894
Cost of sales	9,134	8,570
Excise taxes on products	7,459	6,563

Gross profit	8,191	7,761
Marketing, administration and research costs	3,643	3,453
Domestic tobacco headquarters relocation charges	2	10
International tobacco E.C. agreement		250
Asset impairment and exit costs	70	160
Losses on sales of businesses, net	1
Amortization of intangibles	4	5

Operating income	4,471	3,883
Interest and other debt expense, net	320	297

Earnings from continuing operations before income taxes and minority interest	4,151	3,586
Provision for income taxes	1,192	952

Earnings from continuing operations before minority interest	2,959	2,634
Minority interest in earnings from continuing operations, and equity earnings, net	47	26

Earnings from continuing operations	2,912	2,608
(Loss) earnings from discontinued operations, net of income taxes and minority interest	(245)	19

Net earnings	$2,667	$2,627

Per share data:
Basic earnings per share:
Continuing operations	$1.41	$1.27
Discontinued operations	(0.12)	0.01

Net earnings	$1.29	$1.28

Diluted earnings per share:
Continuing operations	$1.40	$1.26
Discontinued operations	(0.12)	0.01

Net earnings	$1.28	$1.27

Dividends declared	$0.73	$0.68

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2004 and

the Six Months Ended June 30, 2005

(in millions of dollars, except per share data)

(Unaudited)

	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)			Cost of Repurchased Stock	Total Stock- holders’ Equity
				Currency Translation Adjustments	Other	Total
Balances, January 1, 2004	$935	$4,813	$47,008	$(1,578)	$(547)	$(2,125)	$(25,554)	$25,077
Comprehensive earnings:
Net earnings			9,416					9,416
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				968		968		968
Additional minimum pension liability					(53)	(53)		(53)
Change in fair value of derivatives accounted for as hedges					69	69		69

Total other comprehensive earnings								984

Total comprehensive earnings								10,400

Exercise of stock options and issuance of other stock awards		363	(39)				703	1,027
Cash dividends declared ($2.82 per share)			(5,790)					(5,790)

Balances, December 31, 2004	935	5,176	50,595	(610)	(531)	(1,141)	(24,851)	30,714
Comprehensive earnings:
Net earnings			5,263					5,263
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(416)		(416)		(416)
Additional minimum pension liability					12	12		12
Change in fair value of derivatives accounted for as hedges					79	79		79

Total other comprehensive losses								(325)

Total comprehensive earnings								4,938

Exercise of stock options and issuance of other stock awards		325	(72)				473	726
Cash dividends declared ($1.46 per share)			(3,027)					(3,027)
Other		37						37

Balances, June 30, 2005	$935	$5,538	$52,759	$(1,026)	$(440)	$(1,466)	$(24,378)	$33,388

Total comprehensive earnings were $2,239 million and $2,213 million, respectively, for the quarters ended June 30, 2005 and 2004, and $4,821 million for the first six months of 2004.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings - Consumer products	$5,193	$4,704
- Financial services	70	117

Net earnings	5,263	4,821
Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	817	772
Deferred income tax (benefit) provision	(105)	954
Minority interest in earnings and equity earnings, net	67	77
Domestic tobacco headquarters relocation charges, net of cash paid	(7)	(7)
Domestic tobacco legal settlement, net of cash paid		(57)
Escrow bond for the Price domestic tobacco case	(210)	(610)
International tobacco E.C. agreement, net of cash paid		250
Asset impairment and exit costs, net of cash paid	120	415
Integration costs, net of cash paid		(1)
Loss on sale of discontinued operations	32
Gains on sales of businesses, net	(115)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	44	(410)
Inventories	(457)	333
Accounts payable	(233)	(365)
Income taxes	1,169	(376)
Accrued liabilities and other current assets	(3)	41
Domestic tobacco accrued settlement charges	(1,277)	(1,197)
Pension plan contributions	(801)	(709)
Pension provisions and postretirement, net	393	179
Other	277	152
Financial services
Deferred income tax benefit	(146)
Other	238	104

Net cash provided by operating activities	5,066	4,366

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(892)	$(715)
Purchases of businesses, net of acquired cash	(4,895)	(171)
Proceeds from sales of businesses	1,640
Other	72	(18)
Financial services
Investments in finance assets	(1)	(2)
Proceeds from finance assets	320	384

Net cash used in investing activities	(3,756)	(522)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance of short-term borrowings	5,750	960
Long-term debt proceeds	34	28
Long-term debt repaid	(740)	(535)
Financial services
Long-term debt repaid		(189)

Repurchase of Kraft Foods Inc. common stock	(375)	(314)
Dividends paid on Altria Group, Inc. common stock	(3,013)	(2,778)
Issuance of Altria Group, Inc. common stock	573	503
Other	(380)	(269)

Net cash provided by (used in) financing activities	1,849	(2,594)

Effect of exchange rate changes on cash and cash equivalents	(404)	4

Cash and cash equivalents:
Increase	2,755	1,254

Balance at beginning of period	5,744	3,777

Balance at end of period	$8,499	$5,031

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

In June 2005, Kraft Foods Inc. (“Kraft”) sold substantially all of its sugar confectionery business for approximately $1.4 billion. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for the six months and three months ended June 30, 2005 and 2004. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. Kraft recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction. ALG’s share of the loss, net of minority interest, was $255 million.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the three-year restriction period. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and other stock awards of $134 million (including $76 million related to Kraft awards) and $92 million (including $52 million related to Kraft awards) for the six months ended June 30, 2005 and 2004, respectively, and $69 million (including $38 million related to Kraft awards) and $48 million (including $27 million related to Kraft awards) for the three months ended June 30, 2005 and 2004, respectively. The unamortized portion of restricted stock and rights awards to employees of Altria Group, Inc. and Kraft was $503 million at June 30, 2005. This amount included $291 million related to Kraft and $212 million related to Altria Group, Inc.

In addition to restricted stock, Altria Group, Inc.’s stock-based employee compensation plans permit the issuance of stock options to employees. Altria Group, Inc. applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock options within those plans. No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price not less than the market value of the common stock on the date of the grant. Net earnings, as reported, includes pre-tax compensation expense related to restricted stock and rights to receive shares of stock of $134 million and $92 million for the six months ended June 30, 2005 and 2004, respectively, and $69 million and $48 million for the three months ended June 30, 2005 and 2004, respectively. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the six months and three months ended June 30, 2005 and 2004 (in millions, except per share data):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$5,263	$4,821	$2,667	$2,627
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	7	9	4	5

Pro forma net earnings	$5,256	$4,812	$2,663	$2,622

Earnings per share:
Basic - as reported	$2.55	$2.36	$1.29	$1.28

Basic - pro forma	$2.55	$2.35	$1.29	$1.28

Diluted - as reported	$2.53	$2.34	$1.28	$1.27

Diluted - pro forma	$2.52	$2.33	$1.28	$1.27

Altria Group, Inc. has not granted stock options to employees since 2002. The amount shown above as stock-based compensation expense relates primarily to Executive Ownership Stock Options (“EOSOs”). Under certain circumstances, senior executives who exercise outstanding stock options, using shares to pay the option exercise price and taxes, receive EOSOs equal to the number of shares tendered. During the six months ended June 30, 2005 and 2004, Altria Group, Inc. granted 1.2 million and 0.9 million EOSOs, respectively. During the three months ended June 30, 2005 and 2004, Altria Group, Inc. granted 0.7 million and 0.1 million EOSOs, respectively.

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

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2005	2004	2005	2004
		(in millions)		(in millions)
Separation program	Domestic tobacco	$—	$1	$—	$—
Separation program	International tobacco	18	11	15	11
Separation program	General corporate*	38	16	20	8
Restructuring program	North American food	29	284	5	39
Restructuring program	International food	57	124	24	90
Asset impairment	International tobacco	6	12	6	12
Asset impairment	North American food	93
Asset impairment	International food		12
Asset impairment	General corporate*		3
Lease termination	General corporate*		5

Asset impairment and exit costs		$241	$468	$70	$160

*	Altria Group, Inc. recorded pre-tax charges of $38 million and $24 million, during the six months ended June 30, 2005 and 2004, respectively, and $20 million and $8 million, during the three months ended June 30, 2005 and 2004, respectively, primarily related to the streamlining of various corporate functions in 2005 and 2004.

Kraft Restructuring Program

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including $772 million incurred from January 2004 through June 30, 2005. Pre-tax restructuring charges during 2005 are expected to be between $440 million and $470 million, including $131 million incurred in the first six months of 2005. Approximately one-half of the pre-tax charges are expected to require cash payments.

Kraft recorded $179 million and $420 million, during the six months ended June 30, 2005 and 2004, respectively, and $29 million and $129 million during the three months ended June 30, 2005 and 2004, respectively, of asset impairment and exit costs on the condensed consolidated statements of earnings. During the six months ended June 30, 2005 and 2004, these pre-tax charges were composed of $86 million and $408 million, respectively, of costs under the restructuring program, and $93 million of asset impairment charges related to the sale of Kraft’s fruit snacks business during the first six months of 2005 and $12 million of impairment charges relating to intangible assets during the first six months of 2004. During the three months ended June 30, 2005 and 2004, these pre-tax charges were composed of $29 million and $129 million,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

respectively, of costs under the restructuring program. The first six months of 2005 pre-tax restructuring charges reflect the announcement of the closing of three plants, for a total of sixteen since January 2004, and the continuation of a number of workforce reduction programs. Approximately $60 million of the pre-tax restructuring charges incurred during the first six months of 2005 will require cash payments.

Pre-tax restructuring liability activity for the six months ended June 30, 2005, was as follows (in millions):

	For the Six Months Ended June 30, 2005
	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2005	$91	$—	$19	$110
Charges	59	11	16	86
Cash spent	(54)		(33)	(87)
Charges against assets	(14)	(11)		(25)
Currency	(2)			(2)

Liability balance, June 30, 2005	$80	$—	$2	$82

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during 2004 and the first six months of 2005, as part of the overall restructuring program, will result in the elimination of approximately 4,400 positions. At June 30, 2005, approximately 3,300 of these positions have been eliminated. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements.

Kraft recorded pre-tax implementation costs associated with the restructuring program. These costs include the discontinuance of certain product lines and incremental costs related to the integration of functions and closure of facilities. These costs were recorded on the condensed consolidated statements of earnings as follows (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$1	$—	$1	$—
Cost of sales	26	10	11	9
Marketing, administration and research costs	18		14

Implementation costs	$45	$10	$26	$9

Kraft Asset Impairment Charges

During the second quarter of 2005, Kraft sold its fruit snacks business for approximately $30 million. Kraft incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale of this business. The charge, which includes the write-off of all intangible assets associated with this business, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Service cost	$143	$124	$105	$90
Interest cost	315	302	144	126
Expected return on plan assets	(432)	(463)	(178)	(150)
Amortization:
Unrecognized net loss from experience differences	141	74	36	24
Prior service cost	8	7	7	8
Other expense	20		5	5

Net periodic pension cost	$195	$44	$119	$103

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Service cost	$70	$60	$52	$45
Interest cost	156	151	72	63
Expected return on plan assets	(217)	(233)	(89)	(75)
Amortization:
Unrecognized net loss from experience differences	71	37	18	12
Prior service cost	4	4	3	4
Other expense	9		4	5

Net periodic pension cost	$93	$19	$60	$54

Other expense, above, is due primarily to additional pension benefits related to workforce reduction programs under Kraft’s restructuring program and workforce reduction programs within Altria Group, Inc.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Approximately $680 million and $120 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively, during the six months ended June 30, 2005. These amounts include approximately $200 million and $50 million of employer contributions that Kraft made to its U.S. and non-U.S. plans, respectively. Currently, Altria Group, Inc. anticipates making additional contributions during the remainder of 2005 of approximately $10 million to its U.S. plans and approximately $290 million to its non-U.S. plans, based on current tax law. These amounts include approximately $10 million and $40 million that Kraft anticipates making to its U.S. and non-U.S. plans, respectively. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Service cost	$50	$46	$26	$23
Interest cost	142	142	73	71
Amortization:
Unrecognized net loss from experience differences	41	34	21	18
Unrecognized prior service cost	(14)	(12)	(7)	(6)
Other	3		3

Net postretirement health care costs	$222	$210	$116	$106

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

Altria Group, Inc. adopted FSP 106-2 in the third quarter of 2004. The impact for the six months and three months ended June 30, 2005, was a reduction of pre-tax net postretirement health care costs and an increase in net earnings of $30 million (including $25 million related to Kraft) and $15 million (including $13 million related to Kraft), respectively, which is included above as a reduction of $4 million and $2 million, respectively, in service cost, $12 million and $6 million, respectively, in interest cost and $14 million and $7 million, respectively, in amortization of unrecognized net loss from experience differences.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill by segment was as follows (in millions):

	June 30, 2005	December 31, 2004
International tobacco	$6,680	$2,222
North American food	20,644	20,511
International food	5,103	5,323

Total goodwill	$32,427	$28,056

Intangible assets were as follows (in millions):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$10,835		$10,901
Amortizable intangible assets	241	$65	212	$57

Total intangible assets	$11,076	$65	$11,113	$57

Non-amortizable intangible assets substantially consist of brand names from the acquisition of Nabisco Holdings Corp. (“Nabisco”) in 2000. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the six months ended June 30, 2005 and 2004, was $8 million and $9 million, respectively, and $4 million and $5 million for the three months ended June 30, 2005 and 2004, respectively. Amortization expense for each of the next five years is currently estimated to be $30 million or less.

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2004, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2004	$28,056	$11,113
Changes due to:
Divestitures	(18)
Acquisitions	4,560	35
Currency	(368)	(2)
Asset impairment	(7)	(70)
Other	204

Balance at June 30, 2005	$32,427	$11,076

As a result of Kraft’s common stock repurchases, ALG’s ownership percentage of Kraft has increased from 85.4% at December 31, 2004 to 85.8% at June 30, 2005, thereby resulting in an increase in goodwill. Other, above, includes this additional goodwill. The increase in goodwill from acquisitions is related to preliminary allocations of purchase price for PMI’s acquisitions in Indonesia and Colombia. The allocations are based upon preliminary estimates and assumptions and are subject to revision when appraisals have been finalized.

During the first quarter of 2005, Altria Group, Inc. completed its annual review of goodwill and intangible assets and no charges resulted from this review.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Financial Instruments:

During the six months and three months ended June 30, 2005 and 2004, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next fifteen months. At June 30, 2005, Altria Group, Inc. estimates that derivative gains of $33 million, net of income taxes, reported in accumulated other comprehensive earnings (losses), will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at June 30, 2005 and 2004, Altria Group, Inc. recorded a gain of $196 million, net of income taxes, and a loss of $82 million, net of income taxes, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
(Loss) gain at beginning of period	$(14)	$(83)	$19	$(70)
Derivative (gains) losses transferred to earnings	(19)	45	(7)	44
Change in fair value	98	28	53	16

Gain (loss) as of June 30	$65	$(10)	$65	$(10)

Note 6. Acquisitions:

Sampoerna:

In March 2005, a subsidiary of Philip Morris International Inc. (“PMI”) acquired 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”), an Indonesian tobacco company, from a number of Sampoerna’s principal shareholders. In May 2005, PMI purchased an additional 58%, for a total of 98%, of the outstanding shares through a public tender offer at a price per share of IDR 10,600 (U.S. $1.13 per share), the price per share paid to the principal shareholders. The total cost of the transaction was approximately $4.8 billion, including Sampoerna’s cash of approximately $300 million and debt of the U.S. $ equivalent of approximately $200 million. The purchase price was primarily financed through a Euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a Euro 2.5 billion three-year term loan facility and a Euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG.

The acquisition of Sampoerna allows PMI to enter the profitable Kretek cigarette segment in Indonesia. Sampoerna’s financial position and results of operations have been fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. Sampoerna contributed $73 million of operating income and $33 million of net earnings in the second quarter of 2005.

Sampoerna’s assets purchased consist primarily of goodwill of $4.3 billion, inventories of $0.5 billion and property, plant and equipment of $0.3 billion. Liabilities assumed in the acquisition consist principally of long-term debt of $0.2 billion and accrued liabilities. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals have been finalized, including the reclassification to intangible assets of amounts currently included in goodwill.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other:

During the second quarter of 2005, PMI acquired a 97.9% stake in Coltabaco, the largest tobacco company in Colombia, with a 48% market share, for approximately $300 million. PMI intends to acquire the remaining portion of Coltabaco which it does not already own.

During the first quarter of 2004, Kraft purchased a U.S.-based beverage business and PMI purchased a tobacco business in Finland. The total cost of acquisitions during the six months ended June 30, 2004, was $171 million.

The effects of these other acquisitions were not material to Altria Group, Inc.’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

Note 7. Divestitures:

Discontinued Operations:

In June 2005, Kraft sold substantially all of its sugar confectionery business for approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented. Pursuant to the sugar confectionery sale agreement, Kraft has agreed to provide certain transition and supply services to the buyer. These service arrangements are primarily for terms of one year or less, with the exception of one supply arrangement with a term of not more than three years. The expected cash flow from this supply arrangement is not significant.

Summary results of operations for the sugar confectionery business were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Net revenues	$228	$232	$112	$114

Earnings before income taxes and minority interest	$41	$49	$19	$33
Provision for income taxes	(16)	(17)	(8)	(11)
Loss on sale of discontinued operations	(297)		(297)
Minority interest in loss (earnings) from discontinued operations, net	39	(4)	41	(3)

(Loss) earnings from discontinued operations, net of income taxes and minority interest	$(233)	$28	$(245)	$19

As a result of the sale, Kraft recorded a net loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction. ALG’s share of the loss, net of minority interest, was $255 million.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The assets of the sugar confectionery business, which were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004, were as follows (in millions):

December 31, 2004
Inventories	$65
Property, plant and equipment, net	201
Goodwill	814
Other intangible assets, net	485
Impairment loss on assets of discontinued operations held for sale	(107)

Assets of discontinued operations held for sale	$1,458

Other:

During the second quarter of 2005, Kraft sold its fruit snacks business. Kraft incurred a pre-tax asset impairment charge of $93 million during the first quarter of 2005 in recognition of the sale of this business. During the first quarter of 2005, Kraft sold its desserts business in the U.K. and its U.S. yogurt business. The aggregate proceeds received from the sales of other businesses during the first six months of 2005 were $221 million, on which pre-tax gains of $115 million were recorded.

The operating results of the other businesses sold, discussed above, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 8. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Earnings from continuing operations	$5,496	$4,793	$2,912	$2,608
(Loss) earnings from discontinued operations	(233)	28	(245)	19

Net earnings	$5,263	$4,821	$2,667	$2,627

Weighted average shares for basic EPS	2,064	2,044	2,067	2,047

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	5	3	5	3
Stock options	15	14	15	12

Weighted average shares for diluted EPS	2,084	2,061	2,087	2,062

Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock and rights, the number of shares corresponding to the unamortized compensation expense. For the six months and three months ended June 30, 2005 and 2004, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period) was immaterial.

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

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Net revenues:
Domestic tobacco	$8,936	$8,586	$4,790	$4,582
International tobacco	22,910	20,107	11,565	10,064
North American food	11,304	10,888	5,751	5,596
International food	5,089	4,778	2,583	2,495
Financial services	163	256	95	157

Net revenues	$48,402	$44,615	$24,784	$22,894

Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
Domestic tobacco	$2,299	$2,182	$1,261	$1,212
International tobacco	4,099	3,303	2,024	1,468
North American food	1,968	1,867	1,058	1,034
International food	540	409	247	221
Financial services	111	195	70	125
Amortization of intangibles	(8)	(9)	(4)	(5)
General corporate expenses	(362)	(352)	(185)	(172)

Operating income	8,647	7,595	4,471	3,883
Interest and other debt expense, net	(601)	(597)	(320)	(297)

Earnings from continuing operations before income taxes and minority interest	$8,046	$6,998	$4,151	$3,586

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Items affecting the comparability of results from continuing operations were as follows:

•	Domestic Tobacco Headquarters Relocation Charges – Philip Morris USA Inc. (“PM USA”) has substantially completed the move of its corporate headquarters from New York City to Richmond, Virginia. PM USA estimates that the total cost of the relocation will be approximately $105 million, including compensation to those employees who did not relocate. Pre-tax charges of $3 million and $2 million were recorded in the operating companies income of the domestic tobacco segment for the six months and three months ended June 30, 2005, respectively, and $20 million and $10 million were recorded for the six months and three months ended June 30, 2004, respectively. Cash payments of $10 million were made during the first six months of 2005, while total cash payments related to the relocation were $95 million through June 30, 2005. At June 30, 2005, a liability of $8 million remains on the condensed consolidated balance sheet.

•	International Tobacco E.C. Agreement – In July 2004, PMI entered into an agreement with the European Commission (“E.C.”) and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in the second quarter of 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because the additional payments are subject to these variables, PMI records charges for them as an expense in cost of sales when product is shipped.

•	Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale to its new distributor in Italy, resulting in a $96 million pre-tax operating companies income benefit for the international tobacco segment. During the second quarter of 2005, the new distributor reduced its inventories by approximately 1.0 billion units, resulting in lower shipments for PMI. The net impact of these actions was a benefit to PMI’s pre-tax operating companies income of approximately $70 million for the six months ended June 30, 2005. Additional inventory reductions are possible as the new distributor becomes more efficient.

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

•	Gains on Sales of Businesses, net – During the first six months of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the first quarter of 2005 sale of Kraft’s desserts business in the U.K.

Note 10. Credit Lines:

In April 2005, ALG negotiated a 364-day revolving credit facility in the amount of $1.0 billion and a new multi-year credit facility in the amount of $4.0 billion, which is due to expire in April 2010. In addition, ALG terminated the existing $5.0 billion multi-year credit facility, which was due to expire in July 2006. The new ALG facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreement, of 2.5 to 1.0, which remained unchanged from the previous multi-year facility. At June 30, 2005, the ratio calculated in accordance with the agreement was 9.9 to 1.0.

In April 2005, Kraft negotiated a new multi-year revolving credit facility to replace both its $2.5 billion 364-day facility that was due to expire in July 2005 and its $2.0 billion multi-year facility that was due to expire in July 2006. The new Kraft facility, which is for the sole use of Kraft, in the amount of $4.5 billion, expires in April 2010 and requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of Kraft’s previous facilities. At June 30, 2005, Kraft’s net worth was $29.9 billion.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral.

As discussed in Note 6. Acquisitions, the purchase price of the Sampoerna acquisition was primarily financed through a Euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries. The bank facility consists of a Euro 2.5 billion three-year term loan facility and a Euro 2.0 billion five-year revolving credit facility. These facilities require PMI to maintain an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio of not less than 3.5 to 1.0. At June 30, 2005, PMI exceeded this ratio by a significant amount and is expected to continue to exceed it. These facilities are not guaranteed by ALG and do not include any credit rating triggers or any provisions that could require the posting of collateral.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of August 1, 2005, August 1, 2004 and August 1, 2003, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of August 1, 2005	Number of Cases Pending as of August 1, 2004	Number of Cases Pending as of August 1, 2003	Page References
Individual Smoking and Health Cases (1)	261	253	334	29-30; Exh. 99.1 pages 1-2
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	9	8	41	30; Exh. 99.1 page 2
Health Care Cost Recovery Actions	5	12	42	30-33; Exh. 99.1 pages 3-4
Lights/Ultra Lights Class Actions	24	22	20	33-34; Exh. 99.1 pages 5-7
Tobacco Price Cases	2	2	37	34; Exh. 99.1 page 7
Cigarette Contraband Cases	1	2	5	36; Exh. 99.1 page 8

(1)	Does not include 2,650 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. See the discussion of these cases in “Exhibit 99.1 — Flight Attendant Litigation.” Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA.

(2)	Includes as one case the aggregated claims of 980 individuals that are proposed to be tried in a single proceeding in West Virginia.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 117 individual smoking and health cases (Argentina (49), Australia (2), Brazil (50), Chile (2), Colombia (1), Israel (3), Italy (5), the Philippines (1), Scotland (1), Spain (1), Turkey (1) and Venezuela (1)), compared with approximately 121 such cases on August 1, 2004, and 97 such cases on August 1, 2003. In addition, in Italy, 26 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case.

In addition, as of August 1, 2005, there were two smoking and health putative class actions pending outside the United States against PMI in Brazil (1) and Poland (1) compared with one such case on August 1, 2004, and seven such cases on August 1, 2003. Four health care cost recovery actions are pending

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in Israel (1), Canada (1), France (1) and Spain (1) against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel. In February 2005, a Polish social organization filed a representative action against PMI’s Polish affiliate and six other Polish tobacco companies; this complaint has not yet been served on PMI’s affiliate.

Pending and Upcoming Trials

Certain cases against PM USA are scheduled for trial through the end of 2006, including a case pending in Tennessee in which cigarette distributors allege that PM USA’s Wholesale Leaders program violates antitrust laws, a Lights/Ultra Lights action in New York in which PM USA and ALG are defendants and a health care cost recovery case brought in Missouri by the City of St. Louis, Missouri and approximately 50 Missouri hospitals in which PM USA and ALG are defendants. In addition, an estimated ten individual smoking and health cases are scheduled for trial through the end of 2006, including one case scheduled for trial in September 2005 in Missouri. Cases against other tobacco companies are also scheduled for trial through the end of 2006. Trial dates are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 43 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 27 of the 43 cases. These 27 cases were tried in California (4), Florida (9), Mississippi (1), Missouri (1), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, Florida, Missouri, and Pennsylvania. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial. Also, in July 2005, a jury in Tennessee returned a verdict in favor of PM USA in a case in which plaintiffs had challenged PM USA’s promotional and merchandising programs under the Robinson-Patman Act.

Of the 16 cases in which verdicts were returned in favor of plaintiffs, three have reached final resolution. A $17.8 million verdict against defendants in a health care cost recovery case (including $6.8 million against PM USA) was reversed, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). In October 2004, after exhausting all appeals, PM USA paid $3.3 million (including interest of $285,000) in an individual smoking and health case in Florida (Eastman). In March 2005, after exhausting all appeals, PM USA paid $17 million (including interest of $6.4 million) in an individual smoking and health case in California (Henley).

The chart below lists the verdict and post-trial developments in the remaining 13 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	PM USA’s post-trial motion challenging the verdict is pending.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
October 2004	Florida/ Arnitz	Individual Smoking and Health	$240,000 against PM USA.	PM USA’s appeal is pending.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of August 1, 2005, the amount of prejudgment interest was approximately $375 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. See Scott Class Action below.

November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	PM USA’s appeal is pending.

March 2003	Illinois/ Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	In November 2004, the Illinois Supreme Court heard arguments on PM USA’s appeal. See the discussion of the Price case under the heading “Certain Other Tobacco-Related Litigation — Lights/Ultra Lights Cases.”

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 2002	Florida/ French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the trial court reduced the damages award to $500,000. In December 2004, the Florida Third District Court of Appeal affirmed the judgment awarding plaintiff $500,000 and attorneys’ fees, and directed the trial court to hold defendants jointly and severally liable. PM USA has petitioned the Florida Supreme Court for further review, and recorded a provision in connection with this case.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. If a judgment is entered in this case, PM USA intends to appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 2001	California/ Boeken	Individual Smoking and Health	$5.5 million in compensatory damages and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million. In September 2004, the California Second District Court of Appeal reduced the punitive damages award to $50 million but otherwise affirmed the judgment entered in the case. Plaintiff and PM USA each sought rehearing. In April 2005, the Court of Appeal reaffirmed the amount of its September 2004 ruling. PM USA and plaintiff have petitioned the California Supreme Court for further review.

July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs petitioned the Florida Supreme Court for further review. In May 2004, the Florida Supreme Court agreed to review the case, and the Supreme Court heard oral arguments in November 2004. See “Engle Class Action” below.

March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiff’s negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the punitive damages award. In December 2004, the Oregon Supreme Court granted PM USA’s petition for review of the case.

In addition to the cases discussed above, in October 2003, a three-judge panel of an appellate court in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $256,000 and other unspecified damages. PMI’s Brazilian affiliate appealed. In December 2004, the three-judge panel’s decision was vacated by an en banc panel of the appellate court, which upheld the trial court’s dismissal of the case. Also, in April 2005, a labor court trial judge entered judgment against PMI’s Venezuelan affiliate in favor of a former employee plaintiff in the amount of approximately US$150,000 in connection with an individual claim involving smoking and health issues. PMI’s Venezuelan affiliate has appealed.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of August 1, 2005, PM USA has posted various forms of security totaling approximately $320 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

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

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the June 30, 2005 and December 31, 2004 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review and, in May 2004, the Florida Supreme Court agreed to review the case. Oral arguments were heard in November 2004.

Scott Class Action

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of a fund to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. In May 2004, in the second phase of the trial, the jury awarded plaintiffs approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program. In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. As of August 1, 2005, the amount of prejudgment interest was approximately $375 million. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”) fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.

Smoking and Health Litigation

Overview

Plaintiffs’ allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state anti-

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

racketeering statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.

Smoking and Health Class Actions

Since the dismissal in May 1996 of a purported nationwide class action brought on behalf of allegedly addicted smokers, plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise addiction claims and, in many cases, claims of physical injury as well.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments under the agreement with the tobacco grower states discussed below), subject to adjustments for several factors, including inflation, market share and industry volume: 2005 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. Pursuant to the provisions of the MSA, PM USA, along with the other domestic tobacco product manufacturers who are original signatories to the MSA (“OPMs”), is participating in a proceeding, which may result in a downward adjustment to the amounts paid by the OPMs to the states and territories that are parties to the MSA for the year 2003. The availability and the precise amount of that adjustment depend on a number of factors and will likely not be determined until some time in 2006 or later. If the adjustment does become available, it may be applied as a credit against future payments due from the OPMs.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota holders. To that end, in 1999, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, established the National Tobacco Grower Settlement Trust (“NTGST”), a trust fund to provide aid to tobacco growers and quota holders. The trust was to be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Remaining industry payments (2005 through 2008, $500 million each year; 2009 and 2010, $295 million each year) were to be subject to adjustment for several factors, including inflation, United States cigarette volume and certain contingent events, and, in general, were to be allocated based on each manufacturer’s relative market share. Provisions of the NTGST allow for offsets to the extent that payments are made to growers and quota holders as part of a legislated end to the federal tobacco quota and price support program.

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.6 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. The quota buy-out payments will offset already scheduled payments to the NTGST. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of pool stock tobacco accumulated under the previous tobacco price support program. PM USA anticipates that it will be notified later this year as to the amount of its share of tobacco pool stock losses. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2005 and beyond.

Following the enactment of FETRA, the trustee of the NTGST and the state entities conveying NTGST payments to tobacco growers and quota holders sued tobacco product manufacturers alleging that the offset provisions do not apply to payments due in 2004. In December 2004, a North Carolina court ruled that the tobacco companies, including PM USA, are entitled to receive a refund of amounts paid to the NTGST during the first three quarters of 2004 and are not required to make the payments that would otherwise have been due during the fourth quarter of 2004. Plaintiffs’ appeal was heard in May 2005, and the parties are awaiting the appellate court’s decision. If the trial court’s ruling is ultimately upheld, PM USA would reverse pre-tax accruals and receive reimbursements totaling $232 million.

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

In April 2004, a lawsuit was filed in state court in Los Angeles, California, on behalf of all California residents who purchased cigarettes in California from April 2000 to the present, alleging that the MSA enabled the defendants, including PM USA and ALG, to engage in unlawful price fixing and market sharing agreements. The complaint sought damages and also sought to enjoin defendants from continuing to operate under those provisions of the MSA that allegedly violate California law. In June 2004, plaintiffs dismissed this case and refiled a substantially similar complaint in federal court in San Francisco, California. The new complaint is brought on behalf of the same purported class but differs in that it covers purchases from June 2000 to the present, names the Attorney General of California as a defendant, and does not name ALG as a defendant. In March 2005, the trial court granted defendants’ motion to dismiss the case. Plaintiffs have appealed.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust law. Neither ALG nor PM USA is a defendant in this case. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York Escrow Statute. In addition, similar lawsuits have been brought in Kentucky, Arkansas, Kansas, Louisiana, Nebraska, Tennessee and Oklahoma, and a similar proceeding has been brought under the provisions of the North American Free Trade Agreement in the United Nations. Neither ALG nor PM USA is a defendant in these cases.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the civil provisions of the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Trial of the case ended in June 2005. The trial court has ordered post-trial briefings that are to be completed by September 29, 2005. The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks what it alleges to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under the civil provisions of RICO. The government alleges that disgorgement by defendants of approximately $280 billion is an appropriate remedy. In May 2004, the trial court issued an order denying defendants’ motion for partial summary judgment limiting the disgorgement remedy. In February 2005, a panel of the United States Court of Appeals for the District of Columbia Circuit held that disgorgement is not a remedy available to the government under the civil provisions of RICO and entered summary judgment in favor of defendants, with respect to the disgorgement claim. In April 2005, the Court of Appeals denied the government’s motion for rehearing. In July 2005, the government petitioned the United States Supreme Court for further review of the Court of Appeals’ ruling that disgorgement is not an available remedy. In June 2005, the government filed with the trial court its proposed final judgment seeking remedies of approximately $14 billion, including $10 billion over a five-year period to fund a national smoking cessation program and $4 billion over a ten-year period to fund a public education and counter-marketing campaign. Further, the government’s proposed remedy would require defendants to pay additional monies to these programs if targeted reductions in the smoking rate of those under 21 are not achieved according to a prescribed timetable. In July 2005, the court granted the motion of six organizations to intervene in the case for the limited purpose of being heard on the issue of permissible and appropriate remedies. Those organizations argued that because the government’s proposed final judgment sought remedies more limited than what had been sought earlier in the case, the government no longer adequately represents the interests of those organizations. Also, in July 2005, seven organizations and one individual filed a motion for leave to file an amicus curiae brief advocating that as part of any relief granted in the case, the court direct more than $14 billion over the next ten years to various purposes specified in their brief.

Certain Other Tobacco-Related Litigation

Lights/Ultra Lights Cases: These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Lights and Cambridge Lights. Plaintiffs in these class actions allege, among other things, that the use of the terms “Lights” and/or “Ultra Lights” constitutes deceptive and unfair trade practices or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. Twenty-four cases are pending in Arkansas (2), Delaware (1), Florida (1), Georgia (1), Illinois (2), Kansas (1), Louisiana (1), Massachusetts (1), Michigan (1), Minnesota (1), Missouri (1), New Hampshire (1), New Mexico (1), New Jersey (1), New York (1), Ohio (2), Oregon (1), Tennessee (1), Washington (1), and West Virginia (2). In addition, there are two cases pending in Israel, although PM USA and PMI’s affiliates have not been served in one of the cases. Other entities have stated that they are considering filing such actions against ALG, PMI and PM USA. To date, a trial court in Arizona has refused to certify a class, and an appellate court in Florida has overturned class certification by a trial court. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has stayed further proceedings pending its decision in the Engle case discussed above. Trial courts have certified classes against PM USA in the Price case in Illinois and in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Craft) and Ohio (Marrone and Philipps). PM USA has appealed or otherwise challenged these class certification orders. In August 2004, Massachusetts’ highest court affirmed the class certification order in the Aspinall case. In September 2004, an appellate court affirmed the class certification orders in the cases in Ohio, and PM USA sought review by the Ohio Supreme Court. In February 2005, the Ohio Supreme Court accepted the cases for review to determine whether a prior determination has been made by the State of Ohio that the conduct at issue is deceptive such that plaintiffs may pursue class action claims. In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order in the Curtis case. In addition, the trial court has stayed the Curtis case pending the outcome of the appeal of the dismissal of an unrelated Lights case. Although various pre-trial motions, including plaintiffs’ motion for class certification, are pending, trial of the case pending in New York is scheduled for January 2006.

With respect to the Price case, trial commenced in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of Altria Group, Inc.) The judge’s order also requires PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal of the note, which are due in April 2008, 2009 and 2010. Through June 30, 2005, PM USA paid $1.6 billion of the cash payments due under the judge’s order. (Cash payments into the account are included in other assets on Altria Group, Inc.’s consolidated balance sheets at June 30, 2005 and December 31, 2004.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any of a number of legal and factual grounds that it is pursuing on appeal. Oral arguments on PM USA’s appeal were heard in November 2004.

Tobacco Price Cases: As of August 1, 2005, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. PM USA’s motion for summary judgment is pending.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Wholesale Leaders Cases: In June 2003, certain wholesale distributors of cigarettes filed suit in Tennessee against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending PM USA’s expedited appeal. In January 2004, Tennessee filed a motion to dismiss its complaint, and its complaint was dismissed without prejudice in March 2004. PM USA’s motion for summary judgment is pending. Trial is currently scheduled for February 2006. In December 2003, a tobacco manufacturer filed a similar lawsuit against PM USA in Michigan seeking unspecified monetary damages in which it alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. Plaintiff voluntarily dismissed its claims alleging price discrimination, and in July 2004, the court granted defendants’ motion to dismiss the attempt-to-monopolize claim. Plaintiff has appealed.

Consolidated Putative Punitive Damages Cases: In September 2000, a putative class action (Simon, et al. v. Philip Morris Incorporated, et al. (Simon II)) was filed in the federal district court in the Eastern District of New York that purported to consolidate punitive damages claims in ten tobacco-related actions then pending in federal district courts in New York and Pennsylvania. In September 2002, the court granted plaintiffs’ motion seeking certification of a punitive damages class of persons residing in the United States who smoke or smoked defendants’ cigarettes, and who have been diagnosed by a physician with an enumerated disease from April 1993 through the date notice of the certification of this class is disseminated. The following persons are excluded from the class: (1) those who have obtained judgments or settlements against any defendants; (2) those against whom any defendant has obtained judgment; (3) persons who are part of the Engle class; (4) persons who should have reasonably realized that they had an enumerated disease prior to April 9, 1993; and (5) those whose diagnosis or reasonable basis for knowledge predates their use of tobacco. Defendants petitioned the United States Court of Appeals for the Second Circuit for review of the trial court’s ruling. On May 6, 2005, the Second Circuit vacated the trial court’s class certification order and remanded the case to the trial court for further proceedings. Plaintiffs’ motion for reconsideration is pending.

Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits (Brown, et al. v. The American Tobacco Company, Inc., et al. and Daniels, et al. v. Philip Morris Companies Inc., et al.) were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases, and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. In September 2004, the trial court in the other case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing is pending. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed.

In May 2004, a lawsuit (Gurevitch, et al. v. Philip Morris USA Inc., et al.) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2000 to the present alleging that defendants, including PM USA and ALG, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2004, plaintiffs voluntarily dismissed ALG from the case. In July 2005, the remaining defendants’ motion to dismiss was granted, however, plaintiffs’ motion for leave to amend the complaint was also granted.

Cigarette Contraband Cases: In May 2000 and August 2001, various departments of Colombia and the European Community and 10 Member States, filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and unspecified injunctive relief. In February 2002, the federal district court granted defendants’ motions to dismiss the actions. Plaintiffs in each case appealed. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases based on the common law Revenue Rule, which bars a foreign government from bringing civil claims in U.S. courts for the recovery of lost taxes. In April 2004, plaintiffs petitioned the United States Supreme Court for further review. In July 2004, the European Community and the 10 Member States entered into a cooperation agreement with PMI, the terms of which provide for broad cooperation between PMI and European law enforcement agencies on anti-contraband and anti-counterfeit efforts and resolve all disputes between the parties on these issues. Pursuant to this agreement, the European Community and the 10 Member States withdrew their suit as it relates to the ALG, PM USA and PMI defendants. In May 2005, the United States Supreme Court, in a summary order, granted the petitions for review, vacated the judgment of the Court of Appeals for the Second Circuit and remanded the cases to that court for further review in light of the Supreme Court’s April 2005 decision in U.S. v. Pasquantino. In Pasquantino, a criminal case brought by the United States government, the Supreme Court upheld the convictions of the defendants in that case for violating the U.S. wire fraud statute based on a scheme to smuggle alcohol into Canada without paying Canadian taxes, while expressing no opinion as to the question of whether the Revenue Rule barred a foreign government from bringing a civil action in U.S. courts for a scheme to defraud it of taxes, as the Second Circuit had earlier held in distinguishing those civil claims from a U.S. criminal prosecution as in Pasquantino. It is possible that future litigation related to cigarette contraband issues may be brought.

Vending Machine Case: Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, alleged that PM USA violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211 but, by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs requested actual damages, treble damages, injunctive relief, attorneys’ fees and costs, and other unspecified relief. In August 2001, the court granted PM USA’s motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court’s dismissal would, if affirmed, be binding on all plaintiffs. In January 2004, the Sixth Circuit reversed the lower court’s grant of summary judgment with respect to plaintiffs’ claim that PM USA violated Robinson-Patman Act provisions regarding promotional services and with respect to the discriminatory pricing claim of plaintiffs who bought cigarettes directly from PM USA. The claims of eight plaintiffs were tried in July 2005 (one plaintiff was granted a continuance and another voluntarily dismissed its claims with prejudice). The jury returned a verdict in favor of PM USA on the Robinson-Patman Act claims and awarded PM USA approximately $110,000 on counterclaims PM USA made against three plaintiffs. Following completion of the trial, the district court lifted the stay on the remaining claims and directed the magistrate judge to establish a schedule for the disposition of those claims.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Asbestos Contribution Cases: These cases, which have been brought on behalf of former asbestos manufacturers and affiliated entities against PM USA and other cigarette manufacturers, seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Currently, one case is pending in California.

Certain Other Actions

Italian Tax Matters: In recent years, approximately two hundred tax assessments alleging nonpayment of taxes in Italy were served upon certain affiliates of PMI. All of these assessments were resolved in 2003 and the second quarter of 2004, with the exception of certain assessments which were duplicative of other assessments. In July 2005, the tax obligations underlying the duplicative assessments were declared fully satisfied, thereby rendering unnecessary any further litigation with respect to such assessments.

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

PMCC Federal Income Tax Matter: The IRS is examining the consolidated tax returns for Altria Group, Inc., which include PMCC, for years 1996 through 1999. Recently, the IRS has challenged some, and in the future may challenge several more, of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease in/lease out transactions, qualified technological equipment transactions, and sale in/lease out transactions). PMCC believes that the position and supporting case law described in the Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, if necessary, and ALG believes that, given the strength of its position, the ultimate outcome of such challenges will not have a material adverse impact on Altria Group, Inc.’s consolidated results of operations, cash flows or financial position.

It is not possible to predict the outcome of the litigation pending against ALG and its subsidiaries. Litigation is subject to many uncertainties. As discussed above under “Recent Trial Results,” unfavorable verdicts awarding substantial damages against PM USA have been returned in 16 cases since 1999. Of the 16 cases in which verdicts were returned in favor of plaintiffs, three have reached final resolution. A verdict against defendants in a health care cost recovery case has been reversed and all claims were dismissed with prejudice, and after exhausting all appeals, PM USA paid $3.3 million (including interest of $285,000) in an individual smoking and health case in Florida and $17 million (including interest of $6.4 million) in an individual smoking and health case in California. The remaining 13 cases are in various post-trial stages. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. In the event of an adverse trial result in certain pending litigation, the defendant may not be able to obtain a required bond or obtain relief from bonding requirements in order to prevent a plaintiff from seeking to collect a judgment while an adverse verdict is being appealed. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of judges and jurors with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

Third-Party Guarantees

At June 30, 2005, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $455 million, of which $300 million have no specified expiration dates. The remainder expire through 2023, with $135 million expiring by June 30, 2006. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $43 million on its condensed consolidated balance sheet at June 30, 2005, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Income Taxes:

Altria Group, Inc. accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and in evaluating tax positions. ALG and its subsidiaries establish additional provisions for income taxes when, despite the belief that their tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. Upon the closure of current and future tax audits in various jurisdictions, significant income tax accruals or accrual reversals could occur. ALG and its subsidiaries evaluates and potentially adjusts these accruals in light of changing facts and circumstances.

In October 2004, the American Jobs Creation Act (“the Jobs Act”) was signed into law. The Jobs Act includes a deduction for 85% of certain foreign earnings that are repatriated. At the end of June 2005, Altria Group, Inc. finalized its plan to repatriate approximately $6.0 billion of earnings under the provisions of the Jobs Act. Deferred taxes had previously been provided for a portion of the dividends to be remitted. The reversal of the deferred taxes more than offset the tax costs to repatriate the earnings and resulted in a net tax reduction of $209 million in the consolidated income tax provision during the second quarter of 2005.

The Jobs Act also provides tax relief to U.S. domestic manufacturers by providing a tax deduction of up to 9% of the lesser of “qualified production activities income” or taxable income. In accordance with SFAS No. 109, Altria Group, Inc. will recognize these benefits, which are not expected to be significant, in the year earned.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), and its majority-owned (85.8% as of June 30, 2005) subsidiary, Kraft Foods Inc. (“Kraft”), are engaged in the manufacture and sale of various consumer products, including cigarettes and tobacco products, packaged grocery products, snacks, beverages, cheese and convenient meals. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, ALG has a 33.9% economic interest in SABMiller plc (“SABMiller”) as of June 30, 2005. In July 2005, SABMiller announced its plan to acquire a leading South American brewer, with a portion of the acquisition to be paid through an issuance of stock, which would reduce ALG’s economic interest in SABMiller to approximately 29%. ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.

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

In June 2005, Kraft sold substantially all of its sugar confectionery business for approximately $1.4 billion. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for the six months and three months ended June 30, 2005 and 2004. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. Accordingly, historical statements of earnings amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation. Kraft recorded a net loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction. ALG’s share of the loss, net of minority interest, was $255 million.

In March 2005, a subsidiary of PMI acquired 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”), an Indonesian tobacco company, from a number of Sampoerna’s principal shareholders. In May 2005, PMI purchased an additional 58%, for a total of 98%, of the outstanding shares through a public tender offer at a price per share of IDR 10,600 (U.S. $1.13 per share), the price per share paid to the principal shareholders. The total cost of the transaction was approximately $4.8 billion, including Sampoerna’s cash of approximately $300 million and debt of the U.S. $ equivalent of approximately $200 million. The purchase price was primarily financed through a Euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries, consisting of a Euro 2.5 billion three-year term loan facility and a Euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG.

Sampoerna’s financial position and results of operations have been fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. Sampoerna contributed $73 million of operating income and $33 million of net earnings in the second quarter of 2005.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the six months ended June 30, 2005 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the six months ended June 30, 2005, from the six months ended June 30, 2004, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS From Continuing Operations
For the six months ended June 30, 2004	$4,793	$2.33

2004 Domestic tobacco headquarters relocation charges	13	0.01
2004 International tobacco E.C. agreement	161	0.08
2004 Asset impairment, exit and implementation costs	263	0.13
2004 Tax items	(350)	(0.18)

Subtotal 2004 items	87	0.04

2005 Domestic tobacco headquarters relocation charges	(2)	—
2005 Asset impairment, exit and implementation costs	(169)	(0.08)
2005 Tax items	266	0.13
2005 Gains on sales of businesses, net	64	0.03

Subtotal 2005 items	159	0.08

Currency	198	0.10
Change in tax rate	101	0.05
Higher shares outstanding		(0.03)
Operations	158	0.07

For the six months ended June 30, 2005	$5,496	$2.64

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis. Amounts shown above that relate to Kraft are reported net of the related minority interest impact.

Asset Impairment, Exit and Implementation Costs – In January 2004, Kraft announced a multi-year restructuring program. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including $131 million incurred during the first six months of 2005 ($74 million after taxes and minority interest). In addition, in the second quarter of 2005, Kraft sold its fruit snacks business and incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale of this business ($52 million after taxes and minority interest). For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Food Business Environment section of the following Discussion and Analysis.

International Tobacco E.C. Agreement – In July 2004, PMI entered into an agreement with the European Commission (“E.C.”) and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million which was recorded as a pre-tax charge against its earnings in the second quarter of 2004.

Gains on Sales of Businesses, net – The favorable impact is due to the gain on sale of Kraft’s U.K. desserts business in the first quarter of 2005.

Currency – The favorable currency impact on earnings from continuing operations and diluted EPS from continuing operations is due primarily to the weakness of the U.S. dollar versus the euro, Japanese yen and Central and Eastern European currencies.

Income Taxes – Altria Group, Inc.’s effective income tax rate increased by 0.4 percentage points to 30.9%. The 2005 effective tax rate reflects a $209 million benefit related to dividend repatriation under the American Jobs Creation Act in 2005, the reversal of tax accruals no longer required at Kraft, as well as other benefits, including the impact of the domestic manufacturers’ deduction under the American Jobs Creation Act. The 2004 effective tax rate reflects the reversal of $355 million of tax accruals no longer required due to foreign tax events that were resolved during the first six months of 2004.

Shares Outstanding – Higher shares outstanding during the six months ended June 30, 2005, reflect exercises of employee stock options and the impact of a higher average stock price on the number of incremental shares from the assumed exercise of outstanding employee stock options.

Continuing Operations – The increase in results from continuing operations was due primarily to the following:

•	Higher international tobacco income, reflecting higher pricing, the impact of acquisitions in Indonesia and Colombia, and higher volume, partially offset by unfavorable mix, expenses related to the E.C. agreement and higher marketing, administration and research costs.

•	Higher domestic tobacco income, reflecting lower wholesale promotional allowance rates on PM USA’s Focus on Four brands, higher pricing on its other brands and higher volume, partially offset by expenses related to the quota buy-out legislation, higher retail allowances and higher research and development expenses.

These increases were partially offset by:

•	Lower North American food income, reflecting higher commodity and benefit costs, and increased marketing spending, partially offset by higher pricing and higher volume/mix.

•	Lower international food income, reflecting higher commodity costs, increased marketing spending and higher infrastructure investment in developing markets, partially offset by higher pricing and favorable volume/mix.

•	Lower financial services income, reflecting lower gains from asset sales and lower lease portfolio revenues.

Consolidated Operating Results for the three months ended June 30, 2005 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted EPS from continuing operations for the three months ended June 30, 2005, from the three months ended June 30, 2004, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS From Continuing Operations
For the three months ended June 30, 2004	$2,608	$1.26

2004 Domestic tobacco headquarters relocation charges	6	—
2004 International tobacco E.C. agreement	161	0.08
2004 Asset impairment, exit and implementation costs	94	0.05
2004 Tax items	(320)	(0.15)

Subtotal 2004 items	(59)	(0.02)

2005 Domestic tobacco headquarters relocation charges	(1)	—
2005 Asset impairment, exit and implementation costs	(60)	(0.03)
2005 Losses on sales of businesses, net	(1)	—
2005 Tax items	227	0.11

Subtotal 2005 items	165	0.08

Currency	103	0.05
Change in tax rate	52	0.02
Higher shares outstanding		(0.01)
Operations	43	0.02

For the three months ended June 30, 2005	$2,912	$1.40

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis. Amounts shown above that relate to Kraft are reported net of the related minority interest impact.

Asset Impairment, Exit and Implementation Costs – During the three months ended June 30, 2005, Kraft recorded pre-tax charges for its restructuring program, reflecting asset disposals, severance and other implementation costs of $55 million ($31 million after taxes and minority interest). For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Food Business Environment section of the following Discussion and Analysis.

International Tobacco E.C. Agreement – As discussed above, PMI recorded a pre-tax charge of $250 million ($161 million after taxes) against its earnings in the second quarter of 2004 related to this agreement.

Currency – The favorable currency impact on earnings from continuing operations and diluted EPS from continuing operations is due primarily to the weakness of the U.S. dollar versus the euro, Japanese yen and Central and Eastern European currencies.

Income Taxes – Altria Group, Inc.’s effective income tax rate increased by 2.2 percentage points to 28.7%. The effective tax rate comparison reflects a $209 million benefit related to dividend repatriation under the American Jobs Creation Act in 2005, and the reversal of $320 million of tax accruals no longer required due to foreign tax events that were resolved during the second quarter of 2004.

Shares Outstanding – Higher shares outstanding during the three months ended June 30, 2005, reflect exercises of employee stock options and the impact of a higher average stock price on the number of incremental shares from the assumed exercise of outstanding employee stock options.

Continuing Operations – The increase in results from continuing operations was due primarily to the following:

•	Higher international tobacco income, reflecting higher pricing, the impact of acquisitions in Indonesia and Colombia, and higher volume, partially offset by unfavorable mix, expenses related to the E.C. agreement and higher marketing, administration and research costs.

•	Higher domestic tobacco income, reflecting higher volume, lower wholesale promotional allowance rates on PM USA’s Focus on Four brands and higher pricing on its other brands, partially offset by expenses related to the quota buy-out legislation, higher retail allowances and higher research and development spending.

These increases were partially offset by:

•	Lower international food income, reflecting higher commodity costs, partially offset by higher pricing and positive mix.

•	Lower financial services income, reflecting lower gains from asset sales.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2005 Forecasted Results – On July 20, 2005, Altria Group, Inc. revised its forecasted 2005 full-year diluted EPS from continuing operations to a range of $5.00 to $5.10, reflecting an increase of $0.05 versus previous guidance, and growth of 9.4% to 11.6% versus $4.57 earned in 2004. The increase in guidance reflects the impact of the previously announced acquisition of Sampoerna, which is forecasted to increase 2005 diluted EPS by approximately $0.03 to $0.04. This new forecast also includes a favorable $0.10 per share tax benefit generated by the repatriation of $6.0 billion of earnings under provisions of the American Jobs Creation Act, partially offset by an increase of approximately $0.01 to $0.02 in the anticipated cost of the USA pool tobacco buyout and $0.07 in lower currency benefit than originally estimated. The new forecast continues to include Kraft restructuring charges of $0.12 per share, but excludes any benefit that may be derived from the potential reversal of prior year PM USA accrued contributions to the National Tobacco Grower Settlement Trust, pending the outcome of litigation. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 71-74 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Net revenues:
Domestic tobacco	$8,936	$8,586	$4,790	$4,582
International tobacco	22,910	20,107	11,565	10,064
North American food	11,304	10,888	5,751	5,596
International food	5,089	4,778	2,583	2,495
Financial services	163	256	95	157

Net revenues	$48,402	$44,615	$24,784	$22,894

Operating income:
Operating companies income:
Domestic tobacco	$2,299	$2,182	$1,261	$1,212
International tobacco	4,099	3,303	2,024	1,468
North American food	1,968	1,867	1,058	1,034
International food	540	409	247	221
Financial services	111	195	70	125
Amortization of intangibles	(8)	(9)	(4)	(5)
General corporate expenses	(362)	(352)	(185)	(172)

Operating income	$8,647	$7,595	$4,471	$3,883

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

The following events that occurred during the six months ended June 30, 2005 and 2004, affected the comparability of statement of earnings amounts.

•	Domestic Tobacco Headquarters Relocation Charges – PM USA has substantially completed the move of its corporate headquarters from New York City to Richmond, Virginia. PM USA estimates that the total cost of the relocation will be approximately $105 million, including compensation to those employees who did not relocate. Pre-tax charges of $3 million and $2 million were recorded in the operating companies income of the domestic tobacco segment for the six months and three months ended June 30, 2005, respectively, and $20 million and $10 million were recorded for the six months and three months ended June 30, 2004, respectively. Cash payments of $10 million were made during the first six months of 2005, while total cash payments related to the relocation were $95 million through June 30, 2005. At June 30, 2005, a liability of $8 million remains on the condensed consolidated balance sheet.

•

International Tobacco E.C. Agreement – In July 2004, PMI entered into an agreement with the E.C. and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in the second quarter of 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because the additional payments are subject to these variables, PMI records charges for them as an expense in cost of sales when product is shipped.

•	Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale to its new distributor in Italy, resulting in a $96 million pre-tax operating companies income benefit for the international tobacco segment. During the second quarter of 2005, the new distributor reduced its inventories by approximately 1.0 billion units, resulting in lower shipments for PMI. The net impact of these actions was a benefit to PMI’s pre-tax operating companies income of approximately $70 million for the six months ended June 30, 2005. Additional inventory reductions are possible as the new distributor becomes more efficient.

•	Asset Impairment and Exit Costs – For the six months and three months ended June 30, 2005 and 2004, pre-tax asset impairment and exit costs consisted of the following:

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2005	2004	2005	2004
		(in millions)
Separation program	Domestic tobacco	$—	$1	$—	$—
Separation program	International tobacco	18	11	15	11
Separation program	General corporate*	38	16	20	8
Restructuring program	North American food	29	284	5	39
Restructuring program	International food	57	124	24	90
Asset impairment	International tobacco	6	12	6	12
Asset impairment	North American food	93
Asset impairment	International food		12
Asset impairment	General corporate*		3
Lease termination	General corporate*		5

Asset impairment and exit costs		$241	$468	$70	$160

*	Altria Group, Inc. recorded pre-tax charges of $38 million and $24 million, during the six months ended June 30, 2005 and 2004, respectively, and $20 million and $8 million, during the three months ended June 30, 2005 and 2004, respectively, primarily related to the streamlining of various corporate functions in 2005 and 2004.

•	Discontinued Operations – As more fully discussed in Note 7. Divestitures, in June 2005, Kraft sold substantially all of its sugar confectionery business. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented.

•	Gains on Sales of Businesses, net – During the first six months of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the sale of Kraft’s desserts business in the U.K.

Consolidated Results of Operations for the Six Months Ended June 30, 2005

The following discussion compares consolidated operating results for the six months ended June 30, 2005, with the six months ended June 30, 2004.

Net revenues, which include excise taxes billed to customers, increased $3.8 billion (8.5%). Excluding excise taxes, net revenues increased $2.1 billion (6.5%), due primarily to increases from both the tobacco and food businesses and favorable currency.

Operating income increased $1.1 billion (13.9%), due primarily to higher operating results from the tobacco businesses, the favorable impact of currency, the initial charge for the international tobacco E.C. agreement in 2004, lower asset impairment and exit costs in 2005, primarily related to the Kraft restructuring program, and gains on sales of food businesses, partially offset by lower operating results from the food and financial services businesses.

Currency movements increased net revenues by $1.5 billion ($806 million, after excluding the impact of currency movements on excise taxes) and operating income by $307 million. Currency related increases in net revenues and operating income were due primarily to the weakness versus prior year of the U.S. dollar against the euro, Japanese yen and Central and Eastern European currencies.

Altria Group, Inc.’s effective tax rate increased by 0.4 percentage points to 30.9%. The 2005 effective tax rate reflects a $209 million benefit related to dividend repatriation under the American Jobs Creation Act, the reversal of tax accruals no longer required at Kraft, as well as other benefits, including the impact of the domestic manufacturers’ deduction under the American Jobs Creation Act. The 2004 effective tax rate reflects the reversal of $355 million of tax accruals no longer required due primarily to foreign tax events that were resolved during the first six months of 2004.

Minority interest in earnings from continuing operations and equity earnings, net, was $67 million of expense for the first six months of 2005, compared with $73 million of expense for the first six months of 2004. The reduction in expense from 2004 was due primarily to higher 2005 equity income from SABMiller, partially offset by higher 2005 minority interest in net earnings of Kraft.

Earnings from continuing operations of $5.5 billion increased $703 million (14.7%), due primarily to higher operating income from the tobacco businesses, the favorable impact of currency, the initial charge for the international tobacco E.C. agreement in 2004, lower asset impairment and exit costs in 2005, primarily related to the Kraft restructuring program, and gains on sales of businesses, partially offset by lower operating income from the food and financial services businesses, and a higher effective tax rate. Diluted and basic EPS from continuing operations of $2.64 and $2.66, respectively, increased by 13.3% and 13.7%, respectively.

(Loss)/earnings from discontinued operations, net of income taxes and minority interest, was a loss of $233 million for the first six months of 2005, compared with earnings of $28 million for the first six months of 2004, due primarily to the recording of additional tax expense as a loss on sale of Kraft’s sugar confectionery business in the second quarter of 2005.

Net earnings of $5.3 billion increased $442 million (9.2%). Diluted and basic EPS from net earnings of $2.53 and $2.55, respectively, each increased by 8.1%.

Consolidated Results of Operations for the Three Months Ended June 30, 2005

The following discussion compares consolidated operating results for the three months ended June 30, 2005, with the three months ended June 30, 2004.

Net revenues, which include excise taxes billed to customers, increased $1.9 billion (8.3%). Excluding excise taxes, net revenues increased $994 million (6.1%), due primarily to increases from both the tobacco and food businesses and favorable currency.

Operating income increased $588 million (15.1%), due primarily to higher operating results from the tobacco businesses, the favorable impact of currency, the initial charge for the international tobacco E.C. agreement in 2004 and lower asset impairment and exit costs in 2005, primarily related to the Kraft restructuring program, partially offset by lower operating results from the food and financial services businesses.

Currency movements increased net revenues by $797 million ($417 million, after excluding the impact of currency movements on excise taxes) and operating income by $159 million. Currency related increases in net revenues and operating income were due primarily to the weakness versus prior year of the U.S. dollar against the euro, Japanese yen and Central and Eastern European currencies.

Altria Group, Inc.’s effective tax rate increased by 2.2 percentage points to 28.7%. The effective tax rate comparison reflects a $209 million benefit related to dividend repatriation under the American Jobs Creation Act in 2005, and the reversal of $320 million of tax accruals no longer required due to foreign tax events that were resolved during the second quarter of 2004.

Minority interest in earnings from continuing operations and equity earnings, net, was $47 million of expense for the three months ended June 30, 2005, compared with $26 million of expense for the three months ended June 30, 2004. The increase in expense from 2004 was due primarily to lower 2005 equity income from SABMiller, which primarily reflected a gain on the sale of a business in 2004.

Earnings from continuing operations of $2.9 billion increased $304 million (11.7%), due primarily to higher operating income from the tobacco businesses, the initial charge for the international tobacco E.C. agreement in 2004, lower asset impairment and exit costs in 2005, primarily related to the Kraft restructuring program, and the favorable impact of currency, partially offset by lower operating income from the food and financial services businesses and a higher effective tax rate. Diluted and basic EPS from continuing operations of $1.40 and $1.41, respectively, increased by 11.1% and 11.0%, respectively.

(Loss)/earnings from discontinued operations, net of income taxes and minority interest, was a loss of $245 million for the three months ended June 30, 2005, compared with earnings of $19 million for the three months ended June 30, 2004, due primarily to the recording of additional tax expense as a loss on sale of Kraft’s sugar confectionery business in the second quarter of 2005.

Net earnings of $2.7 billion increased $40 million (1.5%). Diluted and basic EPS from net earnings of $1.28 and $1.29, respectively, each increased by 0.8%.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and abroad, faces a number of challenges that may continue to adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and ALG. These challenges, which are discussed below and in Cautionary Factors That May Affect Future Results, include:

•	the civil lawsuit, filed by the United States federal government against various cigarette manufacturers and others, including PM USA and ALG, discussed in Note 11. Contingencies (“Note 11”);

•	a compensatory and punitive damages judgment totaling approximately $10.1 billion against PM USA in the Price Lights/Ultra Lights class action, and punitive damages verdicts against PM USA in other smoking and health cases discussed in Note 11;

•	a $74 billion punitive damages judgment against PM USA in the Engle smoking and health class action, which has been overturned by a Florida district court of appeal and is currently on appeal to the Florida Supreme Court;

•	pending and threatened litigation and bonding requirements as discussed in Note 11;

•	competitive disadvantages related to price increases in the United States attributable to the settlement of certain tobacco litigation;

•	actual and proposed excise tax increases worldwide as well as changes in tax structures in foreign markets;

•	the sale of counterfeit cigarettes by third parties;

•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations involving contraband shipments of cigarettes;

•	governmental investigations;

•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;

•	actual and proposed restrictions on imports in certain jurisdictions outside the United States;

•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales;

•	governmental and private bans and restrictions on smoking;

•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking;

•	governmental regulations setting ignition propensity standards for cigarettes; and

•	other actual and proposed tobacco legislation both inside and outside the United States.

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

Tax increases are expected to continue to have an adverse impact on sales of cigarettes by PM USA and PMI, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

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

See Note 11, which describes pending litigation concerning the use of brand descriptors and “Governmental Investigations” below, which describes a recently completed investigation concerning the use of descriptors in Australia.

Food and Drug Administration (“FDA”) Regulations: ALG and PM USA endorsed federal legislation introduced in May 2004 in the Senate and the House of Representatives, known as the Family Smoking Prevention and Tobacco Control Act, which would have granted the FDA the authority to regulate the design, manufacture and marketing of cigarettes and disclosures of related information. The legislation also would have granted the FDA the authority to combat counterfeit and contraband tobacco products and would have imposed fees to pay for the cost of regulation and other matters. The legislation was passed by the Senate, but Congress adjourned in October 2004 without enacting it. In March 2005, bipartisan legislation was reintroduced in the Senate and House of Representatives that, if enacted, would grant the FDA the authority to broadly regulate tobacco products as described above. ALG and PM USA support this legislation. Whether Congress will grant the FDA authority over tobacco products in the future cannot be predicted.

Tobacco Quota Buy-Out: In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the proposed buy-out is approximately $9.6 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by four of the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of pool stock tobacco accumulated under the previous tobacco price support program. PM USA anticipates that it will be notified later this year as to the amount of its share of tobacco pool stock losses. For a discussion of the NTGST, see Note 11. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2005 and beyond.

Following the enactment of FETRA, the trustee of the NTGST and the state entities conveying NTGST payments to tobacco growers and quota holders, alleging that the offset provisions do not apply to payments due in 2004, sued tobacco product manufacturers. In December 2004, a North Carolina court ruled that the tobacco manufacturers, including PM USA, are entitled to receive a refund of amounts paid to the NTGST during the first three quarters of 2004 and are not required to make the payments that would otherwise have been due during the fourth quarter of 2004. Plaintiffs’ appeal was heard in May 2005, and the parties are awaiting the appellate court’s decision. If the trial court’s ruling is ultimately upheld, PM USA would reverse pre-tax accruals and receive reimbursements totaling $232 million.

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

The WHO’s Framework Convention on Tobacco Control: The FCTC entered into force on February 27, 2005. As of July 15, 2005, the FCTC had been signed by 168 countries and the EU and ratified by 74 countries. The FCTC is the first treaty to establish a global agenda for tobacco regulation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product advertising and promotion; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that may include the use of pictures or graphic images; adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers.

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

Reduced Cigarette Ignition Propensity Legislation: Effective June 28, 2004, all cigarettes sold or offered for sale in New York are required to meet certain reduced ignition propensity standards established in regulations issued by the New York State Office of Fire Prevention and Control. Effective May 1, 2006, cigarettes sold in Vermont also must meet certain reduced ignition propensity standards. Similar regulation or legislation is being considered in several states, at the federal level, and in jurisdictions outside the United States. Similar legislation has been passed in Canada and will take effect on October 1, 2005.

Other Legislation and Legislative Initiatives: Legislative and regulatory initiatives affecting the tobacco industry have been adopted or are being considered in a number of countries and jurisdictions. In 2001, the EU adopted a directive on tobacco product regulation requiring EU Member States to implement regulations that reduce maximum permitted levels of tar, nicotine and carbon monoxide yields; require manufacturers to disclose ingredients and toxicological data; and require cigarette packs to carry health warnings covering no less than 30% of the front panel and no less than 40% of the back panel. The directive also gives Member States the option of introducing graphic warnings as of 2005; requires tar, nicotine and carbon monoxide data to cover at least 10% of the side panel; and prohibits the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others.

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

Australia:	In 2001, the Australian Consumer and Competition Commission (the “ACCC”) initiated an investigation into the use of descriptors in Australia, in order to determine whether their use constitutes false and misleading conduct. The investigation was directed at PMI’s Australian affiliates, and other Australian cigarette manufacturers. In May 2005, PMI’s Australian affiliates and the ACCC resolved the ACCC’s investigation. PMI’s Australian affiliates agreed, as from July 31, 2005, to refrain from using descriptors in Australia on cigarettes, cigarette packaging and on material intended to be disseminated to the general public in Australia in relation to the marketing, advertising or sale of cigarettes. In addition, PMI’s Australian affiliates agreed to contribute AU$4 million (approximately US$3 million) towards funding of government health and education programs in relation to low yield cigarettes and the health issues associated with cigarette use. The investigation has now been concluded.

Canada:	ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of ALG entities relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s.

Greece:	In 2003, the competition authorities in Greece initiated an investigation into cigarette price increases in that market. PMI’s Greek affiliates have responded to the authorities’ request for information.

Italy:	Pursuant to two separate requests from a consumer advocacy group, the Italian competition authorities held that the use of the “lights” descriptors such as Marlboro Lights, Merit Ultra Lights, and Diana Leggere brands were misleading advertising, but took no action because an EU directive prohibited the use of the descriptors as of October 2003. PMI has appealed the decisions to the administrative court.

ALG and its subsidiaries cannot predict the outcome of these investigations or whether additional investigations may be commenced.

Cooperation Agreement between PMI and the European Commission: In July 2004, PMI entered into an agreement with the European Commission (acting on behalf of the European community) and 10 Member States of the EU that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the European Community and the 10 Member States that signed the agreement, on the one hand, and PMI and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years. In the second quarter of 2004, PMI recorded a pre-tax charge of $250 million for the initial payment. The agreement calls for payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary, and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the EU in the year preceding payment. PMI will record these payments as an expense in cost of sales when product is shipped.

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

Operating Results – Six Months Ended June 30, 2005

The following discussion compares tobacco operating results for the six months ended June 30, 2005, with the six months ended June 30, 2004.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	(in millions)
	2005	2004	2005	2004
Domestic tobacco	$8,936	$8,586	$2,299	$2,182
International tobacco	22,910	20,107	4,099	3,303

Total tobacco	$31,846	$28,693	$6,398	$5,485

Domestic tobacco. PM USA’s net revenues, which include excise taxes billed to customers, increased $350 million (4.1%). Excluding excise taxes, net revenues increased $344 million (5.1%), due primarily to lower wholesale promotional allowance rates on its Focus on Four brands and higher pricing on its other brands, partially offset by higher retail allowances (all aggregating to $296 million) and higher volume ($43 million).

Operating companies income increased $117 million (5.4%), due primarily to the previously discussed lower wholesale promotional allowance rates and higher pricing, net of higher retail allowances and expenses related to the quota buy-out legislation (aggregating $63 million), higher volume ($32 million), lower marketing, administration and research costs ($24 million, due primarily to lower marketing expenses ($67 million), partially offset by an increase in research and development expenses ($37 million)) and lower pre-tax charges for the domestic tobacco headquarters relocation ($17 million).

PM USA’s shipment volume was 92.1 billion units, an increase of 0.4%, but would have been essentially flat when adjusted for the timing of promotional shipments, the timing of trade purchases in advance of the July 4th holiday and an extra shipping day in the first six months of 2004. In the premium segment, PM USA’s shipment volume increased 0.6%. Marlboro shipment volume increased 987 million units (1.3%) to 74.6 billion units. In the discount segment, PM USA’s shipment volume decreased 1.7%, while Basic shipment volume was down 1.2% to 7.6 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Six Months Ended June 30,
	2005	2004
Marlboro	39.9%	39.3%
Parliament	1.7	1.7
Virginia Slims	2.3	2.4
Basic	4.3	4.2

Focus on Four Brands	48.2	47.6
Other	1.8	2.1

Total PM USA	50.0%	49.7%

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

International tobacco. International tobacco net revenues, which include excise taxes billed to customers, increased $2.8 billion (13.9%). Excluding excise taxes, net revenues increased $1.1 billion (11.9%), due primarily to price increases ($496 million), favorable currency ($457 million) and the impact of acquisitions ($136 million).

Operating companies income increased $796 million (24.1%), due primarily to price increases ($496 million), favorable currency ($262 million), the initial charge in 2004 related to the international tobacco E.C. agreement ($250 million) and the impact of acquisitions ($83 million, which includes equity income earned from March to May of 2005), partially offset by unfavorable volume/mix ($103 million, reflecting favorable volume but unfavorable mix), expenses related to the international tobacco E.C. agreement ($80 million) and higher marketing, administration and research costs ($78 million).

PMI’s cigarette volume of 403.3 billion units increased 13.7 billion units (3.5%), due primarily to higher volume in Italy as a result of the one-time inventory sale to PMI’s new distributor and acquisition volumes in Indonesia and Colombia. Excluding the volume related to the new distributor in Italy and acquisitions, shipments increased approximately 1%. In Western Europe, cigarette volume decreased 2.0%, due primarily to declines in Germany, Spain and Portugal, partially offset by the inventory sale in Italy. Excluding the inventory sale in Italy, PMI’s volume decreased 6.0% in Western Europe. In Germany, PMI’s cigarette volume declined 16.5% and market share was down 0.6 share points to 36.7%, reflecting a lower total cigarette market due to one less selling day in the first half of 2005 and tax-driven price increases in March and December 2004, which accelerated down trading to low-priced tobacco portions, which currently are subject to favorable excise tax treatment compared with cigarettes. PMI captured a 13.5% share of the German tobacco portions segment due to Marlboro and Next tobacco portions, which were launched in the second quarter of 2004. Shipment volume decreased 3.5% in Spain, reflecting a lower total market due to one less selling day and declining smoking incidence, as well as an unfavorable distributor inventory movement. In Portugal, PMI’s cigarette volume declined 7.3%, reflecting a lower total market due to three less selling days and declining smoking incidence. PMI’s market share in Portugal decreased 2.5 share points to 86.3%. In Italy, volume increased 11.6%, mainly reflecting the one-time inventory sale to its new distributor. Market share in Italy increased 1.0 share point to 52.5%. In Italy, industry shipments of cigarettes declined 4.9%, due to one less selling day, price sensitivity following December 2004 tax-driven price increases and recently enacted smoking restrictions, partially offset by trade purchases ahead of a July 2005 price increase. In Central and Eastern Europe, Middle East & Africa, volume increased, due to gains in Egypt, Greece, Poland, Russia, Saudi Arabia, Turkey and Ukraine, partially offset by declines in Romania, Serbia and Switzerland. In worldwide duty-free, volume declined, mainly reflecting the timing of shipments to Asia and lower volumes in Europe and Latin America. In Asia, volume increased, due primarily to the acquisition in Indonesia, strong performance of Marlboro in the Philippines and L&M growth in Thailand, partially offset by lower volumes in Korea and Australia following tax-driven price increases. In Japan, PMI’s volume was down 1.2%, reflecting the industry decline of 2.5%. In Latin America, volume increased 0.6%, primarily due to the acquisition in Colombia, mostly offset by declines in Argentina and Brazil.

PMI achieved market share gains in a number of important markets, including France, Indonesia, Italy, Japan, Korea, Mexico, the Netherlands, Poland, Russia, Turkey, Thailand and Ukraine.

Volume for Marlboro cigarettes grew 4.2%, due primarily to the timing of shipments to Japan, the inventory sale in Italy and gains in the Philippines and Ukraine, partially offset by lower volumes in Germany and worldwide duty-free. Excluding the timing of shipments to Japan and the inventory sale in Italy, Marlboro cigarette volume was down 0.6%. Marlboro market share increased in many important markets, including France, Japan, Korea, Mexico, the Netherlands, Portugal, Spain, Switzerland, Turkey and Ukraine.

As discussed in Note 6. Acquisitions, during the first six months of 2005, PMI acquired 98% of the outstanding shares of Sampoerna, an Indonesian tobacco company, and a 97.9% stake in Coltabaco, the largest tobacco company in Colombia.

During the second quarter of 2004, PMI purchased a tobacco business in Finland for a cost of approximately $40 million.

PMI’s license agreement with Japan Tobacco Inc. for the manufacture and sale of Marlboro cigarettes in Japan was not renewed when the agreement expired in April 2005. PMI has undertaken the manufacture and merchandising of Marlboro and has expanded its field force and vending machine infrastructure in Japan.

Operating Results – Three Months Ended June 30, 2005

The following discussion compares tobacco operating results for the three months ended June 30, 2005, with the three months ended June 30, 2004.

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	(in millions)
	2005	2004	2005	2004
Domestic tobacco	$4,790	$4,582	$1,261	$1,212
International tobacco	11,565	10,064	2,024	1,468

Total tobacco	$16,355	$14,646	$3,285	$2,680

Domestic tobacco. PM USA’s net revenues, which include excise taxes billed to customers, increased $208 million (4.5%). Excluding excise taxes, net revenues increased $195 million (5.4%), due primarily to lower wholesale promotional allowance rates on its Focus on Four brands and higher pricing on its other brands, partially offset by higher retail allowances (all aggregating to $119 million) and higher volume ($74 million).

Operating companies income increased $49 million (4.0%), due primarily to higher volume ($54 million), lower pre-tax charges for the domestic tobacco headquarters relocation ($8 million) and the previously discussed lower wholesale promotional allowance rates and higher pricing, net of higher retail allowances and expenses related to the quota buy-out legislation (aggregating $5 million), partially offset by higher research and development costs ($22 million).

PM USA’s shipment volume was 49.3 billion units, an increase of 1.4%, but would have been essentially flat when adjusted for the timing of promotional shipments and the timing of trade purchases in advance of the July 4th holiday. In the premium segment, PM USA’s shipment volume increased 1.5%, driven by Marlboro shipment volume, which increased 1.0 billion units (2.7%) to 40.0 billion units. In the discount segment, PM USA’s shipment volume increased 0.2%, driven by Basic shipment volume, which increased 0.8% to 4.1 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Three Months Ended June 30,
	2005	2004
Marlboro	40.0%	39.6%
Parliament	1.7	1.6
Virginia Slims	2.3	2.3
Basic	4.3	4.2

Focus on Four Brands	48.3	47.7
Other	1.7	2.1

Total PM USA	50.0%	49.8%

PM USA’s retail share of the premium category was 62.0% in the second quarter of 2005, unchanged from the second quarter of 2004. In the discount category, PM USA’s share increased 0.4 share points to 16.4%, driven by Basic.

International tobacco. International tobacco net revenues, which include excise taxes billed to customers, increased $1.5 billion (14.9%). Excluding excise taxes, net revenues increased $618 million (13.9%), due primarily to favorable currency ($232 million), price increases ($215 million), and the impact of acquisitions ($125 million) and higher volume/mix ($46 million).

Operating companies income increased $556 million (37.9%), due primarily to the initial charge in 2004 related to the international tobacco E.C. agreement ($250 million), price increases ($215 million), favorable currency ($136 million) and the impact of acquisitions ($79 million, which includes equity income earned from April to May of 2005), partially offset by expenses related to the international tobacco E.C. agreement ($41 million), higher marketing, administration and research costs ($38 million) and unfavorable volume/mix ($22 million, reflecting favorable volume but unfavorable mix).

PMI’s cigarette volume of 202.4 billion units increased 9.7 billion units (5.0%), due primarily to higher volume in Eastern Europe, the Middle East & Africa and acquisition volume in Indonesia and Colombia, partially offset by lower shipments in Western Europe. Excluding the volume related to acquisitions, shipments increased 1.6%. In Western Europe, cigarette volume declined 4.7%, due primarily to lower cigarette volume in Germany and Italy. In Germany, PMI’s cigarette volume declined 9.7% and market share was down 0.3 share points to 36.9%. PMI’s share of the other tobacco products segment in Germany grew to 9.7% compared with 6.0% in the second quarter of 2004. PMI’s share of the German tobacco portions segment increased 5.8 share points to 14.1% in the second quarter of 2005, due to Marlboro and Next tobacco portions, which were launched in the second quarter of 2004. In Italy, PMI’s cigarette volume declined 6.3% as an inventory reduction of approximately one billion units by PMI’s new distributor in Italy occurred in the second quarter of 2005. Market share in Italy increased 1.6 share points to 52.8%. Shipment volume decreased 3.6% in France, due to unfavorable inventory movements. PMI’s market share in France increased 1.9 share points to 41.8%. In Central and Eastern Europe, Middle East & Africa, PMI’s volume increased, due primarily to gains in the Czech Republic, Egypt, Greece, Russia, Saudi Arabia, the Slovak Republic, Turkey and Ukraine, partially offset by declines in Poland and Romania. In Russia, volume increased significantly, driven by Marlboro, Parliament, L&M, Chesterfield, and Muratti, as well as the timing of shipments. Market share in Russia also increased 1.0 share point to 27.1%. In Ukraine, volume growth of 21.9% and a market share increase of 1.3 share points to 32.1% were driven by consumer up-trading to PMI’s higher-priced international brands. In Turkey, shipment volume increased 10.1%, arising from gains for Marlboro and Parliament, which benefited from reduced price gaps with the mid-price segment, the recent launch of Bond Street and the price repositioning of Lark. In worldwide duty-free, volume increased, due to gains in Bulgaria, Romania and Turkey. In Asia, volume increased, due primarily to the acquisition in Indonesia, the timing of shipments to Japan, and growth in Thailand, partially offset by lower shipments in Korea following tax-driven price increases. In Latin America, volume increased, due primarily to the acquisition in Colombia, partially offset by declines in Argentina, Brazil and Mexico.

PMI achieved market share gains in a number of important markets including Egypt, France, Indonesia, Italy, Japan, Korea, Mexico, the Netherlands, Russia, Switzerland, Thailand, Turkey, Ukraine, and the United Kingdom.

Volume for Marlboro cigarettes grew 3.2%, due primarily to the timing of shipments to Japan, partially offset by decreases in Germany. Excluding the timing of shipments to Japan, Marlboro cigarette volume was down slightly. Marlboro market share increased in many important markets, including Egypt, France, Japan, Korea, the Netherlands, Portugal, Russia, Spain, Switzerland, Thailand, Turkey, Ukraine and the United Kingdom.

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

Commodity costs continued to rise for Kraft, with significant impacts resulting from higher coffee, nuts, energy and packaging costs. Second quarter commodity costs were up approximately $150 million versus the prior year, following a $250 million increase in the first quarter. Full-year 2005 commodity costs are projected to increase by approximately $600 million versus 2004, including an estimated $250 million in higher energy and packaging costs. This increase is on top of more than $900 million in higher commodity costs incurred during 2004 and approximately $500 million in 2003, for a three-year projected cumulative impact of approximately $2 billion. To recover the higher commodity costs, Kraft increased prices in many categories during the past year. In the second quarter, the price increases in the U.S. were more fully reflected in higher retail prices and aggregate category growth trends weakened.

In the ordinary course of business, Kraft is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Kraft and customer incentive programs and pricing actions, customer inventory programs, Kraft’s initiatives to improve supply chain efficiency, including efforts to align product shipments more closely with consumption by shifting some of its customer marketing programs to a consumption based approach, the financial condition of customers and general economic conditions.

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program (which is discussed further in Note 2. Asset Impairment and Exit Costs), Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur up to $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including $131 million and $418 million incurred during the six months ended June 30, 2005 and 2004, respectively, and $55 million and $138 million incurred during the three months ended June 30, 2005 and 2004, respectively. Total pre-tax charges for the program incurred through June 30, 2005 were $772 million. Approximately one-half of the pre-tax charges are expected to require cash payments.

In addition, Kraft expects to incur approximately $140 million in capital expenditures from 2004 through 2006 to implement the restructuring program, including $43 million spent in the first six months of 2005. From January 2004 through June 30, 2005, Kraft spent $89 million in capital to implement the restructuring program. Cost savings as a result of the restructuring program were approximately $127 million in 2004, are expected to increase by an incremental $120 million to $140 million in 2005 (approximately $75 million of which occurred during the first six months of 2005), and are anticipated to reach annualized cost savings of approximately $400 million by 2006, all of which are expected to be used in support of brand-building initiatives.

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

In June 2005, Kraft sold substantially all of its sugar confectionery business for approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. Kraft recorded a net loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction. ALG’s share of the loss, net of minority interest, was $255 million.

During the second quarter of 2005, Kraft sold its fruit snacks business, resulting in a pre-tax loss of $2 million. Kraft incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale of this business. During the first quarter of 2005, Kraft sold its U.K. desserts business and its U.S. yogurt business. The aggregate proceeds received from the sales of these businesses in the first six months of 2005 were $221 million, on which aggregate pre-tax gains of $115 million were recorded.

The operating results of businesses acquired and sold, excluding Kraft’s sugar confectionery business, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Operating Results – Six Months Ended June 30, 2005

The following discussion compares food operating results for the six months ended June 30, 2005, with the six months ended June 30, 2004.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2005	2004	2005	2004
	(in millions)
North American food	$11,304	$10,888	$1,968	$1,867
International food	5,089	4,778	540	409

Total food	$16,393	$15,666	$2,508	$2,276

North American food. Net revenues increased $416 million (3.8%), due primarily to higher net pricing ($162 million, reflecting commodity-driven price increases, partially offset by higher promotional spending), higher volume/mix ($150 million), favorable currency ($83 million) and the impact of acquisitions ($41 million), partially offset by the impact of divestitures ($20 million). Revenue growth reflects positive mix across much of the portfolio, commodity-driven pricing, and volume gains in cereals, biscuits and meats. These were partially offset by lower volume reflecting weaker category trends in certain products, such as coffee and nuts, due to higher retail prices.

Operating companies income increased $101 million (5.4%), due primarily to lower pre-tax charges for asset impairment and exit costs ($162 million), higher pricing, net of cost increases ($48 million, including higher commodity costs and increased promotional spending) and higher volume/mix ($47 million), partially offset by higher marketing, administration and research costs ($156 million, which includes higher benefit costs).

Volume increased 0.5%, due primarily to the acquisition of a beverage business in 2004, partially offset by the impact of divestitures. Excluding acquisitions and divestitures, volume decreased 0.8%. In U.S. Beverages, volume increased, driven primarily by an acquisition, partially offset by volume declines in coffee due to commodity-driven price increases and in ready-to-drink refreshment beverages due to category weakness. In U.S. Snacks & Cereals, volume increased, due primarily to higher biscuit shipments and new product introductions in cereals, partially offset by lower snack nut shipments, due to commodity-driven price increases. Volume increased in U.S. Convenient Meals, due primarily to new product introductions and higher shipments of cold cuts, partially offset by lower shipments of pizza, due to increased competition, and the discontinuation of a product line in meals. In U.S. Cheese, Canada & North America Foodservice, volume decreased, due primarily to the impact of divestitures and lower volume in Canada, partially offset by higher volume in cheese and foodservice. In U.S. Grocery, volume decreased, due primarily to lower shipments of enhancers resulting from increased competitive activity, partially offset by new product introductions in desserts.

International food. Net revenues increased $311 million (6.5%), due primarily to favorable currency ($266 million), higher pricing ($47 million, including higher commodity-driven pricing, net of higher promotional spending) and favorable volume/mix ($31 million), partially offset by the impact of divestitures ($34 million). Net revenues were up in numerous markets, including developing markets, driven by double-digit growth in Russia and Ukraine. However, net revenues in Germany were down, as competitors lagged KIC’s price increases in coffee.

Operating companies income increased $131 million (32.0%), due primarily to gains on sales of businesses in 2005 ($116 million), lower pre-tax charges for asset impairment and exit costs ($79 million), favorable volume/mix ($40 million) and favorable currency ($31 million), partially offset by cost increases, including higher commodity costs and increased promotional spending, net of higher pricing ($84 million), higher fixed manufacturing costs ($15 million), higher marketing, administration and research costs ($14 million, including higher benefit costs, partially offset by $16 million of income from the recovery of receivables previously written-off), implementation costs associated with the Kraft restructuring program ($12 million), and the impact of divestitures ($11 million).

Volume decreased 2.0%, due primarily to higher commodity-driven pricing and the impact of divestitures.

In Europe, Middle East & Africa, volume decreased, due primarily to lower volume in Germany and the divestiture of the U.K. desserts business in the first quarter of 2005, partially offset by growth in developing markets, including Russia, Ukraine and the Middle East. Beverages volume decreased, driven by lower coffee shipments in Germany, due to commodity-driven price increases, partially offset by higher shipments of refreshment beverages in the Middle East and higher shipments of coffee in Russia and Ukraine. Convenient meals volume declined, due primarily to lower market performance in the United Kingdom. In grocery, volume also declined, due to the divestiture of the U.K. desserts business in the first quarter of 2005 and lower results in Egypt and Germany. Snacks volume was equal to prior year as gains in confectionery, benefiting from market growth in Russia and Ukraine, were offset by lower biscuits volume in Egypt. In cheese & dairy, volume increased, benefiting from higher shipments of cream cheese in the United Kingdom and processed cheese in Italy.

Volume decreased in Latin America & Asia Pacific, due primarily to lower shipments in Brazil and China, partially offset by growth in Southeast Asia. Snacks volume declined, impacted by increased biscuit competition in Brazil and China, and lower confectionery shipments in Brazil. Grocery volume also declined, due primarily to lower shipments in Venezuela and Central America. In beverages, volume increased, due primarily to refreshment beverages growth in the Philippines and Argentina, partially offset by lower results in China and Mexico. Cheese & dairy volume also increased, due primarily to gains in the Philippines, partially offset by a decline in Australia. In convenient meals, volume increased, due primarily to gains in Australia.

Operating Results – Three Months Ended June 30, 2005

The following discussion compares food operating results for the three months ended June 30, 2005, with the three months ended June 30, 2004.

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2005	2004	2005	2004
	(in millions)
North American food	$5,751	$5,596	$1,058	$1,034
International food	2,583	2,495	247	221

Total food	$8,334	$8,091	$1,305	$1,255

North American food. Net revenues increased $155 million (2.8%), due primarily to favorable volume/mix ($66 million), higher net pricing ($63 million, reflecting commodity-driven price increases) and favorable currency ($49 million), partially offset by the impact of divestitures ($23 million). Revenue growth reflects positive mix across much of the portfolio, commodity-driven pricing, volume gains in cereals, biscuits and meats, and the benefit of higher marketing. These were partially offset by lower volume reflecting weaker category trends in certain products, such as coffee and nuts, due to higher retail prices, as well as the timing of Easter.

Operating companies income increased $24 million (2.3%), due primarily to higher pricing, net of cost increases ($39 million, including higher commodity costs), lower pre-tax charges for asset impairment and exit costs ($34 million) and favorable volume/mix ($20 million), partially offset by higher marketing, administration and research costs, including higher benefit costs ($69 million).

Volume decreased 1.8%, due primarily to lower shipments in U.S. Beverages, the effect of commodity-driven price increases on category trends, the impact of divestitures and the timing of the Easter holiday. In

U.S. Beverages, volume declined, reflecting lower ready-to-drink shipments, due to trade inventory reductions and a category decline, and lower coffee shipments, due to commodity-driven price increases. Volume declined in U.S. Cheese, Canada & North America Foodservice, due primarily to the impact of divestitures, lower shipments in foodservice and Canada, as well as lower shipments in cheese resulting from the timing of the Easter holiday. In U.S. Convenient Meals, volume increased, due primarily to higher shipments of cold cuts and new product introductions. In U.S. Grocery, volume decreased, due primarily to a category decline and increased competitive activity in enhancers, partially offset by new product introductions in desserts. In U.S. Snacks & Cereals, volume increased, due primarily to new product introductions in biscuits and cereals, partially offset by lower snack nut shipments, due to commodity-driven price increases.

International food. Net revenues increased $88 million (3.5%), due primarily to favorable currency ($136 million), higher pricing ($30 million), partially offset by lower volume/mix ($56 million) and the impact of divestitures ($22 million). Second quarter net revenues reflect the impacts of price increases and positive mix, which were more than offset by lower volume. Net revenues increased in numerous markets, particularly developing markets. However, net revenues in Germany decreased on lower volume as competitors lagged KIC’s price increases in coffee. By the end of the second quarter, price gaps to key competitors in Germany returned to target ranges.

Operating companies income increased $26 million (11.8%), due primarily to lower pre-tax charges for asset impairment and exit costs ($66 million), favorable currency ($14 million) and lower marketing, administration and research costs ($4 million, including $16 million of income from the recovery of receivables previously written-off), partially offset by cost increases, including higher commodity costs and increased promotional spending, net of higher pricing ($36 million), the impact of divestitures ($8 million) and 2005 implementation costs associated with the restructuring program ($8 million). Costs for key commodities in KIC’s business were up substantially, with coffee up 60% and hazelnuts up more than 90% in the quarter versus prior year. While KIC has taken price increases in many geographies, the benefit of the pricing actions did not fully recover the impact of the commodity cost increases.

Volume decreased 3.9%, due primarily to the effect of higher commodity-driven pricing, the impact of divestitures and the timing of the Easter holiday.

In Europe, Middle East & Africa, volume decreased, due primarily to lower volume in Germany and the divestiture of the U.K. desserts business in the first quarter of 2005, partially offset by growth in developing markets, including Russia, Ukraine and the Middle East. Beverages volume decreased, impacted by lower coffee shipments in Germany, due to commodity-driven price increases, partially offset by higher refreshment beverage shipments in the Middle East and higher shipments of coffee in Russia and Ukraine. In snacks, volume also decreased, impacted by lower confectionery volume in Germany and lower biscuits volume in Egypt, partially offset by confectionery gains in Russia and Ukraine. In grocery, volume declined, due to the divestiture of the U.K. desserts business in the first quarter of 2005 and lower results in Germany and Egypt. Cheese & dairy volume increased, benefiting from higher shipments of cream cheese and processed cheese in Italy.

Volume decreased in Latin America & Asia Pacific, due primarily to lower shipments in Brazil and China, partially offset by growth in Southeast Asia. Snacks volume declined, impacted by lower confectionery shipments in Brazil, due to the timing of the Easter holiday, and increased biscuit competition in Brazil and China. Grocery volume also declined, due primarily to lower shipments in Latin America. In cheese & dairy, volume decreased, due primarily to lower shipments in Australia. In beverages, volume increased, due primarily to increased refreshment beverage shipments in the Philippines and Brazil, partially offset by lower results in China. Convenient meals volume also increased, due primarily to higher shipments in Argentina.

Financial Services

Business Environment

In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the first six months of 2005 and 2004, PMCC received proceeds from asset sales and maturities of $320 million and $384 million, respectively, and recorded gains of $32 million and $94 million, respectively, in operating companies income. During the three months ended June 30, 2005 and 2004, PMCC received proceeds from asset sales and maturities of $291 million and $231 million, respectively, and recorded gains of $30 million and $84 million, respectively, in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major United States carriers. At June 30, 2005, approximately 27%, or $2.2 billion of PMCC’s finance asset balance related to aircraft. Two of PMCC’s lessees, United Air Lines, Inc. (“UAL”) and US Airways Group, Inc. (“US Airways”) are currently under bankruptcy protection and therefore PMCC is not recording income on these leases.

PMCC leases 24 Boeing 757 aircraft to UAL with an aggregate finance asset balance of $555 million at June 30, 2005. PMCC has entered into an agreement with UAL to amend 18 direct finance leases subject to UAL’s successful emergence from bankruptcy and assumption of the leases. There is no third-party debt associated with these leases. UAL remains current on lease payments due to PMCC on these 18 amended leases. PMCC continues to monitor the situation at UAL with respect to the six remaining aircraft financed under leveraged leases, in which PMCC has an aggregate finance asset balance of $92 million. PMCC has no amended agreement relative to these leases since its interests are subordinate to those of public debt holders associated with the leveraged leases. Accordingly, since UAL has declared bankruptcy, PMCC has received no lease payments relative to these six aircraft and remains at risk of foreclosure on these aircraft by the senior lenders under the leveraged leases. UAL has proposed a restructuring to the public debt holders that would require the foreclosure of PMCC’s interests, but no agreement has been reached between UAL and the public debt holders. Should the foreclosure occur, the $92 million finance asset would be written off against PMCC’s allowance for losses. The foreclosure would also result in the acceleration of tax payments on these leases.

PMCC also leases 16 Airbus A-319 aircraft to US Airways financed under leveraged leases with an aggregate finance asset balance of $150 million at June 30, 2005. US Airways filed for bankruptcy protection in September 2004. Previously, US Airways emerged from Chapter 11 bankruptcy protection in March 2003, at which time PMCC’s leveraged leases were assumed pursuant to an agreement with US Airways. Since re-entering bankruptcy in September 2004, US Airways has entered into agreements with respect to all 16 PMCC aircraft, which require US Airways to honor its lease obligations on a going forward basis until it either assumes or rejects the leases. If US Airways rejects the leases on these aircraft, PMCC is at risk of having its interest in these aircraft foreclosed upon by the senior lenders under the leveraged leases. Also, US Airways and America West Holdings Corp. have recently proposed a business combination. PMCC leases five Airbus aircraft and three engines to America West with an aggregate finance asset balance of $47 million at June 30, 2005. The effect of the business combination, if any, on PMCC’s combined investment in both lessees is not yet known.

In addition, PMCC has an aggregate finance asset balance of $257 million at June 30, 2005, relating to six Boeing 757, nine Boeing 767 and four McDonnell Douglas (MD-88) aircraft leased to Delta Air Lines, Inc. (“Delta”) under long-term leveraged leases. In November 2004, PMCC, along with other aircraft lessors, entered into restructuring agreements with Delta. As a result of its agreement, PMCC recorded a charge to the allowance for losses of $40 million in the fourth quarter of 2004. Delta remains current under its restructured lease obligations to PMCC. Although a restructuring agreement with Delta was completed in 2004, Delta continues to face financial difficulties and there have been press reports that Delta may be considering filing for bankruptcy. As a result, PMCC is not recording income on these leases.

In recognition of ongoing concerns within its airline portfolio, PMCC recorded a provision for losses of $140 million in the fourth quarter of 2004. Previously, PMCC had recorded a provision for losses of $290 million in the fourth quarter of 2002 for its airline industry exposure. At June 30, 2005, PMCC’s allowance for losses, which includes the provisions recorded by PMCC for its airline industry exposure, was $499 million. It is possible that further adverse developments in the airline industry may require PMCC to increase its allowance for losses.

Operating Results

	2005	2004
	(in millions)
Net revenues:
Six months ended June 30,	$163	$256

Three months ended June 30,	$95	$157

Operating companies income:
Six months ended June 30,	$111	$195

Three months ended June 30,	$70	$125

PMCC’s net revenues and operating companies income for the six months ended June 30, 2005 decreased $93 million (36.3%) and $84 million (43.1%), respectively, from the comparable period in 2004, due primarily to the previously discussed change in strategy which resulted in lower lease portfolio revenues and lower gains from asset management activity. During the three months ended June 30, 2005, PMCC’s net revenues and operating companies income decreased $62 million (39.5%) and $55 million (44.0%), respectively, from the comparable period in 2004, due primarily to lower gains from asset management activity ($54 million).

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2005, net cash provided by operating activities was $5.1 billion compared with $4.4 billion during the comparable 2004 period. The increase in cash provided by operating activities was due primarily to higher earnings from continuing operations and lower escrow bond deposits related to the Price domestic tobacco case.

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

During the first six months of 2005, net cash used by investing activities was $3.8 billion, compared with $522 million during the first six months of 2004. The increase in cash used was due primarily to the purchase of 98% of the outstanding shares of Sampoerna in the first six months of 2005, partially offset by proceeds from the sales of businesses in the first six months of 2005.

Net Cash Provided by/Used in Financing Activities

During the first six months of 2005, net cash provided by financing activities was $1.8 billion, compared with $2.6 billion used in financing activities during the first six months of 2004. The change was due primarily to higher borrowings in the first six months of 2005, which were primarily related to the acquisition of Sampoerna.

Cash and Cash Equivalents

Altria Group, Inc. had cash and cash equivalents of $8.5 billion at June 30, 2005, the majority of which is in Europe and will be repatriated under Altria Group, Inc.’s $6 billion dividend repatriation plan under the American Jobs Creation Act.

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

Credit Lines – ALG and Kraft each maintain separate revolving credit facilities that they have historically used to support the issuance of commercial paper. However, as a result of the rating agencies’ actions discussed above, ALG’s and Kraft’s access to the commercial paper market was temporarily eliminated in 2003. Subsequently, in April 2003, ALG and Kraft began to borrow against existing credit facilities to repay maturing commercial paper and to fund normal working capital needs. By the end of May 2003, Kraft regained its access to the commercial paper market. ALG’s access to the commercial paper market has improved since it regained limited access in November 2003, but not to the levels achieved prior to the ratings downgrades.

As discussed in Note 6. Acquisitions, the purchase price of the Sampoerna acquisition was primarily financed through a Euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a Euro 2.5 billion three-year term loan facility and a Euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG. These facilities require PMI to maintain an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio of not less than 3.5 to 1.0. At June 30, 2005, PMI exceeded this ratio by a significant amount and is expected to continue to exceed it.

In April 2005, ALG negotiated a 364-day revolving credit facility in the amount of $1.0 billion and a new multi-year credit facility in the amount of $4.0 billion, which is due to expire in April 2010. In addition, ALG terminated the existing $5.0 billion multi-year credit facility, which was due to expire in July 2006. The new ALG facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreement, of 2.5 to 1.0, which remained unchanged from the previous multi-year facility. At June 30, 2005, the ratio calculated in accordance with the agreement was 9.9 to 1.0.

In April 2005, Kraft negotiated a new multi-year revolving credit facility to replace both its $2.5 billion 364-day facility that was due to expire in July 2005 and its $2.0 billion multi-year facility that was due to expire in July 2006. The new Kraft facility, which is for the sole use of Kraft, in the amount of $4.5 billion, expires in April 2010 and requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of Kraft’s previous facilities. At June 30, 2005, Kraft’s net worth was $29.9 billion.

ALG, PMI and Kraft expect to continue to meet their respective covenants. These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral. The multi-year facilities, which expire in April 2010, enable the respective companies to reclassify short-term debt on a long-term basis.

At June 30, 2005, $2.5 billion of short-term borrowings that PMI expects to remain outstanding at June 30, 2006 were reclassified as long-term debt.

At June 30, 2005, credit lines for ALG, Kraft and PMI, and the related activity were as follows (in billions of dollars):

ALG	June 30, 2005
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day	$1.0	$—	$—	$1.0
Multi-year	4.0		2.3	1.7

	$5.0	$—	$2.3	$2.7

Kraft	June 30, 2005
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available
Multi-year	$4.5	$—	$0.7	$3.8

PMI	June 30, 2005
Type	Credit Lines	Amount Drawn	Lines Available
Euro 2.5 billion, 3-year term loan	$3.1	$3.1	$—
Euro 2.0 billion, 5-year revolving credit	2.5	1.3	1.2

	$5.6	$4.4	$1.2

In addition to the above, certain international subsidiaries of ALG and Kraft maintain uncommitted credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.0 billion for ALG subsidiaries (other than Kraft) and approximately $0.6 billion for Kraft subsidiaries, are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $0.7 billion at June 30, 2005.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $27.8 billion and $23.0 billion at June 30, 2005 and December 31, 2004, respectively. Total consumer products debt was $25.7 billion and $20.8 billion at June 30, 2005 and December 31, 2004, respectively. Total consumer products debt includes third-party debt in Kraft’s condensed consolidated balance sheet of $10.6 billion and $12.3 billion at June 30, 2005 and December 31, 2004, respectively, and PMI third party debt of $5.2 billion at June 30, 2005. At June 30, 2005 and December 31, 2004, Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.77 and 0.68, respectively. The ratio of total debt to total equity was 0.83 and 0.75 at June 30, 2005 and December 31, 2004, respectively.

ALG does not guarantee the debt of Kraft or PMI.

Guarantees – As discussed in Note 11, at June 30, 2005, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $455 million, of which

$300 million have no specified expiration dates. The remainder expire through 2023, with $135 million expiring by June 30, 2006. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $43 million on its condensed consolidated balance sheet at June 30, 2005, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2005, subsidiaries of ALG were also contingently liable for $1.9 billion of guarantees related to their own performance, consisting of the following:

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

International Tobacco E.C. Agreement – On July 9, 2004, PMI entered into an agreement with the E.C. and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. This agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in the second quarter of 2004, and was paid in the third quarter of 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because the additional payments are subject to these variables, PMI records charges for them as an expense in cost of sales when product is shipped. During the third quarter of 2004, PMI began accruing for payments due on the first anniversary of the agreement.

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

As a result of these agreements, PM USA and PMI recorded the following amounts in cost of sales (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
PM USA	$2,453	$2,264	$1,312	$1,202
PMI	80		41

Total	$2,533	$2,264	$1,353	$1,202

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

Litigation Escrow Deposits – As discussed in Note 11, in connection with obtaining a stay of execution in May 2001 in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the June 30, 2005 and December 31, 2004 condensed consolidated balance sheets as other assets. These amounts will be returned to PM USA should it prevail in the appeal of this case. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

In addition, in connection with obtaining a stay of execution in the Price case, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution. Since this note is the result of an intercompany financing arrangement, it does not appear on the condensed consolidated balance sheet of Altria Group, Inc. In addition, PM USA agreed to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note which are due in equal installments in April 2008, 2009 and 2010. Through June 30, 2005, PM USA made $1.6 billion of the cash deposits due under the judge’s order. Cash deposits into the account are included in other assets on the condensed consolidated balance sheet. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court.

With respect to certain adverse verdicts and judicial decisions currently on appeal, other than the Engle and the Price cases discussed above, as of June 30, 2005, PM USA has posted various forms of security totaling approximately $320 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. In addition, as discussed in Note 11, PMI placed 51 million euro in an escrow account pending appeal of an adverse administrative court decision in Italy. These cash deposits are included in other assets on the condensed consolidated balance sheets.

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

Leases – PMCC’s investment in leases is included in finance assets, net, on the condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004. At June 30, 2005, PMCC’s net finance receivable of $7.3 billion in leveraged leases, which is included in Altria Group, Inc.’s condensed consolidated balance sheet as finance assets, net, consists of rents receivable ($25.8 billion) and the residual value of assets under lease ($1.9 billion), reduced by third-party nonrecourse debt ($17.3 billion) and unearned income ($3.1 billion). The payment of the nonrecourse debt is collateralized only by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at June 30, 2005, also include net finance receivables for direct finance leases of $0.7 billion and an allowance for losses ($0.5 billion).

Equity and Dividends

During December 2004, Kraft completed its $700 million share repurchase program and began a $1.5 billion two-year share repurchase program. During the first six months of 2005 and 2004, Kraft repurchased 12.3 million and 10.1 million shares, respectively, of its Class A common stock at a cost of $400 million and $325 million, respectively. As of June 30, 2005, Kraft had repurchased 13.7 million shares of its Class A common stock, under its $1.5 billion authority, at an aggregate cost of $450 million.

As discussed in Note 1. Accounting Policies, in January 2005, Altria Group, Inc. granted approximately 1.2 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 0.9 million equivalent shares. Restrictions on these shares lapse in the first quarter of 2008.

Dividends paid in the first six months of 2005 and 2004 were $3.0 billion and $2.8 billion, respectively, an increase of 8.5%, primarily reflecting a higher dividend rate in 2005. During the third quarter of 2004, Altria Group, Inc.’s Board of Directors approved a 7.4% increase in the quarterly dividend rate to $0.73 per share. As a result, the present annualized dividend rate is $2.92 per share.

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

A substantial portion of Altria Group, Inc.’s derivative financial instruments is effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
(Loss) gain at beginning of period	$(14)	$(83)	$19	$(70)
Derivative (gains) losses transferred to earnings	(19)	45	(7)	44
Change in fair value	98	28	53	16

Gain (loss) as of June 30	$65	$(10)	$65	$(10)

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates. Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At June 30, 2005 and December 31, 2004, Altria Group, Inc. had foreign exchange option and forward contracts with aggregate notional amounts of $7.3 billion and $9.7 billion, respectively. In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. A substantial portion of the foreign currency swap agreements is accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of June 30, 2005 and December 31, 2004. At June 30, 2005 and December 31, 2004, the notional amounts of foreign currency swap agreements aggregated $2.5 billion and $2.7 billion, respectively. At June 30, 2005, PMI had foreign exchange swap agreements that are used as economic hedges, but do not qualify as hedges under SFAS No. 133. These hedges, which have an estimated fair value of $50 million as of June 30, 2005 and a notional value of $100 million were held by Sampoerna, which PMI purchased during the second quarter of 2005.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the six months ended June 30, 2005 and 2004, a gain, net of income taxes, of $196 million and a loss, net of income taxes, of $82 million, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities. Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials. Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At June 30, 2005 and December 31, 2004, Kraft had net long commodity positions of $354 million and $443 million, respectively. In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at June 30, 2005 and December 31, 2004.

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

Tax increases are expected to continue to have an adverse impact on sales of cigarettes by our tobacco subsidiaries, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit or contraband products.

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

Food Raw Material Prices. The raw materials used by our food businesses are largely commodities that experience price volatility caused by external conditions, commodity market fluctuations, currency fluctuations and changes in governmental agricultural programs. Commodity price changes may result in unexpected increases in raw material and packaging costs (which are significantly affected by oil costs), and our operating subsidiaries may be unable to increase their prices to offset these increased costs without suffering reduced volume, net revenue and operating companies income. We do not fully hedge against changes in commodity prices and our hedging strategies may not work as planned.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ALG’s share repurchase activity for each of the three months ended June 30, 2005, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	32,044	$64.62	—	—
May 1, 2005 – May 31, 2005	448,826	$65.94	—	—
June 1, 2005 – June 30, 2005	156,079	$68.04	—	—

For the Quarter Ended June 30, 2005	636,949	$66.39

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who exercised stock options and used previously owned shares to pay all, or a portion of, the option exercise price and related taxes.

Item 6.	Exhibits.

(a)	Exhibits

4.1	5-Year Revolving Credit Agreement dated as of May 12, 2005, among Philip Morris International Inc., the Initial Lenders named therein, Citibank International plc as Facility Agent and Swingline Agent, Citigroup Global Markets Limited, Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank Securities Inc. and J.P. Morgan plc as Mandated Lead Arrangers and Bookrunners and ABN AMRO Bank N.V., HSBC Bank plc and Société Genéralé as Mandated Lead Arrangers. (Incorporated by reference to ALG’s Current Report on Form 8-K dated May 12, 2005).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Pending Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE
Dinyar S. Devitre
Senior Vice President and Chief Financial Officer

August 5, 2005