Form 10-Q
period 2005-09-30
ALTRIA GROUP INC
filed 2005-11-09
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At October 31, 2005, there were 2,082,368,923 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Consumer products
Cash and cash equivalents	$6,195	$5,744
Receivables (less allowances of $116 in 2005 and $139 in 2004)	5,503	5,754

Inventories:
Leaf tobacco	3,889	3,643
Other raw materials	2,457	2,170
Finished product	4,572	4,228

	10,918	10,041
Assets of discontinued operations held for sale		1,458
Other current assets	2,906	2,904

Total current assets	25,522	25,901
Property, plant and equipment, at cost	29,596	29,087
Less accumulated depreciation	13,278	12,782

	16,318	16,305
Goodwill	32,191	28,056
Other intangible assets, net	11,006	11,056
Other assets	13,826	12,485

Total consumer products assets	98,863	93,803

Financial services
Finance assets, net	7,210	7,827
Other assets	17	18

Total financial services assets	7,227	7,845

TOTAL ASSETS	$106,090	$101,648

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
LIABILITIES
Consumer products
Short-term borrowings	$3,412	$2,546
Current portion of long-term debt	2,155	1,751
Accounts payable	3,279	3,466
Accrued liabilities:
Marketing	2,345	2,516
Taxes, except income taxes	2,998	2,909
Employment costs	1,218	1,325
Settlement charges	3,336	3,501
Other	2,972	3,072
Income taxes	1,607	983
Dividends payable	1,669	1,505

Total current liabilities	24,991	23,574
Long-term debt	17,067	16,462
Deferred income taxes	7,070	7,677
Accrued postretirement health care costs	3,406	3,285
Minority interest	4,464	4,764
Other liabilities	6,610	6,856

Total consumer products liabilities	63,608	62,618

Financial services
Long-term debt	2,086	2,221
Deferred income taxes	5,668	5,876
Other liabilities	222	219

Total financial services liabilities	7,976	8,316

Total liabilities	71,584	70,934
Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,621	5,176
Earnings reinvested in the business	54,012	50,595
Accumulated other comprehensive losses (including currency translation of ($1,416) in 2005 and ($610) in 2004)	(1,848)	(1,141)

	58,720	55,565
Less cost of repurchased stock (725,727,468 shares in 2005 and 746,433,841 shares in 2004)	(24,214)	(24,851)

Total stockholders’ equity	34,506	30,714

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,090	$101,648

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Net revenues	$73,364	$67,230
Cost of sales	26,887	24,929
Excise taxes on products	22,271	19,631

Gross profit	24,206	22,670
Marketing, administration and research costs	10,817	10,113
Domestic tobacco headquarters relocation charges	3	25
Domestic tobacco loss on U.S. tobacco pool	138
Domestic tobacco quota buy-out	(115)
International tobacco E.C. agreement		250
Asset impairment and exit costs	302	530
(Gains) losses on sales of businesses, net	(115)	8
Provision for airline industry exposure	200
Amortization of intangibles	14	12

Operating income	12,962	11,732
Interest and other debt expense, net	907	885

Earnings from continuing operations before income taxes and minority interest	12,055	10,847
Provision for income taxes	3,581	3,419

Earnings from continuing operations before minority interest	8,474	7,428
Minority interest in earnings from continuing operations, and equity earnings, net	95	(2)

Earnings from continuing operations	8,379	7,430
(Loss) earnings from discontinued operations, net of income taxes and minority interest	(233)	39

Net earnings	$8,146	$7,469

Per share data:

Basic earnings per share:
Continuing operations	$4.05	$3.63
Discontinued operations	(0.11)	0.02

Net earnings	$3.94	$3.65

Diluted earnings per share:
Continuing operations	$4.01	$3.61
Discontinued operations	(0.11)	0.01

Net earnings	$3.90	$3.62

Dividends declared	$2.26	$2.09

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2005	2004
Net revenues	$24,962	$22,615
Cost of sales	9,082	8,347
Excise taxes on products	7,656	6,751

Gross profit	8,224	7,517
Marketing, administration and research costs	3,619	3,302
Domestic tobacco headquarters relocation charges		5
Domestic tobacco loss on U.S. tobacco pool	138
Domestic tobacco quota buy-out	(115)
Asset impairment and exit costs	61	62
Losses on sales of businesses		8
Provision for airline industry exposure	200
Amortization of intangibles	6	3

Operating income	4,315	4,137
Interest and other debt expense, net	306	288

Earnings from continuing operations before income taxes and minority interest	4,009	3,849
Provision for income taxes	1,098	1,287

Earnings from continuing operations before minority interest	2,911	2,562
Minority interest in earnings from continuing operations, and equity earnings, net	28	(75)

Earnings from continuing operations	2,883	2,637
Earnings from discontinued operations, net of income taxes and minority interest		11

Net earnings	$2,883	$2,648

Per share data:

Basic earnings per share:
Continuing operations	$1.39	$1.29
Discontinued operations

Net earnings	$1.39	$1.29

Diluted earnings per share:
Continuing operations	$1.38	$1.28
Discontinued operations		0.01

Net earnings	$1.38	$1.29

Dividends declared	$0.80	$0.73

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2004 and

the Nine Months Ended September 30, 2005

(in millions of dollars, except per share data)

(Unaudited)

	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)			Cost of Repurchased Stock	Total Stock- holders’ Equity
				Currency Translation Adjustments	Other	Total
Balances, January 1, 2004	$935	$4,813	$47,008	$(1,578)	$(547)	$(2,125)	$(25,554)	$25,077

Comprehensive earnings:
Net earnings			9,416					9,416
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				968		968		968
Additional minimum pension liability					(53)	(53)		(53)
Change in fair value of derivatives accounted for as hedges					69	69		69

Total other comprehensive earnings								984

Total comprehensive earnings								10,400

Exercise of stock options and issuance of other stock awards		363	(39)				703	1,027
Cash dividends declared ($2.82 per share)			(5,790)					(5,790)

Balances, December 31, 2004	935	5,176	50,595	(610)	(531)	(1,141)	(24,851)	30,714

Comprehensive earnings:
Net earnings			8,146					8,146
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(806)		(806)		(806)
Additional minimum pension liability					15	15		15
Change in fair value of derivatives accounted for as hedges					84	84		84

Total other comprehensive losses								(707)

Total comprehensive earnings								7,439

Exercise of stock options and issuance of other stock awards		408	(38)				637	1,007
Cash dividends declared ($2.26 per share)			(4,691)					(4,691)
Other		37						37

Balances, September 30, 2005	$935	$5,621	$54,012	$(1,416)	$(432)	$(1,848)	$(24,214)	$34,506

Total comprehensive earnings were $2,501 million and $2,798 million, respectively, for the quarters ended September 30, 2005 and 2004, and $7,619 million for the first nine months of 2004.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$8,155	$7,318
- Financial services	(9)	151

Net earnings	8,146	7,469

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	1,223	1,169
Deferred income tax (benefit) provision	(299)	765
Minority interest in earnings and equity earnings, net	95	4
Domestic tobacco headquarters relocation charges, net of cash paid	(9)	(16)
Domestic tobacco loss on U.S. tobacco pool, net of cash paid	2
Domestic tobacco quota buy-out	(115)
Domestic tobacco legal settlement, net of cash paid		(57)
Escrow bond for the Price domestic tobacco case	(420)	(610)
Asset impairment and exit costs, net of cash paid	130	438
Integration costs, net of cash paid	(1)	(1)
Loss on sale of discontinued operations	32
(Gains) losses on sales of businesses, net	(115)	8
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	211	(167)
Inventories	(569)	(58)
Accounts payable	(116)	(317)
Income taxes	416	53
Accrued liabilities and other current assets	(597)	530
Domestic tobacco accrued settlement charges	(193)	(129)
Pension plan contributions	(1,028)	(790)
Pension provisions and postretirement, net	565	306
Other	509	144
Financial services
Deferred income tax benefit	(193)	(29)
Provision for airline industry exposure	200
Other	81	91

Net cash provided by operating activities	7,955	8,803

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(1,489)	$(1,198)
Purchases of businesses, net of acquired cash	(4,897)	(177)
Proceeds from sales of businesses	1,652	11
Other	84	46
Financial services
Investments in finance assets	(2)	(9)
Proceeds from finance assets	446	605

Net cash used in investing activities	(4,206)	(722)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance (repayment) of short-term borrowings	3,782	(85)
Long-term debt proceeds	52	59
Long-term debt repaid	(1,762)	(568)
Financial services
Long-term debt repaid		(189)

Repurchase of Kraft Foods Inc. common stock	(783)	(481)
Dividends paid on Altria Group, Inc. common stock	(4,527)	(4,173)
Issuance of Altria Group, Inc. common stock	801	542
Other	(416)	(334)

Net cash used in financing activities	(2,853)	(5,229)

Effect of exchange rate changes on cash and cash equivalents	(445)	40

Cash and cash equivalents:

Increase	451	2,892

Balance at beginning of period	5,744	3,777

Balance at end of period	$6,195	$6,669

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

In June 2005, Kraft Foods Inc. (“Kraft”) sold substantially all of its sugar confectionery business for approximately $1.4 billion. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. Kraft recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction. ALG’s share of the loss, net of minority interest, was $255 million.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the three-year restriction period. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and other stock awards of $198 million (including $112 million related to Kraft awards) and $138 million (including $79 million related to Kraft awards) for the nine months ended September 30, 2005 and 2004, respectively, and $64 million (including $36 million related to Kraft awards) and $46 million (including $27 million related to Kraft awards) for the three months ended September 30, 2005 and 2004, respectively. The unamortized portion of restricted stock and rights awards to employees of Altria Group, Inc. and Kraft was $422 million at September 30, 2005. This amount included $243 million related to Kraft and $179 million related to Altria Group, Inc.

In addition to restricted stock, Altria Group, Inc.’s stock-based employee compensation plans permit the issuance of stock options to employees. Altria Group, Inc. applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock options within those plans. No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price not less than the market value of the common stock on the date of the grant. However, as noted above, net earnings includes compensation expense related to restricted stock and rights to receive shares of stock. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the nine months and three months ended September 30, 2005 and 2004 (in millions, except per share data):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$8,146	$7,469	$2,883	$2,648
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	12	11	5	2

Pro forma net earnings	$8,134	$7,458	$2,878	$2,646

Earnings per share:
Basic - as reported	$3.94	$3.65	$1.39	$1.29

Basic - pro forma	$3.94	$3.65	$1.39	$1.29

Diluted - as reported	$3.90	$3.62	$1.38	$1.29

Diluted - pro forma	$3.89	$3.62	$1.37	$1.28

Altria Group, Inc. has not granted stock options to employees since 2002. The amount shown above as stock-based compensation expense relates primarily to Executive Ownership Stock Options (“EOSOs”). Under certain circumstances, senior executives who exercise outstanding stock options, using shares to pay the option exercise price and taxes, receive EOSOs equal to the number of shares tendered. During the nine months ended September 30, 2005 and 2004, Altria Group, Inc. granted 1.5 million and 1.3 million EOSOs, respectively. During the three months ended September 30, 2005 and 2004, Altria Group, Inc. granted 0.3 million EOSOs in each period.

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

Note 2.  Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2005	2004	2005	2004
		(in millions)
Separation program	Domestic tobacco	$-	$1	$-	$-
Separation program	International tobacco	26	12	8	1
Separation program	General corporate*	40	16	2
Restructuring program	North American food	31	289	2	5
Restructuring program	International food	81	163	24	39
Asset impairment	International tobacco	31	12	25
Asset impairment	North American food	93
Asset impairment	International food		12
Asset impairment	General corporate*		20		17
Lease termination	General corporate*		5

Asset impairment and exit costs		$302	$530	$61	$62

*	Altria Group, Inc. recorded pre-tax charges of $40 million and $41 million, during the nine months ended September 30, 2005 and 2004, respectively, and $2 million and $17 million, during the three months ended September 30, 2005 and 2004, respectively, primarily related to the streamlining of various corporate functions in 2005 and 2004, and the write-off of an investment in an e-business consumer products purchasing exchange in 2004.

Kraft Restructuring Program

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur approximately $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including $814 million incurred from January 2004 through September 30, 2005.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pre-tax restructuring charges during 2005 are expected to be between $440 million and $470 million, including $173 million incurred in the first nine months of 2005. Approximately one-half of the pre-tax charges are expected to require cash payments. It is possible that Kraft may undertake additional restructuring programs in the future.

Kraft recorded $205 million and $464 million, during the nine months ended September 30, 2005 and 2004, respectively, and $26 million and $44 million during the three months ended September 30, 2005 and 2004, respectively, of asset impairment and exit costs on the condensed consolidated statements of earnings. During the nine months ended September 30, 2005 and 2004, these pre-tax charges were composed of $112 million and $452 million, respectively, of costs under the restructuring program, as well as $93 million and $12 million, respectively, of asset impairment charges. During the three months ended September 30, 2005 and 2004, all of the pre-tax charges related to the restructuring program. Year-to-date pre-tax restructuring charges in 2005 reflect closing announcements for three plants, for a total of sixteen since January 2004, and the continuation of a number of workforce reduction programs. Approximately $80 million of the pre-tax restructuring charges incurred during the first nine months of 2005 will require cash payments.

Pre-tax restructuring liability activity for the nine months ended September 30, 2005, was as follows (in millions):

	For the Nine Months Ended September 30, 2005
	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2005	$91	$-	$19	$110
Charges	79	13	20	112
Cash spent	(80)		(39)	(119)
Charges against assets	(13)	(13)		(26)
Currency	(2)			(2)

Liability balance, September 30, 2005	$75	$-	$-	$75

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during 2004 and the first nine months of 2005, as part of the overall restructuring program, will result in the elimination of approximately 4,600 positions. At September 30, 2005, approximately 3,700 of these positions have been eliminated. In October 2005, Kraft announced several simplification initiatives relating to its organizational structure. These initiatives will result in the elimination of approximately 600 additional positions, bringing total announcements to approximately 5,200 toward the program objective of approximately six thousand. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements. Severance charges taken against assets relate to incremental pension costs, which reduce prepaid pension assets.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Kraft recorded pre-tax implementation costs associated with the restructuring program. These costs include the discontinuance of certain product lines and incremental costs related to the integration and streamlining of functions and closure of facilities. These costs were recorded on the condensed consolidated statements of earnings as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$1	$5	$-	$5
Cost of sales	34	8	8	(2)
Marketing, administration and research costs	26	4	8	4

Total – Continuing Operations	61	17	16	7
Discontinued Operations		9		9

Total Implementation Costs	$61	$26	$16	$16

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

International Tobacco Asset Impairment Charge

During the third quarter of 2005, Philip Morris International, Inc. (“PMI”) recorded a $25 million non-cash pre-tax charge related to obsolete equipment.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Service cost	$213	$188	$156	$135
Interest cost	470	456	215	189
Expected return on plan assets	(649)	(693)	(265)	(225)
Amortization:
Unrecognized net loss from experience differences	210	112	54	37
Prior service cost	12	12	10	11
Other expense	20		6	5

Net periodic pension cost	$276	$75	$176	$152

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Service cost	$70	$64	$51	$45
Interest cost	155	154	71	63
Expected return on plan assets	(217)	(230)	(87)	(75)
Amortization:
Unrecognized net loss from experience differences	69	38	18	13
Prior service cost	4	5	3	3
Other expense			1

Net periodic pension cost	$81	$31	$57	$49

Other expense, above, is due primarily to additional pension benefits related to workforce reduction programs under Kraft’s restructuring program and workforce reduction programs within Altria Group, Inc.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Approximately $690 million and $340 million of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

employer contributions were made to U.S. plans and non-U.S. plans, respectively, during the nine months ended September 30, 2005. These amounts include approximately $210 million and $60 million of employer contributions that Kraft made to its U.S. and non-U.S. plans, respectively. Currently, Altria Group, Inc. anticipates making additional contributions during the remainder of 2005 of approximately $20 million to its U.S. plans and approximately $50 million to its non-U.S. plans, based on current tax law. These amounts include approximately $10 million and $30 million that Kraft anticipates making to its U.S. and non-U.S. plans, respectively. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Service cost	$75	$64	$25	$18
Interest cost	214	203	72	61
Amortization:
Unrecognized net loss from experience differences	62	43	21	9
Unrecognized prior service cost	(21)	(18)	(7)	(6)
Other	3

Net postretirement health care costs	$333	$292	$111	$82

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Altria Group, Inc. adopted FSP 106-2 in the third quarter of 2004. The impact for the nine months and three months ended September 30, 2005 and 2004, was a reduction of pre-tax net postretirement health care costs and an increase in net earnings, which is included above as a reduction of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Service cost	$6	$1	$2	$1
Interest cost	19	6	7	6
Amortization of unrecognized net loss from experience differences	21	7	7	7

Reduction of pre-tax net postretirement health care costs and an increase in net earnings	$46	$14	$16	$14

Reduction related to Kraft included above	$38	$12	$13	$12

Note 4.  Goodwill and Other Intangible Assets, net:

Goodwill by segment was as follows (in millions):

	September 30, 2005	December 31, 2004
International tobacco	$6,328	$2,222
North American food	20,824	20,511
International food	5,039	5,323

Total goodwill	$32,191	$28,056

Intangible assets were as follows (in millions):

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$10,835		$10,901
Amortizable intangible assets	240	$69	212	$57

Total intangible assets	$11,075	$69	$11,113	$57

Non-amortizable intangible assets substantially consist of brand names from the acquisition of Nabisco Holdings Corp. (“Nabisco”) in 2000. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2005 and 2004, was $14 million and $12 million, respectively, and $6 million and $3 million for the three months ended September 30, 2005 and 2004, respectively. Amortization expense for each of the next five years is currently estimated to be $30 million or less.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2004, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2004	$28,056	$11,113
Changes due to:
Divestitures	(18)
Acquisitions	4,563	36
Currency	(779)	(4)
Asset impairment	(7)	(70)
Other	376

Balance at September 30, 2005	$32,191	$11,075

As a result of Kraft’s common stock repurchases, ALG’s ownership percentage of Kraft has increased from 85.4% at December 31, 2004 to 86.5% at September 30, 2005, thereby resulting in an increase in goodwill. Other, above, includes this additional goodwill. The increase in goodwill from acquisitions is related to preliminary allocations of purchase price for PMI’s acquisitions in Indonesia and Colombia. The allocations are based upon preliminary estimates and assumptions and are subject to revision when appraisals have been finalized.

During the first quarter of 2005, Altria Group, Inc. completed its annual review of goodwill and intangible assets and no impairment charges resulted from this review. However, as part of the sale of Kraft’s fruit snacks business, Kraft recorded a pre-tax asset impairment charge of $93 million during the first quarter of 2005.

Note 5.  Financial Instruments:

During the nine months and three months ended September 30, 2005 and 2004, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next fifteen months. At September 30, 2005, Altria Group, Inc. estimates that derivative gains of $41 million, net of income taxes, reported in accumulated other comprehensive earnings (losses), will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at September 30, 2005 and 2004, Altria Group, Inc. recorded a gain of $242 million, net of income taxes, and a loss of $85 million, net of income taxes, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
(Loss) gain at beginning of period	$(14)	$(83)	$65	$(10)
Derivative (gains) losses transferred to earnings	(42)	43	(23)	(2)
Change in fair value	126	45	28	17

Gain as of September 30	$70	$5	$70	$5

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6.  Acquisitions:

Sampoerna:

In March 2005, a subsidiary of PMI acquired 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”), an Indonesian tobacco company, from a number of Sampoerna’s principal shareholders. In May 2005, PMI purchased an additional 58%, for a total of 98%, of the outstanding shares through a public tender offer at a price per share of IDR 10,600 (U.S. $1.13 per share), the price per share paid to the principal shareholders. The total cost of the transaction was approximately $4.8 billion, including Sampoerna’s cash of approximately $0.3 billion and debt of the U.S. dollar equivalent of approximately $0.2 billion. The purchase price was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility and a euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG.

The acquisition of Sampoerna allowed PMI to enter the profitable Kretek cigarette segment in Indonesia. Sampoerna’s financial position and results of operations have been fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. Sampoerna contributed $201 million of operating income and $91 million of net earnings since March 2005, and $128 million of operating income and $58 million of net earnings in the third quarter of 2005.

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

As part of the acquisition of Sampoerna, PMI acquired certain businesses that do not align strategically with PMI’s tobacco operations. PMI will sell these businesses and the results of operations of these businesses were not significant. The carrying value of these businesses was approximately $80 million at September 30, 2005.

Other:

During the nine months ended September 30, 2005, PMI acquired a 98.1% stake in Coltabaco, the largest tobacco company in Colombia, with a 48% market share, for approximately $300 million.

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

Note 7.  Divestitures:

Discontinued Operations:

In June 2005, Kraft sold substantially all of its sugar confectionery business for approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. Altria

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings. Pursuant to the sugar confectionery sale agreement, Kraft has agreed to provide certain transition and supply services to the buyer. These service arrangements are primarily for terms of one year or less, with the exception of one supply arrangement with a term of not more than three years. The expected cash flow from this supply arrangement is not significant.

Summary results of operations for the sugar confectionery business were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2004
	(in millions)
Net revenues	$228	$345	$113

Earnings before income taxes and minority interest	$41	$70	$ 21
Provision for income taxes	(16)	(25)	(8)
Loss on sale of discontinued operations	(297)

Minority interest in loss (earnings) from discontinued operations	39	(6)	(2)

(Loss) earnings from discontinued operations, net of income taxes and minority interest	$(233)	$39	$ 11

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

yogurt business. The aggregate proceeds received from the sales of other businesses during the first nine months of 2005 were $218 million, on which pre-tax gains of $115 million were recorded.

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

Note 8.  Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Earnings from continuing operations	$8,379	$7,430	$2,883	$2,637
(Loss) earnings from discontinued operations	(233)	39		11

Net earnings	$8,146	$7,469	$2,883	$2,648

Weighted average shares for basic EPS	2,067	2,045	2,072	2,048

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	5	3	6	3
Stock options	15	13	14	9

Weighted average shares for diluted EPS	2,087	2,061	2,092	2,060

Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock and rights, the number of shares corresponding to the unamortized compensation expense. For the nine months and three months ended September 30, 2005, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period) was immaterial. For the nine months and three months ended September 30, 2004, 3 million and 11 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Net revenues:
Domestic tobacco	$13,667	$13,091	$4,731	$4,505
International tobacco	34,985	30,423	12,075	10,316
North American food	16,855	16,259	5,551	5,371
International food	7,595	7,125	2,506	2,347
Financial services	262	332	99	76

Net revenues	$73,364	$67,230	$24,962	$22,615

Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
Domestic tobacco	$3,501	$3,329	$1,202	$1,147
International tobacco	6,301	5,143	2,202	1,840
North American food	2,916	2,923	948	1,056
International food	792	633	252	224
Financial services	(10)	250	(121)	55
Amortization of intangibles	(14)	(12)	(6)	(3)
General corporate expenses	(524)	(534)	(162)	(182)

Operating income	12,962	11,732	4,315	4,137
Interest and other debt expense, net	(907)	(885)	(306)	(288)

Earnings from continuing operations before income taxes and minority interest	$12,055	$10,847	$4,009	$3,849

Items affecting the comparability of results from continuing operations were as follows:

•	Domestic Tobacco Headquarters Relocation Charges – Philip Morris USA Inc. (“PM USA”) has substantially completed the move of its corporate headquarters from New York City to Richmond,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Virginia. PM USA estimates that the total cost of the relocation will be approximately $105 million, including compensation to those employees who did not relocate. Pre-tax charges of $3 million were recorded in the operating companies income of the domestic tobacco segment for the nine months ended September 30, 2005. Pre-tax charges of $25 million and $5 million were recorded for the nine months and three months ended September 30, 2004, respectively. Cash payments of $12 million were made during the first nine months of 2005, while total cash payments related to the relocation were $97 million through September 30, 2005. At September 30, 2005, a liability of $6 million remains on the condensed consolidated balance sheet.

•	Domestic Tobacco Loss on U.S. Tobacco Pool – As further discussed in Note 11. Contingencies, in October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. Under the provisions of FETRA, PM USA was obligated to cover its share of potential losses that the government may incur on the disposition of pool tobacco stock accumulated under the previous tobacco price support program. In the third quarter of 2005, PM USA recorded a $138 million expense for its share of the loss. PM USA was billed for and paid $136 million in September 2005 and expects to be billed for and pay the remaining $2 million in December 2005.

•	Domestic Tobacco Quota Buy-Out – The provisions of FETRA require PM USA, along with other manufacturers and importers of tobacco products, to make quarterly payments that will be used to compensate tobacco growers and quota holders affected by the legislation. Payments made by PM USA under FETRA will offset amounts due under the provisions of the National Tobacco Grower Settlement Trust (“NTGST”), a trust formerly established to compensate tobacco growers and quota holders. Disputes arose as to the applicability of FETRA to 2004 NTGST payments. During the third quarter of 2005, a North Carolina Supreme Court ruling determined that FETRA enactment had not triggered the offset provisions during 2004 and that tobacco companies were required to make full payment to the NTGST for the full year of 2004. The ruling, along with FETRA billings from the United States Department of Agriculture (“USDA”), brought clarity to the fact that FETRA is effective beginning in 2005. Accordingly, during the third quarter of 2005, PM USA reversed a prior year accrual for FETRA payments applicable to 2004 in the amount of $115 million.

•	Provision for Airline Industry Exposure – During the third quarter of 2005, PMCC increased its allowance for losses by $200 million, reflecting its exposure to the troubled airline industry, particularly to Delta Air Lines, Inc. and Northwest Airlines, Inc., both of which filed for bankruptcy protection during September 2005.

•	Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale to its new distributor in Italy, resulting in a $96 million pre-tax operating companies income benefit for the international tobacco segment. During the second quarter of 2005, the new distributor reduced its inventories by approximately 1.0 billion units, resulting in lower shipments for PMI. The net impact of these actions was a benefit to PMI’s pre-tax operating companies income of approximately $70 million for the nine months ended September 30, 2005.

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

•	Gains on Sales of Businesses, net – During the first nine months of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the first quarter of 2005 sale of Kraft’s desserts business in the U.K. During the third quarter of 2004, Kraft sold a Brazilian snack nuts business and recorded a pre-tax loss of $8 million, which is included in the operating companies income of the international food segment.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	International Tobacco E.C. Agreement – In July 2004, PMI entered into an agreement with the European Commission (“E.C.”) and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in the second quarter of 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because the additional payments are subject to these variables, PMI records charges for them as an expense in cost of sales when product is shipped.

Note 10.  Credit Lines:

In April 2005, ALG negotiated a 364-day revolving credit facility in the amount of $1.0 billion and a new multi-year credit facility in the amount of $4.0 billion, which is due to expire in April 2010. In addition, ALG terminated the existing $5.0 billion multi-year credit facility, which was due to expire in July 2006. The new ALG facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreement, of 2.5 to 1.0, which remained unchanged from the previous multi-year facility. At September 30, 2005, the ratio calculated in accordance with the agreement was 9.8 to 1.0.

In April 2005, Kraft negotiated a new multi-year revolving credit facility to replace both its $2.5 billion 364-day facility that was due to expire in July 2005, and its $2.0 billion multi-year facility that was due to expire in July 2006. The new Kraft facility, which is for the sole use of Kraft, in the amount of $4.5 billion, expires in April 2010, and requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of Kraft’s previous facilities. At September 30, 2005, Kraft’s net worth was $29.8 billion.

These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral.

As discussed in Note 6. Acquisitions, the purchase price of the Sampoerna acquisition was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries. The bank facility consists of a euro 2.5 billion three-year term loan facility and a euro 2.0 billion five-year revolving credit facility. These facilities require PMI to maintain an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio of not less than 3.5 to 1.0. At September 30, 2005, PMI exceeded this ratio by a significant amount and is expected to continue to exceed it. These facilities are not guaranteed by ALG and do not include any credit rating triggers or any provisions that could require the posting of collateral.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, (iv) class action suits alleging that the use of the terms “Lights” and “Ultra Lights” constitutes deceptive and unfair trade practices or violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and (v) other tobacco-related litigation. Other tobacco-related litigation includes suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. Plaintiffs’ theories of recovery and the defenses raised in the smoking and health and health care cost recovery cases are discussed below.

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of November 1, 2005, November 1, 2004 and November 1, 2003, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of November 1, 2005	Number of Cases Pending as of November 1, 2004	Number of Cases Pending as of November 1, 2003	Page References
Individual Smoking and Health Cases (1)	229	225	428	32; Exh. 99.1 pages 1-2

Smoking and Health Class Actions and Aggregated Claims Litigation (2)	9	8	15	32; Exh. 99.1 pages 2-3

Health Care Cost Recovery Actions	6	12	13	33-36; Exh. 99.1 pages 3-5
Lights/Ultra Lights Class Actions	25	20	21	37-38; Exh. 99.1 pages 5-7

Tobacco Price Cases	2	2	35	38; Exh. 99.1 page 7

Cigarette Contraband Cases	1	2	5	39-40; Exh. 99.1 page 9

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA.

(2)	Includes as one case the aggregated claims of 928 individuals that are proposed to be tried in a single proceeding in West Virginia.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 131 individual smoking and health cases (Argentina (59), Australia (2), Brazil (52), Chile (3), Colombia (1), Israel (3), Italy (5), the Philippines (1), Scotland (1), Spain (2), Turkey (1) and Venezuela (1)), compared with approximately 121 such cases on November 1, 2004, and 97 such cases on November 1, 2003. In addition, in Italy, 20 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case, and four cases are pending in Finland against defendants that are indemnitees of a subsidiary of PMI.

In addition, as of November 1, 2005, there were three smoking and health putative class actions pending outside the United States against PMI in Brazil (1), Israel (1) and Poland (1) compared with one such case on November 1, 2004, and seven such cases on November 1, 2003. The case in Poland has not yet been served. Four health care cost recovery actions are pending in Israel (1), Canada (1), France (1) and Spain (1) against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel.

Pending and Upcoming Trials

An estimated ten individual smoking and health cases against PM USA are scheduled for trial through the end of 2006, including one such case scheduled for trial in Missouri in January 2006. In addition, a health care cost recovery case brought in Missouri by the City of St. Louis and a number of hospitals in which PM USA and ALG are defendants is scheduled for trial in January 2006. Cases against other tobacco companies are also scheduled for trial through the end of 2006. Trial dates are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 43 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 27 of the 43 cases. These 27 cases were tried in California (4), Florida (9), Mississippi (1), Missouri (1), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, Florida, Missouri, and Pennsylvania. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial. Also, in July 2005, a jury in Tennessee returned a verdict in favor of PM USA in a case in which plaintiffs had challenged PM USA’s retail promotional and merchandising programs under the Robinson-Patman Act.

Of the 16 cases in which verdicts were returned in favor of plaintiffs, three have reached final resolution. A $17.8 million verdict against defendants in a health care cost recovery case (including

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	PM USA’s post-trial motions challenging the verdict are pending.

October 2004	Florida/ Arnitz	Individual Smoking and Health	$240,000 against PM USA.	PM USA’s appeal is pending.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of November 1, 2005, the amount of prejudgment interest was approximately $384 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. See Scott Class Action below.

November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	PM USA’s appeal is pending.

March 2003	Illinois/ Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	In November 2004, the Illinois Supreme Court heard arguments on PM USA’s appeal. See the discussion of the Price case under the heading “Certain Other Tobacco-Related Litigation — Lights/Ultra Lights Cases.”

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

June 2002	Florida/ French	Flight Attendant ETS Litigation	$5.5 million in compensatory damages against all defendants, including PM USA.	In September 2002, the trial court reduced the damages award to $500,000. In December 2004, the Florida Third District Court of Appeal affirmed the judgment awarding plaintiff $500,000 and attorneys’ fees, and directed the trial court to hold defendants jointly and severally liable. PM USA has petitioned the Florida Supreme Court for further review, and recorded a provision in connection with this case.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. If a judgment is entered in this case, PM USA intends to appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 2001	California/ Boeken	Individual Smoking and Health	$5.5 million in compensatory damages and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million. In September 2004, the California Second District Court of Appeal reduced the punitive damages award to $50 million but otherwise affirmed the judgment entered in the case. Plaintiff and PM USA each sought rehearing. In April 2005, the Court of Appeal reaffirmed the amount of its September 2004 ruling. In August 2005, the California Supreme Court refused to hear the petitions of PM USA and plaintiff for further review. Following the California Supreme Court’s refusal to hear the parties’ appeal, PM USA recorded a provision of approximately $80 million (including interest) in connection with this case. PM USA has petitioned the United States Supreme Court for further review.

July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs petitioned the Florida Supreme Court for further review. In May 2004, the Florida Supreme Court agreed to review the case, and the Supreme Court heard oral arguments in November 2004. See “Engle Class Action” below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiff’s negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the punitive damages award. In December 2004, the Oregon Supreme Court granted PM USA’s petition for review of the case.

In addition to the cases discussed above, in October 2003, a three-judge panel of an appellate court in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $256,000 and other unspecified damages. PMI’s Brazilian affiliate appealed. In December 2004, the three-judge panel’s decision was vacated by an en

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

banc panel of the appellate court, which upheld the trial court’s dismissal of the case. Also, in April 2005, a labor court trial judge entered judgment against PMI’s Venezuelan affiliate in favor of a former employee plaintiff in the amount of approximately US$150,000 in connection with an individual claim involving smoking and health issues. PMI’s Venezuelan affiliate appealed. In August 2005, the appellate court reversed the lower court’s decision.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of November 1, 2005, PM USA has posted various forms of security totaling approximately $329 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the September 30, 2005 and December 31, 2004 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review and, in May 2004, the Florida Supreme Court agreed to review the case. Oral arguments were heard in November 2004.

Scott Class Action

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of a fund to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. In May 2004, in the second phase of the trial, the jury awarded plaintiffs approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program. In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. As of November 1, 2005, the amount of prejudgment

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

interest was approximately $384 million. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”) fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.

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

Class certification has been denied or reversed by courts in 56 smoking and health class actions involving PM USA in Arkansas (1), the District of Columbia (2), Florida (1), Illinois (2), Iowa (1), Kansas (1), Louisiana (1), Maryland (1), Michigan (1), Minnesota (1), Nevada (29), New Jersey (6), New York (2), Ohio (1), Oklahoma (1), Pennsylvania (1), Puerto Rico (1), South Carolina (1), Texas (1) and Wisconsin (1). A class remains certified in the Scott class action discussed above.

A purported smoking and health class action is pending in Brazil. In that case, the trial court has issued an order finding that the action was valid under the Brazilian Consumer Defense Code. The order contemplates a second stage of the case in which individuals are to file their claims. The trial court has set the amount for moral damages awarded in any second phase of the case at the equivalent of approximately $350 per smoker per year of smoking. Defendants have appealed. The trial court has granted defendants’ motion to stay its decision while the appeal is pending.

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

A number of foreign governmental entities have filed health care cost recovery actions in the United States. Such suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. Of these 36 cases, 34 have been dismissed, and two, the cases brought by the Republic of Panama and the Brazilian State of Sao Paulo, remain pending. In addition to the cases brought in the United States, health care cost recovery actions have also been brought in Israel (1), the Marshall Islands (1) (dismissed), Canada (1), France (1; dismissed, but on appeal) and Spain (1; dismissed, but on appeal), and other entities have stated that they are considering filing such actions. In September 2005, in the case in Canada, the Canadian Supreme Court ruled that legislation permitting the lawsuit is constitutional, and as a result the case which had previously been dismissed by the trial court will now proceed.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). Trial in the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 50 Missouri hospitals, in which PM USA and ALG are defendants, is scheduled for January 2006.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments under the agreement with the tobacco grower states discussed below), subject to adjustments for several factors, including inflation, market share and industry volume: 2005 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (“OPMs”) are participating in a proceeding, which may result in a downward adjustment to the amounts paid by the OPMs to the states and territories that are parties to the MSA for the year 2003. The availability and the precise amount of that adjustment depend on a number of factors and will likely not be determined until some time in 2006 or later. If the adjustment does become available, it may be applied as a credit against future payments due from the OPMs.

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

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is estimated at approximately $9.6 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. The quota buy-out payments will offset already scheduled payments to the NTGST. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. In September 2005, PM USA was billed $138 million for its share of tobacco pool stock losses and recorded the amount as an expense. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2005 and beyond.

Following the enactment of FETRA, the trustee of the NTGST and the state entities conveying NTGST payments to tobacco growers and quota holders sued tobacco product manufacturers alleging that the offset provisions did not apply to payments due in 2004. In December 2004, a North Carolina trial court ruled that FETRA’s enactment had triggered the offset provisions and that the tobacco product manufacturers, including PM USA, were entitled to receive a refund of amounts paid to the NTGST during the first three quarters of 2004 and were not required to make the payments that would otherwise have been due during the fourth quarter of 2004. Plaintiffs appealed, and in August 2005, the North Carolina Supreme Court reversed the trial court’s ruling and remanded the case to the lower court for additional proceedings. In October 2005, the trial court ordered that the trustee could distribute the amounts that the tobacco companies had already paid to the NTGST during the first three quarters of 2004. PM USA’s portion of these payments was approximately $174 million. The trial court has also ruled that the manufacturers must make the payment originally scheduled to be made to the NTGST in December 2004, with interest at the North Carolina statutory rate (8% per annum) from December 2004. PM USA’s portion of the principal was approximately $58 million, which PM USA paid on October 27, 2005.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Neither ALG nor PM USA is a defendant in this case. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York Escrow Statute. In addition, similar lawsuits have been brought in other states, including Kentucky, Arkansas, Kansas, Louisiana, Nebraska, Tennessee and Oklahoma, and a similar proceeding has been brought under the provisions of the North American Free Trade Agreement in the United Nations. Neither ALG nor PM USA is a defendant in these cases.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the civil provisions of RICO. Trial of the case ended in June 2005, and post-trial briefings were completed in September 2005. The lawsuit seeks to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleges that such costs total more than $20 billion annually. It also seeks what it alleges to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under the civil provisions of RICO. The government alleges that disgorgement by defendants of approximately $280 billion is an appropriate remedy. In May 2004, the trial court issued an order denying defendants’ motion for partial summary judgment limiting the disgorgement remedy. In February 2005, a panel of the United States Court of Appeals for the District of Columbia Circuit held that disgorgement is not a remedy available to the government under the civil provisions of RICO and entered summary judgment in favor of defendants, with respect to the disgorgement claim. In April 2005, the Court of Appeals denied the government’s motion for rehearing. In July 2005, the government petitioned the United States Supreme Court for further review of the Court of Appeals’ ruling that disgorgement is not an available remedy, and in October 2005, the Supreme Court denied the petition. In June 2005, the government filed with the trial court its proposed final judgment seeking remedies of approximately $14 billion, including $10 billion over a five-year period to fund a national smoking cessation program and $4 billion over a ten-year period to fund a public education and counter-marketing campaign. Further, the government’s proposed remedy would require defendants to pay additional monies to these programs if targeted reductions in the smoking rate of those under 21 are not achieved according to a prescribed timetable. In July 2005, the court granted the motion of six organizations to intervene in the case for the limited purpose of being heard on the issue of permissible and appropriate remedies. Those organizations argued that because the government’s proposed final judgment sought remedies more limited than what had been sought earlier in the case, the government no longer adequately represents the interests of those organizations. In September 2005, the trial court granted six motions filed by various organizations for leave to file amicus curiae briefs. Two additional motions remain pending, including a motion for leave to file an amicus curiae brief advocating that as part of any relief granted in the case, the court direct more than $14 billion over the next ten years to various purposes specified in their brief.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Lights/Ultra Lights Cases

Overview

Plaintiffs in these class actions allege, among other things, that the use of the terms “Lights” and/or “Ultra Lights” constitutes deceptive and unfair trade practices or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act and implied preemption by the policies and directives of the Federal Trade Commission, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-five cases are pending in Arkansas (2), Delaware (1), Florida (1), Georgia (1), Illinois (2), Kansas (1), Louisiana (1), Maine (1), Massachusetts (1), Michigan (1), Minnesota (1), Missouri (1), New Hampshire (1), New Mexico (1), New Jersey (1), New York (1), Ohio (2), Oregon (1), Tennessee (1), Washington (1), and West Virginia (2). In addition, there are two cases pending in Israel. Other entities have stated that they are considering filing such actions against ALG, PMI, and PM USA.

To date, one trial court in Arizona and one trial court in Oregon have refused to certify a class, and an appellate court in Florida has overturned class certification by a trial court. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has stayed further proceedings pending its decision in the Engle case discussed above. Trial courts have certified classes against PM USA in Illinois (Price), Massachusetts (Aspinall), Ohio (Marrone and Philipps), Minnesota (Curtis) and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. The Price case is discussed below. In August 2004, the Massachusetts Judicial Supreme Court affirmed the class certification order in the Aspinall case. In September 2004, an appellate court affirmed the class certification orders in the Marrone and Philipps cases in Ohio, and PM USA sought review by the Ohio Supreme Court. In February 2005, the Ohio Supreme Court accepted the cases for review to determine whether a prior determination has been made by the State of Ohio that the conduct at issue is deceptive such that plaintiffs may pursue claims. In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order in the Curtis case; however, the trial court has stayed the Curtis case pending the outcome of the appeal of the dismissal of an unrelated Lights case. In August 2005, a Missouri Court of Appeals affirmed the class certification order in the Craft case. In addition to these cases, plaintiffs’ motion for certification of a nationwide class is pending in a case in New York (Schwab). In September 2005, the trial court hearing the Schwab case granted in part defendants’ motion for partial summary judgment dismissing plaintiffs’ claims for equitable relief; and denied a number of plaintiffs’ motions for summary judgment.

The Price Case

With respect to the Price case, trial commenced in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of Altria Group, Inc.) The judge’s order also requires PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal of the note, which are due in April 2008, 2009 and 2010. Through September 30, 2005, PM USA paid $1.85 billion of the cash payments due under the judge’s order. (Cash payments into the account are included in other assets on Altria Group, Inc.’s consolidated balance sheets at June 30, 2005 and December 31, 2004.) If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. PM USA believes that the Price case should not have been certified as a class action and that the judgment should ultimately be set aside on any of a number of legal and factual grounds that it is pursuing on appeal. Oral arguments on PM USA’s appeal were heard in November 2004.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases:  As of November 1, 2005, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. PM USA’s motion for summary judgment is pending.

Wholesale Leaders Cases:  In June 2003, certain wholesale distributors of cigarettes filed suit in Tennessee against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending PM USA’s expedited appeal. In January 2004, Tennessee filed a motion to dismiss its complaint, and its complaint was dismissed without prejudice in March 2004. In August 2005, the trial court granted PM USA’s motion for summary judgment, dismissed the case, and dissolved the preliminary injunction. Plaintiffs have appealed. In December 2003, a tobacco manufacturer filed a similar lawsuit against PM USA in Michigan seeking unspecified monetary damages in which it alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. Plaintiff voluntarily dismissed its claims alleging price discrimination, and in July 2004, the court granted defendants’ motion to dismiss the attempt-to-monopolize claim. Plaintiff appealed, but dismissed its appeal in September 2005.

Consolidated Putative Punitive Damages Cases:  In September 2000, a putative class action (Simon, et al. v. Philip Morris Incorporated, et al. (Simon II)) was filed in the federal district court in the Eastern District of New York that purported to consolidate punitive damages claims in ten tobacco-related actions then pending in federal district courts in New York and Pennsylvania. In September 2002, the court granted plaintiffs’ motion seeking certification of a punitive damages class of persons residing in the United States who smoke or smoked defendants’ cigarettes, and who have been diagnosed by a physician with an enumerated disease from April 1993 through the date notice of the certification of this

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

class is disseminated. The following persons are excluded from the class: (1) those who have obtained judgments or settlements against any defendants; (2) those against whom any defendant has obtained judgment; (3) persons who are part of the Engle class; (4) persons who should have reasonably realized that they had an enumerated disease prior to April 9, 1993; and (5) those whose diagnosis or reasonable basis for knowledge predates their use of tobacco. Defendants petitioned the United States Court of Appeals for the Second Circuit for review of the trial court’s ruling. In May 2005, the Second Circuit vacated the trial court’s class certification order and remanded the case to the trial court for further proceedings. Plaintiffs’ motion for reconsideration was denied, and the time for plaintiffs to petition the United States Supreme Court for further review has not yet expired.

Cases Under the California Business and Professions Code:  In June 1997 and July 1998, two suits (Brown, et al. v. The American Tobacco Company, Inc., et al. and Daniels, et al. v. Philip Morris Companies Inc., et al.) were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases, and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. In September 2004, the trial court in the other case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed.

In May 2004, a lawsuit (Gurevitch, et al. v. Philip Morris USA Inc., et al.) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA and ALG, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2004, plaintiffs voluntarily dismissed ALG from the case. In July 2005, the remaining defendants’ motion to dismiss was granted, however, plaintiffs’ motion for leave to amend the complaint was also granted, and plaintiff filed an amended complaint in September 2005.

Cigarette Contraband Cases:  In May 2000 and August 2001, various departments of Colombia and the European Community and 10 Member States, filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and unspecified injunctive relief. In February 2002, the federal district court granted defendants’ motions to dismiss the actions. Plaintiffs in each case appealed. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases based on the common law Revenue Rule, which bars a

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

foreign government from bringing civil claims in U.S. courts for the recovery of lost taxes. In April 2004, plaintiffs petitioned the United States Supreme Court for further review. In July 2004, the European Community and the 10 Member States entered into a cooperation agreement with PMI, the terms of which provide for broad cooperation between PMI and European law enforcement agencies on anti-contraband and anti-counterfeit efforts and resolve all disputes between the parties on these issues. Pursuant to this agreement, the European Community and the 10 Member States withdrew their suit as it relates to the ALG, PM USA and PMI defendants. In May 2005, the United States Supreme Court, in a summary order, granted the petitions for review, vacated the judgment of the Court of Appeals for the Second Circuit and remanded the cases to that court for further review in light of the Supreme Court’s April 2005 decision in U.S. v. Pasquantino. In Pasquantino, a criminal case brought by the United States government, the Supreme Court upheld the convictions of the defendants in that case for violating the U.S. wire fraud statute based on a scheme to smuggle alcohol into Canada without paying Canadian taxes, while expressing no opinion as to the question of whether the Revenue Rule barred a foreign government from bringing a civil action in U.S. courts for a scheme to defraud it of taxes, as the Second Circuit had earlier held in distinguishing those civil claims from a U.S. criminal prosecution as in Pasquantino. In September 2005, the Second Circuit reinstated its original decision affirming the dismissal of the cases based on the common law Revenue Rule, concluding that the Pasquantino decision cast no doubt on the reasoning and result of the original January 2004 decision. The Second Circuit acknowledged that the claims of the European Community and 10 Member States against ALG, PM USA, and PMI had previously been dismissed. It is possible that future litigation related to cigarette contraband issues may be brought.

Vending Machine Case:  Plaintiffs, who began their case as a purported nationwide class of cigarette vending machine operators, alleged that PM USA violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211 but, by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs requested actual damages, treble damages, injunctive relief, attorneys’ fees and costs, and other unspecified relief. In August 2001, the court granted PM USA’s motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court’s dismissal would, if affirmed, be binding on all plaintiffs. In January 2004, the Sixth Circuit reversed the lower court’s grant of summary judgment with respect to plaintiffs’ claim that PM USA violated Robinson-Patman Act provisions regarding promotional services and with respect to the discriminatory pricing claim of plaintiffs who bought cigarettes directly from PM USA. The claims of eight plaintiffs were tried in July 2005 (one plaintiff was granted a continuance and another voluntarily dismissed its claims with prejudice). The jury returned a verdict in favor of PM USA on the Robinson-Patman Act claims and awarded PM USA approximately $110,000 on counterclaims PM USA made against three plaintiffs. Following completion of the trial, the district court lifted the stay on the remaining claims and directed the magistrate judge to establish a schedule for the disposition of those claims. In October 2005, on agreement of parties, all claims in this matter were dismissed with prejudice.

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

Italian Antitrust Case:  During 2001, the competition authority in Italy initiated an investigation into the pricing activities of participants in that cigarette market. In March 2003, the authority issued its findings and imposed fines totaling 50 million euro on certain affiliates of PMI. PMI’s affiliates appealed to the administrative court, which rejected the appeal in July 2003. PMI believes that its affiliates have numerous grounds for appeal, and in February 2004, its affiliates appealed to the supreme administrative court. The appeal was heard on November 8, 2005. However, under Italian law, if fines are not paid within certain specified time periods, interest and eventually penalties will be applied to the fines. Accordingly, in December 2003, pending final resolution of the case, PMI’s affiliates paid 51 million euro representing the fines and any applicable interest to the date of payment. The 51 million euro will be returned to PMI’s affiliates if they prevail on appeal. Accordingly, the payment has been included in other assets on Altria Group, Inc.’s consolidated balance sheets.

PMCC Federal Income Tax Matter:  The IRS is examining the consolidated tax returns for Altria Group, Inc., which include PMCC, for years 1996 through 1999. Recently, the IRS has challenged some, and in the future may challenge several more, of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease in/lease out transactions, qualified technological equipment transactions, and sale in/lease out transactions). PMCC believes that the position and supporting case law described in the Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, if necessary, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail; however, litigation is subject to many uncertainties and an adverse outcome could have a material adverse effect on Altria Group, Inc.’s consolidated results of operations, cash flows or financial position.

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

Third-Party Guarantees

At September 30, 2005, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $274 million, of which $244 million have no specified expiration dates. The remainder expire through 2023, with $10 million expiring by September 30, 2006. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $43 million on its condensed consolidated balance sheet at September 30, 2005, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Note 12.  Income Taxes:

Altria Group, Inc. accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and in evaluating tax positions. ALG and its subsidiaries establish additional provisions for income taxes when, despite the belief that their tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. Upon the closure of current and future tax audits in various

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

jurisdictions, significant income tax accrual reversals could occur. ALG and its subsidiaries evaluate and potentially adjust these accruals in light of changing facts and circumstances.

In October 2004, the American Jobs Creation Act (“the Jobs Act”) was signed into law. The Jobs Act includes a deduction for 85% of certain foreign earnings that are repatriated. At the end of June 2005, Altria Group, Inc. finalized its plan to repatriate approximately $6.0 billion of earnings under the provisions of the Jobs Act. Deferred taxes had previously been provided for a portion of the dividends to be remitted. The reversal of the deferred taxes more than offset the tax costs to repatriate the earnings and resulted in a net tax reduction of $209 million in the consolidated income tax provision during the second quarter of 2005. During the third quarter of 2005, Altria Group, Inc. recorded an additional $204 million tax benefit, which resulted from a favorable foreign tax law ruling that was received in the third quarter related to the repatriation of earnings under the Jobs Act.

The Jobs Act also provides tax relief to U.S. domestic manufacturers by providing a tax deduction related to a percentage of the lesser of “qualified production activities income” or taxable income. The deduction, which is 3% in 2005, increases to 9% by 2010. In accordance with SFAS No. 109, Altria Group, Inc. will recognize these benefits in the year earned. The full year tax benefit in 2005 is expected to be approximately $65 million.

Note 13.  Subsequent Event:

On October 12, 2005, SABMiller plc (“SABMiller”) obtained a 71.8% interest in Bavaria SA, the second-largest brewer in South America, in exchange for the issuance of 225 million SABMiller ordinary shares. The ordinary shares had a value of approximately $3.5 billion. The remaining shares were acquired via a cash tender offer. Following the completion of the share issuance, ALG’s economic ownership percentage in SABMiller declined to approximately 28.7%. The issuance of SABMiller ordinary shares in exchange for a controlling interest in Bavaria SA resulted in a change of ownership gain for ALG of approximately $300 million to $400 million that will be recognized in stockholders’ equity in the fourth quarter of 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), and its majority-owned (86.5% as of September 30, 2005) subsidiary, Kraft Foods Inc. (“Kraft”), are engaged in the manufacture and sale of various consumer products, including cigarettes and tobacco products, packaged grocery products, snacks, beverages, cheese and convenient meals. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, ALG had a 33.9% economic interest in SABMiller plc (“SABMiller”) as of September 30, 2005. On October 12, 2005, SABMiller obtained a 71.8% interest in Bavaria SA, the second-largest brewer in South America, in exchange for the issuance of 225 million SABMiller ordinary shares. The ordinary shares had a value of approximately $3.5 billion. The remaining shares were acquired via a cash tender offer. Following the completion of the share issuance, ALG’s economic ownership percentage in SABMiller declined to approximately 28.7%. ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.

As previously stated, for significant business reasons, the Board of Directors is looking at a number of restructuring alternatives, including the possibility of separating Altria Group, Inc. into two, or potentially three, independent entities. Continuing improvements in the entire litigation environment are a prerequisite to such action by the Board of Directors, and the timing and chronology of events are uncertain.

In June 2005, Kraft sold substantially all of its sugar confectionery business for approximately $1.4 billion. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. Accordingly, historical statements of earnings amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation. Kraft recorded a net loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction. ALG’s share of the loss, net of minority interest, was $255 million.

In March 2005, a subsidiary of PMI acquired 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”), an Indonesian tobacco company, from a number of Sampoerna’s principal shareholders. In May 2005, PMI purchased an additional 58%, for a total of 98%, of the outstanding shares through a public tender offer at a price per share of IDR 10,600 (U.S. $1.13 per share), the price per share paid to the principal shareholders. The total cost of the transaction was approximately $4.8 billion, including Sampoerna’s cash of approximately $0.3 billion and debt of the U.S. dollar equivalent of approximately $0.2 billion. The purchase price was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries, consisting of a euro 2.5 billion three-year term loan facility and a euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG.

Sampoerna’s financial position and results of operations have been fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. Sampoerna contributed $201 million of operating income and $91 million of net earnings since March 2005, and $128 million of operating income and $58 million of net earnings for the third quarter of 2005.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the nine months ended September 30, 2005 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the nine months ended September 30, 2005, from the nine months ended September 30, 2004, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS From Continuing Operations
For the nine months ended September 30, 2004	$7,430	$3.61

2004 Domestic tobacco headquarters relocation charges	16	0.01
2004 International tobacco E.C. agreement	161	0.08
2004 Loss on sales of businesses	4	-
2004 Asset impairment, exit and implementation costs	305	0.14
2004 Tax items	(414)	(0.20)
2004 Gains from sales of investments at SABMiller	(111)	(0.05)

Subtotal 2004 items	(39)	(0.02)

2005 Domestic tobacco headquarters relocation charges	(2)	-
2005 Domestic tobacco loss on U.S. tobacco pool	(87)	(0.04)
2005 Domestic tobacco quota buy-out	72	0.03
2005 Asset impairment, exit and implementation costs	(222)	(0.12)
2005 Tax items	470	0.23
2005 Gains on sales of businesses, net	64	0.03
2005 Provision for airline industry exposure	(129)	(0.06)

Subtotal 2005 items	166	0.07

Currency	267	0.13
Change in tax rate	226	0.11
Higher shares outstanding		(0.05)
Operations	329	0.16

For the nine months ended September 30, 2005	$8,379	$4.01

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis. Amounts shown above that relate to Kraft are reported net of the related minority interest impact.

Domestic Tobacco Loss on U.S. Tobacco Pool – As further discussed in Note 11. Contingencies, in October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. Under the provisions of FETRA, PM USA was obligated to cover its share of potential losses that the government may incur on the disposition of pool tobacco stock accumulated under the previous tobacco price support program. In September 2005, PM USA recorded a charge of $138 million for its share of the loss.

Domestic Tobacco Quota Buy-Out – The provisions of FETRA require PM USA, along with other manufacturers and importers of tobacco products, to make quarterly payments that will be used to compensate tobacco growers and quota holders affected by the legislation. Payments made by PM USA under FETRA will offset amounts due under the provisions of the National Tobacco Grower Settlement Trust (“NTGST”), a trust formerly established to compensate tobacco growers and quota holders. Disputes arose as to the applicability of FETRA to 2004 NTGST payments. During the third quarter of 2005, a North Carolina Supreme Court ruling determined that FETRA enactment had not triggered the offset provisions during 2004 and that tobacco companies were required to make full payment to the NTGST for the full year of 2004. The ruling, along with FETRA billings from the United States Department of Agriculture (“USDA”), brought clarity to the fact that FETRA is effective beginning in 2005. Accordingly, during the third quarter of 2005, PM USA reversed a prior year accrual for FETRA payments applicable to 2004 in the amount of $115 million.

Asset Impairment, Exit and Implementation Costs – In January 2004, Kraft announced a multi-year restructuring program. As part of this program, Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur approximately $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including $173 million incurred during the first nine months of 2005 ($99 million after taxes and minority interest). In addition, in the second quarter of 2005, Kraft sold its fruit snacks business and incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale of this business ($52 million after taxes and minority interest). For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Food Business Environment section of the following Discussion and Analysis.

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

Gains on Sales of Businesses, net – The favorable impact is due primarily to the gain on sale of Kraft’s U.K. desserts business in the first quarter of 2005.

Provision for Airline Industry Exposure – During the third quarter of 2005, PMCC increased its allowance for losses by $200 million, reflecting its exposure to the troubled airline industry, particularly to Delta Air Lines, Inc. (“Delta”) and Northwest Airlines, Inc. (“Northwest”), both of which filed for bankruptcy protection during September 2005.

Currency – The favorable currency impact on earnings from continuing operations and diluted EPS from continuing operations is due primarily to the weakness of the U.S. dollar versus the euro, Japanese yen and Central and Eastern European currencies.

Income Taxes – Altria Group, Inc.’s income tax rate decreased by 1.8 percentage points to 29.7%. The 2005 tax rate includes a $413 million benefit related to dividend repatriation under the American Jobs Creation Act in 2005, the reversal of tax accruals no longer required at Kraft, as well as other benefits, including the impact of the domestic manufacturers’ deduction under the American Jobs Creation Act and lower ongoing income tax rates at PMI, due principally to PMI’s changing geographic mix of earnings and lower repatriation costs. The 2004 tax rate reflects the reversal of $355 million of tax accruals no longer required due to foreign tax events that were resolved during the first six months of 2004 and a $76 million favorable resolution of an outstanding tax item at Kraft in the third quarter of 2004.

Shares Outstanding – Higher shares outstanding during the nine months ended September 30, 2005, reflect exercises of employee stock options and the impact of a higher average stock price on the number of incremental shares from the assumed exercise of outstanding employee stock options.

Continuing Operations – The increase in results from continuing operations was due primarily to the following:

•	Higher international tobacco income, reflecting higher pricing, the impact of acquisitions in Indonesia and Colombia, higher volume, the impact of a one-time inventory sale to its new distributor in Italy and the assumption of manufacturing and merchandising of Marlboro in Japan, partially offset by unfavorable mix, expenses related to the E.C. agreement and higher marketing, administration and research costs.

•	Higher domestic tobacco income, reflecting lower wholesale promotional allowance rates on PM USA’s Focus on Four brands and higher pricing on its other brands, partially offset by expenses related to the quota buy-out legislation, higher retail allowances, a pre-tax provision of $56 million for the Boeken individual smoking case, and higher research and development expenses.

These increases were partially offset by:

•	Lower North American food income, reflecting higher commodity and benefit costs, and increased marketing spending, partially offset by higher pricing and higher volume/mix.

•	Lower international food income, reflecting higher commodity costs, partially offset by higher pricing and favorable volume/mix.

•	Lower financial services income, reflecting lower lease portfolio revenues and lower gains from asset sales.

Consolidated Operating Results for the three months ended September 30, 2005 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted EPS from continuing operations for the three months ended September 30, 2005, from the three months ended September 30, 2004, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS From Continuing Operations
For the three months ended September 30, 2004	$2,637	$1.28

2004 Domestic tobacco headquarters relocation charges	3	-
2004 Asset impairment, exit and implementation costs	42	0.02
2004 Loss on sales of businesses	4	-
2004 Tax items	(64)	(0.03)
2004 Gains from sales of investments at SABMiller	(111)	(0.05)

Subtotal 2004 items	(126)	(0.06)

2005 Domestic tobacco loss on U.S. tobacco pool	(87)	(0.04)
2005 Domestic tobacco quota buy-out	72	0.03
2005 Asset impairment, exit and implementation costs	(53)	(0.02)
2005 Tax items	204	0.10
2005 Provision for airline industry exposure	(129)	(0.06)

Subtotal 2005 items	7	0.01

Currency	69	0.03
Change in tax rate	125	0.06
Higher shares outstanding	-	(0.02)
Operations	171	0.08

For the three months ended September 30, 2005	$2,883	$1.38

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis. Amounts shown above that relate to Kraft are reported net of the related minority interest impact.

Domestic Tobacco Loss on U.S. Tobacco Pool – As previously discussed, during the third quarter of 2005, PM USA recorded a charge of $138 million for its share of losses incurred by the federal government on disposition of its pool tobacco stock.

Domestic Tobacco Quota Buy-Out – As previously discussed, during the third quarter of 2005, PM USA reversed a $115 million accrual made in 2004 related to tobacco quota buy-out legislation.

Asset Impairment, Exit and Implementation Costs – During the three months ended September 30, 2005, Kraft recorded pre-tax charges for its restructuring program, reflecting asset disposals, severance and other implementation costs of $42 million ($25 million after taxes and minority interest). For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Food Business Environment section of the following Discussion and Analysis.

Provision for Airline Industry Exposure – As previously discussed, PMCC recorded a provision for losses of $200 million in September 2005, reflecting its exposure to the troubled airline industry, particularly to Delta and Northwest, both of which filed for bankruptcy protection during September 2005.

Currency – The favorable currency impact on earnings from continuing operations and diluted EPS from continuing operations is due primarily to the weakness of the U.S. dollar versus the euro, Japanese yen and Central and Eastern European currencies.

Income Taxes – Altria Group, Inc.’s income tax rate decreased by 6.0 percentage points to 27.4%. The 2005 tax rate reflects an additional $204 million tax benefit, which resulted from a favorable foreign tax law ruling that was received in the third quarter of 2005 related to the repatriation of earnings under the American Jobs Creation Act, and lower ongoing income tax rates at PMI due principally to PMI’s changing geographic mix of earnings and lower repatriation costs. The 2004 tax rate reflects a $76 million favorable resolution of an outstanding tax item at Kraft.

Shares Outstanding – Higher shares outstanding during the three months ended September 30, 2005, reflect exercises of employee stock options and the impact of a higher average stock price on the number of incremental shares from the assumed exercise of outstanding employee stock options.

Continuing Operations – The increase in results from continuing operations was due primarily to the following:

•	Higher international tobacco income, reflecting higher pricing, the impact of acquisitions in Indonesia and Colombia, and the assumption of manufacturing and merchandising of Marlboro in Japan, partially offset by unfavorable mix, and higher marketing, administration and research costs.

•	Higher domestic tobacco income, reflecting lower wholesale promotional allowance rates, partially offset by higher marketing, administration and research costs (including a pre-tax provision of $56 million for the Boeken individual smoking case), and lower volume.

These increases were partially offset by:

•	Lower North American food income, reflecting higher commodity and benefit costs, and increased marketing spending, partially offset by higher volume and higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2005 Forecasted Results – On October 19, 2005, Altria Group, Inc. narrowed its target for forecasted 2005 full-year diluted EPS from continuing operations to a range of $5.05 to $5.10, versus its prior forecast of $5.00 to $5.10. Altria Group, Inc. believes it will achieve the high end of the new range. The revised forecast includes an additional $0.10 per share of tax benefit related to the repatriation of $6.0 billion of earnings under provisions of the American Jobs Creation Act, which together with the $0.10 per share benefit announced in the second quarter of 2005, totals $0.20 per share from this one-time dividend repatriation; $0.04 per share resulting from lower ongoing income tax rates at PMI due principally to its changing geographic mix of earnings and lower repatriation costs; $0.05 per share favorable impact from the acquisition of Sampoerna; and $0.03 per share favorable impact from the reversal of a 2004 accrual related to tobacco quota buy-out legislation. Partially offsetting those items in the revised forecast are Kraft restructuring charges of $0.12 per share and lower earnings at Kraft of $0.03 to $0.05 per share; $0.06 per share for an increase in the provision for credit exposure related to the troubled airline industry; $0.04 per share for the cost of the USA pool tobacco buy-out; and $0.03 per share for the charge related to the Boeken case (with $0.02 impacting PM USA’s operating companies income and $0.01 impacting interest expense). The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 78-81 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Net revenues:
Domestic tobacco	$13,667	$13,091	$4,731	$4,505
International tobacco	34,985	30,423	12,075	10,316
North American food	16,855	16,259	5,551	5,371
International food	7,595	7,125	2,506	2,347
Financial services	262	332	99	76

Net revenues	$73,364	$67,230	$24,962	$22,615

Operating income:
Operating companies income:
Domestic tobacco	$3,501	$3,329	$1,202	$1,147
International tobacco	6,301	5,143	2,202	1,840
North American food	2,916	2,923	948	1,056
International food	792	633	252	224
Financial services	(10)	250	(121)	55
Amortization of intangibles	(14)	(12)	(6)	(3)
General corporate expenses	(524)	(534)	(162)	(182)

Operating income	$12,962	$11,732	$4,315	$4,137

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

The following events that occurred during the nine months ended September 30, 2005 and 2004, affected the comparability of statement of earnings amounts.

•	Domestic Tobacco Headquarters Relocation Charges – PM USA has substantially completed the move of its corporate headquarters from New York City to Richmond, Virginia. PM USA estimates that the total cost of the relocation will be approximately $105 million, including compensation to those employees who did not relocate. Pre-tax charges of $3 million were recorded in the operating companies income of the domestic tobacco segment for the nine months ended September 30, 2005. Pre-tax charges of $25 million and $5 million were recorded for the nine months and three months ended September 30, 2004, respectively. Cash payments of $12 million were made during the first nine months of 2005, while total cash payments related to the relocation were $97 million through September 30, 2005. At September 30, 2005, a liability of $6 million remains on the condensed consolidated balance sheet.

•	Domestic Tobacco Loss on U.S. Tobacco Pool – As further discussed in Note 11. Contingencies, in October 2004, FETRA was signed into law. Under the provisions of FETRA, PM USA was obligated to cover its share of potential losses that the government may incur on the disposition of pool tobacco stock accumulated under the previous tobacco price support program. In the third quarter of 2005, PM USA recorded a $138 million expense for its share of the loss. PM USA was billed for and paid $136 million in September 2005 and expects to be billed for and pay the remaining $2 million in December 2005.

•	Domestic Tobacco Quota Buy-Out – The provisions of FETRA require PM USA, along with other manufacturers and importers of tobacco products, to make quarterly payments that will be used to compensate tobacco growers and quota holders affected by the legislation. Payments made by PM USA under FETRA will offset amounts due under the provisions of the NTGST, a trust formerly established to compensate tobacco growers and quota holders. Disputes arose as to the applicability of FETRA to 2004 NTGST payments. During the third quarter of 2005, a North Carolina Supreme Court ruling determined that FETRA enactment had not triggered the offset provisions during 2004 and that tobacco companies were required to make full payment to the NTGST for the full year of 2004. The ruling, along with FETRA billings from the USDA, brought clarity to the fact that FETRA is effective beginning in 2005. Accordingly, during the third quarter of 2005, PM USA reversed a prior year accrual for FETRA payments applicable to 2004 in the amount of $115 million.

•	International Tobacco E.C. Agreement – In July 2004, PMI entered into an agreement with the E.C. and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. The agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in the second quarter of 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because the additional payments are subject to these variables, PMI records charges for them as an expense in cost of sales when product is shipped.

•

Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale to its new distributor in Italy, resulting in a $96 million pre-tax operating companies income benefit for the international tobacco segment. During the second quarter of 2005, the new distributor reduced its inventories by approximately 1.0 billion units, resulting in lower shipments for PMI. The net impact of these actions was a benefit to PMI’s pre-tax operating companies income of approximately $70 million for the nine months ended September 30, 2005.

•	Asset Impairment and Exit Costs – For the nine months and three months ended September 30, 2005 and 2004, pre-tax asset impairment and exit costs consisted of the following:

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2005	2004	2005	2004
		(in millions)
Separation program	Domestic tobacco	$-	$1	$-	$-
Separation program	International tobacco	26	12	8	1
Separation program	General corporate*	40	16	2
Restructuring program	North American food	31	289	2	5
Restructuring program	International food	81	163	24	39
Asset impairment	International tobacco	31	12	25
Asset impairment	North American food	93
Asset impairment	International food		12
Asset impairment	General corporate*		20		17
Lease termination	General corporate*		5

Asset impairment and exit costs		$302	$530	$61	$62

*	Altria Group, Inc. recorded pre-tax charges of $40 million and $41 million, during the nine months ended September 30, 2005 and 2004, respectively, and $2 million and $17 million, during the three months ended September 30, 2005 and 2004, respectively, primarily related to the streamlining of various corporate functions in 2005 and 2004, and the write-off of an investment in an e-business consumer products purchasing exchange in 2004.

•	Discontinued Operations – As more fully discussed in Note 7. Divestitures, in June 2005, Kraft sold substantially all of its sugar confectionery business. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings.

•	Gains on Sales of Businesses, net – During the first nine months of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the sale of Kraft’s desserts business in the U.K. During the third quarter of 2004, Kraft sold a Brazilian snack nuts business and recorded a pre-tax loss of $8 million.

•	Provision for Airline Industry Exposure – During the third quarter of 2005, PMCC increased its allowance for losses by $200 million, reflecting its exposure to the troubled airline industry, particularly to Delta and Northwest, both of which filed for bankruptcy protection during September 2005.

Consolidated Results of Operations for the Nine Months Ended September 30, 2005

The following discussion compares consolidated operating results for the nine months ended September 30, 2005, with the nine months ended September 30, 2004.

Net revenues, which include excise taxes billed to customers, increased $6.1 billion (9.1%). Excluding excise taxes, net revenues increased $3.5 billion (7.3%), due primarily to increases from both the tobacco and food businesses and favorable currency.

Operating income increased $1.2 billion (10.5%), due primarily to higher operating results from the tobacco businesses, the favorable impact of currency, the initial charge for the international tobacco E.C. agreement in 2004, lower asset impairment and exit costs in 2005, primarily related to the Kraft restructuring program, gains on sales of food businesses and the reversal of a 2004 accrual related to tobacco quota buy-out legislation. These items were partially offset by an increase in the provision for airline industry exposure at PMCC, a charge for PM USA’s portion of the losses incurred by the federal government on disposition of its pool tobacco stock and lower operating results from the food and financial services businesses.

Currency movements increased net revenues by $1.9 billion ($1.0 billion, after excluding the impact of currency movements on excise taxes) and operating income by $414 million. Currency related increases in net revenues and operating income were due primarily to the weakness versus prior year of the U.S. dollar against the euro, Japanese yen and Central and Eastern European currencies.

Altria Group, Inc.’s tax rate decreased by 1.8 percentage points to 29.7%. The 2005 tax rate reflects a $413 million benefit related to dividend repatriation under the American Jobs Creation Act, the reversal of tax accruals no longer required at Kraft, as well as other benefits, including the impact of the domestic manufacturers’ deduction under the American Jobs Creation Act, and lower ongoing income tax rates at PMI due principally to PMI’s changing geographic mix of earnings and lower repatriation costs. The 2004 tax rate reflects the reversal of $355 million of tax accruals no longer required due to foreign tax events that were resolved during the first six months of 2004 and a $76 million favorable resolution of an outstanding tax item at Kraft in the third quarter of 2004. Upon the closure of current and future tax audits in various jurisdictions, significant income tax accrual reversals could occur.

Minority interest in earnings from continuing operations and equity earnings, net, was $95 million of expense for the first nine months of 2005, compared with $2 million of earnings for the first nine months of 2004. The change primarily reflected ALG’s share of SABMiller’s gains from sales of investments in 2004.

Earnings from continuing operations of $8.4 billion increased $949 million (12.8%), due primarily to higher operating income and a lower tax rate, partially offset by higher minority interest in earnings from continuing operations and equity earnings, net. Diluted and basic EPS from continuing operations of $4.01 and $4.05, respectively, increased by 11.1% and 11.6%, respectively.

(Loss)/earnings from discontinued operations, net of income taxes and minority interest, was a loss of $233 million for the first nine months of 2005, compared with earnings of $39 million for the first nine months of 2004, due primarily to the recording of a loss on sale of Kraft’s sugar confectionery business in the second quarter of 2005.

Net earnings of $8.1 billion increased $677 million (9.1%). Diluted and basic EPS from net earnings of $3.90 and $3.94, respectively, increased by 7.7% and 7.9%, respectively.

Consolidated Results of Operations for the Three Months Ended September 30, 2005

The following discussion compares consolidated operating results for the three months ended September 30, 2005, with the three months ended September 30, 2004.

Net revenues, which include excise taxes billed to customers, increased $2.3 billion (10.4%). Excluding excise taxes, net revenues increased $1.4 billion (9.1%), due primarily to increases from both the tobacco and food businesses and favorable currency.

Operating income increased $178 million (4.3%), due primarily to higher operating results from the tobacco businesses, the favorable impact of currency and the reversal of a 2004 accrual related to tobacco quota buy-out legislation, partially offset by an increase in the provision for airline industry exposure at PMCC, a charge for PM USA’s portion of the losses incurred by the federal government on disposition of its pool tobacco stock, and lower operating results from the food businesses.

Currency movements increased net revenues by $376 million ($215 million, after excluding the impact of currency movements on excise taxes) and operating income by $107 million. Currency related increases in net revenues and operating income were due primarily to the weakness versus prior year of the U.S. dollar against the euro, Japanese yen and Central and Eastern European currencies.

Altria Group, Inc.’s tax rate decreased by 6.0 percentage points to 27.4%. The 2005 tax rate reflects an additional $204 million tax benefit, which resulted from a favorable foreign tax law ruling that was received in the third quarter related to the repatriation of earnings under the American Jobs Creation Act, and lower ongoing income tax rates at PMI due principally to PMI’s changing geographic mix of earnings and lower repatriation costs. The 2004 tax rate reflects a $76 million favorable resolution of an outstanding tax item at Kraft.

Minority interest in earnings from continuing operations and equity earnings, net, was $28 million of expense for the three months ended September 30, 2005, compared with $75 million of income for the three months ended September 30, 2004. The change primarily reflected ALG’s share of SABMiller’s gains from sales of investments in 2004.

Earnings from continuing operations of $2.9 billion increased $246 million (9.3%), due primarily to higher operating income and a lower tax rate, partially offset by higher minority interest in earnings from continuing operations and equity earnings, net. Diluted and basic EPS from continuing operations of $1.38 and $1.39, respectively, each increased by 7.8%.

Net earnings of $2.9 billion increased $235 million (8.9%). Diluted and basic EPS from net earnings of $1.38 and $1.39, respectively, increased by 7.0% and 7.8%, respectively.

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

Tar and Nicotine Test Methods and Brand Descriptors:  A number of governments and public health organizations throughout the world have determined that the existing standardized machine-based methods for measuring tar and nicotine yields do not provide useful information about tar and nicotine deliveries and that such results are misleading to smokers. For example, in the 2001 publication of Monograph 13, the U.S. National Cancer Institute (“NCI”) concluded that measurements based on the Federal Trade Commission (“FTC”) standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” Thereafter, the FTC issued a press release indicating that it would be working with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors. That petition remains pending. In addition, the World Health Organization (“WHO”) has concluded that these standardized measurements are “seriously flawed” and that measurements based upon the current standardized methodology “are misleading and should not be displayed.” The International Organization for Standardization (“ISO”) has set up a working group, chaired by the WHO, to develop a new measurement method which more accurately reflects human smoking behavior. The working group is scheduled to report to ISO in mid-2006.

In light of these conclusions, governments and public health organizations have increasingly challenged the use of descriptors – such as “light,” “mild,” and “low tar” – that are based on measurements produced by the standardized test methodologies. For example, the European Commission has concluded that descriptors based on standardized tar and nicotine yield measurements “may mislead the consumer” and has prohibited the use of descriptors. Public health organizations have also urged that descriptors be banned. For example, the Scientific Advisory Committee of the WHO concluded that descriptors such as “light, ultra-light, mild and low tar” are “misleading terms” and should be banned. In 2003, the WHO proposed the Framework Convention on Tobacco Control (“FCTC”), a treaty that requires signatory nations to adopt and implement measures to ensure that descriptive terms do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.” Such terms “may include ‘low tar,’ ‘light,’ ‘ultra-light,’ or ‘mild.’” For a discussion of the FCTC, see below under the heading “The WHO’s Framework Convention on Tobacco Control.” In addition, public health organizations in Canada and the United States have advocated “a complete prohibition of the use of deceptive descriptors such as ‘light’ and ‘mild.’” In July 2005, PMI’s Australian affiliates agreed to refrain from using descriptors in Australia on cigarettes, cigarette packaging and on material intended to be disseminated to the general public in Australia in relation to the marketing, advertising or sale of cigarettes.

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

Tobacco Quota Buy-Out:  In October 2004, FETRA was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.6 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by four of the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. In September 2005, PM USA was billed $138 million for its share of tobacco pool stock losses and recorded the amount as an expense. For a discussion of the NTGST, see Note 11. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2005 and beyond.

Following the enactment of FETRA, the trustee of the NTGST and the state entities conveying NTGST payments to tobacco growers and quota holders, alleging that the offset provisions did not apply to payments due in 2004, sued tobacco product manufacturers. In December 2004, a North Carolina trial court ruled that FETRA’s enactment had triggered the offset provisions and that the tobacco product manufacturers, including PM USA, were entitled to receive a refund of amounts paid to the NTGST during the first three quarters of 2004 and were not required to make the payments that would otherwise have been due during the fourth quarter of 2004. Plaintiffs appealed, and in August 2005, the North Carolina Supreme Court reversed the trial court’s ruling and remanded the case to the lower court for additional proceedings. In October 2005, the trial court ordered that the trustee could distribute the amounts that the tobacco companies had already paid to the NTGST during the first three quarters of 2004. PM USA’s portion of these payments was approximately $174 million. The trial court has also ruled that the manufacturers must make the payment originally scheduled to be made to the NTGST in December 2004, with interest at the North Carolina statutory rate (8% per annum) from December 2004. PM USA’s portion of the principal was approximately $58 million, which PM USA paid on October 27, 2005.

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

The WHO’s Framework Convention on Tobacco Control:  The FCTC entered into force on February 27, 2005. As of October 15, 2005, the FCTC had been signed by 168 countries and the EU and ratified by 89 countries. The FCTC is the first treaty to establish a global agenda for tobacco regulation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product advertising and promotion; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that may include the use of pictures or graphic images; adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers.

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

Reduced Cigarette Ignition Propensity Legislation:  Effective June 28, 2004, all cigarettes sold or offered for sale in New York are required to meet certain reduced ignition propensity standards established in regulations issued by the New York State Office of Fire Prevention and Control. California and Vermont have each enacted legislation requiring cigarettes sold in their state to meet the same reduced cigarette ignition propensity standard. The Vermont law takes effect on May 1, 2006 and the California law is effective on January 1, 2007. Reduced cigarette ignition propensity legislation is being considered in several states, at the federal level, and in jurisdictions outside the United States. Similar legislation has been passed in Canada and took effect on October 1, 2005.

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

All 25 EU Member States have implemented these regulations. The European Commission has issued guidelines for optional graphic warnings on cigarette packaging that Member States may apply as of 2005. Graphic warning requirements have also been proposed or adopted in a number of other jurisdictions. In 2003, the EU adopted a new directive prohibiting radio, press and Internet tobacco marketing and advertising, which has now been implemented in most EU Member States. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed or adopted in numerous other jurisdictions.

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

State Settlement Agreements:  As discussed in Note 11, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements require PM USA to make substantial annual payments. The settlements also place numerous restrictions on PM USA’s business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes. Among these are prohibitions of outdoor and transit brand advertising; payments for product placement; and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

Operating Results – Nine Months Ended September 30, 2005

The following discussion compares tobacco operating results for the nine months ended September 30, 2005, with the nine months ended September 30, 2004.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2005	2004	2005	2004
		(in millions)
Domestic tobacco	$13,667	$13,091	$3,501	$3,329
International tobacco	34,985	30,423	6,301	5,143

Total tobacco	$48,652	$43,514	$9,802	$8,472

Domestic tobacco.    PM USA’s net revenues, which include excise taxes billed to customers, increased $576 million (4.4%). Excluding excise taxes, net revenues increased $579 million (5.6%), due primarily to lower wholesale promotional allowance rates on its Focus on Four brands and higher pricing on its other brands, partially offset by higher retail allowances (all aggregating to $580 million).

Operating companies income increased $172 million (5.2%), due primarily to the previously discussed lower wholesale promotional allowance rates and higher pricing, net of higher retail allowances and expenses related to the quota buy-out legislation (aggregating $244 million), the reversal of a 2004 accrual related to tobacco quota buy-out legislation ($115 million), and lower charges for the domestic tobacco headquarters relocation ($22 million), partially offset by a charge for PM USA’s portion of the losses incurred by the federal government on disposition of its pool tobacco stock ($138 million) and higher marketing, administration and research costs ($59 million, due primarily to a pre-tax provision of $56 million for the Boeken individual smoking case, and an increase in research and development expenses, partially offset by lower marketing expenses).

PM USA’s shipment volume was 140.0 billion units, which was essentially flat to the comparable period in 2004. In the premium segment, PM USA’s shipment volume increased 0.2%. Marlboro shipment volume increased 1.0 billion units (0.9%) to 113.5 billion units. In the discount segment, PM USA’s shipment volume decreased 2.4%, while Basic shipment volume was down 1.9% to 11.5 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Nine Months Ended September 30,
	2005	2004
Marlboro	40.0%	39.4%
Parliament	1.7	1.7
Virginia Slims	2.3	2.4
Basic	4.3	4.2

Focus on Four Brands	48.3	47.7
Other	1.7	2.0

Total PM USA	50.0%	49.7%

PM USA reduced the wholesale promotional allowance on its Focus on Four brands by $1.00 per carton, from $6.50 to $5.50, effective December 12, 2004. In addition, effective January 16, 2005, PM USA increased the price of its other brands by $5.00 per thousand cigarettes or $1.00 per carton.

In April 2005, PM USA announced the construction of a research and technology center in Richmond, Virginia, which is now estimated to cost $350 million. When completed in 2007, the facility will nearly double PM USA’s research space and will house more than 500 scientists, engineers and support staff.

PM USA cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or its shipment or retail market share; however, it believes that PM USA’s results may be materially adversely affected by price increases related to increased excise taxes and tobacco litigation settlements, as well as by the other items discussed under the caption “Tobacco—Business Environment.”

International tobacco.    International tobacco net revenues, which include excise taxes billed to customers, increased $4.6 billion (15.0%). Excluding excise taxes, net revenues increased $1.9 billion (14.2%), due primarily to price increases ($804 million), favorable currency ($554 million) and the impact of acquisitions ($493 million).

Operating companies income increased $1.2 billion (22.5%), due primarily to price increases ($804 million), favorable currency ($342 million), the initial charge in 2004 related to the international tobacco E.C. agreement ($250 million) and the impact of acquisitions ($220 million, which includes Sampoerna equity income earned from March to May of 2005), partially offset by higher marketing, administration and research costs ($149 million), unfavorable volume/mix ($113 million, reflecting favorable volume but unfavorable mix), expenses related to the international tobacco E.C. agreement ($69 million), higher fixed manufacturing costs ($50 million) and the 2005 charge for asset impairment and exit costs ($33 million).

During the third quarter of 2005, PMI refined its organizational structure to bring greater focus to the enlarged European Union and the Asia region. Accordingly, in place of Western Europe and Central Europe regions, PMI will now report results for a European Union region, which include the original European Union countries and the Baltic States, Cyprus, Czech Republic, Hungary, Malta, Norway, Poland, Slovak Republic and Switzerland. Other regions remain essentially unchanged. The region commentary throughout PMI’s section of this Form 10-Q reflects the revised organizational structure, with prior year results restated for comparability.

PMI’s cigarette volume of 620.3 billion units increased 31.6 billion units (5.4%), due primarily to acquisition volumes in Indonesia and Colombia, and higher volume in Italy as a result of the one-time inventory sale to PMI’s new distributor. Excluding the volume related to acquisitions and the one-time inventory sale to the new distributor in Italy, shipments increased approximately 1%. PMI’s total tobacco volume, which includes 5.1 billion cigarette equivalent units of other tobacco products, grew 5.8% overall, and 1.4% excluding acquisitions and the one-time inventory sale to the new distributor in Italy.

In the European Union, PMI’s cigarette volume decreased 1.6%, due primarily to declines in Germany, Portugal, Switzerland and Spain, partially offset by the inventory sale in Italy and higher shipments in Poland. Excluding the inventory sale in Italy, PMI’s volume decreased 3.0% in the European Union. In Germany, PMI’s cigarette volume declined 15.4% and market share was down 0.3 share points to 36.7%, reflecting tax-driven price increases in March and December 2004, which accelerated down-trading to low-priced tobacco portions, which currently are subject to favorable excise tax treatment compared with cigarettes. PMI captured a 15.5% share of the German tobacco portions segment due to Marlboro and Next tobacco portions, which were launched in the second quarter of 2004. Later this year, the European Court of Justice is expected to issue its final binding judgment on the taxation of tobacco portions in Germany. The tobacco portions category in Germany is expected to decline sharply, should favored tax treatment be eliminated. In Portugal, PMI’s cigarette volume declined 7.0%, reflecting a lower total market due to four less selling days and declining smoking incidence. PMI’s market share in Portugal decreased 2.0 share points to 86.8%. In Switzerland, shipment volume decreased 14.7%, reflecting a lower total market due to different trade purchasing patterns and successive price increases in June and December 2004 and June 2005. Shipment volume decreased 2.3% in Spain and market share decreased 0.4 share points to 35.5%, reflecting increased competition in the lowest priced segment, as well as an unfavorable distributor inventory movement. In Italy, volume increased 5.5%, mainly reflecting the one-time inventory sale to its new distributor. Market share in Italy increased 1.4 share points to 52.7%. In Italy, industry shipments of cigarettes declined 6.2%, due to two less selling days, price sensitivity following December 2004 tax-driven price increases and recently enacted smoking restrictions. Shipment volume increased 5.1% in Poland reflecting the strong performance of PMI’s super low-priced brands, Red & White and Next, which were launched in July 2004 and July 2005, respectively.

In Eastern Europe, Middle East & Africa, volume increased 7.0%, due to gains in Egypt, Russia, Saudi Arabia, Turkey and Ukraine, partially offset by declines in Romania and Serbia. In worldwide duty-free, volume increased, mainly reflecting higher L&M shipments, partially offset by lower Marlboro shipments.

In Asia, volume increased 17.2%, due primarily to the acquisition in Indonesia, strong performance of Marlboro in the Philippines and L&M growth in Thailand, partially offset by lower volumes in Korea and Australia following tax-driven price increases. Excluding the acquisition in Indonesia, volume in Asia increased 0.6%. In Japan, PMI’s volume was down 0.6%, reflecting the industry decline of 2.5%.

In Latin America, volume increased 4.5%, primarily due to the acquisition in Colombia, mostly offset by declines in Argentina and Brazil. Excluding the acquisition in Colombia, volume in Latin America declined 3.9%.

PMI achieved market share gains in a number of important markets, including Egypt, France, Greece, Indonesia, Italy, Japan, Korea, Mexico, the Netherlands, Poland, Russia, Saudi Arabia, Turkey, Ukraine and the United Kingdom.

Volume for Marlboro cigarettes grew 2.9%, due primarily to the timing of shipments to Japan, the inventory sale in Italy and gains in the Philippines, Romania, Ukraine and Turkey, partially offset by lower volumes in Germany and worldwide duty-free. Excluding the timing of shipments to Japan and the inventory sale in Italy, Marlboro cigarette volume was essentially flat. Marlboro market share increased in many important markets, including Egypt, France, Japan, Korea, Mexico, Portugal, Russia, Turkey, Ukraine and the United Kingdom.

As discussed in Note 6. Acquisitions, during the first nine months of 2005, PMI acquired 98% of the outstanding shares of Sampoerna, an Indonesian tobacco company, and a 98.1% stake in Coltabaco, the largest tobacco company in Colombia.

During the first half of 2004, PMI purchased a tobacco business in Finland for a cost of approximately $40 million.

PMI’s license agreement with Japan Tobacco Inc. for the manufacture and sale of Marlboro cigarettes in Japan was not renewed when the agreement expired in April 2005. PMI has undertaken the manufacture and merchandising of Marlboro and has expanded its field force and vending machine infrastructure in Japan.

Operating Results – Three Months Ended September 30, 2005

The following discussion compares tobacco operating results for the three months ended September 30, 2005, with the three months ended September 30, 2004.

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2005	2004	2005	2004
	(in millions)
Domestic tobacco	$4,731	$4,505	$1,202	$1,147
International tobacco	12,075	10,316	2,202	1,840

Total tobacco	$16,806	$14,821	$3,404	$2,987

Domestic tobacco.    PM USA’s net revenues, which include excise taxes billed to customers, increased $226 million (5.0%). Excluding excise taxes, net revenues increased $235 million (6.6%), due primarily to lower wholesale promotional allowance rates on its Focus on Four brands and higher pricing on its other brands (aggregating $284 million), partially offset by lower volume ($50 million).

Operating companies income increased $55 million (4.8%), due primarily to the previously discussed lower wholesale promotional allowance rates and higher pricing, net of expenses related to the quota buy-out legislation (aggregating $181 million), and the reversal of a 2004 accrual related to tobacco quota buy-out legislation ($115 million), partially offset by a charge for PM USA’s portion of the losses incurred by the federal government on disposition of its pool tobacco stock ($138 million), higher marketing, administration and research costs ($83 million, including a provision of $56 million for the Boeken individual smoking case) and lower volume ($36 million).

PM USA’s shipment volume was 47.9 billion units, a decrease of 0.9%, but was estimated to be essentially flat when adjusted for the timing of trade purchases related to the July 4th holiday period. In the premium segment, PM USA’s shipment volume decreased 0.7%. Marlboro shipment volume was flat at 38.9 billion units. In the discount segment, PM USA’s shipment volume decreased 3.7%, while Basic shipment volume decreased 3.2% to 3.9 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Three Months Ended September 30,
	2005	2004
Marlboro	40.1%	39.6%
Parliament	1.8	1.7
Virginia Slims	2.3	2.4
Basic	4.2	4.2

Focus on Four Brands	48.4	47.9
Other	1.7	2.0

Total PM USA	50.1%	49.9%

PM USA’s retail share of the premium category was 62.2% in the third quarter of 2005, a decrease of 0.1 share point from the third quarter of 2004. In the discount category, PM USA’s share increased 0.2 share points to 16.2%, driven by Basic.

International tobacco.    International tobacco net revenues, which include excise taxes billed to customers, increased $1.8 billion (17.1%). Excluding excise taxes, net revenues increased $845 million (18.7%), due primarily to the impact of acquisitions ($357 million), price increases ($308 million), favorable currency ($97 million) and higher volume/mix ($83 million).

Operating companies income increased $362 million (19.7%), due primarily to price increases ($308 million), the impact of acquisitions ($137 million), and favorable currency ($80 million), partially offset by higher marketing, administration and research costs ($71 million), the 2005 charge for asset impairment and exit costs ($32 million), higher fixed manufacturing costs ($24 million) and unfavorable volume/mix ($10 million, reflecting favorable volume but unfavorable mix).

PMI’s cigarette volume of 217.0 billion units increased 17.9 billion units (9.0%), due primarily to higher volume in Eastern Europe, Turkey and the Middle East, and acquisition volumes in Indonesia and Colombia, partially offset by lower shipments in the European Union. Excluding the volume related to acquisitions, PMI cigarette shipments increased 0.8%. PMI’s total tobacco volume, which includes 2.0 billion cigarette equivalent units of other tobacco products, grew 9.4% overall, and 1.2% excluding acquisitions.

In the European Union, cigarette volume declined 4.2%, reflecting total market declines, mainly in Germany and Italy. In Germany, PMI’s cigarette volume declined 12.8%, while the total cigarette market declined 13.1% or 3.8 billion units. However, the cigarette market decline was partially offset by an increase of 2.5 billion units of other tobacco products, principally tobacco portions, which currently are subject to favorable excise tax treatment compared with cigarettes. PMI’s share of total tobacco shipments in Germany declined 0.1 share point to 28.7%. However, PMI’s cigarette industry share of 36.7% increased 0.2 share points, driven by Marlboro and Next. In addition, PMI’s share of other tobacco products increased 6.3 share points to 12.9%, with its share of tobacco portions increasing 10.2 share points to 18.7%. In Italy, the total cigarette market was down 8.4%, reflecting lower smoking incidence due to higher cigarette prices and increased smoking restrictions, adverse trade inventory movements and one less selling day. PMI’s cigarette shipment volume in Italy was down 6.2%; however PMI’s market share grew 1.9 share points to 52.9%, driven mainly by Diana, Chesterfield and Marlboro. In France, PMI’s shipment volume increased 9.8% and market share increased 1.7 share points to 41.7%, driven by Marlboro and the Philip Morris brand. PMI’s shipments in Spain were essentially flat and market share declined 0.7 share points to 35.2%, reflecting increased competition in the lowest price segment. Marlboro’s share in Spain was down 0.4 share points to 17.5%. In Poland, PMI’s cigarette volume declined 2.1% and market share declined 1.4 share points to 37.1%, due to consumer down trading to the super low-price segment. In the Czech Republic, PMI’s shipments increased 0.2%; however, market share was down as a result of intense competition resulting from the rapid growth of the low-price segment.

In Eastern Europe, Middle East and Africa, PMI’s volume increased 5.7%, due primarily to gains in Egypt, Saudi Arabia, Turkey and Ukraine. Shipments were flat in Russia, reflecting adverse trade inventory movements. Excluding those inventory changes, volume in Russia increased 3.7%. Market share in Russia increased 0.6 share points to 27.0%, driven by growth in Muratti, Marlboro, Parliament and Chesterfield. In Ukraine, volume growth of 16.4% and a market share increase of 1.4 share points to 32.2% were driven by consumer up-trading stimulated by narrowing price gaps with low-price filter brands, which benefited Marlboro and Chesterfield. In Turkey, shipment volume increased 12.7% and market share increased 5.3 share points to 43.0%, fueled by growth of Lark and the recent launch of Bond Street. In worldwide duty-free, volume increased 11.3%, due to gains in Turkey, Romania and the Middle East.

In Asia, volume increased 40.4%, due primarily to the acquisition in Indonesia, and gains in the Philippines. Excluding the acquisition in Indonesia, volume in Asia increased 0.8%. In Japan, PMI’s shipment volume increased 0.8% despite a 2.5% decline in the total cigarette market, and market share rose 0.3 share points to 24.9%, driven by Parliament, Virginia Slims and the recent launch of Marlboro Ultra Lights Menthol.

In Latin America, volume increased 12.6%, due primarily to the acquisition in Colombia and higher shipments in Mexico, partially offset by declines in Argentina and Brazil. Excluding the acquisition in Colombia, volume in Latin America declined 1.4%.

PMI achieved market share gains in a number of important markets including Egypt, France, Germany, Indonesia, Italy, Japan, Korea, Mexico, Philippines, Russia, Saudi Arabia, Turkey, Ukraine, and the United Kingdom.

Volume for Marlboro cigarettes grew 0.4%, due primarily to higher volume in the Eastern Europe, Middle East & Africa region, largely offset by declines in Germany and Italy. Marlboro market share increased in many important markets, including Egypt, France, Germany, Greece, Italy, Japan, Korea, Mexico, Philippines, Portugal, Russia, Turkey, Ukraine and the United Kingdom.

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

KNAC and KIC are subject to a number of challenges that may adversely affect their businesses. These challenges, which are discussed below and in the Cautionary Factors That May Affect Future Results section include:

•	fluctuations in commodity prices;

•	movements of foreign currencies;

•	competitive challenges in various products and markets, including price gaps with competitor products and the increasing price-consciousness of consumers;

•	a rising cost environment and the ability to increase prices;

•	a trend toward increasing consolidation in the retail trade and consequent pricing pressure and inventory reductions;

•	a growing presence of hard discount retailers, primarily in Europe, with an emphasis on private label products;

•	changing consumer preferences, including diet trends;

•	competitors with different profit objectives and less susceptibility to currency exchange rates; and

•	concerns and/or regulations regarding food safety, quality and health, including genetically modified organisms, trans-fatty acids and obesity. Increased government regulation of the food industry could result in increased costs to Kraft.

Commodity costs continued to rise for Kraft, with significant impacts resulting from higher coffee, nuts, energy and packaging costs, partially offset by lower year-over-year dairy costs. Third quarter commodity costs were up approximately $200 million versus the prior year. Year-to-date aggregate commodity costs have risen approximately $600 million versus the prior year. Full-year 2005 commodity costs are projected to increase by approximately $800 million versus 2004, which is approximately $200 million higher than previous projections. Key drivers of the increase in projections are higher than expected energy, packaging and dairy costs. Kraft expects the higher cost environment to continue, particularly for energy and packaging.

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

In January 2004, Kraft announced a multi-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program (which is discussed further in Note 2. Asset Impairment and Exit Costs), Kraft anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, Kraft expects to incur approximately $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including $173 million and $479 million incurred during the nine months ended September 30, 2005 and 2004, respectively, and $42 million and $61 million incurred during the three months ended September 30, 2005 and 2004, respectively. Total pre-tax charges for the program incurred through September 30, 2005 were $814 million. Approximately one-half of the pre-tax charges are expected to require cash payments. It is possible that Kraft may undertake additional restructuring programs in the future.

In addition, Kraft expects to incur approximately $140 million in capital expenditures from 2004 through 2006 to implement the restructuring program, including $69 million spent in the first nine months of 2005. From January 2004 through September 30, 2005, Kraft spent $115 million in capital to implement the restructuring program. Cost savings as a result of the restructuring program were approximately $127 million in 2004, are expected to increase by an incremental $120 million to $140 million in 2005 (approximately $99 million of which occurred during the first nine months of 2005), and are anticipated to reach annualized cost savings of approximately $400 million by 2006, all of which are expected to be used in support of brand-building initiatives.

One element of Kraft’s growth strategy is to strengthen its brand portfolio through an active program of selective acquisitions and divestitures. Kraft is constantly investigating potential acquisition candidates and from time to time sells businesses that are outside its core categories or that do not meet its growth or profitability targets. The impact of any future acquisition or divestiture could have a material impact on Altria Group, Inc.’s consolidated financial position, results of operations or cash flows, and future sales of businesses could in some cases result in losses on sale.

In June 2005, Kraft sold substantially all of its sugar confectionery business for approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. Kraft recorded a net loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction. ALG’s share of the loss, net of minority interest, was $255 million.

During the second quarter of 2005, Kraft sold its fruit snacks business, resulting in a pre-tax loss of $2 million. Kraft incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale of this business. During the first quarter of 2005, Kraft sold its U.K. desserts business and its U.S. yogurt business. During the third quarter of 2004, Kraft sold a Brazilian snack nuts business. The aggregate proceeds received from the sales of these businesses in the first nine months of 2005 and 2004 were $218 million and $11 million, respectively, on which pre-tax gains of $115 million and a pre-tax loss of $8 million, respectively, were recorded.

The operating results of businesses acquired and sold, excluding Kraft’s sugar confectionery business, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Operating Results – Nine Months Ended September 30, 2005

The following discussion compares food operating results for the nine months ended September 30, 2005, with the nine months ended September 30, 2004.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2005	2004	2005	2004
	(in millions)
North American food	$16,855	$16,259	$2,916	$2,923
International food	7,595	7,125	792	633

Total food	$24,450	$23,384	$3,708	$3,556

North American food.    Net revenues increased $596 million (3.7%), due primarily to higher volume/mix ($315 million), higher net pricing ($167 million, reflecting commodity-driven price increases primarily on coffee, nuts, cheese and meats, partially offset by increased promotional spending), favorable currency ($128 million) and the impact of acquisitions ($41 million), partially offset by the impact of divestitures ($59 million). Revenue growth reflects positive mix across much of the portfolio, commodity-driven pricing, volume gains driven by cereals, biscuits, meats and desserts, and the benefit of higher marketing. These were partially offset by weaker category trends in certain products, such as coffee and nuts, due to higher retail prices.

Operating companies income decreased $7 million (0.2%), due primarily to higher marketing, administration and research costs ($239 million, which includes higher benefit costs), unfavorable costs, net of higher pricing ($33 million, including higher commodity costs and increased promotional spending), and the net impact of higher implementation costs associated with the Kraft restructuring program ($30 million), partially offset by lower pre-tax charges for asset impairment and exit costs ($165 million), higher volume/mix ($108 million) and favorable currency ($22 million).

Volume increased 0.6%, due primarily to the acquisition of a beverage business in 2004, partially offset by the impact of divestitures. Excluding acquisitions and divestitures, volume increased 0.1%. In U.S. Beverages, volume increased, driven primarily by an acquisition, partially offset by volume declines in coffee due to commodity-driven price increases and in ready-to-drink refreshment beverages due to category weakness. In U.S. Snacks & Cereals, volume increased, due primarily to higher biscuit shipments and new product introductions and channel expansion in cereals, partially offset by lower snack nut shipments, due to commodity-driven price increases. Volume increased in U.S. Convenient Meals, due primarily to new product introductions and higher shipments of cold cuts, partially offset by lower shipments of pizza, due to increased competition, and the discontinuation of a product line in meals. In U.S. Cheese, Canada & North America Foodservice, volume decreased, due primarily to the impact of divestitures and lower volume in Canada, partially offset by higher volume in foodservice. In U.S. Grocery, volume decreased, due primarily to lower shipments of enhancers resulting from increased competitive activity, partially offset by new product introductions in desserts.

International food.    Net revenues increased $470 million (6.6%), due primarily to favorable currency ($339 million), higher pricing ($112 million, including higher commodity-driven pricing, net of increased promotional spending) and favorable volume/mix ($71 million), partially offset by the impact of divestitures ($53 million). Net revenues were up in numerous markets, including developing markets, driven by significant growth in Russia and Ukraine. In addition, net revenues increased in several Western European markets, partially offset by a decline in Germany, due to lower volume, reflecting price increases in coffee.

Operating companies income increased $159 million (25.1%), due primarily to the 2005 gain and 2004 loss on sales of businesses ($124 million), lower pre-tax charges for asset impairment and exit costs ($94 million), favorable volume/mix ($64 million) and favorable currency ($50 million), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($102 million, including higher commodity costs), higher fixed manufacturing costs ($24 million), higher marketing, administration and research costs ($17 million, including higher benefit costs, partially offset by $16 million of income from the recovery of receivables previously written-off), the impact of divestitures ($16 million) and the net impact of higher implementation costs associated with the Kraft restructuring program ($14 million).

Volume decreased 1.6%, due primarily to higher commodity-driven pricing and the impact of divestitures.

In Europe, Middle East & Africa, volume decreased, due primarily to lower volume in Germany and the divestiture of the U.K. desserts business in the first quarter of 2005, partially offset by growth in developing markets, including Russia, Ukraine and the Middle East. In grocery, volume declined, due to the divestiture of the U.K. desserts business in the first quarter of 2005 and lower results in Egypt and Germany. Beverages volume decreased, driven by lower coffee shipments in Germany, due to commodity-driven price increases, partially offset by higher shipments of refreshment beverages in the Middle East and higher shipments of coffee in Russia and Ukraine. Convenient meals volume declined, due primarily to lower market performance in the United Kingdom and lower promotions in Germany. In snacks, volume declined, as lower biscuits volume in Egypt was partially offset by gains in confectionery, benefiting from growth in Russia and Ukraine.

Volume decreased in Latin America & Asia Pacific, due primarily to lower shipments in several Latin American markets and China, partially offset by growth in Southeast Asia. Grocery volume declined, due primarily to lower shipments in Brazil and Central America. Snacks volume also declined, impacted by increased biscuit competition in Brazil and China, partially offset by higher shipments in Venezuela. In beverages, volume increased, due primarily to refreshment beverage gains in the Philippines and Brazil.

Operating Results – Three Months Ended September 30, 2005

The following discussion compares food operating results for the three months ended September 30, 2005, with the three months ended September 30, 2004.

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2005	2004	2005	2004
		(in millions)
North American food	$5,551	$5,371	$948	$1,056
International food	2,506	2,347	252	224

Total food	$8,057	$7,718	$1,200	$1,280

North American food.    Net revenues increased $180 million (3.4%), due primarily to higher volume/mix ($165 million), favorable currency ($45 million) and higher pricing, net of increased promotional spending ($5 million, reflecting commodity-driven price increases), partially offset by the impact of divestitures ($39 million). Revenue growth reflects positive mix across much of the portfolio and volume gains in beverages, cereals, meats and biscuits. These were partially offset by weaker category trends in certain products, such as coffee and nuts, due to higher retail prices.

Operating companies income decreased $108 million (10.2%), due primarily to higher marketing, administration and research costs ($83 million, including benefit costs), unfavorable costs, net of higher pricing ($81 million, including higher commodity costs and higher promotional spending), the net impact of higher implementation costs associated with the Kraft restructuring program ($7 million) and higher fixed manufacturing costs ($4 million), partially offset by higher volume/mix ($61 million), favorable currency ($8 million) and lower pre-tax charges for asset impairment and exit costs ($3 million).

Volume increased 0.7%, due primarily to higher shipments in U.S. Beverages, partially offset by the impact of divestitures. In U.S. Beverages, volume increased, reflecting higher ready-to-drink shipments and expanded distribution of the 2004 Veryfine acquisition, partially offset by lower coffee shipments, due to commodity-driven price increases. In U.S. Convenient Meals, volume increased, due primarily to higher shipments of cold cuts and new product introductions, partially offset by lower shipments in meals and pizza. In U.S. Snacks & Cereals, volume increased, due primarily to new product introductions in biscuits and cereals, partially offset by lower snack nut shipments, due to commodity-driven price increases. Volume declined in U.S. Cheese, Canada & North America Foodservice, due primarily to the impact of divestitures and lower shipments in Canada and foodservice. In U.S. Grocery, volume was flat, as gains in enhancers were offset by the impact of divestitures.

International food. Net revenues increased $159 million (6.8%), due primarily to favorable currency ($73 million), higher pricing, net of increased promotional spending ($65 million, reflecting commodity-driven pricing) and favorable volume/mix ($40 million), partially offset by the impact of divestitures ($19 million). The increased net revenues were driven by developing markets, partially offset by net revenue declines in Germany due to lower volume, reflecting price increases in coffee.

Operating companies income increased $28 million (12.5%), due primarily to favorable volume/mix ($24 million), favorable currency ($19 million), lower pre-tax charges for asset impairment and exit costs ($15 million) and the 2004 loss on sales of businesses ($8 million), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($18 million, including higher commodity costs), higher fixed manufacturing costs ($11 million), the impact of divestitures ($5 million), higher marketing, administration and research costs ($3 million) and the net impact of the higher implementation costs associated with the Kraft restructuring program ($2 million).

Volume decreased 0.8%, due primarily to the effect of higher commodity-driven pricing and the impact of divestitures, partially offset by higher shipments in Latin America.

In Europe, Middle East & Africa, volume decreased, due primarily to lower volume in Germany and the divestiture of the U.K. desserts business in the first quarter of 2005, partially offset by growth in Ukraine and Russia. Beverages volume decreased, impacted by lower coffee shipments in Germany, due to commodity-driven price increases, and lower refreshment beverage shipments in the Middle East, partially offset by higher shipments of coffee in Russia and Ukraine. In grocery, volume also declined, due to the divestiture of the U.K. desserts business in the first quarter of 2005 and lower results in Egypt and Germany. Convenient meals volume declined due to lower shipments in the U.K. and Germany. In snacks, volume declined, due primarily to lower biscuits volume in Egypt and lower confectionery volume in Germany, partially offset by confectionery gains in Ukraine and Russia.

Volume increased in Latin America & Asia Pacific, due primarily to higher shipments in Brazil and Venezuela, and growth in Southeast Asia, partially offset by lower shipments in China. In beverages, volume increased, due primarily to increased refreshment beverage shipments across most markets in Latin America and Southeast Asia, driven by promotions. Snacks volume also increased due to higher biscuit shipments in Brazil and Venezuela, partially offset by lower volume in China caused by increased biscuit competition. In grocery, volume declined, due primarily to lower shipments in Brazil. Cheese & dairy volume also declined, due primarily to lower shipments in Japan and Australia. Convenient meals volume decreased, due primarily to lower shipments in Argentina.

Financial Services

Business Environment

In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the first nine months of 2005 and 2004, PMCC received proceeds from asset sales and maturities of $446 million and $605 million, respectively, and recorded gains of $72 million and $106 million, respectively, in operating companies income. During the three months ended September 30, 2005 and 2004, PMCC received proceeds from asset sales and maturities of $126 million and $221 million, respectively, and recorded gains of $40 million and $12 million, respectively, in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major United States carriers. At September 30, 2005, approximately 28%, or $2.2 billion of PMCC’s finance asset balance related to aircraft. Three of PMCC’s lessees, United Air Lines, Inc. (“UAL”), Delta and Northwest are currently under bankruptcy protection and therefore PMCC is not recording income on these leases.

PMCC leases 24 Boeing 757 aircraft to UAL with an aggregate finance asset balance of $548 million at September 30, 2005. PMCC has entered into an agreement with UAL to amend 18 direct finance leases and UAL has assumed the 18 amended leases. There is no third-party debt associated with these leases. UAL remains current on lease payments due to PMCC on these 18 amended leases.

PMCC continues to monitor the situation at UAL with respect to the six remaining aircraft financed under leveraged leases, in which PMCC has an aggregate finance asset balance of $92 million. UAL and the public debt holders have a court approved agreement that calls for the public debt holders to foreclose on PMCC’s interests in these six aircraft and transfer them to UAL. Should the foreclosure occur, the $92 million finance asset would be written off against PMCC’s allowance for losses. The foreclosure would also result in the acceleration of tax payments in the amount of approximately $55 million on these leases.

In addition, PMCC has an aggregate finance asset balance of $257 million at September 30, 2005, relating to six Boeing 757, nine Boeing 767 and four McDonnell Douglas (MD-88) aircraft leased to Delta under long-term leveraged leases. In November 2004, PMCC, along with other aircraft lessors, entered into restructuring agreements with Delta. As a result of its agreement, PMCC recorded a charge to the allowance for losses of $40 million in the fourth quarter of 2004. As a result of Delta’s bankruptcy filing in September 2005, the restructuring agreement is no longer in effect and PMCC is at risk of having its interest in these aircraft foreclosed upon by the senior lenders under the leveraged leases.

PMCC also leases ten Airbus A-319, three Airbus A-320, and five British Aerospace RJ85 aircraft to Northwest financed under leveraged leases with an aggregate finance asset balance of $162 million at September 30, 2005. Northwest filed for bankruptcy protection in September 2005. As a result, PMCC is at risk of having its interest in these aircraft foreclosed upon by the senior lenders under the leveraged leases.

In addition, PMCC leases 16 Airbus A-319 aircraft to US Airways, Inc. (“US Airways”) financed under leveraged leases with an aggregate finance asset balance of $150 million at September 30, 2005. In September 2005, US Airways emerged from bankruptcy protection and assumed the leases on PMCC’s aircraft without any changes. Also in September 2005, US Airways and America West Holdings Corp. completed a merger. PMCC leases five Airbus A-320 aircraft and three engines to America West with an aggregate finance asset balance of $44 million at September 30, 2005.

Due to continuing uncertainty within its airline portfolio and the recent bankruptcy filings by Delta and Northwest, PMCC recorded a provision for losses of $200 million in September 2005. As a result of this provision, PMCC’s fixed charge coverage ratio did not meet its 1.25:1 requirement under a support agreement with ALG. Accordingly, as required by the support agreement, a support payment of $150 million was made by ALG to PMCC in September 2005.

Previously, PMCC recorded provisions for losses of $140 million in the fourth quarter of 2004 and $290 million in the fourth quarter of 2002 for its airline industry exposure. At September 30, 2005, PMCC’s allowance for losses, which includes the provisions recorded by PMCC for its airline industry exposure, was $699 million. It is possible that further adverse developments in the airline industry may require PMCC to increase its allowance for losses.

Operating Results

	2005	2004
	(in millions)
Net revenues:
Nine months ended September 30,	$262	$332

Three months ended September 30,	$99	$76

Operating companies (loss) income:
Nine months ended September 30,	$(10)	$250

Three months ended September 30,	$(121)	$55

PMCC’s net revenues for the nine months ended September 30, 2005 decreased $70 million (21.1%) from the comparable period in 2004, due primarily to the previously discussed change in strategy which resulted in lower lease portfolio revenues and lower gains from asset management activity. Net revenues for the three months ended September 30, 2005, increased $23 million (30.3%) from the comparable period in 2004, due primarily to higher gains from asset management activity partially offset by lower lease portfolio revenues.

PMCC’s operating companies income for the nine months and three months ended September 30, 2005, decreased $260 million (100.0+%) and $176 million (100.0+%), respectively, from the comparable period in 2004, due primarily to the 2005 provision for airline industry exposure discussed above.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2005, net cash provided by operating activities was $8.0 billion compared with $8.8 billion during the comparable 2004 period. The decrease in cash provided by operating activities was due primarily to a higher use of cash to fund working capital (including an increase in income tax payments at Kraft related to the sale of its sugar confectionery business) and increased pension contributions, partially offset by higher earnings from continuing operations and lower escrow bond deposits related to the Price domestic tobacco case.

Net Cash Used in Investing Activities

One element of the growth strategy of ALG’s subsidiaries is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time Kraft sells businesses that are outside its core categories or that do not meet its growth or profitability targets. The impact of future acquisitions or divestitures could have a material impact on Altria Group, Inc.’s consolidated cash flows, and future sales of businesses could in some cases result in losses on sale.

During the first nine months of 2005, net cash used by investing activities was $4.2 billion, compared with $722 million during the first nine months of 2004. The increase in cash used was due primarily to the purchase of 98% of the outstanding shares of Sampoerna in the first nine months of 2005, partially offset by proceeds from the sales of businesses (primarily Kraft’s sugar confectionery business) in the first nine months of 2005.

Net Cash Used in Financing Activities

During the first nine months of 2005, net cash used in financing activities was $2.9 billion, compared with $5.2 billion during the first nine months of 2004. The change was due primarily to increased borrowings in the first nine months of 2005, which were primarily related to the acquisition of Sampoerna.

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

Credit Lines – ALG and Kraft maintain separate revolving credit facilities that they have historically used to support the issuance of commercial paper. However, as a result of the rating agencies’ actions discussed above, ALG’s and Kraft’s access to the commercial paper market was temporarily eliminated in 2003. Subsequently, in April 2003, ALG and Kraft began to borrow against existing credit facilities to repay maturing commercial paper and to fund normal working capital needs. By the end of May 2003, Kraft regained its access to the commercial paper market. ALG’s access to the commercial paper market has improved since it regained limited access in November 2003, but not to the levels achieved prior to the ratings downgrades.

As discussed in Note 6. Acquisitions, the purchase price of the Sampoerna acquisition was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility and a euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG. These facilities require PMI to maintain an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio of not less than 3.5 to 1.0. At September 30, 2005, PMI exceeded this ratio by a significant amount and is expected to continue to exceed it.

In April 2005, ALG negotiated a 364-day revolving credit facility in the amount of $1.0 billion and a new multi-year credit facility in the amount of $4.0 billion, which is due to expire in April 2010. In addition, ALG terminated the existing $5.0 billion multi-year credit facility, which was due to expire in July 2006. The new ALG facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreement, of 2.5 to 1.0, which remained unchanged from the previous multi-year facility. At September 30, 2005, the ratio calculated in accordance with the agreement was 9.8 to 1.0.

In April 2005, Kraft negotiated a new multi-year revolving credit facility to replace both its $2.5 billion 364-day facility that was due to expire in July 2005 and its $2.0 billion multi-year facility that was due to expire in July 2006. The new Kraft facility, which is for the sole use of Kraft, in the amount of $4.5 billion, expires in April 2010 and requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of Kraft’s previous facilities. At September 30, 2005, Kraft’s net worth was $29.8 billion.

ALG, PMI and Kraft expect to continue to meet their respective covenants. These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral. The multi-year facilities enable the respective companies to reclassify short-term debt on a long-term basis.

At September 30, 2005, $2.7 billion of short-term borrowings that PMI expects to remain outstanding at September 30, 2006, were reclassified as long-term debt.

At September 30, 2005, credit lines for ALG, Kraft and PMI, and the related activity were as follows (in billions of dollars):

ALG	September 30, 2005
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day	$1.0	$-	$-	$1.0
Multi-year	4.0			4.0

	$5.0	$-	$-	$5.0

Kraft	September 30, 2005
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available
Multi-year	$4.5	$-	$0.9	$3.6

PMI	September 30, 2005
Type	Credit Lines	Amount Drawn	Lines Available
euro 2.5 billion, 3-year term loan	$3.1	$3.1	$-
euro 2.0 billion, 5-year revolving credit	2.4	1.2	1.2

	$5.5	$4.3	$1.2

In addition to the above, certain international subsidiaries of ALG and Kraft maintain uncommitted credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.0 billion for ALG subsidiaries (other than Kraft) and approximately $0.6 billion for Kraft subsidiaries, are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $0.9 billion at September 30, 2005.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $24.7 billion and $23.0 billion at September 30, 2005 and December 31, 2004, respectively. Total consumer products debt was $22.6 billion and $20.8 billion at September 30, 2005 and December 31, 2004, respectively. Total consumer products debt includes third-party debt in Kraft’s condensed consolidated balance sheet of $10.8 billion and $12.3 billion at September 30, 2005 and December 31, 2004, respectively, and PMI third party debt of $5.2 billion at September 30, 2005. At September 30, 2005 and December 31, 2004, Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.66 and 0.68, respectively. The ratio of total debt to total equity was 0.72 and 0.75 at September 30, 2005 and December 31, 2004, respectively.

ALG does not guarantee the debt of Kraft or PMI.

Guarantees – As discussed in Note 11, at September 30, 2005, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $274 million, of which $244 million have no specified expiration dates. The remainder expire through 2023, with $10 million expiring by September 30, 2006. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $43 million on its condensed consolidated balance sheet at September 30, 2005, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2005, subsidiaries of ALG were also contingently liable for $1.8 billion of guarantees related to their own performance, consisting of the following:

•	$1.5 billion of guarantees of excise tax and import duties related primarily to international shipments of tobacco products. In these agreements, a financial institution provides a guarantee of tax payments to the respective governments. PMI then issues a guarantee to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s condensed consolidated balance sheet.

•	$0.3 billion of other guarantees related to the tobacco and food businesses.

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

As a result of these agreements, PM USA and PMI recorded the following amounts in cost of sales (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
PM USA	$3,738	$3,459	$1,285	$1,195
PMI	107	38	27	38

Total	$3,845	$3,497	$1,312	$1,233

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

Litigation Escrow Deposits – As discussed in Note 11, in connection with obtaining a stay of execution in May 2001 in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the September 30, 2005 and December 31, 2004 condensed consolidated balance sheets as other assets. These amounts will be returned to PM USA should it prevail in the appeal of this case. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

In addition, in connection with obtaining a stay of execution in the Price case, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution. Since this note is the result of an intercompany financing arrangement, it does not appear on the condensed consolidated balance sheet of Altria Group, Inc. In addition, PM USA agreed to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note which are due in equal installments in April 2008, 2009 and 2010. Through September 30, 2005, PM USA made $1.85 billion in cash deposits due under the judge’s order. Cash deposits into the account are included in other assets on the condensed consolidated balance sheet. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court.

With respect to certain adverse verdicts and judicial decisions currently on appeal, other than the Engle and the Price cases discussed above, as of September 30, 2005, PM USA has posted various forms of security totaling approximately $320 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. In addition, as discussed in Note 11, PMI placed 51 million euro in an escrow account pending appeal of an adverse administrative court decision in Italy. These cash deposits are included in other assets on the condensed consolidated balance sheets.

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

Leases – PMCC’s investment in leases is included in finance assets, net, on the condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004. At September 30, 2005, PMCC’s net finance receivable of $7.2 billion in leveraged leases, which is included in Altria Group, Inc.’s condensed consolidated balance sheet as finance assets, net, consists of rents receivable ($25.3 billion) and the residual value of assets under lease ($1.9 billion), reduced by third-party nonrecourse debt ($17.0 billion) and unearned income ($3.0 billion). The payment of the nonrecourse debt is collateralized only by the leases (including lease payments receivable) and the leased property, and is nonrecourse to all other unrelated assets of PMCC. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at September 30, 2005, also include net finance receivables for direct finance leases of $0.6 billion and an allowance for losses ($0.7 billion).

Equity and Dividends

During December 2004, Kraft completed its $700 million share repurchase program and began a $1.5 billion two-year share repurchase program. During the first nine months of 2005 and 2004, Kraft repurchased 25.3 million and 15.4 million shares, respectively, of its Class A common stock at a cost of $800 million and $487 million, respectively. As of September 30, 2005, Kraft had repurchased 26.7 million shares of its Class A common stock, under its $1.5 billion authority, at an aggregate cost of $850 million.

As discussed in Note 1. Accounting Policies, in January 2005, Altria Group, Inc. granted approximately 1.2 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 0.9 million equivalent shares. Restrictions on these shares lapse in the first quarter of 2008.

Dividends paid in the first nine months of 2005 and 2004 were $4.5 billion and $4.2 billion, respectively, an increase of 8.5%, primarily reflecting a higher dividend rate in 2005. During the third quarter of 2005, Altria Group, Inc.’s Board of Directors approved a 9.6% increase in the quarterly dividend rate to $0.80 per share. As a result, the present annualized dividend rate is $3.20 per share.

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

A substantial portion of Altria Group, Inc.’s derivative financial instruments is effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
(Loss) gain at beginning of period	$(14)	$(83)	$65	$(10)
Derivative (gains) losses transferred to earnings	(42)	43	(23)	(2)
Change in fair value	126	45	28	17

Gain as of September 30	$70	$5	$70	$5

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates.    Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At September 30, 2005 and December 31, 2004, Altria Group, Inc. had foreign exchange option and forward contracts with aggregate notional amounts of $6.7 billion and $9.7 billion, respectively. In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. A substantial portion of the foreign currency swap agreements is accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of September 30, 2005 and December 31, 2004. At September 30, 2005 and December 31, 2004, the notional amounts of foreign currency swap agreements aggregated $2.4 billion and $2.7 billion, respectively. At September 30, 2005, PMI had foreign exchange swap agreements that are used as economic hedges, but do not qualify as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133. These hedges, which have an estimated fair value of $54 million as of September 30, 2005 and a notional value of $100 million, are held by Sampoerna, which PMI purchased during the second quarter of 2005.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the nine months ended September 30, 2005 and 2004, a gain of $242 million, net of income taxes, and a loss of $85 million, net of income taxes, respectively, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities.    Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials. Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At September 30, 2005 and December 31, 2004, Kraft had net long commodity positions of $465 million and $443 million, respectively. In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at September 30, 2005 and December 31, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ALG’s share repurchase activity for each of the three months ended September 30, 2005, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	24,343	$65.29	-	-

August 1, 2005 – August 31, 2005	68,525	$67.18	-	-

September 1, 2005 – September 30, 2005	198,879	$71.23	-	-

For the Quarter Ended September 30, 2005	291,747	$69.78

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who exercised stock options and used previously owned shares to pay all, or a portion of, the option exercise price and related taxes.

Item 6. Exhibits.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Pending Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE

Dinyar S. Devitre
Senior Vice President and Chief Financial Officer

November 9, 2005