Form 10-K
period 2005-12-31
ALTRIA GROUP, INC.
filed 2006-03-10
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

917-663-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.33 1/3 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☑    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐    No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of June 30, 2005 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $134 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 28, 2006
Common Stock, $0.33 1/3 par value	2,086,951,179 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to shareholders for the year ended December 31, 2005 (the “2005 Annual Report”)	Parts I, II, and IV

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 27, 2006, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 13, 2006	Part III

PART I

Item 1. Business.

(a)  General Development of Business

General

As used herein, unless the context indicates otherwise, “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”) are engaged in the manufacture and sale of cigarettes and other tobacco products. ALG’s majority owned (87.2% as of December 31, 2005) subsidiary Kraft Foods Inc. (“Kraft”) is engaged in the manufacture and sale of packaged foods and beverages. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. During 2003, PMCC shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of finance assets. In addition, at December 31, 2005, ALG had a 28.7% economic interest and voting interest in SABMiller plc (“SABMiller”), which is engaged in the manufacture and sale of various beer products.

As previously communicated, for significant business reasons, the Board of Directors is looking at a number of restructuring alternatives, including the possibility of separating Altria Group, Inc. into two, or potentially three, independent entities. Continuing improvements in the entire litigation environment are a prerequisite to such action by the Board of Directors. The timing and chronology of events are uncertain.

PM USA is the largest cigarette company in the United States. PMI is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes) internationally. Marlboro, the principal cigarette brand of these companies, has been the world’s largest-selling cigarette brand since 1972.

In March 2005, a subsidiary of PMI acquired 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”), an Indonesian tobacco company. In May 2005, PMI purchased an additional 58% of the outstanding shares, for a total of 98%. The total cost of the transaction was $4.8 billion, including Sampoerna’s cash of $0.3 billion and debt of the U.S. dollar equivalent of $0.2 billion. The purchase price was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility and a euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG.

Sampoerna’s financial position and results of operations have been fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. Sampoerna contributed $315 million of operating income and $128 million of net earnings since March 2005.

Kraft is engaged in the manufacture and sale of packaged foods and beverages in the United States, Canada, Europe, Latin America, Asia Pacific, the Middle East and Africa. Kraft manages and reports operating results through two units, Kraft North America Commercial (“KNAC”) and Kraft International Commercial (“KIC”). Kraft has operations in 71 countries and sells its products in more than 150 countries.

In June 2005, Kraft sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings for all years presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004.

In January 2004, Kraft announced a three-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, Kraft anticipates the closure or sale of up to 20 plants and the elimination of approximately 6,000 positions. From 2004 through 2006, Kraft expects to incur approximately $1.2 billion in pre-tax charges for the program, reflecting asset disposals, severance and other implementation costs, including $297 million and $641 million incurred in 2005 and 2004, respectively. Approximately 60% of the pre-tax charges are expected to require cash payments. In addition, in January 2006, Kraft announced plans to expand its restructuring efforts beyond those originally contemplated. Additional pre-tax charges are anticipated to be $2.5 billion from 2006 to 2009, of which approximately $1.6 billion are expected to require cash payments. These charges will result in the anticipated closure of up to 20 additional facilities and the elimination of approximately 8,000 additional positions. The entire restructuring program is expected to ultimately result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments.

Source of Funds – Dividends

Because ALG is a holding company, its principal sources of funds are from the payment of dividends and repayment of debt from its subsidiaries. Kraft and PMI each maintain separate revolving credit facilities to finance normal working capital and other needs. The Kraft facility has a minimum net worth covenant and the PMI facility has an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio covenant. Kraft and PMI have met, and expect to continue to meet, their respective covenants. Except for the previously discussed covenants and a minimum net worth requirement at PM USA as part of a court-approved stipulation regarding the Engle judgment, ALG’s principal wholly-owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b)  Financial Information About Segments

Altria Group, Inc.’s reportable segments are domestic tobacco, international tobacco, North American food, international food and financial services. Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years (along with total assets for each of tobacco, food and financial services at December 31, 2005, 2004 and 2003) are set forth in Note 15 to Altria Group, Inc.’s consolidated financial statements (“Note 15”), which is incorporated herein by reference to the 2005 Annual Report.

*	Altria Group, Inc.’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. The accounting policies of the segments are the same as those described in Note 2 to Altria Group, Inc.’s consolidated financial statements and are incorporated herein by reference to the 2005 Annual Report.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2005	2004	2003
Domestic tobacco	26.3%	27.7%	23.5%
International tobacco	45.0	41.2	38.0
North American food	22.0	24.3	28.2
International food	6.5	5.9	8.4
Financial services	0.2	0.9	1.9

	100.0%	100.0%	100.0%

Changes in the relative percentages above reflect the following:

•	In 2003, PM USA took steps to narrow price gaps in the intensely competitive United States cigarette industry. In 2004, domestic tobacco results reflect savings from changes that PM USA made to its trade programs. In 2005, domestic tobacco results reflect lower wholesale promotional allowance rates.

•	In 2005, international tobacco results primarily reflect higher pricing, the impact of acquisitions in Indonesia and Colombia, favorable currency and higher income from the return of the Marlboro license in Japan.

•	In 2004, North American and international food results reflect charges incurred as part of Kraft’s three-year restructuring program, increased promotional spending and higher commodity and benefit costs. In 2005, North American and international food results primarily reflect higher commodity and benefit costs, partially offset by lower asset impairment and exit costs, gains on sales of international food businesses in 2005, and the impact of the extra week of shipments in 2005.

•	In 2005 and 2004, financial services results include charges taken for finance lease exposure to the United States airline industry of $200 million and $140 million, respectively.

(c)  Narrative Description of Business

Tobacco Products

PM USA manufactures, markets and sells cigarettes in the United States and its territories, and contract manufactures cigarettes for PMI. Subsidiaries and affiliates of PMI and their licensees manufacture, market and sell tobacco products outside the United States.

Acquisitions

Sampoerna:

In March 2005, a subsidiary of PMI acquired 40% of the outstanding shares of Sampoerna, an Indonesian tobacco company. In May 2005, PMI purchased an additional 58%, for a total of 98%. The total cost of the transaction was $4.8 billion, including Sampoerna’s cash of $0.3 billion and debt of the U.S. dollar equivalent of $0.2 billion. The purchase price was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility and a euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG.

The acquisition of Sampoerna allowed PMI to enter the profitable kretek cigarette segment in Indonesia. Sampoerna’s financial position and results of operations have been fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. Sampoerna contributed $315 million of operating income and $128 million of net earnings since March 2005.

Assets purchased consist primarily of goodwill of $3.5 billion, other intangible assets of $1.3 billion, inventories of $0.5 billion and property, plant and equipment of $0.4 billion. Liabilities assumed in the acquisition consist principally of long-term debt of $0.2 billion and accrued liabilities. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which will be in the first half of 2006.

Other:

During 2005, PMI acquired a 98.2% stake in Coltabaco, the largest tobacco company in Colombia, with a 48% market share, for approximately $300 million. During 2004, PMI purchased a tobacco business in Finland for a cost of approximately $42 million. In October 2004, a subsidiary of PMI purchased a 20% stake in a tobacco company in Pakistan for $60 million, bringing the subsidiary’s aggregate share ownership of the company to 40%. During 2003, PMI purchased approximately 74.2% of a tobacco business in Serbia for a cost of approximately $486 million, and in 2004, increased its ownership interest to 85.2%. During 2003, PMI also purchased 99% of a tobacco business in Greece for approximately $387 million and increased its ownership interest in its affiliate in Ecuador from less than 50% to approximately 98% for a cost of $70 million.

Domestic Tobacco Products

PM USA is the largest tobacco company in the United States, with total cigarette shipments in the United States of 185.5 billion units in 2005, a decrease of 0.8% from 2004.

PM USA’s major premium brands are Marlboro, Virginia Slims and Parliament. Its principal discount brand is Basic. All of its brands are marketed to take into account differing preferences of adult smokers. Marlboro is the largest-selling cigarette brand in the United States, with shipments of 150.5 billion units in 2005 (up 0.1% over 2004).

In the premium segment, PM USA’s 2005 shipment volume decreased 0.6% from 2004, and its shipment volume in the discount segment decreased 3.2%. Shipments of premium cigarettes accounted for 91.6% of PM USA’s total 2005 volume, up from 91.4% in 2004.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For Years Ended December 31,
	2005	2004	2003
Marlboro	40.0%	39.5%	38.0%
Parliament	1.7	1.7	1.7
Virginia Slims	2.3	2.4	2.4
Basic	4.3	4.2	4.2

Focus on Four Brands	48.3	47.8	46.3
Other	1.7	2.0	2.4

Total PM USA	50.0%	49.8%	48.7%

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

PM USA cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or its shipment or retail market share; however, it believes that its results may be materially adversely affected by price increases related to increased excise taxes and tobacco litigation settlements, as well as by the other items discussed below and in Item 1A. Risk Factors.

As discussed in Note 19 to Altria Group, Inc.’s consolidated financial statements (“Note 19”), which is incorporated herein by reference to the 2005 Annual Report, in connection with obtaining a stay of execution in the Price case, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of Altria Group, Inc. In addition, PM USA agreed to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note, which are due in April 2008, 2009 and 2010. Through December 31, 2005, PM USA made $1.85 billion of the cash payments due under the judge’s order. Cash payments into the account are included in other assets on Altria Group, Inc.’s consolidated balance sheets at December 31, 2005 and 2004. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court.

International Tobacco Products

PMI’s total cigarette shipments increased 5.7% in 2005 to 804.5 billion units. PMI estimates that its share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States and duty-free shipments) was approximately 15.0%, 14.5% and 14.5% in 2005, 2004 and 2003, respectively. PMI estimates that international cigarette market shipments were approximately 5.1 trillion units in 2005, which was in line with 2004. PMI’s leading brands — Marlboro, L&M, Philip Morris, Bond Street, Chesterfield, Parliament, Lark, Merit and Virginia Slims — collectively accounted for approximately 11.1%, 11.0% and 11.0% of the international cigarette market in 2005, 2004 and 2003, respectively. Shipments of PMI’s principal brand, Marlboro, increased 2.0% in 2005, and represented approximately 6.0%, 5.8%, and 6.0% of the international cigarette market in 2005, 2004 and 2003, respectively.

PMI has a cigarette market share of at least 15%, and in a number of instances substantially more than 15%, in more than 80 markets, including Argentina, Australia, Austria, Belgium, Colombia, the Czech Republic, Finland, France, Germany, Greece, Hungary, Indonesia, Italy, Japan, Kazakhstan, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Singapore, Spain, Sweden, Switzerland, Turkey and Ukraine.

Distribution, Competition and Raw Materials

PM USA sells its tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services. Subsidiaries and affiliates of PMI and their licensees sell their tobacco products worldwide to distributors, wholesalers, retailers, state-owned enterprises and other customers.

The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price promotions and other discounts, including coupons, product promotions and allowances for new products. The tobacco products of ALG’s subsidiaries, affiliates and their licensees are advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in many other countries. In addition, as discussed below in Item 3. Legal Proceedings, PM USA and other domestic tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

In the United States, under a contract growing program known as the Tobacco Farmers Partnering Program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase all of the tobacco that participating growers may sell. PM USA also purchases its United States tobacco requirements through other sources. In 2003, in connection with the settlement of a suit filed on behalf of a purported class of tobacco growers and quota-holders against certain manufacturers, including PM USA, and leaf dealers, PM USA and certain other defendants reached an agreement with plaintiffs to settle the lawsuit. The agreement includes a commitment by each settling manufacturer defendant, including PM USA, to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least ten years. These quantities are subject to adjustment in accordance with the terms of the settlement agreement.

Tobacco production in the United States has been subject to government controls, including the production control programs administered by the United States Department of Agriculture (the “USDA”). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buy-out of tobacco growers and quota-holders. The cost of the buy-out to the industry is estimated at approximately $9.6 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”). See Item 3. Legal Proceedings, Health Care Cost Recovery Litigation – Settlements of Health Care Cost Recovery Litigation, for a discussion of the NTGST. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. In 2005, PM USA recorded a $138 million expense for its share of the loss. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2006 and beyond.

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

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment – Tobacco Business Environment” on pages 24 to 27 of the 2005 Annual Report and made a part hereof.

Food Products

Acquisitions and Divestitures

In June 2005, Kraft sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings for all years presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. Kraft recorded a net loss on sale of discontinued operations of $297 million in 2005, related largely to taxes on the transaction. ALG’s share of the loss, net of minority interest, was $255 million. Pursuant to the sugar confectionery sale agreement, Kraft has agreed to provide certain transition and supply services to the buyer. These service arrangements are primarily for terms of one year or less, with the exception of one supply arrangement with a term of not more than three years. The expected cash flow from this supply arrangement is not significant.

During 2005, Kraft sold its fruit snacks assets and incurred a pre-tax asset impairment charge of $93 million in recognition of this sale. Additionally, during 2005, Kraft sold its U.K. desserts assets and its U.S. yogurt brand. The aggregate proceeds received from divestitures, excluding the sale of the sugar confectionery business, were $238 million, on which pre-tax gains of $108 million were recorded. In December 2005, Kraft announced the sales of certain Canadian assets and a small U.S. biscuit brand and incurred pre-tax asset impairment charges of $176 million in recognition of these sales. These transactions closed in the first quarter of 2006. During 2004, Kraft sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway. The aggregate proceeds received from the sales of these businesses were $18 million, on which pre-tax losses of $3 million were recorded. During 2003, Kraft sold a European rice business and a branded fresh cheese business in Italy. The aggregate proceeds received from the sales of businesses in 2003 were $96 million, on which pre-tax gains of $31 million were recorded.

During 2004, Kraft acquired a U.S.-based beverage business for a total cost of $137 million. During 2003, Kraft acquired trademarks associated with a small U.S.-based natural foods business and also acquired a biscuits business in Egypt. The total cost of these and other smaller businesses purchased by Kraft during 2003 was $98 million.

The operating results of the businesses acquired and sold, excluding Kraft’s sugar confectionery business, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the years presented.

North American Food

KNAC’s principal brands span five consumer sectors and include the following:

Snacks:    Oreo, Chips Ahoy!, Newtons, Peek Freans, Nilla, Nutter Butter, and SnackWell’s cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Better Cheddars, Honey Maid Grahams and Teddy Grahams crackers; South Beach Diet (under license) crackers, cookies and bars; Planters nuts and salted snacks; Terry’s and Toblerone chocolate confectionery products; Handi-Snacks two-compartment snacks; and Balance nutrition and energy snacks.

Beverages:    Maxwell House, General Foods International, Starbucks (under license), Yuban, Seattle’s Best (under license), Sanka, Nabob, Gevalia and Tassimo coffees; Capri Sun (under license), Tang, Kool-Aid and Crystal Light aseptic juice drinks; Kool-Aid, Tang, Crystal Light and Country Time powdered beverages; Veryfine juices; Tazo teas (under license); and Fruit2O water.

Cheese and dairy:    Kraft and Cracker Barrel natural cheeses: Philadelphia cream cheese; Kraft and Velveeta process cheeses; Kraft grated cheeses; Cheez Whiz process cheese sauce; Polly-O cheese; Deluxe process cheese slices; and Knudsen and Breakstone’s cottage cheese and sour cream.

Grocery:    Cool Whip frozen whipped topping; Back to Nature crackers, cookies, cereals and macaroni & cheese dinners; Post ready-to-eat cereals; Cream of Wheat and Cream of Rice hot cereals; Kraft and Miracle Whip spoonable dressings; Kraft salad dressings; A.1. steak sauce; Kraft and Bull’s-Eye barbecue sauces; Grey Poupon premium mustards; Shake ‘N Bake coatings; Jell-O dry packaged desserts and refrigerated gelatin and pudding snacks; Handi-Snacks shelf-stable pudding snacks; and Milk-Bone pet snacks.

Convenient Meals:    DiGiorno, Tombstone, Jack’s and California Pizza Kitchen (under license) and Delissio frozen pizzas; Kraft macaroni & cheese dinners; South Beach Diet (under license) pizzas and meals; Taco Bell Home Originals (under license) meal kits; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; Boca soy-based meat alternatives; Stove Top stuffing mix; and Minute rice.

International Food

KIC’s principal brands within the five consumer sectors include the following:

Snacks: Milka, Suchard, Côte d’Or, Marabou, Toblerone, Freia, Terry’s, Daim, Figaro, Karuna, Korona, Poiana, Prince Polo, Alpen Gold, Siesta, Pokrov, Lacta and Gallito chocolate confectionery products; Estrella, Maarud, Cipso and Lux salted snacks; Planters nuts and salted snacks; and Oreo, Chips Ahoy!, Ritz, Terrabusi, Club Social, Cerealitas, Trakinas and Lucky biscuits.

Beverages: Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand’ Mère, Kenco, Saimaza, Maxim, Maxwell House, Dadak, Onko, Samar, Tassimo and Nova Brasilia coffees; Suchard Express, O’Boy, and Kaba chocolate drinks; Tang, Clight, Kool-Aid, Royal, Verao, Fresh, Frisco, Q-Refres-Ko and Ki-Suco powdered beverages; Maguary juice concentrate and ready-to-drink beverages; and Capri Sun (under license) aseptic juice drinks.

Cheese and dairy: Philadelphia cream cheese; Sottilette, Kraft, Dairylea, Osella and El Caserío cheeses; Kraft and Eden process cheeses; and Cheez Whiz process cheese spread.

Grocery: Kraft spoonable and pourable salad dressings; Miracel Whip spoonable dressings; Royal dry packaged desserts; Post ready-to-eat cereals; Kraft and ETA peanut butters; and Vegemite yeast spread.

Convenient Meals: Lunchables lunch combinations; Kraft macaroni & cheese dinners; Kraft and Mirácoli pasta dinners and sauces; Oscar Mayer lunch meat, bacon and hot dogs; and Simmenthal canned meats.

Distribution, Competition and Raw Materials

KNAC’s products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Most distribution in North America is in the form of warehouse delivery, but biscuits and frozen pizza are distributed through two direct-store delivery systems. Kraft supports its selling efforts through three principal sets of activities: consumer advertising in broadcast, print, outdoor and on-line media; consumer promotions such as coupons and contests; and trade promotions to support price features, displays and other merchandising of products by customers. Subsidiaries and affiliates of KIC sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.

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

Kraft purchases a substantial portion of its dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. Dairy commodity costs on average were lower in 2005 than in 2004.

The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. In 2005, coffee bean costs on average were higher than in 2004.

A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. In 2005, cocoa bean and cocoa butter costs on average were higher than in 2004.

During 2005, aggregate commodity costs continued to rise for Kraft, with significant impacts resulting from higher coffee, nuts, energy and packaging costs, partially offset by lower year-over-year dairy costs. For 2005, pre-tax aggregate commodity costs increased by approximately $800 million versus 2004 following an increase of approximately $900 million for 2004 versus 2003. Kraft expects the higher cost environment to continue, particularly for energy and packaging.

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

Regulation

All of KNAC’s United States food products and packaging materials are subject to regulations administered by the Food and Drug Administration (the “FDA”) or, with respect to products containing meat and poultry, the Food Safety and Inspection Service of the USDA. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish safety standards for food processing, establish ingredients and manufacturing procedures for certain foods, establish standards of identity for certain foods, determine the safety of food additives, and establish labeling standards and nutrition labeling requirements for food products.

In addition, various states regulate the business of KNAC’s operating units by licensing plants, enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labeling requirements on food products.

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

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment – Food Business Environment” on pages 30 to 31 of the 2005 Annual Report and made a part hereof.

Financial Services

PMCC holds investments in finance leases, principally in transportation (including aircraft), power generation and manufacturing equipment and facilities. Total assets of PMCC were $7.4 billion at December 31, 2005, down from $7.8 billion at December 31, 2004, reflecting a decrease in finance assets, net, due to asset sales. In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. PMCC’s finance asset portfolio includes leases in the following investment categories: aircraft, electric power, surface transport, manufacturing, real estate and energy industries. Finance assets, net, are comprised of total lease payments receivable and the residual value of assets under lease, reduced by third-party nonrecourse debt and unearned income. The payment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC or Altria Group, Inc. As required by accounting standards generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s consolidated balance sheets.

During 2005, 2004 and 2003, PMCC received proceeds from asset sales and maturities of $476 million, $644 million and $507 million, respectively, and recorded gains of $72 million, $112 million and $45 million, respectively, in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major United States passenger carriers. At December 31, 2005, $2.1 billion of PMCC’s finance asset balance related to aircraft. Two of PMCC’s aircraft lessees, Delta Air Lines, Inc. (“Delta”) and Northwest Airlines, Inc. (“Northwest”) are currently under bankruptcy protection and a third lessee, United Air Lines, Inc. (“United”) exited bankruptcy on February 1, 2006. In addition, PMCC leases various natural gas-fired power plants to indirect subsidiaries of Calpine Corporation (“Calpine”), also currently under bankruptcy protection. PMCC is not recording income on any of these leases.

PMCC leases 24 Boeing 757 aircraft to United with an aggregate finance asset balance of $541 million at December 31, 2005. Eighteen of these are direct finance leases, which United has assumed. There is no third-party debt associated with these leases. United remains current on lease payments due to PMCC on these 18 amended leases. PMCC’s leveraged leases for the six remaining aircraft were rejected effective February 1, 2006, and it is expected that PMCC’s interest in these aircraft will be foreclosed upon during the first quarter of 2006 pursuant to a foreclosure agreement between PMCC and the public debt holders. The foreclosure will result in the write-off of the $92 million finance asset balance on these six aircraft against PMCC’s allowance for losses and the acceleration of tax payments in the amount of approximately $55 million on these leases.

In addition, PMCC has an aggregate finance asset balance of $257 million at December 31, 2005, relating to six Boeing 757, nine Boeing 767 and four McDonnell Douglas (MD-88) aircraft leased to Delta under leveraged leases. In November 2004, PMCC, along with other aircraft lessors, entered into restructuring agreements with Delta on all 19 aircraft. As a result of its agreement, PMCC recorded a charge to the allowance for losses of $40 million in the fourth quarter of 2004. As a result of Delta’s bankruptcy filing in September 2005, the restructuring agreement is no longer in effect, and PMCC is at risk of having its interest in these aircraft foreclosed upon by the senior lenders under the leveraged leases. Should a lease rejection or foreclosure occur, it would also result in the write-off of the finance asset balance against PMCC’s allowance for losses and the acceleration of tax payments on these leases, and may require a further provision to increase the allowance for losses.

PMCC also leases three Airbus A-320 aircraft and five British Aerospace RJ85 aircraft to Northwest financed under leveraged leases with an aggregate finance asset balance of $62 million at December 31, 2005. As a result of Northwest’s bankruptcy filing in September 2005, PMCC is at risk of having its interest in these aircraft foreclosed upon by the senior lenders under the leveraged leases. Should a lease rejection or foreclosure occur, it would also result in the write-off of the finance asset balance against PMCC’s allowance for losses and the acceleration of tax payments on these leases.

In addition, PMCC’s leveraged leases for ten Airbus A-319 aircraft with Northwest have been rejected in the bankruptcy. As a result of the lease rejection, PMCC, as owner of the aircraft, recorded these assets on its consolidated balance sheet at the lower of net book value or fair market value. The adjustment to fair market value resulted in a $100 million charge against the allowance for losses in the fourth quarter of 2005. The assets are classified as held for sale and reflected in Financial Services other assets on the consolidated balance sheet until such time as the assets are either sold or foreclosed upon by the lenders. In addition, the related nonrecourse debt is reflected in Financial Services other liabilities on the consolidated balance sheet until such time as the underlying assets are either sold or foreclosed upon by the senior lenders. The senior lenders have given notice that these aircraft will be sold at a foreclosure auction on March 16, 2006. Should a foreclosure occur, it would result in the acceleration of tax payments on these aircraft of approximately $57 million.

PMCC also leases 16 Airbus A-319 aircraft to US Airways, Inc. (“US Airways”) financed under leveraged leases with an aggregate finance asset balance of $150 million at December 31, 2005. In September 2005, US Airways emerged from bankruptcy protection and assumed the leases on PMCC’s aircraft without any changes. Also in September 2005, US Airways and America West Holdings Corp. (“America West”) completed a merger. PMCC leases five Airbus A-320 aircraft and three engines to America West with an aggregate finance asset balance of $44 million at December 31, 2005.

In addition, PMCC leases two 265 megawatt (“MW”) natural gas-fired power plants (located in Tiverton, Rhode Island, and Rumford, Maine) to indirect subsidiaries of Calpine financed under leveraged leases with an aggregate finance asset balance of $146 million at December 31, 2005. On December 20, 2005, Calpine filed for bankruptcy protection. In the initial bankruptcy filing, PMCC’s lessees of the Tiverton and Rumford projects were included. On February 6, 2006, these leases were rejected. As a result of the lease rejections, PMCC, as owner of the assets, will record these assets on its consolidated balance sheet at the lower of net book value or fair market value in the first quarter of 2006. The adjustment to fair market value will result in a $72 million charge against the allowance for losses. The assets will be classified as held for sale and reflected in Financial Services other assets on the consolidated balance sheet until such time as the assets are either sold or foreclosed upon by the lenders. In addition, the related nonrecourse debt will be reflected in Financial Services other liabilities on the consolidated balance sheet until such time as the underlying assets are either sold or foreclosed upon by the senior lenders. Should a foreclosure occur, it would result in the acceleration of tax payments on the assets of approximately $33 million.

PMCC also leases one 750 MW natural gas-fired power plant (located in Pasadena, Texas) to an indirect subsidiary of Calpine financed under a leveraged lease with an aggregate finance asset balance of $60 million at December 31, 2005. The Pasadena lessee did not file for bankruptcy but could file at a future date. Should a lease rejection or foreclosure occur, it would result in the write-off of the finance asset balance against PMCC’s allowance for losses and the acceleration of tax payments on these leases, and may require a further provision to increase the allowance for losses.

Due to continuing uncertainty within its airline portfolio and bankruptcy filings by Delta and Northwest, PMCC recorded a provision for losses of $200 million in September 2005. As a result of this provision, PMCC’s fixed charges coverage ratio did not meet its 1.25:1 requirement under a support agreement with ALG. Accordingly, as required by the support agreement, a support payment of $150 million was made by ALG to PMCC in September 2005.

Previously, PMCC recorded provisions for losses of $140 million in the fourth quarter of 2004 and $290 million in the fourth quarter of 2002 for its airline industry exposure. At December 31, 2005, PMCC’s allowance for losses, which includes the provisions recorded by PMCC for its airline industry exposure, was $596 million. It is possible that adverse developments in the airline or other industries may require PMCC to increase its allowance for losses.

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of

Operations – Operating Results by Business Segment – Financial Services” on pages 32 to 33 of the 2005 Annual Report and made a part hereof.

Other Matters

Customers

None of the business segments of the Altria family of companies is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on Altria Group, Inc.’s consolidated results of operations. However, Kraft’s ten largest customers accounted for approximately 37%, 38% and 38% of its net revenues in 2005, 2004 and 2003, respectively. One of Kraft’s customers, Wal-Mart Stores, Inc. accounted for approximately 14%, 14% and 12% of Kraft’s net revenues in 2005, 2004 and 2003, respectively.

Employees

At December 31, 2005, ALG and its subsidiaries employed approximately 199,000 people worldwide. In January 2004, Kraft announced a three-year restructuring program that is expected to eliminate approximately 6,000 positions. At December 31, 2005, approximately 4,900 of these positions have been eliminated. In addition, in January 2006, Kraft announced plans to expand its restructuring efforts beyond those originally contemplated. The expanded restructuring program will result in the elimination of approximately 8,000 additional positions.

Trademarks

Trademarks are of material importance to ALG’s consumer products subsidiaries and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

Environmental Regulation

ALG and its subsidiaries are subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States; the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. In 2005, subsidiaries (or former subsidiaries) of ALG were involved in approximately 94 active matters subjecting them to potential remediation costs under Superfund or other laws and regulations. ALG’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

(d)  Financial Information About Geographic Areas

The amounts of net revenues and long-lived assets attributable to each of Altria Group, Inc.’s geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 15.

Subsidiaries of ALG export tobacco and tobacco-related products, coffee products, grocery products, cheese and processed meats. In 2005, net revenues from all exports from the United States by these subsidiaries amounted to approximately $4 billion.

(e)  Available Information

ALG is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that ALG files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; from which investors can electronically access ALG’s SEC filings.

ALG makes available free of charge on or through its website (www.altria.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after ALG electronically files such material with, or furnishes it to, the SEC. Investors can access ALG’s filings with the SEC by visiting www.altria.com/secfilings.

The information on ALG’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings ALG makes with the SEC.

Item 1A. Risk Factors.

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report.

We** may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to stockholders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important risk factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries’ businesses. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

**	This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among ALG and its various operating subsidiaries or when any distinction is clear from the context.

Tobacco-Related Litigation.  There is substantial litigation related to tobacco products in the United States and certain foreign jurisdictions. We anticipate that new cases will continue to be filed. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. There are presently 12 cases on appeal in which verdicts were returned against PM USA, including: (i) a $74 billion punitive damages judgment against PM USA in the Engle class action, which has been overturned by a Florida district court of appeal and is currently on appeal to the Florida Supreme Court; and (ii) a compensatory and punitive damages verdict totaling approximately $10.1 billion in the Price case in Illinois, which was reversed by the Illinois Supreme Court in December 2005. Generally, in order to prevent a plaintiff from seeking to collect a judgment while the verdict is being appealed, the defendant must post an appeal bond or negotiate an alternative arrangement with plaintiffs. In the event of future losses at trial, we may not always be able to obtain the required bond or to negotiate an acceptable alternative arrangement.

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

Excise Taxes.  Cigarettes are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in cigarette-related taxes and fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the EU and in other foreign jurisdictions. In addition, in certain jurisdictions, PMI’s products are subject to discriminatory tax structures and inconsistent rulings and interpretations on complex methodologies to determine excise and other tax burdens.

Tax increases are expected to continue to have an adverse impact on sales of cigarettes by our tobacco subsidiaries, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit or contraband products.

Increased Competition in the Domestic Tobacco Market.  Settlements of certain tobacco litigation in the United States have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain domestic and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may take advantage of certain provisions in the legislation that permit the non-settling manufacturers to concentrate their sales in a limited number of states and thereby avoid escrow deposit obligations on the majority of their sales. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes and increased imports of foreign lowest priced brands.

Governmental Investigations.  From time to time, ALG and its tobacco subsidiaries are subject to governmental investigations on a range of matters. Ongoing investigations include allegations of contraband shipments of cigarettes and allegations of unlawful pricing activities within certain international markets. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations.

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

Competition and Economic Downturns.  Each of our consumer products subsidiaries is subject to intense competition, changes in consumer preferences and local economic conditions. To be successful, they must continue to:

•	promote brand equity successfully;

•	anticipate and respond to new consumer trends;

•	develop new products and markets and broaden brand portfolios in order to compete effectively with lower priced products;

•	improve productivity; and

•	respond effectively to changing prices for their raw materials.

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

Strengthening Brand Portfolios Through Acquisitions and Divestitures.  One element of the growth strategy of our consumer product subsidiaries is to strengthen their brand portfolios through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time Kraft sells businesses that are outside its core categories or that do not meet its growth or profitability targets. Acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.

Food Raw Material Prices.  The raw materials used by our food businesses are largely commodities that experience price volatility caused by external conditions, commodity market fluctuations, currency fluctuations and changes in governmental agricultural programs. Commodity price changes may result in unexpected increases in raw material and packaging costs (which are significantly affected by oil costs), and our operating subsidiaries may be unable to increase their prices to offset these increased costs without suffering reduced volume, net revenues and operating companies income. We do not fully hedge against changes in commodity prices and our hedging strategies may not work as planned.

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

IRS Challenges to PMCC Leases.  The IRS is examining the consolidated tax returns for Altria Group, Inc., which includes PMCC, for years 1996 through 1999. Recently, the IRS has proposed to disallow certain transactions, and may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out transactions, qualified technological equipment transactions, and sale-in/lease-out transactions). PMCC believes that the position and supporting case law described in the Revenue Rulings and the IRS Notice as well as those asserted in the proposed adjustments are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, if necessary, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and lower its earnings to reflect the recalculation of the income from the affected leveraged leases.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Tobacco Products

PM USA owns and operates four tobacco manufacturing and processing facilities – three in the Richmond, Virginia area and one in Cabarrus County, North Carolina. In April 2005, PM USA announced the construction of a research and technology center in Richmond, Virginia, which is estimated to cost $350 million. When completed in 2007, the facility will nearly double PM USA’s research space and will house more than 500 scientists, engineers and support staff.

Subsidiaries and affiliates of PMI own, lease or have an interest in 69 cigarette or component manufacturing facilities in 33 countries outside the United States, including cigarette manufacturing facilities in Bergen Op Zoom, the Netherlands; Berlin, Germany; and St. Petersburg, Russia. In 2005, PMI continued to invest in and expand its international manufacturing base, including making significant investments in facilities located in Germany, Russia, the Czech Republic, Serbia, Ukraine and Australia, as well as a research facility in Switzerland.

Food Products

Kraft has 175 manufacturing and processing facilities, 59 of which are located in the United States. Kraft owns 168 and leases 7 of these facilities. Outside the United States, Kraft has 116 manufacturing and processing facilities located in 45 countries. In addition, Kraft has 338 distribution centers and depots, of which 43 are located outside the United States. Kraft owns 50 distribution centers and depots, with the remainder being leased.

In January 2004, Kraft announced a three-year restructuring program. As part of this program, Kraft anticipated the closure or sale of up to 20 plants. In 2005, Kraft announced the closing of 6 plants, for a total of 19 since January 2004, as part of the restructuring program. In addition, in January 2006, Kraft announced plans to expand its restructuring efforts beyond those originally contemplated. The expanded restructuring program will result in the anticipated closure of up to 20 additional facilities, for a total of up to 40 facilities.

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

Overview of Tobacco-Related Litigation

Types and Number of Cases

Pending claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury or seeking court supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, (iv) class action suits alleging that the uses of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and (v) other tobacco-related litigation. Other tobacco-related litigation includes suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. Plaintiffs’ theories of recovery and the defenses raised in the smoking and health, health care cost recovery and Lights/Ultra Lights cases are discussed below.

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of February 15, 2006, December 31, 2004 and December 31, 2003, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of February 15, 2006	Number of Cases Pending as of December 31, 2004	Number of Cases Pending as of December 31, 2003	Page References
Individual Smoking and Health Cases (1)	228	222	423	26; Exhibit 99.1, pages 1-2
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	10	9	12	26; Exhibit 99.1, pages 2-3
Health Care Cost Recovery Actions	4	10	13	27-30; Exhibit 99.1, pages 3-6
Lights/Ultra Lights Class Actions	24	21	21	30-32; Exhibit 99.1, pages 6-9
Tobacco Price Cases	2	2	28	32; Exhibit 99.1, pages 9-10
Cigarette Contraband Cases	0	2	5	33-34; Exhibit 99.1, page 11
Asbestos Contribution Cases	1	1	7	34; Exhibit 99.1, page 11

(1)	Does not include 2,626 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA.

(2)	Includes as one case the aggregated claims of 928 individuals that are proposed to be tried in a single proceeding in West Virginia. In December 2005, the West Virginia Supreme Court of Appeals ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 133 individual smoking and health cases as of February 15, 2006 (Argentina (59), Australia (2), Brazil (56), Chile (3), Colombia (1), Israel (2), Italy (4), the Philippines (1), Poland (1), Scotland (1), Spain (2) and Turkey (1)), compared with approximately 121 such cases on December 31, 2004, and approximately 99 such cases on December 31, 2003. In addition, in Italy, 41 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case, and four cases are pending in Finland and one in Israel against defendants that are indemnitees of a subsidiary of PMI.

In addition, as of February 15, 2006, there were three smoking and health putative class actions pending outside the United States against PMI in Brazil (1), Israel (1), and Poland (1) compared with three such cases on December 31, 2004, and six such cases on December 31, 2003. Four health care cost recovery actions are pending in Israel (1), Canada (1), France (1) and Spain (1) against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel.

Pending and Upcoming Trials

As of February 15, 2006, an estimated four smoking and health cases against PM USA are scheduled for trial in 2006. Cases against other tobacco companies are also scheduled for trial through the end of 2006. Trial dates are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 44 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 28 of the 44 cases. These 28 cases were tried in California (4), Florida (9), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, Florida, Missouri, and Pennsylvania. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial. Also, in July 2005, a jury in Tennessee returned a verdict in favor of PM USA in a case in which plaintiffs had challenged PM USA’s retail promotional and merchandising programs under the Robinson-Patman Act.

Of the 16 cases in which verdicts were returned in favor of plaintiffs, four have reached final resolution. A $17.8 million verdict against defendants in a health care cost recovery case (including $6.8 million against PM USA) was reversed, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). In October 2004, after exhausting all appeals, PM USA paid $3.3 million (including interest of $285,000) in an individual smoking and health case in Florida (Eastman). In March 2005, after exhausting all appeals, PM USA paid $17 million (including interest of $6.4 million) in an individual smoking and health case in California (Henley). In December 2005, after exhausting all appeals, PM USA paid $328,759 (including interest of $78,259) as its share of the judgment amount and interest in a flight attendant ETS case in Florida (French) and will pay attorneys’ fees yet to be determined.

The chart below lists the verdict and post-trial developments in the remaining 12 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	In December 2005, PM USA’s post-trial motions challenging the verdict were denied by the trial court. PM USA has appealed.

October 2004	Florida/ Arnitz	Individual Smoking and Health	$240,000 against PM USA.	PM USA’s appeal is pending.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million, against all defendants including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the state trial court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of February 15, 2006, the amount of prejudgment interest was approximately $395 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. See Scott Class Action below.

November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	PM USA’s appeal is pending.

March 2003	Illinois/ Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions to dismiss the case against PM USA. See the discussion of the Price case under the heading “Lights/Ultra Lights Cases.”

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million; PM USA and plaintiff have appealed.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. If a judgment is entered in this case, PM USA intends to appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed.

June 2001	California/ Boeken	Individual Smoking and Health	$5.5 million in compensatory damages and $3 billion in punitive damages against PM USA.	In August 2001, the trial court reduced the punitive damages award to $100 million. In September 2004, the California Second District Court of Appeal reduced the punitive damages award to $50 million but otherwise affirmed the judgment entered in the case. Plaintiff and PM USA each sought rehearing. In April 2005, the Court of Appeal reaffirmed the award amount set in its September 2004 ruling. In August 2005, the California Supreme Court refused to hear the petitions of PM USA and plaintiff for further review. Following the California Supreme Court’s refusal to hear the parties’ appeal, PM USA recorded a provision in the 2005 statement of earnings of approximately $80 million (including interest) in connection with this case. Plaintiff and PM USA have petitioned the United States Supreme Court for further review. Plaintiff has agreed not to execute on the judgment pending the disposition of PM USA’s petition.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the state trial court and instructed the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs petitioned the Florida Supreme Court for further review. In May 2004, the Florida Supreme Court agreed to review the case, and the Supreme Court heard oral arguments in November 2004. See “Engle Class Action” below.

March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiff’s negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. On February 2, 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. In February 2006, the Oregon Supreme Court granted PM USA’s motion to stay the issuance of the appellate judgment pending the filing of, and action on, its petition for writ of certiorari to the United States Supreme Court. PM USA intends to pursue other avenues of relief.

In addition to the cases discussed above, in October 2003, a three-judge panel of an appellate court in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $256,000 and other unspecified damages. PMI’s Brazilian affiliate appealed. In December 2004, the three-judge panel’s decision was vacated by an en banc panel of the appellate court, which upheld the trial court’s dismissal of the case. Also, in April 2005, a labor court trial judge entered judgment against PMI’s Venezuelan affiliate in favor of a former employee plaintiff in the amount of approximately $150,000 in connection with an individual claim involving smoking and health issues. PMI’s Venezuelan affiliate appealed. In August 2005, the appellate court reversed the lower court’s decision. Plaintiff appealed to the Supreme Court and, in February 2006, this appeal was rejected.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of February 15, 2006, PM USA has posted various forms of security totaling approximately $352 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the December 31, 2005 and 2004 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review and, in May 2004, the Florida Supreme Court agreed to review the case. Oral arguments were heard in November 2004.

Scott Class Action

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of a fund to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. In May 2004, in the second phase of the trial, the jury awarded plaintiffs approximately $590 million, against all defendants jointly and severally, to fund a 10-year smoking cessation program. In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. As of February 15, 2006, the amount of prejudgment interest was approximately $395 million. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”) fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.

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

Caronia Class Action

In January 2006, plaintiffs brought this putative class action in the United States District Court for the Eastern District of New York on behalf of New York residents who are: age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs seek the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer.

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

A purported smoking and health class action is pending in Brazil. In that case, the trial court has issued an order finding that the action was valid under the Brazilian Consumer Defense Code. The order contemplates a second stage of the case in which individuals are to file their claims. The trial court awarded the equivalent of approximately $350 per smoker per year of smoking for moral damages and has indicated that material damages, if any, will be assessed in a second phase of the case. Defendants appealed and in March 2006, the 2nd Public Chamber of the Court of Appeals of Sao Paulo ruled that it does not have jurisdiction over the appeal because the case does not involve a matter of public law. The appeal will now be transferred to one of the private chambers of the Court of Appeals of Sao Paulo and assigned to a new judge. The trial court has granted defendants’ motion to stay its decision while the appeal is pending.

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

Defenses raised include lack of proximate cause, remoteness of injury, failure to state a valid claim, lack of benefit, adequate remedy at law, “unclean hands” (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), lack of antitrust standing and injury, federal preemption, lack of statutory authority to bring suit, and statutes of limitations. In addition, defendants argue that they should be entitled to “set off” any alleged damages to the extent the plaintiffs benefit economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer) can seek recovery of health care costs from a third party solely by “standing in the shoes” of the injured party. Defendants argue that plaintiffs should be required to bring any actions as subrogees of individual health care recipients and should be subject to all defenses available against the injured party.

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

A number of foreign governmental entities have filed health care cost recovery actions in the United States. Such suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. Of these 36 cases, 34 have been dismissed, and the two cases brought by the Republic of Panama and the Brazilian State of Sao Paulo remain pending. In addition to the cases brought in the United States, health care cost recovery actions have also been brought in Israel (1), the Marshall Islands (1; dismissed), Canada (1), France (1; dismissed, but on appeal) and Spain (1; dismissal affirmed on appeal), and other entities have stated that they are considering filing such actions. In September 2005, in the case in Canada, the Canadian Supreme Court ruled that legislation permitting the lawsuit is constitutional, and, as a result, the case which had previously been dismissed by the trial court will now proceed.

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). The health care cost recovery case brought by the City of St. Louis, Missouri and approximately 50 Missouri hospitals, in which PM USA and ALG are defendants, remains pending without a trial date.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments under the agreement with the tobacco grower states discussed below), subject to adjustments for several factors, including inflation, market share and industry volume: 2006 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (“OPMs”) are participating in a proceeding that may result in a downward adjustment to the amounts paid by the OPMs to the states and territories that are parties to the MSA for the year 2003. The availability and the precise amount of that adjustment depend on a number of factors and will likely not be determined until some time in 2006 or later. If the adjustment does become available, it may be applied as a credit against future payments due from the OPMs.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota holders. To that end, in 1999, four of the major domestic tobacco product manufacturers, including PM USA, and the grower states, established the National Tobacco Grower Settlement Trust (“NTGST”), a trust fund to provide aid to tobacco growers and quota holders. The trust was to be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Remaining industry payments (2006 through 2008, $500 million each year; 2009 and 2010, $295 million each year) were to be subject to adjustment for several factors, including inflation, United States cigarette volume and certain contingent events, and, in general, were to be allocated based on each manufacturer’s relative market share. Provisions of the NTGST allow for offsets to the extent that payments are made to growers and quota holders as part of a legislated end to the federal tobacco quota and price support program.

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is estimated at approximately $9.6 billion and will be paid over 10 years by manufacturers and importers of all tobacco products. The cost will be allocated based on the relative market shares of manufacturers and importers of all tobacco products. The quota buy-out payments will offset already scheduled payments to the NTGST. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. In September 2005, PM USA was billed a total of $138 million for its share of tobacco pool stock losses and recorded the amount as an expense. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2006 and beyond.

Following the enactment of FETRA, the trustee of the NTGST and the state entities conveying NTGST payments to tobacco growers and quota holders sued tobacco product manufacturers alleging that the offset provisions did not apply to payments due in 2004. In December 2004, a North Carolina trial court ruled that FETRA’s enactment had triggered the offset provisions and that the tobacco product manufacturers, including PM USA, were entitled to receive a refund of amounts paid to the NTGST during the first three quarters of 2004 and were not required to make the payments that would otherwise have been due during the fourth quarter of 2004. Plaintiffs appealed, and in August 2005, the North Carolina Supreme Court reversed the trial court’s ruling and remanded the case to the lower court for additional proceedings. In October 2005, the trial court ordered that the trustee could distribute the amounts that the tobacco companies had already paid to the NTGST during the first three quarters of 2004. PM USA’s portion of these payments was approximately $174 million. The trial court also ruled that the manufacturers must make the payment originally scheduled to be made to the NTGST in December 2004, with interest. PM USA’s portion of the principal was approximately $58 million, which PM USA paid in October 2005. In November 2005, PM USA paid $2 million in interest on the December 2004 payment.

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

There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust law. Neither ALG nor PM USA is a defendant in this case. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York Escrow Statute. Additionally, in a suit pending in New York federal court, plaintiffs assert that the statutes enacted by New York and the other states in connection with the MSA violate the Commerce Clause of the United States Constitution. In addition, similar lawsuits have been brought in other states on similar antitrust, Commerce Clause and/or other constitutional theories, including Kentucky, Arkansas, Kansas, Louisiana, Nebraska, Tennessee and Oklahoma, and a similar proceeding has been brought under the provisions of the North American Free Trade Agreement in the United Nations. Neither ALG nor PM USA is a defendant in these cases.

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

The government alleged that disgorgement by defendants of approximately $280 billion is an appropriate remedy. In May 2004, the trial court issued an order denying defendants’ motion for partial summary judgment limiting the disgorgement remedy. In February 2005, a panel of the United States Court of Appeals for the District of Columbia Circuit held that disgorgement is not a remedy available to the government under the civil provisions of RICO and entered summary judgment in favor of defendants with respect to the disgorgement claim. In April 2005, the Court of Appeals denied the government’s motion for rehearing. In July 2005, the government petitioned the United States Supreme Court for further review of the Court of Appeals’ ruling that disgorgement is not an available remedy, and in October 2005, the Supreme Court denied the petition.

In June 2005, the government filed with the trial court its proposed final judgment seeking remedies of approximately $14 billion, including $10 billion over a five-year period to fund a national smoking cessation program and $4 billion over a ten-year period to fund a public education and counter-marketing campaign. Further, the government’s proposed remedy would require defendants to pay additional monies to these programs if targeted reductions in the smoking rate of those under 21 are not achieved according to a prescribed timetable. The government’s proposed remedies also include a series of measures and restrictions applicable to cigarette business operations – including, but not limited to, restrictions on advertising and marketing, potential measures with respect to certain price promotional activities and research and development, disclosure requirements for certain confidential data and implementation of a monitoring system with potential broad powers over cigarette operations.

In July 2005, the court granted the motion of six organizations to intervene in the case for the limited purpose of being heard on the issue of permissible and appropriate remedies. Those organizations argued that because the government’s proposed final judgment sought remedies more limited than what had been sought earlier in the case, the government no longer adequately represents the interests of those organizations. Those organizations have submitted proposals for remedies in addition to those sought by the government. In September 2005, the trial court granted six motions filed by various organizations for leave to file amicus curiae briefs. Two additional motions remain pending, including a motion for leave to file an amicus curiae brief advocating that as part of any relief granted in the case, the court direct more than $14 billion over the next ten years to various purposes specified in their brief.

Lights/Ultra Lights Cases

Overview

Plaintiffs in these class actions (some of which have not been certified as such), allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act and implied preemption by the policies and directives of the Federal Trade Commission, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-five cases are pending in Arkansas (2), Delaware (1), Florida (1), Georgia (1), Illinois (2), Kansas (1), Louisiana (1), Maine (1), Massachusetts (1), Minnesota (1), Missouri (1), New Hampshire (2), New Mexico (1), New Jersey (1), New York (1), Ohio (2), Oregon (1), Tennessee (1), Washington (1), and West Virginia (2). In addition, there are two cases pending in Israel. Other entities have stated that they are considering filing such actions against ALG, PMI, and PM USA.

To date, trial courts in Arizona and Oregon have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case, which is discussed below. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has stayed further proceedings pending its decision in the Engle case discussed above.

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Ohio (Marrone and Philipps), Minnesota (Curtis) and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. Developments in these cases include:

•	Aspinall: In August 2004, the Massachusetts Judicial Supreme Court affirmed the class certification order.

•	Marrone and Phillipps: In September 2004, an appellate court affirmed the class certification orders, and PM USA sought review by the Ohio Supreme Court. In February 2005, the Ohio Supreme Court accepted the cases for review to determine whether a prior determination has been made by the State of Ohio that the conduct at issue is deceptive such that plaintiffs may pursue private claims.

•	Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a Lights case to federal court based on the federal officer jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiff’s motion to remand the case to state court. Subject to any appellate review, the case will now proceed in federal court.

•	Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In September 2005, PM USA removed Craft to federal court based on the Eighth Circuit’s decision in Watson. Plaintiffs’ motion to remand the case to the state court is pending.

In addition to these cases, plaintiffs’ motion for certification of a nationwide class is pending in a case in the United States District Court for the Eastern District of New York (Schwab). In September 2005, the trial court hearing the Schwab case granted in part defendants’ motion for partial summary judgment dismissing plaintiffs’ claims for equitable relief, and denied a number of plaintiffs’ motions for summary judgment. In November 2005, the trial court hearing the Schwab case ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Also, in December 2005, in the Miner case pending in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. In December, defendants filed a motion to stay plaintiffs’ motion for class certification until the court rules on PM USA’s pending motion to transfer venue to the United States District Court for the Eastern District of Arkansas. This motion was granted in January 2006. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Plaintiffs have moved to voluntarily dismiss Miner. In addition, plaintiffs’ motions for class certification are pending in the cases in Georgia, Kansas, New Jersey, New Mexico and Washington.

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of Altria Group, Inc.) The judge’s order also required PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal on the note, which are due in April 2008, 2009 and 2010. Through February 15, 2006, PM USA paid $1.85 billion of the cash payments due under the judge’s order. (Cash payments into the account are included in other assets on Altria Group, Inc.’s consolidated balance sheets at December 31, 2005 and 2004.) Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions that the case be dismissed. In January 2006, plaintiffs filed a motion seeking a rehearing from the Illinois Supreme Court. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases:  As of February 15, 2006, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. PM USA’s motion for summary judgment is pending in the New Mexico case.

Consolidated Putative Punitive Damages Cases:  In September 2000, a putative class action (Simon, et al. v. Philip Morris Incorporated, et al. (Simon II)) was filed in the federal district court in the Eastern District of New York that purported to consolidate punitive damages claims in ten tobacco-related actions then pending in federal district courts in New York and Pennsylvania. In September 2002, the court granted plaintiffs’ motion seeking certification of a punitive damages class of persons residing in the United States who smoke or smoked defendants’ cigarettes, and who have been diagnosed by a physician with an enumerated disease from April 1993 through the date notice of the certification of this class is disseminated. The following persons are excluded from the class: (1) those who have obtained judgments or settlements against any defendants; (2) those against whom any defendant has obtained judgment; (3) persons who are part of the Engle class; (4) persons who should have reasonably realized that they had an enumerated disease prior to April 9, 1993; and (5) those whose diagnosis or reasonable basis for knowledge predates their use of tobacco. Defendants petitioned the United States Court of Appeals for the Second Circuit for review of the trial court’s ruling. In May 2005, the Second Circuit vacated the trial court’s class certification order and remanded the case to the trial court for further proceedings. Plaintiffs’ motion for reconsideration was denied, and the time for plaintiffs to petition the United States Supreme Court for further review has expired. In February 2006, the trial court issued an order of dismissal of the case but stayed the order for thirty days to allow other plaintiffs’ counsel the opportunity to take over the case.

Cases Under the California Business and Professions Code:  In June 1997 and July 1998, two suits (Brown and Daniels), were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases, and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. In September 2004, the trial court in the other case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed.

In May 2004, a lawsuit (Gurevitch) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2005, defendants’ motion to dismiss was granted; however, plaintiffs’ motion for leave to amend the complaint was also granted, and plaintiffs filed an amended complaint in September 2005. In October 2005, the court stayed this action pending the California Supreme Court’s rulings on two cases not involving PM USA, the resolution of which may impact the adjudication of this case.

Cigarette Contraband Cases:  In May 2000 and August 2001, various departments of Colombia and the European Community and 10 Member States filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. The claims asserted in these cases include negligence, negligent misrepresentation, fraud, unjust enrichment, violations of RICO and its state-law equivalents and conspiracy. Plaintiffs in these cases seek actual damages, treble damages and unspecified injunctive relief. In February 2002, the federal district court granted defendants’ motions to dismiss the actions. Plaintiffs in each case appealed. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases based on the common law Revenue Rule, which bars a foreign government from bringing civil claims in U.S. courts for the recovery of lost taxes. In April 2004, plaintiffs petitioned the United States Supreme Court for further review. In July 2004, the European Community and the 10 Member States entered into a cooperation agreement with PMI, the terms of which provide for broad cooperation between PMI and European law enforcement agencies on anti-contraband and anti-counterfeit efforts and resolve all disputes between the parties on these issues. Pursuant to this agreement, the European Community and the 10 Member States withdrew their suit as it relates to the ALG, PM USA and PMI defendants.

In May 2005, the United States Supreme Court, in a summary order, granted the plaintiffs’ petitions for review, vacated the judgment of the Court of Appeals for the Second Circuit and remanded the cases to that court for further review in light of the Supreme Court’s April 2005 decision in U.S. v. Pasquantino. In Pasquantino, a criminal case brought by the United States government, the Supreme Court upheld the convictions of the defendants in that case for violating the U.S. wire fraud statute based on a scheme to smuggle alcohol into Canada without paying Canadian taxes, while expressing no opinion as to the question of whether the Revenue Rule barred a foreign government from bringing a civil action in U.S. courts for a scheme to defraud it of taxes, as the Second Circuit had earlier held in distinguishing those civil claims from a U.S. criminal prosecution as in Pasquantino. In September 2005, the Second Circuit reinstated its original decision affirming the dismissal of the cases based on the common law Revenue Rule, concluding that the Pasquantino decision cast no doubt on the reasoning and result of the original January 2004 decision. The Second Circuit acknowledged that the claims of the European Community and 10 Member States against ALG, PM USA, and PMI had previously been dismissed. In October 2005, the plaintiffs in the two cases petitioned the United States Supreme Court for further review. In January 2006, the Supreme Court denied plaintiffs’ petition for review. It is possible that future litigation related to cigarette contraband issues may be brought.

Vending Machine Case:  In February 1999, plaintiffs filed a lawsuit in the United States District Court in Tennessee as a purported nationwide class of cigarette vending machine operators, and alleged that PM USA violated the Robinson-Patman Act in connection with its promotional and merchandising programs available to retail stores and not available to cigarette vending machine operators. The initial complaint was amended to bring the total number of plaintiffs to 211 but, by stipulated orders, all claims were stayed, except those of ten plaintiffs that proceeded to pre-trial discovery. Plaintiffs requested actual damages, treble damages, injunctive relief, attorneys’ fees and costs, and other unspecified relief. In August 2001, the trial court granted PM USA’s motion for summary judgment and dismissed, with prejudice, the claims of the ten plaintiffs. In October 2001, the court certified its decision for appeal to the United States Court of Appeals for the Sixth Circuit following the stipulation of all plaintiffs that the district court’s dismissal would, if affirmed, be binding on all plaintiffs. In January 2004, the Sixth Circuit reversed the lower court’s grant of summary judgment with respect to plaintiffs’ claim that PM USA violated Robinson-Patman Act provisions regarding promotional services and with respect to the discriminatory pricing claim of plaintiffs who bought cigarettes directly from PM USA. The claims of eight plaintiffs were tried in July 2005 (one plaintiff was granted a continuance and another voluntarily dismissed its claims with prejudice). The jury returned a verdict in favor of PM USA on the Robinson-Patman Act claims and awarded PM USA approximately $110,000 on counterclaims PM USA made against three plaintiffs. Following completion of the trial, the district court lifted the stay on the remaining claims and directed the magistrate judge to establish a schedule for the disposition of those claims. In October 2005, on agreement of the parties, all claims in this matter were dismissed with prejudice.

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

IRS Challenges to PMCC Leases:  The IRS is examining the consolidated tax returns for Altria Group, Inc., which includes PMCC, for years 1996 through 1999. Recently, the IRS has proposed to disallow certain transactions, and may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out transactions, qualified technological equipment transactions, and sale-in/lease-out transactions). PMCC believes that the position and supporting case law described in the Revenue Rulings and the IRS Notice as well as those asserted in the proposed adjustments are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, if necessary, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and lower its earnings to reflect the recalculation of the income from the affected leveraged leases.

It is not possible to predict the outcome of the litigation pending against ALG and its subsidiaries. Litigation is subject to many uncertainties. As discussed above under “Recent Trial Results,” unfavorable verdicts awarding substantial damages against PM USA have been returned in 16 cases since 1999. Of the 16 cases in which verdicts were returned in favor of plaintiffs, four have reached final resolution. A verdict against defendants in a health care cost recovery case has been reversed and all claims were dismissed with prejudice, and after exhausting all appeals, PM USA paid $3.3 million (including interest of $285,000) in an individual smoking and health case in Florida, $17 million (including interest of $6.4 million) in an individual smoking and health case in California and $328,759 (including interest of $78,259) in a flight attendant ETS case in Florida. The remaining 12 cases are in various post-trial stages. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. In the event of an adverse trial result in certain pending litigation, the defendant may not be able to obtain a required bond or obtain relief from bonding requirements in order to prevent a plaintiff from seeking to collect a judgment while an adverse verdict is being appealed. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of judges and jurors with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

Reference is made to Note 19 for a description of certain pending legal proceedings. Reference is also made to Exhibit 99.1 to this Form 10-K for a list of pending smoking and health class actions, health care cost recovery actions, and certain other actions, and for a description of certain developments in such proceedings, and to Exhibit 99.2 for a schedule of the smoking and health class action, health care cost recovery actions, and individual smoking and health cases which are currently scheduled for trial through the end of 2006. Copies of Note 19 and Exhibits 99.1 and 99.2 are available upon written request to the Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ALG’s share repurchase activity for each of the three months ended December 31, 2005, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2005 – October 31, 2005	-	$-	-	-

November 1, 2005 – November 30, 2005	228,076	$73.40	-	-

December 1, 2005 – December 31, 2005	295,334	$75.45	-	-

For the Quarter Ended December 31, 2005	523,410	$74.55

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who exercised stock options and used previously owned shares to pay all, or a portion of, the option exercise price and related taxes.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on pages 78 to 79 of the 2005 Annual Report and made a part hereof.

Ite m 6. Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2001-2005 appearing under the caption “Selected Financial Data” on page 41 of the 2005 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) on pages 17 to 40 of the 2005 Annual Report and made a part hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned “Market Risk” and “Value at Risk” on pages 37 to 38 of the 2005 Annual Report and made a part hereof.

Item 8. Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2005 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on pages 78 to 79 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers as of March 7, 2006:

Name	Office	Age
André Calantzopoulos	President and Chief Executive Officer of Philip Morris International Inc.	49
Louis C. Camilleri	Chairman of the Board and Chief Executive Officer	51
Nancy J. De Lisi	Senior Vice President, Mergers and Acquisitions	55
Roger K. Deromedi	Chief Executive Officer of Kraft Foods Inc.	52
Dinyar S. Devitre	Senior Vice President and Chief Financial Officer	58
Amy J. Engel	Vice President and Treasurer	49
David I. Greenberg	Senior Vice President and Chief Compliance Officer	51
G. Penn Holsenbeck	Vice President, Associate General Counsel and Corporate Secretary	59
Steven C. Parrish	Senior Vice President, Corporate Affairs	55
Walter V. Smith	Vice President, Taxes	62
Michael E. Szymanczyk	Chairman and Chief Executive Officer of Philip Morris USA Inc.	57
Joseph A. Tiesi	Vice President and Controller	47
Charles R. Wall	Senior Vice President and General Counsel	60

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

For information regarding directors who will be nominated for election at the Annual Meeting of Stockholders, see Item 11. In addition, Carlos Slim Helú (age 66), who is currently serving on our Board of Directors, will not be standing for re-election to the Board of Directors in 2006.

Codes of Conduct and Corporate Governance

ALG has adopted the Altria Code of Conduct for Compliance and Integrity, which complies with requirements set forth in Item 406 of Regulation S-K, and this Code of Conduct applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. ALG has also adopted a code of business conduct and ethics that applies to the members of its Board of Directors. These documents are available free of charge on ALG’s website at www.altria.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017.

In addition, ALG has adopted corporate governance guidelines and charters for its Audit, Compensation and Nominating and Corporate Governance Committees and the other committees of the board of directors. All of these documents are available free of charge on ALG’s web site at www.altria.com, are included in ALG’s definitive proxy statement, and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017. Any waiver granted by the Company to its principal executive officer, principal financial officer or controller under the code of ethics, or certain amendments to the code of ethics, will be disclosed on the Company’s website at www.altria.com.

On May 24, 2005, the Company filed its Annual CEO Certification as required by Section 303A.12 of the New York Stock Exchange Listed Company Manual.

The information on ALG’s website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings made with the SEC.

Item 11.	Executive Compensation.

Except for the information relating to the executive officers set forth above in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to ALG’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 27, 2006 that will be filed with the SEC on or about March 13, 2006, and, except as indicated therein, made a part hereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under ALG’s equity compensation plans at December 31, 2005, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Restricted Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	54,768,576	$41.82	49,525,499

See Item 11.

Item 13. Certain Relationships and Related Transactions.

See Item 11.

Item 14. Principal Accounting Fees and Services.

See Item 11.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	2005 Annual Report Page
Data incorporated by reference to Altria Group, Inc.’s 2005 Annual Report:
Consolidated Balance Sheets at December 31, 2005 and 2004	-	42-43
Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003	-	44
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	-	45
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	-	46-47
Notes to Consolidated Financial Statements	-	48-79
Report of Independent Registered Public Accounting Firm	-	80
Report of Management on Internal Control Over Financial Reporting		81
Data submitted herewith:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1	-
Financial Statement Schedule – Valuation and Qualifying Accounts	S-2	-

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

3.1	—	Articles of Amendment to the Restated Articles of Incorporation of ALG and Restated Articles of Incorporation of ALG.(22)

3.2	—	By-Laws, as amended, of ALG.(23)

4.1	—	Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank, Trustee.(1)

4.2	—	First Supplemental Indenture dated as of February 1, 1991, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank), Trustee.(2)

4.3	—	Second Supplemental Indenture dated as of January 21, 1992, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank), Trustee.(3)
4.4	—	Indenture dated as of December 2, 1996, between ALG and JPMorgan Chase Bank, Trustee.(4)

4.5	—	Indenture dated as of October 17, 2001, between Kraft Foods Inc. and JPMorgan Chase Bank, Trustee.(19)

4.6	—	5-Year Revolving Credit Agreement dated as of April 15, 2005 among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A. as Administrative Agents, Credit Suisse First Boston, Cayman Islands Branch and Deutsche Bank Securities Inc. as Syndication Agents and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC as Arrangers and Documentation Agents.(30)

4.7	—	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	—	Financial Counseling Program.(5)

10.2	—	Benefit Equalization Plan, as amended.(6)

10.3	—	Form of Employee Grantor Trust Enrollment Agreement.(7)

10.4	—	Form of Supplemental Employee Grantor Trust Enrollment Agreement.

10.5	—	Automobile Policy.(5)

10.6	—	Form of Employment Agreement between ALG and its executive officers.(8)

10.7	—	Supplemental Management Employees’ Retirement Plan of ALG, as amended.(5)

10.8	—	1992 Incentive Compensation and Stock Option Plan.(5)

10.9	—	Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996.(7)

10.10	—	Form of Executive Master Trust between ALG, JPMorgan Chase Bank and Handy Associates.(8)

10.11	—	1997 Performance Incentive Plan.(10)

10.12	—	Long-Term Disability Benefit Equalization Plan, as amended.(5)

10.13	—	Survivor Income Benefit Equalization Plan, as amended.(5)

10.14	—	2000 Performance Incentive Plan.(17)

10.15	—	2000 Stock Compensation Plan for Non-Employee Directors, as amended.(22)

10.16	—	2005 Performance Incentive Plan.(28)

10.17	—	2005 Stock Compensation Plan for Non-Employee Directors.(28)

10.18	—	Comprehensive Settlement Agreement and Release dated October 17, 1997, related to settlement of Mississippi health care cost recovery action.(5)

10.19	—	Settlement Agreement dated August 25, 1997, related to settlement of Florida health care cost recovery action.(11)

10.20	—	Comprehensive Settlement Agreement and Release dated January 16, 1998, related to settlement of Texas health care cost recovery action.(12)

10.21	—	Settlement Agreement and Stipulation for Entry of Judgment, dated May 8, 1998, regarding the claims of the State of Minnesota.(13)

10.22	—	Settlement Agreement and Release, dated May 8, 1998, regarding the claims of Blue Cross and Blue Shield of Minnesota.(13)

10.23	—	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the Mississippi health care cost recovery action.(14)

10.24	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action.(14)

10.25	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action.(15)

10.26	—	Master Settlement Agreement relating to state health care cost recovery and other claims.(16)

10.27	—	Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters.(18)

10.28	—	Agreement among ALG, PM USA and Michael E. Szymanczyk.(20)

10.29	—	Description of Agreement with Roger K. Deromedi.(24)

10.30	—	Anti-Contraband and Anti-Counterfeit Agreement and General Release dated July 9, 2004 and Appendixes.(25)

10.31	—	Form of Restricted Stock Agreement.(26)

10.32	—	Description of Agreement with Louis C. Camilleri.(27)

10.33	—	Agreement for the Sale and Purchase of 1,377,525,000 shares in PT HM Sampoerna Tbk dated March 12, 2005, between Dubuis Holding Limited and PT Philip Morris Indonesia (PT Philip Morris Indonesia entered into agreements with a number of other principal shareholders on terms substantially identical in all material respects).(27)

10.34	—	364-Day Revolving Credit Agreement dated as of April 15, 2005 among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A. as Administrative Agents, Credit Suisse First Boston, Cayman Islands Branch and Deutsche Bank Securities Inc. as Syndication Agents and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC as Arrangers and Documentation Agents.(30)

10.35	—	Credit Agreement relating to a EUR 2,000,000,000 5-Year Revolving Credit Facility (including a EUR 1,000,000,000 swingline option) and a EUR 2,500,000,000 3-Year Term Loan Facility dated as of 12 May 2005 among Philip Morris International Inc. and the Initial Lenders named therein and Citibank International plc as Facility Agent and Swingline Agent, Citigroup Global Markets Limited, Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank Securities Inc. and J.P. Morgan plc as Mandated Lead Arrangers and Bookrunners and ABN AMRO Bank N.V., HSBC Bank plc and Société Genéralé as Mandated Lead Arrangers.(29)

10.36	—	Form of Deferred Stock Agreement.

12	—	Statements re: computation of ratios.

13	—	Pages 16 to 81 of the 2005 Annual Report, but only to the extent set forth in Items 1, 3, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2005 Annual Report is not to be deemed “filed” as part of this Report.

21	—	Subsidiaries of ALG.

23	—	Consent of independent registered public accounting firm.

24	—	Powers of attorney.

31.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Certain Pending Litigation Matters and Recent Developments.

99.2	—	Trial Schedule.

(1)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990 (File No. 1-08940).

(2)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991 (File No. 1-08940).

(3)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992 (File No. 1-08940).

(4)	Incorporated by reference to ALG’s Registration Statement on Form S-3/A (No. 333-35143) dated January 29, 1998 (File No. 1-08940).

(5)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

(6)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-08940).

(7)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).

(8)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-08940).

(9)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-08940).

(10)	Incorporated by reference to ALG’s proxy statement dated March 10, 1997 (File No. 1-08940).

(11)	Incorporated by reference to ALG’s Current Report on Form 8-K dated September 3, 1997 (File No. 1-08940).

(12)	Incorporated by reference to ALG’s Current Report on Form 8-K dated January 28, 1998 (File No. 1-08940).

(13)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

(14)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

(15)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-08940).

(16)	Incorporated by reference to ALG’s Current Report on Form 8-K dated November 25, 1998, as amended by Form 8-K/A dated December 24, 1998 (File No. 1-08940).

(17)	Incorporated by reference to ALG’s proxy statement dated March 10, 2000 (File No. 1-08940).

(18)	Incorporated by reference to ALG’s Current Report on Form 8-K dated May 8, 2001.

(19)	Incorporated by reference to Kraft Foods Inc.’s Registration Statement on Form S-3 (No. 333-67770) dated August 16, 2001.

(20)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(21)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(22)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2002.

(23)	Incorporated by reference to ALG’s Current Report on Form 8-K dated December 17, 2004.

(24)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2003.

(25)	Incorporated by reference to ALG’s Current Report on Form 8-K dated July 9, 2004 (portions of which have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

(26)	Incorporated by reference to ALG’s Current Report on Form 8-K dated January 28, 2005.

(27)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-08940).

(28)	Incorporated by reference to ALG’s proxy statement dated March 14, 2005 (File No. 1-08940).

(29)	Incorporated by reference to ALG’s Current Report on Form 8-K dated May 18, 2005.

(30)	Incorporated by reference to ALG’s Current Report on Form 8-K dated April 20, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altria Group, Inc.

By:	/s/ LOUIS C. CAMILLERI
(Louis C. Camilleri Chairman of the Board and Chief Executive Officer)

Date: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ LOUIS C. CAMILLERI (Louis C. Camilleri)	Director, Chairman of the Board and Chief Executive Officer	March 10, 2006

/s/ DINYAR S. DEVITRE (Dinyar S. Devitre)	Senior Vice President and Chief Financial Officer	March 10, 2006

/s/ JOSEPH A. TIESi (Joseph A. Tiesi)	Vice President and Controller	March 10, 2006

*ELIZABETH E. BAILEY, HAROLD BROWN, MATHIS CABIALLAVETTA, J. DUDLEY FISHBURN, ROBERT E. R. HUNTLEY, THOMAS W. JONES, GEORGE MUÑOZ, LUCIO A. NOTO, JOHN S. REED, STEPHEN M. WOLF	Directors

*By:	/s/ LOUIS C. CAMILLERI (Louis C. Camilleri Attorney-in-fact)	March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

ALTRIA GROUP, INC.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 7, 2006 appearing in the 2005 Annual Report to Shareholders of Altria Group, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 7, 2006

S-1

ALTRIA GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2005:
CONSUMER PRODUCTS:
Allowance for discounts	$12	$559	$1	$560	$12
Allowance for doubtful accounts	155	14	(15)	27	127
Allowance for returned goods	14	(6)	-	6	2

	$181	$567	$(14)	$593	$141

FINANCIAL SERVICES:
Allowance for losses	$497	$200	$-	$101	$596

2004:
CONSUMER PRODUCTS:
Allowance for discounts	$14	$563	$-	$565	$12
Allowance for doubtful accounts	150	29	8	32	155
Allowance for returned goods	21	14	-	21	14

	$185	$606	$8	$618	$181

FINANCIAL SERVICES:
Allowance for losses	$396	$140	$-	$39	$497

2003:
CONSUMER PRODUCTS:
Allowance for discounts	$12	$802	$-	$800	$14
Allowance for doubtful accounts	156	17	-	23	150
Allowance for returned goods	16	176	-	171	21

	$184	$995	$-	$994	$185

FINANCIAL SERVICES:
Allowance for losses	$444	$-	$-	$48	$396

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.

(b)	Represents charges for which allowances were created.

S-2