Form 10-Q
period 2006-03-31
ALTRIA GROUP, INC.
filed 2006-05-09
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At April 28, 2006, there were 2,088,125,953 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Consumer products
Cash and cash equivalents	$2,491	$6,258

Receivables (less allowances of $107 in 2006 and $112 in 2005)	5,324	5,361

Inventories:
Leaf tobacco	3,949	4,060
Other raw materials	2,408	2,232
Finished product	5,223	4,292

	11,580	10,584

Other current assets	2,729	3,578

Total current assets	22,124	25,781

Property, plant and equipment, at cost	30,381	29,956
Less accumulated depreciation	13,662	13,278

	16,719	16,678

Goodwill	31,634	31,219
Other intangible assets, net	12,201	12,196
Other assets	15,181	14,667

Total consumer products assets	97,859	100,541

Financial services
Finance assets, net	6,935	7,189
Other assets	20	219

Total financial services assets	6,955	7,408

TOTAL ASSETS	$104,814	$107,949

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	March 31, 2006	December 31, 2005
LIABILITIES
Consumer products
Short-term borrowings	$3,845	$2,836
Current portion of long-term debt	3,541	3,430
Accounts payable	3,098	3,645
Accrued liabilities:
Marketing	2,213	2,382
Taxes, except income taxes	3,249	2,871
Employment costs	979	1,296
Settlement charges	1,125	3,503
Other	2,979	3,130
Income taxes	688	1,393
Dividends payable	1,677	1,672

Total current liabilities	23,394	26,158

Long-term debt	14,042	15,653
Deferred income taxes	8,703	8,492
Accrued postretirement health care costs	3,490	3,412
Minority interest	3,946	4,141
Other liabilities	5,183	6,260

Total consumer products liabilities	58,758	64,116

Financial services
Long-term debt	2,016	2,014
Non-recourse debt		201
Deferred income taxes	5,465	5,737
Other liabilities	431	174

Total financial services liabilities	7,912	8,126

Total liabilities	66,670	72,242

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,980	6,061
Earnings reinvested in the business	56,617	54,666
Accumulated other comprehensive losses (including currency translation of ($837) in 2006 and ($1,317) in 2005)	(1,361)	(1,853)

	62,171	59,809
Less cost of repurchased stock (718,294,517 shares in 2006 and 721,696,918 shares in 2005)	(24,027)	(24,102)

Total stockholders’ equity	38,144	35,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,814	$107,949

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Net revenues	$24,355	$23,618
Cost of sales	8,915	8,671
Excise taxes on products	7,546	7,156

Gross profit	7,894	7,791
Marketing, administration and research costs	3,540	3,555
Domestic tobacco headquarters relocation charges		1
Italian antitrust charge	61
Asset impairment and exit costs	204	171
Losses (gains) on sales of businesses	3	(116)
Amortization of intangibles	7	4

Operating income	4,079	4,176
Interest and other debt expense, net	243	281

Earnings from continuing operations before income taxes, minority interest, and equity earnings, net	3,836	3,895
Provision for income taxes	289	1,291

Earnings from continuing operations before minority interest, and equity earnings, net	3,547	2,604
Minority interest in earnings from continuing operations, and equity earnings, net	70	20

Earnings from continuing operations	3,477	2,584
Earnings from discontinued operations, net of income taxes and minority interest		12

Net earnings	$3,477	$2,596

Per share data:

Basic earnings per share:
Continuing operations	$1.67	$1.25
Discontinued operations		0.01

Net earnings	$1.67	$1.26

Diluted earnings per share:
Continuing operations	$1.65	$1.24
Discontinued operations		0.01

Net earnings	$1.65	$1.25

Dividends declared	$0.80	$0.73

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2005 and

the Three Months Ended March 31, 2006

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity
Balances, January 1, 2005	$935	$5,176	$50,595	$(610)	$(531)	$(1,141)	$(24,851)	$30,714

Comprehensive earnings:
Net earnings			10,435					10,435
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(707)		(707)		(707)
Additional minimum pension liability					(54)	(54)		(54)
Change in fair value of derivatives accounted for as hedges					38	38		38
Other					11	11		11

Total other comprehensive losses								(712)

Total comprehensive earnings								9,723

Exercise of stock options and issuance of other stock awards		519	(6)				749	1,262
Cash dividends declared ($3.06 per share)			(6,358)					(6,358)
Other		366						366

Balances, December 31, 2005	935	6,061	54,666	(1,317)	(536)	(1,853)	(24,102)	35,707

Comprehensive earnings:
Net earnings			3,477					3,477
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				480		480		480
Additional minimum pension liability					(2)	(2)		(2)
Change in fair value of derivatives accounted for as hedges					12	12		12
Other					2	2		2

Total other comprehensive earnings								492

Total comprehensive earnings								3,969

Exercise of stock options and issuance of other stock awards		(81)	146				75	140
Cash dividends declared ($0.80 per share)			(1,672)					(1,672)

Balances, March 31, 2006	$935	$5,980	$56,617	$(837)	$(524)	$(1,361)	$(24,027)	$38,144

Total comprehensive earnings were $2,699 million for the quarter ended March 31, 2005.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$3,415	$2,570
- Financial services	62	26

Net earnings	3,477	2,596

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	446	407
Deferred income tax provision	1,040	982
Minority interest in earnings from continuing operations, and equity earnings, net	70	20
Domestic tobacco headquarters relocation charges, net of cash paid		(5)
Escrow bond for the Price domestic tobacco case	(210)
Asset impairment and exit costs, net of cash paid	140	109
Losses (gains) on sales of businesses	3	(116)
Income tax reserve reversal	(1,006)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	92	(316)
Inventories	(941)	(71)
Accounts payable	(353)	(235)
Income taxes	(794)	(719)
Accrued liabilities and other current assets	(442)	(427)
Domestic tobacco accrued settlement charges	(2,378)	(2,376)
Pension plan contributions	(446)	(770)
Pension provisions and postretirement, net	213	189
Other	326	172
Financial services
Deferred income tax benefit	(272)	(86)
Income tax reserve reversal	(1)
Other	345	163

Net cash used in operating activities	(691)	(483)

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(407)	$(355)
Purchases of businesses, net of acquired cash		(1,523)
Proceeds from sales of businesses	98	190
Other	45	11
Financial services
Investments in finance assets	(2)
Proceeds from finance assets	170	29

Net cash used in investing activities	(96)	(1,648)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net (repayment) issuance of short-term borrowings	(211)	2,599
Long-term debt proceeds	11	17
Long-term debt repaid	(414)	(322)

Repurchase of Kraft Foods Inc. common stock	(315)	(167)
Dividends paid on Altria Group, Inc. common stock	(1,667)	(1,503)
Issuance of Altria Group, Inc. common stock	84	330
Other	(481)	(354)

Net cash (used in) provided by financing activities	(2,993)	600

Effect of exchange rate changes on cash and cash equivalents	13	(5)

Cash and cash equivalents:

Decrease	(3,767)	(1,536)

Balance at beginning of period	6,258	5,744

Balance at end of period	$2,491	$4,208

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report to Stockholders and which are incorporated by reference into Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

In June 2005, Kraft Foods Inc. (“Kraft”) sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings.

Stock-Based Compensation Expense

Effective January 1, 2006, Altria Group, Inc. adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest. The fair value of restricted stock and rights to receive shares of stock is determined based on the number of shares granted and the market value at date of grant. The fair value of stock options is determined using a modified Black-Scholes methodology. The impact of adoption was not material.

Altria Group, Inc. previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and provided the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). No compensation expense for employee stock options was previously reflected in net earnings, as all stock options granted under those plans had an exercise price not less than the market value of the common stock on the date of the grant. Historical condensed consolidated statements of earnings already include the compensation expense for restricted stock and rights to receive shares of stock. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock-based option awards for the quarter ended March 31, 2005 (in millions, except per share data):

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2005

Net earnings, as reported	$2,596
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	3

Pro forma net earnings	$2,593

Earnings per share:
Basic – as reported	$1.26

Basic – pro forma	$1.26

Diluted – as reported	$1.25

Diluted – pro forma	$1.25

Altria Group, Inc. has not granted stock options to employees since 2002. The amount shown above as stock-based compensation expense relates to Executive Ownership Stock Options (“EOSOs”). Under certain circumstances, senior executives who exercise outstanding stock options, using shares to pay the option exercise price and taxes, receive EOSOs equal to the number of shares tendered. During the three months ended March 31, 2005, Altria Group, Inc. granted 0.5 million EOSOs.

The adoption of SFAS No. 123(R) resulted in a cumulative effect gain of $9 million, which is net of $5 million in taxes, in the condensed consolidated statement of earnings for the quarter ended March 31, 2006. This gain results from the impact of estimating future forfeitures on restricted stock and rights to receive shares of stock in the determination of periodic expense for unvested awards, rather than recording forfeitures only when they occur. The gross cumulative effect was recorded in marketing, administration and research costs.

All tax benefits resulting from tax deductions in excess of the stock-based employee compensation expense recognized in the statement of earnings (“Excess tax benefits”) are presented as financing cash flows for the three months ended March 31, 2006. Excess tax benefits of $55 million were recognized for the three months ended March 31, 2006. Previously, these tax benefits were included in operating cash flows. Under SFAS No. 123(R), tax shortfalls occur when actual tax deductible compensation expense is less than cumulative stock-based compensation expense recognized in the financial statements. Tax shortfalls of $10 million at Kraft were recognized for the three months ended March 31, 2006, and were recorded in additional paid-in capital.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

		For the Three Months Ended March 31,
		2006	2005
		(in millions)
Separation program	International tobacco	$2	$3
Separation program	General corporate*		18
Restructuring program	North American food	35	24
Restructuring program	International food	57	33
Asset impairment	North American food	99	93
Asset impairment	International food	11

Asset impairment and exit costs		$204	$171

*	During the quarter ended March 31, 2005, Altria Group, Inc. recorded pre-tax charges of $18 million, primarily related to the streamlining of various corporate functions.

Kraft Restructuring Program

In January 2004, Kraft announced a three-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, Kraft announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges reflecting asset disposals, severance and implementation costs. As part of this program, Kraft anticipates the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring charges during 2006 are expected to be approximately $1.3 billion, including $105 million incurred in the first quarter of 2006. Total pre-tax restructuring charges incurred since the inception of the program in January 2004 were $1.043 billion.

During the quarters ended March 31, 2006 and 2005, Kraft recorded $202 million and $150 million, respectively, of asset impairment and exit costs on the condensed consolidated statements of earnings. During the quarters ended March 31, 2006 and 2005, these pre-tax charges were composed of $92 million and $57 million, respectively, of costs under the restructuring program, and $110 million of first quarter 2006 asset impairment charges related to the pending sale of Kraft’s pet snacks brand and assets, and Kraft’s annual review of goodwill and intangible assets, and $93 million of first quarter 2005 asset impairment charges related to the sale of Kraft’s fruit snacks assets. The first quarter of 2006 pre-tax restructuring charges resulted from the announcement of the closing of 4 plants, for a total of 23 since January 2004, and the continuation of a number of workforce reduction programs. Approximately $56 million of the pre-tax charges incurred in the first quarter of 2006 will require cash payments.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pre-tax restructuring liability activity for the quarter ended March 31, 2006, was as follows (in millions):

	For the Three Months Ended March 31, 2006
	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2006	$114	$-	$1	$115
Charges	53	34	5	92
Cash spent	(33)		(1)	(34)
Charges against assets		(34)		(34)
Currency			(2)	(2)

Liability balance, March 31, 2006	$134	$-	$3	$137

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced since 2004, as part of the overall restructuring program, will result in the elimination of approximately 6,800 positions. At March 31, 2006, approximately 5,400 of these positions have been eliminated. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements.

During the quarters ended March 31, 2006 and 2005, Kraft recorded pre-tax implementation costs associated with the restructuring program. These costs include the discontinuance of certain product lines and incremental costs related to the integration and streamlining of functions and closure of facilities. Substantially all implementation costs incurred in the first quarter of 2006 will require cash payments. These costs were recorded on the condensed consolidated statements of earnings as follows (in millions):

	For the Three Months Ended March 31,
	2006	2005
Cost of sales	$6	$15
Marketing, administration and research costs	7	4

Total implementation costs	$13	$19

Kraft Asset Impairment Charges

During March 2006, Kraft reached an agreement to sell its pet snacks brand and assets for $580 million. The transaction is subject to regulatory approval. Kraft incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of the pending sale. The charge, which includes the write-off of a portion of the associated goodwill, and intangible and fixed assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings. Upon completion of the transaction, Kraft expects to record additional taxes of approximately $60 million related to the sale.

During the first quarter of 2006, Kraft completed its annual review of goodwill and intangible assets, and recorded non-cash pre-tax charges of $24 million related to an intangible asset impairment for biscuits assets in Egypt and hot cereal assets in the United States. These charges were recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

During the first quarter of 2005, Kraft reached an agreement to sell its fruit snacks assets for approximately $30 million. The transaction closed in the second quarter of 2005. Kraft incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale. The charge, which included the write-off of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

all associated intangible assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2006	2005	2006	2005
	(in millions)

Service cost	$73	$73	$54	$53
Interest cost	160	159	69	72
Expected return on plan assets	(225)	(215)	(89)	(89)
Amortization:
Unrecognized net loss from experience differences	85	70	23	18
Prior service cost	4	4	3	4
Other expense		11		1

Net periodic pension cost	$97	$102	$60	$59

Other expense, above, is due primarily to additional pension benefits related to workforce reduction programs under Kraft’s restructuring program.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible and do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Approximately $380 million and $65 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively, during the quarter ended March 31, 2006. These amounts include approximately $130 million and $25 million of employer contributions that Kraft made to its U.S. and non-U.S. plans, respectively. Currently, Altria Group, Inc. anticipates making additional contributions during the remainder of 2006 of approximately $35 million to its U.S. plans and approximately $150 million to its non-U.S. plans, based on current tax law. These amounts include approximately $20 million and $80 million that Kraft anticipates making to its U.S. and non-U.S. plans, respectively. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)

Service cost	$27	$24
Interest cost	76	69
Amortization:
Unrecognized net loss from experience differences	34	20
Unrecognized prior service cost	(7)	(7)

Net postretirement health care costs	$130	$106

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill by segment was as follows (in millions):

	March 31, 2006	December 31, 2005
International tobacco	$5,856	$5,571
North American food	20,898	20,803
International food	4,880	4,845

Total goodwill	$31,634	$31,219

Intangible assets were as follows (in millions):

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$11,871		$11,867
Amortizable intangible assets	418	$88	410	$81

Total intangible assets	$12,289	$88	$12,277	$81

Non-amortizable intangible assets substantially consist of brand names from Kraft’s acquisition of Nabisco Holdings Corp. (“Nabisco”) in 2000 and the Philip Morris International, Inc. (“PMI”) 2005 acquisition in Indonesia. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the three months ended March 31, 2006 and 2005, was $7 million and $4 million, respectively. Amortization expense for each of the next five years is estimated to be $30 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2005, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2005	$31,219	$12,277
Changes due to:
Currency	325	92
Asset impairment	(25)	(79)
Other	115	(1)

Balance at March 31, 2006	$31,634	$12,289

As a result of Kraft’s common stock repurchases, ALG’s ownership percentage of Kraft has increased from 87.2% at December 31, 2005 to 87.6% at March 31, 2006, thereby resulting in an increase in goodwill. Other, above, includes this additional goodwill.

During the first quarter of 2006, Altria Group, Inc. completed its annual review of goodwill and intangible assets, and recorded non-cash pre-tax charges of $24 million related to intangible asset impairments at Kraft.

Note 5. Financial Instruments:

During the quarters ended March 31, 2006 and 2005, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next twenty-one months. At March 31, 2006, Altria Group, Inc. estimates that derivative gains of $24 million, net of income taxes, reported in accumulated other comprehensive earnings (losses) will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at March 31, 2006 and 2005, Altria Group, Inc. recorded losses of $3 million, net of income taxes, and gains of $71 million, net of income taxes, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)

Gain (loss) at beginning of period	$24	$(14)
Derivative gains transferred to earnings	(6)	(12)
Change in fair value	18	45

Gain as of March 31	$36	$19

Note 6. Acquisitions:

Sampoerna:

In March 2005, a subsidiary of PMI acquired 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”), an Indonesian tobacco company. In May 2005, PMI purchased an additional 58%, for a total of 98%. The total cost of the transaction was approximately $4.8 billion, including

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sampoerna’s cash of approximately $0.3 billion and debt of the U.S. dollar equivalent of approximately $0.2 billion. The purchase price was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility and a euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG.

The acquisition of Sampoerna allowed PMI to enter the profitable kretek cigarette segment in Indonesia. Sampoerna’s financial position and results of operations have been fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. During the first quarter of 2006, Sampoerna contributed $136 million of operating income and $61 million of net earnings.

Assets purchased consist primarily of goodwill of $3.5 billion, other intangible assets of $1.3 billion, inventories of $0.5 billion and property, plant and equipment of $0.4 billion. Liabilities assumed in the acquisition consist principally of long-term debt of $0.2 billion and accrued liabilities. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which will be in the second quarter of 2006.

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

Summary results of operations for the sugar confectionery business were as follows:

For the Three Months Ended March 31, 2005
(in millions)
Net revenues	$116

Earnings before income taxes and minority interest	$ 22
Provision for income taxes	(8)
Minority interest in earnings from discontinued operations, net	(2)

Earnings from discontinued operations, net of income taxes and minority interest	$ 12

Other:

In March 2006, Kraft reached an agreement to sell its pet snacks brand and assets for $580 million. This transaction is subject to regulatory approval. Kraft incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of the pending sale. Upon completion of the transaction, Kraft expects to record additional taxes of approximately $60 million related to the sale.

During the first quarter of 2006, Kraft sold certain Canadian assets and a small U.S. biscuit brand. In recognition of these sales, Kraft incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005. During the first quarter of 2005, Kraft sold its U.K. desserts assets, and its U.S. yogurt brand. The

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

aggregate proceeds received from the sales of businesses in the first quarter of 2006 and 2005 were $98 million and $190 million, respectively, on which pre-tax losses of $3 million and pre-tax gains of $116 million, respectively, were recorded.

During March 2005, Kraft reached an agreement to sell its fruit snacks assets for approximately $30 million. The transaction closed in the second quarter of 2005. Kraft incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale.

The operating results of the other divestitures, discussed above, in the aggregate, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 8. Stock Plans:

Under the Altria Group, Inc. 2005 Performance Incentive Plan (the “2005 Plan”), Altria Group, Inc. may grant to eligible employees stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Up to 50 million shares of common stock may be issued under the 2005 Plan. In addition, Altria Group, Inc. may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria Group, Inc. under the 2005 Stock Compensation Plan for Non-Employee Directors (the “2005 Directors Plan”). At March 31, 2006, Altria Group, Inc. employees held options to purchase 49,699,574 shares of Altria Group, Inc.’s common stock. Shares available to be granted under the 2005 Plan and the 2005 Directors Plan at March 31, 2006 were 46,434,134 and 979,738, respectively.

Altria Group, Inc. has not granted stock options to employees since 2002. Under certain circumstances, senior executives who exercise outstanding stock options using shares to pay the option exercise price and taxes, receive EOSOs equal to the number of shares tendered. EOSOs are granted at an exercise price of not less than fair value on the date of the grant, and become exercisable six months after the grant date. Restricted stock generally vests on the third anniversary of the grant date.

In addition, Kraft may grant stock options, stock appreciation rights, restricted stock, restricted and deferred units, and other awards of its Class A common stock to its employees under the terms of the Kraft 2005 Performance Incentive Plan (the “Kraft Plan”). Up to 150 million shares of Kraft’s Class A common stock may be issued under the Kraft Plan, of which no more than 45 million shares may be awarded as restricted stock. At March 31, 2006, Kraft’s employees held options to purchase 14,963,530 shares of Kraft’s Class A common stock. Shares available to be granted under the Kraft Plan at March 31, 2006 were 143,618,430. Restricted shares available for grant under the Kraft Plan at March 31, 2006 were 38,618,430.

Concurrent with Kraft’s Initial Public Offering (“IPO”) in June 2001, certain Altria Group, Inc. employees received a one-time grant of options to purchase shares of Kraft’s Class A common stock held by Altria Group, Inc. at the IPO price of $31.00 per share. At March 31, 2006, employees held options to purchase approximately 1.4 million shares of Kraft’s Class A common stock from Altria Group, Inc.

Stock Option Plan

Pre-tax compensation cost and the related tax benefit for stock option awards totaled $5 million and $2 million, respectively, for the three months ended March 31, 2006. The fair value of the awards was determined using a modified Black-Scholes methodology using the following assumptions:

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Risk-Free Interest Rate	Weighted Average Expected Life	Expected Volatility	Expected Dividend Yield
2006 Altria Group, Inc.	4.63%	4 years	28.60%	4.43%
2005 Altria Group, Inc.	3.75	4	34.24	4.43

Altria Group, Inc. stock option activity was as follows for the three months ended March 31, 2006:

	Shares Subject to Option	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2006	51,657,197	$41.82
Options granted	153,317	72.17
Options exercised	(2,086,000)	40.31
Options cancelled	(24,940)	43.98

Balance at March 31, 2006	49,699,574	41.98	4 years	$1.4 billion

Exercisable at March 31, 2006	49,021,498	41.53	4	1.4

The aggregate intrinsic value shown in the table above was based on the March 31, 2006 closing price for Altria Group, Inc.’s common stock of $70.86. The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $13.57 and $14.61, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $69 million and $241 million, respectively.

Restricted Stock Plans

Altria Group, Inc. and Kraft may grant shares of restricted stock and rights to receive shares of stock to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period, which is generally three years. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and rights for the three months ended March 31, 2006 and 2005 as follows (in millions):

	For the Three Months Ended March 31,
	2006	2005
Altria Group	$31	$27
Kraft	23	38

Total	$54	$65

The tax benefit recorded related to this compensation expense was $20 million and $24 million for the three months ended March 31, 2006 and 2005, respectively. The pre-tax compensation expense for the three months ended March 31, 2006 includes the pre-tax cumulative effect gain of $14 million from the adoption of SFAS No. 123(R) ($9 million of which related to Kraft). The unamortized compensation expense related to Altria Group, Inc. and Kraft restricted stock and rights was $588 million at March 31, 2006. This amount included $329 million related to Kraft and $259 million related to Altria Group, Inc. The unamortized compensation expense is expected to be recognized over a weighted average period of 2 years.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Altria Group, Inc. restricted stock and rights activity was as follows for the three months ended March 31, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2006	7,839,799	$48.99
Granted	1,957,160	74.21
Vested	(2,984,090)	36.64
Forfeited	(174,009)	54.99

Balance at March 31, 2006	6,638,860	61.80

The weighted–average grant date fair value of Altria Group, Inc. restricted stock and rights granted during the three months ended March 31, 2006 and 2005 was $145 million and $135 million, respectively, or $74.21 and $61.99 per restricted share or right, respectively. The total fair value of Altria Group, Inc. restricted stock and rights vested during the three months ended March 31, 2006 and 2005 was $213 million and $0.1 million, respectively.

Kraft’s restricted stock and rights activity was as follows for the three months ended March 31, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2006	15,085,116	$33.80
Granted	6,365,540	29.00
Vested	(3,950,590)	36.56
Forfeited	(1,026,770)	32.97

Balance at March 31, 2006	16,473,296	31.33

The weighted-average grant date fair value of restricted stock and rights granted at Kraft during the three months ended March 31, 2006 and 2005 was $185 million and $196 million, respectively, or $29.00 and $33.32 per restricted share or right, respectively. The total fair value of Kraft restricted stock and rights vested during the three months ended March 31, 2006 was $115 million. No restricted stock and rights vested at Kraft during the three months ended March 31, 2005.

Note 9. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)

Earnings from continuing operations	$3,477	$2,584
Earnings from discontinued operations		12

Net earnings	$3,477	$2,596

Weighted average shares for basic EPS	2,082	2,061

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	3	4
Stock options	16	16

Weighted average shares for diluted EPS	2,101	2,081

For the quarters ended March 31, 2006 and 2005, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period) was immaterial.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Segment Reporting:

The products of ALG’s subsidiaries include cigarettes and other tobacco products, and food (consisting principally of a wide variety of snacks, beverages, cheese, grocery products and convenient meals). Another subsidiary of ALG, Philip Morris Capital Corporation (“PMCC”), maintains a portfolio of leveraged and direct finance leases. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of domestic tobacco, international tobacco, North American food, international food and financial services.

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

Segment data were as follows:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Net revenues:
Domestic tobacco	$4,323	$4,146
International tobacco	11,801	11,345
North American food	5,643	5,553
International food	2,480	2,506
Financial services	108	68

Net revenues	$24,355	$23,618

Earnings from continuing operations before income taxes, minority interest, and equity earnings, net:
Operating companies income:
Domestic tobacco	$1,116	$1,038
International tobacco	1,967	2,075
North American food	896	910
International food	164	293
Financial services	96	41
Amortization of intangibles	(7)	(4)
General corporate expenses	(153)	(177)

Operating income	4,079	4,176
Interest and other debt expense, net	(243)	(281)

Earnings from continuing operations before income taxes, minority interest, and equity earnings, net	$3,836	$3,895

Items affecting the comparability of results from continuing operations were as follows:

•	Italian Antitrust Charge – As further discussed in Note 11. Contingencies, during the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.

•	Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale to its new distributor in Italy, resulting in a $96 million pre-tax operating companies income benefit for the international tobacco segment.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

•	Losses/Gains on Sales of Businesses – During the first quarter of 2006, operating companies income of the North American food segment included pre-tax losses on sales of businesses of $3 million, related to Kraft’s sale of certain Canadian assets and a small U.S. biscuit brand. During the first quarter of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the sale of Kraft’s U.K. desserts assets.

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

Overview of Tobacco-Related Litigation

Types and Number of Cases

Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, (iv) class action suits alleging that the uses of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and (v) other tobacco-related litigation. Other tobacco-related litigation includes suits by foreign governments seeking to recover damages resulting from the allegedly illegal importation of cigarettes into various jurisdictions, suits by former asbestos manufacturers seeking contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking, and various antitrust suits. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. Plaintiffs’ theories of recovery and the defenses raised in pending smoking and health, health care cost recovery and Lights/Ultra Lights cases are discussed below.

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of May 1, 2006, May 2, 2005 and April 30, 2004, and a page-reference to further discussions of each type of case.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Type of Case	Number of Cases Pending as of May 1, 2006	Number of Cases Pending as of May 2, 2005	Number of Cases Pending as of April 30, 2004	Page References
Individual Smoking and Health Cases (1)	205	235	285	28

Smoking and Health Class Actions and Aggregated Claims Litigation (2)	10	9	9	29

Health Care Cost Recovery Actions	4	7	13	29-33

Lights/Ultra Lights Class Actions	25	22	21	33-35

Tobacco Price Cases	2	2	2	35

Asbestos Contribution Cases	1	1	7	36-37

(1)	Does not include 2,626 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA.

(2)	Includes as one case the aggregated claims of 928 individuals that are proposed to be tried in a single proceeding in West Virginia. In December 2005, the West Virginia Supreme Court of Appeals ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 134 individual smoking and health cases as of May 1, 2006 (Argentina (60), Australia (2), Brazil (56), Chile (4), Israel (1), Italy (5), the Philippines (1), Poland (1), Scotland (1), Spain (2) and Turkey (1)), compared with approximately 115 such cases on May 2, 2005, and approximately 120 such cases on April 30, 2004. In addition, in Italy, 19 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case, and four cases are pending in Finland and one in Israel against defendants that are indemnitees of a subsidiary of PMI.

In addition, as of May 1, 2006, there were three smoking and health putative class actions pending outside the United States against PMI in Brazil (1), Israel (1), and Poland (1) compared with one such case on May 2, 2005, and six such cases on April 30, 2004. Four health care cost recovery actions are pending in Israel (1), Canada (1), France (1) and Spain (1) against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pending and Upcoming Trials

As of May 1, 2006, an estimated three individual smoking and health cases against PM USA are scheduled for trial in 2006. Cases against other tobacco companies are also scheduled for trial through the end of 2006. Trial dates are subject to change.

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

Of the 16 cases in which verdicts were returned in favor of plaintiffs, five have reached final resolution. A $17.8 million verdict against defendants in a health care cost recovery case (including $6.8 million against PM USA) was reversed, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). In October 2004, after exhausting all appeals, PM USA paid $3.3 million (including interest of $285,000) in an individual smoking and health case in Florida (Eastman). In March 2005, after exhausting all appeals, PM USA paid $17 million (including interest of $6.4 million) in an individual smoking and health case in California (Henley). In December 2005, after exhausting all appeals, PM USA paid $328,759 (including interest of $78,259) as its share of the judgment amount and interest in a flight attendant ETS case in Florida (French) and will pay attorneys’ fees yet to be determined. In March 2006, after exhausting all appeals, PM USA paid approximately $82.5 million (including interest of approximately $27 million) in an individual smoking and health case in California (Boeken).

The chart below lists the verdict and post-trial developments in the remaining 11 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	In December 2005, PM USA’s post-trial motions challenging the verdict were denied by the trial court. PM USA has appealed.

October 2004	Florida/ Arnitz	Individual Smoking and Health	$240,000 against PM USA.	PM USA’s appeal is pending.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the state trial court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of May 1, 2006, the amount of prejudgment interest was approximately $400 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. See Scott Class Action below.

November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	PM USA’s appeal is pending.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2003	Illinois/ Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions to dismiss the case against PM USA. See the discussion of the Price case under the heading “Lights/Ultra Lights Cases.”

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damage award. PM USA intends to seek further appellate review.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. If a judgment is entered in this case, PM USA intends to appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million; PM USA and plaintiff have appealed and are awaiting the decision of the Oregon Court of Appeals.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the state trial court and instructed the trial court to order the decertification of the class. Plaintiffs’ motion for reconsideration was denied in September 2003, and plaintiffs petitioned the Florida Supreme Court for further review. In May 2004, the Florida Supreme Court agreed to review the case, and the Supreme Court heard oral arguments in November 2004. See “Engle Class Action” below.

March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiff’s negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims. In May 2006, plaintiff filed an amended consolidated complaint.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion below. (1)

(1)	The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. On February 2, 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $20 million in interest charges related to this case. In February 2006, the Oregon Supreme Court granted PM USA’s motion to stay the issuance of the appellate judgment pending the filing of, and action on, its petition for writ of certiorari to the United States Supreme Court which was filed in March 2006.

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

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of May 1, 2006, PM USA has posted various forms of security totaling approximately $194 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the March 31, 2006 and December 31, 2005 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review and, in May 2004, the Florida Supreme Court agreed to review the case. Oral arguments were heard in November 2004.

Scott Class Action

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of a fund to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. In May 2004, in the second phase of the trial, the jury awarded plaintiffs approximately $590 million against all defendants jointly and severally, to fund a 10-year smoking cessation program. In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. As of May 1, 2006, the amount of prejudgment interest was approximately $400 million. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”) fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.

Smoking and Health Litigation

Overview

Plaintiffs’ allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, nuisance, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state anti-racketeering statutes. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated the injuries caused by their exposure to asbestos. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.

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

A purported smoking and health class action is pending in Brazil. In that case, the trial court has issued an order finding that the action was valid under the Brazilian Consumer Defense Code. The order contemplates a second stage of the case in which individuals are to file their claims. The trial court awarded the equivalent of approximately $350 per smoker per year of smoking for moral damages and has indicated that material damages, if any, will be assessed in a second phase of the case. Defendants appealed and, in March 2006, the 2nd Public Chamber of the Court of Appeals of Sao Paulo ruled that it does not have jurisdiction over the appeal because the case does not involve a matter of public law. The appeal will now be transferred to one of the private chambers of the Court of Appeals of Sao Paulo and assigned to a new judge. The trial court has granted defendants’ motion to stay its decision while the appeal is pending.

Caronia Class Action

In January 2006, plaintiffs brought this putative class action in the United States District Court for the Eastern District of New York on behalf of New York residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs seek the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer.

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

Altria Group, Inc. and Subsidiaries

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

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (“OPMs”), are participating in proceedings that may result in a downward adjustment to the amounts paid by the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OPMs to the states and territories that are parties to the MSA for the year 2003. In March 2006, an independent economics consulting firm jointly selected by the MSA parties issued a final determination that the disadvantages of the MSA were a substantial factor contributing to the OPMs’ loss of market share for 2003. Pursuant to the MSA, a state may avoid any downward adjustment in the OPMs’ payments for 2003 if it establishes in an arbitration proceeding that it diligently enforced its escrow statute in 2003. Notwithstanding these provisions in the MSA, beginning in April 2006, a number of states initiated declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003, and is therefore immune from any downward adjustment to its annual payment for 2003 or future years. The availability and the precise amount of any adjustment may not be finally determined until later in 2006 or 2007. There is no certainty that PM USA will ultimately be entitled to any adjustment as a result of these proceedings. If it does become entitled to an adjustment, such adjustment may be applied as a credit against future payments due from the OPMs.

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

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out which is estimated at approximately $9.4 billion is being paid over 10 years by manufacturers and importers of all tobacco products. The cost is being allocated based on the relative market shares of manufacturers and importers of all tobacco products. The quota buy-out payments offset already scheduled payments to the NTGST. FETRA also obligated manufacturers and importers of tobacco products to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2006 and beyond.

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

There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust and constitutional law. Neither ALG nor PM USA is a defendant in this case. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York Escrow Statute. Additionally, in a suit pending in New York federal court, plaintiffs assert that the statutes enacted by New York and the other states in connection with the MSA violate the Commerce Clause of the United States Constitution. In addition, similar lawsuits have been brought in other states on similar antitrust, Commerce Clause and/or other constitutional theories, including Kentucky, Arkansas, Kansas, Louisiana, Nebraska, Tennessee and Oklahoma, and a similar proceeding has been brought under the provisions of the North American Free Trade Agreement in the United Nations. Neither ALG nor PM USA is a defendant in these cases.

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

In July 2005, the court granted the motion of six organizations to intervene in the case for the limited purpose of being heard on the issue of permissible and appropriate remedies. Those organizations argued that because the government’s proposed final judgment sought remedies more limited than what had been sought earlier in the case, the government no longer adequately represents the interests of those organizations. Those organizations have submitted proposals for remedies in addition to those sought by the government. In September 2005, the trial court granted six motions filed by various organizations for leave to file amicus curiae briefs. Two additional motions remain pending, including a motion for leave to file an amicus curiae brief advocating that as part of any relief granted in the case, the court direct more than $14 billion over the next ten years to various purposes specified in their brief. The parties are awaiting a decision from the trial court.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To date, trial courts in Arizona, Oregon and Washington have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case, which is discussed below. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has stayed further proceedings pending its decision in the Engle case discussed above.

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Ohio (Marrone and Phillipps), Minnesota (Curtis) and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. Developments in these cases include:

•	Aspinall: In August 2004, the Massachusetts Judicial Supreme Court affirmed the class certification order. PM USA’s motion for summary judgment based on the state consumer protection statutory exemption and federal preemption is pending before the trial court.

•	Marrone and Phillipps: In September 2004, an appellate court affirmed the class certification orders, and PM USA sought review by the Ohio Supreme Court. In February 2005, the Ohio Supreme Court accepted the cases for review to determine whether a prior determination has been made by the State of Ohio that the conduct at issue is deceptive such that plaintiffs may pursue private claims.

•	Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a Lights case to federal court based on the federal officer jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiff’s motion to remand the case to state court. Subject to appellate review, the case will now proceed in federal court.

•	Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In September 2005, PM USA removed Craft to federal court based on the Eighth Circuit’s decision in Watson. In March 2006, the federal trial court granted plaintiffs’ motion and remanded the case to the Missouri state trial court. PM USA’s motion for appellate review by the Missouri Supreme Court of the trial court’s class certification decision is pending.

In addition to these cases, plaintiffs’ motion for certification of a nationwide class is pending in a case in the United States District Court for the Eastern District of New York (Schwab). In September 2005, the trial court hearing the Schwab case granted in part defendants’ motion for partial summary judgment dismissing plaintiffs’ claims for equitable relief, and denied a number of plaintiffs’ motions for summary judgment. In November 2005, the trial court hearing the Schwab case ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Also, in December 2005, in the Miner case pending in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. In December, defendants filed a motion to stay plaintiffs’ motion for class certification until the court rules on PM USA’s pending motion to transfer venue to the United States District Court for the Eastern District of Arkansas. This motion was granted in January 2006. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in the Watson case. If the writ is denied, plaintiffs in Miner have consented to the entry of summary judgment in defendants’ favor. In addition, plaintiffs’ motions for class certification are pending in the cases in Georgia, Kansas, New Jersey and New Mexico.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of Altria Group, Inc.) The judge’s order also required PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal on the note, which are due in April 2008, 2009 and 2010. Through March 31, 2006, PM USA paid $2.06 billion of the cash payments due under the judge’s order. (Cash payments into the account are included in other assets on Altria Group, Inc.’s consolidated balance sheets at March 31, 2006 and December 31, 2005.) Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions that the case be dismissed. In January 2006, plaintiffs filed a motion seeking a rehearing from the Illinois Supreme Court. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court. On May 5, 2006, the Illinois Supreme Court denied plaintiffs’ motion for rehearing.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases:  As of May 1, 2006, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. PM USA’s motion for summary judgment is pending before the state trial court in the New Mexico case.

Wholesale Leaders Cases:  In June 2003, certain wholesale distributors of cigarettes filed suit in Tennessee against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending PM USA’s expedited appeal. In January 2004, Tennessee filed a motion to dismiss its complaint, and its complaint was dismissed without prejudice in March 2004. In August 2005, the trial court granted PM USA’s motion for summary judgment, dismissed the case, and dissolved the preliminary injunction. Plaintiffs appealed and in April 2006, the United States Court of Appeals for the Sixth Circuit heard oral argument on plaintiffs’ appeal. A decision by the Court of Appeals is pending.

Consolidated Putative Punitive Damages Cases:  In September 2000, a putative class action (Simon, et al. v. Philip Morris Incorporated, et al. (Simon II)) was filed in the federal district court in the Eastern District of New York that purported to consolidate punitive damages claims in ten tobacco-related actions then pending in

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

federal district courts in New York and Pennsylvania. In September 2002, the court granted plaintiffs’ motion seeking certification of a punitive damages class of persons residing in the United States who smoke or smoked defendants’ cigarettes, and who have been diagnosed by a physician with an enumerated disease from April 1993 through the date notice of the certification of this class is disseminated. The following persons are excluded from the class: (1) those who have obtained judgments or settlements against any defendants; (2) those against whom any defendant has obtained judgment; (3) persons who are part of the Engle class; (4) persons who should have reasonably realized that they had an enumerated disease prior to April 9, 1993; and (5) those whose diagnosis or reasonable basis for knowledge predates their use of tobacco. Defendants petitioned the United States Court of Appeals for the Second Circuit for review of the trial court’s ruling. In May 2005, the Second Circuit vacated the trial court’s class certification order and remanded the case to the trial court for further proceedings. Plaintiffs’ motion for reconsideration was denied, and the time for plaintiffs to petition the United States Supreme Court for further review has expired. In March 2006, the trial court entered judgment in favor of the defendants.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. Currently, one case is pending in California.

Certain Other Actions

Italian Antitrust Case:  During 2001, the competition authority in Italy initiated an investigation into the pricing activities of participants in that cigarette market. In March 2003, the authority issued its findings and imposed fines totaling 50 million euro on certain affiliates of PMI. PMI’s affiliates appealed to the administrative court, which rejected the appeal in July 2003. In December 2003, PMI’s affiliates paid 51 million euro representing the fines and applicable interest to the date of payment. In February 2004, PMI’s affiliates appealed to the supreme administrative court. In April 2006, the supreme administrative court issued an ordinance and partial decision confirming the finding of liability against PMI’s affiliates. The court did not rule on the propriety of the fines imposed, however, but sought guidance on issues related to the fines from the European Court of Justice. Altria Group, Inc. expensed the full amount of the 51 million euro payment ($61 million) in its first quarter 2006 condensed consolidated statement of earnings.

IRS Challenges to PMCC Leases:  The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out transactions and sale-in/lease-out transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, if necessary, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc.

It is not possible to predict the outcome of the litigation pending against ALG and its subsidiaries. Litigation is subject to many uncertainties. As discussed above under “Recent Trial Results,” unfavorable verdicts awarding substantial damages against PM USA have been returned in 16 cases since 1999. Of the 16 cases in which verdicts were returned in favor of plaintiffs, five have reached final resolution. A verdict against defendants in a health care cost recovery case has been reversed and all claims were dismissed with prejudice, and after exhausting all appeals, PM USA paid $3.3 million (including interest of $285,000) in an individual smoking and health case in Florida, $17 million (including interest of $6.4 million) in an individual smoking and health case in California, $328,759 (including interest of $78,259) in a flight attendant ETS case in Florida and approximately $82.5 million (including interest of approximately $27 million) in an individual smoking and health case in California. The remaining 11 cases are in various post-trial stages. It is possible that there could be further adverse developments in these cases and that additional cases could be decided unfavorably. In the event of an adverse trial result in certain pending litigation, the defendant may not be able to obtain a required bond or obtain relief from bonding requirements in order to prevent a plaintiff from seeking to collect a judgment while an adverse verdict is being appealed. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. There have also been a number of adverse legislative, regulatory,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of judges and jurors with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

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

Third-Party Guarantees

At March 31, 2006, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $317 million, of which $288 million have no specified expiration dates. The remainder expire through 2023, with $15 million expiring through March 31, 2007. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $40 million on its condensed consolidated balance sheet at March 31, 2006, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Note 12. Income Taxes:

Altria Group, Inc. accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and in evaluating tax positions. ALG and its subsidiaries establish additional provisions for income taxes when, despite the belief that their tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. Upon the closure of current and future tax audits in various jurisdictions, significant income tax accrual reversals could continue to occur. ALG and its subsidiaries evaluate and potentially adjust these accruals in light of changing facts and circumstances. The consolidated tax provision includes the impact of changes to accruals that are considered appropriate.

The Internal Revenue Service (“IRS”) concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2006. Consequently, in March 2006, Altria Group, Inc. recorded non-cash tax benefits of approximately $1.0 billion, which represent the reversal of tax reserves following the issuance of the RAR. Although there will be no impact to Altria Group, Inc.’s consolidated cash flow, Altria Group, Inc. reimbursed $337 million in cash to Kraft for its portion of the $1.0 billion in tax benefits, as well as pre-tax interest of $46 million. The tax reversal, adjusted for Kraft’s minority interest, resulted in an increase to net earnings and diluted earnings per share of approximately $960 million and $0.46, respectively, for the first quarter of 2006.

Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to certain PMCC leveraged lease transactions. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out transactions and sale-in/lease-out transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, if necessary, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), and its majority-owned (87.6% as of March 31, 2006) subsidiary, Kraft Foods Inc. (“Kraft”), are engaged in the manufacture and sale of various consumer products, including cigarettes and other tobacco products, packaged grocery products, snacks, beverages, cheese and convenient meals. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, ALG had a 28.7% economic and voting interest in SABMiller plc (“SABMiller”) at March 31, 2006. ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.

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

Sampoerna’s financial position and results of operations were fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. During the first quarter of 2006, Sampoerna contributed $136 million of operating income and $61 million of net earnings.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Quarter ended March 31, 2006 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the quarter ended March 31, 2006, from the quarter ended March 31, 2005, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS From Continuing Operations
For the quarter ended March 31, 2005	$2,584	$1.24

2005 Domestic tobacco headquarters relocation charges	1	-
2005 Gains on sales of businesses	(65)	(0.03)
2005 Asset impairment, exit and implementation costs	109	0.05
2005 Tax items	(39)	(0.02)

Subtotal 2005 items	6	-

2006 Italian antitrust charge	(61)	(0.03)
2006 Asset impairment, exit and implementation costs	(125)	(0.06)
2006 Tax items	967	0.46
2006 Losses on sales of businesses	(3)	-

Subtotal 2006 items	778	0.37

Currency	(107)	(0.05)
Change in tax rate	31	0.02
Higher shares outstanding		(0.02)
Operations	185	0.09

For the quarter ended March 31, 2006	$3,477	$1.65

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis. Amounts shown above that relate to Kraft are reported net of the related minority interest impact.

Asset Impairment, Exit and Implementation Costs – In January 2004, Kraft announced a three-year restructuring program. In January 2006, Kraft announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities and the elimination of approximately 14,000 positions. During the quarters ended March 31, 2006 and 2005, Kraft recorded pre-tax charges of $105 million ($62 million after taxes and minority interest) and $76 million ($45 million after taxes and minority interest), respectively, for the restructuring plan, including pre-tax implementation costs of $13 million and $19 million, respectively.

In March 2006, Kraft reached an agreement to sell its pet snacks brand and assets. Kraft incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of the pending sale ($48 million after taxes and minority interest). Upon completion of the transaction, Kraft expects to record additional taxes of approximately $60 million related to the sale. In addition, during the first quarter of 2006, PMI recorded pre-tax exit costs of $2 million ($1 million after taxes) and during the first quarter of 2005, Altria Group, Inc. and PMI recorded pre-tax exit costs totaling $21 million ($12 million after taxes).

In addition, during the first quarter of 2006, Altria Group, Inc. completed its annual review of goodwill and intangible assets, and recorded non-cash pre-tax charges of $24 million ($14 million after taxes and minority interest) related to an intangible asset impairment at Kraft for biscuits assets in Egypt and hot cereal assets in the United States.

During the first quarter of 2005, Kraft incurred a pre-tax asset impairment charge of $93 million ($52 million after taxes and minority interest), relating to the sale of its fruit snacks assets. For further details on the restructuring program or asset impairment, exit and implementation costs, see Note 2 to the Condensed Consolidated Financial Statements and the Food Business Environment section of the following Discussion and Analysis.

Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action. For further details see Note 11 to the Condensed Consolidated Financial Statements.

Gains/Losses on Sales of Businesses – The unfavorable impact is due primarily to the gain on sale of Kraft’s U.K. desserts assets in the first quarter of 2005.

Currency – The unfavorable currency impact is due primarily to the strength of the U.S. dollar versus the euro and Japanese yen.

Income Taxes – Altria Group, Inc.’s income tax rate decreased by 25.6 percentage points to 7.5%. The 2006 tax rate includes approximately $1.0 billion of non-cash tax benefits, representing the reversal of tax reserves after the U.S. Internal Revenue Service (“IRS”) concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The 2006 and 2005 tax rates also include the reversal of tax accruals of $48 million and $56 million, respectively, no longer required at Kraft.

Shares Outstanding – Higher shares outstanding during the quarter ended March 31, 2006, primarily reflects exercises of employee stock options and the impact of stock options outstanding.

Continuing Operations – The increase in results from continuing operations was due primarily to the following:

•	Higher domestic tobacco income, reflecting lower wholesale and retail promotional allowance rates, and higher volume, partially offset by higher ongoing resolution costs, and higher marketing, administration and research costs.

•	Higher international tobacco income, reflecting higher pricing and the impact of acquisitions in Indonesia and Colombia, partially offset by unfavorable volume/mix (including a $96 million benefit in 2005 related to the initial inventory sale to the new distributor in Italy), and higher research and development expenses.

•	Higher international food income, reflecting higher pricing, lower marketing, administration and research costs, and favorable mix, partially offset by lower volume.

•	Higher financial services income, reflecting higher gains from asset sales and higher interest income, partially offset by lower lease revenues.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2006 Forecasted Results – On April 20, 2006, Altria Group, Inc. reaffirmed previously announced projections for 2006 full-year diluted EPS from continuing operations in a range of $5.25 to $5.35. This forecast includes the $0.46 tax benefit recorded in this quarter, as well as approximately $0.36 per share in charges associated with the Kraft restructuring program for the full year, unfavorable currency of $0.14 per share, about $0.10 per share for lower tobacco income in Spain, $0.05 per share due to higher shares outstanding, a $0.05 per share negative impact from Kraft’s sale of its pet snacks brand and assets, which was announced on March 16, 2006, and $0.03 per share in charges related to an Italian antitrust action. It does not include the impact of any future potential acquisitions or divestitures. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 65-68 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Net revenues:
Domestic tobacco	$4,323	$4,146
International tobacco	11,801	11,345
North American food	5,643	5,553
International food	2,480	2,506
Financial services	108	68

Net revenues	$24,355	$23,618

Operating income:
Operating companies income:
Domestic tobacco	$1,116	$1,038
International tobacco	1,967	2,075
North American food	896	910
International food	164	293
Financial services	96	41
Amortization of intangibles	(7)	(4)
General corporate expenses	(153)	(177)

Operating income	$4,079	$4,176

As discussed in Note 10. Segment Reporting, management reviews operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the quarters ended March 31, 2006 and 2005, affected the comparability of statement of earnings amounts.

•	Income Tax Benefit – The Internal Revenue Service (“IRS”) concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. Consequently, in March 2006, Altria Group, Inc. recorded non-cash tax benefits of approximately $1.0 billion, which represent the reversal of tax reserves following the issuance of the RAR. Although there will be no impact to Altria Group, Inc.’s consolidated cash flow, Altria Group, Inc. reimbursed $337 million in cash to Kraft for its portion of the $1.0 billion in tax benefits, as well as pre-tax interest of $46 million. The tax reversal, adjusted for Kraft’s minority interest, resulted in an increase to net earnings and diluted earnings per share of approximately $960 million and $0.46, respectively, for the first quarter of 2006.

•	Italian Antitrust Charge – As further discussed in Note 11. Contingencies, during the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.

•	Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale of 4.0 billion units to its new distributor in Italy, resulting in a $96 million pre-tax operating companies income benefit for the international tobacco segment.

•	Asset Impairment and Exit Costs – For the quarters ended March 31, 2006 and 2005, pre-tax asset impairment and exit costs consisted of the following:

		For the Three Months Ended March 31,
		2006	2005
		(in millions)

Separation program	International tobacco	$2	$3
Separation program	General corporate*		18
Restructuring program	North American food	35	24
Restructuring program	International food	57	33
Asset impairment	North American food	99	93
Asset impairment	International food	11

Asset impairment and exit costs		$204	$171

*	During the quarter ended March 31, 2005, Altria Group, Inc. recorded pre-tax charges of $18 million, primarily related to the streamlining of various corporate functions.

•	Losses/Gains on Sales of Businesses – During the first quarter of 2006, operating companies income of the North American food segment included pre-tax losses on sales of businesses of $3 million, related to Kraft’s sale of certain Canadian assets and a small U.S. biscuit brand. During the first quarter of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the sale of Kraft’s U.K. desserts assets.

Consolidated Results of Operations for the Quarter Ended March 31, 2006

The following discussion compares consolidated operating results for the quarter ended March 31, 2006, with the quarter ended March 31, 2005.

Net revenues, which include excise taxes billed to customers, increased $737 million (3.1%). Excluding excise taxes, net revenues increased $347 million (2.1%), due primarily to increases from both the tobacco and food businesses (including the impact of acquisitions at international tobacco), partially offset by unfavorable currency, and the impact of North American food divestitures.

Operating income decreased $97 million (2.3%), due primarily to the unfavorable impact of currency, the Italian antitrust charge at PMI, higher charges at Kraft for asset impairment and exit costs, and unfavorable comparisons with the first quarter of 2005 when Kraft benefited from gains on sales of businesses and PMI recorded a $96 million benefit from the one-time sale of inventory to its new distributor in Italy. These decreases were partially offset by higher operating results from the tobacco, international food and financial services businesses, including the impact of acquisitions at international tobacco.

Currency movements decreased net revenues by $749 million ($388 million, after excluding the impact of currency movements on excise taxes) and operating income by $163 million. Currency-related decreases in net revenues and operating income were due primarily to the strength versus prior year of the U.S. dollar against the euro and Japanese yen.

Altria Group, Inc.’s tax rate decreased by 25.6 percentage points to 7.5%. The 2006 tax rate includes approximately $1.0 billion of non-cash tax benefits, representing the reversal of tax reserves after the IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 and issued a final RAR on March 15, 2006. The 2006 and 2005 tax rates also include the reversal of tax accruals of $48 million and $56 million, respectively, no longer required at Kraft.

Minority interest in earnings from continuing operations and equity earnings, net, was $70 million of expense for the quarter ended March 31, 2006, compared with $20 million of expense for the quarter ended March 31, 2005. The change primarily reflected Kraft’s higher earnings resulting from its portion of Altria Group, Inc.’s RAR tax adjustment, partially offset by higher restructuring charges and lower minority ownership at Kraft.

Earnings from continuing operations of $3.5 billion increased $893 million (34.6%), due primarily to the reversal of tax reserves, partially offset by lower operating income. Diluted and basic EPS from continuing operations of $1.65 and $1.67, respectively, increased by 33.1% and 33.6%, respectively.

Net earnings of $3.5 billion increased $881 million (33.9%). Diluted and basic EPS from net earnings of $1.65 and $1.67, respectively, increased by 32.0% and 32.5%, respectively.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and abroad, faces a number of challenges that may continue to adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and ALG. These challenges, which are discussed below and in the Cautionary Factors That May Affect Future Results section include:

•	the civil lawsuit, filed by the United States government against various cigarette manufacturers and others, including PM USA and ALG, discussed in Note 11. Contingencies (“Note 11”);

•	a $74 billion punitive damages judgment against PM USA in the Engle smoking and health class action, which has been overturned by a Florida district court of appeal and is currently on appeal to the Florida Supreme Court;

•	a compensatory and punitive damages judgment totaling approximately $10.1 billion against PM USA in the Price Lights/Ultra Lights class action. The Illinois Supreme Court has reversed the trial court’s judgment in favor of the plaintiffs in the Price case and remanded the case to the trial court with instructions that the case be dismissed. However, plaintiffs have filed a motion for rehearing with the Illinois Supreme Court. On May 5, 2006, the Illinois Supreme Court denied plaintiffs’ motion for rehearing;

•	punitive damages verdicts against PM USA in other smoking and health cases discussed in Note 11;

•	pending and threatened litigation and bonding requirements as discussed in Note 11;

•	competitive disadvantages related to price increases in the United States attributable to the settlement of certain tobacco litigation;

•	actual and proposed excise tax increases worldwide as well as changes in tax structures in foreign markets;

•	the sale of counterfeit cigarettes by third parties;

•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations, and the potential assertion of claims, relating to contraband shipments of cigarettes;

•	governmental investigations;

•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;

•	actual and proposed restrictions on imports in certain jurisdictions outside the United States;

•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales;

•	governmental and private bans and restrictions on smoking;

•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking;

•	governmental regulations setting ignition propensity standards for cigarettes; and

•	other actual and proposed tobacco legislation both inside and outside the United States.

In the ordinary course of business, PM USA and PMI are subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Excise Taxes:  Cigarettes are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in cigarette-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the European Union (the “EU”) and in other foreign jurisdictions. In addition, in certain jurisdictions, PMI’s products are subject to discriminatory tax structures and inconsistent rulings and interpretations on complex methodologies to determine excise and other tax burdens.

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

In light of these conclusions, governments and public health organizations have increasingly challenged the use of descriptors — such as “light,” “mild,” and “low tar” — that are based on measurements produced by the standardized test methodologies. For example, the European Commission has concluded that descriptors based on standardized tar and nicotine yield measurements “may mislead the consumer” and has prohibited the use of descriptors. Public health organizations have also urged that descriptors be banned. For example, the Scientific Advisory Committee of the WHO concluded that descriptors such as “light, ultra-light, mild and low tar” are “misleading terms” and should be banned. In 2003, the WHO proposed the Framework Convention on Tobacco Control (“FCTC”), a treaty that requires signatory nations to adopt and implement measures to ensure that descriptive terms do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.” Such terms “may include ‘low tar,’ ‘light,’ ‘ultra-light,’ or ‘mild.’” For a discussion of the FCTC, see below under the heading “The WHO’s Framework Convention on Tobacco Control.” In addition, public health organizations in Canada and the United States have advocated “a complete prohibition of the use of deceptive descriptors such as ‘light’ and ‘mild.’” In July 2005, PMI’s Australian affiliates agreed to refrain from using descriptors in Australia on cigarettes, cigarette packaging and on material intended to be disseminated to the general public in Australia in relation to the marketing, advertising or sale of cigarettes.

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

Tobacco Quota Buy-Out:  In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.4 billion and will be paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost will be allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by four of the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. For a discussion of the NTGST, see Note 11. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2006 and beyond.

Ingredient Disclosure Laws:  Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information. In some jurisdictions, governments have prohibited the use of certain ingredients, and proposals have been discussed to further prohibit the use of ingredients. Under an EU tobacco product directive, tobacco companies are now required to disclose ingredients and toxicological information to each Member State. In implementing the EU tobacco product directive, the Netherlands has issued a decree that would require tobacco companies to disclose the ingredients used in each brand of cigarettes, including quantities used. PMI and others filed an action to contest this decree on the grounds of lack of protection of proprietary information. In December 2005, the District Court of the Hague agreed with the tobacco companies that certain information required to be disclosed under the decree constitutes proprietary trade secrets. However, the court also held that the companies’ interests in protecting their trade secrets must be balanced against the public’s right to information about the ingredients in tobacco products. The court therefore upheld the decree and instructed the government to weigh the public’s interests against the companies’ interests, in implementing the ingredient disclosure requirements in the decree. In March 2006, PMI, the government and others appealed these decisions. Concurrently with pursuing this appeal, PMI is discussing with the relevant authorities the appropriate implementation of the EU tobacco product directive in the Netherlands and throughout the European Union.

Health Effects of Smoking and Exposure to Environmental Tobacco Smoke (“ETS”):  Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion, and use of cigarettes continue to be subject to increasing governmental regulation. Most regulation of ETS exposure to date has been done at the local level through bans in public establishments. However, the state of California is in the process of regulating ETS exposure in the ambient air at the state level. In January 2006, the California Air Resources Board (“CARB”) listed ETS as a toxic contaminant under state law. CARB is now required to consider the adoption of appropriate control measures utilizing “best available control technology” in order to reduce public exposure to ETS in outdoor air to the “lowest level achievable.”

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

PM USA and PMI each have established websites that include, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and ETS. These sites reflect PM USA’s and PMI’s agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The websites advise smokers, and those considering smoking, to rely on the messages of public health authorities in making all smoking-related decisions. The website addresses are www.philipmorrisusa.com and www.philipmorrisinternational.com. The information on PMI’s and PM USA’s websites is not, and shall not be deemed to be, a part of this document or incorporated into any filings ALG makes with the Securities and Exchange Commission.

The WHO’s Framework Convention on Tobacco Control (“FCTC”):  The FCTC entered into force on February 27, 2005. As of May 1 2006, the FCTC had been signed by 168 countries and the EU, ratified by 124 countries and confirmed by the EU. The FCTC is the first treaty to establish a global agenda for tobacco regulation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product advertising and promotion; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that may include the use of pictures or graphic images; adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers.

Each country that ratifies the treaty must implement legislation reflecting the treaty’s provisions and principles. While not agreeing with all of the provisions of the treaty, such as a complete ban on tobacco advertising, excessive excise tax increases and the promotion of litigation, PM USA and PMI have expressed hope that the treaty will lead to the implementation of meaningful, effective and coherent regulation of tobacco products around the world.

Reduced Cigarette Ignition Propensity Legislation:  Effective June 28, 2004, all cigarettes sold or offered for sale in New York are required to meet certain reduced ignition propensity standards established in regulations issued by the New York State Office of Fire Prevention and Control. California, Vermont and Illinois have each passed legislation requiring cigarettes sold in their state to meet the same reduced cigarette ignition propensity standard. The Vermont law takes effect on May 1, 2006 and the California law on January 1, 2007. In Illinois, the legislation has been passed by the state legislature and is awaiting the Governor’s signature. If it is signed by the Governor, it will be effective on January 1, 2008. Reduced cigarette ignition propensity legislation is being considered in several other states, at the federal level, and in jurisdictions outside the United States. Similar legislation has been passed in Canada and took effect on October 1, 2005.

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

It is not possible to predict what, if any, additional governmental legislation or regulations will be enacted or implemented relating to the manufacturing, advertising, sale or use of cigarettes, or the tobacco industry generally. It is possible, however, that legislation or regulation could be enacted or implemented in the United States and in other countries and jurisdictions that might materially affect the business, volume, results of operations and cash flows of PM USA or PMI and ultimately their parent, ALG.

Governmental Investigations:  From time to time, ALG and its subsidiaries are subject to governmental investigations on a range of matters, including the one discussed below.

Canada:	ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of ALG entities relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s.

ALG and its subsidiaries cannot predict the outcome of this investigation or whether additional investigations may be commenced.

Cooperation Agreement between PMI and the European Commission:  In July 2004, PMI entered into an agreement with the European Commission (acting on behalf of the European Community) and 10 Member States of the EU that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. Subsequently, 8 additional Member States have signed the agreement. The agreement resolves all disputes between the European Community and the 18 Member States that signed the agreement, on the one hand, and PMI and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years. In the second quarter of 2004, PMI recorded a pre-tax charge of $250 million for the initial payment. The agreement calls for payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary, and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the EU in the year preceding payment. PMI will record these payments as an expense in cost of sales when product is shipped.

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

Operating Results – Three Months Ended March 31, 2006

The following discussion compares tobacco operating results for the quarter ended March 31, 2006, with the quarter ended March 31, 2005.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2006	2005	2006	2005
	(in millions)
Domestic tobacco	$4,323	$4,146	$1,116	$1,038
International tobacco	11,801	11,345	1,967	2,075

Total tobacco	$16,124	$15,491	$3,083	$3,113

Domestic tobacco.  PM USA’s net revenues, which include excise taxes billed to customers, increased $177 million (4.3%). Excluding excise taxes, net revenues increased $167 million (5.1%), due primarily to lower wholesale and retail promotional allowance rates ($110 million) and higher volume ($54 million).

Operating companies income increased $78 million (7.5%), due primarily to lower wholesale and retail promotional allowance rates, net of higher ongoing resolution costs (aggregating $66 million) and higher volume ($37 million), partially offset by higher marketing, administration and research costs ($31 million).

PM USA’s shipment volume was 43.3 billion units, an increase of 1.2%, but was estimated to be essentially flat when adjusted for one more shipping day versus the first quarter of 2005. In the premium segment, PM USA’s shipment volume increased 1.6%. Marlboro shipment volume increased 0.8 billion units (2.3%) to 35.4 billion units. In the discount segment, PM USA’s shipment volume decreased 2.9%, while Basic shipment volume was down 2.3% to 3.4 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Three Months Ended March 31,
	2006	2005
Marlboro	40.4%	39.8%
Parliament	1.8	1.7
Virginia Slims	2.3	2.3
Basic	4.2	4.3

Focus on Four Brands	48.7	48.1
Other	1.7	1.9

Total PM USA	50.4%	50.0%

PM USA reduced its wholesale promotional allowance on its Focus on Four brands by $0.50 per carton, from $5.50 to $5.00, effective December 19, 2005. In addition, effective December 27, 2005, PM USA increased the price of its other brands by $2.50 per thousand cigarettes or $0.50 per carton.

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

International tobacco. International tobacco net revenues, which include excise taxes billed to customers, increased $456 million (4.0%). Excluding excise taxes, net revenues increased $76 million (1.5%), due primarily to the impact of acquisitions ($371 million) and price increases ($146 million), partially offset by unfavorable currency ($293 million) and unfavorable volume/mix ($148 million).

Operating companies income decreased $108 million (5.2%), due primarily to unfavorable volume/mix ($224 million, including the 2005 benefit of $96 million from the inventory sale in Italy), unfavorable currency ($156 million), the Italian antitrust charge ($61 million) and higher marketing, administration and research costs ($30 million), partially offset by price increases and cost savings ($215 million) and the impact of acquisitions ($146 million).

PMI’s cigarette volume of 210.2 billion units increased 9.3 billion units (4.6%), due to the favorable impact of acquisitions in Indonesia and Colombia, coupled with gains in Argentina, Egypt, France, the Philippines, Russia, Turkey and Ukraine, partially offset by declines in Japan (reflecting the prior-year Marlboro inventory build-up in anticipation of the expiration of the Marlboro license in April 2005), Spain (due to lower share and lower total consumption), worldwide duty-free (due to timing of shipments and lower travel allowances in Turkey) and the impact of the inventory sale to a new distributor in Italy during the first quarter of 2005. Excluding acquisitions, as well as the 2005 inventory sale in Italy and Marlboro inventory build-up in Japan, PMI’s cigarette shipment volume was essentially flat. PMI’s total tobacco volume, which included 2.3 billion cigarette equivalent units of other tobacco products, grew 5.0%.

In the European Union, PMI’s cigarette volume decreased 11.9%. Excluding the inventory sale in Italy, PMI’s volume decreased 6.8% in the European Union due largely to declines in Spain and Germany.

In Germany, PMI’s total tobacco volume (which includes other tobacco products) increased 3.1%; however, PMI’s cigarette volume declined 6.5%. The total cigarette market decreased 9.8% affected by the September 2005 tax-driven price increase. PMI’s cigarette market share increased 0.7 share points to 37.1%, driven by the L&M price repositioning in January 2006 and the growth of Next. PMI captured a 19.1% share of the German tobacco portions segment, driven by Next and f6 tobacco portions. During the fourth quarter of 2005, the European Court of Justice ruled that the German government’s favorable tax treatment of tobacco portions was against EU law. Accordingly, tobacco portions manufactured as of April 1, 2006, now incur the same excise tax as that levied on cigarettes. Existing stocks of tobacco portions are expected to remain in the market through the third quarter of this year.

In Spain, the total cigarette market was down 4.3%, due primarily to the impact of a new tobacco law implemented on January 1, 2006. PMI’s shipment volume decreased 18.0%, reflecting increased consumer down-trading to the low-price segment. As a result of growing price gaps, PMI’s market share in Spain declined 4.1 share points to 32.6%, with a pronounced product mix deterioration. On January 21, 2006, the Spanish government raised excise taxes on cigarettes, which would have resulted in even larger price gaps if the tax increase had been passed on to consumers. Accordingly, PMI reduced its cigarette prices on January 26, 2006 to restore the competitiveness of its brands. Late in February the Spanish government again raised the level of excise taxes, but also established a minimum excise tax, following which PMI raised its prices back to prior levels. While the introduction of a minimum excise tax effectively raises the floor price of the cheapest brands, it still permits these brands to maintain sizeable price gaps, and consequently PMI expects full-year income in Spain to be significantly lower in 2006 than 2005.

In Italy, the total cigarette market rose 3.6% versus a low base in the first quarter of 2005, when it was adversely impacted by the compounding effect of the January 2005 smoking ban and the December 2004 tax-driven price increase. PMI’s shipment volume in Italy decreased 28.8%, reflecting the one-time inventory sale in 2005, the timing of shipments and distributor inventory movements. Excluding the one-time inventory sale, cigarette shipment volume in Italy declined 7.6%. However, market share in Italy increased 1.1 share points to 53.3%, driven by Marlboro.

In France, shipment volume increased 12.0% and market share increased 1.1 share points to 42.6%, reflecting the strong performance of Marlboro and Philip Morris brands.

In Eastern Europe, Middle East and Africa, volume increased 5.3%, due to gains in Egypt, Russia, Turkey and Ukraine, partially offset by declines in Romania and Saudi Arabia. Higher shipments in Ukraine and Egypt reflect improved economic conditions. In Russia, shipments were up 11.0%, due largely to favorable distributor inventory movements, while market share was down 0.4 points to 26.8%. In Turkey, shipments increased 4.9% and market share increased 5.5 points to 43.6%, fueled by the growth of Parliament, Lark and Muratti.

In Asia, volume increased 30.2% due primarily to the acquisition of Sampoerna in Indonesia. Excluding the acquisition in Indonesia, volume in Asia was down 4.8%, due primarily to the 2005 Marlboro inventory build-up before the return of the license in Japan and a decline in Thailand, partially offset by gains in the Philippines and Korea.

In Latin America, volume increased 19.1%, due primarily to the acquisition in Colombia. Excluding the acquisition in Colombia, volume was up 3.7% in Latin America due primarily to higher shipments in Argentina.

PMI achieved market share gains in a number of important markets, including Australia, Belgium, France, Germany, Indonesia, Italy, the Netherlands, Turkey and Ukraine.

Volume for Marlboro cigarettes decreased 6.5%, due primarily to the inventory sale in Italy and the inventory build-up before the return of the Marlboro license in Japan, which both occurred in 2005. Excluding the gains in Italy and Japan, Marlboro cigarette volume was down 0.6%, due primarily to declines in Germany, Spain and worldwide duty-free, partially offset by gains in France, Japan, the Philippines and Russia. Marlboro market share increased in many important markets, including Australia, France, Greece, Italy, Japan, Mexico, the Netherlands, Russia, Saudi Arabia, Switzerland, Thailand and Ukraine.

As discussed in Note 6. Acquisitions, in 2005 PMI acquired 98% of the outstanding shares of Sampoerna, an Indonesian tobacco company.

PMI’s license agreement with Japan Tobacco Inc. for the manufacture and sale of Marlboro cigarettes in Japan was not renewed when the agreement expired in April 2005. PMI has undertaken the manufacture and merchandising of Marlboro and has expanded its field force and vending machine infrastructure in Japan.

In December 2005, the China National Tobacco Corporation (“CNTC”) and PMI reached agreement on the licensed production in China of Marlboro and the establishment of an international joint venture between China National Tobacco Import and Export Group Corporation (“CNTIEGC”), a wholly owned subsidiary of CNTC, and PMI. PMI and CNTIEGC will each hold 50% of the shares of the joint venture company, which will be based in Lausanne, Switzerland. Following its establishment, the joint venture company will offer consumers a comprehensive portfolio of Chinese heritage brands globally, expand the export of tobacco products and tobacco materials from China, and explore other business development opportunities. It is expected that the production and sale of Marlboro cigarettes under license in China and the sale of Chinese style brands in selected international markets through the joint venture company will commence in the second half of 2006. The agreements will not result in a material impact on PMI’s financial results.

Food

Business Environment

Kraft manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two units, Kraft North America Commercial (“KNAC”) and Kraft International Commercial (“KIC”). KNAC represents the North American food segment (United States and Canada) and KIC represents the international food segment.

KNAC and KIC are subject to a number of challenges that may adversely affect their businesses. These challenges, which are discussed below and in Cautionary Factors That May Affect Future Results section include:

•	fluctuations in commodity prices;

•	movements of foreign currencies;

•	competitive challenges in various products and markets, including price gaps with competitor products and the increasing price-consciousness of consumers;

•	a rising cost environment and the limited ability to increase prices;

•	a trend toward increasing consolidation in the retail trade and consequent pricing pressure and inventory reductions;

•	a growing presence of discount retailers, primarily in Europe, with an emphasis on private label products;

•	changing consumer preferences, including diet trends;

•	competitors with different profit objectives and less susceptibility to currency exchange rates; and

•	concerns and/or regulations regarding food safety, quality and health, including genetically modified organisms, trans-fatty acids and obesity. Increased government regulation of the food industry could result in increased costs to Kraft.

Fluctuations in commodity costs can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns. During the first quarter of 2006, Kraft’s commodity costs on average have been higher than those incurred in the first quarter of 2005 (most notably higher coffee, energy and packaging costs, partially offset by lower cheese and meat costs) and have adversely affected earnings. For the first quarter of 2006, Kraft’s commodity costs were approximately $100 million higher than the first quarter of 2005.

In the ordinary course of business, Kraft is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Kraft or customer incentive programs and pricing actions, customer inventory programs, Kraft’s initiatives to improve supply chain efficiency, the financial condition of customers and general economic conditions. For instance, changes in the timing of the Easter holiday will often affect first and second quarter comparisons to prior year. While the timing of Easter negatively affected the first quarter of 2006 comparisons for certain of Kraft’s businesses, total results for Kraft were not affected as the negative impact of Easter timing was substantially offset by the effect of last year’s 53rd week shifting the start of the first quarter by one week.

In January 2004, Kraft announced a three-year restructuring program (which is discussed further in Note 2. Asset Impairment and Exit Costs) with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, Kraft announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities, the elimination of approximately 14,000 positions and cumulative annualized cost savings at the completion of the program of approximately $1.15 billion. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring program charges during 2006 are expected to be approximately $1.3 billion. Total pre-tax restructuring program charges incurred in the first quarters of 2006 and 2005, were $105 million and $76 million, respectively. Total pre-tax restructuring charges for the program incurred from January 2004 through March 31, 2006 were $1.043 billion and specific programs announced will result in the elimination of approximately 6,800 positions. Approximately 60% of the pre-tax charges are expected to require cash payments.

In addition, Kraft expects to incur approximately $575 million in capital expenditures to implement the restructuring program. From January 2004 through March 31, 2006, Kraft spent approximately $154 million in capital, including $10 million spent in first quarter of 2006, to implement the restructuring program. Cumulative annualized cost savings as a result of the restructuring program were approximately $258 million through 2005, and are anticipated to reach approximately $560 million by the end of 2006, all of which are expected to be used to support brand-building initiatives. Cost savings in the first quarter of 2006, as a result of the restructuring program, totaled approximately $100 million, an increase of approximately $50 million versus the first quarter of 2005.

In April 2006, Kraft announced a seven-year, $1.7 billion agreement to receive information technology services from Electronic Data Systems (EDS). The agreement, which includes data centers, web hosting, telecommunications and IT workplace services, begins on June 1, 2006. Pursuant to the agreement, approximately 670 employees, who provide certain IT support to Kraft, are expected to transition to EDS. As a result, Kraft will recognize asset impairment and implementation costs, which will be expensed as part of Kraft’s previously announced restructuring program.

One element of Kraft’s growth strategy is to strengthen its brand portfolio and/or expand its geographic reach through a disciplined program of selective acquisitions and divestitures. Kraft is constantly reviewing potential acquisition candidates and from time to time sells businesses that are outside its core categories or that do not meet its growth or profitability targets. The impact of any future acquisition or divestiture could have a material impact on Altria Group, Inc.’s consolidated financial position, results of operations or cash flows, and future sales of businesses could in some cases result in losses on sale.

As previously discussed, Kraft sold substantially all of its sugar confectionery business in June 2005 for pre-tax proceeds of approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings.

During the first quarter of 2006, Kraft sold certain Canadian assets and a small U.S. biscuit brand. In recognition of these sales, Kraft incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005. During the first quarter of 2005, Kraft sold its U.K. desserts assets and its U.S. yogurt brand. The aggregate proceeds received from the sales of businesses in the first quarter of 2006 and 2005 were $88 million and $190 million, respectively, on which pre-tax losses of $3 million and pre-tax gains of $116 million, respectively, were recorded.

In March 2006, Kraft announced an agreement to sell its pet snacks brand and assets for $580 million. The transaction is subject to regulatory approval. Kraft incurred a pre-tax asset impairment charge of $86 million during the first quarter of 2006 in recognition of this pending sale. Upon completion of the transaction, Kraft expects to record additional taxes of approximately $60 million related to the sale.

During the second quarter of 2005, Kraft sold its fruit snacks assets and incurred a pre-tax asset impairment charge in the first quarter of 2005 of $93 million in recognition of this sale.

In April 2006, Kraft announced an agreement to sell its industrial coconut assets. The transaction is expected to close in the second quarter of 2006.

The operating results of businesses sold, excluding Kraft’s sugar confectionery business, in the aggregate, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Operating Results – Three Months Ended March 31, 2006

The following discussion compares food operating results for the quarter ended March 31, 2006, with the quarter ended March 31, 2005.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2006	2005	2006	2005
	(in millions)
North American food	$5,643	$5,553	$896	$910
International food	2,480	2,506	164	293

Total food	$8,123	$8,059	$1,060	$1,203

North American food.  Net revenues increased $90 million (1.6%), due primarily to favorable volume/mix ($125 million), higher net pricing ($49 million, reflecting commodity-driven price increases, partially offset by increased promotional spending) and favorable currency ($24 million), partially offset by the impact of divestitures ($108 million). Revenue growth reflects volume growth in meats and snacks, and commodity-based price increases.

Operating companies income decreased $14 million (1.5%), due primarily to higher commodity costs, net of higher pricing ($40 million), higher pre-tax charges for asset impairment and exit costs ($17 million, including an $86 million asset impairment charge in 2006 related to the pending sale of Kraft’s pet snacks brand and assets, and a $93 million asset impairment charge in 2005 related to the sale of Kraft’s fruit snacks assets), unfavorable fixed manufacturing costs ($7 million) and the impact of divestitures ($5 million), partially offset by lower marketing, administration and research costs ($27 million), favorable volume/mix ($19 million), lower implementation costs associated with the restructuring program ($7 million) and favorable currency ($5 million).

Volume decreased 5.3%, due primarily to Kraft’s divestitures of its Canadian grocery assets, U.S. yogurt brand and fruit snacks assets, and the discontinuation of certain ready-to-drink product lines. Excluding divestitures, volume decreased 0.9%, due primarily to a decline in beverage shipments. In Beverages, volume decreased due to the discontinuation of certain ready-to-drink product lines, particularly in Canada, and the increased frequency of competitor promotional activity on mainstream coffee brands, partially offset by growth in premium coffee. Volume in Cheese & Dairy declined, due primarily to lower shipments of process cheese, recipe cheese and cream cheese, due to the timing shift in Easter shipments, partially offset by gains in natural cheese. In Convenient Meals, volume increased, driven by higher meat shipments (primarily cold cuts, lunch combinations and hot dogs), partially offset by lower shipments of dinners due to competitive promotional activity. In Grocery, volume declined due primarily to the impact of divestitures and the timing shift in Easter shipments. Snacks volume increased driven by gains in biscuits, bars and snack nuts.

International food.  Net revenues decreased $26 million (1.0%), due primarily to unfavorable currency ($119 million) and the impact of divestitures ($17 million), partially offset by higher pricing, net of increased promotional spending ($83 million) and favorable volume/mix ($27 million). In the European Union, unfavorable currency negatively impacted all sectors, partially offset by commodity-based coffee pricing. In Developing Markets, Oceania & North Asia, net revenues increased, driven by market growth in Russia and Ukraine, higher shipments in the Middle East and Brazil, and higher pricing across much of the portfolio.

Operating companies income decreased $129 million (44.0%), due primarily to gains on sales of businesses in 2005 ($116 million), higher pre-tax charges for asset impairment and exit costs ($35 million), unfavorable currency ($12 million) and higher marketing, administration and research costs ($12 million), partially offset by higher pricing, net of unfavorable costs ($38 million) and favorable volume/mix ($12 million).

Volume decreased 2.1%, due primarily to lower coffee shipments in the European Union and the impact of the divestiture of the U.K. desserts assets.

In the European Union, volume decreased, due primarily to lower coffee shipments and the divestiture of the U.K. desserts assets in the first quarter of 2005. In Coffee, volume declined due to market softness across

Europe, share loss to retailer brands and trade inventory reductions. Grocery volume declined due to the divestiture of the U.K. desserts assets. In Cheese & Dairy, volume decreased due to lower promotions in Germany and the timing of customer negotiations in Italy. Confectionery volume declined due to increased competition from retailer brands, partially offset by new product launches. Convenient meals volume was down slightly due to lower promotional activity in Germany.

Volume was essentially unchanged in Developing Markets, Oceania & North Asia, as growth in Eastern Europe and the Middle East was offset by lower volume in Asia Pacific. Snacks volume increased due primarily to market growth in Russia and Ukraine, and higher shipments in Brazil due to improved price gaps in biscuits. In Beverages, coffee volume increased, benefiting from growth in Russia, Ukraine and Romania, and refreshment beverages volume increased in Brazil due to category growth. Grocery volume declined due to lower shipments in Brazil and product rationalization in Venezuela. In Cheese and Dairy, volume declined in Asia Pacific, partially offset by higher shipments in the Middle East.

Financial Services

Business Environment

In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the first quarter of 2006 and 2005, PMCC received proceeds from asset sales of $170 million and $29 million, respectively, and recorded gains of $58 million and $2 million, respectively, in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major United States passenger carriers. At March 31, 2006, $1.9 billion of PMCC’s finance asset balance related to aircraft. Two of PMCC’s aircraft lessees, Delta Air Lines, Inc. (“Delta”) and Northwest Airlines, Inc. (“Northwest”) are currently under bankruptcy protection and a third lessee, United Air Lines, Inc. (“United”) exited bankruptcy on February 1, 2006. In addition, PMCC leases one natural gas-fired power plant to an indirect subsidiary of Calpine Corporation (“Calpine”). Calpine is currently operating under bankruptcy protection. PMCC is not recording income on any of these leases and should a lease rejection or foreclosure occur, it would also result in the write-off of the finance asset balance against PMCC’s Allowance for Losses (“allowance”) and the acceleration of tax payments on these leases. At March 31, 2006, PMCC’s finance asset balance for these lessees was as follows:

•	Delta – PMCC’s leveraged leases with Delta for six Boeing 757, nine Boeing 767, as well as, four McDonnell Douglas (MD-88) aircraft total $257 million. As a result of the Delta bankruptcy, PMCC is at risk of having its interest in these aircraft foreclosed upon by the lenders under the leveraged leases.

•	Northwest – PMCC’s leveraged leases for five British Aerospace RJ85 (“RJ85”) aircraft and three Airbus A-320 aircraft total $30 million and $32 million, respectively. Northwest has reached an agreement with the lender for the RJ85’s that will result in the foreclosure of PMCC’s interests in these aircraft over the remainder of the year, one of which was foreclosed in April 2006. PMCC is also at risk of having its interests in the Airbus A-320 aircraft foreclosed upon by the lenders under the leveraged leases. In addition, ten Airbus A-319 aircraft previously financed under leveraged leases with Northwest were sold during the quarter. The aggregate finance asset balance for these Airbus A-319 leases was previously written off against the allowance in the fourth quarter of 2005.

•	United – PMCC’s single investor leases with United for 18 Boeing 757 aircraft, which were assumed upon United’s emergence from bankruptcy, total $416 million. PMCC’s leveraged leases for an additional six aircraft were not assumed and therefore charged to the allowance. Foreclosure on these six aircraft is expected in 2006.

•	Calpine – PMCC’s leveraged lease for one 750 megawatt (“MW”) natural gas-fired power plant (located in Pasadena, Texas) totals $60 million. This lessee was not included as part of the recent bankruptcy filing of Calpine, but PMCC remains at risk of having its interest in this plant foreclosed upon by the lenders under the leveraged lease. Leases of two 265 MW natural gas-fired power plants (located in Tiverton, Rhode Island, and Rumford, Maine) were rejected during the first quarter of 2006 and charged against the allowance. Foreclosure on these two plants is expected in 2006.

At March 31, 2006, PMCC’s allowance for losses was $407 million. During the quarter, PMCC took charges to its allowance for losses in the amount of $189 million related to United and Calpine as described above. At March 31, 2006, the projected foreclosures on Northwest, United and Calpine in 2006 will result in the acceleration of tax payments of approximately $125 million. It is possible that adverse developments in the airline or other industries may require PMCC to increase its allowance for losses.

The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out transactions and sale-in/lease-out transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, if necessary, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc.

Operating Results

	2006	2005
	(in millions)
Net revenues:
Quarter ended March 31,	$108	$68

Operating companies income:
Quarter ended March 31,	$96	$41

PMCC’s net revenues for the quarter ended March 31, 2006 increased $40 million (58.8%) from the comparable period in 2005, due primarily to higher gains from asset management activity. PMCC’s operating companies income for the quarter ended March 31, 2006 increased $55 million (100.0+%) from the quarter ended March 31, 2005 due primarily to higher gains from asset management activity and lower interest expense.

Financial Review

Net Cash Used in Operating Activities

During the first quarter of 2006, net cash used in operating activities was $691 million compared with $483 million during the comparable 2005 period. The increase in cash used in operating activities was due primarily to a higher use of cash to fund working capital and the timing of payments related to escrow bond deposits for the Price domestic tobacco case, which was made in March of 2006 and in April of 2005, partially offset by lower pension plan contributions and higher earnings from continuing operations. The change in working capital is due largely to increases in PMI’s finished goods inventories, principally production in advance of excise tax increases on cigarettes in the Czech Republic and tobacco portions in Germany, as well as seasonal inventory builds at Kraft.

Net Cash Used in Investing Activities

One element of the growth strategy of ALG’s subsidiaries is to strengthen their brand portfolios and/or expand their geographic reach through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time Kraft sells businesses that are outside its core categories or that do not meet its growth or profitability targets. The impact of future acquisitions or divestitures could have a material impact on Altria Group, Inc.’s consolidated cash flows, and future sales of businesses could in some cases result in losses on sale.

During the first quarter of 2006, net cash used by investing activities was $96 million, compared with $1.6 billion during the first quarter of 2005. The decrease in cash used was due primarily to the purchase of 40% of the outstanding shares of Sampoerna in the first quarter of 2005.

Net Cash Used in/Provided by Financing Activities

During the first quarter of 2006, net cash used in financing activities was $3.0 billion, compared with $600 million net cash provided by financing activities during the first quarter of 2005. The change was due primarily to lower short-term borrowings in the first quarter of 2006, a decreased level of stock options exercised, higher dividends paid on Altria Group, Inc. common stock and an increase in share repurchases at Kraft.

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

As discussed in Note 6. Acquisitions, the purchase price of the Sampoerna acquisition was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility and a euro 2.0 billion five-year revolving credit facility. These facilities, which are not guaranteed by ALG, require PMI to maintain an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio of not less than 3.5 to 1.0. At March 31, 2006, PMI’s ratio calculated in accordance with the agreement was 36.4 to 1.0.

In March 2006, ALG negotiated a new 364-day revolving credit facility in the amount of $1.0 billion, which expires on March 30, 2007, and replaces ALG’s 364-day facility which was to expire on April 14, 2006. In addition, ALG maintains a multi-year credit facility in the amount of $4.0 billion, which expires in April 2010. The ALG facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreements, of not less than 2.5 to 1.0. At March 31, 2006, the ratio calculated in accordance with the agreements was 9.9 to 1.0.

Kraft maintains a multi-year revolving credit facility, which is for its sole use, in the amount of $4.5 billion, which expires in April 2010 and requires the maintenance of a minimum net worth of $20.0 billion. At March 31, 2006, Kraft’s net worth was $30.0 billion.

ALG, PMI and Kraft expect to continue to meet their respective covenants. These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral. The multi-year facilities enable the respective companies to reclassify short-term debt on a long-term basis.

At March 31, 2006, $1.2 billion of short-term borrowings that PMI expects to remain outstanding at March 31, 2007, were reclassified as long-term debt.

At March 31, 2006, credit lines for ALG, Kraft and PMI, and the related activity were as follows (in billions of dollars):

ALG	March 31, 2006
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

364-day	$1.0	$-	$-	$1.0
Multi-year	4.0			4.0

	$5.0	$-	$-	$5.0

Kraft	March 31, 2006
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

Multi-year	$4.5	$-	$0.7	$3.8

PMI	March 31, 2006
Type	Credit Lines	Amount Drawn	Lines Available

euro 2.5 billion, 3-year term loan	$3.0	$3.0	$-
euro 2.0 billion, 5-year revolving credit	2.4	0.4	2.0

	$5.4	$3.4	$2.0

In addition to the above, certain international subsidiaries of ALG and Kraft maintain credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.2 billion for ALG subsidiaries (other than Kraft) and approximately $1.3 billion for Kraft subsidiaries, are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $1.0 billion at March 31, 2006.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $23.4 billion and $23.9 billion at March 31, 2006 and December 31, 2005, respectively. Total consumer products debt was $21.4 billion and $21.9 billion at March 31, 2006 and December 31, 2005, respectively. Total consumer products debt includes third-party debt in Kraft’s condensed consolidated balance sheet of $10.8 billion and $10.5 billion at March 31, 2006 and December 31, 2005, respectively, and PMI third-party debt of $4.5 billion and $4.9 billion at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.56 and 0.61, respectively. The ratio of total debt to total equity was 0.61 and 0.67 at March 31, 2006 and December 31, 2005, respectively.

ALG does not guarantee the debt of Kraft or PMI.

Guarantees – As discussed in Note 11, at March 31, 2006, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $317 million, of which $288 million have no specified expiration dates. The remainder expire through 2023, with $15 million expiring by March 31, 2007. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $40 million on its condensed consolidated balance sheet at March 31, 2006, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2006, subsidiaries of ALG were also contingently liable for $2.3 billion of guarantees related to their own performance, consisting of the following:

•	$2.0 billion of guarantees of excise tax and import duties related primarily to international shipments of tobacco products. In these agreements, a financial institution provides a guarantee of tax payments to the respective governments. PMI then issues a guarantee to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s condensed consolidated balance sheet.

•	$0.3 billion of other guarantees related to the tobacco and food businesses.

Although Altria Group, Inc.’s guarantees of its own performance are frequently short-term in nature, the short-term guarantees are expected to be replaced, upon expiration, with similar guarantees of similar amounts. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Payments Under State Settlement and Other Tobacco Agreements – As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States and also entered into a trust agreement to provide certain aid to United States tobacco growers and quota holders, but PM USA’s obligations under this trust have now been eliminated by the obligations imposed on PM USA by FETRA. During 2004, PMI entered into a cooperation agreement with the European Community. Each of these agreements calls for payments that are based on variable factors, such as cigarette volume, market shares and inflation. PM USA and PMI account for the cost of these agreements as a component of cost of sales as product is shipped.

As a result of these agreements and the enactment of FETRA, PM USA and PMI recorded the following amounts in cost of sales (in millions):

	For the Three Months Ended March 31,
	2006	2005
PM USA	$1,179	$1,141
PMI	26	39

Total	$1,205	$1,180

Based on current agreements and current estimates of volume and market share, the estimated amounts that PM USA and PMI may charge to cost of sales under these agreements will be approximately as follows (in billions):

	PM USA		PMI		Total
2006	$5.0		$0.1		$5.1
2007	5.6		0.1		5.7
2008	5.8		0.1		5.9
2009	5.8		0.1		5.9
2010	5.9		0.1		6.0
2011 to 2016	5.9	annually	0.1	annually	6.0	annually
Thereafter	6.1	annually			6.1	annually

The estimated amounts charged to cost of sales in each of the years above would generally be paid in the following year. As previously stated, the payments due under the terms of these agreements are subject to adjustment for several factors, including cigarette volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The amounts shown in the table above are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 11. Contingencies “Settlements of Health Care Cost Recovery Litigation” for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the year 2003.

Litigation Escrow Deposits – As discussed in Note 11, in connection with obtaining a stay of execution in May 2001 in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the March 31, 2006 and December 31, 2005 condensed consolidated balance sheets as other assets. These amounts will be returned to PM USA should it prevail in its appeal of the case. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

In addition, in connection with obtaining a stay of execution in the Price case, PM USA placed a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA into an escrow account with an Illinois financial institution. Since this note is the result of an intercompany financing arrangement, it does not appear on the condensed consolidated balance sheet of Altria Group, Inc. In addition, PM USA agreed to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of the principal of the note which are due in equal installments in April 2008, 2009 and 2010. Through March 31, 2006, PM USA made $2.06 billion in cash deposits due under the judge’s order. Cash deposits into the account are included in other assets on the condensed consolidated balance sheet. If PM USA prevails on appeal, the escrowed note and all cash deposited with the court will be returned to PM USA, with accrued interest less administrative fees payable to the court.

With respect to certain adverse verdicts and judicial decisions currently on appeal, other than the Engle and the Price cases discussed above, as of March 31, 2006, PM USA has posted various forms of security totaling approximately $194 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

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

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005. At March 31, 2006, PMCC’s net finance receivable of $6.9 billion in leveraged leases, which is included in the line item on Altria Group, Inc.’s condensed consolidated balance sheet of finance assets, net, consists of rents receivable ($23.0 billion) and the residual value of assets under lease ($1.8 billion), reduced by third-party nonrecourse debt ($15.2 billion) and unearned income ($2.7 billion). The payment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within the line item finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at March 31, 2006, also include net finance receivables for direct finance leases ($0.5 billion) and an allowance for losses ($0.4 billion).

Equity and Dividends

Following the rating agencies’ actions in the first quarter of 2003, discussed above in “Credit Ratings,” ALG suspended its share repurchase program.

During March 2006, Kraft completed its $1.5 billion share repurchase program and began a $2.0 billion share repurchase program expected to run through 2008. During the first quarters of 2006 and 2005, Kraft repurchased 10.5 million and 5.3 million shares, respectively, of its Class A common stock at a cost of $312 million and $175 million, respectively. As of March 31, 2006, Kraft had repurchased 2.0 million shares of its Class A common stock, under its $2.0 billion authority, at an aggregate cost of $62 million.

As discussed in Note 8. Stock Plans, in January 2006, Altria Group, Inc. granted approximately 1.1 million shares of restricted stock to eligible U.S.-based employees of Altria Group, Inc. and also issued to eligible non-U.S. employees rights to receive approximately 0.9 million equivalent shares. Restrictions on these shares and rights lapse in the first quarter of 2009. The market value per restricted share or right was $74.21 on the date of grant.

Dividends paid in the first quarters of 2006 and 2005 were $1.7 billion and $1.5 billion, respectively, an increase of 10.9%, primarily reflecting a higher dividend rate in 2006. During the third quarter of 2005, Altria Group, Inc.’s Board of Directors approved a 9.6% increase in the quarterly dividend rate to $0.80 per share. As a result, the present annualized dividend rate is $3.20 per share.

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

A substantial portion of Altria Group, Inc.’s derivative financial instruments are effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Gain (loss) at beginning of period	$24	$(14)
Derivative gains transferred to earnings	(6)	(12)
Change in fair value	18	45

Gain as of March 31	$36	$19

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates.  Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At March 31, 2006 and December 31, 2005, Altria Group, Inc. had foreign exchange option and forward contracts with aggregate notional amounts of $4.7 billion and $4.8 billion, respectively. In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. A substantial portion of the foreign currency swap agreements is accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005, the notional amounts of foreign currency swap agreements aggregated $2.3 billion.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the quarters ended March 31, 2006 and 2005, these hedges of net investments resulted in losses, net of income taxes, of $3 million, and gains, net of income taxes, of $71 million, respectively, and were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities.  Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials. Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar and cocoa. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At March 31, 2006 and December 31, 2005, Kraft had net long commodity positions of $458 million and $521 million, respectively. In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP, and are therefore not subject to the provisions of SFAS No. 133. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at March 31, 2006 and December 31, 2005.

New Accounting Standards

See Note 1 to the Condensed Consolidated Financial Statements for a discussion of new accounting standards.

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

Tobacco-Related Litigation.  There is substantial litigation related to tobacco products in the United States and certain foreign jurisdictions. We anticipate that new cases will continue to be filed. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. There are presently 11 cases on appeal in which verdicts were returned against PM USA, including: (i) a $74 billion punitive damages judgment against PM USA in the Engle class action, which has been overturned by a Florida district court of appeal and is currently on appeal to the Florida Supreme Court; and (ii) a compensatory and punitive damages verdict totaling approximately $10.1 billion in the Price case in Illinois, which was reversed by the Illinois Supreme Court in December 2005. Generally, in order to prevent a plaintiff from seeking to collect a judgment while the verdict is being appealed, the defendant must post an appeal bond or negotiate an alternative arrangement with plaintiffs. In the United States, a total of 40 states have adopted limitations on the size of the appeal bond that must be posted or do not require such a bond. In the event of future losses at trial in those jurisdictions in which a bond is required and in which such limitations are not in effect, we may not always be able to obtain the required bond or to negotiate an acceptable arrangement.

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

Increased Competition in the Domestic Tobacco Market.  Settlements of certain tobacco litigation in the United States have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain domestic and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may take advantage of certain provisions in the legislation that permit the non-settling manufacturers to concentrate their sales in a limited number of states and thereby avoid escrow deposit obligations on the majority of their sales. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and increased imports of foreign lowest priced brands.

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

PM USA has an adjacency growth strategy involving potential moves into complementary tobacco or tobacco-related products or processes. We cannot guarantee that this strategy, or any products introduced in connection with this strategy, will be successful.

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

Strengthening Brand Portfolios Through Acquisitions and Divestitures.  One element of the growth strategy of our consumer product subsidiaries is to strengthen their brand portfolios and/or expand their geographic reach through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time Kraft sells businesses that are outside its core categories or that do not meet its growth or profitability targets. Acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.

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

IRS Challenges to PMCC Leases.  The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out transactions and sale-in/lease-out transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, if necessary, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc.

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

Item 1A.	Risk Factors.

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ALG’s share repurchase activity for each of the three months ended March 31, 2006, was as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	3,240	$74.87	–	–

February 1, 2006 – February 28, 2006	872,109	$71.61	–	–

March 1, 2006 – March 31, 2006	40,200	$71.95	–	–

For the Quarter Ended March 31, 2006	915,549	$71.64	–	–

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who vested in restricted stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 4.	Submission of Matters to a Vote of Security Holders.

ALG’s annual meeting of stockholders was held in East Hanover, New Jersey, on April 27, 2006. 1,773,707,130 shares of Common Stock, 85.0% of outstanding shares, were represented in person or by proxy.

The eleven directors listed below were elected to a one-year term expiring in 2007.

	Number of Shares
	For	Withheld
Elizabeth E. Bailey	1,740,335,246	33,371,884
Harold Brown	1,748,637,227	25,069,903
Mathis Cabiallavetta	1,753,577,474	20,129,656
Louis C. Camilleri	1,742,946,125	30,761,005
J. Dudley Fishburn	1,750,531,969	23,175,161
Robert E. R. Huntley	1,739,269,904	34,437,226
Thomas W. Jones	1,751,749,533	21,957,597
George Muñoz	1,751,425,638	22,281,492
Lucio A. Noto	1,750,930,486	22,776,644
John S. Reed	1,750,332,910	23,374,220
Stephen M. Wolf	1,740,080,820	33,626,310

The selection of PricewaterhouseCoopers LLP as independent auditors was ratified: 1,733,869,560 shares voted in favor; 23,485,539 shares voted against and 16,352,031 shares abstained.

Seven stockholder proposals were defeated:

Stockholder Proposal 1 – Independent Board Chairman: 163,999,719 shares voted in favor; 1,191,179,103 against and 418,528,308 shares abstained (including broker non-votes).

Stockholder Proposal 2 – Global Human Rights Standards: 75,232,985 shares voted in favor; 1,133,614,887 against and 564,859,258 shares abstained (including broker non-votes).

Stockholder Proposal 3 – Address Health Hazards for African Americans Associated with Smoking Menthol Cigarettes: 58,438,871 shares voted in favor; 1,171,230,151 against and 544,038,108 shares abstained (including broker non-votes).

Stockholder Proposal 4 – Extend New York Fire-Safe Products Globally: 64,077,881 shares voted in favor; 1,166,056,861 against and 543,572,388 shares abstained (including broker non-votes).

Stockholder Proposal 5 – Animal Welfare Policy: 44,235,126 shares voted in favor; 1,185,972,681 against and 543,499,323 shares abstained (including broker non-votes).

Stockholder Proposal 6 – Support for Laws at All Levels Combating Use of Tobacco: 51,679,831 shares voted in favor; 1,178,142,592 against and 543,884,707 shares abstained (including broker non-votes).

Stockholder Proposal 7 – Facilitating Medical Efforts to Dissuade Secondhand Smoke: 63,280,555 shares voted in favor; 1,166,651,331 against and 543,775,244 shares abstained (including broker non-votes).

Item 6.	Exhibits.

3	Amended and Restated By-Laws (Incorporated by reference to ALG’s Current Report on Form 8-K dated May 1, 2006).

10.1	Form of Restricted Stock Agreement (Incorporated by reference to ALG’s Current Report on Form 8-K dated January 27, 2006).

10.2	Form of Deferred Stock Agreement (Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3	Form of Supplemental Employee Grantor Trust Enrollment Agreement (Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.4	364-Day Revolving Credit Agreement dated as of March 31, 2006 among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A. as Administrative Agents, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. as Syndication Agents and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Loan Finance LLC as Arrangers and Documentation Agents (Incorporated by reference to ALG’s Current Report on Form 8-K dated March 31, 2006).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE

Dinyar S. Devitre Senior Vice President and Chief Financial Officer

May 9, 2006