Form 10-Q
period 2006-06-30
ALTRIA GROUP, INC.
filed 2006-08-08
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 31, 2006, there were 2,093,455,487 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Consumer products
Cash and cash equivalents	$5,613	$6,258

Receivables (less allowances of $107 in 2006 and $112 in 2005)	5,808	5,361

Inventories:
Leaf tobacco	3,978	4,060
Other raw materials	2,320	2,232
Finished product	4,841	4,292

	11,139	10,584

Other current assets	2,871	3,578

Total current assets	25,431	25,781

Property, plant and equipment, at cost	31,206	29,956
Less accumulated depreciation	14,330	13,278

	16,876	16,678

Goodwill	32,154	31,219
Other intangible assets, net	12,194	12,196
Other assets	13,250	14,667

Total consumer products assets	99,905	100,541

Financial services
Finance assets, net	6,837	7,189
Other assets	22	219

Total financial services assets	6,859	7,408

TOTAL ASSETS	$106,764	$107,949

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	June 30, 2006	December 31, 2005
LIABILITIES
Consumer products
Short-term borrowings	$3,264	$2,836
Current portion of long-term debt	2,852	3,430
Accounts payable	3,176	3,645
Accrued liabilities:
Marketing	2,262	2,382
Taxes, except income taxes	3,185	2,871
Employment costs	1,147	1,296
Settlement charges	2,233	3,503
Other	2,817	3,130
Income taxes	2,572	1,393
Dividends payable	1,679	1,672

Total current liabilities	25,187	26,158

Long-term debt	14,186	15,653
Deferred income taxes	7,825	8,492
Accrued postretirement health care costs	3,540	3,412
Minority interest	3,886	4,141
Other liabilities	5,331	6,260

Total consumer products liabilities	59,955	64,116

Financial services
Long-term debt	1,309	2,014
Non-recourse debt		201
Deferred income taxes	5,496	5,737
Other liabilities	313	174

Total financial services liabilities	7,118	8,126

Total liabilities	67,073	72,242

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	6,091	6,061
Earnings reinvested in the business	57,653	54,666
Accumulated other comprehensive losses (including currency translation of ($522) in 2006 and ($1,317) in 2005)	(1,041)	(1,853)

	63,638	59,809
Less cost of repurchased stock (715,422,742 shares in 2006 and 721,696,918 shares in 2005)	(23,947)	(24,102)

Total stockholders’ equity	39,691	35,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,764	$107,949

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Net revenues	$50,124	$48,402
Cost of sales	18,308	17,805
Excise taxes on products	15,441	14,615

Gross profit	16,375	15,982
Marketing, administration and research costs	7,219	7,198
Domestic tobacco headquarters relocation charges		3
Italian antitrust charge	61
Asset impairment and exit costs	483	241
Losses (gains) on sales of businesses, net	11	(115)
Provision for airline industry exposure	103
Amortization of intangibles	16	8

Operating income	8,482	8,647
Interest and other debt expense, net	509	601

Earnings from continuing operations before income taxes, minority interest, and equity earnings, net	7,973	8,046
Provision for income taxes	1,677	2,483

Earnings from continuing operations before minority interest, and equity earnings, net	6,296	5,563
Minority interest in earnings from continuing operations, and equity earnings, net	108	67

Earnings from continuing operations	6,188	5,496
Loss from discontinued operations, net of income taxes and minority interest		(233)

Net earnings	$6,188	$5,263

Per share data:

Basic earnings per share:
Continuing operations	$2.97	$2.66
Discontinued operations		(0.11)

Net earnings	$2.97	$2.55

Diluted earnings per share:
Continuing operations	$2.94	$2.64
Discontinued operations		(0.11)

Net earnings	$2.94	$2.53

Dividends declared	$1.60	$1.46

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2006	2005
Net revenues	$25,769	$24,784
Cost of sales	9,393	9,134
Excise taxes on products	7,895	7,459

Gross profit	8,481	8,191
Marketing, administration and research costs	3,679	3,643
Domestic tobacco headquarters relocation charges		2
Asset impairment and exit costs	279	70
Losses on sales of businesses, net	8	1
Provision for airline industry exposure	103
Amortization of intangibles	9	4

Operating income	4,403	4,471
Interest and other debt expense, net	266	320

Earnings from continuing operations before income taxes, minority interest, and equity earnings, net	4,137	4,151
Provision for income taxes	1,388	1,192

Earnings from continuing operations before minority interest, and equity earnings, net	2,749	2,959
Minority interest in earnings from continuing operations, and equity earnings, net	38	47

Earnings from continuing operations	2,711	2,912
Loss from discontinued operations, net of income taxes and minority interest		(245)

Net earnings	$2,711	$2,667

Per share data:

Basic earnings per share:
Continuing operations	$1.30	$1.41
Discontinued operations		(0.12)

Net earnings	$1.30	$1.29

Diluted earnings per share:
Continuing operations	$1.29	$1.40
Discontinued operations		(0.12)

Net earnings	$1.29	$1.28

Dividends declared	$0.80	$0.73

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2005 and

the Six Months Ended June 30, 2006

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity
Balances, January 1, 2005	$935	$5,176	$50,595	$(610)	$(531)	$(1,141)	$(24,851)	$30,714

Comprehensive earnings:
Net earnings			10,435					10,435
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(707)		(707)		(707)
Additional minimum pension liability					(54)	(54)		(54)
Change in fair value of derivatives accounted for as hedges					38	38		38
Other					11	11		11

Total other comprehensive losses								(712)

Total comprehensive earnings								9,723

Exercise of stock options and issuance of other stock awards		519	(6)				749	1,262
Cash dividends declared ($3.06 per share)			(6,358)					(6,358)
Other		366						366

Balances, December 31, 2005	935	6,061	54,666	(1,317)	(536)	(1,853)	(24,102)	35,707

Comprehensive earnings:
Net earnings			6,188					6,188
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				795		795		795
Additional minimum pension liability					(18)	(18)		(18)
Change in fair value of derivatives accounted for as hedges					(7)	(7)		(7)
Other					42	42		42

Total other comprehensive earnings								812

Total comprehensive earnings								7,000

Exercise of stock options and issuance of other stock awards		30	145				155	330
Cash dividends declared ($1.60 per share)			(3,346)					(3,346)

Balances, June 30, 2006	$935	$6,091	$57,653	$(522)	$(519)	$(1,041)	$(23,947)	$39,691

Total comprehensive earnings were $3,031 million and $2,239 million, respectively, for the quarters ended June 30, 2006 and 2005, and $4,938 million for the first six months of 2005.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$6,164	$5,193
- Financial services	24	70

Net earnings	6,188	5,263

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	883	817
Deferred income tax benefit	(32)	(105)
Minority interest in earnings from continuing operations, and equity earnings, net	108	67
Domestic tobacco headquarters relocation charges, net of cash paid	(1)	(7)
Escrow bond for the Price domestic tobacco case, net of cash paid	1,850	(210)
Asset impairment and exit costs, net of cash paid	332	120
Loss on sale of discontinued operations		32
Losses (gains) on sales of businesses, net	11	(115)
Income tax reserve reversal	(1,006)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(235)	44
Inventories	(171)	(457)
Accounts payable	(264)	(233)
Income taxes	1,086	1,169
Accrued liabilities and other current assets	(723)	(3)
Domestic tobacco accrued settlement charges	(1,276)	(1,277)
Pension plan contributions	(521)	(801)
Pension provisions and postretirement, net	402	393
Other	436	277
Financial services
Deferred income tax benefit	(256)	(146)
Provision for airline industry exposure	103
Other	203	238

Net cash provided by operating activities	7,117	5,066

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(925)	$(892)
Purchases of businesses, net of acquired cash		(4,895)
Proceeds from sales of businesses	101	1,640
Other	95	72
Financial services
Investments in finance assets	(8)	(1)
Proceeds from finance assets	202	320

Net cash used in investing activities	(535)	(3,756)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance of short-term borrowings	21	5,750
Long-term debt proceeds	32	34
Long-term debt repaid	(2,156)	(740)
Financial services
Long-term debt repaid	(821)

Repurchase of Kraft Foods Inc. common stock	(633)	(375)
Dividends paid on Altria Group, Inc. common stock	(3,339)	(3,013)
Issuance of Altria Group, Inc. common stock	208	573
Other	(621)	(380)

Net cash (used in) provided by financing activities	(7,309)	1,849

Effect of exchange rate changes on cash and cash equivalents	82	(404)

Cash and cash equivalents:

(Decrease) Increase	(645)	2,755

Balance at beginning of period	6,258	5,744

Balance at end of period	$5,613	$8,499

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

Altria Group, Inc. previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and provided the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). No compensation expense for employee stock options was reflected in net earnings in 2005, as all stock options granted under those plans had an exercise price not less than the market value of the common stock on the date of the grant. Historical condensed consolidated statements of earnings already include the compensation expense for restricted stock and rights to receive shares of stock. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for stock option awards for the six months and three months ended June 30, 2005 (in millions, except per share data):

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Six Months Ended June 30, 2005	For the Three Months Ended June 30, 2005
Net earnings, as reported	$5,263	$2,667
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	7	4

Pro forma net earnings	$5,256	$2,663

Earnings per share:
Basic – as reported	$2.55	$1.29

Basic – pro forma	$2.55	$1.29

Diluted – as reported	$2.53	$1.28

Diluted – pro forma	$2.52	$1.28

Altria Group, Inc. has not granted stock options to employees since 2002. The amounts shown above as stock-based compensation expense relate to Executive Ownership Stock Options (“EOSOs”). Under certain circumstances, senior executives who exercise outstanding stock options, using shares to pay the option exercise price and taxes, receive EOSOs equal to the number of shares tendered. During the six months and three months ended June 30, 2005, Altria Group, Inc. granted 1.2 million and 0.7 million EOSOs, respectively.

The adoption of SFAS No. 123(R) in the first quarter of 2006 resulted in a cumulative effect gain of $9 million, which is net of $5 million in taxes, in the condensed consolidated statement of earnings for the six months ended June 30, 2006. This gain resulted from the impact of estimating future forfeitures on restricted stock and rights to receive shares of stock in the determination of periodic expense for unvested awards, rather than recording forfeitures only when they occur. The gross cumulative effect was recorded in marketing, administration and research costs in the first quarter of 2006.

All tax benefits resulting from tax deductions in excess of the stock-based employee compensation expense recognized in the statement of earnings (“Excess tax benefits”) are presented as financing cash flows for the six months ended June 30, 2006. Excess tax benefits of $83 million were recognized for the six months ended June 30, 2006. Previously, these tax benefits were included in operating cash flows. Under SFAS No. 123(R), tax shortfalls occur when actual tax deductible compensation expense is less than cumulative stock-based compensation expense recognized in the financial statements. Tax shortfalls of $10 million at Kraft were recognized for the six months ended June 30, 2006, and were recorded in additional paid-in capital.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2006	2005	2006	2005
		(in millions)
Separation program	International tobacco*	$23	$18	$21	$15
Separation program	General corporate**	30	38	30	20
Restructuring program	North American food	155	29	120	5
Restructuring program	International food	163	57	106	24
Asset impairment	International tobacco		6		6
Asset impairment	North American food	99	93
Asset impairment	International food	11
Asset impairment	General corporate	2		2

Asset impairment and exit costs		$483	$241	$279	$70

*	PMI’s pre-tax charges primarily related to the streamlining of various operations. On July 6, 2006, PMI announced that it intends to close its factory in Munich, Germany, in 2009, with the terms and conditions subject to final agreement with the local Works Council. PMI estimates that the total cost to close the facility will be approximately $100 million, of which approximately $20 million will be due to accelerated depreciation through 2009.

**	Altria Group, Inc.’s pre-tax charges primarily related to the streamlining of various corporate functions.

Kraft Restructuring Program

In January 2004, Kraft announced a three-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, Kraft announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges reflecting asset disposals, severance and implementation costs. As part of this program, Kraft anticipates the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring charges during 2006 are expected to be approximately $1 billion, including $348 million incurred during the first six months of 2006. Total pre-tax restructuring charges incurred since the inception of the program in January 2004 were $1.3 billion.

The condensed consolidated statements of earnings include asset impairment and exit costs at Kraft of $428 million and $179 million, during the six months ended June 30, 2006 and 2005, respectively, and $226 million and $29 million during the three months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005, these pre-tax charges were composed of $318 million and $86 million, respectively, of costs under the restructuring program, as well as asset impairment charges of $110 million (related to the sale of Kraft’s pet snacks brand and assets, and Kraft’s annual review of goodwill and intangible assets) during the first six months of 2006, and 2005 asset impairment charges of $93 million (related to the sale of Kraft’s fruit snacks assets). During the three months ended June 30, 2006 and 2005, these pre-tax charges were composed of $226 million and $29 million, respectively, of costs under the restructuring program. The pre-tax restructuring charges for the first six months of 2006 resulted from the announcement of the closing of 7 plants, for a total of 26 since January 2004, and the continuation of a number of workforce reduction programs.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Approximately $133 million of the pre-tax charges incurred during the first six months of 2006 will require cash payments.

Pre-tax restructuring liability activity for the six months ended June 30, 2006, was as follows (in millions):

	For the Six Months Ended June 30, 2006
	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2006	$114	$-	$1	$115
Charges	123	184	11	318
Cash spent	(97)		(6)	(103)
Charges against assets	(3)	(184)	(1)	(188)
Currency	3			3

Liability balance, June 30, 2006	$140	$-	$5	$145

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced since 2004, as part of the overall restructuring program, will result in the elimination of approximately 8,600 positions. At June 30, 2006, approximately 7,200 of these positions have been eliminated. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements.

Kraft recorded pre-tax implementation costs associated with the restructuring program. These costs include the discontinuance of certain product lines and incremental costs related to the integration and streamlining of functions and closure of facilities. Substantially all implementation costs incurred during the first six months of 2006 will require cash payments. These costs were recorded on the condensed consolidated statements of earnings as follows (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$-	$1	$-	$1
Cost of sales	11	26	5	11
Marketing, administration and research costs	19	18	12	14

Implementation costs	$30	$45	$17	$26

Kraft Asset Impairment Charges

In July 2006, Kraft completed the sale of its pet snacks brand and assets for $580 million and recorded additional taxes of approximately $60 million related to the sale. This sale and the additional taxes were recorded in the third quarter of 2006. In the first quarter of 2006, Kraft recorded a pre-tax asset impairment charge of $86 million in recognition of the sale. The charge, which included the write-off of a portion of the associated goodwill, and intangible and fixed assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

During the first quarter of 2006, Kraft completed its annual review of goodwill and intangible assets, and recorded non-cash pre-tax charges of $24 million related to an intangible asset impairment for biscuits assets in Egypt and hot cereal assets in the United States. These charges were recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the second quarter of 2005, Kraft completed the sale of its fruit snacks assets for approximately $30 million and in the first quarter of 2005, Kraft recorded a pre-tax asset impairment charge of $93 million in recognition of the sale. The charge, which includes the write-off of all associated intangible assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$143	$143	$108	$105
Interest cost	319	315	139	144
Expected return on plan assets	(452)	(432)	(180)	(178)
Amortization:
Unrecognized net loss from experience differences	173	141	46	36
Prior service cost	9	8	7	7
Other expense	5	20		5

Net periodic pension cost	$197	$195	$120	$119

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$70	$70	$54	$52
Interest cost	159	156	70	72
Expected return on plan assets	(227)	(217)	(91)	(89)
Amortization:
Unrecognized net loss from experience differences	88	71	23	18
Prior service cost	5	4	4	3
Other expense	5	9		4

Net periodic pension cost	$100	$93	$60	$60

Other expense, above, is due primarily to additional pension benefits related to workforce reduction programs under Kraft’s restructuring program and workforce reduction programs within Altria Group, Inc.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible and do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Approximately $395 million and $130 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively, during the six months ended June 30, 2006. These amounts include approximately $135 million and $50 million of employer contributions that Kraft made to its U.S. and non-U.S. plans, respectively. Currently, Altria Group, Inc. anticipates making additional contributions during the remainder of 2006 of approximately $25 million to its U.S. plans and approximately $95 million to its non-U.S. plans, based on current tax law. These amounts include approximately $15 million and $60 million that Kraft anticipates making to its U.S. and non-U.S. plans, respectively. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$52	$50	$25	$26
Interest cost	148	142	72	73
Amortization:
Unrecognized net loss from experience differences	59	41	25	21
Unrecognized prior service cost	(14)	(14)	(7)	(7)
Other	3	3	3	3

Net postretirement health care costs	$248	$222	$118	$116

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill by segment was as follows (in millions):

	June 30, 2006	December 31, 2005
International tobacco	$5,939	$5,571
North American food	21,019	20,803
International food	5,196	4,845

Total goodwill	$32,154	$31,219

Intangible assets were as follows (in millions):

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$11,826		$11,867
Amortizable intangible assets	466	$98	410	$81

Total intangible assets	$12,292	$98	$12,277	$81

Non-amortizable intangible assets substantially consist of brand names from Kraft’s acquisition of Nabisco Holdings Corp. (“Nabisco”) in 2000 and the Philip Morris International Inc. (“PMI”) 2005 acquisition of a business in Indonesia. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the six months ended June 30, 2006 and 2005, was $16 million and $8 million, respectively, and $9 million and $4 million for the three months ended June 30, 2006 and 2005, respectively. Amortization expense for each of the next five years is estimated to be $35 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2005, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2005	$31,219	$12,277
Changes due to:
Currency	691	87
Asset impairment	(25)	(79)
Other	269	7

Balance at June 30, 2006	$32,154	$12,292

As a result of Kraft’s common stock repurchases, ALG’s ownership percentage of Kraft has increased from 87.2% at December 31, 2005 to 88.1% at June 30, 2006, thereby resulting in an increase in goodwill. Other, above, includes this additional goodwill.

During the first quarter of 2006, Altria Group, Inc. completed its annual review of goodwill and intangible assets, and recorded non-cash pre-tax charges of $24 million related to intangible asset impairments at Kraft.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Financial Instruments:

During the six months and three months ended June 30, 2006 and 2005, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next eighteen months. At June 30, 2006, Altria Group, Inc. estimates that substantially all amounts reported in accumulated other comprehensive earnings (losses) will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at June 30, 2006 and 2005, Altria Group, Inc. recorded losses of $154 million, net of income taxes, and gains of $196 million, net of income taxes, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Gain (loss) at beginning of period	$24	$(14)	$36	$19
Derivative gains transferred to earnings	(18)	(19)	(12)	(7)
Change in fair value	11	98	(7)	53

Gain as of June 30	$17	$65	$17	$65

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

The acquisition of Sampoerna allowed PMI to enter the profitable kretek cigarette segment in Indonesia. Sampoerna’s financial position and results of operations have been fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. During the first six months of 2006 and 2005, Sampoerna contributed $287 million and $73 million, respectively, of operating income and $123 million and $33 million, respectively, of net earnings. During the second quarter of 2006 and 2005, Sampoerna contributed $151 million and $73 million, respectively, of operating income and $62 million and $33 million, respectively, of net earnings.

During the second quarter of 2006, the allocation of purchase price relating to the acquisition of Sampoerna was completed. Assets purchased consist primarily of goodwill of $3.5 billion, other intangible assets (primarily brands) of $1.3 billion, inventories of $0.5 billion and property, plant and equipment of $0.4 billion. Liabilities assumed in the acquisition consist principally of long-term debt of $0.3 billion and accrued liabilities.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other:

During the second quarter of 2005, PMI acquired a 97.9% stake in Coltabaco, the largest tobacco company in Colombia, for approximately $300 million. The effect of this acquisition was not material to Altria Group, Inc.’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

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

Summary results of operations for the sugar confectionery business were as follows (in millions):

	For the Six Months Ended June 30, 2005	For the Three Months Ended June 30, 2005
Net revenues	$228	$112

Earnings before income taxes and minority interest	$41	$19
Provision for income taxes	(16)	(8)
Loss on sale of discontinued operations	(297)	(297)
Minority interest in loss from discontinued operations, net	39	41

Loss from discontinued operations, net of income taxes and minority interest	$(233)	$(245)

As a result of the sale, Kraft recorded a net loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction. ALG’s share of the loss, net of minority interest, was $255 million.

Other:

During the second quarter of 2006, Kraft sold its industrial coconut assets. During the first quarter of 2006, Kraft sold certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005 in recognition of these sales. During the second quarter of 2005, Kraft sold its fruit snacks assets and incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of this sale. During the first quarter of 2005, Kraft sold its desserts assets in the U.K. and its U.S. yogurt assets. The aggregate proceeds received from the sales of other businesses in the first six months of 2006 and 2005 were $101 million and $221 million, respectively, on which pre-tax losses of $11 million and pre-tax gains of $115 million, respectively, were recorded.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In July 2006, Kraft completed the sale of its pet snacks brand and assets for $580 million and recorded additional taxes of approximately $60 million related to the sale. This sale and the additional taxes were recorded in the third quarter of 2006. In the first quarter of 2006, Kraft recorded a pre-tax asset impairment charge of $86 million in recognition of this sale.

The operating results of the other divestitures, discussed above, in the aggregate, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 8. Stock Plans:

Under the Altria Group, Inc. 2005 Performance Incentive Plan (the “2005 Plan”), Altria Group, Inc. may grant to eligible employees stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Up to 50 million shares of common stock may be issued under the 2005 Plan. In addition, Altria Group, Inc. may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria Group, Inc. under the 2005 Stock Compensation Plan for Non-Employee Directors (the “2005 Directors Plan”). At June 30, 2006, Altria Group, Inc. employees held options to purchase 46,674,743 shares of Altria Group, Inc.’s common stock. Shares available to be granted under the 2005 Plan and the 2005 Directors Plan at June 30, 2006 were 46,156,168 and 962,948, respectively.

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

In addition, Kraft may grant stock options, stock appreciation rights, restricted stock, restricted and deferred units, and other awards of its Class A common stock to its employees under the terms of the Kraft 2005 Performance Incentive Plan (the “Kraft Plan”). Up to 150 million shares of Kraft’s Class A common stock may be issued under the Kraft Plan, of which no more than 45 million shares may be awarded as restricted stock. At June 30, 2006, Kraft’s employees held options to purchase 14,687,180 shares of Kraft’s Class A common stock. Shares available to be granted under the Kraft Plan at June 30, 2006 were 143,326,485. Restricted shares available for grant under the Kraft Plan at June 30, 2006 were 38,326,485.

Concurrent with Kraft’s Initial Public Offering (“IPO”) in June 2001, certain Altria Group, Inc. employees received a one-time grant of options to purchase shares of Kraft’s Class A common stock held by Altria Group, Inc. at the IPO price of $31.00 per share. At June 30, 2006, employees held options to purchase approximately 1.4 million shares of Kraft’s Class A common stock from Altria Group, Inc.

Stock Option Plan

Pre-tax compensation cost and the related tax benefit for stock option awards totaled $10 million and $4 million, respectively, for the six months ended June 30, 2006, and $5 million and $2 million, respectively, for the three months ended June 30, 2006. The fair value of the awards was determined using a modified Black-Scholes methodology using the following assumptions:

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Risk-Free Interest Rate	Weighted Average Expected Life	Expected Volatility	Expected Dividend Yield
2006 Altria Group, Inc.	4.89%	4 years	29.22%	4.47%
2005 Altria Group, Inc.	3.77	4	33.78	4.41

Altria Group, Inc. stock option activity was as follows for the six months ended June 30, 2006:

	Shares Subject to Option	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2006	51,657,197	$41.82
Options granted (EOSOs)	450,833	71.60
Options exercised	(5,349,317)	38.94
Options cancelled	(83,970)	41.18

Balance at June 30, 2006	46,674,743	42.44	3.5 years	$1.4 billion

Exercisable at June 30, 2006	46,223,910	42.15	3.5	1.4

The aggregate intrinsic value shown in the table above was based on the June 30, 2006 closing price for Altria Group, Inc.’s common stock of $73.43. The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $14.42 and $14.29, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $179 million and $429 million, respectively. The weighted-average grant date fair value of options granted during the three months ended June 30, 2006 and 2005 was $14.86 and $14.02, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $110 million and $188 million, respectively.

Restricted Stock Plans

Altria Group, Inc. and Kraft may grant shares of restricted stock and rights to receive shares of stock to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met. Restricted stock generally vests on the third anniversary of the grant date.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period, which is generally three years. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and rights for the six months and three months ended June 30, 2006 and 2005 as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Altria Group	$65	$58	$34	$31
Kraft	61	76	38	38

Total	$126	$134	$72	$69

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The deferred tax benefit recorded related to this compensation expense was $46 million and $49 million for the six months ended June 30, 2006 and 2005, respectively, and $26 million and $25 million for the three months ended June 30, 2006 and 2005, respectively. The pre-tax compensation expense for the six months ended June 30, 2006 includes the pre-tax cumulative effect gain of $14 million from the adoption of SFAS No. 123(R) ($9 million of which related to Kraft). The unamortized compensation expense related to Altria Group, Inc. and Kraft restricted stock and rights was $517 million at June 30, 2006. This amount included $292 million related to Kraft and $225 million related to Altria Group, Inc. The unamortized compensation expense is expected to be recognized over a weighted average period of 2 years.

Altria Group, Inc. restricted stock and rights activity was as follows for the six months ended June 30, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2006	7,839,799	$48.99
Granted	1,957,160	74.21
Vested	(2,990,740)	36.67
Forfeited	(257,539)	57.06

Balance at June 30, 2006	6,548,680	61.80

The weighted–average grant date fair value of Altria Group, Inc. restricted stock and rights granted during the six months ended June 30, 2006 and 2005 was $145 million and $135 million, respectively, or $74.21 and $61.99 per restricted share or right, respectively. The total fair value of Altria Group, Inc. restricted stock and rights vested during the six months ended June 30, 2006 and 2005 was $214 million and $3 million, respectively.

Kraft’s restricted stock and rights activity was as follows for the six months ended June 30, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2006	15,085,116	$33.80
Granted	6,776,035	29.12
Vested	(4,007,117)	36.50
Forfeited	(1,400,728)	32.62

Balance at June 30, 2006	16,453,306	31.32

The weighted-average grant date fair value of restricted stock and rights granted at Kraft during the six months ended June 30, 2006 and 2005 was $197 million and $196 million, respectively, or $29.12 and $33.31 per restricted share or right, respectively. The total fair value of Kraft restricted stock and rights vested during the six months ended June 30, 2006 and 2005 was $117 million and $1 million, respectively.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Earnings from continuing operations	$6,188	$5,496	$2,711	$2,912
Loss from discontinued operations		(233)		(245)

Net earnings	$6,188	$5,263	$2,711	$2,667

Weighted average shares for basic EPS	2,083	2,064	2,085	2,067

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	4	5	3	5
Stock options	15	15	14	15

Weighted average shares for diluted EPS	2,102	2,084	2,102	2,087

For the six months and three months ended June 30, 2006 and 2005, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period) was immaterial.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
	(in millions)

Net revenues:
Domestic tobacco	$9,108	$8,936	$4,785	$4,790
International tobacco	24,111	22,910	12,310	11,565
North American food	11,588	11,304	5,945	5,751
International food	5,154	5,089	2,674	2,583
Financial services	163	163	55	95

Net revenues	$50,124	$48,402	$25,769	$24,784

Earnings from continuing operations before income taxes, minority interest, and equity earnings, net
Operating companies income (loss):
Domestic tobacco	$2,417	$2,299	$1,301	$1,261
International tobacco	4,106	4,099	2,139	2,024
North American food	1,938	1,968	1,042	1,058
International food	348	540	184	247
Financial services	37	111	(59)	70
Amortization of intangibles	(16)	(8)	(9)	(4)
General corporate expenses	(348)	(362)	(195)	(185)

Operating income	8,482	8,647	4,403	4,471
Interest and other debt expense, net	(509)	(601)	(266)	(320)

Earnings from continuing operations before income taxes, minority interest, and equity earnings, net	$7,973	$8,046	$4,137	$4,151

Items affecting the comparability of results from continuing operations were as follows:

•	Provision for Airline Industry Exposure – During the second quarter of 2006, PMCC increased its allowance for losses by $103 million, due to continuing issues within the airline industry.

•	Italian Antitrust Charge – As further discussed in Note 11. Contingencies, during the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.

•	Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale to its new distributor in Italy, resulting in a $96 million pre-tax operating companies income benefit for the international tobacco segment. During the second quarter of 2005, the new distributor reduced its inventories by approximately 1.0 billion units, resulting in lower shipments for PMI. The net impact of these actions was a benefit to PMI’s pre-tax operating companies income of approximately $70 million for the six months ended June 30, 2005.

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Losses/Gains on Sales of Businesses, net – During the first six months of 2006, operating companies income of the North American food segment included pre-tax losses on sales of businesses of $11 million, related to Kraft’s sale of its industrial coconut assets, certain Canadian assets and a small U.S. biscuit brand. During the first six months of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the first quarter 2005 sale of Kraft’s U.K. desserts assets.

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

Overview of Tobacco-Related Litigation

Types and Number of Cases

Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, (iv) class action suits alleging that the uses of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and (v) other tobacco-related litigation described below. Damages claimed in some of the tobacco-related litigation range into the billions of dollars. Plaintiffs’ theories of recovery and the defenses raised in pending smoking and health, health care cost recovery and Lights/Ultra Lights cases are discussed below.

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of August 1, 2006, August 1, 2005 and August 1, 2004, and a page-reference to further discussions of each type of case.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Type of Case	Number of Cases Pending as of August 1, 2006	Number of Cases Pending as of August 1, 2005	Number of Cases Pending as of August 1, 2004	Page References
Individual Smoking and Health Cases (1)	191	261	253	32

Smoking and Health Class Actions and Aggregated Claims Litigation (2)	9	9	8	32-33

Health Care Cost Recovery Actions	6	5	12	33-37

Lights/Ultra Lights Class Actions	21	24	22	37-39

Tobacco Price Cases	2	2	2	39

Asbestos Contribution Cases	0	1	3	40

(1)	Does not include 2,626 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA.

(2)	Includes as one case the aggregated claims of 928 individuals (of which 577 individuals have claims against PM USA) that are proposed to be tried in a single proceeding in West Virginia. In December 2005, the West Virginia Supreme Court of Appeals ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 139 individual smoking and health cases as of August 1, 2006 (Argentina (61), Australia (2), Brazil (59), Chile (6), Israel (1), Italy (5), the Philippines (1), Scotland (1), Spain (2) and Turkey (1)), compared with approximately 117 such cases on August 1, 2005, and approximately 121 such cases on August 1, 2004. In addition, in Italy, 23 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case, and four cases are pending in Finland and one in Israel against defendants that are indemnitees of a subsidiary of PMI.

In addition, as of August 1, 2006, there were two smoking and health putative class actions pending outside the United States against PMI in Brazil (1) and Israel (1) compared with two such cases on August 1, 2005, and one such case on August 1, 2004. Three health care cost recovery actions are pending in Israel (1), Canada (1), France (1), against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pending and Upcoming Trials

As of August 1, 2006, an estimated two individual smoking and health cases against PM USA are scheduled for trial in 2006. Cases against other tobacco companies are also scheduled for trial through the end of 2006. Trial dates are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 44 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 28 of the 44 cases. These 28 cases were tried in California (4), Florida (9), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, Florida and Missouri. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial. Also, in July 2005, a jury in Tennessee returned a verdict in favor of PM USA in a case in which plaintiffs had challenged PM USA’s retail promotional and merchandising programs under the Robinson-Patman Act.

Of the 16 cases in which verdicts were returned in favor of plaintiffs, five have reached final resolution. A verdict against defendants in a health care cost recovery case has been reversed and all claims were dismissed with prejudice. After exhausting all appeals, PM USA has paid four damage awards totaling approximately $69.5 million, together with interest totaling approximately $34.5 million. The chart below lists the verdict and post-trial developments in the remaining 11 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	PM USA’s appeal is pending.

October 2004	Florida/ Arnitz	Individual Smoking and Health	$240,000 against PM USA.	In July 2006, a Florida appellate court affirmed the verdict. PM USA is considering whether to seek further appellate review.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the state trial court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of August 1, 2006, the amount of prejudgment interest was approximately $415 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. See Scott Class Action below.

November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	PM USA’s appeal is pending.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2003	Illinois/ Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions to dismiss the case against PM USA. In May 2006, the Illinois Supreme Court rejected the plaintiffs’ motion for rehearing. See the discussion of the Price case under the heading “Lights/Ultra Lights Cases.”

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damage award. See discussion (1) below of recent action by the California Supreme Court.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. If a judgment is entered in this case, PM USA intends to appeal.

(1)	In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction in the punitive damage award and granted PM USA’s petition for review challenging the punitive damage award, with further action deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case described below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the Court of Appeals’ decision reversing and remanding the case for a new trial on punitive damages.

July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the state trial court and instructed the trial court to order the decertification of the class. In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, that certain Phase I trial court findings be allowed to stand as against the defendants in individual actions that individual former class members may bring within one year of the issuance of the mandate, compensatory damage awards totaling approximately $6.9 million to two individual class members be reinstated and that a third former class member’s claim was barred by the statute of limitations. See “Engle Class Action” below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiff’s negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims. In May 2006, plaintiff filed an amended consolidated complaint.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion (2) below.

(2)	The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $20 million in interest charges related to this case. The Oregon Supreme Court granted PM USA’s motion to stay the issuance of the appellate judgment pending the filing of, and action on, its petition for writ of certiorari to the United States Supreme Court. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006.

In addition to the cases discussed above, in October 2003, a three-judge panel of an appellate court in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $256,000 and other unspecified damages. PMI’s Brazilian affiliate appealed. In December 2004, the three-judge panel’s decision was vacated by an en banc panel of the appellate court, which upheld the trial court’s dismissal of the case. The case is currently on appeal to the Superior Court.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of August 1, 2006, PM USA has posted various forms of security totaling approximately $194 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

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

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the June 30, 2006 and December 31, 2005 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review.

In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, and that former members of the class could file individual claims against defendants within one year of issuance of the mandate. The court further declared the following Phase I findings are entitled to res judicata effect in subsequent individual trials of former class members who sue within one year of the issuance of the mandate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants’ cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading concerning the health effects and addictive nature of smoking; (v) that all defendants agreed to misrepresent information regarding the health effects or addictive nature of cigarettes with the intention of causing the public to rely on this information to their detriment; (vi) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vii) that all defendants sold or supplied cigarettes that were defective; and (viii) that all defendants were negligent. The court also reinstated compensatory damage awards totaling approximately $6.9 million to two individual class members and found that a third former class representative’s claim was barred by the statute of limitations. It is too early to predict when the mandate will be issued and how many former members of the class will file individual claims in the prescribed time period. In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asks, among other things, that legal errors that were raised but not ruled upon in the appeal to the Third District Court of Appeal now be decided.

Scott Class Action

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of a fund to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. In May 2004, in the second phase of the trial, the jury awarded plaintiffs approximately $590 million against all defendants jointly and severally, to fund a 10-year smoking cessation program. In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

jury award plus prejudgment interest accruing from the date the suit commenced. As of August 1, 2006, the amount of prejudgment interest was approximately $415 million. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”) fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.

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

Class certification has been denied or reversed by courts in 57 smoking and health class actions involving PM USA in Arkansas (1), the District of Columbia (2), Florida (2), Illinois (2), Iowa (1), Kansas (1), Louisiana (1), Maryland (1), Michigan (1), Minnesota (1), Nevada (29), New Jersey (6), New York (2), Ohio (1), Oklahoma (1), Pennsylvania (1), Puerto Rico (1), South Carolina (1), Texas (1) and Wisconsin (1). A class remains certified in the Scott class action discussed above.

A smoking and health class action is pending in Brazil. Plaintiff is a consumer organization, the Smoker Health Defense Association (ADESF), which filed a claim against Souza Cruz, S.A. and Philip Morris Marketing, S.A. (now Philip Morris Brasil Industria e Commercio Ltda.) at the 19th Civil Court of São Paulo. Trial and appellate courts found that the action could proceed as a class under the Brazilian Consumer Defense Code. Philip Morris Brasil Industria e Commercio Ltda. appealed this decision and this appeal is pending before the Supreme Federal Court in Brazil. In addition, in February 2004, the trial court awarded the equivalent of approximately R$1,000 (with the current exchange rate, approximately U.S. $450) per smoker per full year of smoking for moral damages plus interest at the rate of 1% per month, as of the date of the ruling. The court order contemplates a second stage of the case in which individuals are to file their claims. Material damages, if any, will be assessed in this second phase. Defendants have appealed this decision to the São Paulo Court of Appeals, and execution of the judgment has been stayed until the appeal is resolved.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

A number of foreign governmental entities have filed health care cost recovery actions in the United States. Such suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. All of these 36 cases have been dismissed; the two cases brought by the Republic of Panama and the Brazilian State of São Paulo remain pending on appeal. In addition to the cases brought in the United States, health care cost recovery actions have also been brought in Israel (1), the Marshall Islands (1; dismissed), Canada (1), and France (1; dismissed, but on appeal), and other entities have stated that they are

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

considering filing such actions. In September 2005, in the case in Canada, the Canadian Supreme Court ruled that legislation permitting the lawsuit is constitutional, and, as a result, the case which had previously been dismissed by the trial court will now proceed.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments under the National Tobacco Grower Settlement Trust discussed below), subject to adjustments for several factors, including inflation, market share and industry volume: 2006 through 2007, $8.4 billion each year; and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

Non-Participating Manufacturer Adjustments

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (“OPMs”), are participating in proceedings that may result in a downward adjustment to the amounts paid by the OPMs to the states and territories that are parties to the MSA for the years 2003 and 2004.

2003 Non-Participating Manufacturer Adjustment

In April 2005, the OPMs initiated a proceeding under the MSA’s NPM Adjustment provisions, seeking a downward adjustment of the OPMs’ annual payments under the MSA for 2003 due to the OPMs’ collective loss of market share to Non-Participating Manufacturers (“NPMs”), companies who are not subject to the payment obligations and marketing restrictions of the MSA. In March 2006, an independent economic consulting firm jointly selected by the MSA parties issued a final, non-appealable determination that the disadvantages of the MSA were a “significant factor” contributing to the OPMs’ collective loss of market share as of 2003. A state may avoid a downward adjustment to its share of the OPMs’ annual payments for 2003 if it establishes that it diligently enforced a qualifying escrow statute during the entirety of 2003 (such downward adjustment is then potentially re-allocated to any states that do not establish such diligent enforcement). PM USA believes that the MSA’s arbitration clause requires a state to submit its claim to have diligently enforced such an escrow statute during 2003 to binding arbitration before a panel of three former federal judges in the manner provided for in the MSA. Notwithstanding the MSA’s arbitration clause, beginning in April 2006, a number of states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

statute during 2003, and is therefore immune from any downward adjustment to its share of the OPMs’ annual payments for 2003. Thirty-six such actions are currently pending against the OPMs, including PM USA. The OPMs have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA. The issue of what forum will determine the states’ diligent enforcement claims, and the availability and the precise amount of any NPM Adjustment for 2003, will not be finally determined until 2007 or thereafter. There is no certainty that the OPMs will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment, the adjustment may be applied as a credit against future MSA payments and would be allocated among the OPMs pursuant to the MSA’s provisions for allocation of the NPM Adjustment among the OPMs.

2004 Non-Participating Manufacturer Adjustments

In April 2006, the OPMs initiated NPM Adjustment proceedings seeking a downward adjustment of their annual payments under the MSA for 2004. A “significant factor” proceeding for calendar year 2004 is now pending before the same independent economic consulting firm that made the 2003 significant factor determination (see above). The firm is required to render its final determination on or before January 22, 2007. If the firm determines that the disadvantages of the MSA were a “significant factor” contributing to the OPMs’ collective loss of market share to NPMs as of 2004, each state may avoid a downward adjustment to its share of the OPMs’ annual payment for 2004 if it establishes that the state diligently enforced a qualifying escrow statute during the entirety of 2004 (such downward adjustment is then potentially re-allocated to any states that do not establish such diligent enforcement). The availability and the precise amount of any NPM Adjustment for 2004 will not be finally determined until 2007 or thereafter. There is no certainty that the OPMs will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment, the adjustment may be applied as a credit against future MSA payments and would be allocated among the OPMs pursuant to the MSA’s provisions for allocation of the NPM Adjustment among the OPMs.

National Grower Settlement Trust

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota holders. To that end, in 1999, four of the major domestic tobacco product manufacturers, including PM USA, established the National Tobacco Grower Settlement Trust (“NTGST”), a trust fund to provide aid to tobacco growers and quota holders. The trust was to be funded by these four manufacturers over 12 years with payments, prior to application of various adjustments, scheduled to total $5.15 billion. Provisions of the NTGST allowed for offsets to the extent that industry-funded payments were made for the benefit of growers or quota holders as part of a legislated end to the federal tobacco quota and price support program.

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out which is estimated at approximately $9.5 billion is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments offset already scheduled payments to the NTGST. FETRA also obligated manufacturers and importers of tobacco products to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2006 and beyond.

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

Several actions are currently pending challenging the legality of various provisions of the MSA under various theories. Neither ALG nor PM USA is a party in these actions. There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust and constitutional law. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York Escrow Statute. Plaintiffs’ motion for summary judgment is pending. Additionally, in a separate proceeding pending in New York federal court, plaintiffs sought to enjoin the statutes enacted by New York and 30 other states in connection with the MSA on the grounds that the statutes violate the Commerce Clause of the United States Constitution. In May 2006, the court denied plaintiffs’ motion for an injunction and plaintiffs have appealed. In March 2006, the United States Court of Appeals for the Fifth Circuit reversed a Louisiana trial court’s dismissal of federal challenges to the “allowable share” provisions of the MSA. As a result, the case will proceed to trial in federal court beginning in March 2007. Similar lawsuits have been brought in other states on similar antitrust, Commerce Clause and/or other constitutional theories, including Kentucky, Arkansas, Kansas, Louisiana, Nebraska, Tennessee and Oklahoma, and a similar proceeding has been brought under the provisions of the North American Free Trade Agreement in the United Nations. In addition, appeals of cases raising similar constitutional and antitrust challenges to the MSA are currently pending before the United States Court of Appeals for the Second, Sixth, Eighth and Tenth Circuits.

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

Lights/Ultra Lights Cases

Overview

Plaintiffs in these class actions (some of which have not been certified as such), allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act and implied preemption by the policies and directives of the Federal Trade Commission, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one cases are pending in Arkansas (2), Delaware (1), Florida (1), Illinois (2), Kansas (1), Louisiana (1), Maine (1), Massachusetts (1), Minnesota (1), Missouri (1), New Hampshire (1), New Mexico (1), New Jersey (1), New York (1), Oregon (1), Tennessee (1), Washington (1), and West Virginia (2). In addition, there are two cases pending in Israel. Other entities have stated that they are considering filing such actions against ALG, PMI, and PM USA.

To date, trial courts in Arizona, Oregon and Washington have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

certifications in two cases and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case, which is discussed below. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has stayed further proceedings pending the resolution of the Engle case discussed above.

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Ohio (Marrone and Phillipps), Minnesota (Curtis) and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. Developments in these cases include:

•	Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In April 2006, plaintiffs filed a motion to redefine the class to include all persons who after November 25, 1994 purchased packs or cartons of Marlboro Lights cigarettes in Massachusetts that displayed the legend “Lower Tar & Nicotine” (the original class definition did not include a reference to lower tar and nicotine). PM USA’s motion for summary judgment based on the state consumer protection statutory exemption and federal preemption is pending before the trial court.

•	Marrone and Phillipps: In September 2004, an appellate court affirmed the class certification orders, and PM USA sought review by the Ohio Supreme Court. In June 2006, the Ohio Supreme Court reversed the appellate court decision and decertified the classes in the two cases.

•	Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a Lights case to federal court based on the federal officer jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiff’s motion to remand the case to state court. The case is now pending in federal court.

•	Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In September 2005, PM USA removed Craft to federal court based on the Eighth Circuit’s decision in Watson. In March 2006, the federal trial court granted plaintiffs’ motion and remanded the case to the Missouri state trial court. In May 2006, the Missouri Supreme Court declined to review the trial court’s class certification decision.

In addition to these cases, plaintiffs’ motion for certification of a nationwide class is pending in a case in the United States District Court for the Eastern District of New York (Schwab). In September 2005, the trial court hearing the Schwab case granted in part defendants’ motion for partial summary judgment dismissing plaintiffs’ claims for equitable relief, and denied a number of plaintiffs’ motions for summary judgment. In November 2005, the trial court hearing the Schwab case ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. Also, in December 2005, in the Miner case pending in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. In December 2005, defendants filed a motion to stay plaintiffs’ motion for class certification until the court rules on PM USA’s pending motion to transfer venue to the United States District Court for the Eastern District of Arkansas. This motion was granted in January 2006. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in the Watson case. If the writ is denied, plaintiffs in Miner have consented to the entry of summary judgment in defendants’ favor. Similarly, plaintiffs in the Watson case have stipulated to the entry of summary judgment in defendants’ favor if the United States Supreme Court rejects

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

plaintiffs’ petition for writ of certiorari. In addition, plaintiffs’ motions for class certification are pending in the cases in Kansas, New Jersey, New York, New Mexico and Tennessee.

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of Altria Group, Inc.) The judge’s order also required PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal on the note, which are due in April 2008, 2009 and 2010. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions that the case be dismissed. In May 2006, the Illinois Supreme Court denied plaintiffs’ motion for rehearing. In June 2006, the Illinois Supreme Court ordered the return to PM USA of approximately $2.15 billion being held in escrow to secure the appeal bond in the case and terminated PM USA’s obligations to pay administrative fees to the Madison County Clerk. The pre-existing 7.0%, $6 billion long-term note from ALG to PM USA remains in escrow pending the outcome of plaintiffs’ anticipated petition for writ of certiorari to the United States Supreme Court, which must be filed by September 5, 2006. However, the Illinois Supreme Court’s June 2006 order terminated PM USA’s obligations to deposit payments on the note.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases:  As of August 1, 2006, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA and PMI, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case.

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

Cases Under the California Business and Professions Code:  In June 1997 and July 1998, two suits (Brown and Daniels), were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases, and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. In September 2004, the trial court in the other case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law, which, in two July 2006 opinions, the California Supreme Court ruled applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed.

In May 2004, a lawsuit (Gurevitch) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2005, defendants’ motion to dismiss was granted; however, plaintiffs’ motion for leave to amend the complaint was also granted, and plaintiffs filed an amended complaint in September 2005. In October 2005, the court stayed this action pending the California Supreme Court’s rulings on two cases not involving PM USA. On July 24, 2006, the California Supreme Court issued rulings in the two cases and held that a recent change in California law known as Proposition 64, which limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations, properly applies to pending cases. As of August 1, 2006, the stay in Gurevitch was still in effect.

Asbestos Contribution Cases:  These cases, which have been brought on behalf of former asbestos manufacturers and affiliated entities against PM USA and other cigarette manufacturers, seek, among other things, contribution or reimbursement for amounts expended in connection with the defense and payment of asbestos claims that were allegedly caused in whole or in part by cigarette smoking. The one case pending in California was dismissed on July 28, 2006 with prejudice.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain Other Actions

IRS Challenges to PMCC Leases:  The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and net interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year.

It is possible that there could be adverse developments in pending cases. An unfavorable outcome or settlement of pending tobacco related litigation could encourage the commencement of additional litigation. Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 40 states now limit the dollar amount of bonds or require no bond at all.

ALG and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this Note 11. Contingencies: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related litigation; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending tobacco-related litigation; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

It is possible that Altria Group, Inc.’s consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes the litigation environment has substantially improved. ALG and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts against it. All such cases are, and will continue to be, vigorously defended. However, ALG and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of ALG’s stockholders to do so.

Third-Party Guarantees

At June 30, 2006, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $307 million, of which $280 million have no specified expiration dates. The remainder expire through 2023, with $15 million expiring through June 30, 2007. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

payments or achieve performance measures. Altria Group, Inc. has a liability of $38 million on its condensed consolidated balance sheet at June 30, 2006, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

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

The Internal Revenue Service (“IRS”) concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. Consequently, in March 2006, Altria Group, Inc. recorded non-cash tax benefits of approximately $1.0 billion, which represent the reversal of tax reserves following the issuance of the RAR. Although there will be no impact to Altria Group, Inc.’s consolidated operating cash flow, Altria Group, Inc. reimbursed $337 million in cash to Kraft for its portion of the $1.0 billion in tax benefits, as well as pre-tax interest of $46 million. The tax reversal, adjusted for Kraft’s minority interest, resulted in an increase to net earnings and diluted earnings per share of $960 million and $0.46, respectively, for the six months ended June 30, 2006.

Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and net interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which will become effective for Altria Group, Inc. on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken in a tax return. Altria Group, Inc. is presently evaluating the impact of FASB Interpretation No. 48 and currently believes that adoption of the standard will result in an increase to stockholders’ equity as of January 1,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2007. In addition, the FASB also issued FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which will also become effective for Altria Group, Inc. on January 1, 2007. This Staff Position requires the revenue recognition calculation and lease classification to be reevaluated if the projected timing of income tax cash flows generated by a leveraged lease is revised. Altria Group, Inc. is presently evaluating the impact, if any, of this Staff Position.

During the second quarter of 2005, Altria Group, Inc. finalized its plan to repatriate $6.0 billion of foreign earnings under the provision of the American Jobs Creation Act. Deferred taxes had previously been provided for a portion of the dividends remitted. Their reversal more than offset the tax costs to repatriate the earnings and resulted in a net tax reduction of $209 million in the consolidated income tax provision during the second quarter of 2005.

Note 13. Subsequent Events:

United Biscuits Agreement

In July 2006, Kraft announced an agreement with United Biscuits (“UB”) to acquire the Spanish and Portuguese operations of UB, and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.07 billion.

The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven UB manufacturing facilities and 1,300 employees. Together, these businesses generated net revenues of approximately $400 million in 2005.

The acquisition will be financed by Kraft’s assumption of approximately $548 million of debt issued by the acquired business immediately prior to the acquisition, as well as $522 million of value for the redemption of Kraft’s outstanding investment in UB, primarily deep-discount securities. The redemption of Kraft’s interest in UB is expected to result in a gain on closing, benefiting Altria Group, Inc. by approximately $0.09 per diluted share, subject to currency movements and the finalization of income tax effects.

The transaction is expected to close in the third quarter of 2006, pending regulatory approval.

Rice Sale

On July 27, 2006, Kraft announced that it had agreed to sell its rice brand and assets for approximately $280 million. The transaction, which is subject to regulatory review, is expected to result in an after-tax gain to Altria Group, Inc. of approximately $140 million or $0.07 per diluted share.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), and its majority-owned (88.1% as of June 30, 2006) subsidiary, Kraft Foods Inc. (“Kraft”), are engaged in the manufacture and sale of various consumer products, including cigarettes and other tobacco products, packaged grocery products, snacks, beverages, cheese and convenient meals. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, ALG had a 28.7% economic and voting interest in SABMiller plc (“SABMiller”) at June 30, 2006. ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.

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

Sampoerna’s financial position and results of operations were fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. During the first six months of 2006 and 2005, Sampoerna contributed $287 million and $73 million, respectively, of operating income and $123 million and $33 million, respectively, of net earnings. During the second quarter of 2006 and 2005, Sampoerna contributed $151 million and $73 million, respectively, of operating income and $62 million and $33 million, respectively, of net earnings.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Six Months Ended June 30, 2006 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the six months ended June 30, 2006, from the six months ended June 30, 2005, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS From Continuing Operations
For the six months ended June 30, 2005	$5,496	$2.64

2005 Domestic tobacco headquarters relocation charges	2	-
2005 Gains on sales of businesses, net	(64)	(0.03)
2005 Asset impairment, exit and implementation costs	169	0.08
2005 Tax items	(266)	(0.13)

Subtotal 2005 items	(159)	(0.08)

2006 Italian antitrust charge	(61)	(0.03)
2006 Asset impairment, exit and implementation costs	(305)	(0.15)
2006 Tax items	965	0.46
2006 Losses on sales of businesses	(6)
2006 Provision for airline industry exposure	(66)	(0.03)

Subtotal 2006 items	527	0.25

Currency	(151)	(0.07)
Change in tax rate	67	0.03
Higher shares outstanding		(0.03)
Operations	408	0.20

For the six months ended June 30, 2006	$6,188	$2.94

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis. Amounts shown above that relate to Kraft are reported net of the related minority interest impact.

Asset Impairment, Exit and Implementation Costs – In January 2004, Kraft announced a three-year restructuring program. In January 2006, Kraft announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities and the elimination of approximately 14,000 positions. During the six months ended June 30, 2006 and 2005, Kraft recorded pre-tax charges of $348 million ($208 million after taxes and minority interest) and $131 million ($74 million after taxes and minority interest), respectively, for the restructuring plan, including pre-tax implementation costs of $30 million and $45 million, respectively.

Kraft incurred a pre-tax asset impairment charge of $86 million ($48 million after taxes and minority interest) in the first quarter of 2006 in recognition of the sale of its pet snacks brand and assets in the third quarter of 2006. During the first six months of 2006, PMI and Altria Group, Inc. recorded pre-tax asset impairment and exit costs totaling $55 million ($35 million after taxes) and during the first six months of 2005, Altria Group, Inc. and PMI recorded pre-tax asset impairment and exit costs totaling $62 million ($43 million after taxes).

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

Gains/Losses on Sales of Businesses, net – The unfavorable impact is due primarily to the gain on sale of Kraft’s U.K. desserts assets in the first quarter of 2005.

Provision for Airline Industry Exposure – During the second quarter of 2006, PMCC increased its allowance for losses by $103 million ($66 million after taxes), due to continuing issues within the airline industry.

Currency – The unfavorable currency impact is due primarily to the strength of the U.S. dollar versus the Japanese yen and euro.

Income Taxes – Altria Group, Inc.’s income tax rate decreased by 9.9 percentage points to 21.0%. The 2006 tax rate includes approximately $1.0 billion of non-cash tax benefits, representing the reversal of tax reserves after the U.S. Internal Revenue Service (“IRS”) concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The 2006 tax rate also includes the reversal of tax accruals of $48 million no longer required at Kraft. The 2005 tax rate reflects a $209 million benefit related to dividend repatriation under the American Jobs Creation Act in 2005 and the reversal of tax accruals of $56 million no longer required at Kraft.

Shares Outstanding – Higher shares outstanding during the six months ended June 30, 2006, primarily reflects exercises of employee stock options and the impact of stock options outstanding.

Continuing Operations – The increase in results from continuing operations was due primarily to the following:

•	Higher domestic tobacco income, reflecting lower wholesale and retail promotional allowance rates, partially offset by lower volume and higher marketing, administration and research costs.

•	Higher international tobacco income, reflecting higher pricing and the impact of acquisitions in Indonesia and Colombia, partially offset by unfavorable volume/mix (including a $70 million benefit in 2005 related to the inventory sale to the new distributor in Italy), and higher marketing, administration and research costs.

•	Higher North American food income, reflecting favorable volume/mix and lower marketing, administration and research costs, partially offset by unfavorable costs, net of higher pricing.

•	Higher international food income, reflecting favorable volume/mix and higher pricing, partially offset by higher marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended June 30, 2006 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the three months ended June 30, 2006, from the three months ended June 30, 2005, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS From Continuing Operations
For the three months ended June 30, 2005	$2,912	$1.40

2005 Domestic tobacco headquarters relocation charges	1	-
2005 Losses on sales of businesses, net	1	-
2005 Asset impairment, exit and implementation costs	60	0.03
2005 Tax items	(227)	(0.11)

Subtotal 2005 items	(165)	(0.08)

2006 Asset impairment, exit and implementation costs	(180)	(0.09)
2006 Tax items	(2)	-
2006 Losses on sales of businesses	(3)	-
2006 Provision for airline industry exposure	(66)	(0.03)

Subtotal 2006 items	(251)	(0.12)

Currency	(44)	(0.02)
Change in tax rate	36	0.02
Higher shares outstanding		(0.01)
Operations	223	0.10

For the three months ended June 30, 2006	$2,711	$1.29

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis. Amounts shown above that relate to Kraft are reported net of the related minority interest impact.

Asset Impairment, Exit and Implementation Costs – During the three months ended June 30, 2006 and 2005, Kraft recorded pre-tax charges of $243 million ($146 million after taxes and minority interest) and $55 million ($31 million after taxes and minority interest), respectively, for the restructuring plan, including pre-tax implementation costs of $17 million and $26 million, respectively.

During the second quarter of 2006, Altria Group, Inc. and PMI recorded pre-tax asset impairment and exit costs of $53 million ($34 million after taxes) and during the second quarter of 2005, Altria Group, Inc. and PMI recorded pre-tax asset impairment and exit costs totaling $41 million ($29 million after taxes).

For further details on the restructuring program or asset impairment, exit and implementation costs, see Note 2 to the Condensed Consolidated Financial Statements and the Food Business Environment section of the following Discussion and Analysis.

Currency – The unfavorable currency impact is due primarily to the strength of the U.S. dollar versus the Japanese yen and euro.

Income Taxes – Altria Group, Inc.’s income tax rate increased by 4.9 percentage points to 33.6%. The 2005 tax rate reflects a $209 million benefit related to dividend repatriation under the American Jobs Creation Act in 2005.

Provision for Airline Industry Exposure – During the second quarter of 2006, PMCC increased its allowance for losses by $103 million ($66 million after taxes), due to continuing issues within the airline industry.

Shares Outstanding – Higher shares outstanding during the quarter ended June 30, 2006, primarily reflects exercises of employee stock options and the impact of stock options outstanding.

Continuing Operations – The increase in results from continuing operations was due primarily to the following:

•	Higher international tobacco income, reflecting higher pricing and the favorable impact of acquisitions, partially offset by higher marketing, administration and research costs.

•	Higher domestic tobacco income, reflecting lower wholesale and retail promotional allowance rates, partially offset by lower volume and higher marketing, administration and research costs.

•	Higher North American food income, reflecting favorable volume/mix, partially offset by lower pricing related to declines in cheese commodity costs.

•	Higher international food income, reflecting higher volume/mix and higher pricing, partially offset by higher marketing costs.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2006 Forecasted Results – On July 25, 2006, Altria Group, Inc. raised its previously announced projection for 2006 full-year diluted EPS from continuing operations from a range of $5.25 to $5.35 to a range of $5.40 to $5.50. This change reflects Kraft’s anticipated gain on the redemption of its interest in United Biscuits (benefiting Altria Group, Inc. by approximately $0.09 per share, subject to currency movements and the finalization of income tax effects), Kraft’s forecast for lower than expected restructuring charges for the full year (negatively impacting Altria Group, Inc. by approximately $0.28 per share versus $0.36 per share in previous guidance), and a charge of $0.03 per share for the increase in the allowance for losses related to the airline industry at PMCC. On July 27, 2006, Kraft announced that it had agreed to sell its rice brand and assets for approximately $280 million. The transaction, which is subject to regulatory review, is expected to result in an after-tax gain to Altria Group, Inc. of approximately $140 million ($0.07 per share). The gain has not been included in the guidance amounts above since the sale is subject to regulatory review, the timing of which cannot currently be estimated. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 76-79 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Net revenues:
Domestic tobacco	$9,108	$8,936	$4,785	$4,790
International tobacco	24,111	22,910	12,310	11,565
North American food	11,588	11,304	5,945	5,751
International food	5,154	5,089	2,674	2,583
Financial services	163	163	55	95

Net revenues	$50,124	$48,402	$25,769	$24,784

Operating income:
Operating companies income (loss):
Domestic tobacco	$2,417	$2,299	$1,301	$1,261
International tobacco	4,106	4,099	2,139	2,024
North American food	1,938	1,968	1,042	1,058
International food	348	540	184	247
Financial services	37	111	(59)	70
Amortization of intangibles	(16)	(8)	(9)	(4)
General corporate expenses	(348)	(362)	(195)	(185)

Operating income	$8,482	$8,647	$4,403	$4,471

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

The following events that occurred during the six months ended June 30, 2006 and 2005, affected the comparability of statement of earnings amounts.

•	Income Tax Benefit – The Internal Revenue Service (“IRS”) concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. Consequently, in March 2006, Altria Group, Inc. recorded non-cash tax benefits of approximately $1.0 billion, which represent the reversal of tax reserves following the issuance of the RAR. Although there will be no impact to Altria Group, Inc.’s consolidated cash flow, Altria Group, Inc. reimbursed $337 million in cash to Kraft for its portion of the $1.0 billion in tax benefits, as well as pre-tax interest of $46 million. The tax reversal, adjusted for Kraft’s minority interest, resulted in an increase to net earnings and diluted earnings per share of approximately $960 million and $0.46, respectively, for the first quarter of 2006. Also, during the second quarter of 2005, Altria Group, Inc. reversed $209 million of deferred taxes upon finalization of its plans to repatriate $6.0 billion under provisions of the American Jobs Creation Act.

•	Italian Antitrust Charge – As further discussed in Note 11. Contingencies, during the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.

•	Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale of 4.0 billion units to its new distributor in Italy, resulting in a $96 million pre-tax operating companies income benefit for the international tobacco segment. During the second quarter of 2005, the new distributor reduced its inventories by approximately 1.0 billion units, resulting in lower shipments for PMI. The net impact of these actions was a benefit to PMI’s pre-tax operating companies income of approximately $70 million for the six months ended June 30, 2005.

•	Asset Impairment and Exit Costs – For the six months and three months ended June 30, 2006 and 2005, pre-tax asset impairment and exit costs consisted of the following:

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2006	2005	2006	2005

		(in millions)

Separation program	International tobacco*	$23	$18	$21	$15
Separation program	General corporate**	30	38	30	20
Restructuring program	North American food	155	29	120	5
Restructuring program	International food	163	57	106	24
Asset impairment	International tobacco		6		6
Asset impairment	North American food	99	93
Asset impairment	International food	11
Asset impairment	General corporate	2		2

Asset impairment and exit costs		$483	$241	$279	$70

*	PMI’s pre-tax charges primarily related to the streamlining of various operations. On July 6, 2006, PMI announced that it intends to close its factory in Munich, Germany, in 2009, with the terms and conditions subject to final agreement with the local Works Council. PMI estimates that the total cost to close the facility will be approximately $100 million, of which approximately $20 million will be due to accelerated depreciation through 2009.

**	Altria Group, Inc.’s pre-tax charges primarily related to the streamlining of various corporate functions.

•	Discontinued Operations – As more fully discussed in Note 7. Divestitures, in June 2005, Kraft sold substantially all of its sugar confectionery business. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented.

•	Losses/Gains on Sales of Businesses, net – During the first six months of 2006, operating companies income of the North American food segment included pre-tax losses on sales of businesses of $11 million, related to Kraft’s sale of its industrial coconut assets, certain Canadian assets and a small U.S. biscuit brand. During the first six months of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the sale of Kraft’s U.K. desserts assets.

•	Provision for Airline Industry Exposure – During the second quarter of 2006, PMCC increased its allowance for losses by $103 million, due to continuing issues within the airline industry.

Consolidated Results of Operations for the Six Months Ended June 30, 2006

The following discussion compares consolidated operating results for the six months ended June 30, 2006, with the six months ended June 30, 2005.

Net revenues, which include excise taxes billed to customers, increased $1.7 billion (3.6%). Excluding excise taxes, net revenues increased $896 million (2.7%), due primarily to increases from both the tobacco and food businesses (including the impact of acquisitions at international tobacco), partially offset by unfavorable currency, and the impact of North American food divestitures.

Operating income decreased $165 million (1.9%), due primarily to the higher charges for asset impairment and exit costs (primarily Kraft), the unfavorable impact of currency, an increase in the provision for airline industry exposure at PMCC, the Italian antitrust charge at PMI, and unfavorable comparisons with the first six months of 2005 when Kraft benefited from gains on sales of businesses. These decreases were partially offset by higher operating results from the tobacco, food and financial services businesses, including the impact of acquisitions at international tobacco.

Currency movements decreased net revenues by $1.2 billion ($610 million, after excluding the impact of currency movements on excise taxes) and operating income by $230 million. These decreases were due primarily to the strength versus prior year of the U.S. dollar against the Japanese yen and euro.

Altria Group, Inc.’s tax rate decreased by 9.9 percentage points to 21.0%. The 2006 tax rate includes approximately $1.0 billion of non-cash tax benefits, representing the reversal of tax reserves after the IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 and issued a final RAR on March 15, 2006. The 2006 tax rate also includes the reversal of tax accruals of $48 million no longer required at Kraft. The 2005 tax rate reflects a $209 million benefit related to dividend repatriation under the American Jobs Creation Act, and the reversal of tax accruals of $56 million no longer required at Kraft.

Interest and other debt expense, net, of $509 million decreased $92 million, due primarily to lower debt levels and higher interest income, partially offset by higher interest rates.

Earnings from continuing operations of $6.2 billion increased $692 million (12.6%), due primarily to the reversal of tax reserves and lower interest expense, partially offset by lower operating income (reflecting higher asset impairment and exit costs at Kraft in 2006). Diluted and basic EPS from continuing operations of $2.94 and $2.97, respectively, increased by 11.4% and 11.7%, respectively.

Net earnings of $6.2 billion increased $925 million (17.6%). Diluted and basic EPS from net earnings of $2.94 and $2.97, respectively, increased by 16.2% and 16.5%, respectively.

Consolidated Results of Operations for the Three Months Ended June 30, 2006

The following discussion compares consolidated operating results for the three months ended June 30, 2006, with the three months ended June 30, 2005.

Net revenues, which include excise taxes billed to customers, increased $985 million (4.0%). Excluding excise taxes, net revenues increased $549 million (3.2%), due primarily to increases in international tobacco (including the impact of acquisitions) and the food businesses, partially offset by unfavorable currency, and the impact of North American food divestitures.

Operating income decreased $68 million (1.5%), due primarily to higher charges for asset impairment and exit costs (primarily Kraft), an increase in the provision for the airline industry exposure at PMCC and the unfavorable impact of currency. These decreases were partially offset by higher operating results from the tobacco and food businesses, including the impact of acquisitions at international tobacco.

Currency movements decreased net revenues by $450 million ($222 million, after excluding the impact of currency movements on excise taxes) and operating income by $67 million. These decreases were due primarily to the strength versus prior year of the U.S. dollar against the Japanese yen and euro.

Altria Group, Inc.’s tax rate increased by 4.9 percentage points to 33.6%. The 2005 tax rate reflects a $209 million benefit related to dividend repatriation under the American Jobs Creation Act in 2005.

Interest and other debt expense, net, of $266 million decreased $54 million, due primarily to lower debt levels, partially offset by higher interest rates.

Earnings from continuing operations of $2.7 billion decreased $201 million (6.9%), due primarily to the 2005 tax benefit and lower operating income (reflecting higher asset impairment and exit costs at Kraft in 2006), partially offset by lower interest expense. Diluted and basic EPS from continuing operations of $1.29 and $1.30, respectively, decreased by 7.9% and 7.8%, respectively.

The loss from discontinued operations, net of income taxes and minority interest, in 2005 was due primarily to the recording of additional tax expense as a loss on sale of Kraft’s sugar confectionery business in the second quarter of 2005.

Net earnings of $2.7 billion increased $44 million (1.6%). Diluted and basic EPS from net earnings of $1.29 and $1.30, respectively, both increased by 0.8%.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and abroad, faces a number of challenges that may continue to adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and ALG. These challenges, which are discussed below and in the Cautionary Factors That May Affect Future Results section include:

•	the civil lawsuit filed by the United States government against various cigarette manufacturers and others, including PM USA and ALG, discussed in Note 11. Contingencies (“Note 11”);

•	punitive damages verdicts against PM USA in certain smoking and health cases discussed in Note 11;

•	pending and threatened litigation and bonding requirements as discussed in Note 11;

•	competitive disadvantages related to price increases in the United States attributable to the settlement of certain tobacco litigation;

•	actual and proposed excise tax increases worldwide as well as changes in tax structures in foreign markets;

•	the sale of counterfeit cigarettes by third parties;

•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations, and the potential assertion of claims, relating to contraband shipments of cigarettes;

•	governmental investigations;

•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;

•	actual and proposed restrictions on imports in certain jurisdictions outside the United States;

•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales;

•	governmental and private bans and restrictions on smoking;

•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking;

•	governmental regulations setting ignition propensity standards for cigarettes; and

•	other actual and proposed tobacco legislation both inside and outside the United States.

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

Tar and Nicotine Test Methods and Brand Descriptors:  A number of governments and public health organizations throughout the world have determined that the existing standardized machine-based methods for measuring tar and nicotine yields do not provide useful information about tar and nicotine deliveries and that such results are misleading to smokers. For example, in the 2001 publication of Monograph 13, the U.S. National Cancer Institute (“NCI”) concluded that measurements based on the Federal Trade Commission (“FTC”) standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” Thereafter, the FTC issued a press release indicating that it would be working with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors. That petition remains pending. In addition, the World Health Organization (“WHO”) has concluded that these standardized measurements are “seriously flawed” and that measurements based upon the current standardized methodology “are misleading and should not be displayed.” The International Organization for Standardization (“ISO”) has established a working group, chaired by the WHO, to develop a new measurement method which would more accurately reflect human smoking behavior. The working group has issued a final report proposing two alternative smoking methods for ISO consideration.

In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly challenged the use of descriptors — such as “light,” “mild,” and “low tar” — that are based on measurements produced by those methods. For example, the European Commission has concluded that descriptors based on standardized tar and nicotine yield measurements “may mislead the consumer” and has prohibited the use of descriptors. Public health organizations have also urged that descriptors be banned. For example, the Scientific Advisory Committee of the WHO concluded that descriptors such as “light, ultra-light, mild and low tar” are “misleading terms” and should be banned. In 2003, the WHO proposed the Framework Convention on Tobacco Control (“FCTC”), a treaty that requires signatory nations to adopt and implement measures to ensure that descriptive terms do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.” Such terms “may include ‘low tar,’ ‘light,’ ‘ultra-light,’ or ‘mild.’” For a discussion of the FCTC, see below under the heading “The WHO’s Framework Convention on Tobacco Control.” In addition, public health organizations in Canada and the United States have advocated “a complete prohibition of the use of deceptive descriptors such as ‘light’ and ‘mild.’” In July 2005, PMI’s Australian affiliates agreed to refrain from using descriptors in Australia on cigarettes, cigarette packaging and on material intended to be disseminated to the general public in Australia in relation to the marketing, advertising or sale of cigarettes.

See Note 11, which describes pending litigation concerning the use of brand descriptors.

Food and Drug Administration (“FDA”) Regulations:  In March 2005, bipartisan legislation was introduced in the United States Senate and House of Representatives that, if enacted, would grant the FDA broad authority to regulate the design, manufacture and marketing of tobacco products and disclosures of related information. ALG and PM USA support this legislation. Whether Congress will grant the FDA broad authority over tobacco products in the future cannot be predicted.

Tobacco Quota Buy-Out:  In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and will be paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost will be allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by four of the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. For a discussion of the NTGST, see Note 11. Altria Group, Inc. does not anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2006 and beyond.

Ingredient Disclosure Laws:  Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information. In some jurisdictions, governments have prohibited the use of certain ingredients, and proposals have been discussed to further prohibit the use of ingredients. Under an EU tobacco product directive, tobacco companies are now required to disclose ingredients and toxicological information to each Member State. In implementing the EU tobacco product directive, the Netherlands has issued a decree that would require tobacco companies to disclose the ingredients used in each brand of cigarettes, including quantities used. PMI and other tobacco companies filed an action to contest this decree on the grounds of lack of protection of proprietary information. In December 2005, the District Court of the Hague agreed with the tobacco companies that certain information required to be disclosed under the decree constitutes proprietary trade secrets. However, the court also held that the companies’ interests in protecting their trade secrets must be balanced against the public’s right to information about the ingredients in tobacco products. The court therefore upheld the decree and instructed the government to weigh the public’s interests against the companies’ interests, in implementing the ingredient disclosure requirements in the decree. In March 2006, PMI, the government and others appealed these decisions. Concurrently with pursuing this appeal, PMI is discussing with the relevant authorities the appropriate implementation of the EU tobacco product directive in the Netherlands and throughout the European Union.

Health Effects of Smoking and Exposure to Environmental Tobacco Smoke (“ETS”):  Reports with respect to the health risks of cigarette smoking have been publicized for many years, including most recently in a June 2006 United States Surgeon General report on ETS entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” The sale, promotion, and use of cigarettes continue to be subject to increasing governmental regulation. Further, it is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure. Although most regulation of ETS exposure to date has been done at the local level through bans in public establishments, the state of California is in the process of regulating ETS exposure in the ambient air at the state level. In January 2006, the California Air Resources Board (“CARB”) listed ETS as a toxic air contaminant under state law. CARB is now required to consider the adoption of appropriate control measures utilizing “best available control technology” in order to reduce public exposure to ETS in outdoor air to the “lowest level achievable.” In addition, in June 2006, the California Office of Environmental Health Hazard Assessment (“OEHHA”) listed ETS as a contaminant known to the State of California to cause reproductive toxicity. Consequently, under California Proposition 65, businesses employing 10 or more persons must, by June 9, 2007, post warning signs in certain areas stating that ETS is known to the State of California to be a reproductive toxicant.

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

PM USA and PMI each have established websites that include, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and ETS. These sites reflect PM USA’s and PMI’s agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The websites advise smokers, and those considering smoking, to rely on the messages of public health authorities in making all smoking-related decisions. The website addresses are www.philipmorrisusa.com and www.philipmorrisinternational.com. The information on PM USA’s and PMI’s websites is not, and shall not be deemed to be, a part of this document or incorporated into any filings ALG makes with the Securities and Exchange Commission.

The WHO’s Framework Convention on Tobacco Control (“FCTC”):  The FCTC entered into force on February 27, 2005. As of August 1, 2006, the FCTC had been signed by 168 countries and the EU, ratified by 130 countries and confirmed by the EU. The FCTC is the first treaty to establish a global agenda for tobacco regulation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product advertising and promotion; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that may include the use of pictures or graphic images; adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers.

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

Reduced Cigarette Ignition Propensity Legislation:  Legislation requiring cigarettes to meet reduced ignition propensity standards is being considered in several states, at the federal level and in jurisdictions outside the United States. New York State enacted ignition propensity standards in June 2004, and the same standards have now been enacted by five other states, effective as follows: Vermont (May 2006), California (January 2007), New Hampshire (October 2007), Illinois (January 2008) and Massachusetts (January 2008). Similar legislation has been enacted in Canada and took effect in October 2005. PM USA supports the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards and apply to all cigarettes sold in the United States. Similarly, PMI believes that reduced ignition propensity standards should be uniform, technically feasible, and applied against all manufacturers.

Other Legislation or Governmental Initiatives:  Legislative and regulatory initiatives affecting the tobacco industry have been adopted or are being considered in a number of countries and jurisdictions. In 2001, the EU adopted a directive on tobacco product regulation requiring EU Member States to implement regulations that reduce maximum permitted levels of tar, nicotine and carbon monoxide yields; require manufacturers to disclose ingredients and toxicological data; and require cigarette packs to carry health warnings covering no less than 30% of the front panel and no less than 40% of the back panel. The directive also gives Member States the option of introducing graphic warnings as of 2005; requires tar, nicotine and carbon monoxide data to cover at least 10% of the side panel; and prohibits the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others.

All 25 EU Member States have implemented these regulations. The European Commission has issued guidelines for optional graphic warnings on cigarette packaging that Member States may apply as of 2005. Graphic warning requirements have also been proposed or adopted in a number of other jurisdictions. In 2003, the EU adopted a directive prohibiting radio, press and Internet tobacco marketing and advertising, which has now been implemented in most EU Member States. Tobacco control legislation addressing the manufacture, marketing and sale of tobacco products has been proposed or adopted in numerous other jurisdictions.

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

It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented relating to the manufacturing, advertising, sale or use of cigarettes, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented in the United States and in other countries and jurisdictions that might materially affect the business, volume, results of operations and cash flows of PM USA or PMI and ultimately their parent, ALG.

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

Cooperation Agreement between PMI and the European Commission:  In July 2004, PMI entered into an agreement with the European Commission (acting on behalf of the European Community) and 10 Member States of the EU that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. To date, all but one of the 25 Member States have signed the agreement. The agreement resolves all disputes between the European Community and the Member States that signed the agreement, on the one hand, and PMI and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years. In the second quarter of 2004, PMI recorded a pre-tax charge of $250 million for the initial payment. The agreement calls for payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary (this payment was made in July 2006), and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the EU in the year preceding payment. PMI will record these payments as an expense in cost of sales when product is shipped.

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

Operating Results – Six Months Ended June 30, 2006

The following discussion compares tobacco operating results for the six months ended June 30, 2006, with the six months ended June 30, 2005.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2006	2005	2006	2005
	(in millions)
Domestic tobacco	$9,108	$8,936	$2,417	$2,299
International tobacco	24,111	22,910	4,106	4,099

Total tobacco	$33,219	$31,846	$6,523	$6,398

Domestic tobacco.  PM USA’s net revenues, which include excise taxes billed to customers, increased $172 million (1.9%). Excluding excise taxes, net revenues increased $202 million (2.8%) to $7.3 billion, due primarily to lower wholesale and retail promotional allowance rates ($371 million), partially offset by lower volume ($175 million).

Operating companies income increased $118 million (5.1%), due primarily to $275 million of lower wholesale and retail promotional allowance rates, net of higher ongoing resolution costs, partially offset by lower volume ($123 million) and higher marketing, administration and research costs ($50 million).

PM USA’s shipment volume was 90.5 billion units, a decrease of 1.7%, but PM USA estimates that shipment volume was down approximately 1% when adjusted for changes in wholesale and retail trade inventory levels, the timing of 4th of July trade purchases and one more shipping day in 2006. In the premium segment, PM USA’s shipment volume decreased 1.3%. Marlboro shipment volume decreased 0.6 billion units (0.8%) to 74.0 billion units. In the discount segment, PM USA’s shipment volume decreased 6.0%, while Basic shipment volume was down 4.9% to 7.2 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Six Months Ended June 30,
	2006	2005
Marlboro	40.5%	39.9%
Parliament	1.8	1.7
Virginia Slims	2.3	2.3
Basic	4.2	4.3

Focus on Four Brands	48.8	48.2
Other	1.6	1.8

Total PM USA	50.4%	50.0%

PM USA reduced its wholesale promotional allowance on its Focus on Four brands by $0.50 per carton, from $5.50 to $5.00, effective December 19, 2005. In addition, effective December 27, 2005, PM USA increased the price of its other brands by $2.50 per thousand cigarettes or $0.50 per carton.

In April 2005, PM USA announced the construction of its Center for Research and Technology in Richmond, Virginia, which is estimated to cost $350 million. When completed in 2007, the facility will nearly double PM USA’s research space and will house more than 500 scientists, engineers and support staff.

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

International tobacco.  International tobacco net revenues, which include excise taxes billed to customers, increased $1.2 billion (5.2%). Excluding excise taxes, net revenues increased $345 million (3.4%) to $10.5 billion, due primarily to the impact of acquisitions ($629 million) and price increases ($268 million), partially offset by unfavorable currency ($483 million) and unfavorable volume/mix ($69 million).

Operating companies income increased $7 million (0.2%), due primarily to price increases and cost savings ($360 million) and the impact of acquisitions ($227 million), partially offset by unfavorable currency ($224 million), unfavorable volume/mix ($216 million, including the 2005 benefit from the inventory sale in Italy), higher marketing, administration and research costs ($66 million), the Italian antitrust charge ($61 million) and higher fixed manufacturing costs ($14 million).

PMI’s cigarette volume of 424.1 billion units increased 20.8 billion units (5.2%), due to the favorable impact of acquisitions in Indonesia and Colombia, coupled with gains in Argentina, France, Poland, Russia, and Ukraine, partially offset by declines in Germany (due to lower total consumption), Japan (reflecting the prior-year Marlboro inventory build-up in anticipation of the expiration of the Marlboro license in April 2005), Portugal (due to lower share and lower total consumption), Spain (due to lower share and lower total consumption), the Czech Republic (due to lower share) and the impact of the inventory sale to a new distributor in Italy in 2005. Excluding acquisitions, PMI’s cigarette shipment volume decreased 1.5%. PMI’s total tobacco volume, which included 4.5 billion cigarette equivalent units of other tobacco products, grew 5.5%.

In the European Union, PMI’s cigarette volume decreased 5.8%. Excluding the inventory sale in Italy, PMI’s volume decreased 3.7% in the European Union due largely to declines in Spain, Germany, Portugal and the Czech Republic.

In Germany, PMI’s total tobacco volume (which includes other tobacco products) increased 2.1%; however, PMI’s cigarette volume declined 6.3%. The total cigarette market decreased 8.7%, affected by the September 2005 tax-driven price increase. PMI’s cigarette market share increased 0.7 share points to 37.4%, driven by the L&M price repositioning in January 2006 and the growth of Next. PMI captured a 21.6% share of the German tobacco portions segment, driven by Next and f6 tobacco portions. During the fourth quarter of 2005, the European Court of Justice ruled that the German government’s favorable tax treatment of tobacco portions was against EU law. Accordingly, tobacco portions manufactured as of April 1, 2006 now incur the same excise tax as that levied on cigarettes. Existing stocks of tobacco portions are expected to remain in the market through the third quarter of this year.

In Spain, the total cigarette market was down 3.5%, due primarily to the impact of a new tobacco law implemented on January 1, 2006. PMI’s shipment volume decreased 16.1%, reflecting increased consumer down-trading to the low-price segment. As a result of growing price gaps, PMI’s market share in Spain declined 3.5 share points to 32.1%, with a product mix deterioration. On January 21, 2006, the Spanish government raised excise taxes on cigarettes, which would have resulted in even larger price gaps if the tax increase had been passed on to consumers. Accordingly, PMI reduced its cigarette prices on January 26, 2006 to restore the competitiveness of its brands. Late in February the Spanish government again raised the level of excise taxes, but also established a minimum excise tax, following which PMI raised its prices back to prior levels. While the introduction of a minimum excise tax effectively raises the floor price of the cheapest brands, it still permits these brands to maintain sizeable price gaps, and consequently PMI expects full-year income in Spain to be significantly lower in 2006 than 2005.

In Italy, the total cigarette market rose 0.9% versus a low base in 2005, when it was adversely impacted by the compounding effect of the January 2005 smoking ban and the December 2004 tax-driven price increase. PMI’s shipment volume in Italy decreased 9.1%, reflecting the one-time inventory sale in 2005. Excluding the one-time inventory sale, cigarette shipment volume in Italy increased 1.3%. Market share in Italy increased 0.9 share points to 53.5%, driven by Marlboro.

In France, shipment volume increased 11.4% and market share increased 1.1 share points to 42.7%, reflecting the strong performance of Marlboro and the Philip Morris brand.

In Portugal, the total cigarette market declined 8.7%, reflecting lower overall consumption and higher cross-border purchases in Spain. PMI’s shipment volume decreased 15.4% and market share was down 6.4 share points to 79.9%, due to severe price competition and excise tax absorption by some competitors.

In the Czech Republic, shipment volume was down 13.4% and market share was lower, reflecting intense price competition.

In Eastern Europe, Middle East and Africa, volume increased 2.9%, due to gains in several North African markets, Russia and Ukraine, partially offset by declines in Belarus, Romania (due to lower total consumption) and Saudi Arabia (due to unfavorable distributor inventory movement). Higher shipments in Ukraine mainly reflect higher market share. In Russia, shipments were up 4.0%, due largely to favorable distributor inventory movements, while market share was down 0.4 points to 26.7%.

In Asia, volume increased 25.3% due primarily to the acquisition of Sampoerna in Indonesia. Excluding the acquisition in Indonesia, volume in Asia was down 3.6%, due primarily to the 2005 Marlboro inventory build-up before the return of the license in Japan and a decline in Thailand, partially offset by gains in Korea.

In Latin America, volume increased 14.4%, due primarily to the acquisition in Colombia. Excluding this acquisition, volume was up 4.9% in Latin America due primarily to higher shipments in Argentina and Mexico.

PMI achieved market share gains in a number of important markets, including Belgium, Egypt, France, Germany, Indonesia, Italy, Mexico, Switzerland, Turkey and Ukraine.

Volume for Marlboro cigarettes decreased 4.3%, due primarily to the inventory sale in Italy and the inventory build-up before the return of the Marlboro license in Japan, which both occurred in 2005. Marlboro market share increased in many important markets, including Australia, France, Greece, Italy, Japan, Malaysia, Mexico, Russia, Saudi Arabia, Serbia & Montenegro, Turkey and Ukraine.

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

In December 2005, the China National Tobacco Corporation (“CNTC”) and PMI reached agreement on the licensed production in China of Marlboro and the establishment of an international joint venture between China National Tobacco Import and Export Group Corporation (“CNTIEGC”), a wholly-owned subsidiary of CNTC, and PMI. PMI and CNTIEGC will each hold 50% of the shares of the joint venture company, which will be based in Lausanne, Switzerland. Following its establishment, the joint venture company will offer consumers a comprehensive portfolio of Chinese heritage brands globally, expand the export of tobacco products and tobacco materials from China, and explore other business development opportunities. It is expected that the production and sale of Marlboro cigarettes under license in China and the sale of Chinese style brands in selected international markets through the joint venture company will commence in the second half of 2006. The agreements are not expected to result in a material impact on PMI’s financial results for some time.

Operating Results – Three Months Ended June 30, 2006

The following discussion compares tobacco operating results for the three months ended June 30, 2006, with the three months ended June 30, 2005.

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2006	2005	2006	2005
	(in millions)
Domestic tobacco	$4,785	$4,790	$1,301	$1,261
International tobacco	12,310	11,565	2,139	2,024

Total tobacco	$17,095	$16,355	$3,440	$3,285

Domestic tobacco.  PM USA’s net revenues, which include excise taxes billed to customers, decreased $5 million (0.1%). Excluding excise taxes, net revenues increased $35 million (0.9%) to $3.9 billion, due primarily to lower wholesale and retail promotional allowance rates ($261 million), partially offset by lower volume ($229 million).

Operating companies income increased $40 million (3.2%), due primarily to $209 million of lower wholesale and retail promotional allowance rates, net of higher ongoing resolution costs, partially offset by lower volume ($160 million).

PM USA’s shipment volume was 47.2 billion units, a decrease of 4.3%, reflecting changes in wholesale and retail trade inventory levels and the timing of 4th of July trade purchases versus 2005. Adjusting for those factors, PM USA estimates that shipment volume declined approximately 2% in the second quarter of 2006 versus the second quarter of 2005. In the premium segment, PM USA’s shipment volume decreased 3.7%. Marlboro shipment volume decreased 1.4 billion units (3.4%) to 38.6 billion units. In the discount segment, PM USA’s shipment volume decreased 8.7%, while Basic shipment volume was down 7.2% to 3.8 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Three Months Ended June 30,
	2006	2005
Marlboro	40.6%	40.0%
Parliament	1.9	1.7
Virginia Slims	2.3	2.3
Basic	4.2	4.3

Focus on Four Brands	49.0	48.3
Other	1.5	1.7

Total PM USA	50.5%	50.0%

International tobacco.  International tobacco net revenues, which include excise taxes billed to customers, increased $745 million (6.4%). Excluding excise taxes, net revenues increased $269 million (5.3%) to $5.3 billion, due primarily to the impact of acquisitions ($258 million), price increases ($122 million) and higher volume/mix ($79 million), partially offset by unfavorable currency ($190 million).

Operating companies income increased $115 million (5.7%), due primarily to price increases and cost savings ($145 million), the impact of acquisitions ($81 million) and higher volume/mix ($8 million), partially offset by unfavorable currency ($68 million), higher marketing, administration and research costs ($36 million) and higher fixed manufacturing costs ($15 million).

PMI’s cigarette volume of 213.9 billion units increased 11.5 billion units (5.7%). The impact of acquisitions in Indonesia and Colombia, and favorable timing of shipments in Italy, coupled with gains in Argentina, France, Poland, Ukraine and worldwide duty-free, were partially offset by declines in Portugal and Spain, as well as the unfavorable timing of shipments in Japan and Russia. Excluding acquisitions, PMI’s cigarette shipment volume was up 0.8%. PMI’s total tobacco volume, which included 2.2 billion cigarette equivalent units of other tobacco products, grew 6.0%.

In the European Union, PMI’s cigarette volume increased 0.8%, as gains in France and Poland, and the favorable timing of shipments in Italy were largely offset by declines in Spain, Germany and Portugal.

In Germany, PMI’s total tobacco volume (which includes other tobacco products) increased 1.2%, while total tobacco consumption in Germany declined 5.6%. The total cigarette market in Germany decreased 7.8%, while PMI’s cigarette volume declined 6.1%, resulting in PMI’s cigarette market share rising 0.7 share points to 37.6%, driven by L&M. Industry volume for tobacco portions declined 14.4% to 4.7 billion units in the second quarter and PMI’s share of tobacco portions rose 11.0 share points to 25.1%. Tobacco portions can no longer be manufactured under favorable tax conditions in Germany as of April 2006. However, the retail availability of tobacco portions is expected to remain through the third quarter of this year.

In Spain, the total cigarette market was down 2.5%, but was essentially flat when adjusted for two less selling days in the second quarter of 2006, and reflects some recovery after the first quarter impact of the new tobacco law implemented on January 1, 2006. PMI’s cigarette shipment volume decreased 14.2%, driven by lower industry volume, unfavorable inventory movements, and market share, which was 3.0 share points lower at 31.6%.

In Italy, the total cigarette market declined 1.5%, primarily reflecting two less selling days. PMI’s shipment volume in Italy increased 19.8%, aided by the timing of shipments and a favorable comparison with the second quarter of 2005, when PMI’s new distributor in Italy reduced its inventory by 1.0 billion units. Market share in Italy increased 0.9 share points to 53.6%, driven by Chesterfield and Marlboro.

In the Czech Republic, the total cigarette market was essentially flat. PMI’s shipments were down 12.3% and share was lower, reflecting intense price competition.

In Portugal, the total cigarette market was down 11.2%, due primarily to lower overall consumption and higher cross-border purchases in Spain. PMI’s shipments declined 16.1% in Portugal and share was down 4.7 share points to 79.7%, due to severe price competition and excise tax absorption by some manufacturers.

In France, shipment volume increased 10.9% and market share increased 1.1 share points to 42.8%, reflecting the strong performance of Marlboro and Philip Morris brands.

In Eastern Europe, Middle East and Africa, volume increased 0.6%, due to gains in Ukraine and several North African markets, largely offset by declines in Russia and Turkey. In Ukraine, shipments increased 5.8%, while market share increased 0.6 points to 32.7%, driven by the growth of Marlboro and Chesterfield. In Russia, shipments were down 2.1%, driven by unfavorable distributor inventory movements and declines for local lower-margin offerings, as well as L&M, partially offset by gains for Marlboro, Muratti and Parliament. In Turkey, shipments were down 4.3%; however, market share rose 2.1 points to 42.6%, driven mainly by the continued success of Lark, partially offset by a decline in Bond Street.

In Asia, volume increased 20.5%, due primarily to the acquisition of Sampoerna in Indonesia. Excluding the acquisition in Indonesia, volume in Asia was down 2.4%, due primarily to lower shipments in Japan, reflecting an unfavorable comparison due to distributor inventory movements related to the return of the Marlboro license in Japan in 2005, partially offset by higher in-market sales in anticipation of a July 2006 increase in excise taxes.

In Latin America, volume increased 10.1%, due primarily to higher shipments in Argentina and Mexico, as well as the acquisition in Colombia. Excluding the acquisition in Colombia, volume was up 6.0%.

PMI achieved market share gains in a number of important markets, including Argentina, Austria, Belgium, Brazil, Egypt, France, Germany, Hungary, Indonesia, Italy, Korea, Malaysia, Mexico, the Philippines, Poland, Switzerland, Turkey and Ukraine.

Volume for Marlboro cigarettes decreased 2.0%, due primarily to the impact of the timing of shipments in Japan, as well as lower volume in Germany and Argentina. Marlboro market share increased in many important markets, including Australia, Brazil, France, Greece, Hungary, Italy, Japan, Korea, Kuwait, Malaysia, Mexico, the Philippines, Russia, Saudi Arabia and Ukraine.

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

KNAC and KIC are subject to a number of challenges that may adversely affect their businesses. These challenges, which are discussed below and in the Cautionary Factors That May Affect Future Results section include:

•	fluctuations in commodity prices;

•	movements of foreign currencies;

•	competitive challenges in various products and markets, including price gaps with competitor products and the increasing price-consciousness of consumers;

•	a rising cost environment and the limited ability to increase prices;

•	a trend toward increasing consolidation in the retail trade and consequent pricing pressure and inventory reductions;

•	a growing presence of discount retailers, primarily in Europe, with an emphasis on private label products;

•	changing consumer preferences, including diet and health/wellness trends;

•	competitors with different profit objectives and less susceptibility to currency exchange rates; and

•	concerns and/or regulations regarding food safety, quality and health, including genetically modified organisms, trans-fatty acids and obesity. Increased government regulation of the food industry could result in increased costs to Kraft.

Fluctuations in commodity costs can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns. During the first six months of 2006, Kraft’s commodity costs on average have been higher than those incurred in the first six months of 2005 (most notably higher energy, packaging and coffee costs, partially offset by lower cheese and meat costs) and have adversely affected earnings. For the first six months of 2006, Kraft’s commodity costs were approximately $170 million higher than the first six months of 2005.

In the ordinary course of business, Kraft is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Kraft or customer incentive programs and pricing actions, customer inventory programs, Kraft’s initiatives to improve supply chain efficiency, the financial condition of customers and general economic conditions. For instance, changes in the timing of the Easter holiday will often affect first and second quarter comparisons with the prior year.

Restructuring

In January 2004, Kraft announced a three-year restructuring program (which is discussed further in Note 2. Asset Impairment and Exit Costs) with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, Kraft announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities, the elimination of approximately 14,000 positions and annualized cost savings at the completion of the program of approximately $1.15 billion. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring program charges during 2006 are expected to be approximately $1 billion. Total pre-tax restructuring program charges incurred during the six months ended June 30, 2006 and 2005 were $348 million and $131 million, respectively, and during the three months ended June 30, 2006 and 2005 were $243 million and $55 million, respectively. Total pre-tax restructuring charges for the program incurred from January 2004 through June 30, 2006 were $1.3 billion and specific programs announced will result in the elimination of approximately 8,600 positions. Approximately 60% of the pre-tax charges to date are expected to require cash payments. In July 2006, Kraft announced that full-year 2006 charges attributable to the restructuring program and other impairment charges is estimated to be approximately $1 billion, down from the previous estimate of $1.3 billion due to the timing of program announcements. There is no change to the full program. In addition, there is no change to Kraft’s expectation that cumulative savings will reach approximately $560 million by the end of 2006.

In addition, Kraft expects to incur approximately $575 million in capital expenditures to implement the restructuring program. From January 2004 through June 30, 2006, Kraft spent approximately $166 million in capital, including $22 million spent in the first six months of 2006, to implement the restructuring program. Cumulative annualized cost savings as a result of the restructuring program were approximately $260 million through 2005, and are anticipated to reach approximately $560 million by the end of 2006, all of which are expected to be used to support brand-building initiatives. Through June 30, 2006, cumulative annualized cost savings for the program to date totaled approximately $385 million.

Acquisitions and Divestitures

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

In July 2006, Kraft announced an agreement with United Biscuits (“UB”) to acquire the Spanish and Portuguese operations of UB, and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.07 billion. The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven UB manufacturing facilities and 1,300 employees. Together, these businesses generated net revenues of approximately $400 million in 2005. The acquisition will be financed by Kraft’s assumption of approximately $548 million of debt issued by the acquired business immediately prior to the acquisition, as well as $522 million of value for the redemption of Kraft’s outstanding investment in UB, primarily deep-discount securities. The redemption of Kraft’s interest in UB is expected to result in a gain on closing, benefiting Altria Group, Inc. by approximately $0.09 per diluted share, subject to currency movements and the finalization of income tax effects. The transaction is expected to close in the third quarter of 2006, pending regulatory approval.

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

During the second quarter of 2006, Kraft sold its industrial coconut assets. During the first quarter of 2006, Kraft sold certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005 in recognition of these sales. During the second quarter of 2005, Kraft sold its fruit snacks assets and incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of this sale. During the first quarter of 2005, Kraft sold its U.K. desserts assets and its U.S. yogurt assets. The aggregate proceeds received from the sales of other businesses in the first six months of 2006 and 2005 were $91 million and $221 million, respectively, on which pre-tax losses of $11 million and pre-tax gains of $115 million, respectively, were recorded.

In July 2006, Kraft completed the sale of its pet snacks brand and assets for $580 million and recorded additional taxes of approximately $60 million related to the sale. This sale and the additional taxes were recorded in the third quarter of 2006. In the first quarter of 2006, Kraft incurred a pre-tax asset impairment charge of $86 million in recognition of this sale.

The operating results of businesses sold, excluding Kraft’s sugar confectionery business, in the aggregate, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Operating Results – Six Months Ended June 30, 2006

The following discussion compares food operating results for the six months ended June 30, 2006, with the six months ended June 30, 2005.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2006	2005	2006	2005
	(in millions)
North American food	$11,588	$11,304	$1,938	$1,968
International food	5,154	5,089	348	540

Total food	$16,742	$16,393	$2,286	$2,508

North American food.  Net revenues increased $284 million (2.5%), due primarily to favorable volume/mix ($371 million), favorable currency ($72 million) and higher net pricing ($32 million, reflecting commodity-driven price increases, partially offset by increased promotional spending), partially offset by the impact of divestitures ($192 million). Revenue growth reflects volume growth in meats and snacks, favorable mix and commodity-based price increases.

Operating companies income decreased $30 million (1.5%), due primarily to higher pre-tax charges for asset impairment and exit costs ($132 million), unfavorable costs, net of higher pricing ($55 million), a loss on sale of a business in 2006 ($10 million) and higher fixed manufacturing costs ($7 million), partially offset by favorable volume/mix ($117 million), lower marketing, administration and research costs ($32 million), lower implementation costs associated with the restructuring program ($15 million) and favorable currency ($13 million).

Volume decreased 3.8%, due primarily to Kraft’s divestitures of its Canadian grocery assets, U.S. yogurt brand and fruit snacks assets, and the discontinuation of certain ready-to-drink product lines. Excluding divestitures, volume was essentially unchanged, as increases in meats, cheese and snacks, were offset by declines in beverages, foodservice and grocery. In Beverages, volume decreased due to the discontinuation of certain ready-to-drink product lines, particularly in Canada, partially offset by volume increases in coffee due to promotional activities on mainstream coffee brands, and growth in premium coffee. Volume in Cheese & Foodservice declined, due primarily to the divestitures of Canadian grocery assets and U.S. yogurt assets, and lower shipments of foodservice products due to the discontinuation of lower margin product lines, partially offset by higher shipments of natural cheese and cream cheese. In Convenient Meals, volume increased, driven by higher meat shipments (cold cuts, bacon, lunch combinations and hot dogs) and higher shipments of frozen entrees, partially offset by lower shipments of dinners due to competitive promotional activity. In Grocery, volume declined due primarily to the impact of divestitures, the discontinuation of certain Canadian condiment product lines and lower shipments of ready-to-eat desserts and spoonable salad dressings, partially offset by higher shipments of pourable salad dressings and barbeque sauce. Snacks volume increased driven by gains in biscuits, snack bars and snack nuts.

International food.  Net revenues increased $65 million (1.3%), due primarily to favorable volume/mix ($155 million) and higher pricing, net of increased promotional spending ($131 million), partially offset by unfavorable currency ($199 million) and the impact of divestitures ($22 million). In the European Union, unfavorable currency negatively impacted all sectors, partially offset by higher coffee pricing and favorable mix. In Developing Markets, Oceania & North Asia, net revenues increased, driven by growth in Russia and Ukraine, higher shipments in the Middle East and Brazil, and higher pricing across much of the portfolio.

Operating companies income decreased $192 million (35.6%), due primarily to higher pre-tax charges for asset impairment and exit costs ($117 million), gains on sales of businesses in 2005 ($116 million), higher marketing, administration and research costs ($47 million) and unfavorable currency ($19 million), partially offset by favorable volume/mix ($59 million) and higher pricing, net of unfavorable costs ($49 million). The higher marketing, administration and research costs were due primarily to higher marketing costs of $44 million and the 2005 recovery of a previously written-off account receivable of $16 million, partially offset by a 2006 gain of $18 million from the sale of a factory.

Volume decreased 0.7%, due primarily to lower coffee shipments in the European Union, the impact of the divestiture of the U.K. desserts assets, and lower volume in Asia Pacific, partially offset by higher shipments in Eastern Europe and the Middle East, and Latin America.

In the European Union, volume decreased, due primarily to lower coffee shipments and the divestiture of the U.K. desserts assets in the first quarter of 2005. In coffee, volume declined across most countries. Grocery volume also declined, due primarily to the divestiture of the U.K. desserts assets. In Cheese & Dairy, volume decreased, due to lower promotional activity and increased competition from retailer brands in Germany. Convenient meals volume was down slightly due to lower shipments in the Nordic area. In Confectionery, volume increased, due primarily to market growth and new product launches.

Volume was essentially unchanged in Developing Markets, Oceania & North Asia, as growth in Eastern Europe and the Middle East, and Latin America was offset by lower volume in Asia Pacific. Snacks volume increased due primarily to higher shipments in Brazil reflecting confectionery market and share growth and increased promotions in biscuits, and growth in Russia and Ukraine. In Beverages, coffee volume increased, benefiting from growth in Russia, Ukraine and Romania, and refreshment beverages volume increased in Brazil, partially offset by lower shipments in Mexico due to product discontinuation. In Cheese & Dairy, volume declined in Asia Pacific, partially offset by higher shipments in the Middle East. Grocery volume declined due to lower shipments in Brazil and Venezuela. Convenient meals volume was unchanged.

Operating Results – Three Months Ended June 30, 2006

The following discussion compares food operating results for the three months ended June 30, 2006, with the three months ended June 30, 2005.

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2006	2005	2006	2005
		(in millions)
North American food	$5,945	$5,751	$1,042	$1,058
International food	2,674	2,583	184	247

Total food	$8,619	$8,334	$1,226	$1,305

North American food.  Net revenues increased $194 million (3.4%), due primarily to favorable volume/mix ($246 million) and favorable currency ($48 million), partially offset by the impact of divestitures ($84 million) and lower net pricing ($17 million, reflecting increased promotional spending, partially offset by higher pricing). Revenue growth reflects volume growth in meats and snacks, favorable mix and commodity-based price increases, partially offset by the impact of divestitures.

Operating companies income decreased $16 million (1.5%), due primarily to higher pre-tax charges for asset impairment and exit costs ($115 million) and lower pricing, net of favorable costs ($15 million), partially offset by favorable volume/mix ($97 million), favorable currency ($8 million) and lower implementation costs associated with the restructuring program ($8 million).

Volume decreased 2.5%, due primarily to Kraft’s divestitures of its Canadian grocery assets and fruit snacks assets, and the discontinuation of certain ready-to-drink product lines. Excluding divestitures, volume increased 1.0%, due primarily to higher shipments across most categories. In Beverages, volume decreased due to the discontinuation of certain ready-to-drink product lines, particularly in Canada, partially offset by increased volume in coffee and powdered beverages. Volume in Cheese & Foodservice declined, due primarily to the impact of divestitures and lower foodservice volumes from the discontinuation of lower margin product lines, partially offset by higher shipments of natural cheese and cream cheese related to the timing shift in Easter shipments. In Convenient Meals, volume increased, driven by higher meat shipments (primarily cold cuts, bacon, hot dogs and lunch combinations) and continued success of new products in frozen entrees. In Grocery, volume declined due primarily to the impact of divestitures and the discontinuation of certain Canadian condiment product lines, partially offset by higher shipments of pourable and spoonable salad dressings, frozen whipped toppings and dry packaged desserts due to the timing of Easter shipments. Snacks volume increased driven by gains in crackers, cereals and snack bars, partially offset by declines in cookie shipments.

International food.  Net revenues increased $91 million (3.5%), due primarily to higher volume/mix ($128 million) and higher pricing, net of increased promotional spending ($48 million), partially offset by unfavorable currency ($80 million) and the impact of divestitures ($5 million). In the European Union, unfavorable currency negatively impacted all sectors, partially offset by higher shipments and increased pricing in coffee and chocolate, and favorable mix in chocolate. In Developing Markets, Oceania & North Asia, net revenues increased, driven by higher shipments in confectionery and biscuits, higher pricing across much of the portfolio and favorable mix.

Operating companies income decreased $63 million (25.5%), due primarily to higher pre-tax charges for asset impairment and exit costs ($82 million), higher marketing, administration and research costs ($34 million) and unfavorable currency ($7 million), partially offset by higher volume/mix ($47 million) and higher pricing, net of unfavorable costs ($11 million). The higher marketing, administration and research costs were due primarily to higher marketing costs of $35 million and the 2005 recovery of a previously written-off account receivable of $16 million, partially offset by a 2006 gain of $18 million from the sale of a factory.

Volume increased 0.5%, due primarily to higher confectionery shipments in the European Union.

In the European Union, volume increased, due primarily to higher confectionery shipments. Confectionery volume increased across most of Europe, due to market growth and new product introductions. In Coffee, volume also increased, due primarily to new product introductions and higher shipments in Germany. In Cheese & Dairy, volume decreased due to increased price competition in Italy and Germany. Convenient meals volume was down slightly due to declines in the Nordic region. Grocery volume was up slightly.

Volume was essentially unchanged in Developing Markets, Oceania & North Asia, as growth in Latin America, and Eastern Europe and the Middle East was offset by lower volume in Asia Pacific. Snacks volume increased, driven by higher shipments in Brazil due to confectionery market and share growth and increased biscuits promotions. In Beverages, refreshment beverage volume declined in Mexico due to product discontinuations. In Cheese & Dairy, volume declined in Asia Pacific, partially offset by higher shipments in the Middle East. Grocery volume declined due to lower shipments in Brazil and Australia. In Convenient Meals, volume declined slightly.

Financial Services

Business Environment

In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the first six months of 2006 and 2005, PMCC received proceeds from asset sales of $202 million and $320 million, respectively, and recorded gains of $66 million and $32 million, respectively, in operating companies income. During the second quarter of 2006 and 2005, PMCC received proceeds from asset sales of $32 million and $291 million, respectively, and recorded gains of $8 million and $30 million, respectively, in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major United States passenger carriers. At June 30, 2006, $1.9 billion of PMCC’s finance asset balance related to aircraft. Two of PMCC’s aircraft lessees, Delta Air Lines, Inc. (“Delta”) and Northwest Airlines, Inc. (“Northwest”) are currently under bankruptcy protection. In addition, PMCC leases one natural gas-fired power plant to an indirect subsidiary of Calpine Corporation (“Calpine”). Calpine is currently operating under bankruptcy protection. PMCC is not recording income on any of these leases and should a lease rejection or foreclosure occur, it would also result in the write-off of the finance asset balance against PMCC’s Allowance for Losses and the acceleration of tax payments on these leases. At June 30, 2006, PMCC’s finance asset balance for these lessees was as follows:

•	Delta – PMCC’s leveraged leases with Delta for six Boeing 757, nine Boeing 767, as well as four McDonnell Douglas (MD-88) aircraft total $257 million. As a result of the Delta bankruptcy, PMCC is at significant risk of having its interest in these aircraft foreclosed upon by the lenders under the leveraged leases, potentially in 2006.

•	Northwest – PMCC’s remaining leveraged leases for two British Aerospace regional jet (“RJ85”) aircraft and three Airbus A-320 aircraft total $12 million and $32 million, respectively. In the second quarter, Northwest reached an agreement with the nonrecourse lender that resulted in the foreclosure of PMCC’s interests in three regional jets (“RJ85s”) which were charged off against the allowance for losses. The foreclosure of the remaining two regional jets will occur in the second half of 2006. PMCC remains at risk of having its interests in the three Airbus A-320 aircraft foreclosed upon by the lenders under the leveraged leases.

•	Calpine – PMCC’s leveraged lease for one 750 megawatt (“MW”) natural gas-fired power plant (located in Pasadena, Texas) totals $60 million. This lessee was not included as part of the recent bankruptcy filing of Calpine, but PMCC remains at risk of having its interest in this plant foreclosed upon by the lenders under the leveraged lease. In addition, leases of two 265 MW natural gas-fired power plants (located in Tiverton, Rhode Island, and Rumford, Maine) were rejected during the first quarter of 2006 and charged against the allowance. Foreclosure of these two plants may occur in 2006.

At June 30, 2006, PMCC’s allowance for losses was $492 million. During the quarter, PMCC increased its allowance for losses by $103 million due to continuing issues within the airline industry. Also, during the quarter, PMCC took charges to its allowance for losses in the amount of $18 million related to the three Northwest RJ85s described above. The foreclosures on the Northwest RJ85s, six aircraft previously financed under leveraged leases with United Airlines (United) written off in the first quarter upon United’s emergence from bankruptcy, Calpine (Tiverton & Rumford) natural gas-fired power plants and aircraft under leveraged leases with Delta will result in the acceleration of tax payments of approximately $250 million. It is possible that additional adverse developments may require PMCC to increase its allowance for losses.

The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and net interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year.

Operating Results

	2006	2005
	(in millions)
Net revenues:
Six months ended June 30,	$163	$163

Three months ended June 30,	$55	$95

Operating companies income (loss):
Six months ended June 30,	$37	$111

Three months ended June 30,	$(59)	$70

PMCC’s net revenues for the six months ended June 30, 2006 were in line with the comparable period in 2005, as higher gains from asset management activity offset by lower lease revenues due to lower investment balances. Net revenues for the three months ended June 30, 2006 decreased $40 million (42.1%) from the comparable period in 2005, due primarily to lower gains from asset management activity and lower lease revenues due to lower investment balances.

PMCC’s operating companies income for the six months ended June 30, 2006 decreased $74 million (66.7%) from the comparable period in 2005, due primarily to an increase in the allowance for losses due to continuing issues within the airline industry, as well as lower lease revenues due to lower investment balances, partially offset by higher gains from asset management activity. PMCC had an operating companies loss of $59 million for the three months ended June 30, 2006 as compared with operating companies income of $70 million for the comparable period in 2005. The change was due primarily to the previously discussed increase to the allowance for losses and lower gains from asset management activity.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2006, net cash provided by operating activities was $7.1 billion compared with $5.1 billion during the comparable 2005 period. The increase in cash provided by operating activities was due primarily to the return of approximately $2 billion of escrow bond deposits related to the Price domestic tobacco case, lower pension plan contributions and higher earnings from continuing operations, partially offset by a higher use of cash to fund working capital. The change in working capital is due largely to the timing of payments for excise tax increases at PMI and the timing of sales at PMI and Kraft, partially offset by lower domestic tobacco inventory purchases.

Net Cash Used in Investing Activities

One element of the growth strategy of ALG’s subsidiaries is to strengthen their brand portfolios and/or expand their geographic reach through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time they may sell businesses that are outside their core categories or that do not meet their growth or profitability targets. The impact of future acquisitions or divestitures could have a material impact on Altria Group, Inc.’s consolidated cash flows, and future sales of businesses could in some cases result in losses on sale.

During the first six months of 2006, net cash used by investing activities was $535 million, compared with $3.8 billion during the first six months of 2005. This decrease was due primarily to the purchase of 98% of the outstanding shares of Sampoerna in the first six months of 2005, partially offset by the proceeds received in 2005 from the sale of Kraft’s sugar confectionery business.

Net Cash Used in/Provided by Financing Activities

During the first six months of 2006, net cash used in financing activities was $7.3 billion, compared with $1.8 billion net cash provided by financing activities during the first six months of 2005. The change primarily reflects borrowings in 2005 related to PMI’s acquisition of Sampoerna versus repayment of debt in 2006, higher dividends paid on Altria Group, Inc. common stock and an increase in share repurchases at Kraft.

Debt and Liquidity

Credit Ratings – At June 30, 2006, ALG’s credit ratings by major credit rating agencies were as follows:

	Short-term	Long-term
Moody’s	P-2	Baa2
Standard & Poor’s	A-2	BBB
Fitch	F-2	BBB+

On July 7, 2006, Moody’s placed ALG’s long-term debt ratings under review for possible upgrade.

Credit Lines – ALG, Kraft and PMI maintain separate revolving credit facilities. ALG and Kraft intend to use their revolving credit facilities to support the issuance of commercial paper.

As discussed in Note 6. Acquisitions, the purchase price of the Sampoerna acquisition was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility and a euro 2.0 billion five-year revolving credit facility. These facilities, which are not guaranteed by ALG, require PMI to maintain an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio of not less than 3.5 to 1.0. At June 30, 2006, PMI’s ratio calculated in accordance with the agreements was 32.2 to 1.0.

In March 2006, ALG negotiated a new 364-day revolving credit facility in the amount of $1.0 billion, which expires on March 30, 2007, and replaces ALG’s 364-day facility which was to expire on April 14, 2006. In addition, ALG maintains a multi-year credit facility in the amount of $4.0 billion, which expires in April 2010. The ALG facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreements, of not less than 2.5 to 1.0. At June 30, 2006, the ratio calculated in accordance with the agreements was 10.1 to 1.0.

Kraft maintains a multi-year revolving credit facility, which is for its sole use, in the amount of $4.5 billion, which expires in April 2010 and requires the maintenance of a minimum net worth of $20.0 billion. At June 30, 2006, Kraft’s net worth was $30.4 billion.

ALG, PMI and Kraft expect to continue to meet their respective covenants. These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral. The multi-year facilities enable the respective companies to reclassify short-term debt on a long-term basis.

At June 30, 2006, $2.3 billion of short-term borrowings that PMI expects to remain outstanding at June 30, 2007, were reclassified as long-term debt.

At June 30, 2006, credit lines for ALG, Kraft and PMI, and the related activity were as follows (in billions of dollars):

ALG	June 30, 2006
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

364-day	$1.0	$-	$-	$1.0
Multi-year	4.0			4.0

	$5.0	$-	$-	$5.0

Kraft	June 30, 2006
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

Multi-year	$4.5	$-	$0.9	$3.6

PMI	June 30, 2006
Type	Credit Lines	Amount Drawn	Lines Available

euro 2.5 billion, 3-year term loan	$3.2	$3.2	$-
euro 2.0 billion, 5-year revolving credit	2.6	0.7	1.9

	$5.8	$3.9	$1.9

In addition to the above, certain international subsidiaries of ALG and Kraft maintain credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.2 billion for ALG subsidiaries (other than Kraft) and approximately $1.3 billion for Kraft subsidiaries, are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $0.8 billion at June 30, 2006.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $21.6 billion and $23.9 billion at June 30, 2006 and December 31, 2005, respectively. Total consumer products debt was $20.3 billion and $21.9 billion at June 30, 2006 and December 31, 2005, respectively. Total consumer products debt includes third-party debt in Kraft’s condensed consolidated balance sheet of $10.9 billion and $10.5 billion at June 30, 2006 and December 31, 2005, respectively, and PMI third-party debt of $4.9 billion at June 30, 2006 and December 31, 2005. At June 30, 2006 and December 31, 2005, Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.51 and 0.61, respectively. The ratio of total debt to total equity was 0.54 and 0.67 at June 30, 2006 and December 31, 2005, respectively.

ALG does not guarantee the debt of Kraft or PMI.

Guarantees – As discussed in Note 11, at June 30, 2006, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $307 million, of which $280 million have no specified expiration dates. The remainder expire through 2023, with $15 million expiring by June 30, 2007. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $38 million on its condensed consolidated balance sheet at June 30, 2006, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2006, subsidiaries of ALG were also contingently liable for $2.2 billion of guarantees related to their own performance, consisting of the following:

•	$1.9 billion of guarantees of excise tax and import duties related primarily to international shipments of tobacco products. In these agreements, a financial institution provides a guarantee of tax payments to the respective governments. PMI then issues a guarantee to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s condensed consolidated balance sheet.

•	$0.3 billion of other guarantees related to the tobacco and food businesses.

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

As a result of these agreements and the enactment of FETRA, PM USA and PMI recorded the following amounts in cost of sales (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
PM USA	$2,468	$2,453	$1,289	$1,312
PMI	54	80	28	41

Total	$2,522	$2,533	$1,317	$1,353

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

Litigation Escrow Deposits – As discussed in Note 11, in connection with obtaining a stay of execution in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the June 30, 2006 and December 31, 2005 condensed consolidated balance sheets as other assets. As discussed in Note 11, in July 2006, the Florida Supreme Court issued its ruling in the Engle case. The escrow and deposit amounts will be returned to PM USA subject to and upon the completion of review of the judgment. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

Also, as discussed in Note 11, in June 2006 under the order of the Illinois Supreme Court, the cash deposits of approximately $2.15 billion related to the Price case were returned to PM USA, and PM USA’s obligations to deposit further cash payments were terminated. A pre-existing 7.0%, $6 billion long-term note from ALG to PM USA remains in escrow pending the outcome of plaintiffs’ anticipated petition for writ of certiorari to the United States Supreme Court which must be filed by September 5, 2006. If the United States Supreme Court declines to hear the plaintiffs appeal, the $6 billion long-term note will be returned to PM USA. Since this note is the result of an intercompany financing arrangement, it does not appear on the condensed consolidated balance sheet of Altria Group, Inc.

With respect to certain adverse verdicts and judicial decisions currently on appeal, other than the Engle and the Price cases discussed above, as of June 30, 2006, PM USA has posted various forms of security totaling approximately $194 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

Although litigation is subject to uncertainty and could result in material adverse consequences for Altria Group, Inc.’s financial condition, cash flows or results of operations in a particular fiscal quarter or fiscal year, management believes the litigation environment has substantially improved and expects Altria Group, Inc.’s cash flow from operations, together with existing credit facilities, to provide sufficient liquidity to meet the ongoing needs of the business.

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005. At June 30, 2006, PMCC’s net finance receivable of $6.8 billion in leveraged leases, which is included in the line item on Altria Group, Inc.’s condensed consolidated balance sheet of finance assets, net, consists of rents receivable ($23.1 billion) and the residual value of assets under lease ($1.8 billion), reduced by third-party nonrecourse debt ($15.4 billion) and unearned income ($2.7 billion). The payment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within the line item finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at June 30, 2006, also include net finance receivables for direct finance leases ($0.5 billion) and an allowance for losses ($0.5 billion).

Equity and Dividends

During March 2006, Kraft completed its $1.5 billion share repurchase program and began a $2.0 billion share repurchase program expected to run through 2008. During the first six months of 2006 and 2005, Kraft repurchased 20.5 million and 12.3 million shares, respectively, of its Class A common stock at a cost of $625 million and $400 million, respectively. As of June 30, 2006, Kraft had repurchased 12.0 million shares of its Class A common stock, under its $2.0 billion authority, at an aggregate cost of $375 million.

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

Dividends paid in the first six months of 2006 and 2005 were $3.3 billion and $3.0 billion, respectively, an increase of 10.8%, primarily reflecting a higher dividend rate in 2006. During the third quarter of 2005, Altria Group, Inc.’s Board of Directors approved a 9.6% increase in the quarterly dividend rate to $0.80 per share. As a result, the present annualized dividend rate is $3.20 per share.

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

A substantial portion of Altria Group, Inc.’s derivative financial instruments are effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Gain (loss) at beginning of period	$24	$(14)	$36	$19
Derivative gains transferred to earnings	(18)	(19)	(12)	(7)
Change in fair value	11	98	(7)	53

Gain as of June 30	$17	$65	$17	$65

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates.  Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At June 30, 2006 and December 31, 2005, Altria Group, Inc. had foreign exchange option and forward contracts with aggregate notional amounts of $4.2 billion and $4.8 billion, respectively. In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. A substantial portion of the foreign currency swap agreements is accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of June 30, 2006 and December 31, 2005. At June 30, 2006 and December 31, 2005, the notional amounts of foreign currency swap agreements aggregated $1.6 billion and $2.3 billion, respectively.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the six months ended June 30, 2006 and 2005, these hedges of net investments resulted in losses, net of income taxes, of $154 million, and gains, net of income taxes, of $196 million, respectively, and were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities.  Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials. Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar and cocoa. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At June 30, 2006 and December 31, 2005, Kraft had net long commodity positions of $393 million and $521 million, respectively. In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP, and are therefore not subject to the provisions of SFAS No. 133. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at June 30, 2006 and December 31, 2005.

New Accounting Standards

See Note 1 and Note 12 to the Condensed Consolidated Financial Statements for a discussion of new accounting standards.

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

Tobacco-Related Litigation.  There is substantial litigation related to tobacco products in the United States and certain foreign jurisdictions. It is possible that there could be adverse developments in pending cases. An unfavorable outcome or settlement of pending tobacco related litigation could encourage the commencement of additional litigation. Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 40 states now limit the dollar amount of bonds or require no bond at all.

It is possible that Altria Group, Inc.’s consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes the litigation environment has substantially improved. ALG and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts against it. All such cases are, and will continue to be, vigorously defended. However, ALG and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of ALG’s stockholders to do so. The Board of Directors and management will continue to assess the entire litigation environment in connection with any contemplated restructuring alternatives. Please see Note 11 for a discussion of pending tobacco-related litigation.

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

Counterfeit Cigarettes in International Markets.  Large quantities of counterfeit cigarettes are sold in the international market. PMI believes that Marlboro is the most heavily counterfeited international brand. PMI cannot quantify the amount of revenue it loses as a result of this activity.

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

Strengthening Brand Portfolios Through Acquisitions and Divestitures.  One element of the growth strategy of our consumer product subsidiaries is to strengthen their brand portfolios and/or expand their geographic reach through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time they may sell businesses that are outside their core categories or that do not meet their growth or profitability targets. Acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.

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

IRS Challenges to PMCC Leases.  The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and net interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through administrative appeals and litigation, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ALG’s share repurchase activity for each of the three months ended June 30, 2006, was as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	833	$71.43	–	–

May 1, 2006 – May 31, 2006	319,157	$71.27	–	–

June 1, 2006 – June 30, 2006	43,692	$71.53	–	–

For the Quarter Ended June 30, 2006	363,682	$71.30	–	–

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who vested in restricted stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

3	Amended and Restated By-Laws of Altria Group, Inc. (Incorporated by reference to ALG’s Current Report on Form 8-K dated May 1, 2006).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE

Dinyar S. Devitre Senior Vice President and Chief Financial Officer

August 8, 2006