Form 10-Q
period 2006-09-30
ALTRIA GROUP, INC.
filed 2006-11-09
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At October 31, 2006, there were 2,095,880,572 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Consumer products
Cash and cash equivalents	$5,695	$6,258

Receivables (less allowances of $105 in 2006 and $112 in 2005)	5,826	5,361

Inventories:
Leaf tobacco	4,279	4,060
Other raw materials	2,493	2,232
Finished product	4,993	4,292

	11,765	10,584

Other current assets	2,913	3,578

Total current assets	26,199	25,781

Property, plant and equipment, at cost	31,784	29,956
Less accumulated depreciation	14,741	13,278

	17,043	16,678

Goodwill	33,142	31,219
Other intangible assets, net	11,868	12,196
Other assets	12,768	14,667

Total consumer products assets	101,020	100,541

Financial services
Finance assets, net	6,732	7,189
Other assets	27	219

Total financial services assets	6,759	7,408

TOTAL ASSETS	$107,779	$107,949

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	September 30, 2006	December 31, 2005
LIABILITIES
Consumer products
Short-term borrowings	$3,172	$2,836
Current portion of long-term debt	3,243	3,430
Accounts payable	3,589	3,645
Accrued liabilities:
Marketing	2,329	2,382
Taxes, except income taxes	3,461	2,871
Employment costs	1,391	1,296
Settlement charges	3,351	3,503
Other	3,200	3,130
Income taxes	1,775	1,393
Dividends payable	1,810	1,672

Total current liabilities	27,321	26,158

Long-term debt	12,117	15,653
Deferred income taxes	7,618	8,492
Accrued postretirement health care costs	3,569	3,412
Minority interest	3,796	4,141
Other liabilities	5,352	6,260

Total consumer products liabilities	59,773	64,116

Financial services
Long-term debt	1,104	2,014
Non-recourse debt		201
Deferred income taxes	5,458	5,737
Other liabilities	254	174

Total financial services liabilities	6,816	8,126

Total liabilities	66,589	72,242

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	6,239	6,061
Earnings reinvested in the business	58,724	54,666
Accumulated other comprehensive losses (including currency translation of ($309) in 2006 and ($1,317) in 2005)	(917)	(1,853)

	64,981	59,809
Less cost of repurchased stock (710,420,222 shares in 2006 and 721,696,918 shares in 2005)	(23,791)	(24,102)

Total stockholders’ equity	41,190	35,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,779	$107,949

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Net revenues	$76,009	$73,364
Cost of sales	27,573	26,887
Excise taxes on products	23,670	22,271

Gross profit	24,766	24,206
Marketing, administration and research costs	10,945	10,817
Domestic tobacco headquarters relocation charges		3
Domestic tobacco loss on U.S. tobacco pool		138
Domestic tobacco quota buy-out		(115)
Italian antitrust charge	61
Asset impairment and exit costs	676	302
Gain on redemption of United Biscuits investment	(251)
Losses (gains) on sales of businesses, net	14	(115)
Provision for airline industry exposure	103	200
Amortization of intangibles	23	14

Operating income	13,195	12,962
Interest and other debt expense, net	702	907

Earnings from continuing operations before income taxes, minority interest, and equity earnings, net	12,493	12,055
Provision for income taxes	3,275	3,581

Earnings from continuing operations before minority interest, and equity earnings, net	9,218	8,474
Minority interest in earnings from continuing operations, and equity earnings, net	155	95

Earnings from continuing operations	9,063	8,379
Loss from discontinued operations, net of income taxes and minority interest		(233)

Net earnings	$9,063	$8,146

Per share data:

Basic earnings per share:
Continuing operations	$4.34	$4.05
Discontinued operations		(0.11)

Net earnings	$4.34	$3.94

Diluted earnings per share:
Continuing operations	$4.31	$4.01
Discontinued operations		(0.11)

Net earnings	$4.31	$3.90

Dividends declared	$2.46	$2.26

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2006	2005
Net revenues	$25,885	$24,962
Cost of sales	9,265	9,082
Excise taxes on products	8,229	7,656

Gross profit	8,391	8,224
Marketing, administration and research costs	3,726	3,619
Domestic tobacco loss on U.S. tobacco pool		138
Domestic tobacco quota buy-out		(115)
Asset impairment and exit costs	193	61
Gain on redemption of United Biscuits investment	(251)
Losses on sales of businesses	3
Provision for airline industry exposure		200
Amortization of intangibles	7	6

Operating income	4,713	4,315
Interest and other debt expense, net	193	306

Earnings before income taxes, minority interest, and equity earnings, net	4,520	4,009
Provision for income taxes	1,598	1,098

Earnings before minority interest, and equity earnings, net	2,922	2,911
Minority interest in earnings, and equity earnings, net	47	28

Net earnings	$2,875	$2,883

Per share data:

Basic earnings per share:	$1.38	$1.39

Diluted earnings per share:	$1.36	$1.38

Dividends declared	$0.86	$0.80

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2005 and

the Nine Months Ended September 30, 2006

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity
Balances, January 1, 2005	$935	$5,176	$50,595	$(610)	$(531)	$(1,141)	$(24,851)	$30,714

Comprehensive earnings:
Net earnings			10,435					10,435
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(707)		(707)		(707)
Additional minimum pension liability					(54)	(54)		(54)
Change in fair value of derivatives accounted for as hedges					38	38		38
Other					11	11		11

Total other comprehensive losses								(712)

Total comprehensive earnings								9,723

Exercise of stock options and issuance of other stock awards		519	(6)				749	1,262
Cash dividends declared ($3.06 per share)			(6,358)					(6,358)
Other		366						366

Balances, December 31, 2005	935	6,061	54,666	(1,317)	(536)	(1,853)	(24,102)	35,707

Comprehensive earnings:
Net earnings			9,063					9,063
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				1,008		1,008		1,008
Additional minimum pension liability					(22)	(22)		(22)
Change in fair value of derivatives accounted for as hedges					(45)	(45)		(45)
Other					(5)	(5)		(5)

Total other comprehensive earnings								936

Total comprehensive earnings								9,999

Exercise of stock options and issuance of other stock awards		178	145				311	634
Cash dividends declared ($2.46 per share)			(5,150)					(5,150)

Balances, September 30, 2006	$935	$6,239	$58,724	$(309)	$(608)	$(917)	$(23,791)	$41,190

Total comprehensive earnings were $2,999 million and $2,501 million, respectively, for the quarters ended September 30, 2006 and 2005, and $7,439 million for the first nine months of 2005.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$8,975	$8,155
- Financial services	88	(9)

Net earnings	9,063	8,146

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	1,339	1,223
Deferred income tax benefit	(269)	(299)
Minority interest in earnings from continuing operations, and equity earnings, net	155	95
Domestic tobacco headquarters relocation charges, net of cash paid	(1)	(9)
Domestic tobacco loss on U.S. tobacco pool, net of cash paid		2
Domestic tobacco quota buy-out		(115)
Escrow bond for the Price domestic tobacco case, net of cash paid	1,850	(420)
Asset impairment and exit costs, net of cash paid	446	130
Integration costs, net of cash paid		(1)
Loss on sale of discontinued operations		32
Gain on redemption of United Biscuits investment	(251)
Losses (gains) on sales of businesses, net	14	(115)
Income tax reserve reversal	(1,006)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(128)	211
Inventories	(779)	(569)
Accounts payable	(48)	(116)
Income taxes	210	416
Accrued liabilities and other current assets	135	(597)
Domestic tobacco accrued settlement charges	(158)	(193)
Pension plan contributions	(574)	(1,028)
Pension provisions and postretirement, net	602	565
Other	620	509
Financial services
Deferred income tax benefit	(295)	(193)
Provision for airline industry exposure	103	200
Other	116	81

Net cash provided by operating activities	11,144	7,955

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(1,501)	$(1,489)
Purchases of businesses, net of acquired cash		(4,897)
Proceeds from sales of businesses	759	1,652
Other	128	84
Financial services
Investments in finance assets	(13)	(2)
Proceeds from finance assets	339	446

Net cash used in investing activities	(288)	(4,206)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net (repayment) issuance of short-term borrowings	(2,274)	3,782
Long-term debt proceeds	49	52
Long-term debt repaid	(2,193)	(1,762)
Financial services
Long-term debt repaid	(1,015)

Repurchase of Kraft Foods Inc. common stock	(943)	(783)
Dividends paid on Altria Group, Inc. common stock	(5,012)	(4,527)
Issuance of Altria Group, Inc. common stock	421	801
Other	(566)	(416)

Net cash used in financing activities	(11,533)	(2,853)

Effect of exchange rate changes on cash and cash equivalents	114	(445)

Cash and cash equivalents:

(Decrease) Increase	(563)	451

Balance at beginning of period	6,258	5,744

Balance at end of period	$5,695	$6,195

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

The adoption of SFAS No. 123(R) in the first quarter of 2006 resulted in a cumulative effect gain of $9 million, which is net of $5 million in taxes, in the condensed consolidated statement of earnings for the nine months ended September 30, 2006. This gain resulted from the impact of estimating future forfeitures on restricted stock and rights to receive shares of stock in the determination of periodic expense for unvested awards, rather than recording forfeitures only when they occur. The gross cumulative effect was recorded in marketing, administration and research costs in the first quarter of 2006.

Altria Group, Inc. previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and provided the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). No compensation expense for employee stock options was reflected in net earnings in 2005, as all stock options granted under those plans had an exercise price not less than the market value of the common stock on the date of the grant. Historical condensed consolidated statements of earnings already include the compensation expense for restricted stock and rights to receive shares of stock. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if Altria Group, Inc. had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for stock option awards for the nine months and three months ended September 30, 2005 (in millions, except per share data):

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Nine Months Ended September 30, 2005	For the Three Months Ended September 30, 2005
Net earnings, as reported	$8,146	$2,883
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	12	5

Pro forma net earnings	$8,134	$2,878

Earnings per share:
Basic – as reported	$3.94	$1.39

Basic – pro forma	$3.94	$1.39

Diluted – as reported	$3.90	$1.38

Diluted – pro forma	$3.89	$1.37

Altria Group, Inc. has not granted stock options to employees since 2002. The amounts shown above as stock-based compensation expense relate to Executive Ownership Stock Options (“EOSOs”). Under certain circumstances, senior executives who exercise outstanding stock options, using shares to pay the option exercise price and taxes receive EOSOs equal to the number of shares tendered. During the nine months and three months ended September 30, 2005, Altria Group, Inc. granted 1.5 million and 0.3 million EOSOs, respectively.

Altria Group, Inc. elected to calculate the initial pool of tax benefits resulting from tax deductions in excess of the stock-based employee compensation expense recognized in the statement of earnings (“Excess tax benefits”) under the Financial Accounting Standards Board (“FASB”) Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Excess tax benefits occur when the tax deduction claimed at vesting exceeds the fair value compensation expense accrued under SFAS No. 123(R). Excess tax benefits of $161 million were recognized for the nine months ended September 30, 2006 and were presented as financing cash flows. Previously, these tax benefits were included in operating cash flows. Under SFAS No. 123(R), tax shortfalls occur when actual tax deductible compensation expense is less than cumulative stock-based compensation expense recognized in the financial statements. Tax shortfalls of $9 million at Kraft were recognized for the nine months ended September 30, 2006, and were recorded in additional paid-in capital.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2006	2005	2006	2005
		(in millions)

Separation program	International tobacco*	$85	$26	$62	$8
Separation program	General corporate**	33	40	3	2
Restructuring program	North American food	217	31	62	2
Restructuring program	International food	226	81	63	24
Asset impairment	International tobacco	3	31	3	25
Asset impairment	North American food	99	93
Asset impairment	International food	11
Asset impairment	General corporate	2

Asset impairment and exit costs		$676	$302	$193	$61

*	Pre-tax charges at Philip Morris International, Inc. (“PMI”) primarily related to the streamlining of various operations. On July 6, 2006, PMI announced its intention to close its factory in Munich, Germany, in 2009, with the terms and conditions having since been finalized with the local Works Council. PMI estimates that the total cost to close the facility will be approximately $100 million, of which approximately $20 million will be due to accelerated depreciation through 2009. During the third quarter of 2006, PMI incurred $51 million of costs related to the Munich factory closure.

**	Altria Group, Inc.’s pre-tax charges primarily related to the streamlining of various corporate functions.

Kraft Restructuring Program

In January 2004, Kraft announced a three-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, Kraft announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges reflecting asset disposals, severance and implementation costs. As part of this program, Kraft anticipates the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring charges during 2006 are expected to be approximately $1 billion, including $496 million incurred during the first nine months of 2006. Total pre-tax restructuring charges incurred since the inception of the program in January 2004 were $1.4 billion.

The condensed consolidated statements of earnings include asset impairment and exit costs at Kraft as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Restructuring program	$443	$112	$125	$26
Other asset impairments	110	93

	$553	$205	$125	$26

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Charges under the restructuring program for the first nine months of 2006 resulted from the announced closures of 7 plants, for a total of 26 since the commencement of the restructuring program in January 2004, and the continuation of a number of workforce reduction programs. Other asset impairment charges consist of write-downs in 2006 related to Kraft’s sale of its pet snacks brand and assets, as well as charges following its annual review of goodwill and intangible assets. The asset impairments in 2005 relate to Kraft’s sale of its fruit snacks assets. Approximately $243 million of the pre-tax charges incurred during the first nine months of 2006 will require cash payments.

Pre-tax restructuring liability activity for the nine months ended September 30, 2006, was as follows (in millions):

	For the Nine Months Ended September 30, 2006
	Severance	Asset Write-downs	Other	Total
Liability balance, January 1, 2006	$114	$-	$1	$115
Charges	186	204	53	443
Cash spent	(149)		(15)	(164)
Charges against assets	(11)	(204)	(4)	(219)
Currency	4			4

Liability balance, September 30, 2006	$144	$-	$35	$179

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced since 2004, as part of the overall restructuring program, will result in the elimination of approximately 9,200 positions. At September 30, 2006, approximately 7,800 of these positions have been eliminated. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements. Severance costs taken against assets relate to incremental pension costs, which reduce prepaid pension assets.

Kraft recorded pre-tax implementation costs associated with the restructuring program. These costs include the discontinuance of certain product lines and incremental costs related to the integration and streamlining of functions and closure of facilities. Substantially all implementation costs incurred during the first nine months of 2006 will require cash payments. These costs were recorded on the condensed consolidated statements of earnings as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$-	$1	$-	$-
Cost of sales	13	34	2	8
Marketing, administration and research costs	40	26	21	8

Implementation costs	$53	$61	$23	$16

Kraft Asset Impairment Charges

During the third quarter of 2006, Kraft completed the sale of its pet snacks brand and assets for $580 million and recorded tax expense of $57 million related to the sale. In the first quarter of 2006, Kraft recorded a pre-tax asset impairment charge of $86 million in recognition of the sale. The charge, which included the write-off of a portion of the associated goodwill and intangible and fixed assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

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

During the second quarter of 2005, Kraft completed the sale of its fruit snacks assets. In the first quarter of 2005, Kraft recorded a pre-tax asset impairment charge of $93 million in recognition of the sale. The charge, which includes the write-off of all associated intangible assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

International Tobacco Asset Impairment Charge

During the third quarter of 2005, PMI recorded a $25 million non-cash pre-tax charge related to obsolete equipment.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$216	$213	$164	$156
Interest cost	481	470	209	215
Expected return on plan assets	(675)	(649)	(270)	(265)
Amortization:
Unrecognized net loss from experience differences	263	210	72	54
Prior service cost	15	12	10	10
Other expense	5	20	2	6

Net periodic pension cost	$305	$276	$187	$176

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$73	$70	$56	$51
Interest cost	162	155	70	71
Expected return on plan assets	(223)	(217)	(90)	(87)
Amortization:
Unrecognized net loss from experience differences	90	69	26	18
Prior service cost	6	4	3	3
Other expense			2	1

Net periodic pension cost	$108	$81	$67	$57

Other expense, above, is due primarily to additional pension benefits related to workforce reduction programs under Kraft’s restructuring program and workforce reduction programs within Altria Group, Inc.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible and do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Employer contributions of $419 million and $155 million were made to U.S. plans and non-U.S. plans, respectively, during the nine months ended September 30, 2006. These amounts include $140 million and $67 million of employer contributions that Kraft made to its U.S. and non-U.S. plans, respectively. Currently, Altria Group, Inc. anticipates making additional contributions during the remainder of 2006 of approximately $10 million to its U.S. plans and approximately $75 million to its non-U.S. plans, based on current tax law. These amounts include approximately $10 million and $40 million that Kraft anticipates making to its U.S. and non-U.S. plans, respectively. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$79	$75	$27	$25
Interest cost	222	214	74	72
Amortization:
Unrecognized net loss from experience differences	85	62	26	21
Unrecognized prior service cost	(22)	(21)	(8)	(7)
Other	3	3

Net postretirement health care costs	$367	$333	$119	$111

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Altria Group, Inc. will adopt the recognition and related disclosure provisions of SFAS No. 158, prospectively, on December 31, 2006. Altria Group, Inc. is currently assessing the impact of SFAS No. 158 on the consolidated financial statements. However, based on the funded status of Altria Group, Inc.’s defined benefit pension, postretirement medical and postemployment plans as of December 31, 2005, Altria Group, Inc. estimates that total assets will decrease by approximately $3.9 billion, total liabilities will increase by approximately $0.4 billion and stockholders’ equity will decrease by approximately $4.3 billion, net of taxes. Included in these amounts are a decrease to Kraft’s total assets of approximately $2.6 billion, an increase to Kraft’s total liabilities of approximately $0.2 billion and a decrease to Kraft’s stockholders’ equity of approximately $2.8 billion, net of taxes. The actual impact of implementing SFAS No. 158 is highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, and the actual rate of return on pension assets for 2006. These factors could increase or decrease the expected impact of implementing SFAS No. 158 in Altria Group, Inc.’s consolidated financial statements at December 31, 2006.

SFAS No. 158 also requires an entity to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position for fiscal years ending after December 15, 2008. Altria Group, Inc.’s non-U.S. pension plans (other than Canadian pension plans) are measured at September 30 of each year. Subsidiaries of PMI and Kraft Foods International are expected to adopt the measurement date provision beginning December 31, 2008. Altria Group, Inc. is presently evaluating the impact of the measurement date change.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Domestic tobacco	$—	$—	$281	$281
International tobacco	6,049	5,571	1,512	1,399
North American food	20,971	20,803	9,881	10,311
International food	6,122	4,845	194	205

Total	$33,142	$31,219	$11,868	$12,196

Intangible assets were as follows (in millions):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$11,500		$11,867
Amortizable intangible assets	473	$105	410	$81

Total intangible assets	$11,973	$105	$12,277	$81

Non-amortizable intangible assets substantially consist of brand names from Kraft’s acquisition of Nabisco Holdings Corp. (“Nabisco”) in 2000 and the PMI 2005 acquisition of a business in Indonesia. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2006 and 2005, was $23 million and $14 million, respectively, and $7 million and $6 million for the three months ended September 30, 2006 and 2005, respectively. Amortization expense for each of the next five years is estimated to be $35 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2005, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2005	$31,219	$12,277
Changes due to:
Currency	778	125
Acquisitions	952
Divestitures	(161)	(356)
Asset impairment	(25)	(79)
Other	379	6

Balance at September 30, 2006	$33,142	$11,973

As a result of Kraft’s common stock repurchases, ALG’s ownership percentage of Kraft has increased from 87.2% at December 31, 2005 to 88.6% at September 30, 2006, thereby resulting in an increase in goodwill. Other, above, includes this additional goodwill. The increase in goodwill from acquisitions is related to preliminary allocations of purchase price for Kraft’s acquisition of certain United Biscuits operations and Nabisco trademarks as discussed in Note 6. Acquisitions. The allocations are based upon preliminary estimates and assumptions and are subject to revision when appraisals are finalized, which is expected within the next six months.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the first quarter of 2006, Altria Group, Inc. completed its annual review of goodwill and intangible assets, and recorded non-cash pre-tax charges of $24 million related to intangible asset impairments at Kraft.

Note 5. Financial Instruments:

During the nine months and three months ended September 30, 2006 and 2005, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next fifteen months. At September 30, 2006, Altria Group, Inc. estimates that substantially all amounts reported in accumulated other comprehensive earnings (losses) will be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at September 30, 2006 and 2005, Altria Group, Inc. recorded losses of $134 million, net of income taxes, and gains of $242 million, net of income taxes, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

Gain (loss) at beginning of period	$24	$(14)	$17	$65
Derivative gains transferred to earnings	(51)	(42)	(33)	(23)
Change in fair value	6	126	(5)	28

(Loss) gain as of September 30	$(21)	$70	$(21)	$70

Note 6. Acquisitions:

United Biscuits:

During the third quarter of 2006, Kraft acquired the Spanish and Portuguese operations of United Biscuits (“UB”), and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.1 billion.

The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven manufacturing facilities and 1,300 employees. Together, these businesses generated net revenues of approximately $400 million in 2005. Due to the timing of the closing of the acquisition, these financial statements do not reflect earnings from these operations, the amounts of which were not material.

The non-cash acquisition was financed by Kraft’s assumption of approximately $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of Kraft’s outstanding investment in UB, primarily deep-discount securities. The redemption of Kraft’s investment in UB resulted in a $251 pre-tax gain on closing, benefiting Altria Group, Inc. by $0.06 per diluted share.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sampoerna:

In March 2005, a subsidiary of PMI acquired 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”), an Indonesian tobacco company. In May 2005, PMI purchased an additional 58%, for a total of 98%. The total cost of the transaction was approximately $4.8 billion, including Sampoerna’s cash of approximately $0.3 billion and debt of the U.S. dollar equivalent of approximately $0.2 billion. The purchase price was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility (which, through repayments has been reduced to euro 1.5 billion) and a euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG.

The acquisition of Sampoerna allowed PMI to enter the profitable kretek cigarette category in Indonesia. Sampoerna’s financial position and results of operations have been fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. During the first nine months of 2006 and 2005, Sampoerna contributed $450 million and $201 million, respectively, of operating income and $200 million and $91 million, respectively, of net earnings.

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

Other:

During the nine months ended September 30, 2005, PMI acquired a 98.1% stake in Coltabaco, the largest tobacco company in Colombia, for approximately $300 million. The effect of this acquisition was not material to Altria Group, Inc.’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

On September 29, 2006, PMI entered into an agreement with British American Tobacco to purchase the Muratti and Ambassador trademarks in certain markets, as well as rights to L&M and Chesterfield in Hong Kong, in exchange for the rights to Benson & Hedges in certain African markets and a payment of $115 million. The transactions are subject to regulatory approval.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summary results of operations for the sugar confectionery business were as follows (in millions):

For the Nine Months Ended September 30, 2005
Net revenues	$228

Earnings before income taxes and minority interest	$41
Provision for income taxes	(16)
Loss on sale of discontinued operations	(297)
Minority interest in loss from discontinued operations, net	39

Loss from discontinued operations, net of income taxes and minority interest	$(233)

As a result of the sale, Kraft recorded a net loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction. ALG’s share of the loss, net of minority interest, was $255 million.

Other:

During the third quarter of 2006, Kraft completed the sale of its pet snacks brand and assets, and recorded tax expense of $57 million related to the sale. In the first quarter of 2006, Kraft recorded a pre-tax asset impairment charge of $86 million in recognition of this sale. During the second quarter of 2006, Kraft sold its industrial coconut assets. During the first quarter of 2006, Kraft sold certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005 in recognition of these sales. During the second quarter of 2005, Kraft sold its fruit snacks assets and incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of this sale. During the first quarter of 2005, Kraft sold its desserts assets in the U.K. and its U.S. yogurt assets. The aggregate proceeds received from the sales of other businesses in the first nine months of 2006 and 2005 were $759 million and $218 million, respectively, on which pre-tax losses of $14 million and pre-tax gains of $115 million, respectively, were recorded.

In July 2006, Kraft announced that it had agreed to sell its rice brand and assets for approximately $280 million. The transaction closed in October 2006 and resulted in an after-tax gain to Altria Group, Inc. of approximately $140 million or $0.07 per diluted share, which will be recorded in the fourth quarter of 2006.

The operating results of the other divestitures, discussed above, in the aggregate, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Stock Plans:

Under the Altria Group, Inc. 2005 Performance Incentive Plan (the “2005 Plan”), Altria Group, Inc. may grant to eligible employees stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Up to 50 million shares of common stock may be issued under the 2005 Plan. In addition, Altria Group, Inc. may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria Group, Inc. under the 2005 Stock Compensation Plan for Non-Employee Directors (the “2005 Directors Plan”). At September 30, 2006, Altria Group, Inc. employees held options to purchase 41,646,404 shares of Altria Group, Inc.’s common stock. Shares available to be granted under the 2005 Plan and the 2005 Directors Plan at September 30, 2006 were 45,926,141 and 962,948, respectively.

Altria Group, Inc. has not granted stock options to employees since 2002. Under certain circumstances, senior executives who exercise outstanding stock options using shares to pay the option exercise price and taxes receive EOSOs equal to the number of shares tendered. EOSOs are granted at an exercise price of not less than fair value on the date of the grant, and become exercisable six months after the grant date.

In addition, Kraft may grant stock options, stock appreciation rights, restricted stock, restricted and deferred units, and other awards of its Class A common stock to its employees under the terms of the Kraft 2005 Performance Incentive Plan (the “Kraft Plan”). Up to 150 million shares of Kraft’s Class A common stock may be issued under the Kraft Plan, of which no more than 45 million shares may be awarded as restricted stock. At September 30, 2006, Kraft’s employees held options to purchase 13,964,489 shares of Kraft’s Class A common stock. Shares available to be granted under the Kraft Plan at September 30, 2006 were 143,550,090. Restricted shares available for grant under the Kraft Plan at September 30, 2006 were 38,550,090.

Concurrent with Kraft’s Initial Public Offering (“IPO”) in June 2001, certain Altria Group, Inc. employees received a one-time grant of options to purchase shares of Kraft’s Class A common stock held by Altria Group, Inc. at the IPO price of $31.00 per share. At September 30, 2006, employees held options to purchase approximately 1.4 million shares of Kraft’s Class A common stock from Altria Group, Inc.

Stock Option Plan

Pre-tax compensation cost and the related tax benefit for stock option awards totaled $14 million and $5 million, respectively, for the nine months ended September 30, 2006, and $4 million and $1 million, respectively, for the three months ended September 30, 2006. The fair value of the awards was determined using a modified Black-Scholes methodology using the following assumptions:

	Risk-Free Interest Rate	Weighted Average Expected Life	Expected Volatility	Expected Dividend Yield
2006 Altria Group, Inc.	4.84%	4 years	28.62%	4.29%
2005 Altria Group, Inc.	3.82	4	33.18	4.42

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Altria Group, Inc. stock option activity was as follows for the nine months ended September 30, 2006:

	Shares Subject to Option	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2006	51,657,197	$41.82
Options granted (EOSOs)	690,710	74.84
Options exercised	(10,628,743)	39.60
Options cancelled	(72,760)	41.70

Balance at September 30, 2006	41,646,404	42.93	3.3 years	$1.4 billion

Exercisable at September 30, 2006	41,109,011	42.51	3.3	1.4

The aggregate intrinsic value shown in the table above was based on the September 30, 2006 closing price for Altria Group, Inc.’s common stock of $76.55. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $14.69 and $14.20, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $388 million and $598 million, respectively. The weighted-average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $15.20 and $13.84, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $209 million and $169 million, respectively.

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

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period, which is generally three years. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and rights for the nine months and three months ended September 30, 2006 and 2005 as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

Altria Group	$98	$86	$33	$28
Kraft	99	112	38	36

Total	$197	$198	$71	$64

The deferred tax benefit related to this compensation expense was $72 million and $73 million for the nine months ended September 30, 2006 and 2005, respectively, and $26 million and $24 million for the three months ended September 30, 2006 and 2005, respectively. The pre-tax compensation expense for the nine months ended September 30, 2006 includes the pre-tax cumulative effect gain of $14 million from the adoption of SFAS No. 123(R) ($9 million of which related to Kraft). The unamortized compensation expense related to Altria Group, Inc. and Kraft restricted stock and rights was $427 million at September 30, 2006. This amount

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

included $236 million related to Kraft and $191 million related to Altria Group, Inc. The unamortized compensation expense is expected to be recognized over a weighted average period of 2 years.

Altria Group, Inc. restricted stock and rights activity was as follows for the nine months ended September 30, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2006	7,839,799	$48.99
Granted	1,963,960	74.21
Vested	(2,990,740)	36.67
Forfeited	(323,799)	58.10

Balance at September 30, 2006	6,489,220	61.81

The weighted-average grant date fair value of Altria Group, Inc. restricted stock and rights granted during the nine months ended September 30, 2006 and 2005 was $146 million and $136 million, respectively, or $74.21 and $62.03 per restricted share or right, respectively. The total fair value of Altria Group, Inc. restricted stock and rights vested during the nine months ended September 30, 2006 and 2005 was $214 million and $3 million, respectively.

Kraft’s restricted stock and rights activity was as follows for the nine months ended September 30, 2006:

	Number of Kraft Shares	Weighted-Average Grant Date Fair Value Per Kraft Share
Balance at January 1, 2006	15,085,116	$33.80
Granted	6,846,035	29.16
Vested	(4,179,405)	36.34
Forfeited	(2,071,630)	32.18

Balance at September 30, 2006	15,680,116	31.31

The weighted-average grant date fair value of restricted stock and rights granted at Kraft during the nine months ended September 30, 2006 and 2005 was $200 million and $197 million, respectively, or $29.16 and $33.31 per restricted share or right, respectively. The total fair value of Kraft restricted stock and rights vested during the nine months ended September 30, 2006 and 2005 was $122 million and $2 million, respectively.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

Earnings from continuing operations	$9,063	$8,379	$2,875	$2,883
Loss from discontinued operations		(233)

Net earnings	$9,063	$8,146	$2,875	$2,883

Weighted average shares for basic EPS	2,086	2,067	2,090	2,072

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	3	5	3	6
Stock options	15	15	14	14

Weighted average shares for diluted EPS	2,104	2,087	2,107	2,092

For the nine months and three months ended September 30, 2006 and 2005, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period) was immaterial.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

Net revenues:
Domestic tobacco	$13,938	$13,667	$4,830	$4,731
International tobacco	36,814	34,985	12,703	12,075
North American food	17,179	16,855	5,591	5,551
International food	7,806	7,595	2,652	2,506
Financial services	272	262	109	99

Net revenues	$76,009	$73,364	$25,885	$24,962

Earnings from continuing operations before income taxes, minority interest, and equity earnings, net
Operating companies income (loss):
Domestic tobacco	$3,687	$3,501	$1,270	$1,202
International tobacco	6,225	6,301	2,119	2,202
North American food	2,868	2,916	930	948
International food	817	792	469	252
Financial services	138	(10)	101	(121)
Amortization of intangibles	(23)	(14)	(7)	(6)
General corporate expenses	(517)	(524)	(169)	(162)

Operating income	13,195	12,962	4,713	4,315
Interest and other debt expense, net	(702)	(907)	(193)	(306)

Earnings from continuing operations before income taxes, minority interest, and equity earnings, net	$12,493	$12,055	$4,520	$4,009

Items affecting the comparability of results from continuing operations were as follows:

•	Provision for Airline Industry Exposure – During the second quarter of 2006, PMCC increased its allowance for losses by $103 million, due to continuing issues within the airline industry. During the third quarter of 2005, PMCC increased its allowance for losses by $200 million, reflecting its exposure to the troubled airline industry, particularly to Delta Air Lines, Inc. and Northwest Airlines, Inc., both of which filed for bankruptcy protection during September 2005.

•	Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.

•	Domestic Tobacco Loss on U.S. Tobacco Pool – As further discussed in Note 11. Contingencies, in October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. Under the provisions of FETRA, PM USA was obligated to cover its share of potential losses that the government may incur on the disposition of pool tobacco stock accumulated under the previous tobacco price support program. In the third quarter of 2005, PM USA recorded a $138 million expense for its share of the loss.

•	Domestic Tobacco Quota Buy-Out – The provisions of FETRA require PM USA, along with other manufacturers and importers of tobacco products, to make quarterly payments that will be used to

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

compensate tobacco growers and quota holders affected by the legislation. Payments made by PM USA under FETRA will offset amounts due under the provisions of the National Tobacco Grower Settlement Trust (“NTGST”), a trust formerly established to compensate tobacco growers and quota holders. Disputes arose as to the applicability of FETRA to 2004 NTGST payments. During the third quarter of 2005, a North Carolina Supreme Court ruling determined that FETRA enactment had not triggered the offset provisions during 2004 and that tobacco companies were required to make full payment to the NTGST for the full year of 2004. The ruling, along with FETRA billings from the United States Department of Agriculture (“USDA”), established that FETRA was effective beginning in 2005. Accordingly, during the third quarter of 2005, PM USA reversed a 2004 accrual for FETRA payments in the amount of $115 million.

•	Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale to its new distributor in Italy, resulting in a $96 million pre-tax benefit to operating companies income for the international tobacco segment. During the second quarter of 2005, the new distributor reduced its inventories by approximately 1.0 billion units, resulting in lower shipments for PMI. The net impact of these actions was a benefit to PMI’s pre-tax operating companies income of approximately $70 million for the nine months ended September 30, 2005.

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

•	Gain on Redemption of United Biscuits Investment – During the third quarter of 2006, operating companies income of the International food segment included a pre-tax gain of $251 million from the redemption of its outstanding investment in United Biscuits.

•	Gains/Losses on Sales of Businesses, net – During the first nine months of 2006, operating companies income of the North American food segment included pre-tax losses on sales of businesses of $14 million, related to Kraft’s sale of its pet snacks brand and assets, industrial coconut assets, certain Canadian assets and a small U.S. biscuit brand. During the first nine months of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the first quarter 2005 sale of Kraft’s U.K. desserts assets.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of November 1, 2006, December 31, 2005 and December 31, 2004, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of November 1, 2006	Number of Cases Pending as of December 31, 2005	Number of Cases Pending as of December 31, 2004	Page References
Individual Smoking and Health Cases (1)	190	228	222	36

Smoking and Health Class Actions and Aggregated Claims Litigation (2)	9	9	9	36-37

Health Care Cost Recovery Actions	6	4	10	37-42

Lights/Ultra Lights Class Actions	21	24	21	42-44

Tobacco Price Cases	2	2	2	45

Asbestos Contribution Cases	0	1	1

(1)	Does not include 2,626 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA.

(2)	Includes as one case the aggregated claims of 928 individuals (of which 583 individuals have claims against PM USA) that are proposed to be tried in a single proceeding in West Virginia. In December 2005, the West Virginia Supreme Court of Appeals ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 133 individual smoking and health cases as of November 1, 2006 (Argentina (57), Australia (2), Brazil (58), Chile (6), Israel (1), Italy (5), the Philippines (1), Scotland (1), and Spain (2)), compared with approximately 132 such cases on December 31, 2005, and approximately 121 such cases on December 31, 2004. In addition, in Italy, 23 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case, and four cases are pending in Finland and one in Israel against defendants that are indemnitees of a subsidiary of PMI.

In addition, as of November 1, 2006, there were two smoking and health putative class actions pending outside the United States against PMI in Brazil (1) and Israel (1) compared with three such cases on December 31, 2005, and three such cases on December 31, 2004. Three health care cost recovery actions are pending in Israel (1), Canada (1) and France (1), against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel.

Pending and Upcoming Trials

As of November 1, 2006, six individual smoking and health cases against PM USA are scheduled for trial through the end of 2007. Cases against other tobacco companies are also scheduled for trial through the end of 2007. Trial dates are subject to change.

Recent Trial Results

Since January 1999, verdicts have been returned in 45 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 28 of the 45 cases. These 28 cases were tried in California (4), Florida (9), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, the District of Columbia, Florida and Missouri. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial.

In July 2005, a jury in Tennessee returned a verdict in favor of PM USA in a case in which plaintiffs had challenged PM USA’s retail promotional and merchandising programs under the Robinson-Patman Act.

Of the 17 cases in which verdicts were returned in favor of plaintiffs, five have reached final resolution. A verdict against defendants in a health care cost recovery case has been reversed and all claims were dismissed with prejudice. After exhausting all appeals, PM USA has paid four damage awards totaling approximately $69.5 million, together with interest totaling approximately $34.5 million.

The chart below lists the verdict and post-trial developments in the remaining 12 pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 2006	District of Columbia/ United States of America	Health Care Cost Recovery

Finding that defendants, including ALG and PM USA, violated the Racketeer Influenced and Corrupt Organizations Act (RICO). No monetary damages assessed, but court made specific findings and issued injunctions. See Federal Government’s Lawsuit, below.

Defendants filed notices of appeal to the United States Court of Appeals in September and the Department of Justice filed its notice of appeal in October. On October 31, 2006, a three-judge panel of the Court of Appeals stayed the trial court’s judgment pending its review of the decision. See Federal Government’s Lawsuit, below.

March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	PM USA’s appeal is pending.

October 2004	Florida/ Arnitz	Individual Smoking and Health	$240,000 against PM USA.	In July 2006, a Florida Supreme Court affirmed the verdict. In September 2006, the appellate court denied PM USA’s motion for rehearing. PM USA then filed a motion to stay the issuance of the mandate with the appellate court. On October 6, 2006, the appellate court denied this motion and the mandate was issued. On October 16, 2006, PM USA paid $1,094,352 in judgment, interest and attorneys’ fees. On October 19, 2006, PM USA filed a petition for discretionary review with the Florida Supreme Court.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the state trial court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of November 1, 2006, the amount of prejudgment interest was approximately $430 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. See Scott Class Action below.

November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	In August 2006, a Missouri appellate court denied PM USA’s appeal. In September 2006, the appellate court rejected defendants’ motion to transfer the case to the Missouri Supreme Court. On October 11, 2006 defendants filed an application for transfer to the Missouri Supreme Court.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2003	Illinois/ Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions to dismiss the case against PM USA. In May 2006, the Illinois Supreme Court rejected the plaintiffs’ motion for rehearing. In October 2006, plaintiffs filed a petition for certiorari with the United States Supreme Court. See the discussion of the Price case under the heading “Lights/Ultra Lights Cases.”

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damage award. See discussion (1) below of recent action by the California Supreme Court.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. If a judgment is entered in this case, PM USA intends to appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the Court of Appeals’ decision reversing and remanding the case for a new trial on punitive damages. In October 2006, the Oregon Supreme Court announced that it would hold this petition in abeyance until the United States Supreme Court decides the Williams case discussed below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the state trial court and instructed the trial court to order the decertification of the class. In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, that certain Phase I trial court findings be allowed to stand as against the defendants in individual actions that individual former class members may bring within one year of the issuance of the mandate, compensatory damage awards totaling approximately $6.9 million to two individual class members be reinstated and that a third former class member’s claim was barred by the statute of limitations. Plaintiffs and defendants, including PM USA, filed motions for rehearing in August 2006. See “Engle Class Action” below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiff’s negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims. In May 2006, plaintiff filed an amended consolidated complaint. In September 2006, the trial court granted plaintiff’s motion for a preferential trial date and scheduled trial for January 2007.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion (2) below.

(1)	In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction in the punitive damage award and granted PM USA’s petition for review challenging the punitive damage award, with further action deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case described below.

(2)

The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $20 million in interest charges related to this case. The Oregon Supreme Court granted PM USA’s motion to stay the issuance of the appellate judgment pending the filing of, and action on, its petition for writ of certiorari to the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

United States Supreme Court. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006 and oral argument was heard on October 31, 2006.

In addition to the cases discussed above, in October 2003, a three-judge appellate panel in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $256,000 and other unspecified damages. PMI’s Brazilian affiliate appealed. In December 2004, the three-judge panel’s decision was vacated by an en banc panel of the appellate court, which upheld the trial court’s dismissal of the case. The case is currently on appeal to the Superior Court.

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle and Price cases, as of November 1, 2006, PM USA has posted various forms of security totaling approximately $194 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the September 30, 2006 and December 31, 2005 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review.

In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, and that members of the decertified class could file individual actions against defendants within one year of issuance of the mandate. The court further declared the following Phase I findings are entitled to res judicata effect in such individual actions brought within one year of the issuance of the mandate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants’ cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that all defendants agreed to misrepresent information regarding the health effects or addictive nature of cigarettes with the intention of causing the public to rely on this information to their detriment; (vi) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vii) that all defendants sold or supplied cigarettes that were defective; and (viii) that all defendants were negligent. The court also reinstated compensatory damage awards totaling approximately $6.9 million to two individual plaintiffs and found that a

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

third plaintiff’s claim was barred by the statute of limitations. It is too early to predict when the mandate will be issued and how many members of the decertified class will file individual claims in the prescribed time period.

In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including the ruling (described above) that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asks, among other things, that legal errors that were raised but not expressly ruled upon in the Third District Court of Appeal or in the Florida Supreme Court now be addressed. Plaintiffs also filed a motion for rehearing in August 2006 seeking clarification of the applicability of the statute of limitations to non-members of the decertified class.

Scott Class Action

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of a fund to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. In May 2004, in the second phase of the trial, the jury awarded plaintiffs approximately $590 million against all defendants jointly and severally, to fund a 10-year smoking cessation program. In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. As of November 1, 2006, the amount of prejudgment interest was approximately $430 million. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA, have appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”) fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Caronia Class Action

In January 2006, plaintiffs brought this putative class action in the United States District Court for the Eastern District of New York on behalf of New York residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under examination by a physician for suspected lung cancer. Plaintiffs seek the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

A number of foreign governmental entities have filed health care cost recovery actions in the United States. Such suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. All of these 36 cases have been dismissed; the two cases brought by the Republic of Panama and the Brazilian State of São Paulo remain pending on appeal. In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, PMI and certain PMI subsidiaries in Israel (1), the Marshall Islands (1; dismissed), Canada (1), and France (1; dismissed, but on appeal), and other entities have stated that they are considering filing such actions. In September 2005, in the case in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case which had previously been dismissed by the trial court will now proceed. It is possible that other provinces in Canada will enact similar legislation.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Possible Adjustments in MSA Payments for 2003 and 2004

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (“OPMs”), are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs to the states and territories that are parties to the MSA for the years 2003 and 2004. The proceedings are based on the collective loss of market share in each of 2003 and 2004 by all manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

In these proceedings, an independent economic consulting firm jointly selected by the MSA parties is required to determine whether the disadvantages of the MSA were a “significant factor” contributing to the collective loss of market share for the year in question. If the firm determines that the disadvantages of the MSA were such a “significant factor,” each state may avoid a downward adjustment to its share of the OPMs’ annual payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Any potential downward adjustment would then be reallocated to those states that do not establish such diligent enforcement. PM USA believes that the MSA’s arbitration clause requires a state to submit its claim to have diligently enforced a qualifying escrow statute to binding arbitration before a panel of three former federal judges in the manner provided for in the MSA. A number of states have taken the position that this claim should be decided in state court on a state-by-state basis.

In March of 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. This same firm is required to render its final determination for the year 2004 in February of 2007. Following the economic consulting firm’s determination with respect to 2003, thirty-seven states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in twelve MSA states and territories that have not filed declaratory judgment actions.

The issue of what forum will determine the states’ diligent enforcement claims, and the availability and the precise amount of any NPM Adjustment for either 2003 or 2004 will not be finally determined until 2007 or thereafter. There is no certainty that the OPMs will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment, the adjustment would likely be applied as a credit against future MSA payments and would be allocated among the OPMs pursuant to the MSA’s provisions for allocation of the NPM Adjustment among the OPMs.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out, which is estimated at approximately $9.5 billion, is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments offset already scheduled payments to the NTGST. FETRA also obligated manufacturers and importers of tobacco products to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. ALG does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2006 and beyond.

Other MSA-Related Litigation

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

Several actions are currently pending challenging the legality of various provisions of the MSA under various theories. Neither ALG nor PM USA is a party in these actions. There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust and constitutional law. The United States Court of Appeals for the Second Circuit has held that plaintiffs have stated a claim for relief on antitrust grounds. In September 2004, the trial court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes on the grounds that the plaintiffs were unlikely to prove their allegations, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York Escrow Statute pending further discovery. The parties’ motions for summary judgment are pending. Additionally, in a separate proceeding pending in New York federal court, plaintiffs seek to enjoin the statutes enacted by New York and 30 other states in connection with the MSA on the grounds that the statutes violate the federal antitrust laws and the Commerce Clause of the United States Constitution. In September 2005, the United States Court of Appeals for the Second Circuit held that plaintiffs have stated a claim for relief and that the New York federal court had jurisdiction over the 30 defendant Attorneys General from states other than New York and, in October 2006, the United States Supreme Court denied the Attorneys Generals’ petition for writ of certiorari. In May 2006, the district court denied plaintiffs’ motion for an injunction against enforcement of the Escrow Statute’s “complementary legislation” based on an inability to prove the facts alleged. Plaintiffs have

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

appealed. In March 2006, the United States Court of Appeals for the Fifth Circuit reversed a Louisiana trial court’s dismissal of federal constitutional challenges to certain provisions of the MSA. As a result, the case will proceed to trial in federal court beginning in March 2007. Similar lawsuits are pending in other states on similar antitrust, Commerce Clause and/or other constitutional theories, including Arkansas, Kansas, Louisiana, Nebraska, Oklahoma and Tennessee. A similar proceeding has been brought under the provisions of the North American Free Trade Agreement in the United Nations. The United States Court of Appeals for the Sixth Circuit recently affirmed the dismissal of an action in Kentucky. In addition, appeals of cases raising similar constitutional and antitrust challenges to the MSA are currently pending before the United States Court of Appeals for the Second, Eighth and Tenth Circuits.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the civil provisions of RICO. Trial of the case ended in June 2005. The lawsuit sought to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleged that such costs total more than $20 billion annually. It also sought what it alleged to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under the civil provisions of RICO.

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

In June 2005, the government filed with the trial court its proposed final judgment seeking remedies of approximately $14 billion, including $10 billion over a five-year period to fund a national smoking cessation program and $4 billion over a ten-year period to fund a public education and counter-marketing campaign. Further, the government’s proposed remedy would have required defendants to pay additional monies to these programs if targeted reductions in the smoking rate of those under 21 are not achieved according to a prescribed timetable. The government’s proposed remedies also included a series of measures and restrictions applicable to cigarette business operations – including, but not limited to, restrictions on advertising and marketing, potential measures with respect to certain price promotional activities and research and development, disclosure requirements for certain confidential data and implementation of a monitoring system with potential broad powers over cigarette operations.

In August 2006, the federal trial court entered judgment in favor of the government. The court held that certain defendants, including ALG and PM USA, violated RICO and engaged in 7 of the 8 “sub-schemes” to defraud that the government had alleged. Specifically, the court found that:

•	defendants falsely denied, distorted and minimized the significant adverse health consequences of smoking;

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	defendants hid from the public that cigarette smoking and nicotine are addictive;

•	defendants falsely denied that they control the level of nicotine delivered to create and sustain addiction;

•	defendants falsely marketed and promoted “low tar/light” cigarettes as less harmful than full-flavor cigarettes;

•	defendants falsely denied that they intentionally marketed to youth;

•	defendants publicly and falsely denied that ETS is hazardous to non-smokers; and

•	defendants suppressed scientific research.

The court did not impose any monetary penalties on the defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Center for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights”; and “low tar,” which the court found could cause consumers to believe a cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to insure optimum nicotine delivery; and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021; with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants; now follow in disclosing such data to the Federal Trade Commission, for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government’s costs in bringing the action.

In September 2006, defendants filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. In September 2006, the trial court denied defendants’ motion to stay the judgment pending defendants’ appeals, and defendants then filed an emergency motion with the Court of Appeals to stay enforcement of the judgment pending their appeals. In October, the government filed a notice of appeal to the Court of Appeals. On October 31, 2006, a three-judge panel of the United States Court of Appeal granted defendants’ motion and stayed the trial court’s judgment pending its review of the decision.

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

To date, trial courts in Arizona, Oregon and Washington have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in two cases, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case, which is discussed below. Intermediate appellate courts in Oregon and Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. Plaintiffs in the case in Washington have sought further review. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has stayed further proceedings pending the resolution of the Engle case discussed above.

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Craft) and New York (Schwab). PM USA has appealed or otherwise challenged these class certification orders. Developments in these cases include:

•	Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In April 2006, plaintiffs filed a motion to redefine the class to include all persons who after November 25, 1994 purchased packs or cartons of Marlboro Lights cigarettes in Massachusetts that displayed the legend “Lower Tar & Nicotine” (the original class definition did not include a reference to lower tar and nicotine). In August 2006, the trial court denied PM USA’s motion for summary judgment based on the state consumer protection statutory exemption and federal preemption. On motion of the parties, the trial court has subsequently reported its decision to deny summary judgment to the Appeals Court for review.

•	Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a Lights case to federal court based on the federal officer jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiff’s motion to remand the case to state court. The case is now pending in federal court.

•	Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In September 2005, PM USA removed Craft to federal court based on the Eighth Circuit’s decision in Watson. In March 2006, the federal trial court granted plaintiffs’ motion and remanded the case to the Missouri state trial court. In May 2006, the Missouri Supreme Court declined to review the trial court’s class certification decision.

•

Schwab:    In September 2005, the trial court granted in part defendants’ motion for partial summary judgment dismissing plaintiffs’ claims for equitable relief and denied a number of plaintiffs’ motions for summary judgment. In November 2005, the trial court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. In September 2006, the trial court denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

purchased cigarettes in the United States that were labeled “light” or “lights” from the first date defendants began selling such cigarettes until the date trial commences. The court also declined to certify the order for interlocutory appeal, declined to stay the case and ordered jury selection to begin in January 2007, with trial scheduled to begin immediately after the jury is impaneled. On October 6, 2006, PM USA filed petitions for interlocutory review and stay pending appeal of the class certification decision with the United States Court of Appeals for the Second Circuit. On October 24, 2006, a single judge of the Court of Appeals granted a temporary stay of pre-trial and trial proceedings pending disposition of the petitions for stay and interlocutory review by a three-judge panel of the Court of Appeals.

In addition to these cases, in December 2005, in the Miner case pending in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. In December 2005, defendants filed a motion to stay plaintiffs’ motion for class certification until the court rules on PM USA’s pending motion to transfer venue to the United States District Court for the Eastern District of Arkansas. This motion was granted in January 2006. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in the Watson case. If the writ is denied, plaintiffs in Miner have consented to the entry of summary judgment in defendants’ favor. Similarly, plaintiffs in the Watson case have stipulated to the entry of summary judgment in defendants’ favor if the United States Supreme Court rejects plaintiffs’ petition for writ of certiorari. In addition, plaintiffs’ motions for class certification are pending in the cases in Kansas, New Jersey, New Mexico and Tennessee.

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of ALG.) The judge’s order also required PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal on the note, which are due in April 2008, 2009 and 2010. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions that the case be dismissed. In May 2006, the Illinois Supreme Court denied plaintiffs’ motion for rehearing. In June 2006, the Illinois Supreme Court ordered the return to PM USA of approximately $2.2 billion being held in escrow to secure the appeal bond in the case and terminated PM USA’s obligations to pay administrative fees to the Madison County Clerk. The pre-existing 7.0%, $6 billion long-term note from ALG to PM USA remains in escrow pending the outcome of plaintiffs’ petition for writ of certiorari to the United States Supreme Court, which was filed on October 2, 2006. However, the Illinois Supreme Court’s June 2006 order terminated PM USA’s obligations to deposit amounts equal to payments on the note.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain Other Tobacco-Related Litigation

Tobacco Price Cases:  As of November 1, 2006, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA and PMI, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. Plaintiffs in the New Mexico case have appealed.

Wholesale Leaders Cases:  In June 2003, certain wholesale distributors of cigarettes filed suit in Tennessee against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending PM USA’s expedited appeal. In January 2004, Tennessee filed a motion to dismiss its complaint, and its complaint was dismissed without prejudice in March 2004. In August 2005, the trial court granted PM USA’s motion for summary judgment, dismissed the case, and dissolved the preliminary injunction. Plaintiffs appealed, and, in April 2006, the United States Court of Appeals for the Sixth Circuit heard oral argument on plaintiffs’ appeal. A decision by the Court of Appeals is pending.

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

Cases Under the California Business and Professions Code:  In June 1997 and July 1998, two suits (Brown and Daniels), were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases, and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. In September 2004, the trial court in the other case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law, which, in two July 2006 opinions, the California Supreme Court ruled applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class in Brown. In November 2006, the California Supreme Court accepted review of the Appellate Court’s decision.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2004, a lawsuit (Gurevitch) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2005, defendants’ motion to dismiss was granted; however, plaintiffs’ motion for leave to amend the complaint was also granted, and plaintiffs filed an amended complaint in September 2005. In October 2005, the court stayed this action pending the California Supreme Court’s rulings on two cases not involving PM USA. On July 24, 2006, the California Supreme Court issued rulings in the two cases and held that a recent change in California law known as Proposition 64, which limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations, properly applies to pending cases. In September 2006, the stay was lifted and defendants filed their demurrer to plaintiffs’ amended complaint.

Certain Other Actions

IRS Challenges to PMCC Leases:  The IRS concluded its examination of ALG’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and net interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through litigation, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. In this regard, on October 16, 2006, PMCC filed a complaint in the United States District Court for the Southern District of New York to claim refunds for a portion of these tax payments and associated interest. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of ALG in a particular fiscal quarter or fiscal year.

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

ALG and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this Note 11. Contingencies: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

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

Third-Party Guarantees

At September 30, 2006, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $304 million, of which $277 million have no specified expiration dates. The remainder expire through 2023, with $15 million expiring through September 30, 2007. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $34 million on its condensed consolidated balance sheet at September 30, 2006, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Note 12. Income Taxes:

Altria Group, Inc. accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and in evaluating tax positions. ALG and its subsidiaries establish additional provisions for income taxes when, despite the belief that their tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. Upon the closure of current and future tax audits in various jurisdictions, income tax accrual reversals could continue to occur. ALG and its subsidiaries evaluate and potentially adjust these accruals in light of changing facts and circumstances. The consolidated tax provision includes the impact of changes to accruals that are considered appropriate.

The Internal Revenue Service (“IRS”) concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. Consequently, in March 2006, Altria Group, Inc. recorded non-cash tax benefits of approximately $1.0 billion, which represent the reversal of tax reserves following the issuance of the RAR. Although there will be no impact to Altria Group, Inc.’s consolidated operating cash flow, Altria Group, Inc. reimbursed $337 million in cash to Kraft for its portion of the $1.0 billion in tax benefits, as well as pre-tax interest of $46 million. The tax reversal, adjusted for Kraft’s minority interest, resulted in an increase to net earnings of $960 million for the nine months ended September 30, 2006.

Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and net interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through litigation, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. In this regard, on October 16, 2006, PMCC filed a complaint in the U.S. District Court for the Southern District of New York to claim refunds for a portion of these tax payments and associated interest. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which will become effective for Altria Group, Inc. on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken in a tax return. Altria Group, Inc. is presently evaluating the impact of FASB Interpretation No. 48 and currently believes that adoption of the standard will result in a significant increase to stockholders’ equity as of January 1, 2007. In addition, the FASB also issued FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which will also become effective for Altria Group, Inc. on January 1, 2007. This Staff Position requires the revenue recognition calculation to be reevaluated if the projected timing of income tax cash flows generated by a leveraged lease is revised. Altria Group, Inc. is presently evaluating the impact, if any, of this Staff Position.

During the second quarter of 2005, Altria Group, Inc. finalized its plan to repatriate $6.0 billion of foreign earnings under the provision of the American Jobs Creation Act. Deferred taxes had previously been provided for a portion of the dividends remitted. Their reversal more than offset the tax costs to repatriate the earnings and resulted in a net tax reduction of $209 million in the consolidated income tax provision during the second quarter of 2005. During the third quarter of 2005, Altria Group, Inc. recorded an additional $204 million tax benefit, which resulted from a favorable foreign tax law ruling that was received in the third quarter of 2005 related to the repatriation of earnings under the American Jobs Creation Act.

Note 13. Other New Accounting Pronouncements:

In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements,” which will be effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement will not have a material impact on Altria Group, Inc.’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), and its majority-owned (88.6% as of September 30, 2006) subsidiary, Kraft Foods Inc. (“Kraft”), are engaged in the manufacture and sale of various consumer products, including cigarettes and other tobacco products, packaged grocery products, snacks, beverages, cheese and convenient meals. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, ALG had a 28.7% economic and voting interest in SABMiller plc (“SABMiller”) at September 30, 2006. ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.

As previously communicated, for significant business reasons, the Board of Directors is looking at a number of restructuring alternatives, including the possibility of separating Altria Group, Inc. into two, or potentially three, independent entities. On October 25, 2006, the Board of Directors of Altria Group, Inc. announced that it intends to finalize its decision, including the precise timing, on the distribution of all Kraft shares owned by ALG to Altria Group, Inc.’s shareholders at its regularly scheduled meeting on January 31, 2007.

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

Sampoerna’s financial position and results of operations were fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. During the first nine months of 2006 and 2005, Sampoerna contributed $450 million and $201 million, respectively, of operating income and $200 million and $91 million, respectively, of net earnings.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Nine Months Ended September 30, 2006 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the nine months ended September 30, 2006, from the nine months ended September 30, 2005, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS From Continuing Operations
For the nine months ended September 30, 2005	$8,379	$4.01

2005 Domestic tobacco headquarters relocation charges	2	-
2005 Domestic tobacco loss on U.S. tobacco pool	87	0.04
2005 Domestic tobacco quota buy-out	(72)	(0.03)
2005 Gains on sales of businesses, net	(64)	(0.03)
2005 Asset impairment, exit and implementation costs	222	0.12
2005 Tax items	(470)	(0.23)
2005 Provision for airline industry exposure	129	0.06

Subtotal 2005 items	(166)	(0.07)

2006 Italian antitrust charge	(61)	(0.03)
2006 Asset impairment, exit and implementation costs	(432)	(0.20)
2006 Tax items	954	0.45
2006 Gain on redemption of United Biscuits investment	131	0.06
2006 Losses on sales of businesses	(59)	(0.03)
2006 Provision for airline industry exposure	(66)	(0.03)

Subtotal 2006 items	467	0.22

Currency	(134)	(0.07)
Change in tax rate	27	0.01
Higher shares outstanding		(0.03)
Operations	490	0.24

For the nine months ended September 30, 2006	$9,063	$4.31

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis. Amounts shown above that relate to Kraft are reported net of the related minority interest impact.

Asset Impairment, Exit and Implementation Costs – In January 2004, Kraft announced a three-year restructuring program. In January 2006, Kraft announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities and the elimination of approximately 14,000 positions. During the nine months ended September 30, 2006 and 2005, Kraft recorded pre-tax charges of $496 million ($293 million after taxes and minority interest) and $173 million ($99 million after taxes and minority interest), respectively, for the restructuring plan, including pre-tax implementation costs of $53 million and $61 million, respectively.

Kraft incurred a pre-tax asset impairment charge of $86 million ($48 million after taxes and minority interest) in the first quarter of 2006 in recognition of the sale of its pet snacks brand and assets in the third quarter of 2006. During the first nine months of 2006, PMI and Altria Group, Inc. recorded pre-tax asset impairment and exit costs totaling $123 million ($77 million after taxes) and during the first nine months of 2005, Altria Group, Inc. and PMI recorded pre-tax asset impairment and exit costs totaling $97 million ($71 million after taxes).

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

Domestic Tobacco Loss on U.S. Tobacco Pool – As further discussed in Note 11. Contingencies, in October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. Under the provisions of FETRA, PM USA was obligated to cover its share of potential losses that the government may incur on the disposition of pool tobacco stock accumulated under the previous tobacco price support program. In September 2005, PM USA recorded a $138 million pre-tax expense ($87 million after taxes) for its share of the loss.

Domestic Tobacco Quota Buy-Out – The provisions of FETRA require PM USA, along with other manufacturers and importers of tobacco products, to make quarterly payments that will be used to compensate tobacco growers and quota holders affected by the legislation. Payments made by PM USA under FETRA will offset amounts due under the provisions of the National Tobacco Grower Settlement Trust (“NTGST”), a trust formerly established to compensate tobacco growers and quota holders. Disputes arose as to the applicability of FETRA to 2004 NTGST payments. During the third quarter of 2005, a North Carolina Supreme Court ruling determined that FETRA enactment had not triggered the offset provisions during 2004 and that tobacco companies were required to make full payment to the NTGST for the full year of 2004. The ruling, along with FETRA billings from the United States Department of Agriculture (“USDA”), established that FETRA was effective beginning in 2005. Accordingly, during the third quarter of 2005, PM USA reversed a 2004 pre-tax accrual for FETRA payments in the amount of $115 million ($72 million after taxes).

Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.

Gain on Redemption of United Biscuits Investment – In the third quarter of 2006 Kraft realized a pre-tax gain of $251 million (benefiting Altria Group, Inc. by $131 million after taxes and minority interest or $0.06 per diluted share) on the redemption of its outstanding investment in United Biscuits. For further details see Note 6 to the Condensed Consolidated Financial Statements.

Losses/Gains on Sales of Businesses – The 2006 losses on sales of businesses were due primarily to tax expense of $57 million related to the sale of Kraft’s pet snacks brand and assets in the third quarter of 2006. The 2005 gains on sales of businesses were due primarily to the gain on sale of Kraft’s U.K. desserts assets in the first quarter of 2005.

Provision for Airline Industry Exposure – During the second quarter of 2006, PMCC increased its allowance for losses by $103 million ($66 million after taxes), due to continuing issues within the airline industry. During the third quarter of 2005, PMCC increased its allowance for losses by $200 million ($129 million after taxes), reflecting its exposure to the troubled airline industry, particularly to Delta Air Lines, Inc. (“Delta”) and Northwest Airlines, Inc. (“Northwest”), both of which filed for bankruptcy protection during September 2005.

Currency – The unfavorable currency impact is due primarily to the strength of the U.S. dollar versus the Japanese yen and the euro.

Income Taxes – Altria Group, Inc.’s income tax rate decreased 3.5 percentage points to 26.2%. The 2006 tax rate includes approximately $1.0 billion of non-cash tax benefits, representing the reversal of tax reserves after the U.S. Internal Revenue Service (“IRS”) concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The 2006 tax rate also includes the reversal of tax accruals of $52 million no longer required at Kraft. The 2005 tax rate includes a $413 million benefit related to dividend repatriation under the American Jobs Creation Act in 2005 and the reversal of tax accruals of $56 million no longer required at Kraft.

Shares Outstanding – Higher shares outstanding during the nine months ended September 30, 2006, primarily reflects exercises of employee stock options and the impact of stock options outstanding.

Continuing Operations – The increase in earnings from continuing operations was due primarily to the following:

•	Higher domestic tobacco income, reflecting lower wholesale and retail promotional allowance rates, partially offset by lower volume and higher marketing, administration and research costs (including higher marketing expenses and spending in 2006 for various excise tax ballot initiatives, partially offset by a pre-tax provision in 2005 of $56 million for the Boeken individual smoking case).

•	Higher international tobacco income, reflecting higher pricing and the impact of acquisitions in Indonesia and Colombia, partially offset by unfavorable volume/mix (including a $70 million benefit in 2005 related to the inventory sale to the new distributor in Italy), and higher marketing, administration and research costs.

•	Higher North American food income, reflecting favorable volume/mix, lower marketing, administration and research costs, and higher pricing, partially offset by increased promotional spending and unfavorable commodity costs.

•	Higher international food income, reflecting favorable volume/mix and higher pricing, partially offset by increased promotional spending, unfavorable product costs and higher marketing, administration and research costs.

•	Higher financial services income, reflecting higher gains on asset management activity, partially offset by lower lease revenues due to lower investment balances.

Consolidated Operating Results for the Three Months Ended September 30, 2006 – The changes in Altria Group, Inc.’s net earnings and diluted EPS for the three months ended September 30, 2006, from the three months ended September 30, 2005, were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the three months ended September 30, 2005	$2,883	$1.38

2005 Domestic tobacco loss on U.S. tobacco pool	87	0.04
2005 Domestic tobacco quota buy-out	(72)	(0.03)
2005 Asset impairment, exit and implementation costs	53	0.02
2005 Tax items	(204)	(0.10)
2005 Provision for airline industry exposure	129	0.06

Subtotal 2005 items	(7)	(0.01)

2006 Asset impairment, exit and implementation costs	(127)	(0.06)
2006 Tax items	(11)	(0.01)
2006 Gain on redemption of United Biscuits investment	131	0.06
2006 Losses on sales of businesses	(53)	(0.02)

Subtotal 2006 items	(60)	(0.03)

Currency	17	0.01
Change in tax rate	(40)	(0.02)
Higher shares outstanding		(0.01)
Operations	82	0.04

For the three months ended September 30, 2006	$2,875	$1.36

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis. Amounts shown above that relate to Kraft are reported net of the related minority interest impact.

Asset Impairment, Exit and Implementation Costs – During the three months ended September 30, 2006 and 2005, Kraft recorded pre-tax charges of $148 million ($85 million after taxes and minority interest) and $42 million ($25 million after taxes and minority interest), respectively, for the restructuring plan, including pre-tax implementation costs of $23 million and $16 million, respectively.

During the third quarter of 2006, Altria Group, Inc. and PMI recorded pre-tax asset impairment and exit costs of $68 million ($42 million after taxes) and during the third quarter of 2005, Altria Group, Inc. and PMI recorded pre-tax asset impairment and exit costs totaling $35 million ($28 million after taxes).

For further details on the restructuring program or asset impairment, exit and implementation costs, see Note 2 to the Condensed Consolidated Financial Statements and the Food Business Environment section of the following Discussion and Analysis.

Domestic Tobacco Loss on U.S. Tobacco Pool – As previously discussed, during the third quarter of 2005, PM USA recorded a $138 million pre-tax expense for its share of losses incurred by the federal government on disposition of its pool tobacco stock.

Domestic Tobacco Quota Buy-Out – As previously discussed, during the third quarter of 2005, PM USA reversed a $115 million accrual made in 2004 related to tobacco quota buy-out legislation.

Gain on Redemption of United Biscuits Investment – In the third quarter of 2006 Kraft realized a pre-tax gain of $251 million (benefiting Altria Group, Inc. by $0.06 per diluted share) on the redemption of its outstanding investment in United Biscuits. For further details see Note 6 to the Condensed Consolidated Financial Statements.

Losses on Sales of Businesses – The 2006 losses on sales of businesses were due primarily to tax expense of $57 million related to the sale of Kraft’s pet snacks brand and assets in the third quarter of 2006.

Currency – The favorable currency impact is due primarily to the weakness of the U.S. dollar versus the euro, Russian ruble and Canadian dollar, partially offset by the strength of the U.S. dollar versus the Japanese yen and Turkish lira.

Income Taxes – Altria Group, Inc.’s income tax rate increased by 8.0 percentage points to 35.4%. The 2005 tax rate reflects a $204 million tax benefit, which resulted from a favorable foreign tax law ruling that was received in the third quarter of 2005 related to the repatriation of earnings under the American Jobs Creation Act.

Provision for Airline Industry Exposure – As previously discussed, during the third quarter of 2005, PMCC increased its allowance for losses by $200 million, reflecting its exposure to the troubled airline industry.

Shares Outstanding – Higher shares outstanding during the quarter ended September 30, 2006, primarily reflect exercises of employee stock options and the impact of stock options outstanding.

Operations – The increase in earnings from operations was due primarily to the following:

•	Higher North American food income, reflecting higher pricing, favorable costs and favorable volume/mix, partially offset by increased promotional spending and higher marketing, administration and research costs.

•	Higher domestic tobacco income, reflecting lower wholesale promotional allowance rates and lower marketing, administration and research costs (including a pre-tax provision in 2005 of $56 million for the Boeken individual smoking case, partially offset by higher marketing expenses and spending in 2006 for various excise tax ballot initiatives).

•	Higher financial services income, reflecting higher gains on asset management activity.

These increases were partially offset by:

•	Lower international tobacco income, reflecting lower volume/mix, partially offset by higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2006 Forecasted Results – On October 25, 2006, Altria Group, Inc. announced that it projects 2006 full-year diluted EPS from continuing operations in a range of $5.48 to $5.53, versus a previously disclosed range of $5.40 to $5.50. The revised forecast includes Kraft’s gain on the sale of its rice brand and assets (positively impacting Altria Group, Inc. by approximately $0.07 per share). It also reflects revisions for Kraft’s gain on the redemption of its interest in UB (positively impacting Altria Group, Inc. by approximately $0.06 per share versus $0.09 per share in previous guidance). It does not include the impact of any potential future acquisitions or divestitures. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 84-87 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Net revenues:
Domestic tobacco	$13,938	$13,667	$4,830	$4,731
International tobacco	36,814	34,985	12,703	12,075
North American food	17,179	16,855	5,591	5,551
International food	7,806	7,595	2,652	2,506
Financial services	272	262	109	99

Net revenues	$76,009	$73,364	$25,885	$24,962

Operating income:
Operating companies income (loss):
Domestic tobacco	$3,687	$3,501	$1,270	$1,202
International tobacco	6,225	6,301	2,119	2,202
North American food	2,868	2,916	930	948
International food	817	792	469	252
Financial services	138	(10)	101	(121)
Amortization of intangibles	(23)	(14)	(7)	(6)
General corporate expenses	(517)	(524)	(169)	(162)

Operating income	$13,195	$12,962	$4,713	$4,315

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

The following events that occurred during the nine months ended September 30, 2006 and 2005, affected the comparability of statement of earnings amounts.

•	Income Tax Benefit – The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final RAR on March 15, 2006. Consequently, in March 2006, Altria Group, Inc. recorded non-cash tax benefits of approximately $1.0 billion, which represent the reversal of tax reserves following the issuance of the RAR. Although there will be no impact to Altria Group, Inc.’s consolidated cash flow, Altria Group, Inc. reimbursed $337 million in cash to Kraft for its portion of the $1.0 billion in tax benefits, as well as pre-tax interest of $46 million. The tax reversal, adjusted for Kraft’s minority interest, resulted in an increase to net earnings of approximately $960 million for the first quarter of 2006. Also, income taxes in 2005 include a $413 million benefit related to dividend repatriation under the American Jobs Creation Act.

•	Domestic Tobacco Loss on U.S. Tobacco Pool – As further discussed in Note 11. Contingencies, in October 2004, FETRA was signed into law. Under the provisions of FETRA, PM USA was obligated to cover its share of potential losses that the government may incur on the disposition of pool tobacco stock accumulated under the previous tobacco price support program. In the third quarter of 2005, PM USA recorded a $138 million pre-tax expense for its share of the loss.

•	Domestic Tobacco Quota Buy-Out – The provisions of FETRA require PM USA, along with other manufacturers and importers of tobacco products, to make quarterly payments that will be used to compensate tobacco growers and quota holders affected by the legislation. Payments made by PM USA under FETRA will offset amounts due under the provisions of the NTGST, a trust formerly established to compensate tobacco growers and quota holders. Disputes arose as to the applicability of FETRA to 2004 NTGST payments. During the third quarter of 2005, a North Carolina Supreme Court ruling determined that FETRA enactment had not triggered the offset provisions during 2004 and that tobacco companies were required to make full payment to the NTGST for the full year of 2004. The ruling, along with FETRA billings from the USDA, established that FETRA was effective beginning in 2005. Accordingly, during the third quarter of 2005, PM USA reversed a 2004 pre-tax accrual for FETRA payments in the amount of $115 million.

•	Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.

•	Inventory Sale in Italy – During the first quarter of 2005, PMI made a one-time inventory sale of 4.0 billion units to its new distributor in Italy, resulting in a $96 million pre-tax benefit to operating companies income for the international tobacco segment. During the second quarter of 2005, the new distributor reduced its inventories by approximately 1.0 billion units, resulting in lower shipments for PMI. The net impact of these actions was a benefit to PMI’s pre-tax operating companies income of approximately $70 million for the nine months ended September 30, 2005.

•	Asset Impairment and Exit Costs – For the nine months and three months ended September 30, 2006 and 2005, pre-tax asset impairment and exit costs consisted of the following:

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2006	2005	2006	2005

		(in millions)

Separation program	International tobacco*	$85	$26	$62	$8
Separation program	General corporate**	33	40	3	2
Restructuring program	North American food	217	31	62	2
Restructuring program	International food	226	81	63	24
Asset impairment	International tobacco	3	31	3	25
Asset impairment	North American food	99	93
Asset impairment	International food	11
Asset impairment	General corporate	2

Asset impairment and exit costs		$676	$302	$193	$61

*	Pre-tax charges at PMI primarily related to the streamlining of various operations. On July 6, 2006, PMI announced its intention to close its factory in Munich, Germany, in 2009, with the terms and conditions having since been finalized with the local Works Council. PMI estimates that the total cost to close the facility will be approximately $100 million, of which approximately $20 million will be due to accelerated depreciation through 2009. During the third quarter of 2006, PMI incurred $51 million of costs related to the Munich factory closure.

**	Altria Group, Inc.’s pre-tax charges primarily related to the streamlining of various corporate functions.

•

Discontinued Operations – As more fully discussed in Note 7. Divestitures, in June 2005, Kraft sold substantially all of its sugar confectionery business. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented.

•	Gain on Redemption of United Biscuits Investment – During the third quarter of 2006, operating companies income of the international food segment included a pre-tax gain of $251 million from the redemption of its outstanding investment in United Biscuits.

•	Gains/Losses on Sales of Businesses, net – During the first nine months of 2006, operating companies income of the North American food segment included pre-tax losses on sales of businesses of $14 million, related to Kraft’s sale of its pet snacks brand and assets, industrial coconut assets, certain Canadian assets and a small U.S. biscuit brand. During the first nine months of 2005, operating companies income of the international food segment included pre-tax gains on sales of businesses of $116 million, primarily related to the sale of Kraft’s U.K. desserts assets.

•	Provision for Airline Industry Exposure – During the second quarter of 2006, PMCC increased its allowance for losses by $103 million, due to continuing issues within the airline industry. During the third quarter of 2005, PMCC increased its allowance for losses by $200 million, reflecting its exposure to the troubled airline industry, particularly to Delta and Northwest, both of which filed for bankruptcy protection during September 2005.

Consolidated Results of Operations for the Nine Months Ended September 30, 2006

The following discussion compares consolidated operating results for the nine months ended September 30, 2006, with the nine months ended September 30, 2005.

Net revenues, which include excise taxes billed to customers, increased $2.6 billion (3.6%). Excluding excise taxes, net revenues increased $1.2 billion (2.4%), due primarily to increases from both the tobacco and food businesses (including the impact of acquisitions at international tobacco), partially offset by unfavorable currency, and the impact of North American food divestitures.

Operating income increased $233 million (1.8%), due primarily to higher operating results from the tobacco, and food businesses, including the impact of acquisitions at international tobacco, Kraft’s gain from the redemption of its outstanding investment in United Biscuits in 2006, the 2005 charge for PM USA’s portion of the losses incurred by the federal government on disposition of its pool tobacco stock, and a lower provision for airline industry exposure at PMCC. These increases were partially offset by the higher charges for asset impairment and exit costs, the unfavorable impact of currency, the Italian antitrust charge at PMI, and an unfavorable comparison with the first nine months of 2005, when PM USA benefited from the reversal of a 2004 accrual related to the tobacco quota buy-out legislation and Kraft benefited from gains on sales of businesses.

Currency movements decreased net revenues by $918 million ($425 million, after excluding the impact of currency movements on excise taxes) and operating income by $205 million. These decreases were due primarily to the strength versus prior year of the U.S. dollar against the Japanese yen and the euro.

Interest and other debt expense, net, of $702 million decreased $205 million, due primarily to lower debt levels and higher interest income, partially offset by higher interest rates.

Altria Group, Inc.’s tax rate decreased by 3.5 percentage points to 26.2%. The 2006 tax rate includes approximately $1.0 billion of non-cash tax benefits, representing the reversal of tax reserves after the IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 and issued a final RAR on March 15, 2006. The 2006 tax rate also includes the reversal of tax accruals of $52 million no longer required at Kraft and tax expense at Kraft of $57 million related to the sale of its pet snacks brand and assets in the third quarter of 2006. The 2005 tax rate includes a $413 million benefit related to dividend repatriation under the American Jobs Creation Act in 2005 and the reversal of tax accruals of $56 million no longer required at Kraft.

Earnings from continuing operations of $9.1 billion increased $684 million (8.2%), due primarily to the reversal of tax reserves, higher operating income and lower interest expense. Diluted and basic EPS from continuing operations of $4.31 and $4.34, respectively, increased by 7.5% and 7.2%, respectively.

The loss from discontinued operations, net of income taxes and minority interest, in 2005 was due primarily to the recording of a loss on sale of Kraft’s sugar confectionery business in the second quarter of 2005.

Net earnings of $9.1 billion increased $917 million (11.3%). Diluted and basic EPS from net earnings of $4.31 and $4.34, respectively, increased by 10.5% and 10.2%, respectively.

Consolidated Results of Operations for the Three Months Ended September 30, 2006

The following discussion compares consolidated operating results for the three months ended September 30, 2006, with the three months ended September 30, 2005.

Net revenues, which include excise taxes billed to customers, increased $923 million (3.7%). Excluding excise taxes, net revenues increased $350 million (2.0%), due primarily to increases in the tobacco and food businesses, and favorable currency, partially offset by the impact of North American food divestitures.

Operating income increased $398 million (9.2%), due primarily to Kraft’s gain from the redemption of its outstanding investment in United Biscuits in 2006, the 2005 provision for airline industry exposure, the 2005 charge for PM USA’s portion of the losses incurred by the federal government on disposition of its pool tobacco stock, favorable currency and higher operating results in the domestic tobacco and North American food businesses. These increases were partially offset by higher charges for asset impairment and exit costs, an unfavorable comparison with the third quarter of 2005 when PM USA benefited from the reversal of a 2004 accrual related to the tobacco quota buy-out legislation and lower operating results from the international tobacco business.

Currency movements increased net revenues by $281 million ($185 million, after excluding the impact of currency movements on excise taxes) and operating income by $25 million. These increases were due primarily to the weakness versus prior year of the U.S. dollar against the euro, Russian ruble and Canadian dollar, partially offset by the strength of the U.S. dollar versus prior year against the Japanese yen and Turkish lira.

Interest and other debt expense, net, of $193 million decreased $113 million, due primarily to lower debt levels and higher interest income, partially offset by higher interest rates.

Altria Group, Inc.’s tax rate increased by 8.0 percentage points to 35.4%. The 2005 tax rate reflects a $204 million tax benefit, which resulted from a favorable foreign tax law ruling that was received in the third quarter of 2005 related to the repatriation of earnings under the American Jobs Creation Act. The 2006 tax rate includes tax expense at Kraft of $57 million related to the sale of its pet snacks brand and assets in the third quarter of 2006.

Net earnings of $2.9 billion decreased $8 million (0.3%), due primarily to a higher tax rate in 2006, partially offset by higher operating income and lower interest expense. Diluted and basic EPS from net earnings of $1.36 and $1.38, respectively, decreased by 1.4% and 0.7%, respectively.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and abroad, faces a number of challenges that may adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and ALG. These challenges, which are discussed below and in the Cautionary Factors That May Affect Future Results section include:

•	the trial court’s decision in the civil lawsuit filed by the United States government against various cigarette manufacturers and others, including PM USA and ALG, discussed in Note 11. Contingencies (“Note 11”);

•	punitive damages verdicts against PM USA in certain smoking and health cases discussed in Note 11;

•	pending and threatened litigation and bonding requirements as discussed in Note 11;

•	competitive disadvantages related to price increases in the United States attributable to the settlement of certain tobacco litigation;

•	actual and proposed excise tax increases worldwide as well as changes in tax structures in foreign markets;

•	the sale of counterfeit cigarettes by third parties;

•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations, and the potential assertion of claims, relating to contraband shipments of cigarettes;

•	governmental investigations;

•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;

•	actual and proposed restrictions on imports in certain jurisdictions outside the United States;

•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales;

•	governmental and private bans and restrictions on smoking;

•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking;

•	governmental regulations setting ignition propensity standards for cigarettes; and

•	other actual and proposed tobacco legislation both inside and outside the United States.

In the ordinary course of business, PM USA and PMI are subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Excise Taxes:  Cigarettes are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in cigarette-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the Member States of the European Union (the “EU”) and in other foreign jurisdictions. In addition, in certain jurisdictions, PMI’s products are subject to discriminatory tax structures and inconsistent rulings and interpretations on complex methodologies to determine excise and other tax burdens.

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on sales of cigarettes by PM USA and PMI, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

Minimum Retail Selling Price Laws: Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has commenced infringement proceedings against these Member States, claiming that minimum retail selling price systems infringe EU law. If the European Commission’s infringement actions are successful, they could adversely impact excise tax levels and/or price gaps in those markets.

Tar and Nicotine Test Methods and Brand Descriptors:  A number of governments and public health organizations throughout the world have determined that the existing standardized machine-based methods for measuring tar and nicotine yields do not provide useful information about tar and nicotine deliveries and that such results are misleading to smokers. For example, in the 2001 publication of Monograph 13, the U.S. National Cancer Institute (“NCI”) concluded that measurements based on the Federal Trade Commission (“FTC”) standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” Thereafter, the FTC issued a press release indicating that it would be working with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors. That petition remains pending. In addition, the World Health Organization (“WHO”) has concluded that these standardized measurements are “seriously flawed” and that measurements based upon the current standardized methodology “are misleading and should not be displayed.” The International Organization for Standardization (“ISO”) established a working group, chaired by the WHO, to develop a new measurement method which would more accurately reflect human smoking behavior. The working group issued a final report proposing two alternative smoking methods for ISO consideration.

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

See Note 11, which describes pending litigation concerning the use of brand descriptors. As discussed in Note 11, in August 2006, a federal trial court entered judgment in favor of the United States government in its lawsuit against various cigarette manufacturers and others, including PM USA and ALG, and enjoined the defendants from using brand descriptors, such as “lights,” “ultra-lights” and “low tar.” In October 2006, the Court of Appeals stayed enforcement of the judgment pending its review of the trial court’s decision.

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

The WHO’s Framework Convention on Tobacco Control (“FCTC”):  The FCTC entered into force on February 27, 2005. As of September 28, 2006, the FCTC had been signed by 168 countries and the EU, ratified by 140 countries and confirmed by the EU. The FCTC is the first treaty to establish a global agenda for tobacco regulation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product advertising and promotion; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that may include the use of pictures or graphic images; adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers.

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

Reduced Cigarette Ignition Propensity Legislation:  Legislation requiring cigarettes to meet reduced ignition propensity standards is being considered in several states, at the federal level and in jurisdictions outside the United States. New York State implemented ignition propensity standards in June 2004, and the same standards have now been enacted by five other states, effective as follows: Vermont (May 2006), California (January 2007), New Hampshire (October 2007), Illinois (January 2008) and Massachusetts (January 2008). Similar legislation has been enacted in Canada and took effect in October 2005. PM USA supports the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards and apply to all cigarettes sold in the United States. Similarly, PMI believes that reduced ignition propensity standards should be uniform, technically feasible, and applied to all manufacturers.

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

In the United States in recent years, various members of federal and state governments have introduced legislation that would: subject cigarettes to various regulations; restrict or eliminate the use of descriptors such as “lights” or “ultra lights;” establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; further restrict the advertising of cigarettes; require additional warnings, including graphic warnings, on packages and in advertising; eliminate or reduce the tax deductibility of tobacco advertising; provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law; and allow state and local governments to restrict the sale and distribution of cigarettes.

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

Operating Results – Nine Months Ended September 30, 2006

The following discussion compares tobacco operating results for the nine months ended September 30, 2006, with the nine months ended September 30, 2005.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2006	2005	2006	2005
		(in millions)
Domestic tobacco	$13,938	$13,667	$3,687	$3,501
International tobacco	36,814	34,985	6,225	6,301

Total tobacco	$50,752	$48,652	$9,912	$9,802

Domestic tobacco.  PM USA’s net revenues, which include excise taxes billed to customers, increased $271 million (2.0%). Excluding excise taxes, net revenues increased $308 million (2.8%) to $11.2 billion, due primarily to lower wholesale and retail promotional allowance rates ($505 million), partially offset by lower volume ($208 million).

Operating companies income increased $186 million (5.3%), due primarily to lower wholesale and retail promotional allowance rates, net of higher ongoing resolution costs ($343 million) and several other items (aggregating $79 million), partially offset by lower volume ($145 million), higher marketing expenses and spending in 2006 for various excise tax ballot initiatives. The other items reflect a pre-tax provision in 2005 for the Boeken individual smoking case ($56 million) and the previously mentioned 2005 net charges related to tobacco quota buy-out legislation ($23 million).

PM USA’s shipment volume was 138.1 billion units, a decrease of 1.4%. In the premium segment, PM USA’s shipment volume decreased 0.9%. Marlboro shipment volume decreased 0.5 billion units (0.4%) to 113.0 billion units. In the discount segment, PM USA’s shipment volume decreased 5.6%, while Basic shipment volume was down 4.4% to 11.0 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Nine Months Ended September 30,
	2006	2005
Marlboro	40.6%	40.0%
Parliament	1.8	1.7
Virginia Slims	2.3	2.3
Basic	4.2	4.3

Focus on Four Brands	48.9	48.3
Other	1.5	1.7

Total PM USA	50.4%	50.0%

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

International tobacco.  International tobacco net revenues, which include excise taxes billed to customers, increased $1.8 billion (5.2%). Excluding excise taxes, net revenues increased $393 million (2.5%) to $15.9 billion, due primarily to the impact of acquisitions ($629 million) and price increases ($287 million), partially offset by unfavorable currency ($423 million) and unfavorable volume/mix ($100 million).

Operating companies income decreased $76 million (1.2%), due primarily to unfavorable volume/mix ($279 million, including the 2005 benefit from the inventory sale in Italy), unfavorable currency ($219 million), higher marketing, administration and research costs ($76 million), the Italian antitrust charge ($61 million) and higher pre-tax charges for asset impairment and exit costs ($31 million), partially offset by price increases and cost savings ($364 million) and the impact of acquisitions ($227 million).

PMI’s cigarette volume of 640.0 billion units increased 19.7 billion units (3.2%), due to the favorable impact of acquisitions in Indonesia and Colombia, coupled with gains in Argentina, France, Poland, Russia and Ukraine, partially offset by declines in Germany (due to lower total consumption), Japan (reflecting the prior-year Marlboro inventory build-up in anticipation of the expiration of the Marlboro license in April 2005 as well as lower total consumption in 2006), Portugal (due to lower share and lower total consumption), Romania and Turkey (both due to lower total consumption), Spain (due to lower share and lower total consumption), the Czech Republic (due to lower share) and the impact of the inventory sale to a new distributor in Italy in 2005. Excluding acquisitions and the 2005 inventory sale to a new distributor in Italy, PMI’s cigarette shipment volume decreased 0.6%.

In the European Union, PMI’s cigarette volume decreased 4.2%. Excluding the inventory sale in Italy, PMI’s volume decreased 2.8% in the European Union due largely to declines in Spain, Portugal, Germany and the Czech Republic, partially offset by gains in Poland and France.

In Italy, the total cigarette market rose 0.8% versus a low base in 2005, when it was adversely impacted by the compounding effects of the January 2005 smoking ban and the December 2004 tax-driven price increase.

PMI’s shipment volume in Italy decreased 5.0%, reflecting the one-time inventory sale in 2005. Excluding the one-time inventory sale, cigarette shipment volume in Italy increased 2.2%. Market share in Italy increased 1.0 share point to 53.7%, driven by Marlboro.

In Spain, the total cigarette market was down 5.2%, due primarily to the impact of a new tobacco law implemented on January 1, 2006. PMI’s shipment volume decreased 14.8%, reflecting increased consumer down-trading to the low-price segment. As a result of growing price gaps, PMI’s market share in Spain declined 3.3 share points to 32.2%. On January 21, 2006, the Spanish government raised excise taxes on cigarettes, which would have resulted in even larger price gaps if the tax increase had been passed on to consumers. Accordingly, PMI reduced its cigarette prices on January 26, 2006 to restore the competitiveness of its brands. In late February, the Spanish government again raised the level of excise taxes, but also established a minimum excise tax, following which PMI raised its prices back to prior levels. While the introduction of a minimum excise tax effectively raises the floor price of the cheapest brands, it still permits these brands to maintain sizeable price gaps. PMI expects full-year income in Spain to be significantly lower in 2006 than 2005.

In Portugal, the total cigarette market declined 8.6%, reflecting lower overall consumption and higher consumer cross-border purchases in Spain. PMI’s shipment volume decreased 14.6% and market share was down 5.8 share points to 81.0%, due to severe price competition, partially arising from the absorption of excise tax increases by certain competitors.

In Germany, PMI’s total tobacco volume (which includes other tobacco products) increased 1.2%; however, PMI’s cigarette volume declined 5.0%. The total cigarette market decreased 6.4%, affected by the September 2005 tax-driven price increase. PMI’s cigarette market share increased 0.4 share points to 37.1%, driven by the L&M price repositioning in January 2006. PMI captured a 25.1% share of the German tobacco portions segment, driven by Next and f6 tobacco portions. During the fourth quarter of 2005, the European Court of Justice ruled that the German government’s favorable tax treatment of tobacco portions was against EU law. Accordingly, tobacco portions manufactured as of April 1, 2006 now incur the same excise tax as that levied on cigarettes, and as of October 2006, PMI’s shipments of tobacco portions ceased.

In the Czech Republic, shipment volume was down 11.1% and market share was lower, reflecting intense price competition.

In Poland, shipment volume was up 6.2% and market share increased 2.8 share points to 40.0% driven by L&M’s price repositioning in February 2006.

In France, shipment volume increased 6.8% and market share increased 0.9 share points to 42.6%, reflecting the strong performance of Marlboro and the Philip Morris brand, and the timing of shipments.

In Eastern Europe, Middle East and Africa, volume increased 1.6%, due to gains in several North African markets, Russia and Ukraine, partially offset by declines in Belarus, Romania, Saudi Arabia (due to unfavorable distributor inventory movement) and Turkey (due to lower total consumption). In Russia, shipments were up 3.8%, due largely to favorable distributor inventory movements, while market share was down 0.4 points to 26.6%. Higher shipments in Ukraine mainly reflect higher market share, as well as up-trading to higher margin brands.

In Asia, volume increased 15.1%, reflecting the acquisition of Sampoerna in Indonesia. Excluding this acquisition, volume in Asia was down 2.8%, due primarily to lower consumption in Japan, compounded by the 2005 Marlboro inventory build-up before the return of the license, and a decline in Thailand, partially offset by gains in Korea.

In Latin America, volume increased 10.9%, resulting from the acquisition in Colombia. Excluding this acquisition, volume was up 4.8% in Latin America due primarily to higher shipments in Argentina and Mexico.

PMI achieved market share gains in a number of important markets, including Austria, Belgium, Egypt, France, Germany, Indonesia, Italy, Mexico, Turkey and Ukraine.

Volume for Marlboro cigarettes decreased 3.6%, due primarily to the inventory sale in Italy and the inventory build-up before the return of the Marlboro license in Japan, which both occurred in 2005. Marlboro market share increased in many important markets, including France, Greece, Italy, Japan, Mexico, Romania, Russia, Saudi Arabia, Serbia and Ukraine.

As discussed in Note 6. Acquisitions, in 2005 PMI acquired 98% of the outstanding shares of Sampoerna, an Indonesian tobacco company.

In December 2005, the China National Tobacco Corporation (“CNTC”) and PMI reached agreement on the licensed production in China of Marlboro and the establishment of an international joint venture between China National Tobacco Import and Export Group Corporation (“CNTIEGC”), a wholly-owned subsidiary of CNTC, and PMI. PMI and CNTIEGC will each hold 50% of the shares of the joint venture company, which will be based in Lausanne, Switzerland. Following its establishment, the joint venture company will offer consumers a comprehensive portfolio of Chinese heritage brands globally, expand the export of tobacco products and tobacco materials from China, and explore other business development opportunities. It is expected that the production and sale of Marlboro cigarettes under license in China and the sale of Chinese style brands in selected international markets through the joint venture company will commence in 2007. The agreements are not expected to result in a material impact on PMI’s financial results for some time.

On September 29, 2006, PMI entered into an agreement with British American Tobacco to purchase the Muratti and Ambassador trademarks in certain markets, as well as rights to L&M and Chesterfield in Hong Kong, in exchange for the rights to Benson & Hedges in certain African markets and a payment of $115 million. The transactions are subject to regulatory approval.

Operating Results – Three Months Ended September 30, 2006

The following discussion compares tobacco operating results for the three months ended September 30, 2006, with the three months ended September 30, 2005.

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2006	2005	2006	2005
		(in millions)
Domestic tobacco	$4,830	$4,731	$1,270	$1,202
International tobacco	12,703	12,075	2,119	2,202

Total tobacco	$17,533	$16,806	$3,389	$3,404

Domestic tobacco.  PM USA’s net revenues, which include excise taxes billed to customers, increased $99 million (2.1%). Excluding excise taxes, net revenues increased $106 million (2.8%) to $3.9 billion, due primarily to lower wholesale promotional allowance rates ($134 million), partially offset by lower volume ($33 million).

Operating companies income increased $68 million (5.7%), due primarily to lower wholesale promotional allowance rates, net of higher ongoing resolution costs ($68 million) and several other items (aggregating $79 million), partially offset by lower volume ($22 million), higher fixed manufacturing expenses ($18 million), higher marketing expenses and spending in 2006 for various excise tax ballot initiatives. The other items reflect a pre-tax provision in 2005 for the Boeken individual smoking case ($56 million) and the previously mentioned 2005 net charges related to tobacco quota buy-out legislation ($23 million).

PM USA’s shipment volume was 47.6 billion units, a decrease of 0.6%, reflecting changes in wholesale and retail trade inventory levels, the timing of 4th of July trade purchases and one less shipping day in 2006. Adjusting for those factors, PM USA estimates that shipment volume declined approximately 2% in the third quarter of 2006 versus the third quarter of 2005. In the premium segment, PM USA’s shipment volume decreased 0.2%. Marlboro shipment volume increased 0.1 billion units (0.3%) to 39.0 billion units. In the discount segment, PM USA’s shipment volume decreased 4.8%, while Basic shipment volume was down 3.3% to 3.8 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For the Three Months Ended September 30,
	2006	2005
Marlboro	40.6%	40.1%
Parliament	1.8	1.8
Virginia Slims	2.3	2.3
Basic	4.2	4.2

Focus on Four Brands	48.9	48.4
Other	1.5	1.7

Total PM USA	50.4%	50.1%

PM USA’s share of the premium category was down 0.1 share point versus the year-earlier period to 62.1%, as the gain by Marlboro was more than offset by category share losses incurred by other PM USA non-focus premium brands. PM USA’s share of the discount category grew 0.1 share point to 16.3%. The total industry’s premium category share increased 0.7 share points to 74.3% in the third quarter of 2006, while the discount category share correspondingly declined to 25.7%. Within the discount category, share of the deep discount segment (which includes both major manufacturers’ private label brands and all other manufacturers’ discount brands) declined 0.2 share points to 11.7% versus the year-ago period.

International tobacco.  International tobacco net revenues, which include excise taxes billed to customers, increased $628 million (5.2%). Excluding excise taxes, net revenues increased $48 million (0.9%) to $5.4 billion, due primarily to favorable currency ($60 million) and higher pricing ($19 million), partially offset by lower volume/mix ($31 million).

Operating companies income decreased $83 million (3.8%), due primarily to lower volume/mix ($63 million) and higher pre-tax charges for asset impairment and exit costs ($32 million), partially offset by lower fixed manufacturing costs ($13 million).

PMI’s cigarette volume of 215.9 billion units decreased 1.1 billion units (0.5%) due to continuing challenges in Spain, lower volume in Turkey, Portugal and Romania, and trade inventory depletion in Japan after the July 2006 price increase, largely offset by gains in Indonesia, Italy, Poland, Russia, Ukraine, Mexico and Argentina. PMI’s total tobacco volume, which included 2.3 billion cigarette equivalent units of other tobacco products, declined 0.4%.

In the European Union, PMI’s cigarette volume decreased 0.9%, due largely to declines in Spain, Germany and Portugal, partially offset by gains in Italy, Poland and Hungary.

In Spain, the total cigarette market was down 7.9%, due primarily to an unfavorable comparison with the third quarter of 2005, which benefited from trade purchases, as a result of an anticipated industry price increase that did not occur, as well as the tobacco legislation in force since January 1, 2006. PMI’s cigarette shipment volume decreased 12.4%, and market share declined 3.1 share points to 32.2%, due primarily to L&M and Chesterfield. Sequentially, PMI’s market share was up 0.6 points versus the second quarter of 2006 and Marlboro was up 0.7 points to 17.4%.

In Germany, PMI’s total tobacco volume (which includes other tobacco products) decreased 0.6%, while total tobacco consumption in Germany declined 9.5%. However, adjusted for one less selling day in the quarter this year, consumption declined 8.1%, mainly attributable to a significant decline in tobacco portions. Tobacco portions can no longer be manufactured under favorable tax conditions in Germany as of April 2006. The total cigarette market in Germany decreased 1.8%, while PMI’s cigarette volume and market share declined 2.2% and 0.1 share point to 36.5%, respectively.

In Italy, the total cigarette market increased 0.7%. PMI’s shipment volume in Italy increased 4.2% and market share increased 1.2 share points to 54.1%. Marlboro share increased 0.5 share points to 23.0%, while share for Diana was also higher, up 0.5 share points to 13.6%.

In France, the total market was essentially unchanged versus the prior year quarter. PMI’s shipment volume declined 2.0%, due to the timing of trade purchases. Market share continued to grow, rising 0.8 share points to 42.5% on the strong performance of Marlboro and the Philip Morris brand.

In Eastern Europe, Middle East and Africa, volume decreased 0.7%, due to declines in Turkey and Romania, largely offset by gains in Russia, Ukraine, Israel and Egypt. In Turkey, shipments were down 12.2%, due primarily to the decline of low-price Bond Street, partially offset by gains of higher-margin brands, Parliament and Muratti. Market share in Turkey declined 0.7 share points to 41.9%. In Romania, shipments decreased 31.4% and market share declined 2.5 points to 31.0%, due primarily to L&M. However, Marlboro share was up 2.0 share points to 12.2% in Romania. In Russia, shipments increased 3.3%, driven by Marlboro, Muratti and Parliament. In Ukraine, shipments increased 8.8% and market share increased 1.2 points to 33.4% as consumers continued to trade up to higher priced Marlboro, Parliament and Chesterfield.

In Asia, volume decreased 1.5%, due primarily to a difficult comparison with the prior year quarter in Japan, partially offset by gains in Indonesia, Korea and Thailand.

In Japan, PMI’s shipments were down 1.8 billion units or 10.4%, due mainly to a 22.7% total market decline, partially offset by the favorable timing of shipments. The industry contraction in the third quarter reflects trade inventory depletion after the tax-driven price increase on July 1, 2006. PMI’s market share was up 0.1 share point to 25.0%. Marlboro’s share increased 0.3 share points to 10.2%.

In Indonesia, PMI’s shipment volume increased 9.1% and market share increased 1.5 points to 28.2%, led by A Hijau, A Mild and Dji Sam Soe.

In Latin America, volume increased 4.4%, due primarily to higher shipments in Argentina and Mexico, partially offset by a decline in Colombia, which was negatively impacted by the timing of shipments. The total market in Argentina was up 7.8%, while PMI’s shipments grew 18.2% and share was up 5.9 points to 66.9%, due to the continued growth of the Philip Morris brand. In Mexico, PMI shipments advanced 5.8% and market share rose 1.9 points to 63.8%, reflecting the continued momentum of Marlboro, which rose 2.2 share points to 48.1%.

PMI achieved market share gains in a number of important markets, including Argentina, Austria, Belgium, Egypt, Finland, France, Hungary, Indonesia, Italy, Japan, Korea, Lithuania, Mexico, Netherlands, the Philippines, Poland, Serbia and Ukraine.

Volume for Marlboro cigarettes decreased 2.1%, due primarily to lower volume in Argentina, Germany and Japan. Marlboro market share increased in many markets, including Belgium, France, Italy, Japan, Korea, Mexico, Netherlands, the Philippines, Poland, Romania, Russia, Saudi Arabia, Serbia and Ukraine.

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

KNAC and KIC are subject to a number of challenges that may adversely affect their businesses. These challenges, which are discussed below and in the Cautionary Factors That May Affect Future Results section, include:

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

Fluctuations in commodity costs can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns. During the first nine months of 2006, Kraft’s commodity costs on average have been higher than those incurred in the first nine months of 2005 (most notably higher energy, packaging and coffee costs, partially offset by lower cheese and meat costs) and have adversely affected earnings. For the first nine months of 2006, Kraft’s commodity costs were approximately $160 million higher than the first nine months of 2005.

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

Restructuring

In January 2004, Kraft announced a three-year restructuring program (which is discussed further in Note 2. Asset Impairment and Exit Costs) with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, Kraft announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities, the elimination of approximately 14,000 positions and annualized cost savings at the completion of the program of approximately $1.15 billion. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring program charges during 2006 are expected to be approximately $1 billion. Total pre-tax restructuring program charges incurred during the nine months ended September 30, 2006 and 2005 were $496 million and $173 million, respectively, and during the three months ended September 30, 2006 and 2005 were $148 million and $42 million, respectively. Total pre-tax restructuring charges for the program incurred from January 2004 through September 30, 2006 were $1.4 billion and specific programs announced will result in the elimination of approximately 9,200 positions. Approximately 60% of the pre-tax charges to date are expected to require cash payments. In October 2006, Kraft announced that it continues to expect that full-year 2006 charges attributable to the restructuring program and other impairment charges will total approximately $1 billion, but now expects cumulative savings will reach approximately $530 million by the end of 2006, down from the previous expectation of $560 million due to the timing of activities. However, there are no changes to the total cost or saving expectations over the life of the full restructuring program.

In addition, Kraft expects to incur approximately $550 million in capital expenditures to implement the restructuring program. From January 2004 through September 30, 2006, Kraft spent $197 million in capital, including $53 million spent in the first nine months of 2006, to implement the restructuring program. Cumulative annualized cost savings as a result of the restructuring program were approximately $260 million through 2005, and are anticipated to reach approximately $530 million by the end of 2006, all of which are expected to be used to support brand-building initiatives. Through September 30, 2006, cumulative annualized cost savings for the program to date totaled approximately $465 million.

Revenues from the Tassimo hot beverage system have lagged Kraft’s projections. Kraft is in the process of evaluating its business model relative to this product, which may result in asset impairment charges.

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

During the third quarter of 2006, Kraft acquired the Spanish and Portuguese operations of United Biscuits (“UB”), and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.1 billion. The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven manufacturing facilities and 1,300 employees. Together, these businesses generated net revenues of approximately $400 million in 2005. Due to the timing of the closing of the acquisition, Kraft’s results do not reflect earnings from these operations, the amounts of which were not material. The non-cash acquisition was financed by Kraft’s assumption of approximately $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of Kraft’s outstanding investment in UB, primarily deep-discount securities. The redemption of Kraft’s investment in UB resulted in a $251 million pre-tax gain on closing, benefiting Altria Group, Inc. by $0.06 per diluted share.

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

During the third quarter of 2006, Kraft completed the sale of its pet snacks brand and assets for $580 million and recorded tax expense of $57 million related to the sale. In the first quarter of 2006, Kraft recorded a pre-tax asset impairment charge of $86 million in recognition of this sale. During the second quarter of 2006, Kraft sold its industrial coconut assets. During the first quarter of 2006, Kraft sold certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005 in recognition of these sales. During the second quarter of 2005, Kraft sold its fruit snacks assets and incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of this sale. During the first quarter of 2005, Kraft sold its U.K. desserts assets and its U.S. yogurt assets. The aggregate proceeds received from the sales of businesses (other than the sugar confectionery business) in the first nine months of 2006 and 2005 were $674 million and $218 million, respectively, on which pre-tax losses of $14 million and pre-tax gains of $115 million, respectively, were recorded.

In July 2006, Kraft announced that it had agreed to sell its rice brand and assets for approximately $280 million. The transaction closed in October 2006 and resulted in an after-tax gain to Altria Group, Inc. of approximately $140 million or $0.07 per diluted share, which will be recorded in the fourth quarter of 2006.

The operating results of businesses sold, excluding Kraft’s sugar confectionery business, in the aggregate, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Operating Results – Nine Months Ended September 30, 2006

The following discussion compares food operating results for the nine months ended September 30, 2006, with the nine months ended September 30, 2005.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2006	2005	2006	2005
		(in millions)
North American food	$17,179	$16,855	$2,868	$2,916
International food	7,806	7,595	817	792

Total food	$24,985	$24,450	$3,685	$3,708

North American food.  Net revenues increased $324 million (1.9%), due primarily to favorable volume/mix ($443 million), favorable currency ($124 million) and higher net pricing ($53 million, reflecting commodity-driven price increases, partially offset by increased promotional spending), partially offset by the impact of divestitures ($297 million). Revenue growth reflects volume growth in meats, snacks and cheese, favorable mix and commodity-based price increases.

Operating companies income decreased $48 million (1.6%), due primarily to higher pre-tax charges for asset impairment and exit costs ($192 million), the impact of divestitures ($29 million), and net losses on sales of businesses ($13 million), partially offset by favorable volume/mix ($141 million), favorable currency ($25 million) and lower marketing, administration and research costs ($21 million).

Volume decreased 4.6%, due primarily to Kraft’s divestitures of its Canadian grocery assets, U.S. yogurt brand, fruit snacks assets, and pet snacks brand and assets, and the discontinuation of certain ready-to-drink product lines. Excluding divestitures, volume decreased 0.7%, due primarily to declines in beverages, foodservice and grocery, partially offset by gains in meats, snacks, cereal and cheese. In Beverages, volume decreased due to the discontinuation of certain ready-to-drink product lines, partially offset by higher coffee shipments. Volume in Cheese & Foodservice declined, due primarily to the impact of divestitures and the discontinuation of lower margin foodservice product lines, partially offset by higher shipments of natural cheese. In Convenient Meals, volume increased, driven by higher meat shipments (cold cuts, bacon, hot dogs and lunch combinations) and higher shipments of pizza, partially offset by lower shipments of dinners due to competitive promotional activity. In Grocery, volume declined due primarily to the impact of divestitures, the discontinuation of certain Canadian condiment product lines and lower shipments of ready-to-eat desserts and spoonable salad dressings, partially offset by higher shipments of pourable salad dressings, barbeque sauce and frozen whipped toppings. Snacks volume increased driven by gains in biscuits, ready-to-eat cereals and snack bars, partially offset by the impact of divestitures.

International food.  Net revenues increased $211 million (2.8%), due primarily to favorable volume/mix ($214 million) and higher pricing, net of increased promotional spending ($150 million), partially offset by unfavorable currency ($126 million) and the impact of divestitures ($27 million). In the European Union, unfavorable currency negatively impacted all sectors, partially offset by higher coffee pricing and favorable mix. In Developing Markets, Oceania & North Asia, net revenues increased, driven by growth in Russia and Ukraine, higher shipments in the Middle East and Brazil, and higher pricing across much of the portfolio.

Operating companies income increased $25 million (3.2%), due primarily to the 2006 pre-tax gain on redemption of the United Biscuits investment ($251 million), favorable volume/mix ($92 million), higher pricing, net of unfavorable costs and higher promotional spending ($45 million) and lower fixed manufacturing costs ($13 million), partially offset by higher pre-tax charges for asset impairment and exit costs ($156 million), gains on sales of businesses in 2005 ($116 million), higher marketing, administration and research costs ($93 million) and unfavorable currency ($11 million). The higher marketing, administration and research costs were due primarily to higher marketing costs of $77 million and the 2005 recovery of a previously written-off account receivable of $16 million, partially offset by a 2006 gain of $18 million from the sale of a factory.

Volume decreased 1.0%, due primarily to lower cheese and coffee shipments in the European Union, the impact of the divestiture of the U.K. desserts assets, and lower volume in Asia Pacific, partially offset by higher shipments in Eastern Europe, the Middle East and Latin America.

In the European Union, volume decreased, due primarily to lower shipments across several sectors and the divestiture of the U.K. desserts assets in the first quarter of 2005. Grocery volume declined, due primarily to the divestiture of the U.K. desserts assets and lower shipments in Germany. In coffee, volume declined across most countries except Germany. In Cheese & Dairy, volume decreased, due to lower shipments in Germany and Italy. Convenient meals volume declined due to lower shipments in the Nordic area. In Confectionery, volume increased, due primarily to higher shipments in Poland.

Volume decreased in Developing Markets, Oceania & North Asia, due primarily to lower volume in Asia Pacific, partially offset by growth in Eastern Europe, the Middle East and Latin America. Grocery volume declined due to lower shipments in Brazil, Mexico, Venezuela and the Middle East. In Beverages, volume declined due to the discontinuation of a refreshment beverage product line in Mexico and lower shipments in Southeast Asia and the Middle East, partially offset by higher coffee volume in Romania, Ukraine and Russia, and higher refreshment beverage volume in Brazil. In Cheese & Dairy, volume declined in Asia Pacific, partially offset by higher shipments in the Middle East. Snacks volume increased due primarily to higher shipments in Brazil reflecting confectionery growth and gains in biscuits, and growth in Russia, Ukraine and Southeast Asia. Convenient meals volume was unchanged.

Operating Results – Three Months Ended September 30, 2006

The following discussion compares food operating results for the three months ended September 30, 2006, with the three months ended September 30, 2005.

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2006	2005	2006	2005
		(in millions)
North American food	$5,591	$5,551	$930	$948
International food	2,652	2,506	469	252

Total food	$8,243	$8,057	$1,399	$1,200

North American food.  Net revenues increased $40 million (0.7%), due primarily to favorable volume/mix ($73 million), favorable currency ($52 million) and higher pricing, net of increased promotional spending ($21 million), partially offset by the impact of divestitures ($106 million). Revenue growth reflects volume growth in meats, snacks and cheese, favorable mix and commodity-based price increases, partially offset by the impact of divestitures.

Operating companies income decreased $18 million (1.9%), due primarily to higher pre-tax charges for asset impairment and exit costs ($60 million), the impact of divestitures ($25 million), higher marketing, administration and research costs ($13 million) and higher implementation costs associated with the restructuring program ($10 million), partially offset by higher pricing and favorable costs, net of increased promotional spending ($56 million), favorable volume/mix ($24 million) and favorable currency ($12 million).

Volume decreased 6.4%, due primarily to Kraft’s divestitures of its Canadian grocery assets, pet snacks brand and assets and fruit snacks assets, and the discontinuation of certain foodservice and ready-to-drink product lines. Excluding divestitures, volume decreased 2.1%. In Beverages, volume decreased due to the discontinuation of certain ready-to-drink product lines and lower refreshment beverage and coffee shipments. Volume in Cheese & Foodservice declined, due primarily to the impact of divestitures and the discontinuation of lower margin foodservice product lines, partially offset by higher shipments of natural cheese and cream cheese. In Convenient Meals, volume increased, driven by higher meat shipments (primarily cold cuts and hot dogs) and new products in pizza. In Grocery, volume declined due primarily to the impact of divestitures and lower shipments of spoonable salad dressings and ready-to-eat desserts. Snacks volume decreased, due primarily to the pet snacks divestiture and lower snack nuts shipments, partially offset by gains in biscuits and ready-to-eat cereal.

International food.  Net revenues increased $146 million (5.8%), due primarily to favorable currency ($73 million), favorable volume/mix ($59 million) and higher pricing, net of increased promotional spending ($19 million), partially offset by the impact of divestitures ($5 million). In the European Union, favorable currency positively impacted all sectors and positive mix in coffee and chocolate increased net revenues, partially offset by lower volume and lower pricing due to price gap management. In Developing Markets, Oceania & North Asia, net revenues increased, driven by higher shipments in confectionery and biscuits, higher pricing across much of the portfolio and favorable currency.

Operating companies income increased $217 million (86.1%), due primarily to a pre-tax gain on redemption of the United Biscuits investment ($251 million), favorable volume/mix ($33 million), lower fixed manufacturing costs ($11 million) and favorable currency ($8 million), partially offset by higher marketing, administration and research costs ($46 million), higher pre-tax charges for asset impairment and exit costs ($39 million) and unfavorable costs, net of higher pricing ($4 million).

Volume decreased 1.4%, due primarily to lower shipments in the European Union, Eastern Europe, the Middle East and Africa, and Asia Pacific.

In the European Union, volume decreased, due primarily to lower shipments across most sectors. In Cheese & Dairy, Grocery and Convenient Meals, volume declined due to lower shipments in Germany. In Beverages, volume increased, due primarily to higher coffee shipments in Germany. In Snacks, volume was essentially flat.

In Developing Markets, Oceania & North Asia, volume decreased due to declines in Eastern Europe, Middle East & Africa, and Asia Pacific. In Beverages, volume declined due primarily to refreshment beverage product discontinuations in Mexico, and lower shipments in the Middle East, partially offset by higher coffee shipments. In Grocery, volume decreased due primarily to lower shipments in the Middle East. In Cheese & Dairy, volume declined in Asia Pacific, partially offset by higher shipments in the Middle East. Snacks volume increased, driven by higher confectionery shipments in Brazil and higher biscuit shipments in Venezuela, China and Argentina, partially offset by lower biscuit shipments in Brazil. In Convenient Meals, volume was essentially flat.

Financial Services

Business Environment

In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the first nine months of 2006 and 2005, PMCC received proceeds from asset sales and maturities of $339 million and $446 million, respectively, and recorded gains of $127 million and $72 million, respectively, in operating companies income. During the third quarter of 2006 and 2005, PMCC received proceeds from asset sales and maturities of $137 million and $126 million, respectively, and recorded gains of $61 million and $40 million, respectively, in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major United States passenger carriers. At September 30, 2006, $1.9 billion of PMCC’s finance asset balance related to aircraft. Two of PMCC’s aircraft lessees, Delta and Northwest, are currently under bankruptcy protection. In addition, PMCC leases one natural gas-fired power plant to an indirect subsidiary of Calpine Corporation (“Calpine”). Calpine is currently operating under bankruptcy protection. PMCC does not record income on leases in bankruptcy. Should a lease rejection or foreclosure occur, it would also result in the write-off of the finance asset balance against PMCC’s allowance for losses and the acceleration of tax payments on these leases. At September 30, 2006, PMCC’s finance asset balance for these lessees was as follows:

•	Delta – PMCC’s leveraged leases with Delta for six Boeing 757, nine Boeing 767, as well as four McDonnell Douglas (MD-88) aircraft total $257 million. It is anticipated that at some point during the Delta bankruptcy proceedings, PMCC’s interest in these aircraft will be foreclosed upon by the lenders under the leveraged leases.

•	Northwest – PMCC has remaining leveraged leases for one British Aerospace regional jet (“RJ85”) aircraft and three Airbus A-320 aircraft totaling $6 million and $32 million, respectively. Earlier in the year, PMCC sold ten Airbus A-319 aircraft financed under leveraged leases, which were rejected in 2005. Additionally, in the first nine months of 2006, four regional jets (“RJ85s”) were foreclosed upon. The final RJ85 will likely be foreclosed upon by the end of 2006. PMCC retains leveraged leases on the three Airbus A-320 aircraft which remain subject to foreclosure by the lenders under the leveraged leases.

•

Calpine – PMCC’s leveraged lease for one 750 megawatt (“MW”) natural gas-fired power plant (located in Pasadena, Texas) totals $60 million. The lessee (an affiliate of Calpine) was not included as part of the bankruptcy filing of Calpine. In addition, leases of two 265 MW natural gas-fired power plants (located in Tiverton, Rhode Island, and Rumford, Maine) were rejected during the first quarter of 2006. Foreclosure of these two plants may occur in 2006.

At September 30, 2006, PMCC’s allowance for losses was $486 million. During the second quarter of 2006, PMCC increased its allowance for losses by $103 million due to continuing issues within the airline industry. Charge-offs to the allowance for losses in the nine months and three months ended September 30, 2006 totaled $213 million and $6 million, respectively. The foreclosures on the Northwest RJ85s, six aircraft previously financed under leveraged leases with United Airlines (United) written off in the first quarter of 2006 upon United’s emergence from bankruptcy, Calpine (Tiverton & Rumford) natural gas-fired power plants and aircraft under leveraged leases with Delta will result (when such foreclosures occur) in the acceleration of previously deferred taxes of approximately $260 million. During the third quarter of 2005, PMCC recorded a provision for losses of $200 million, reflecting its exposure to the troubled airline industry, particularly to Delta and Northwest, both of which filed for bankruptcy protection in September 2005. There were no charge-offs to the allowance for losses in the nine months and three months ended September 30, 2005. It is possible that additional adverse developments may require PMCC to increase its allowance for losses.

The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and net interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through litigation, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. In this regard, on October 16, 2006, PMCC filed a complaint in the U.S. District Court for the Southern District of New York to claim refunds for a portion of these tax payments and associated interest. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year.

Operating Results

	2006	2005
	(in millions)
Net revenues:
Nine months ended September 30,	$272	$262

Three months ended September 30,	$109	$99

Operating companies income (loss):
Nine months ended September 30,	$138	$(10)

Three months ended September 30,	$101	$(121)

PMCC’s net revenues for the nine months ended September 30, 2006 increased $10 million (3.8%) from the comparable period in 2005 due primarily to higher gains from asset management activity, largely offset by lower lease revenues due to lower investment balances. Net revenues for the three months ended September 30, 2006 increased $10 million (10.1%) from the comparable period in 2005, due primarily to higher gains from asset management activity, largely offset by lower lease revenues due to lower investment balances.

PMCC’s operating companies income for the nine months ended September 30, 2006 increased $148 million (100+%) from the comparable period in 2005, due primarily to a smaller increase to the allowance for losses in

2006 versus 2005, and higher gains on asset management activity, partially offset by lower lease revenues due to lower investment balances. Operating companies income for the three months ended September 30, 2006 increased $222 million (100+%) due primarily to a $200 million increase to the allowance for losses in the third quarter of 2005 as a result of continuing issues within the airline industry and higher gains in 2006 from asset management activity.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2006, net cash provided by operating activities was $11.1 billion compared with $8.0 billion during the comparable 2005 period. The increase in cash provided by operating activities was due primarily to the return of approximately $2.2 billion of escrow bond deposits related to the Price domestic tobacco case, lower pension plan contributions and higher earnings from continuing operations.

Net Cash Used in Investing Activities

One element of the growth strategy of ALG’s subsidiaries is to strengthen their brand portfolios and/or expand their geographic reach through active programs of selective acquisitions and divestitures. These subsidiaries are constantly investigating potential acquisition candidates and from time to time they may sell businesses that are outside their core categories or that do not meet their growth or profitability targets. The impact of future acquisitions or divestitures could have a material impact on Altria Group, Inc.’s consolidated cash flows, and future sales of businesses could in some cases result in losses.

During the first nine months of 2006, net cash used by investing activities was $288 million, compared with $4.2 billion during the first nine months of 2005, which reflects the purchase of 98% of the outstanding shares of Sampoerna. Proceeds from sales of businesses in 2005 of $1,652 million were primarily from the sale of Kraft’s sugar confectionery business. In 2006, proceeds from sales of businesses of $759 million were primarily from the sale of Kraft’s pet snacks brand and assets.

During the third quarter of 2006, Kraft acquired the Spanish and Portuguese operations of United Biscuits (“UB”), and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.1 billion. The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven manufacturing facilities and 1,300 employees. Together, these businesses generated net revenues of approximately $400 million in 2005. Due to the timing of the closing of the acquisition, Kraft’s results do not reflect earnings from these operations, the amounts of which were not material. The non-cash acquisition was financed by Kraft’s assumption of approximately $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of Kraft’s outstanding investment in UB, primarily deep-discount securities. The redemption of Kraft’s investment in UB resulted in a $251 million pre-tax gain on closing, benefiting Altria Group, Inc. by $0.06 per diluted share.

Net Cash Used in Financing Activities

During the first nine months of 2006, net cash used in financing activities was $11.5 billion, compared with $2.9 billion during the first nine months of 2005. The increase was due primarily to borrowings in 2005 related to PMI’s acquisition of Sampoerna versus repayment of short and long-term debt in 2006 and higher dividends paid on Altria Group, Inc. common stock.

Debt and Liquidity

Credit Ratings – At October 31, 2006, ALG’s debt ratings by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Positive
Fitch	F-2	BBB+	Stable

On October 24, 2006, Moody’s upgraded ALG’s long-term debt rating from Baa2 to Baa1 and on October 25, 2006, Standard & Poor’s revised its rating outlook on ALG from stable to positive.

Credit Lines – ALG, Kraft and PMI maintain separate revolving credit facilities. ALG and Kraft intend to use their revolving credit facilities to support the issuance of commercial paper.

As discussed in Note 6. Acquisitions, the purchase price of the Sampoerna acquisition was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility (which, through repayments has been reduced to euro 1.5 billion) and a euro 2.0 billion five-year revolving credit facility. These facilities, which are not guaranteed by ALG, require PMI to maintain an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio of not less than 3.5 to 1.0. At September 30, 2006, PMI’s ratio calculated in accordance with the agreements was 30.0 to 1.0.

In March 2006, ALG negotiated a new 364-day revolving credit facility in the amount of $1.0 billion, which expires on March 30, 2007, and replaces ALG’s 364-day facility which was to expire on April 14, 2006. In addition, ALG maintains a multi-year credit facility in the amount of $4.0 billion, which expires in April 2010. The ALG facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreements, of not less than 2.5 to 1.0. At September 30, 2006, the ratio calculated in accordance with the agreements was 10.8 to 1.0.

Kraft maintains a multi-year revolving credit facility, which is for its sole use, in the amount of $4.5 billion, which expires in April 2010 and requires the maintenance of a minimum net worth of $20.0 billion. At September 30, 2006, Kraft’s net worth was $30.4 billion.

ALG, PMI and Kraft expect to continue to meet their respective covenants. These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral. The multi-year facilities enable the respective companies to reclassify short-term debt on a long-term basis.

At September 30, 2006, $657 million of short-term borrowings that PMI intends to remain outstanding at September 30, 2007, were reclassified as long-term debt.

At September 30, 2006, credit lines for ALG, Kraft and PMI, and the related activity were as follows (in billions of dollars):

ALG	September 30, 2006
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

364-day	$1.0	$-	$-	$1.0
Multi-year	4.0			4.0

	$5.0	$-	$-	$5.0

Kraft	September 30, 2006
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

Multi-year	$4.5	$-	$0.3	$4.2

PMI	September 30, 2006
Type	Credit Lines	Amount Drawn	Lines Available

euro 2.5 billion, 3-year term loan	$1.9	$1.9	$-
euro 2.0 billion, 5-year revolving credit	2.6	0.3	2.3

	$4.5	$2.2	$2.3

In addition to the above, certain international subsidiaries of ALG and Kraft maintain credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.2 billion for ALG subsidiaries (other than Kraft) and approximately $1.1 billion for Kraft subsidiaries, are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $0.8 billion at September 30, 2006. At September 30, 2006, Kraft also had approximately $0.5 billion of outstanding short-term debt related to its United Biscuits acquisition discussed in Note 6. Acquisitions.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $19.6 billion and $23.9 billion at September 30, 2006 and December 31, 2005, respectively. Total consumer products debt was $18.5 billion and $21.9 billion at September 30, 2006 and December 31, 2005, respectively. Total consumer products debt includes third-party debt in Kraft’s condensed consolidated balance sheet of $10.8 billion and $10.5 billion at September 30, 2006 and December 31, 2005, respectively, and PMI third-party debt of $3.2 billion and $4.9 billion at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.45 and 0.61, respectively. The ratio of total debt to total equity was 0.48 and 0.67 at September 30, 2006 and December 31, 2005, respectively.

ALG does not guarantee the debt of Kraft or PMI.

Guarantees – As discussed in Note 11, at September 30, 2006, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $304 million, of which $277 million have no specified expiration dates. The remainder expire through 2023, with $15 million expiring by September 30, 2007. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria

Group, Inc. has a liability of $34 million on its condensed consolidated balance sheet at September 30, 2006, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2006, subsidiaries of ALG were also contingently liable for $2.2 billion of guarantees related to their own performance, consisting of the following:

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

As a result of these agreements and the enactment of FETRA, PM USA and PMI recorded the following amounts in cost of sales (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
PM USA	$3,774	$3,738	$1,306	$1,285
PMI	75	107	21	27

Total	$3,849	$3,845	$1,327	$1,312

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

The estimated amounts charged to cost of sales in each of the years above would generally be paid in the following year. As previously stated, the payments due under the terms of these agreements are subject to adjustment for several factors, including cigarette volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The amounts shown in the table above are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 11. Contingencies for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the years 2003 and 2004.

Litigation Escrow Deposits – As discussed in Note 11, in connection with obtaining a stay of execution in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the September 30, 2006 and December 31, 2005 condensed consolidated balance sheets as other assets. As discussed in Note 11, in July 2006, the Florida Supreme Court issued its ruling in the Engle case. The escrow and deposit amounts will be returned to PM USA subject to and upon the completion of review of the judgment. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

Also, as discussed in Note 11, in June 2006, under the order of the Illinois Supreme Court, the cash deposits of approximately $2.2 billion related to the Price case were returned to PM USA, and PM USA’s obligations to deposit further cash payments were terminated. A pre-existing 7.0%, $6 billion long-term note from ALG to PM USA remains in escrow pending the outcome of plaintiffs’ anticipated petition for writ of certiorari to the United States Supreme Court, which was filed on October 2, 2006. If the United States Supreme Court declines to hear the plaintiffs’ appeal, the $6 billion long-term note will be returned to PM USA. Since this note is the result of an intercompany financing arrangement, it does not appear on the condensed consolidated balance sheet of Altria Group, Inc.

With respect to certain adverse verdicts and judicial decisions currently on appeal, other than the Engle and the Price cases discussed above, as of September 30, 2006, PM USA has posted various forms of security totaling approximately $194 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

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

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005. At September 30, 2006, PMCC’s net finance receivable of $6.7 billion in leveraged leases, which is included in the line item on Altria Group, Inc.’s condensed consolidated balance sheet of finance assets, net, consists of rents receivable ($22.7 billion) and the residual value of assets under lease ($1.7 billion), reduced by third-party nonrecourse debt ($15.1 billion) and unearned income ($2.6 billion). The payment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within the line item finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at September 30, 2006, also include net finance receivables for direct finance leases ($0.5 billion) and an allowance for losses ($0.5 billion).

Equity and Dividends

During March 2006, Kraft completed its $1.5 billion share repurchase program and began a $2.0 billion share repurchase program expected to run through 2008. During the first nine months of 2006 and 2005, Kraft repurchased 29.8 million and 25.3 million shares, respectively, of its Class A common stock at a cost of $937 million and $800 million, respectively. As of September 30, 2006, Kraft had repurchased 21.3 million shares of its Class A common stock, under its $2.0 billion authority, at an aggregate cost of $687 million.

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

Dividends paid in the first nine months of 2006 and 2005 were $5.0 billion and $4.5 billion, respectively, an increase of 10.7%, primarily reflecting a higher dividend rate in 2006. During the third quarter of 2006, Altria Group, Inc.’s Board of Directors approved a 7.5% increase in the quarterly dividend rate to $0.86 per share. As a result, the present annualized dividend rate is $3.44 per share.

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

A substantial portion of Altria Group, Inc.’s derivative financial instruments are effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Gain (loss) at beginning of period	$24	$(14)	$17	$65
Derivative gains transferred to earnings	(51)	(42)	(33)	(23)
Change in fair value	6	126	(5)	28

(Loss) gain as of September 30	$(21)	$70	$(21)	$70

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates.  Altria Group, Inc. uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At September 30, 2006 and December 31, 2005, Altria Group, Inc. had foreign exchange option and forward contracts with aggregate notional amounts of $4.2 billion and $4.8 billion, respectively. In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. A substantial portion of the foreign currency swap agreements is accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of September 30, 2006 and December 31, 2005. At September 30, 2006 and December 31, 2005, the notional amounts of foreign currency swap agreements aggregated $1.3 billion and $2.3 billion, respectively.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the nine months ended September 30, 2006 and 2005, these hedges of net investments resulted in losses, net of income taxes, of $134 million, and gains, net of income taxes, of $242 million, respectively, and were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

Commodities.  Kraft is exposed to price risk related to forecasted purchases of certain commodities used as raw materials. Accordingly, Kraft uses commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar and cocoa. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar, soybean oil, natural gas and heating oil. At September 30, 2006 and December 31, 2005, Kraft had net long commodity positions of $876 million and $521 million, respectively. In general, commodity forward contracts qualify for the normal purchase exception under U.S. GAAP, and are therefore not subject to the provisions of SFAS No. 133. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales when the related inventory is sold. At September 30, 2006, unrealized pre-tax losses on net commodity positions were approximately $60 million. Unrealized gains or losses on net commodity positions were immaterial at December 31, 2005.

New Accounting Standards

See Note 1, Note 3, Note 12 and Note 13 to the Condensed Consolidated Financial Statements for a discussion of new accounting standards.

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

Corporate Restructuring.  On October 25, 2006, the Board of Directors of ALG announced that it intends to finalize its decision, including the precise timing, on the distribution of all Kraft shares owned by ALG to ALG’s shareholders at its regularly scheduled meeting on January 31, 2007. If the spin-off is authorized, it is possible that an action may be brought seeking to enjoin the spin-off. Any such injunction would have to be based on a finding that Altria is insolvent or would be insolvent after giving effect to the spin-off or intends to delay, hinder or defraud creditors. In the event the spin-off is challenged, ALG will defend such action vigorously, including by prosecuting any necessary appeals. Although litigation is subject to uncertainty, management believes that Altria should ultimately prevail against any such action.

Tobacco Control Action in the Public and Private Sectors.  Our tobacco subsidiaries face significant governmental action aimed at reducing the incidence of smoking and seeking to hold us responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect this decline to continue.

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

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on sales of cigarettes by our tobacco subsidiaries, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit or contraband products.

Minimum Retail Selling Price Laws.  Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has commenced proceedings against these Member States, claiming that minimum retail selling price systems infringe EU law. If the European Commission’s infringement actions are successful, they could adversely impact excise tax levels and/or price gaps in those markets.

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

PM USA and PMI have adjacency growth strategies involving potential moves into complementary tobacco or tobacco-related products or processes. We cannot guarantee that this strategy, or any products introduced in connection with this strategy, will be successful.

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

IRS Challenges to PMCC Leases.  The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding certain leveraged lease transactions and contest approximately $150 million of tax and net interest assessed with regard to these transactions. The IRS may in the future challenge and disallow several more of PMCC’s leveraged leases based on recent Revenue Rulings and a recent IRS Notice addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through litigation, and ALG believes that, given the strength of PMCC’s position, it should ultimately prevail. In this regard, on October 16, 2006, PMCC filed a complaint in the U.S. District Court for the Southern District of New York to claim refunds for a portion of these tax payments and associated interest. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures

Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including ALG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, ALG’s Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective. As discussed below, there have been changes in Altria Group, Inc.’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Altria Group, Inc.’s internal control over financial reporting.

(b)	Changes in Internal Control Over Financial Reporting

Altria Group, Inc.’s management evaluated, with the participation of ALG’s Chief Executive Officer and Chief Financial Officer, any change in Altria Group, Inc.’s internal control over financial reporting.

In April 2006, Kraft entered into a seven-year agreement to receive information technology services from Electronic Data Systems (“EDS”). Pursuant to this agreement, Kraft began to transition certain of its processes and procedures into the EDS control environment during the quarter ended September 30, 2006. As Kraft migrates to the EDS environment, its management ensures that key controls of Kraft are mapped to applicable EDS controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from EDS. Kraft expects this transition period to continue for three years. In addition, PMI has begun a process of centralizing the functions of transaction processing, purchasing and factory maintenance. As PMI migrates to this new environment, its management takes appropriate actions to ensure the continuity of key controls, and the transitions are reviewed as part of its testing of internal controls as they relate to the reliability of financial reporting and the preparation and fair presentation of Altria Group, Inc.’s consolidated financial statements.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 11. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 1A.	Risk Factors.

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2005. Other than as set forth in Part I – Item 2. of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ALG’s share repurchase activity for each of the three months ended September 30, 2006, was as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	–	$–	–	–

August 1, 2006 – August 31, 2006	235,534	$80.91	–	–

September 1, 2006 – September 30, 2006	4,342	$83.15	–	–

For the Quarter Ended September 30, 2006	239,876	$80.95	–	–

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who vested in restricted stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

10.37	Separation Agreement and General Release between Kraft Foods Inc. and Roger K. Deromedi, dated as of August 31, 2006 (Incorporated by reference to ALG’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006).

10.38	Form of Indemnity Agreement between Altria Group, Inc. and members of the Board of Directors (Incorporated by reference to ALG’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2006).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE

Dinyar S. Devitre Senior Vice President and Chief Financial Officer

November 9, 2006