Form 10-K
period 2006-12-31
ALTRIA GROUP, INC.
filed 2007-03-01
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐     No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2006 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $154 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at January 31, 2007
Common Stock, $0.33 1/3 par value	2,098,592,159 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2006 (the “2006 Annual Report”)	Parts I, II, and IV

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 26, 2007, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 16, 2007	Part III

PART I

Item 1. Business.

(a)  General Development of Business

General

As used herein, unless the context indicates otherwise, “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”) are engaged in the manufacture and sale of cigarettes and other tobacco products. ALG’s majority owned (89.0% as of December 31, 2006) subsidiary Kraft Foods Inc. (“Kraft”) is engaged in the manufacture and sale of packaged foods and beverages. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. During 2003, PMCC shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of finance assets. In addition, at December 31, 2006, ALG had a 28.6% economic and voting interest in SABMiller plc (“SABMiller”), which is engaged in the manufacture and sale of various beer products.

Kraft Spin-Off:

On January 31, 2007, the Board of Directors announced that Altria Group, Inc. plans to spin off all of its remaining interest (89.0%) in Kraft on a pro rata basis to Altria Group, Inc. stockholders in a tax-free distribution. The distribution of all the Kraft shares owned by Altria Group, Inc. will be made on March 30, 2007 (“Distribution Date”), to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007 (“Record Date”). The exact distribution ratio will be calculated by dividing the number of Class A common shares of Kraft held by Altria Group, Inc. by the number of Altria Group, Inc. shares outstanding on the Record Date. Based on the number of shares of Altria Group, Inc. outstanding at December 31, 2006, the distribution ratio would be approximately 0.7 of a share of Kraft for every share of Altria Group, Inc. common stock outstanding. Altria Group, Inc. stockholders will receive cash in lieu of fractional shares of Kraft. Prior to the distribution, Altria Group, Inc. will convert its Class B shares of Kraft common stock, which carry ten votes per share, into Class A shares of Kraft, which carry one vote per share. Following the distribution, only Class A common shares of Kraft will be outstanding and Altria Group, Inc. will not own any shares of Kraft. Altria Group, Inc. intends to adjust its current dividend so that its stockholders who retain their Altria Group, Inc. and Kraft shares will receive, in the aggregate, the same dividend dollars as before the distribution. As in the past, all decisions regarding future dividend increases will be made independently by the Altria Group, Inc. Board of Directors and the Kraft Board of Directors, for their respective companies.

Holders of Altria Group, Inc. stock options will be treated similarly to public stockholders and will, accordingly, have their stock awards split into two instruments. Holders of Altria Group, Inc. stock options will receive the following stock options, which, immediately after the spin-off, will have an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. options:

•

a new Kraft option to acquire the number of shares of Kraft Class A common stock equal to the product of (a) the number of Altria Group, Inc. options held by such person on the Distribution Date and (b) the approximate distribution ratio of 0.7 mentioned above; and

•	an adjusted Altria Group, Inc. option for the same number of shares of Altria Group, Inc. common stock with a reduced exercise price.

Holders of Altria Group, Inc. restricted stock or stock rights awarded prior to January 31, 2007, will retain their existing award and will receive restricted stock or stock rights of Kraft Class A common stock. The amount of Kraft restricted stock or stock rights awarded to such holders will be calculated using the same formula set forth above with respect to new Kraft options. All of the restricted stock and stock rights will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria Group, Inc. stock rights awarded on January 31, 2007, did not receive restricted stock or stock rights of Kraft. Rather, they will receive additional stock rights of Altria Group, Inc. to preserve the intrinsic value of the original award.

To the extent that employees of the remaining Altria Group, Inc. receive Kraft stock options, Altria Group, Inc. will reimburse Kraft in cash for the Black-Scholes fair value of the stock options to be received. To the extent that Kraft employees hold Altria Group, Inc. stock options, Kraft will reimburse Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that holders of Altria Group, Inc. stock rights receive Kraft stock rights, Altria Group, Inc. will pay to Kraft the fair value of the Kraft stock rights less the value of projected forfeitures. Based upon the number of Altria Group, Inc. stock awards outstanding at December 31, 2006, the net amount of these reimbursements would be a payment of approximately $133 million from Kraft to Altria Group, Inc. However, this estimate is subject to change as stock awards vest (in the case of restricted stock) or are exercised (in the case of stock options) prior to the Record Date for the distribution.

Kraft is currently included in the Altria Group, Inc. consolidated federal income tax return, and federal income tax contingencies are recorded as liabilities on the balance sheet of ALG. Prior to the distribution of Kraft shares, ALG will reimburse Kraft in cash for these liabilities, which are approximately $300 million, plus interest.

A subsidiary of ALG currently provides Kraft with certain services at cost plus a 5% management fee. After the Distribution Date, Kraft will undertake these activities, and any remaining limited services provided to Kraft will cease in 2007. All intercompany accounts will be settled in cash within 30 days of the Distribution Date.

Altria Group, Inc. currently estimates that, if the distribution had occurred on December 31, 2006, it would have resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of approximately $27 billion.

On or about March 20, 2007, Altria Group, Inc. will mail an Information Statement to all stockholders of Altria Group, Inc. common stock as of the Record Date. The Information Statement will include information regarding procedures by which the distribution will be effected and other details of the transaction.

Other:

PM USA is the largest cigarette company in the United States. PMI is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes) internationally. Marlboro, the principal cigarette brand of these companies, has been the world’s largest-selling cigarette brand since 1972.

In March 2005, a subsidiary of PMI acquired 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”), an Indonesian tobacco company. In May 2005, PMI purchased an additional 58% for a total of 98%. The total cost of the transaction was $4.8 billion, including Sampoerna’s cash of approximately $0.3 billion and debt of the U.S. dollar equivalent of approximately $0.2 billion. The purchase price was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries, consisting of a euro 2.5 billion three-year term loan facility (which, through repayments has since been reduced to euro 1.5 billion) and a euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG.

Sampoerna’s financial position and results of operations were fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. During 2006 and 2005, Sampoerna reported $608 million and $315 million, respectively, of operating income and $249 million and $128 million, respectively, of net earnings.

Kraft is engaged world-wide in the manufacture and sale of packaged foods and beverages. Kraft manages and reports operating results through two units, Kraft North America Commercial (“KNAC”) and Kraft International Commercial (“KIC”). Kraft has operations in 72 countries and sells its products in more than 155 countries.

In June 2005, Kraft sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings.

In January 2004, Kraft announced a three-year restructuring program with the objectives of leveraging Kraft’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, Kraft announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.0 billion in pre-tax charges, the closure of up to 40 facilities, the elimination of approximately 14,000 positions and annualized cost savings at the completion of the program of approximately $1.0 billion. The decline of $700 million from the $3.7 billion in pre-tax charges previously announced was due primarily to lower than projected severance costs, the cancellation of an initiative to generate sales efficiencies, and the sale of one plant that was originally planned to be closed. Approximately $1.9 billion of the $3.0 billion in pre-tax charges are expected to require cash payments. Total pre-tax restructuring program charges incurred during 2006, 2005 and 2004 were $673 million, $297 million and $641 million, respectively. Total pre-tax restructuring charges for the program incurred from January 2004 through December 31, 2006 were $1.6 billion, and specific programs announced will result in the elimination of approximately 9,800 positions. Approximately 60% of the pre-tax charges to date are expected to require cash payments.

Source of Funds – Dividends

Because ALG is a holding company, its principal sources of funds are from the payment of dividends and repayment of debt from its subsidiaries. In 2006, ALG received $1.4 billion in cash dividends from Kraft. Kraft and PMI each maintain separate revolving credit facilities to finance normal working capital and other needs. The Kraft facility has a minimum net worth covenant and the PMI facilities have an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio covenant. Kraft and PMI have met, and expect to continue to meet, their respective covenants. Except for the previously discussed covenants and a minimum net worth requirement at PM USA as part of a court-approved stipulation regarding the Engle judgment, ALG’s principal wholly-owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b)  Financial Information About Segments

Altria Group, Inc.’s reportable segments are domestic tobacco, international tobacco, North American food, international food and financial services. Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years (along with total assets for each of tobacco, food and financial services at December 31, 2006, 2005 and 2004) are set forth in Note 15 to Altria Group, Inc.’s consolidated financial statements (“Note 15”), which is incorporated herein by reference to the 2006 Annual Report.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2006	2005	2004
Domestic tobacco	26.5%	26.3%	27.7%
International tobacco	46.6	45.0	41.2
North American food	20.7	22.0	24.3
International food	5.3	6.5	5.9
Financial services	0.9	0.2	0.9

	100.0%	100.0%	100.0%

Changes in the relative percentages above reflect the following:

•	In 2004, domestic tobacco results reflect savings from changes that PM USA made to its trade programs. In 2005 and 2006, domestic tobacco results reflect lower wholesale promotional allowance rates.

•

In 2005, international tobacco results primarily reflect higher pricing, the impact of acquisitions in Indonesia and Colombia, favorable currency and higher income from the return of the Marlboro license in Japan. In 2006, international tobacco results primarily reflect the gain related to the exchange of PMI’s interest in a beer business in the Dominican Republic for a cigarette business, higher pricing and the impact of acquisitions.

•

In 2004, North American and international food results reflect charges incurred as part of Kraft’s three-year restructuring program, increased promotional spending and higher commodity and benefit costs. In 2005, North American and international food results primarily reflect higher commodity and benefit costs, partially offset by lower asset impairment and exit costs, gains on sales of international food businesses, and the impact of the extra week of shipments. In 2006, North American and international food results primarily reflect higher asset impairment, exit and implementation costs and one less shipping week, partially offset by the gain on redemption of Kraft’s investment in United Biscuits (“UB”) and gains on sales of North American food businesses.

•	In 2006, 2005 and 2004, financial services results include charges taken for finance lease exposure to the United States airline industry of $103 million, $200 million and $140 million, respectively.

(c)  Narrative Description of Business

Tobacco Products

PM USA manufactures, markets and sells cigarettes in the United States and its territories, and contract manufactures cigarettes for PMI. Subsidiaries and affiliates of PMI and their licensees manufacture, market and sell tobacco products outside the United States.

*	Altria Group, Inc.’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. The accounting policies of the segments are the same as those described in Note 2 to Altria Group, Inc.’s consolidated financial statements and are incorporated herein by reference to the 2006 Annual Report.

Acquisitions

PMI – Holdings in the Dominican Republic:

In November 2006, a subsidiary of PMI exchanged its 47.5% interest in E. León Jimenes, C. por. A. (“ELJ”), which included a 40% indirect interest in ELJ’s beer subsidiary, Cerveceria Nacional Dominicana, C. por. A., for 100% ownership of ELJ’s cigarette subsidiary, Industria de Tabaco León Jimenes, S.A. (“ITLJ”) and $427 million of cash, which was contributed to ITLJ prior to the transaction. As a result of the transaction, PMI now owns 100% of the cigarette business and no longer holds an interest in ELJ’s beer business. The exchange of PMI’s interest in ELJ’s beer subsidiary resulted in a pre-tax gain on sale of $488 million, which increased Altria Group, Inc.’s 2006 net earnings by $0.15 per diluted share. The operating results of ELJ’s cigarette subsidiary from November 2006 to December 31, 2006, the amounts of which were not material, were included in Altria Group, Inc.’s operating results.

Sampoerna:

In March 2005, a subsidiary of PMI acquired 40% of the outstanding shares of Sampoerna, an Indonesian tobacco company. In May 2005, PMI purchased an additional 58%, for a total of 98%. The total cost of the transaction was approximately $4.8 billion, including Sampoerna’s cash of approximately $0.3 billion and debt of the U.S. dollar equivalent of approximately $0.2 billion. The purchase price was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility (which, through repayments has since been reduced to euro 1.5 billion) and a euro 2.0 billion five-year revolving credit facility. These facilities are not guaranteed by ALG.

The acquisition of Sampoerna allowed PMI to enter the profitable kretek cigarette category in Indonesia. Sampoerna’s financial position and results of operations have been fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. During 2006 and 2005, Sampoerna reported $608 million and $315 million, respectively, of operating income and $249 million and $128 million, respectively, of net earnings.

During 2006, the allocation of purchase price relating to the acquisition of Sampoerna was completed. Assets purchased consist primarily of goodwill of $3.5 billion, other intangible assets (primarily brands) of $1.3 billion, inventories of $0.5 billion and property, plant and equipment of $0.4 billion. Liabilities assumed in the acquisition consist principally of long-term debt of $0.3 billion and accrued liabilities.

Other:

During 2006, PMI entered into an agreement with British American Tobacco to purchase the Muratti and Ambassador trademarks in certain markets, as well as rights to L&M and Chesterfield in Hong Kong, in exchange for the rights to Benson & Hedges in certain African markets and a payment of $115 million. The transaction closed in the fourth quarter of 2006.

On January 19, 2007, PMI entered into an agreement to acquire an additional 50.2% stake in a Pakistan cigarette manufacturer, Lakson Tobacco Company Limited (“Lakson Tobacco”), which is expected to bring PMI’s stake in Lakson Tobacco to approximately 90%. The transaction is valued at approximately $340 million and is expected to be completed during the first half of 2007. In January 2007, PMI notified the Securities and Exchange Commission of Pakistan and local stock exchanges of its intention to commence a public tender offer for the remaining shares.

During 2005, PMI acquired a 98.2% stake in Coltabaco, the largest tobacco company in Colombia, for approximately $300 million. During 2004, PMI purchased a tobacco business in Finland for a cost of approximately $42 million. In October 2004, a subsidiary of PMI purchased a 20% stake in Lakson Tobacco in Pakistan for $60 million, bringing the subsidiary’s aggregate share ownership of the company to 40%.

Domestic Tobacco Products

PM USA is the largest tobacco company in the United States, with total cigarette shipments in the United States of 183.4 billion units in 2006, a decrease of 1.1% from 2005.

PM USA’s major premium brands are Marlboro, Virginia Slims and Parliament. Its principal discount brand is Basic. All of its brands are marketed to take into account differing preferences of adult smokers. Marlboro is the largest-selling cigarette brand in the United States, with shipments of 150.3 billion units in 2006 (down 0.2% from 2005).

In the premium segment, PM USA’s 2006 shipment volume decreased 0.7% from 2005, and its shipment volume in the discount segment decreased 6.2%. Shipments of premium cigarettes accounted for 92.1% of PM USA’s total 2006 volume, up from 91.6% in 2005.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which was developed to measure market share in retail stores selling cigarettes, but was not designed to capture Internet or direct mail sales:

	For Years Ended December 31,
	2006	2005	2004
Marlboro	40.5%	40.0%	39.5%
Parliament	1.8	1.7	1.7
Virginia Slims	2.3	2.3	2.4
Basic	4.2	4.3	4.2

Focus on Four Brands	48.8	48.3	47.8
Other	1.5	1.7	2.0

Total PM USA	50.3%	50.0%	49.8%

PM USA cannot predict future changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or its shipment or retail market share; however, it believes that its results may be materially adversely affected by the items discussed in Item 1A. Risk Factors.

As discussed in Note 19 to Altria Group, Inc.’s consolidated financial statements (“Note 19”), which is incorporated herein by reference to the 2006 Annual Report, in June 2006 under the order of the Illinois Supreme Court, the cash deposits of approximately $2.2 billion related to the Price case were returned to PM USA, and PM USA’s obligations to deposit further cash payments were terminated. A pre-existing 7.0%, $6 billion long-term note from ALG to PM USA that was placed in escrow pending the outcome of plaintiffs’ petition for writ of certiorari to the United States Supreme Court was returned to PM USA in December 2006, following the Supreme Court’s denial of the petition. Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheet of Altria Group, Inc.

International Tobacco Products

PMI’s total cigarette shipments increased 3.4% in 2006 to 831.4 billion units. PMI estimates that its share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States and duty-free shipments) was approximately 15.4%, 15.0% and 14.5% in 2006, 2005 and 2004, respectively. PMI estimates that international cigarette market shipments were approximately 5.2 trillion units in 2006, a 2.0% increase over 2005. PMI’s leading brands — Marlboro, L&M, Philip Morris, Bond Street, Chesterfield, Parliament, Lark, Merit and Virginia Slims — collectively accounted for approximately 10.9%, 11.1% and 11.0% of the international cigarette market in 2006, 2005 and 2004, respectively. Shipments of PMI’s principal brand, Marlboro, decreased 1.9% in 2006, and represented approximately 5.7%, 6.0%, and 5.8% of the international cigarette market in 2006, 2005 and 2004, respectively.

PMI has a cigarette market share of at least 15%, and in a number of instances substantially more than 15%, in more than 85 markets, including Argentina, Australia, Austria, Belgium, Colombia, the Czech Republic, Finland, France, Germany, Greece, Hungary, Indonesia, Italy, Japan, Kazakhstan, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Singapore, Spain, Sweden, Switzerland, Turkey and Ukraine.

Distribution, Competition and Raw Materials

PM USA sells its tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services. Subsidiaries and affiliates of PMI and their licensees sell their tobacco products worldwide to distributors, wholesalers, retailers, state-owned enterprises and other customers.

The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price promotions and other discounts, including coupons, product promotions and allowances for new products. The tobacco products of ALG’s subsidiaries, affiliates and their licensees are advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in most other countries. In addition, as discussed below in Item 3. Legal Proceedings, PM USA and other domestic tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

In the United States, under a contract growing program known as the Tobacco Farmers Partnering Program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase the amount of tobacco specified in the grower contracts. PM USA also purchases its United States tobacco requirements through other sources. In 2003, in connection with the settlement of a suit filed on behalf of a purported class of tobacco growers and quota-holders against certain manufacturers, including PM USA, and leaf dealers, PM USA and certain other defendants reached an agreement with plaintiffs to settle the lawsuit. The agreement includes a commitment by each settling manufacturer defendant, including PM USA, to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least ten years. These quantities are subject to adjustment in accordance with the terms of the settlement agreement.

Tobacco production in the United States has been subject to government controls, including the production control programs administered by the United States Department of Agriculture (the “USDA”). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buy-out of tobacco growers and quota-holders. The cost of the buy-out to the industry is estimated at approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of all tobacco products. The cost is being allocated based on the relative market shares of manufacturers and importers of all tobacco products. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”). See Item 3. Legal Proceedings, Health Care Cost Recovery Litigation – National Grower

Settlement Trust for a discussion of the NTGST. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. In 2005, PM USA recorded a $138 million expense for its share of the loss. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2007 and beyond.

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

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment – Tobacco Business Environment” on pages 26 to 30 of the 2006 Annual Report and made a part hereof.

Food Products

Acquisitions and Divestitures

United Biscuits:

In September 2006, Kraft acquired the Spanish and Portuguese operations of United Biscuits (“UB”), and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.1 billion. The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses, as well as seven UB manufacturing facilities and 1,300 employees. From September 2006 to December 31, 2006, these businesses contributed net revenues of approximately $111 million. The non-cash acquisition was financed by Kraft’s assumption of approximately $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of Kraft’s outstanding investment in UB, primarily deep-discount securities. The redemption of Kraft’s investment in UB resulted in a $251 million pre-tax gain on closing, benefiting Altria Group, Inc. by $0.06 per diluted share.

Aside from the debt assumed as part of the acquisition price, Kraft acquired assets consisting primarily of goodwill of $734 million, other intangible assets of $217 million, property, plant and equipment of $161 million, receivables of $101 million and inventories of $34 million. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which is expected to occur during the first half of 2007.

Other:

During 2006, Kraft sold its pet snacks brand and assets, and recorded tax expense of $57 million and a pre-tax asset impairment charge of $86 million in recognition of this sale. During 2006, Kraft also sold its rice brand and assets, and its industrial coconut assets. Additionally, during 2006, Kraft sold certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in 2005 in recognition of these sales. Also, during 2006, Kraft sold a U.S. coffee plant. The aggregate proceeds received from these sales during 2006 were $946 million, on which pre-tax gains of $117 million were recorded.

In January 2007, Kraft announced the sale of its hot cereal assets and trademarks. In recognition of the anticipated sale, Kraft recorded a pre-tax asset impairment charge of $69 million in 2006 for these assets.

In June 2005, Kraft sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. Altria Group, Inc. has reflected the results of Kraft’s sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings. Kraft recorded a net loss on sale of discontinued operations of $297 million in 2005, related largely to taxes on the transaction. ALG’s share of the loss, net of minority interest, was $255 million.

During 2005, Kraft sold its fruit snacks assets and incurred a pre-tax asset impairment charge of $93 million in recognition of this sale. Additionally, during 2005, Kraft sold its U.K. desserts assets and its U.S. yogurt assets. The aggregate proceeds received from divestitures during 2005, other than the sugar confectionery business, were $238 million, on which pre-tax gains of $108 million were recorded.

During 2004, Kraft sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway. The aggregate proceeds received from the sales of these businesses were $18 million, on which pre-tax losses of $3 million were recorded. During 2004, Kraft acquired a U.S.-based beverage business for a total cost of $137 million.

The operating results of the businesses acquired and sold, other than Kraft’s UB acquisition and the divestiture of its sugar confectionery business, in the aggregate, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or cash flows in any of the years presented.

North American Food

KNAC’s principal brands span five consumer sectors and include the following:

Snacks:    Oreo, Chips Ahoy!, Newtons, Peek Freans, Nilla, Nutter Butter, and SnackWell’s cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Honey Maid Grahams and Teddy Grahams crackers; South Beach Diet (under license) crackers, cookies and bars; Planters nuts and salted snacks; Terry’s and Toblerone chocolate confectionery products; Handi-Snacks two-compartment snacks; and Balance nutrition and energy snacks.

Beverages:    Maxwell House, General Foods International, Starbucks (under license), Yuban, Seattle’s Best (under license), Sanka, Nabob, Gevalia and Tassimo coffees; Capri Sun (under license), Kool-Aid and Crystal Light aseptic juice drinks; Kool-Aid, Tang, Crystal Light and Country Time powdered beverages; Veryfine juices; Tazo teas (under license); and Fruit2O water.

Cheese and dairy:    Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft and Velveeta process cheeses; Kraft grated cheeses; Cheez Whiz process cheese sauce; Easy Cheese aerosol cheese spread; Polly-O cheese; Deli Deluxe process cheese slices; and Knudsen and Breakstone’s cottage cheese and sour cream.

Grocery:    Cool Whip frozen whipped topping; Back to Nature crackers, cookies, cereals and macaroni & cheese dinners; Post ready-to-eat cereals; Kraft and Miracle Whip spoonable dressings; Kraft and Good Seasons salad dressings; A.1. steak sauce; Kraft and Bull’s-Eye barbecue sauces; Grey Poupon premium mustards; Shake ‘N Bake coatings; Jell-O dry packaged desserts, refrigerated gelatin and pudding snacks; and Handi-Snacks shelf-stable pudding snacks.

Convenient Meals:    DiGiorno, Tombstone, Jack’s and California Pizza Kitchen (under license) and Delissio frozen pizzas; Kraft macaroni & cheese dinners; South Beach Diet (under license) pizzas and meals; Taco Bell Home Originals (under license) meal kits; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; Boca soy-based meat alternatives; and Stove Top stuffing mix.

International Food

KIC’s principal brands within the five consumer sectors include the following:

Snacks:    Milka, Suchard, Côte d’Or, Marabou, Toblerone, Freia, Terry’s, Daim / Dime, Figaro, Karuna, Korona, Poiana, Meurisse, Prince Polo / Siesta, Alpen Gold, Pavlides, Twist, Merenda, Mirabell, Pyros, Mogyoros, Sport / Smash / Jazz, 3-Bit, Belvita, Shot, Terrabusi, Svoge, Ukraina, Vozdushny, Chudny Vecher, Lacta and Gallito chocolate confectionery products; Estrella, Maarud, Kar, Lux and Planters nuts and salted snacks; and Oreo, Chips Ahoy!, Ritz, Club Social, Digestive, Chiquilin, Express, Kraker, Honey, Aveny, Marbu, Dorada, Pepitos, Variedad, Pacific, Belvita, Cerealitas, Trakinas and Lucky biscuits.

Beverages:    Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand’ Mère, Kenco, Saimaza, Meisterroestung, Maxim, Maxwell House, Onko, Splendid, Karat, Tassimo and Nova Brasilia coffees; Suchard Express, O’Boy, and Kaba chocolate drinks; Tang, Clight, Kool-Aid, Royal, Verao, Fresh, Frisco and Q-Refres-Ko powdered beverages; Maguary juice concentrate and ready-to-drink beverages; and Capri Sun (under license) aseptic juice drinks.

Cheese and dairy:    Kraft and Philadelphia cream cheese; Kraft, Sottilette, Dairylea, Osella, Mama Luise and El Caserío cheeses; Kraft, Velveeta and Eden process cheeses; Kraft natural cheese; and Cheez Whiz process cheese spread.

Grocery:    Kraft spoonable and pourable salad dressings; Miracel Whip spoonable dressings; Royal dry packaged desserts; Jell-O dessert toppings; Post ready-to-eat cereals; Kraft peanut butter; Mirácoli sauces; and Vegemite yeast spread.

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

Kraft is a major purchaser of milk, cheese, nuts, green coffee beans, cocoa, corn products, wheat, pork, poultry, beef, vegetable oil, and sugar and other sweeteners. It also uses significant quantities of glass, plastic and cardboard to package its products. Kraft continuously monitors worldwide supply and cost trends of these commodities to enable it to take appropriate action to obtain ingredients and packaging needed for production.

Kraft purchases a substantial portion of its dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. Dairy commodity costs on average were lower in 2006 than in 2005.

The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. In 2006, coffee bean costs on average were higher than in 2005.

A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. In 2006, cocoa bean and cocoa butter costs on average were lower than in 2005.

During 2006, aggregate commodity costs continued to rise for Kraft, with significant impacts resulting from higher energy, packaging and coffee costs, partially offset by lower year-over-year cheese and meat costs. For 2006, pre-tax aggregate commodity costs increased by approximately $275 million from 2005, following an increase of approximately $800 million for 2005 compared with 2004. Kraft expects the higher cost environment to continue, particularly for energy and packaging.

The prices paid for raw materials and agricultural materials used in Kraft’s food products generally reflect external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of these factors, Kraft believes such raw materials to be in adequate supply and generally available from numerous sources. Kraft uses hedging techniques to minimize the impact of price fluctuations in its principal raw materials. However, Kraft does not fully hedge against changes in commodity prices, and these strategies may not protect Kraft from increases in specific raw material costs.

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

In addition, states enforce food laws, such as regulating the business of KNAC’s operating units by licensing plants, enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labeling requirements on food products.

Many of the food commodities on which KNAC’s United States businesses rely are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies, and are subject to Congressional and administrative review.

Almost all of the activities of Kraft’s operations outside of the United States are subject to local and national regulations similar to those applicable to KNAC’s United States businesses and, in some cases, international regulatory provisions, such as those of the European Union (the “EU”) regarding labeling, packaging, food content, pricing, marketing and advertising, and related areas.

The EU and certain individual countries require that food products containing genetically modified organisms or classes of ingredients derived from them be labeled accordingly. Other countries may adopt similar regulations. The FDA has concluded that there is no basis for similar mandatory labeling under current United States law.

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment – Food Business Environment” on pages 33 to 34 of the 2006 Annual Report and made a part hereof.

Financial Services

PMCC holds investments in finance leases, principally in transportation (including aircraft), power generation and manufacturing equipment and facilities. Total assets of PMCC were $6.8 billion at December 31, 2006, down from $7.4 billion at December 31, 2005, reflecting a decrease in finance assets, net, due to asset sales. In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. PMCC’s finance asset portfolio includes leases in the following investment categories: electric power, aircraft, rail and surface transport, manufacturing and real estate industries. Finance assets, net, are comprised of total lease payments receivable and the residual value of assets under lease, reduced by third-party nonrecourse debt and unearned income. The payment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC or Altria Group, Inc. As required by accounting standards generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s consolidated balance sheets.

During 2006, 2005 and 2004, PMCC received proceeds from asset sales and maturities of $357 million, $476 million and $644 million, respectively, and recorded gains of $132 million, $72 million and $112 million, respectively, in operating companies income.

Among its leasing activities, PMCC leases a number of aircraft, predominantly to major U.S. passenger carriers. At December 31, 2006, $1.9 billion of PMCC’s finance asset balance related to aircraft. Two of PMCC’s aircraft lessees, Delta Air Lines, Inc. (“Delta”) and Northwest Airlines, Inc.

(“Northwest”) are currently under bankruptcy protection. In addition, PMCC leases one natural gas-fired power plant to an indirect subsidiary of Calpine Corporation (“Calpine”). Calpine, which has guaranteed the lease, is currently operating under bankruptcy protection. PMCC does not record income on leases in bankruptcy. Should a lease rejection or foreclosure occur, it would result in the write-off of the finance asset balance against PMCC’s allowance for losses and the acceleration of deferred tax payments on these leases. At December 31, 2006, PMCC’s finance asset balances for these leases were as follows:

•

Delta – PMCC’s leveraged leases with Delta for six Boeing 757, nine Boeing 767, and four McDonnell Douglas (MD-88) aircraft total $257 million. The finance asset balance has been provided for in the allowance for losses.

•

Northwest – PMCC has leveraged leases for three Airbus A-320 aircraft totaling $32 million. In 2006, PMCC sold ten Airbus A-319 aircraft financed under leveraged leases, which were rejected by the lessee in 2005. Additionally, during 2006, five regional jets (“RJ85s”) previously financed as leveraged leases were foreclosed upon. Based on PMCC’s assessment of the prospect for recovery on the A-320 aircraft, a portion of the outstanding finance asset balance has been provided for in the allowance for losses.

•

Calpine – PMCC’s leveraged lease for one 750 megawatt (“MW”) natural gas-fired power plant (located in Pasadena, Texas) was $60 million. The lessee (an affiliate of Calpine) was not included as part of the bankruptcy filing of Calpine. In addition, leases of two 265 MW natural gas-fired power plants (located in Tiverton, Rhode Island, and Rumford, Maine), which were part of the bankruptcy filing, were rejected during the first quarter of 2006. It is anticipated that at some point during the Calpine bankruptcy proceedings, PMCC’s interest in these plants will be foreclosed upon by the lenders under the leveraged leases. Based on PMCC’s assessment of the prospect for recovery on the Pasadena plant, a portion of the outstanding finance asset balance has been provided for in the allowance for losses.

At December 31, 2006, PMCC’s allowance for losses was $480 million. During the second quarter of 2006, PMCC increased its allowance for losses by $103 million due to continuing issues within the airline industry. Charge-offs to the allowance for losses in 2006 totaled $219 million. The acceleration of taxes on the foreclosures of Northwest RJ85s and six aircraft previously financed under leveraged leases with United Air Lines, Inc. (“United”) written off in the first quarter of 2006 upon United’s emergence from bankruptcy, totaled approximately $80 million. Foreclosures on Delta and Calpine (Tiverton & Rumford) leveraged leases will result in the acceleration of previously deferred taxes of approximately $180 million.

In the third quarter 2005, PMCC recorded a provision for losses of $200 million due to continuing uncertainty within its airline portfolio and bankruptcy filings by Delta and Northwest. As a result of this provision, PMCC’s fixed charges coverage ratio did not meet its 1.25:1 requirement under a support agreement with ALG. Accordingly, as required by the support agreement, a support payment of $150 million was made by ALG to PMCC in September 2005. In addition, in the fourth quarter of 2004, PMCC recorded a provision for losses of $140 million for its airline industry exposure. During 2006, 2005 and 2004, charge-offs to the allowance for losses were $219 million, $101 million and $39 million, respectively. It is possible that additional adverse developments may require PMCC to increase its allowance for losses.

The IRS concluded its examination of ALG’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999.

PMCC will continue to assert its position regarding these leveraged lease transactions and contest approximately $150 million of tax and net interest assessed and paid with regard to them. The IRS may in the future challenge and disallow more of PMCC’s leveraged leases based on recent Revenue Rulings, a recent IRS Notice and subsequent case law addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through litigation. In this regard, on October 16, 2006, PMCC filed a complaint in the U.S. District Court for the Southern District of New York to claim refunds for a portion of these tax payments and associated interest and intends to file complaints for the remainder. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. PMCC considered this matter in its adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) and FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment – Financial Services” on pages 36 to 37 of the 2006 Annual Report and made a part hereof.

Other Matters

Customers

None of the business segments of the Altria family of companies is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on Altria Group, Inc.’s consolidated results of operations. However, Kraft’s ten largest customers accounted for approximately 40%, 37% and 38% of its net revenues in 2006, 2005 and 2004, respectively. One of Kraft’s customers, Wal-Mart Stores, Inc. accounted for approximately 15%, 14% and 14% of Kraft’s net revenues in 2006, 2005 and 2004, respectively.

Employees

At December 31, 2006, ALG and its subsidiaries employed approximately 175,000 people worldwide. In January 2004, Kraft announced a three-year restructuring program and in January 2006, it announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in the elimination of approximately 14,000 positions. At December 31, 2006, approximately 8,400 of these positions have been eliminated.

Research and Development

The research and development expense for the years ended December 31, 2006, 2005 and 2004 are set forth in Note 17 to Altria Group, Inc.’s financial statements, which is incorporated herein by reference to the 2006 Annual Report.

Trademarks

Trademarks are of material importance to ALG’s consumer products subsidiaries and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

Environmental Regulation

ALG and its subsidiaries are subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States; the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. In 2006, subsidiaries (or former subsidiaries) of ALG were involved in approximately 75 active matters subjecting them to potential remediation costs under Superfund or other laws and regulations. ALG’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

(d)  Financial Information About Geographic Areas

The amounts of net revenues and long-lived assets attributable to each of Altria Group, Inc.’s geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 15.

Subsidiaries of ALG export tobacco and tobacco-related products, coffee products, grocery products, cheese and processed meats. In 2006, net revenues from all exports from the United States by these subsidiaries amounted to approximately $4 billion.

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

It is possible that Altria Group, Inc.’s consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes the litigation environment has substantially improved. ALG and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts against it. All such cases are, and will continue to be, vigorously defended. However, ALG and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of ALG’s stockholders to do so. Please see Note 19 for a discussion of pending tobacco-related litigation.

*	This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among ALG and its various operating subsidiaries or when any distinction is clear from the context.

Corporate Restructuring.  On January 31, 2007, the Board of Directors of ALG authorized the distribution of all Kraft shares owned by ALG to ALG’s shareholders. The distribution will be made on March 30, 2007 to ALG shareholders of record as of 5:00 p.m. Eastern Time on March 16, 2007. It is possible that an action may be brought seeking to enjoin the spin-off. Any such injunction would have to be based on a finding that Altria is insolvent or would be insolvent after giving effect to the spin-off or intends to delay, hinder or defraud creditors. In the event the spin-off is challenged, ALG will defend such action vigorously, including by prosecuting any necessary appeals. Although litigation is subject to uncertainty, management believes that Altria should ultimately prevail against any such action.

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

Increased Competition in the Domestic Tobacco Market.  Settlements of certain tobacco litigation in the United States have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain domestic and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and increased imports of foreign lowest priced brands.

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

PM USA and PMI have adjacency growth strategies involving potential moves into complementary tobacco or tobacco-related products or processes. We cannot guarantee that these strategies or any products introduced in connection with these strategies, will be successful.

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

Food Safety, Quality and Health Concerns.  We could be adversely affected if consumers in Kraft’s principal markets lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying Kraft’s products or cause production and delivery disruptions. Recent publicity concerning the health implications of obesity and trans- fatty acids could also reduce consumption of certain of Kraft’s products. In addition, Kraft may need to recall some of its products if they become adulterated or misbranded. Kraft may also be liable if the consumption of any of its products causes injury. A widespread product recall or a significant product liability judgment could cause products to be unavailable for a period of time and a loss of consumer confidence in Kraft’s food products and could have a material adverse effect on Kraft’s business and results.

Asset Impairment.  We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. This calculation may be affected by the market conditions noted above, as well as interest rates and general economic conditions. If impairment is determined to exist, we will incur impairment losses, which will reduce our earnings.

IRS Challenges to PMCC Leases.  The IRS concluded its examination of ALG’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding these leveraged lease transactions and contest approximately $150 million of tax and net interest assessed and paid with regard to them. The IRS may in the future challenge and disallow more of PMCC’s leveraged leases based on recent Revenue Rulings, a recent IRS Notice and subsequent case law addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out

(“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through litigation. In this regard, on October 16, 2006, PMCC filed a complaint in the U.S. District Court for the Southern District of New York to claim refunds for a portion of these tax payments and associated interest and intends to file complaints for the remainder. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. PMCC considered this matter in its adoption of FIN 48 and FASB Staff Position No. FAS 13-2.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Tobacco Products

PM USA owns and operates six tobacco manufacturing and processing facilities – five in the Richmond, Virginia area and one in Cabarrus County, North Carolina. In April 2005, PM USA announced the construction of a research and technology center in Richmond, Virginia, which is estimated to cost $350 million. When completed in 2007, the facility will nearly double PM USA’s research space and will house more than 500 scientists, engineers and support staff.

Subsidiaries and affiliates of PMI own, lease or have an interest in 71 cigarette or component manufacturing facilities in 34 countries outside the United States, including cigarette manufacturing facilities in Bergen Op Zoom, the Netherlands; Berlin, Germany; and St. Petersburg, Russia. In 2006, PMI continued to invest in and expand its international manufacturing base, including making significant investments in facilities located in Germany, Russia, Greece, Serbia, Ukraine and Australia, as well as a research facility in Switzerland.

Food Products

Kraft has 159 manufacturing and processing facilities, 54 of which are located in the United States. Kraft owns 154 and leases 5 of these facilities. Outside the United States, Kraft has 105 manufacturing and processing facilities located in 42 countries. In addition, Kraft has 327 distribution centers and depots, of which 31 are located outside the United States. Kraft owns 47 distribution centers and depots, with the remainder being leased.

In January 2004, Kraft announced a three-year restructuring program and in January 2006, it announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in the closure of up to 40 facilities. In 2006, Kraft announced the closing of 8 plants, for a total of 27 since the commencement of the restructuring program in January 2004.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of February 15, 2007, December 31, 2005 and December 31, 2004, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of February 15, 2007	Number of Cases Pending as of December 31, 2005	Number of Cases Pending as of December 31, 2004	Page References
Individual Smoking and Health Cases (1)	189	228	222	30
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	10	9	9	30 - 31
Health Care Cost Recovery Actions	5	4	10	31 - 37
Lights/Ultra Lights Class Actions	20	24	21	37 - 39
Tobacco Price Cases	2	2	2	39
Cigarette Contraband Cases	0	0	2	39 - 40
Asbestos Contribution Cases	0	1	1	-

(1)	Does not include 2,624 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA.

(2)	Includes as one case the aggregated claims of 928 individuals (of which 583 individuals have claims against PM USA) that are proposed to be tried in a single proceeding in West Virginia. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 130 individual smoking and health cases as of February 15, 2007 (Argentina (56), Australia (2), Brazil (56), Chile (6), Costa Rica (1), France (1), Italy (5), the Philippines (1), Poland (1) and Scotland (1), compared with approximately 132 such cases on December 31, 2005, and approximately 121 such cases on December 31, 2004. In addition, in Italy, 17 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case, and three cases are pending in Finland and one in Israel against defendants that are indemnitees of a subsidiary of PMI.

In addition, as of February 15, 2007, there were two smoking and health putative class actions pending outside the United States against PMI in Brazil (1) and Israel (1) compared with three such cases on December 31, 2005, and three such cases on December 31, 2004. Three health care cost recovery actions are pending in Israel (1), Canada (1) and France (1), against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel.

Pending and Upcoming Trials

As of December 31, 2006, six individual smoking and health cases against PM USA are scheduled for trial in 2007. Trial in an individual smoking and health case in California (Whiteley) began on January 22, 2007. Cases against other tobacco companies are also scheduled for trial through the end of 2007. Trial dates are subject to change.

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

Of the 17 cases in which verdicts were returned in favor of plaintiffs, eight have reached final resolution. A verdict against defendants in a health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported Lights class action in Illinois has been reversed and the case has been dismissed with prejudice. After exhausting all appeals, PM USA has paid six judgments totaling $71,476,238, and interest totaling $33,799,281.

The chart below lists the verdicts and post-trial developments in 12 cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 2006	District of Columbia/ United States of America	Health Care Cost Recovery	Finding that defendants, including ALG and PM USA, violated the civil provisions of the Racketeer Influenced and Corrupt Organizations Act (RICO). No monetary damages assessed, but court made specific findings and issued injunctions. See Federal Government’s Lawsuit, below.	Defendants filed notices of appeal to the United States Court of Appeals in September and the Department of Justice filed its notice of appeal in October. In October 2006, a three-judge panel of the Court of Appeals stayed implementation of the trial court’s remedies order pending its review of the decision. See Federal Government’s Lawsuit, below.

March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	PM USA’s appeal is pending.

October 2004	Florida/ Arnitz	Individual Smoking and Health	$240,000 against PM USA.	In July 2006, the Florida District Court of Appeals affirmed the verdict. In September 2006, the appellate court denied PM USA’s motion for rehearing. PM USA then filed a motion to stay the issuance of the mandate with the appellate court. In October 2006, the appellate court denied this motion and the mandate was issued. PM USA has paid $1.1 million in judgment, interest, costs and attorneys’ fees. In December 2006, the Florida Supreme Court rejected PM USA’s petition for discretionary review.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the state trial court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of February 15, 2007, the amount of prejudgment interest was approximately $444 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, appealed. On February 7, 2007, the Louisiana Court of Appeal upheld the class certification and finding of liability, but reduced the judgment by $312 million and vacated the award of prejudgment interest. See Scott Class Action below.

November 2003	Missouri/ Thompson	Individual Smoking and Health	$2.1 million in compensatory damages against all defendants, including $837,403 against PM USA.	In August 2006, a Missouri appellate court denied PM USA’s appeal. In September 2006, the appellate court rejected defendants’ motion to transfer the case to the Missouri Supreme Court. In October 2006, defendants filed an application for transfer to the Missouri Supreme Court, which was denied in December 2006. In January 2007, PM USA paid $1.1 million in judgment and interest to the plaintiff.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2003	Illinois/ Price	Lights/ Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions to dismiss the case against PM USA. In May 2006, the Illinois Supreme Court rejected the plaintiffs’ motion for rehearing. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and in December 2006, the trial court dismissed the case with prejudice. Plaintiffs have filed a motion to vacate the final judgment, which PM USA has opposed. See the discussion of the Price case under the heading “Lights/Ultra Lights Cases.”

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damage award. See discussion (1) below of recent action by the California Supreme Court.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. In January 2007, defendants petitioned the trial court to set aside the jury’s verdict and dismiss plaintiffs’ punitive damages claim. If a judgment is entered in this case, PM USA intends to appeal.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the Court of Appeals’ decision reversing and remanding the case for a new trial on punitive damages. In October 2006, the Oregon Supreme Court announced that it would hold this petition in abeyance until the United States Supreme Court decides the Williams case discussed below.

July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the state trial court and instructed the trial court to order the decertification of the class. In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, that certain Phase I trial court findings be allowed to stand as against the defendants in individual actions that individual former class members may bring within one year of the issuance of the mandate, compensatory damage awards totaling approximately $6.9 million to two individual class members

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
be reinstated and that a third former class member’s claim was barred by the statute of limitations. In December 2006, the Florida Supreme Court denied all motions by the parties for rehearing but issued a revised opinion. In January, 2007, the Florida Supreme Court issued the mandate from its revised December opinion and defendants filed a motion with the Florida Third District Court of Appeal requesting the court’s review of legal errors previously raised but not ruled upon. This motion was denied on February 21, 2007. PM USA intends to seek further appellate review. See “Engle Class Action” below.

March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiff’s negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims. In May 2006, plaintiff filed an amended consolidated complaint. In September 2006, the trial court granted plaintiff’s motion for a preferential trial date and trial began on January 22, 2007.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion (2) below.

(1)	Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damage award and granted PM USA’s petition for review challenging the punitive damage award. The court granted review of the case on a “grant and hold” basis under which further action by the court is deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case described below.

(2)	Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling, and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $20 million in interest charges related to this case. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. On February 20, 2007, the United States Supreme Court vacated the $79.5 million punitive damages award in holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision.

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

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle case, as of December 31, 2006, PM USA has posted various forms of security totaling approximately $194 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the December 31, 2006 and December 31, 2005 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review.

In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, and that members of the decertified class could file individual actions against defendants within one year of issuance of the mandate. The court further declared the following Phase I findings are entitled to res judicata effect in such individual actions brought within one year of the issuance of the mandate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants’ cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that all defendants agreed to misrepresent information regarding the health effects or addictive nature of cigarettes with the intention of causing the public to rely on this information to their detriment; (vi) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vii) that all defendants sold or supplied cigarettes that were defective; and (viii) that all defendants were negligent. The court also reinstated compensatory damage awards totaling approximately $6.9 million to two individual plaintiffs and found that a third plaintiff’s claim was barred by the statute of limitations. It is too early to predict how many members of the decertified class will file individual claims in the prescribed time period.

In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including the ruling (described above) that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asked, among other things, that legal errors that were raised but not expressly ruled upon in the Third District Court of Appeal or in the Florida Supreme Court now be addressed. Plaintiffs also filed a motion for rehearing in August 2006 seeking clarification of the applicability of the statute of limitations to non-members of the decertified class. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it revised the set of Phase I findings entitled to res judicata effect by excluding finding (v) listed above (relating to agreement to misrepresent information), and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations of fact made by defendants. On January 11, 2007, the Florida Supreme Court issued the mandate from its revised opinion. On January 12, 2007, defendants filed a motion with the Florida Third District Court of Appeal requesting that the court address legal errors that were previously raised by defendants but have not yet been addressed either by the Third District or by the Florida Supreme Court. On February 21, 2007, the Third District Court of Appeal denied defendants’ motion. Defendants intend to seek further appellate review.

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

In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. As of February 15, 2007, the amount of prejudgment interest was approximately $444 million. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”) fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.

In February 2007, the Louisiana Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages that comprised the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. Defendants intend to seek further appellate review.

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

In January 2006, plaintiffs brought a putative class action (Caronia) in the United States District Court for the Eastern District of New York on behalf of New York residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under examination by a physician for suspected lung cancer. Plaintiffs seek the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer.

Espinosa Class Action

In December 2006, plaintiffs brought this putative class action against PM USA and other defendants in the Circuit Court of Cook County, Illinois on behalf of individuals from throughout Illinois and/or the United States who purchased cigarettes manufactured by certain defendants from 1996 through the date of any judgment in plaintiffs’ favor. Excluded from the purported class are any individuals who allege personal injury or health care costs. The complaint alleges, among other things, that defendants were negligent and violated the Illinois consumer fraud statute by certain defendants’ steadily and purposefully increasing the nicotine level and absorption of their cigarettes into the human body, including in brands most popular with young people and minorities. On January 12, 2007, PM USA removed the case to the United States District Court for the Northern District of Illinois.

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

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare As Secondary Payer statute to recover from defendants Medicare expenditures allegedly incurred for the treatment of smoking-related diseases. Cases brought in New York (Mason), Florida (Glover) and Massachusetts (United Seniors Association) have been dismissed by federal courts, and plaintiffs’ appeal in United Seniors Association is pending.

A number of foreign governmental entities have filed health care cost recovery actions in the United States. Such suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. All of these 36 cases have been dismissed. On February 23, 2007, the Delaware Supreme Court affirmed the dismissal of the two remaining cases on appeal (brought by the Republic of Panama and the Brazilian State of São Paulo). In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, PMI and certain PMI subsidiaries in Israel (1), the Marshall Islands (1 dismissed), Canada (1), and France (1 dismissed, but subject to possible further appeal), and other entities have stated that they are considering filing such actions. In September 2005, in the case in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case which had previously been dismissed by the trial court was permitted to proceed. PM USA and other defendants’ challenge to the British Columbian court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and defendants have sought leave to appeal the issue to the Supreme Court of Canada. Several other provinces in Canada have enacted similar legislation.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by

Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts (excluding future annual payments under the National Tobacco Grower Settlement Trust discussed below), subject to adjustments for several factors, including inflation, market share and industry volume: 2007, $8.4 billion and thereafter, $9.4 billion each year. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

Possible Adjustments in MSA Payments for 2003 and 2004

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (“OPMs”), are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA-participating manufacturers to the states and territories that are parties to the MSA for the years 2003 and 2004. The proceedings are based on the collective loss of market share in each of 2003 and 2004 by all manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

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

In March of 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. On February 12, 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that have not filed declaratory judgment actions.

The issue of what forum will determine the states’ diligent enforcement claims, and the availability and the precise amount of any NPM Adjustment for either 2003 or 2004 will not be finally determined until late 2007 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment, the adjustment would likely be applied as a credit against future MSA payments and would be allocated among the OPMs pursuant to the MSA’s provisions for allocation of the NPM Adjustment among the OPMs.

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

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out, which is estimated at approximately $9.5 billion, is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments offset already scheduled payments to the NTGST. FETRA also obligated manufacturers and importers of tobacco products to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. ALG does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2007 and beyond.

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

Several actions are currently pending challenging the legality of various provisions of the MSA under various theories. Neither ALG nor PM USA is a party in these actions. There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust and constitutional law. The United States Court of Appeals for the Second Circuit has held that plaintiffs have stated a claim for relief on antitrust grounds. In September 2004, the trial court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes on the grounds that the plaintiffs were unlikely to prove their allegations, but the court issued a preliminary injunction against an amendment repealing the “allocable share” provision of the New York Escrow Statute pending further discovery. The parties’ motions for summary judgment are pending. Additionally, in a separate proceeding pending in New York federal court, plaintiffs seek to enjoin the statutes enacted by New York and 30 other states in connection with the MSA on the grounds that the statutes violate the federal antitrust laws and the Commerce Clause of the United States Constitution. In September 2005, the United States Court of Appeals for the Second Circuit held that plaintiffs have stated a claim for relief and that the New York federal court had jurisdiction over the 30 defendant Attorneys General from states other than New York and, in October 2006, the United States Supreme Court denied the Attorneys Generals’ petition for writ of certiorari. In May 2006, the district court denied plaintiffs’ motion for an injunction against enforcement of the Escrow Statute’s “complementary legislation” based on an inability to prove the facts alleged. Plaintiffs have appealed. In March 2006, the United States Court of Appeals for the Fifth Circuit reversed a Louisiana trial court’s dismissal of federal constitutional challenges to certain provisions of the MSA. As a result, the case will proceed to trial in federal court beginning in June 2007. Similar lawsuits are pending in other states on similar antitrust, Commerce Clause and/or other constitutional theories, including Arkansas, Kansas, Louisiana, Oklahoma and Tennessee. A similar proceeding has been brought under the provisions of the North American Free Trade Agreement in the United Nations. The United States Court of Appeals for the Sixth Circuit recently affirmed the dismissal of an action in Kentucky. Plaintiff in that case has petitioned the United States Court of Appeals for the Sixth Circuit for rehearing en banc. In addition, appeals of cases raising similar constitutional and antitrust challenges to the MSA are currently pending before the United States Court of Appeals for the Second, Sixth and Tenth Circuits.

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

The court did not impose monetary penalties on the defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe a cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to insure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission, for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government’s costs in bringing the action.

In September 2006, defendants filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. In September 2006, the trial court denied defendants’ motion to stay the judgment pending defendants’ appeals, and defendants then filed an emergency motion with the Court of Appeals to stay enforcement of the judgment pending their appeals. In October, the government filed a notice of appeal to the Court of Appeals. In October 2006, a three-judge panel of the United States Court of Appeals granted defendants’ motion and stayed the trial court’s judgment pending its review of the decision. Certain defendants, including PM USA and ALG, have filed a motion to clarify the trial court’s August 2006 Final Judgment and Remedial Order.

Lights/Ultra Lights Cases

Overview

Plaintiffs in these class actions (some of which have not been certified as such), allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act and implied preemption by the policies and directives of the Federal Trade Commission, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty cases are pending in Arkansas (2), Delaware (1), Florida (1), Illinois (1), Kansas (1), Louisiana (1), Maine (1), Massachusetts (1), Minnesota (1), Missouri (1), New Hampshire (1), New Mexico (1), New Jersey (1), New York (1), Oregon (1), Tennessee (1), Washington (1), and West Virginia (2). In addition, there are two cases pending in Israel. Other entities have stated that they are considering filing such actions against ALG, PMI, and PM USA.

To date, trial courts in Arizona, Oregon and Washington have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in two cases, the United States Court of Appeals for the Fifth Circuit has dismissed a purported Lights class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the Federal Cigarette Labeling & Advertising Act and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case, which is discussed below. Intermediate appellate courts in Oregon and Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. Plaintiffs in the Oregon case failed to appeal by the deadline for doing so. Plaintiffs in the case in Washington have sought further review. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has ordered briefing on why its Engle opinion should not control the decision in that case.

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Craft) and New York (Schwab). In addition, the United States Supreme Court has granted plaintiffs’ petition for writ of certiorari on the issue of the appropriate venue in a purported Lights class action brought in Arkansas (Watson). PM USA has appealed or otherwise challenged these class certification orders. Developments in these cases include:

•

Aspinall:    In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In April 2006, plaintiffs filed a motion to redefine the class to include all persons who after November 25, 1994 purchased packs or cartons of Marlboro Lights cigarettes in Massachusetts that displayed the legend “Lower Tar & Nicotine” (the original class definition did not include a reference to lower tar and nicotine). In August 2006, the trial court denied PM USA’s motion for summary judgment based on the state consumer protection statutory exemption and federal preemption. On motion of the parties, the trial court has subsequently reported its decision to deny summary judgment to the appeals court for review and the trial court proceedings are stayed pending completion of the appellate review.

•

Curtis:    In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a Lights case to federal court based on the federal officer jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiffs’ motion to remand the case to state court. The case is now pending in federal court. The case has been stayed pending the outcome of Dahl v. R. J. Reynolds Tobacco Co., which was argued before the United States Court of Appeals for the Eighth Circuit in December 2006.

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

•

Schwab:    In September 2005, the trial court granted in part defendants’ motion for partial summary judgment dismissing plaintiffs’ claims for equitable relief and denied a number of plaintiffs’ motions for summary judgment. In November 2005, the trial court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. In September 2006, the trial court denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled “light” or “lights” from the first date defendants began selling such cigarettes until the date trial commences. The court also declined to certify the order for interlocutory appeal, declined to stay the case and ordered jury selection to begin in January 2007, with trial scheduled to begin immediately after the jury is impaneled. In October 2006, a single judge of the United States Court of Appeals for the Second Circuit granted PM USA’s petition for a temporary stay of pre-trial and trial proceedings pending disposition of the petitions for stay and interlocutory review by a three-judge panel of the Court of Appeals. In November 2006, the Second Circuit granted interlocutory review of the trial court’s class certification order and stayed the case before the trial court pending the appeal.

In addition to these cases, in December 2005, in the Miner case pending in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. In December 2005, defendants filed a motion to stay plaintiffs’ motion for class certification until the court ruled on PM USA’s motion to transfer venue to the United States District Court for the Eastern District of Arkansas. This motion was granted in January 2006. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in the Watson case. In January 2007, the United States Supreme Court granted the petition for writ of certiorari. In addition, plaintiffs’ motions for class certification are pending in cases in Kansas, New Jersey, New Mexico and Tennessee.

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of ALG.) The judge’s order also required PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal on the note, which are due in April 2008, 2009 and 2010. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions that the case be dismissed. In May 2006, the Illinois Supreme Court denied plaintiffs’ motion for rehearing. In June 2006, the Illinois Supreme Court ordered the return to PM USA of approximately $2.2 billion being held in escrow to secure the appeal bond in the case and terminated PM USA’s obligations to pay administrative fees to the Madison County Clerk. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and in December 2006 the Circuit Court of Madison County entered final judgment in favor of PM USA and dismissed the case with prejudice. In December 2006, the pre-existing 7.0%, $6 billion long-term note from ALG to PM USA that was in escrow pending the outcome of plaintiffs’ petition for writ of certiorari to the United States Supreme Court was returned to PM USA. Plaintiffs have filed a motion to vacate or withdraw the Price decision based upon the United States Supreme Court’s grant of the petition for writ of certiorari in the Watson case discussed above. PM USA has filed its opposition to this motion.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases:  As of December 31, 2006, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA and PMI, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. Plaintiffs in the New Mexico case have appealed.

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

Cases Under the California Business and Professions Code:  In June 1997 and July 1998, two suits (Brown and Daniels) were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases (Daniels), and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. In September 2004, the trial court in the other case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law, which, in two July 2006 opinions, the California Supreme Court ruled applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class in Brown. In November 2006, the California Supreme Court accepted review of the appellate court’s decision.

In May 2004, a lawsuit (Gurevitch) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2005, defendants’ motion to dismiss was granted; however, plaintiffs’ motion for leave to amend the complaint was also granted, and plaintiffs filed an amended complaint in September 2005. In October 2005, the court stayed this action pending the California Supreme Court’s rulings on two cases not involving PM USA. In July 2006, the California Supreme Court issued rulings in the two cases and held that a recent change in California law known as Proposition 64, which limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations, properly applies to pending cases. In September 2006, the stay was lifted and defendants filed their demurrer to plaintiffs’ amended complaint.

Certain Other Actions

IRS Challenges to PMCC Leases:  The IRS concluded its examination of ALG’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding these leveraged lease transactions and contest approximately $150 million of tax and net interest assessed and paid with regard to them. The IRS may in the future challenge and disallow more of PMCC’s leveraged leases based on recent Revenue Rulings, a recent IRS Notice and subsequent case law addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through litigation. In this regard, on October 16, 2006, PMCC filed a complaint in the U.S. District Court for the Southern District of New York to claim refunds for a portion of these tax payments and associated interest and intends to file complaints for the remainder. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. PMCC considered this matter in its adoption of FASB Interpretation No. 48 and FASB Staff Position No. FAS 13-2.

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

Third-Party Guarantees

At December 31, 2006, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes, and acquisition and divestiture activities, approximated $305 million, of which $286 million have no specified expiration dates. The remainder expire through 2023, with $1 million expiring during 2007. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $38 million on its consolidated balance sheet at December 31, 2006, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ALG’s share repurchase activity for each of the three months ended December 31, 2006, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2006 – October 31, 2006	-	$-	-	-

November 1, 2006 – November 30, 2006	28,935	$81.20	-	-

December 1, 2006 – December 31, 2006	6,953	$84.69	-	-

For the Quarter Ended December 31, 2006	35,888	$81.87

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who vested in restricted stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

The principal stock exchange, on which Altria Group, Inc.’s common stock (par value $0.33 1/3 per share) is listed, is the New York Stock Exchange. At January 31, 2007, there were approximately 104,600 holders of record of Altria Group, Inc.’s common stock.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on pages 85 to 86 of the 2006 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2002-2006 appearing under the caption “Selected Financial Data” on page 45 of the 2006 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) on pages 18 to 44 of the 2006 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned “Market Risk” and “Value at Risk” on pages 41 to 42 of the 2006 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2006 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on pages 85 to 86 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

(b)	Changes in Internal Control Over Financial Reporting

Altria Group, Inc.’s management evaluated, with the participation of ALG’s Chief Executive Officer and Chief Financial Officer, any change in Altria Group, Inc.’s internal control over financial reporting and determined that there has been no change in Altria Group, Inc.’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Altria Group, Inc.’s internal control over financial reporting. However, as noted within Item 4 of Altria Group, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2006, Kraft entered into a seven-year agreement in April 2006 to receive information technology services from Electronic Data Systems (“EDS”). Pursuant to this agreement, Kraft began to transition certain of its processes and procedures into the EDS control environment during the quarter ended September 30, 2006. As Kraft migrates to the EDS environment, its management ensures that key controls of Kraft are mapped to applicable EDS controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from EDS. Kraft expects this transition period to continue for three years. In addition, as also noted within Item 4 of Altria Group, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2006, PMI has begun a process of centralizing the functions of transaction processing, purchasing and factory maintenance. As PMI migrates to this new environment, its management takes appropriate actions to ensure the continuity of key controls, and the transitions are reviewed as part of its testing of internal controls as they relate to the reliability of financial reporting and the preparation and fair presentation of Altria Group, Inc.’s consolidated financial statements.

See Exhibit 13 for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm containing an attestation thereto.

Item 9B. Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to ALG’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 26, 2007 that will be filed with the SEC on or about March 16, 2007 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 28, 2007:

Name	Office	Age
André Calantzopoulos	President and Chief Executive Officer of Philip Morris International Inc.	50
Louis C. Camilleri	Chairman of the Board and Chief Executive Officer	52
Nancy J. De Lisi	Senior Vice President, Mergers and Acquisitions	56
Dinyar S. Devitre	Senior Vice President and Chief Financial Officer	59
Amy J. Engel	Vice President and Treasurer	50
David I. Greenberg	Senior Vice President and Chief Compliance Officer	52
G. Penn Holsenbeck	Vice President, Associate General Counsel and Corporate Secretary	60
Steven C. Parrish	Senior Vice President, Corporate Affairs	56
Irene B. Rosenfeld	Chief Executive Officer of Kraft Foods Inc.	53
Walter V. Smith	Vice President, Taxes	63
Michael E. Szymanczyk	Chairman and Chief Executive Officer of Philip Morris USA Inc.	58
Joseph A. Tiesi	Vice President and Controller	48
Charles R. Wall	Senior Vice President and General Counsel	61

With the exception of Dinyar S. Devitre and Irene B. Rosenfeld, all of the above-mentioned officers have been employed by Altria Group, Inc. in various capacities during the past five years. Dinyar S. Devitre was appointed Senior Vice President and Chief Financial Officer effective April 25, 2002. From April 2001 to March 2002, he was a private business consultant. From January 1998 to March 2001, Mr. Devitre was Executive Vice President at Citigroup Inc. in Europe. Prior to 1998, Mr. Devitre had been employed by ALG or its subsidiaries in various capacities since 1970. Irene B. Rosenfeld was appointed Chief Executive Officer of Kraft Foods Inc. effective June 26, 2006. From September 2004 to June 2006, Ms. Rosenfeld was Chairman and Chief Executive Officer of Frito-Lay, a division of PepsiCo. Prior to joining Frito-Lay in 2004, Ms. Rosenfeld spent more than 20 years at Kraft, holding a number of key management positions, including President of Kraft’s North American business.

Codes of Conduct and Corporate Governance

ALG has adopted the Altria Code of Conduct for Compliance and Integrity, which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Conduct applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. ALG has also adopted a code of business conduct and ethics that applies to the members of its Board of Directors. These documents are available free of charge on ALG’s website at www.altria.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017.

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

On May 30, 2006, the Company filed its Annual CEO Certification as required by Section 303A.12 of the New York Stock Exchange Listed Company Manual.

The information on ALG’s website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings made with the SEC.

Item 11.	Executive Compensation.

Refer to “Compensation Committee Matters” and “Compensation of Directors” sections of the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under ALG’s equity compensation plans at December 31, 2006, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Restricted Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	42,613,812	$43.05	46,875,030

Refer to “Ownership of Equity Securities” section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	2006 Annual Report Page
Data incorporated by reference to Altria Group, Inc.’s 2006 Annual Report:
Consolidated Balance Sheets at December 31, 2006 and 2005	-	46-47
Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004	-	48
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	-	49
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	-	50-51
Notes to Consolidated Financial Statements	-	52-86
Report of Independent Registered Public Accounting Firm	-	87
Report of Management on Internal Control Over Financial Reporting		88
Data submitted herewith:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1	-
Financial Statement Schedule – Valuation and Qualifying Accounts	S-2	-

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

3.1	—	Articles of Amendment to the Restated Articles of Incorporation of ALG and Restated Articles of Incorporation of ALG.(22)

3.2	—	By-Laws, as amended, of ALG.(23)

4.1	—	Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank, Trustee.(1)

4.2	—	First Supplemental Indenture dated as of February 1, 1991, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank), Trustee.(2)

4.3	—	Second Supplemental Indenture dated as of January 21, 1992, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank), Trustee.(3)

4.4	—	Indenture dated as of December 2, 1996, between ALG and JPMorgan Chase Bank, Trustee.(4)

4.5	—	Indenture dated as of October 17, 2001, between Kraft Foods Inc. and JPMorgan Chase Bank, Trustee.(19)

4.6	—	5-Year Revolving Credit Agreement dated as of April 15, 2005 among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A. as Administrative Agents, Credit Suisse First Boston, Cayman Islands Branch and Deutsche Bank Securities Inc. as Syndication Agents and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC as Arrangers and Documentation Agents.(30)

4.7	—	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	—	Financial Counseling Program.(5)

10.2	—	Benefit Equalization Plan, as amended.(6)

10.3	—	Form of Employee Grantor Trust Enrollment Agreement.(7)

10.4	—	Form of Supplemental Employee Grantor Trust Enrollment Agreement.(33)

10.5	—	Automobile Policy.(5)

10.6	—	Form of Employment Agreement between ALG and its certain officers.(8)

10.7	—	Supplemental Management Employees’ Retirement Plan of ALG, as amended.(5)

10.8	—	1992 Incentive Compensation and Stock Option Plan.(5)

10.9	—	Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996.(7)

10.10	—	Form of Executive Master Trust between ALG, JPMorgan Chase Bank and Handy Associates.(8)

10.11	—	1997 Performance Incentive Plan.(10)

10.12	—	Long-Term Disability Benefit Equalization Plan, as amended.(5)

10.13	—	Survivor Income Benefit Equalization Plan, as amended.(5)

10.14	—	2000 Performance Incentive Plan.(17)

10.15	—	2000 Stock Compensation Plan for Non-Employee Directors, as amended.(22)

10.16	—	2005 Performance Incentive Plan.(28)

10.17	—	2005 Stock Compensation Plan for Non-Employee Directors.(28)

10.18	—	Comprehensive Settlement Agreement and Release dated October 17, 1997, related to settlement of Mississippi health care cost recovery action.(5)

10.19	—	Settlement Agreement dated August 25, 1997, related to settlement of Florida health care cost recovery action.(11)

10.20	—	Comprehensive Settlement Agreement and Release dated January 16, 1998, related to settlement of Texas health care cost recovery action.(12)

10.21	—	Settlement Agreement and Stipulation for Entry of Judgment, dated May 8, 1998, regarding the claims of the State of Minnesota.(13)

10.22	—	Settlement Agreement and Release, dated May 8, 1998, regarding the claims of Blue Cross and Blue Shield of Minnesota.(13)

10.23	—	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the Mississippi health care cost recovery action.(14)

10.24	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action.(14)

10.25	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action.(15)

10.26	—	Master Settlement Agreement relating to state health care cost recovery and other claims.(16)

10.27	—	Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters.(18)

10.28	—	Agreement among ALG, PM USA and Michael E. Szymanczyk.(20)

10.29	—	Offer of Employment Letter between Kraft Foods Inc. and Irene B. Rosenfeld entered into as of June 24, 2006.

10.30	—	Anti-Contraband and Anti-Counterfeit Agreement and General Release dated July 9, 2004 and Appendixes.(25)

10.31	—	Form of Restricted Stock Agreement.(26)

10.32	—	Description of Agreement with Louis C. Camilleri.(27)

10.33	—	364-Day Revolving Credit Agreement dated as of March 31, 2006 among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A. as Administrative Agents, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. as Syndication Agents and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Loan Finance LLC as Arrangers and Documentation Agents.(24)

10.34	—	Credit Agreement relating to a EUR 2,000,000,000 5-Year Revolving Credit Facility (including a EUR 1,000,000,000 swingline option) and a EUR 2,500,000,000 3-Year Term Loan Facility dated as of 12 May 2005 among Philip Morris International Inc. and the Initial Lenders named therein and Citibank International plc as Facility Agent and Swingline Agent, Citigroup Global Markets Limited, Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank Securities Inc. and J.P. Morgan plc as Mandated Lead Arrangers and Bookrunners and ABN AMRO Bank N.V., HSBC Bank plc and Société Genéralé as Mandated Lead Arrangers.(29)

10.35	—	Form of Deferred Stock Agreement.(33)

10.36	—	Separation Agreement and General Release dated as of August 31, 2006 between Kraft Foods Inc. and Roger K. Deromedi.(31)

10.37	—	Form of Indemnity Agreement.(32)

10.38	—	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A).

10.39	—	Description of Participation by Dinyar S. Devitre in the International Management Benefit Program Retirement Plan.

10.40	—	Designation of Participant Under the Supplemental Management Employees’ Retirement Plan (Dinyar S. Devitre), dated May 18, 2004.

12	—	Statements re: computation of ratios.

13	—	Pages 17 to 88 of the 2006 Annual Report, but only to the extent set forth in Items 1, 3, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2006 Annual Report is not to be deemed “filed” as part of this Report.

21	—	Subsidiaries of ALG.

23	—	Consent of independent registered public accounting firm.

24	—	Powers of attorney.

31.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Certain Litigation Matters and Recent Developments.

99.2	—	Trial Schedule.

(1)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990 (File No. 1-08940).

(2)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991 (File No. 1-08940).

(3)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992 (File No. 1-08940).

(4)	Incorporated by reference to ALG’s Registration Statement on Form S-3/A (No. 333-35143) dated January 29, 1998 (File No. 1-08940).

(5)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

(6)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-08940).

(7)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).

(8)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-08940).

(9)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-08940).

(10)	Incorporated by reference to ALG’s proxy statement dated March 10, 1997 (File No. 1-08940).

(11)	Incorporated by reference to ALG’s Current Report on Form 8-K dated September 3, 1997 (File No. 1-08940).

(12)	Incorporated by reference to ALG’s Current Report on Form 8-K dated January 28, 1998 (File No. 1-08940).

(13)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

(14)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

(15)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-08940).

(16)	Incorporated by reference to ALG’s Current Report on Form 8-K dated November 25, 1998, as amended by Form 8-K/A dated December 24, 1998 (File No. 1-08940).

(17)	Incorporated by reference to ALG’s proxy statement dated March 10, 2000 (File No. 1-08940).

(18)	Incorporated by reference to ALG’s Current Report on Form 8-K dated May 8, 2001 (File No. 1-08940).

(19)	Incorporated by reference to Kraft Foods Inc.’s Registration Statement on Form S-3 (No. 333-67770) dated August 16, 2001.

(20)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(21)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(22)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2002.

(23)	Incorporated by reference to ALG’s Current Report on Form 8-K dated May 1, 2006.

(24)	Incorporated by reference to ALG’s Current Report on Form 8-K dated March 31, 2006.

(25)	Incorporated by reference to ALG’s Current Report on Form 8-K dated July 9, 2004 (portions of which have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

(26)	Incorporated by reference to ALG’s Current Report on Form 8-K dated January 27, 2006.

(27)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-08940).

(28)	Incorporated by reference to ALG’s proxy statement dated March 14, 2005 (File No. 1-08940).

(29)	Incorporated by reference to ALG’s Current Report on Form 8-K dated May 18, 2005.

(30)	Incorporated by reference to ALG’s Current Report on Form 8-K dated April 20, 2005.

(31)	Incorporated by reference to ALG’s Current Report on Form 8-K dated September 7, 2006.

(32)	Incorporated by reference to ALG’s Current Report on Form 8-K dated October 25, 2006.

(33)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/S/ LOUIS C. CAMILLERI
(Louis C. Camilleri Chairman of the Board and Chief Executive Officer)

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ LOUIS C. CAMILLERI (Louis C. Camilleri)	Director, Chairman of the Board and Chief Executive Officer	March 1, 2007

/S/ DINYAR S. DEVITRE (Dinyar S. Devitre)	Senior Vice President and Chief Financial Officer	March 1, 2007

/S/ JOSEPH A. TIESI (Joseph A. Tiesi)	Vice President and Controller	March 1, 2007

*ELIZABETH E. BAILEY, HAROLD BROWN, MATHIS CABIALLAVETTA, J. DUDLEY FISHBURN, ROBERT E. R. HUNTLEY, THOMAS W. JONES, GEORGE MUÑOZ, LUCIO A. NOTO, STEPHEN M. WOLF	Directors

*By:	/S/ LOUIS C. CAMILLERI (Louis C. Camilleri Attorney-in-fact)	March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

ALTRIA GROUP, INC.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 5, 2007 appearing in the 2006 Annual Report to Shareholders of Altria Group, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 5, 2007

S-1

ALTRIA GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2006:
CONSUMER PRODUCTS:
Allowance for discounts	$12	$518	$-	$523	$7
Allowance for doubtful accounts	127	19	4	26	124
Allowance for returned goods	2	1	-	2	1
Allowance for deferred taxes	135	3	1	39	100

	$276	$541	$5	$590	$232

FINANCIAL SERVICES:
Allowance for losses	$596	$103	$-	$219	$480

2005:
CONSUMER PRODUCTS:
Allowance for discounts	$12	$559	$1	$560	$12
Allowance for doubtful accounts	155	14	(15)	27	127
Allowance for returned goods	14	(6)	-	6	2
Allowance for deferred taxes	115	21	5	6	135

	$296	$588	$(9)	$599	$276

FINANCIAL SERVICES:
Allowance for losses	$497	$200	$-	$101	$596

2004:
CONSUMER PRODUCTS:
Allowance for discounts	$14	$563	$-	$565	$12
Allowance for doubtful accounts	150	29	8	32	155
Allowance for returned goods	21	14	-	21	14
Allowance for deferred taxes	119	7	3	14	115

	$304	$613	$11	$632	$296

FINANCIAL SERVICES:
Allowance for losses	$396	$140	$-	$39	$497

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.

(b)	Represents charges for which allowances were created.

S-2