Form 10-Q
period 2007-03-31
ALTRIA GROUP, INC.
filed 2007-05-07
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Registrant’s telephone number, including area code (917) 663-4000
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
At April 30, 2007, there were 2,103,246,255 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Consumer products
Cash and cash equivalents	$2,189	$4,781

Receivables (less allowances of $17 in 2007 and 2006)	2,725	2,808

Inventories:
Leaf tobacco	4,173	4,383
Other raw materials	1,012	1,109
Finished product	3,377	3,188

	8,562	8,680

Current assets of discontinued operations		7,647
Other current assets	1,181	2,236

Total current assets	14,657	26,152

Property, plant and equipment, at cost	15,183	14,882
Less accumulated depreciation	7,464	7,301

	7,719	7,581

Goodwill	6,597	6,197
Other intangible assets, net	1,903	1,908
Prepaid pension assets	781	761
Investment in SABMiller	3,772	3,674
Long-term assets of discontinued operations		48,805
Other assets	2,677	2,402

Total consumer products assets	38,106	97,480

Financial services
Finance assets, net	6,453	6,740
Other assets	50	50

Total financial services assets	6,503	6,790

TOTAL ASSETS	$44,609	$104,270

See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
LIABILITIES
Consumer products
Short-term borrowings	$435	$420
Current portion of long-term debt	144	648
Accounts payable	1,074	1,414
Accrued liabilities:
Marketing	781	824
Taxes, except income taxes	3,059	3,620
Employment costs	458	849
Settlement charges	1,195	3,552
Other	1,586	1,641
Income taxes	74	782
Dividends payable	1,816	1,811
Current liabilities of discontinued operations		9,866

Total current liabilities	10,622	25,427
Long-term debt	6,843	6,298
Deferred income taxes	1,466	1,391
Accrued pension costs	537	541
Accrued postretirement health care costs	2,031	2,009
Long-term liabilities of discontinued operations		19,629
Other liabilities	1,885	2,658

Total consumer products liabilities	23,384	57,953

Financial services
Long-term debt	1,109	1,119
Deferred income taxes	5,209	5,530
Other liabilities	397	49

Total financial services liabilities	6,715	6,698

Total liabilities	30,099	64,651

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	6,726	6,356
Earnings reinvested in the business	32,010	59,879
Accumulated other comprehensive losses	(1,544)	(3,808)

	38,127	63,362
Less cost of repurchased stock
(703,433,092 shares in 2007 and 708,880,389 shares in 2006)	(23,617)	(23,743)

Total stockholders’ equity	14,510	39,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,609	$104,270

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Net revenues	$17,556	$16,232
Cost of sales	3,909	3,724
Excise taxes on products	8,519	7,546

Gross profit	5,128	4,962
Marketing, administration and research costs	1,878	1,833
International tobacco Italian antitrust charge		61
Asset impairment and exit costs	123	2
Recoveries from airline industry exposure	(129)
Amortization of intangibles	6	5

Operating income	3,250	3,061
Interest and other debt expense, net	114	147

Earnings from continuing operations before income taxes, and equity earnings and minority interest, net	3,136	2,914
Provision for income taxes	1,051	374

Earnings from continuing operations before equity earnings and minority interest, net	2,085	2,540
Equity earnings and minority interest, net	40	57

Earnings from continuing operations	2,125	2,597
Earnings from discontinued operations, net of income taxes and minority interest	625	880

Net earnings	$2,750	$3,477

Per share data:

Basic earnings per share:
Continuing operations	$1.01	$1.25
Discontinued operations	0.30	0.42

Net earnings	$1.31	$1.67

Diluted earnings per share:
Continuing operations	$1.01	$1.24
Discontinued operations	0.29	0.41

Net earnings	$1.30	$1.65

Dividends declared	$0.86	$0.80

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2006 and
the Three Months Ended March 31, 2007
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other
				Comprehensive Earnings (Losses)
		Addi-	Earnings					Total
		tional	Reinvested	Currency			Cost of	Stock-
	Common	Paid-in	in the	Translation			Repurchased	holders'
	Stock	Capital	Business	Adjustments	Other	Total	Stock	Equity
Balances, January 1, 2006	$935	$6,061	$54,666	$(1,317)	$(536)	$(1,853)	$(24,102)	$35,707
Comprehensive earnings:
Net earnings			12,022					12,022
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				1,220		1,220		1,220
Additional minimum pension liability					233	233		233
Change in fair value of derivatives accounted for as hedges					(11)	(11)		(11)
Other					(11)	(11)		(11)

Total other comprehensive earnings								1,431

Total comprehensive earnings								13,453

Initial adoption of FASB Statement No. 158, net of income taxes					(3,386)	(3,386)		(3,386)
Exercise of stock options and issuance of other stock awards		295	145				359	799
Cash dividends declared ($3.32 per share)			(6,954)					(6,954)

Balances, December 31, 2006	935	6,356	59,879	(97)	(3,711)	(3,808)	(23,743)	39,619

Comprehensive earnings:
Net earnings			2,750					2,750
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				92		92		92
Net loss and prior service cost					73	73		73
Change in fair value of derivatives accounted for as hedges					(10)	(10)		(10)

Total other comprehensive earnings								155

Total comprehensive earnings								2,905

Adoption of FIN 48 and FAS 13-2			711					711
Exercise of stock options and issuance of other stock awards (1)		370					126	496
Cash dividends declared ($0.86 per share)			(1,810)					(1,810)
Spin-off of Kraft Foods Inc.			(29,520)	89	2,020	2,109		(27,411)

Balances, March 31, 2007	$935	$6,726	$32,010	$84	$(1,628)	$(1,544)	$(23,617)	$14,510

(1)	Includes $179 million increase to additional paid-in capital for the reimbursement from Kraft for Altria stock awards.

See Note 1.
Total comprehensive earnings were $3,969 million for the quarter ended March 31, 2006.
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Earnings from continuing operations - Consumer products	$2,028	$2,535
- Financial services	97	62
Earnings from discontinued operations, net of income taxes and minority interest	625	880

Net earnings	2,750	3,477

Impact of earnings from discontinued operations, net of income taxes and minority interest	(625)	(880)

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	226	230
Deferred income tax provision	970	1,066
Equity earnings and minority interest, net	(40)	(57)
Escrow bond for the Price domestic tobacco case		(210)
Asset impairment and exit costs, net of cash paid	90	(28)
Income tax reserve reversal		(1,006)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(31)	323
Inventories	201	(647)
Accounts payable	(185)	(110)
Income taxes	(836)	(920)
Accrued liabilities and other current assets	(1,023)	(195)
Domestic tobacco accrued settlement charges	(2,357)	(2,378)
Pension plan contributions	(53)	(292)
Pension provisions and postretirement, net	92	103
Other	185	281
Financial services
Deferred income tax benefit	(234)	(272)
Other	205	344

Net cash used in operating activities, continuing operations	(665)	(1,171)
Net cash provided by operating activities, discontinued operations	161	480

Net cash used in operating activities	(504)	(691)

See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(296)	$(222)
Purchases of businesses, net of acquired cash	(382)
Proceeds from sales of businesses		10
Other	68	41
Financial services
Investments in finance assets	(1)	(2)
Proceeds from finance assets	199	170

Net cash used in investing activities, continuing operations	(412)	(3)
Net cash provided by (used in) investing activities, discontinued operations	26	(93)

Net cash used in investing activities	(386)	(96)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance (repayment) of short-term borrowings	14	(499)
Long-term borrowings by PMI	530
Long-term debt repaid	(500)	(400)
Dividends paid on Altria Group, Inc. common stock	(1,805)	(1,667)
Issuance of Altria Group, Inc. common stock	245	84
Kraft Foods Inc. dividends paid to Altria Group, Inc.	364	335
Other	(377)	(403)

Net cash used in financing activities, continuing operations	(1,529)	(2,550)
Net cash used in financing activities, discontinued operations	(176)	(443)

Net cash used in financing activities	(1,705)	(2,993)

Effect of exchange rate changes on cash and cash equivalents:
Continuing operations	14	6
Discontinued operations	1	7

Cash and cash equivalents, continuing operations:

Decrease	(2,592)	(3,718)

Balance at beginning of period	4,781	5,942

Balance at end of period	$2,189	$2,224

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation and Kraft Spin-Off
Basis of Presentation
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
These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report to Stockholders and which are incorporated by reference into Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).
Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.
On March 30, 2007, Altria Group, Inc. distributed all of its remaining interest in Kraft Foods Inc. (“Kraft”) on a pro-rata basis to Altria Group, Inc. stockholders in a tax-free distribution. For further discussion, please refer to the Kraft Spin-Off discussion below. Altria Group, Inc. has reflected the results of Kraft prior to the distribution date as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for all periods presented. The assets and liabilities related to Kraft were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2006.
Certain prior year amounts have been reclassified to conform with the current year’s presentation, due primarily to the classification of Kraft as discontinued operations.
Kraft Spin-Off
On March 30, 2007 (the “Distribution Date”), Altria Group, Inc. spun-off all of its remaining interest (88.9%) in Kraft on a pro-rata basis to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007 (the “Record Date”) in a tax-free distribution. Based on the number of shares of Altria Group, Inc. outstanding at the Record Date, the distribution ratio was 0.692024 of a share of Kraft for every share of Altria Group, Inc. common stock outstanding. Altria Group, Inc. stockholders received cash in lieu of fractional shares of Kraft. Following the distribution, only Class A common shares of Kraft are outstanding, and Altria Group, Inc. does not own any shares of Kraft. Altria Group, Inc. has announced its intention to adjust its current dividend so that its stockholders who retain their Altria Group, Inc. and Kraft shares will receive, in the aggregate, the same dividend rate as before the distribution. As in the past, all decisions regarding future dividend increases will be made independently by the Altria Group, Inc. Board of Directors and the Kraft Board of Directors, for their respective companies.
Holders of Altria Group, Inc. stock options were treated similarly to public stockholders and accordingly, had their stock awards split into two instruments. Holders of Altria Group, Inc. stock options received the following

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
stock options, which, immediately after the spin-off, had an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. options:
•	a new Kraft option to acquire the number of shares of Kraft Class A common stock equal to the product of (a) the number of Altria Group, Inc. options held by such person on the Distribution Date and (b) the distribution ratio of 0.692024 mentioned above; and

•	an adjusted Altria Group, Inc. option for the same number of shares of Altria Group, Inc. common stock with a reduced exercise price.
The new Kraft option has an exercise price equal to the Kraft market price at the time of the distribution ($31.66) multiplied by the Option Conversion Ratio, which represents the exercise price of the original Altria Group, Inc. option divided by the Altria Group, Inc. market price immediately before the distribution ($87.81). The reduced exercise price of the adjusted Altria Group, Inc. option is determined by multiplying the Altria Group, Inc. market price immediately following the distribution ($65.90) by the Option Conversion Ratio.
Holders of Altria Group, Inc. restricted stock or stock rights awarded prior to January 31, 2007, retained their existing award and received restricted stock or stock rights of Kraft Class A common stock. The amount of Kraft restricted stock or stock rights awarded to such holders was calculated using the same formula set forth above with respect to new Kraft options. All of the restricted stock and stock rights will vest at the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria Group, Inc. stock rights awarded on January 31, 2007, did not receive restricted stock or stock rights of Kraft. Rather, they received additional stock rights of Altria Group, Inc. to preserve the intrinsic value of the original award.
To the extent that employees of the remaining Altria Group, Inc. received Kraft stock options, Altria Group, Inc. reimbursed Kraft in cash for the Black-Scholes fair value of the stock options received. To the extent that Kraft employees held Altria Group, Inc. stock options, Kraft reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that holders of Altria Group, Inc. stock rights received Kraft stock rights, Altria Group, Inc. paid to Kraft the fair value of the Kraft stock rights less the value of projected forfeitures. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $179 million from Kraft to Altria Group, Inc. in April 2007. The reimbursement from Kraft is reflected as an increase to the additional paid-in capital of Altria Group, Inc. on the March 31, 2007 condensed consolidated balance sheet.
Kraft was previously included in the Altria Group, Inc. consolidated federal income tax return, and federal income tax contingencies were recorded as liabilities on the balance sheet of ALG. As part of the intercompany account settlement discussed below, ALG reimbursed Kraft in cash for these liabilities, which as of March 30, 2007, were approximately $305 million, plus pre-tax interest of $63 million. ALG also reimbursed Kraft in cash for the federal income tax consequences of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) (approximately $70 million plus pre-tax interest of $14 million). See Note 12. Income Taxes for a discussion of the FIN 48 adoption and the Tax Sharing Agreement between Altria Group, Inc. and Kraft.
A subsidiary of ALG previously provided Kraft with certain services at cost plus a 5% management fee. After the Distribution Date, Kraft undertook these activities, and any remaining limited services provided to Kraft will cease in 2007. All intercompany accounts were settled in cash within 30 days of the Distribution Date. The settlement of the intercompany accounts (including the amounts discussed above related to stock awards and tax contingencies) resulted in a net payment from Kraft to ALG of $85 million in April 2007.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The distribution resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $27.4 billion on the Distribution Date.
Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

		For the Three Months Ended
		March 31,
		2007	2006
		(in millions)
Separation program	International tobacco	$62	$2
Separation program	General corporate	17
Kraft spin-off fees	General corporate	44

Asset impairment and exit costs		$123	$2

Pre-tax charges at Philip Morris International, Inc. (“PMI”) primarily related to severance costs for the streamlining of various administrative functions and operations. Cash payments related to exit costs at PMI were $23 million for the three months ended March 31, 2007. Remaining future cash payments for exit costs incurred in the first quarter of 2007 and previous periods are expected to be approximately $140 million.
General corporate pre-tax charges primarily related to investment banking fees associated with the Kraft spin-off and charges related to the streamlining of various corporate functions.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in millions)

Service cost	$28	$29	$35	$31
Interest cost	78	71	33	28
Expected return on plan assets	(103)	(100)	(52)	(40)
Amortization:
Net loss	30	37	7	6
Prior service cost	3	3	1	1
Other	2

Net periodic pension cost	$38	$40	$24	$26

Employer Contributions
Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible and do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Employer contributions of $12 million and $41 million were made to U.S. plans and non-U.S. plans, respectively, during the three months ended March 31, 2007. Currently, Altria Group, Inc. anticipates making additional contributions during the remainder of 2007 of approximately $10 million to its U.S. plans and approximately $74 million to its non-U.S. plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Postretirement Benefit Plans
Net postretirement health care costs consisted of the following:

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)

Service cost	$12	$14
Interest cost	32	31
Amortization:
Net loss	8	9
Prior service cost	(2)	(1)
Other	1

Net postretirement health care costs	$51	$53

Note 4. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
Domestic tobacco	$-	$-	$281	$281
International tobacco	6,597	6,197	1,622	1,627

Total	$6,597	$6,197	$1,903	$1,908

Intangible assets were as follows (in millions):

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizable intangible assets	$1,565		$1,566
Amortizable intangible assets	390	$52	388	$46

Total intangible assets	$1,955	$52	$1,954	$46

Non-amortizable intangible assets substantially consist of brand names from PMI’s 2005 acquisition of a business in Indonesia. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets for the three months ended March 31, 2007 and 2006, was $6 million and $5 million, respectively. Amortization expense for each of the next five years is estimated to be $25 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Goodwill is due primarily to PMI’s acquisitions in Indonesia, Greece, Serbia, Colombia and Pakistan. The movement in goodwill and gross carrying amount of intangible assets from December 31, 2006, is as follows (in millions):

		Intangible
	Goodwill	Assets
Balance at December 31, 2006	$6,197	$1,954
Changes due to:
Currency	6	1
Acquisitions	393
Other	1

Balance at March 31, 2007	$6,597	$1,955

The increase in goodwill from acquisitions is related to the preliminary allocation of the purchase price for PMI’s acquisition in Pakistan. The allocation is based upon preliminary estimates and assumptions and is subject to revision when appraisals are finalized, which is expected to occur by the end of 2007.
During the first quarter of 2007, Altria Group, Inc. completed its annual review of goodwill and intangible assets, and no charges resulted from this review.
Note 5. Financial Instruments:
During the three months ended March 31, 2007 and 2006, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next twenty months. The amounts reported in accumulated other comprehensive earnings (losses) that are expected to be reclassified to the consolidated statement of earnings within the next twelve months are not expected to be material.
Within currency translation adjustments at March 31, 2007 and 2006, Altria Group, Inc. recorded gains of $16 million, net of income taxes, and losses of $3 million, net of income taxes, respectively, which represented effective hedges of net investments.
Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)

Gain at beginning of period	$13	$24
Derivative gains transferred to earnings	(24)	(6)
Change in fair value	14	18
Kraft spin-off	2

Gain as of March 31	$5	$36

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6. Acquisitions:
During the first quarter of 2007, PMI acquired an additional 50.2% stake in a Pakistan cigarette manufacturer, Lakson Tobacco Company Limited (“Lakson Tobacco”), and completed a mandatory tender offer for the remaining shares, which increased PMI’s total ownership interest in Lakson Tobacco from 40% to approximately 98%, for $388 million.
Note 7. Divestitures:
Discontinued Operations:
As further discussed in Note 1. Basis of Presentation and Kraft Spin-off, on March 30, 2007, Altria Group, Inc. completed the spin-off of all of its remaining interest (88.9%) in Kraft on a pro rata basis to Altria Group, Inc. stockholders in a tax-free distribution. Altria Group, Inc. stockholders received 0.692024 of a share of Kraft for every share of Altria Group, Inc. common stock outstanding. Altria Group, Inc. stockholders received cash in lieu of fractional shares of Kraft. The distribution was accounted for as a dividend and as such resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $27.4 billion on March 30, 2007.
Altria Group, Inc. has reflected the results of Kraft prior to the distribution date as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for all periods presented. The assets and liabilities related to Kraft were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2006.
Summarized financial information for discontinued operations for the three months ended March 31, 2007 and 2006 were as follows (in millions):

	For the Three Months Ended
	March 31,
	2007	2006

Net revenues	$8,586	$8,123

Earnings before income taxes and minority interest	$1,059	$922
(Provision) benefit for income taxes	(356)	85
Minority interest in earnings from discontinued operations, net	(78)	(127)

Earnings from discontinued operations, net of income taxes and minority interest	$625	$880

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Summarized assets and liabilities of discontinued operations as of December 31, 2006 were as follows (in millions):

December 31,
2006
Assets:
Cash and cash equivalents	$239
Receivables, net	3,262
Inventories	3,506
Other current assets	640

Current assets of discontinued operations	7,647

Property, plant and equipment, net	9,693
Goodwill	27,038
Other intangible assets, net	10,177
Prepaid pension assets	1,168
Other assets	729

Long-term assets of discontinued operations	48,805

Liabilities:
Short-term borrowings	1,715
Current portion of long-term debt	1,418
Accounts payable	2,602
Accrued liabilities	3,980
Income taxes	151

Current liabilities of discontinued operations	9,866

Long-term debt	7,081
Deferred income taxes	3,930
Accrued pension costs	1,022
Accrued postretirement health care costs	3,014
Minority interest	3,109
Other liabilities	1,473

Long-term liabilities of discontinued operations	19,629

Net Assets	$26,957

Note 8. Stock Plans:
In connection with the Kraft spin-off, Altria Group, Inc. employee stock options were modified through the issuance of Kraft employee stock options and the adjustment of the stock option exercise prices for the Altria Group, Inc. awards. For each employee stock option outstanding the aggregate intrinsic value of the option immediately after the spin-off was not greater than the aggregate intrinsic value of the option immediately before the spin-off. Due to the fact that the Black-Scholes fair values of the awards immediately before and immediately after the spin-off were equivalent, as measured in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), no incremental compensation expense was recorded as a result of the modification of the Altria Group, Inc. awards.
In January 2007, Altria Group, Inc. issued 1.7 million rights to receive shares of stock to eligible U.S.-based and non-U.S. employees. Restrictions on these rights lapse in the first quarter of 2010. The market value per right

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
was $87.36 on the date of grant. Recipients of these Altria Group, Inc. stock rights did not receive restricted stock or stock rights of Kraft upon the Kraft spin-off. Rather, they received approximately 0.6 million additional stock rights of Altria Group, Inc. to preserve the intrinsic value of the original award.
In February 2007, 1.2 million shares of restricted stock and 0.8 million rights to receive shares of stock vested. The total fair value of restricted stock and rights vested during the first quarter of 2007 was $175 million. The grant date fair value per share of these awards was $55.42.
Note 9. Earnings Per Share:
Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)
Earnings from continuing operations	$2,125	$2,597
Earnings from discontinued operations	625	880

Net earnings	$2,750	$3,477

Weighted average shares for basic EPS	2,097	2,082

Plus incremental shares from assumed conversions:

Restricted stock and stock rights	3	3
Stock options	12	16

Weighted average shares for diluted EPS	2,112	2,101

For the three months ended March 31, 2007 and 2006, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive was immaterial.
Note 10. Segment Reporting:
The products of ALG’s subsidiaries include cigarettes and other tobacco products. Another subsidiary of ALG, Philip Morris Capital Corporation (“PMCC”), maintains a portfolio of leveraged and direct finance leases. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of domestic tobacco, international tobacco and financial services.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment data were as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)
Net revenues:
Domestic tobacco	$4,245	$4,323
International tobacco	13,268	11,801
Financial services	43	108

Net revenues	$17,556	$16,232

Earnings from continuing operations before income taxes, and equity earnings and minority interest, net:
Operating companies income:
Domestic tobacco	$1,130	$1,116
International tobacco	2,154	1,967
Financial services	160	96
Amortization of intangibles	(6)	(5)
General corporate expenses	(188)	(113)

Operating income	3,250	3,061
Interest and other debt expense, net	(114)	(147)

Earnings from continuing operations before income taxes, and equity earnings and minority interest, net	$3,136	$2,914

Items affecting the comparability of results from continuing operations were as follows:
•	Recoveries from Airline Industry Exposure – During the first quarter of 2007, PMCC recorded a pre-tax gain of $129 million on the sale of its ownership interest in certain leveraged lease investments in aircraft, which represented a partial cash recovery of amounts that had been previously written down.

•	Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.
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
The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of May 1, 2007, May 1, 2006 and May 2, 2005, and a page-reference to further discussions of each type of case.

	Number of Cases	Number of Cases	Number of Cases
	Pending as of	Pending as of	Pending as of	Page
Type of Case	May 1, 2007	May 1, 2006	May 2, 2005	References
Individual Smoking and Health Cases (1)	183	205	235	29

Smoking and Health Class Actions and Aggregated Claims Litigation (2)	11	10	9	29-30

Health Care Cost Recovery Actions	3	4	7	30-35

Lights/Ultra Lights Class Actions	19	25	22	35-38

Tobacco Price Cases	2	2	2	38

Cigarette Contraband Cases	0	1	2	38-39

Asbestos Contribution Cases	0	1	1	-

(1)	Does not include 2,623 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	Includes as one case the aggregated claims of 928 individuals (of which 575 individuals have claims against PM USA) that are proposed to be tried in a single proceeding in West Virginia. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages.
There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 131 individual smoking and health cases as of May 1, 2007 (Argentina (56), Australia (2), Brazil (53), Chile (8), Colombia (1), Costa Rica (1), Greece (1), Italy (5), the Philippines (1), Poland (2) and Scotland (1), compared with approximately 134 such cases on May 1, 2006, and approximately 115 such cases on May 2, 2005. In addition, in Italy, 16 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case, and three cases are pending in Finland and one in Israel against defendants that are indemnitees of a subsidiary of PMI.
In addition, as of May 1, 2007, there were two smoking and health putative class actions pending outside the United States against PMI or its affiliates in Brazil (1) and Israel (1) compared with three such cases on May 1, 2006, and one such case on May 2, 2005. Three health care cost recovery actions are pending in Israel (1), Canada (1) and France (1), against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel. PM USA is also a named defendant in the smoking and health putative class action in Israel, a “Lights” class action in Israel and health care cost recovery actions in Israel and Canada.
Pending and Upcoming Trials
The jury returned its verdict (described below) in an individual smoking and health case in California (Whiteley) on May 2, 2007. As of May 1, 2007, an additional 6 individual smoking and health cases against PM USA are scheduled for trial in 2007. Cases against other tobacco companies are also scheduled for trial through the end of 2007. Trial dates are subject to change.
Recent Trial Results
Since January 1999, verdicts have been returned in 45 smoking and health, Lights/Ultra Lights and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 28 of the 45 cases. These 28 cases were tried in California (4), Florida (9), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). Plaintiffs’ appeals or post-trial motions challenging the verdicts are pending in California, the District of Columbia and Florida. A motion for a new trial has been granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial.
In July 2005, a jury in Tennessee returned a verdict in favor of PM USA in a case in which plaintiffs had challenged PM USA’s retail promotional and merchandising programs under the Robinson-Patman Act.
Of the 17 cases in which verdicts were returned in favor of plaintiffs, eight have reached final resolution. A verdict against defendants in a health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported Lights class action in Illinois has been reversed and the case has been dismissed with prejudice. After exhausting all appeals, PM USA has paid six judgments totaling $71,392,295, and interest totaling $33,799,281.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The chart below lists the verdicts and post-trial developments in 10 cases (including the Illinois Lights class action) that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Location of
Court/Name
of
Date	Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 2006	District of Columbia/ United States of America	Health Care Cost Recovery	Finding that defendants, including ALG and PM USA, violated the civil provisions of the Racketeer Influenced and Corrupt Organizations Act (RICO). No monetary damages assessed, but court made specific findings and issued injunctions. See Federal Government’s Lawsuit, below.	Defendants filed notices of appeal to the United States Court of Appeals in September and the Department of Justice filed its notice of appeal in October. In October 2006, a three-judge panel of the Court of Appeals stayed implementation of the trial court’s remedies order pending its review of the decision. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order. See Federal Government’s Lawsuit, below.

March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	PM USA’s appeal is pending.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Location of
Court/Name
of
Date	Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the state trial court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of February 15, 2007, the amount of prejudgment interest was approximately $444 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, appealed. In February 2007, the Louisiana Court of Appeal upheld the class certification and finding of liability, but reduced the judgment by $312 million and vacated the award of prejudgment interest. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. Plaintiffs and defendants have filed petitions for writ of certiorari with the Louisiana Supreme Court. See Scott Class Action below.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Location of
Court/Name
of
Date	Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2003	Illinois/ Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions to dismiss the case against PM USA. In May 2006, the Illinois Supreme Court rejected the plaintiffs’ motion for rehearing. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and in December 2006, the trial court dismissed the case with prejudice. Plaintiffs have filed a motion to vacate the final judgment, which PM USA has opposed. See the discussion of the Price case under the heading “Lights/Ultra Lights Cases.”

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damage award. See discussion (1) below.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. In January 2007, defendants petitioned the trial court to set aside the jury’s verdict and dismiss plaintiffs’ punitive damages claim. If a judgment is entered in this case, PM USA intends to appeal.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Location of
Court/Name
of
Date	Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the Court of Appeals’ decision reversing and remanding the case for a new trial on punitive damages. In October 2006, the Oregon Supreme Court announced that it would hold this petition in abeyance until the United States Supreme Court decided the Williams case discussed below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. The parties have submitted their briefs to the Oregon Supreme Court setting forth their respective views on how the Williams decision impacts the plaintiff’s pending petition for review.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Location of
Court/Name
of
Date	Plaintiff	Type of Case	Verdict	Post-Trial Developments
July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, that certain Phase I trial court findings be allowed to stand as against the defendants in individual actions that individual former class members may bring within one year of the issuance of the mandate, compensatory damage awards totaling approximately $6.9 million to two individual class members be reinstated and that a third former class member’s claim was barred by the statute of limitations. In December 2006, the Florida Supreme Court denied all motions by the parties for rehearing but issued a revised opinion. In January 2007, the Florida Supreme Court issued the mandate from its revised December opinion and defendants filed a motion with the Florida Third District Court of Appeal requesting the court’s review of legal errors previously raised but not ruled upon. This motion was denied in February 2007. In March 2007, the United States Supreme Court granted defendants’ motion for an extension of time in which to file a petition for writ of certiorari, which is now due on May 21, 2007. In addition, defendants’ motion for a partial stay of the mandate pending the completion of appellate review is pending before the District Court of Appeal. See “Engle Class Action” below.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Location of
Court/Name
of
Date	Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2000	California/ Whiteley	Individual Smoking and Health	$1.72 million in compensatory damages against PM USA and another defendant, and $10 million in punitive damages against each of PM USA and the other defendant.	In April 2004, the California First District Court of Appeal entered judgment in favor of defendants on plaintiff’s negligent design claims, and reversed and remanded for a new trial on plaintiff’s fraud-related claims. In May 2006, plaintiff filed an amended consolidated complaint. In September 2006, the trial court granted plaintiff’s motion for a preferential trial date and trial began on January 22, 2007. On May 2, 2007, the jury awarded plaintiffs approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case. The jury also found that plaintiffs are entitled to punitive damages against the other defendant, but not PM USA, in an amount to be determined in a later phase of the trial. PM USA intends to seek review of the compensatory damage verdict.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion (2) below.

(1)	Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damage award and granted PM USA’s petition for review challenging the punitive damage award. The court granted review of the case on a “grant and hold” basis under which further action by the court is deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. Parties to the appeal in Bullock have requested that the court establish a briefing schedule on the merits of the pending appeal.

(2)	Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $20 million in interest charges related to this case. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award in holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision.

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
With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle case, as of May 1, 2007, PM USA has posted various forms of security totaling approximately $193 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including the ruling (described above) that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asked, among other things, that legal errors that were raised but not expressly ruled upon in the Third District Court of Appeal or in the Florida Supreme Court now be addressed. Plaintiffs also filed a motion for rehearing in August 2006 seeking clarification of the applicability of the statute of limitations to non-members of the decertified class. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it revised the set of Phase I findings entitled to res judicata effect by excluding finding (v) listed above (relating to agreement to misrepresent information), and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations of fact made by defendants. On January 11, 2007, the Florida Supreme Court issued the mandate from its revised opinion. Defendants then filed a motion with the Florida Third District Court of Appeal requesting that the court address legal errors that were previously raised by defendants but have not yet been addressed either by the Third District or by the Florida Supreme Court. In February 2007, the Third District Court of Appeal denied defendants’ motion. In March 2007, the United States Supreme Court granted defendants’ motion for an extension of time in which to file a petition for writ of certiorari, which is now due on May 21, 2007. In addition, defendants’ motion for partial stay of the mandate pending the completion of appellate review is pending before the District Court of Appeal.
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
In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. As of February 15, 2007, the amount of prejudgment interest was approximately $444 million. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA, appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”) fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.
In February 2007, the Louisiana Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages that comprised the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. Plaintiffs and defendants have filed petitions for writ of certiorari with the Louisiana Supreme Court.

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
There are currently pending two purported class actions against PM USA brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in March 2007 in the United States District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under examination by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Neither claim seeks punitive damages. Plaintiffs’ motion for class certification is pending in Caronia.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Espinosa Class Action
In December 2006, plaintiffs brought this putative class action against PM USA and other defendants in the Circuit Court of Cook County, Illinois on behalf of individuals from throughout Illinois and/or the United States who purchased cigarettes manufactured by certain defendants from 1996 through the date of any judgment in plaintiffs’ favor. Excluded from the purported class are any individuals who allege personal injury or health care costs. The complaint alleges, among other things, that defendants were negligent and violated the Illinois consumer fraud statute by certain defendants’ steadily and purposefully increasing the nicotine level and absorption of their cigarettes into the human body, including in brands most popular with young people and minorities. In January 2007, PM USA removed the case to the United States District Court for the Northern District of Illinois. In March 2007, the United States District Court rejected plaintiffs’ motion to remand the case to the Circuit Court of Cook County. PM USA’s motion to dismiss the action is pending.
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
A number of foreign governmental entities have filed health care cost recovery actions in the United States. Such suits have been brought in the United States by 13 countries, a Canadian province, 11 Brazilian states and 11 Brazilian cities. All of these 36 cases have been dismissed. In February 2007, the Delaware Supreme Court affirmed the dismissal of the two remaining cases on appeal (brought by the Republic of Panama and the Brazilian State of São Paulo). In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, PMI and certain PMI subsidiaries in Israel (1), the Marshall Islands (1 dismissed), Canada (1), and France (1 dismissed, but plaintiffs have appealed), and other entities have stated that they are considering filing such actions. In September 2005, in the case in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case which had previously been dismissed by the trial court was permitted to proceed. PM USA, PMI and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and in April 2007, the Supreme Court of Canada denied review of that decision. Several other provinces in Canada have enacted similar legislation.
Settlements of Health Care Cost Recovery Litigation
In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments in the following amounts (excluding future annual payments, if any, under the National Tobacco Grower Settlement Trust discussed below), subject to adjustments for several factors, including inflation, market share and industry volume: 2007, $8.4 billion and thereafter, $9.4 billion each year. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million.
The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.
Possible Adjustments in MSA Payments for 2003, 2004 and 2005
Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (“OPMs”), are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA participating manufacturers to the states and

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
territories that are parties to the MSA for the years 2003, 2004, and 2005. The proceedings are based on the collective loss of market share in each of 2003, 2004 and 2005 by all manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.
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
In March of 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. In February 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. As of April 2007, PM USA is also participating in another such proceeding before the same economic consulting firm to determine whether the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share in 2005. The economic consulting firm is expected to render its final determination on the significant factor issue for 2005 sometime in January 2008. Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that have not filed declaratory judgment actions. All but one of the courts ruling on the issue of the appropriate forum has ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. Additionally, one state has filed a declaratory judgment action in state court with respect to the 2004 diligent enforcement issue.
The issues of what forum will determine the states’ diligent enforcement claims, and the availability and the precise amount of any NPM Adjustment for 2003 and 2004 will not be finally determined until late 2007 or thereafter. The issues of what forum will determine the states’ diligent enforcement claims, and the availability and the precise amount of any NPM Adjustment for 2005 will not be finally determined until late 2008 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA’s share would likely be applied as a credit against a future MSA payment.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Other MSA-Related Litigation
In June 2004, a putative class of California smokers filed a complaint against PM USA and the MSA’s other “Original Participating Manufacturers” (“OPMs”) seeking damages from the OPMs’ for post-MSA price increases and an injunction against their continued compliance with the MSA’s terms. The complaint alleges that the MSA and related legislation protect the OPMs from competition in a manner that violates federal and state antitrust and consumer protection laws. The complaint also names the California Attorney General as a defendant and seeks to enjoin him from enforcing California’s enactment of the MSA’s Model Escrow Statute. In March 2005, the United States District Court for the Northern District of California granted defendants’ motion to dismiss the case. Plaintiffs’ appeal of this decision is pending before the United States Court of Appeals for the Ninth Circuit.
Without naming PM USA or any other private party as a defendant, manufacturers that have elected not to sign the MSA (“Non-Participating Manufacturers” or “NPMs”) and/or their distributors or customers have filed several other legal challenges to the MSA and related legislation. New York state officials are defendants in a lawsuit pending in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court, plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in those two actions, one trial judge preliminarily enjoined New York from enforcing its “allocable share” amendment to the MSA’s Model Escrow Statute against the plaintiffs, while another trial judge refused to do so after concluding that the plaintiffs were unlikely to prove their allegations. Summary judgment motions are pending in both cases.
In another action, the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. The case will now proceed to motions for summary judgment and, if necessary, a September 2007 trial. Summary judgment proceedings in another challenge, to Louisiana’s participation in the MSA and its MSA-related legislation, will begin in February 2008. Yet another proceeding has been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement and may proceed to a hearing in mid-2007. Appeals from trial court decisions holding that plaintiffs have failed either to make allegations establishing a claim for relief or to submit evidence supporting those allegations are currently, or will soon be, pending before the United States Court of Appeals for the Eighth and Tenth Circuits.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The United States Court of Appeals for the Sixth Circuit has affirmed the dismissal of two similar challenges, although a motion for reconsideration is pending in one of the cases.
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
The court did not impose monetary penalties on the defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe a cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission, for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government’s costs in bringing the action.
In September 2006, defendants filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. In September 2006, the trial court denied defendants’ motion to stay the judgment pending defendants’ appeals, and defendants then filed an emergency motion with the Court of Appeals to stay enforcement of the judgment pending their appeals. In October, the government filed a notice of appeal to the Court of Appeals in which it appeals the denial of certain remedies, including the disgorgement of profits and the cessation remedies it had sought. In October 2006, a three-judge panel of the United States Court of Appeals granted defendants’ motion and stayed the trial court’s judgment pending its review of the decision. Certain defendants, including PM USA and ALG, have filed a motion to clarify the trial court’s August 2006 Final Judgment and Remedial Order. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order. As noted above, the trial court’s judgment and remedial order remain stayed pending the appeal to the Court of Appeals.
Lights/Ultra Lights Cases
Overview
Plaintiffs in these class actions (some of which have not been certified as such), allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act and implied preemption by the policies and directives of the Federal Trade Commission, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Nineteen cases are pending in Arkansas (2), Delaware (1), Florida (1), Illinois (1), Kansas (1), Maine (1), Massachusetts (1), Minnesota (1), Missouri (1), New Hampshire (1), New Mexico (1), New Jersey (1), New York (1), Oregon (1), Tennessee (1), Washington (1), and West Virginia (2). In addition, there are two cases pending in Israel. Other entities have stated that they are considering filing such actions against ALG, PMI, and PM USA.
To date, 11 courts in 12 cases have refused to certify class actions, reversed prior class certification decisions or have entered judgment in favor of PM USA. Trial courts in Arizona, Kansas, New Mexico, Oregon and Washington have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in two cases, the United States Court of Appeals for the Fifth Circuit has dismissed a purported Lights class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the Federal Cigarette Labeling & Advertising Act, a federal trial court in Maine has dismissed a purported class action on federal preemption grounds (Good), plaintiffs voluntarily dismissed an action in a federal trial court in Michigan after the court dismissed claims asserted under the Michigan Unfair Trade and Consumer Protection Act, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case, which is discussed below. Plaintiffs’ appeal of the action in Maine is pending before the United States Court of Appeals for the First Circuit. An intermediate appellate court in Oregon and the Supreme Court in Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. Plaintiffs in the Oregon case failed to appeal by the deadline for doing so. Plaintiffs in the case in Washington have sought further review. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has ordered briefing on why its Engle opinion should not control the decision in that case.
Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Craft) and New York (Schwab). In addition, the United States Supreme Court has granted plaintiffs’ petition for writ of certiorari on the issue of the appropriate venue in a purported Lights class action brought in Arkansas (Watson). PM USA has appealed or otherwise challenged these class certification orders. Developments in these cases include:
•	Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In April 2006, plaintiffs filed a motion to redefine the class to include all persons who after November 25, 1994 purchased packs or cartons of Marlboro Lights cigarettes in Massachusetts that displayed the legend “Lower Tar & Nicotine” (the original class definition did not include a reference to lower tar and nicotine). In August 2006, the trial court denied PM USA’s motion for summary judgment based on the state consumer protection statutory exemption and federal preemption. On motion of the parties, the trial court has subsequently reported its decision to deny summary judgment to the appeals court for review and the trial court proceedings are stayed pending completion of the appellate review. Motions for direct appellate review with the Massachusetts Supreme Judicial Court were granted in April 2007.
•	Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a Lights

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
case to federal court based on the federal officer jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiffs’ motion to remand the case to state court. The case is now pending in federal court. The case has been stayed pending the outcome of Dahl v. R. J. Reynolds Tobacco Co., which was argued before the United States Court of Appeals for the Eighth Circuit in December 2006. In February 2007, the United States Court of Appeals for the Eighth Circuit issued its ruling in Dahl, and reversed the federal district court’s denial of plaintiffs’ motion to remand that case to the state trial court. Curtis continues to be stayed pending an appeal in the Minnesota state trial court in Dahl of the dismissal of that Lights class action based on preemption.
•	Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In September 2005, PM USA removed Craft to federal court based on the Eighth Circuit’s decision in Watson. In March 2006, the federal trial court granted plaintiffs’ motion and remanded the case to the Missouri state trial court. In May 2006, the Missouri Supreme Court declined to review the trial court’s class certification decision. A status conference is scheduled for June 30, 2007 in the trial court.
•	Schwab: In September 2005, the trial court granted in part defendants’ motion for partial summary judgment dismissing plaintiffs’ claims for equitable relief and denied a number of plaintiffs’ motions for summary judgment. In November 2005, the trial court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. In September 2006, the trial court denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled “light” or “lights” from the first date defendants began selling such cigarettes until the date trial commences. The court also declined to certify the order for interlocutory appeal, declined to stay the case and ordered jury selection to begin in January 2007, with trial scheduled to begin immediately after the jury is impaneled. In October 2006, a single judge of the United States Court of Appeals for the Second Circuit granted PM USA’s petition for a temporary stay of pre-trial and trial proceedings pending disposition of the petitions for stay and interlocutory review by a three-judge panel of the Court of Appeals. In November 2006, the Second Circuit granted interlocutory review of the trial court’s class certification order and stayed the case before the trial court pending the appeal. Oral argument has been scheduled for July 10, 2007.
In addition to these cases, in December 2005, in the Miner case pending in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. In December 2005, defendants filed a motion to stay plaintiffs’ motion for class certification until the court ruled on PM USA’s motion to transfer venue to the United States District Court for the Eastern District of Arkansas. This motion was granted in January 2006. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in the Watson case. In January 2007, the United States Supreme Court granted the petition for writ of certiorari and on April 25, 2007 heard oral arguments. In addition, plaintiffs’ motions for class certification are pending in cases in New Jersey and Tennessee.
The Price Case
Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of ALG.) The judge’s order also required PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal on the note, which are due in April 2008, 2009 and 2010. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions that the case be dismissed. In May 2006, the Illinois Supreme Court denied plaintiffs’ motion for rehearing. In June 2006, the Illinois Supreme Court ordered the return to PM USA of approximately $2.2 billion being held in escrow to secure the appeal bond in the case and terminated PM USA’s obligations to pay administrative fees to the Madison County Clerk. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County entered final judgment in favor of PM USA and dismissed the case with prejudice. In December 2006, the pre-existing 7.0%, $6 billion long-term note from ALG to PM USA that was in escrow pending the outcome of plaintiffs’ petition for writ of certiorari to the United States Supreme Court was returned to PM USA. Plaintiffs have filed a motion to vacate or withdraw the Price decision based upon the United States Supreme Court’s grant of the petition for writ of certiorari in the Watson case discussed above. PM USA has filed its opposition to this motion.
Certain Other Tobacco-Related Litigation
Tobacco Price Cases:  As of May 1, 2007, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA and PMI, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. Plaintiffs in the New Mexico case have appealed.
Wholesale Leaders Cases:  In June 2003, certain wholesale distributors of cigarettes filed suit in Tennessee against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs’ posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending PM USA’s expedited appeal. In January 2004, Tennessee filed a motion to dismiss its complaint, and its complaint was dismissed without prejudice in March 2004. In August 2005, the trial court granted PM USA’s motion for summary judgment, dismissed the case, and dissolved the preliminary injunction. Plaintiffs appealed to the United States Court of Appeals for the Sixth Circuit. In February 2007, the Sixth Circuit affirmed the trial court’s grant of PM USA’s motion for summary judgment.
Cigarette Contraband Cases:  In May 2000 and August 2001, various departments of Colombia and the European Community and 10 Member States filed suits in the United States against ALG and certain of its subsidiaries, including PM USA and PMI, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. In February

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2002, the federal district court granted defendants’ motions to dismiss the actions. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases based on the common law Revenue Rule, which bars a foreign government from bringing civil claims in U.S. courts for the recovery of lost taxes. It is possible that future litigation related to cigarette contraband issues may be brought. In this regard, ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of ALG entities relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s.
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
In May 2004, a lawsuit (Gurevitch) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2005, defendants’ motion to dismiss was granted; however, plaintiffs’ motion for leave to amend the complaint was also granted, and plaintiffs filed an amended complaint in September 2005. In October 2005, the court stayed this action pending the California Supreme Court’s rulings on two cases not involving PM USA. In July 2006, the California Supreme Court issued rulings in the two cases and held that a recent change in California law known as Proposition 64, which limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations, properly applies to pending cases. In September 2006, the stay was lifted and defendants filed their demurrer to plaintiffs’ amended complaint. In March 2007, the court again stayed the action pending rulings from the California Supreme Court in two cases not involving PM USA.
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

It is possible that there could be adverse developments in pending cases. An unfavorable outcome or settlement of pending tobacco related litigation could encourage the commencement of additional litigation. Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 42 states now limit the dollar amount of bonds or require no bond at all.
ALG and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this Note 11, Contingencies: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
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
Third-Party Guarantees
At March 31, 2007, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes and divestiture activities, approximated $283 million, of which $278 million have no specified expiration dates. The remainder expire through 2010, with none expiring through March 31, 2008. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at March 31, 2007, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

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
Altria Group, Inc.’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2000 and onward with years 2000 to 2003 currently under examination by the Internal Revenue Service (“IRS”). Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2002 onward), Indonesia (2000 onward), Russia (2005 onward), and Switzerland (2005 onward). Altria Group, Inc. is currently under examination in various U.S. state and foreign jurisdictions.
On January 1, 2007, Altria Group, Inc. adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, Altria Group, Inc. recognized a $1,021 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to stockholders’ equity as of January 1, 2007 of $857 million ($835 million, net of minority interest), a reduction in goodwill of $85 million at Kraft, and a reduction of federal deferred tax benefits of $79 million.
As of January 1, 2007, after the implementation of FIN 48, Altria Group, Inc.’s unrecognized tax benefits were $1,053 million, including $619 million related to Kraft. The amount that, if recognized, would impact the effective tax rate was $848 million, including approximately $530 million related to Kraft. The remainder, if recognized, would principally affect deferred taxes.
Altria Group, Inc.’s unrecognized tax benefits decreased to $700 million as of March 31, 2007, principally due to the spin-off of Kraft. The amount that, if recognized, would impact the effective tax rate is $573 million. Under the Tax Sharing Agreement between Altria Group, Inc. and Kraft, Kraft is responsible for its own pre spin-off tax obligations. However, due to the U.S. federal consolidated tax return regulations, Altria Group, Inc. remains severally liable for Kraft’s pre spin-off federal taxes. As a result, Altria Group, Inc. continues to include $270 million of Kraft’s unrecognized tax benefits in its liability for uncertain tax positions for which Kraft is responsible under the Tax Sharing Agreement. A corresponding receivable from Kraft is included in other assets.
Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, Altria Group, Inc. had $292 million of accrued interest and penalties of which approximately $125 million related to Kraft. The accrued interest and penalties decreased to $242 million at March 31, 2007, principally as a result of the Kraft spin-off. This amount includes $70 million ($46 million after-tax) of Kraft federal interest for which Kraft is responsible under the Tax Sharing Agreement. A corresponding receivable from Kraft is included in other assets.
After adjusting the unrecognized tax benefits of $1,053 million and the interest and penalties of $292 million, discussed above, for certain indirect benefits the liability for income tax contingencies recorded on Altria Group, Inc.’s balance sheet at January 1, 2007, was $1,241 million. After adjusting the unrecognized tax benefits of $700 million and the interest and penalties of $242 million, discussed above, for certain indirect benefits the liability for income tax contingencies recorded on Altria Group, Inc’s balance sheet at March 31, 2007 was $836 million. As a result of the Tax Sharing Agreement and the U.S. federal consolidated tax return regulations, Altria Group, Inc.’s balance sheet at March 31, 2007 includes in other assets a receivable from Kraft of $316 million.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
It is reasonably possible that within the next 12 months certain U.S. state and foreign examinations will be resolved, which could result in a decrease in unrecognized tax benefits and interest and penalties of up to $75 million and $30 million, respectively.
Altria Group, Inc. adopted the provisions of FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” effective January 1, 2007. This Staff Position requires the revenue recognition calculation to be reevaluated if the projected timing of income tax cash flows generated by a leveraged lease is revised. The adoption of this Staff Position by Altria Group, Inc. resulted in a reduction to stockholders’ equity of $124 million as of January 1, 2007.
The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agents Report (“RAR”) on March 15, 2006. Altria Group, Inc. agreed with the RAR, with the exception of certain leasing matters discussed below. Consequently, in March 2006, Altria Group, Inc. recorded non-cash tax benefits of $1.0 billion, which principally represented the reversal of tax reserves following the issuance of and agreement with the RAR. Altria Group, Inc. reimbursed $337 million in cash to Kraft for its portion of the $1.0 billion in tax benefits, as well as pre-tax interest of $46 million. The amounts related to Kraft were reclassified to income from discontinued operations. The tax reversal resulted in an increase to earnings from continuing operations of $631 million for the first quarter of 2006.
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
Note 13. New Accounting Standard:
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which will be effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement will not have a material impact on Altria Group, Inc.’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), are engaged in the manufacture and sale of cigarettes and other tobacco products. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, ALG held a 28.6% economic and voting interest in SABMiller plc (“SABMiller”) at March 31, 2007. ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.
Kraft Spin-Off
On March 30, 2007 (the “Distribution Date”), Altria Group, Inc. spun-off all of its remaining interest (88.9%) in Kraft Foods Inc. (“Kraft”) on a pro rata basis to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007 (the “Record Date”) in a tax-free distribution. Based on the number of shares of Altria Group, Inc. outstanding at the Record Date, the distribution ratio was 0.692024 of a share of Kraft for every share of Altria Group, Inc. common stock outstanding. Altria Group, Inc. stockholders received cash in lieu of fractional shares of Kraft. Following the distribution, only Class A common shares of Kraft are outstanding, and Altria Group, Inc. does not own any shares of Kraft. Altria Group, Inc. has announced its intention to adjust its current dividend so that its stockholders who retain their Altria Group, Inc. and Kraft shares will receive, in the aggregate, the same dividend rate as before the distribution. As in the past, all decisions regarding future dividend increases will be made independently by the Altria Group, Inc. Board of Directors and the Kraft Board of Directors, for their respective companies.
Holders of Altria Group, Inc. stock options were treated similarly to public stockholders and accordingly, had their stock awards split into two instruments. Holders of Altria Group, Inc. stock options received the following stock options, which, immediately after the spin-off, had an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. options:
•	a new Kraft option to acquire the number of shares of Kraft Class A common stock equal to the product of (a) the number of Altria Group, Inc. options held by such person on the Distribution Date and (b) the distribution ratio of 0.692024 mentioned above; and

•	an adjusted Altria Group, Inc. option for the same number of shares of Altria Group, Inc. common stock with a reduced exercise price.
The new Kraft option has an exercise price equal to the Kraft market price at the time of the distribution ($31.66) multiplied by the Option Conversion Ratio, which represents the exercise price of the original Altria Group, Inc. option divided by the Altria Group, Inc. market price immediately before the distribution ($87.81). The reduced exercise price of the adjusted Altria Group, Inc. option is determined by multiplying the Altria Group, Inc. market price immediately following the distribution ($65.90) by the Option Conversion Ratio.
Holders of Altria Group, Inc. restricted stock or stock rights awarded prior to January 31, 2007, retained their existing award and received restricted stock or stock rights of Kraft Class A common stock. The amount of Kraft restricted stock or stock rights awarded to such holders was calculated using the same formula set forth above with respect to new Kraft options. All of the restricted stock and stock rights will vest at the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria

Group, Inc. stock rights awarded on January 31, 2007, did not receive restricted stock or stock rights of Kraft. Rather, they received additional stock rights of Altria Group, Inc. to preserve the intrinsic value of the original award.
To the extent that employees of the remaining Altria Group, Inc. received Kraft stock options, Altria Group, Inc. reimbursed Kraft in cash for the Black-Scholes fair value of the stock options received. To the extent that Kraft employees held Altria Group, Inc. stock options, Kraft reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that holders of Altria Group, Inc. stock rights received Kraft stock rights, Altria Group, Inc. paid to Kraft the fair value of the Kraft stock rights less the value of projected forfeitures. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $179 million from Kraft to Altria Group, Inc. in April 2007. The reimbursement from Kraft is reflected as an increase to the additional paid-in capital of Altria Group, Inc. on the March 31, 2007 condensed consolidated balance sheet.
Kraft was previously included in the Altria Group, Inc. consolidated federal income tax return, and federal income tax contingencies were recorded as liabilities on the balance sheet of ALG. As part of the intercompany account settlement discussed below, ALG reimbursed Kraft in cash for these liabilities, which as of March 30, 2007, were approximately $305 million, plus pre-tax interest of $63 million ($41 million after taxes). ALG also reimbursed Kraft in cash for the federal income tax consequences of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) (approximately $70 million plus pre-tax interest of $14 million, $9 million after taxes). See Note 12. Income Taxes for a discussion of the FIN 48 adoption and the Tax Sharing Agreement between Altria Group, Inc. and Kraft.
A subsidiary of ALG previously provided Kraft with certain services at cost plus a 5% management fee. After the Distribution Date, Kraft undertook these activities, and any remaining limited services provided to Kraft will cease in 2007. All intercompany accounts were settled in cash within 30 days of the Distribution Date. The settlement of the intercompany accounts (including the amounts discussed above related to stock awards and tax contingencies) resulted in a net payment from Kraft to ALG of $85 million in April 2007.
The distribution resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $27.4 billion on the Distribution Date.
Altria Group, Inc. has reflected the results of Kraft prior to the Distribution Date as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for all periods presented. The assets and liabilities related to Kraft were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2006.

Executive Summary
The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Operating Results for the Quarter Ended March 31, 2007 - The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the quarter ended March 31, 2007, from the quarter ended March 31, 2006, were due primarily to the following (in millions, except per share data):

		Diluted EPS
	Earnings from	From
	Continuing	Continuing
	Operations	Operations
For the quarter ended March 31, 2006	$2,597	$1.24

2006 International tobacco Italian antitrust charge	61	0.03
2006 Asset impairment and exit costs	1
2006 Interest on tax reserve transfers to Kraft	29	0.01
2006 Tax items	(631)	(0.30)

Subtotal 2006 items	(540)	(0.26)

2007 Asset impairment and exit costs	(81)	(0.04)
2007 Recoveries from airline industry exposure	83	0.04
2007 Interest on tax reserve transfers to Kraft	(50)	(0.02)

Subtotal 2007 items	(48)	(0.02)

Currency	62	0.03
Change in tax rate	10
Operations	44	0.02

For the quarter ended March 31, 2007	$2,125	$1.01

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.
International Tobacco Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.
Recoveries from Airline Industry Exposure - During the first quarter of 2007, PMCC recorded a pre-tax gain of $129 million ($83 million after taxes) on the sale of its ownership interest in certain leveraged lease investments in aircraft, which represented a partial cash recovery of amounts that had been previously written down.
Currency - The favorable currency impact is due primarily to the weakness of the U.S. dollar versus the euro and the Russian ruble.
Income Taxes – Altria Group, Inc.’s income tax rate increased 20.7 percentage points to 33.5%. The 2006 tax rate includes $631 million of non-cash tax benefits, representing the reversal of tax reserves after the U.S. Internal Revenue Service (“IRS”) concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 in the first quarter of 2006.
Interest on Tax Reserve Transfers to Kraft – As further discussed in Note 1. Basis of Presentation and Kraft Spin-Off, and Note 12. Income Taxes, the interest on tax reserves transferred to Kraft is related to the spin-off and the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for

Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) in 2007 and the conclusion of an IRS audit in 2006.
Continuing Operations – The increase in earnings from continuing operations was due primarily to the following:
•	Higher international tobacco income, reflecting higher pricing, partially offset by higher marketing, administration and research costs, and unfavorable volume/mix;
partially offset by:
•	Lower financial services income (after excluding the impact of the recoveries from airline industry exposure), reflecting lower asset management gains and lower revenues.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.
2007 Forecasted Results - On April 19, 2007, Altria Group, Inc. raised its forecast for reported 2007 full-year diluted earnings per share from continuing operations to a range of $4.20 to $4.25, up from its previously disclosed range of $4.15 to $4.20, reflecting an improved outlook at PMI, due partially to favorable currency. The forecast reflects a higher tax rate in 2007 versus 2006, and includes net charges of approximately $0.03 per share, of which $0.02 per share were recorded in the first quarter of 2007. The forecast excludes Kraft, which is accounted for as a discontinued operation in 2007, reflecting distribution of Kraft shares. The forecast also excludes the impact of any potential future acquisitions or divestitures. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.
Discussion and Analysis
Consolidated Operating Results
See pages 64-67 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)

Net revenues:
Domestic tobacco	$4,245	$4,323
International tobacco	13,268	11,801
Financial services	43	108

Net revenues	$17,556	$16,232

Operating income:
Operating companies income:
Domestic tobacco	$1,130	$1,116
International tobacco	2,154	1,967
Financial services	160	96
Amortization of intangibles	(6)	(5)
General corporate expenses	(188)	(113)

Operating income	$3,250	$3,061

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
The following events that occurred during the quarter ended March 31, 2007 and 2006, affected the comparability of statement of earnings amounts.
•	Income Tax Benefit – The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. Consequently, in March 2006, Altria Group, Inc. recorded non-cash tax benefits of approximately $1.0 billion, which principally represented the reversal of tax reserves following the issuance of and agreement with the RAR. Altria Group, Inc. reimbursed $337 million in cash to Kraft for its portion of the $1.0 billion in tax benefits, as well as pre-tax interest of $46 million. The amounts related to Kraft were reclassified to income from discontinued operations. The tax reversal resulted in an increase to earnings from continuing operations of $631 million for the first quarter of 2006.
•	Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.
•	Asset Impairment and Exit Costs – For the quarters ended March 31, 2007 and 2006, pre-tax asset impairment and exit costs consisted of the following:

		For the Three Months Ended
		March 31,
		2007	2006
		(in millions)

Separation program	International tobacco	$62	$2
Separation program	General corporate	17
Kraft spin-off fees	General corporate	44

Asset impairment and exit costs		$123	$2

Pre-tax charges at PMI primarily related to severance costs for the streamlining of various administrative functions and operations. Cash payments related to exit costs at PMI were $23 million for the three months ended March 31, 2007. Remaining future cash payments for exit costs incurred in the first quarter of 2007 and previous periods are expected to be approximately $140 million.

General corporate pre-tax charges primarily related to investment banking fees associated with the Kraft spin-off and charges related to the streamlining of various corporate functions.

•	Recoveries from Airline Industry Exposure – During the first quarter of 2007, PMCC recorded a pre-tax gain of $129 million on the sale of its ownership interest in certain leveraged lease investments in aircraft, which represented a partial cash recovery of amounts that had been previously written down.

•	Discontinued Operations – As more fully discussed in Note 1. Basis of Presentation and Kraft Spin-Off, and Note 7. Divestitures, on March 30, 2007, Altria Group, Inc. distributed all of its remaining interest in Kraft on a pro-rata basis to Altria Group, Inc. stockholders in a tax-free distribution. Altria Group, Inc. has reflected the results of Kraft prior to the distribution date as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for all periods presented. The assets and liabilities related to Kraft were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2006.

Consolidated Results of Operations for the Three Months Ended March 31, 2007
The following discussion compares consolidated operating results for the three months ended March 31, 2007, with the three months ended March 31, 2006.
Net revenues, which include excise taxes billed to customers, increased $1.3 billion (8.2%). Excluding excise taxes, net revenues increased $351 million (4.0%), due primarily to an increase in international tobacco revenues and favorable currency, partially offset by lower revenues from the financial services and domestic tobacco businesses.
Operating income increased $189 million (6.2%), due primarily to higher operating results from the international tobacco business, an increase at PMCC due to cash recoveries in 2007 from assets which had previously been written down, the favorable impact of currency, and the 2006 Italian antitrust charge at PMI, partially offset by higher charges for asset impairment and exit costs.
Currency movements increased net revenues by $722 million ($274 million, after excluding the impact of currency movements on excise taxes) and operating income by $96 million. These increases were due primarily to the weakness versus prior year of the U.S. dollar against the euro and Russian ruble.
Interest and other debt expense, net, of $114 million decreased $33 million, due primarily to lower debt levels, partially offset by higher interest on tax reserve transfers to Kraft.
Altria Group, Inc.’s income tax rate increased 20.7 percentage points to 33.5%. The 2006 tax rate includes $631 million of non-cash tax benefits, principally representing the reversal of tax reserves after the U.S. IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 in the first quarter of 2006.
Earnings from continuing operations of $2.1 billion decreased $472 million (18.2%), due primarily to the reversal of tax reserves in 2006, partially offset by higher operating income and lower interest and other debt expense, net. Diluted and basic EPS from continuing operations of $1.01, decreased by 18.5% and 19.2%, respectively.
Earnings from discontinued operations, net of income taxes and minority interest (which represent the results of Kraft prior to the spin-off), decreased $255 million (29.0%), reflecting lower net earnings from Kraft due primarily to the 2006 reversal of tax reserves.
Net earnings of $2.8 billion decreased $727 million (20.9%). Diluted and basic EPS from net earnings of $1.30 and $1.31, respectively, decreased by 21.2% and 21.6%, respectively.
Operating Results by Business Segment
Tobacco
Business Environment
Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking
The tobacco industry, both in the United States and abroad, faces a number of challenges that may adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and ALG.

These challenges, which are discussed below and in the Cautionary Factors That May Affect Future Results section, include:
•	pending and threatened litigation and bonding requirements as discussed in Note 11. Contingencies (“Note 11”);

•	the trial court’s decision in the civil lawsuit filed by the United States government against various cigarette manufacturers and others, including PM USA and ALG, discussed in Note 11;

•	punitive damages verdicts against PM USA in certain smoking and health cases discussed in Note 11;

•	competitive disadvantages related to price increases in the United States attributable to the settlement of certain tobacco litigation;

•	actual and proposed excise tax increases worldwide as well as changes in tax structures in foreign markets;

•	the sale of counterfeit cigarettes by third parties;

•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations, and the potential assertion of claims, relating to contraband shipments of cigarettes;

•	governmental investigations;

•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;

•	actual and proposed restrictions on imports in certain jurisdictions outside the United States;

•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales;

•	actual and proposed tobacco regulation and legislation in the United States that could put PMI at a competitive disadvantage;

•	governmental and private bans and restrictions on smoking;

•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking;

•	governmental requirements setting ignition propensity standards for cigarettes; and

•	actual and proposed tobacco legislation and regulation both inside and outside the United States.
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
Minimum Retail Selling Price Laws: Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has commenced infringement proceedings against these Member States, claiming that minimum retail selling price systems infringe EU law. In March 2007, the European Commission brought an action against France in the European Court of Justice on the ground that France’s minimum retail selling price system infringes EU law. If the European Commission’s actions are successful, they could adversely impact excise tax levels and/or price gaps in those markets.
Tar and Nicotine Test Methods and Brand Descriptors: A number of governments and public health organizations throughout the world have determined that the existing standardized machine-based methods for measuring tar and nicotine yields do not provide useful information about tar and nicotine deliveries and that such results are misleading to smokers. For example, in the 2001 publication of Monograph 13, the U.S. National Cancer Institute (“NCI”) concluded that measurements based on the Federal Trade Commission (“FTC”) standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” Thereafter, the FTC issued a press release indicating that it would be working with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors. That petition remains pending. In addition, the World Health Organization (“WHO”) has concluded that these standardized measurements are “seriously flawed” and that measurements based upon the current standardized methodology “are misleading and should not be displayed.” The International Organization for Standardization (“ISO”) established a working group, chaired by the WHO, to propose a new measurement method which would more accurately reflect human smoking behavior. The working group has issued a final report proposing two alternative smoking methods. Currently, ISO is in the process of deciding whether to begin further development of the two methods or to wait for additional guidance from the governing body of the WHO’s Framework Convention on Tobacco Control (“FCTC”).
In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly challenged the use of descriptors — such as “light,” “mild,” and “low tar” — that are based on measurements produced by those methods. For example, the European Commission has concluded that descriptors based on standardized tar and nicotine yield measurements “may mislead the consumer” and has prohibited the use of descriptors. Public health organizations have also urged that descriptors be banned. For example, the Scientific Advisory Committee of the WHO concluded that descriptors such as “light, ultra-light, mild and low tar” are “misleading terms” and should be banned. In 2003, the WHO proposed the FCTC, a treaty that requires signatory nations to adopt and implement measures to ensure that descriptive terms do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.” Such terms “may include ‘low tar,’ ‘light,’ ‘ultra-light,’ or ‘mild.’” For a discussion of the FCTC, see below under the heading “The WHO’s Framework Convention on

Tobacco Control.” In addition, public health organizations in Canada and the United States have advocated “a complete prohibition of the use of deceptive descriptors such as ‘light’ and ‘mild.’” In July 2005, PMI’s Australian affiliates agreed to refrain from using descriptors in Australia on cigarettes, cigarette packaging and on material intended to be disseminated to the general public in Australia in relation to the marketing, advertising or sale of cigarettes.
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
Food and Drug Administration (“FDA”) Regulations: On February 15, 2007, bipartisan legislation was introduced in the United States Senate and House of Representatives that, if enacted, would grant the FDA broad authority to regulate the design, manufacture and marketing of tobacco products and disclosures of related information. This legislation would also grant the FDA the authority to address counterfeit and contraband tobacco products and would impose fees to pay for the cost of regulation and other matters. ALG and PM USA support this legislation. Whether Congress will grant the FDA broad authority over tobacco products cannot be predicted.
Tobacco Quota Buy-Out: In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by four of the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. For a discussion of the NTGST, see Note 11. Altria Group, Inc. does not anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2007 and beyond.
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
It is the policy of PM USA and PMI to support a single, consistent public health message on the health effects of cigarette smoking in the development of diseases in smokers, smoking and addiction, and on exposure to ETS. It is also their policy to defer to the judgment of public health authorities as to the content of warnings in advertisements and on product packaging regarding the health effects of smoking, addiction and exposure to ETS.
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
The WHO’s Framework Convention on Tobacco Control (“FCTC”): The FCTC entered into force on February 27, 2005. As of May 1, 2007, the FCTC had been signed by 168 countries and the EU, ratified by 145 countries and confirmed by the EU. The FCTC is the first treaty to establish a global agenda for tobacco regulation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product advertising and promotion; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that may include the use of pictures or graphic images; adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers.
Each country that ratifies the treaty must implement legislation reflecting the treaty’s provisions and principles. While not agreeing with all of the provisions of the treaty, PM USA and PMI have expressed hope that the treaty will lead to the implementation of meaningful, effective and coherent regulation of tobacco products around the world.
Reduced Cigarette Ignition Propensity Legislation: Legislation requiring cigarettes to meet reduced ignition propensity standards is being considered in many states, at the federal level and in jurisdictions outside the United States. New York State implemented ignition propensity standards in June 2004. To date, the same standards have been enacted by ten other states, effective as follows: Vermont (May 2006), California (January 2007), Oregon (April 2007), New Hampshire (October 2007), Illinois (January 2008), Massachusetts (January 2008), Kentucky (April 2008), Montana (May 2008), New Jersey (June 2008) and Utah (July 2008). Similar legislation has been enacted in Canada and took effect in October 2005. PM USA supports the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards and apply to all cigarettes sold in the United States. Similarly, PMI believes that reduced ignition propensity standards should be uniform, technically feasible, and applied to all manufacturers.
Other Legislation or Governmental Initiatives: Legislative and regulatory initiatives affecting the tobacco industry have been adopted or are being considered in a number of countries and jurisdictions. In 2001, the EU adopted a directive on tobacco product regulation requiring EU Member States to implement regulations that reduce maximum permitted levels of tar, nicotine and carbon monoxide yields; require manufacturers to disclose ingredients and toxicological data; and require cigarette packs to carry health warnings covering no less than 30% of the front panel and no less than 40% of the back panel. The directive also gives Member States the option of introducing graphic warnings as of 2005; requires tar, nicotine and carbon monoxide data to cover at least 10% of the side panel; and prohibits the use of texts, names, trademarks and figurative or other signs suggesting that a particular tobacco product is less harmful than others. All 27 EU Member States have implemented the directive.
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
In the United States in recent years, various members of federal and state governments have introduced legislation that would subject cigarettes to various regulations; restrict or eliminate the use of descriptors such as “lights” or “ultra lights;” establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; further restrict the advertising of cigarettes; require additional warnings, including graphic warnings, on packages and in advertising; eliminate or reduce the tax deductibility of tobacco advertising; provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act not be used as a defense against liability under state statutory or common law; and allow state and local governments to restrict the sale and distribution of cigarettes. In addition, legislation and regulation inside the United States could put PMI at a disadvantage vis a vis its international competitors.
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
Governmental Investigations: From time to time, ALG and its subsidiaries are subject to governmental investigations on a range of matters. In this regard, ALG believes that Canadian authorities are contemplating a legal proceeding based on an investigation of ALG entities relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s. ALG and its subsidiaries cannot predict the outcome of this investigation or whether additional investigations may be commenced.
Cooperation Agreement between PMI and the European Commission: In July 2004, PMI entered into an agreement with the European Commission (acting on behalf of the European Community) and 10 Member States of the EU that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. To date, 26 of the 27 Member States have signed the agreement. The agreement resolves all disputes between the European Community and the Member States that signed the agreement, on the one hand, and PMI and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years. In the second quarter of 2004, PMI recorded a pre-tax charge of $250 million for the initial payment. The agreement calls for payments of approximately

$150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary (this payment was made in July 2006), and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the EU in the year preceding payment. PMI will record these payments as an expense in cost of sales when product is shipped. PMI is also responsible to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and is subject to payments of five times the applicable taxes and duties if product seizures exceed 90 million cigarettes in a given year. To date, PMI's payments related to product seizures have been immaterial.
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
Operating Results – Three Months Ended March 31, 2007
The following discussion compares tobacco operating results for the three months ended March 31, 2007, with the three months ended March 31, 2006.

	For the Three Months Ended March 31,
			Operating
	Net Revenues		Companies Income
	2007	2006	2007	2006
	(in millions)
Domestic tobacco	$4,245	$4,323	$1,130	$1,116
International tobacco	13,268	11,801	2,154	1,967

Total tobacco	$17,513	$16,124	$3,284	$3,083

Domestic tobacco. PM USA’s net revenues, which include excise taxes billed to customers, decreased $78 million (1.8%). Excluding excise taxes, net revenues decreased $23 million (0.7%) to $3.4 billion, due primarily to lower volume ($310 million), partially offset by lower wholesale promotional allowance rates and higher list prices ($284 million).
Operating companies income increased $14 million (1.3%), due primarily to lower wholesale promotional allowance rates and decreased promotional spending, net of higher ongoing resolution costs ($134 million) and lower marketing, administration and research costs ($92 million, net of higher spending on new products), largely offset by lower volume ($210 million).
PM USA’s shipment volume was 40.6 billion units, a decrease of 6.2% or 2.7 billion units. PM USA estimates that overall industry weakness accounted for about 2.0 billion units of this shipment decline. The balance was due primarily to higher wholesaler inventory depletions of PM USA brands, timing of promotions and consumer pantry purchases in advance of the January 1, 2007 excise tax increase in Texas. Adjusting for these factors, PM USA estimates its volume decline would have been approximately 5%. In the premium segment, PM USA’s shipment volume decreased 6.2%. Marlboro shipment volume decreased 2.1 billion units (6.0%) to 33.3 billion units. In the discount segment, PM USA’s shipment volume also decreased with Basic shipment volume down 7.5% to 3.2 billion units.

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. This panel was not designed to capture sales through other channels, including Internet and direct mail:

	For the Three Months Ended
	March 31,
	2007	2006
Marlboro	40.8%	40.4%
Parliament	1.9	1.8
Virginia Slims	2.2	2.3
Basic	4.1	4.2

Focus on Four Brands	49.0	48.7
Other	1.4	1.7

Total PM USA	50.4%	50.4%

PM USA estimates that total cigarette industry volume declined between 4% and 5% during the first quarter of 2007, a rate significantly higher than the long-term underlying trend. The accelerated rate of decline was driven by a number of price-related factors, including reductions in manufacturers’ off-invoice allowances and increases in manufacturers’ list prices related to stepped-up resolution payments, as well as increased state excise taxes, primarily in Texas. PM USA estimates that, as the year unfolds, the industry decline will moderate, and that for the full year, the total industry volume decline will be about 3% to 4%.
Effective December 18, 2006, PM USA reduced its wholesale promotional allowance on its Focus on Four brands by $1.00 per carton, from $5.00 to $4.00 and increased the price of its other brands by $5.00 per thousand cigarettes or $1.00 per carton. Effective February 12, 2007, PM USA increased the price of its other brands by $9.95 per thousand cigarettes or $1.99 per carton.
PM USA cannot predict future long-term changes or rates of change in domestic tobacco industry volume, the relative sizes of the premium and discount segments or its shipment or retail market share; however, it believes that its results may be materially adversely affected by the other items discussed under the caption “Tobacco–Business Environment.”
International tobacco. International tobacco net revenues, which include excise taxes billed to customers, increased $1.5 billion (12.4%). Excluding excise taxes, net revenues increased $439 million (8.6%) to $5.5 billion, due primarily to favorable currency ($274 million), price increases ($190 million) and the impact of acquisitions ($16 million), partially offset by unfavorable volume/mix ($41 million).
Operating companies income increased $187 million (9.5%), due primarily to price increases, net of higher costs ($154 million), favorable currency ($96 million), the Italian antitrust charge in 2006 ($61 million) and lower fixed manufacturing costs ($19 million), partially offset by higher pre-tax charges for asset impairment and exit costs ($60 million), unfavorable volume/mix ($42 million), higher marketing, administration and research costs ($31 million, including $30 million for a distributor termination in Indonesia) and the impact of divestitures ($14 million).
PMI’s cigarette volume of 213.3 billion units increased 3.1 billion units (1.5%), due primarily to an acquisition in Pakistan in March 2007 and higher volume in Argentina, Egypt, Indonesia, Italy, Korea, North Africa, Poland and Ukraine, partially offset by lower volume in Japan and Russia. Excluding the acquisition in Pakistan, PMI’s cigarette shipment volume was essentially flat. PMI’s total tobacco volume, which included 1.9 billion cigarette equivalent units of other tobacco products, grew 1.3%. Excluding the acquisition in Pakistan, PMI’s total tobacco volume was essentially flat.

PMI achieved market share gains in a number of important markets, including Argentina, Australia, Austria, Egypt, Finland, France, Greece, Hong Kong, Hungary, Indonesia, Italy, Korea, Mexico, the Philippines, Poland, Portugal, Serbia, Singapore, Sweden, Ukraine and the United Kingdom.
Volume for Marlboro cigarettes decreased 2.8%, due primarily to inventory depletions in Japan and market contraction in the vending segment in Germany, partially offset by higher volume in Italy, Russia, North Africa, worldwide duty-free and Korea. Marlboro market share increased in many important markets, including Brazil, France, Greece, Hong Kong, Hungary, Italy, Kazakhstan, Korea, Kuwait, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Singapore, Ukraine and the United Kingdom.
European Union. In the European Union, PMI’s cigarette volume increased 3.4%, due largely to gains in the Czech Republic, Hungary, Italy and Poland, partially offset by declines in France, Germany and the United Kingdom. Cigarette market share in the European Union rose 0.2 share points to 39.5%, with strong performances in France, Hungary, Italy and Poland, largely offset by declines in the Czech Republic, Germany and Spain.
In Italy, the total cigarette market was down 0.5% versus the year-ago quarter. PMI’s cigarette shipment volume increased 7.7%, due to favorable inventory movement. PMI’s market share in Italy increased 0.9 share points to 54.2%, driven by Marlboro, Chesterfield and Diana.
In Germany, PMI’s total tobacco volume (which includes other tobacco products) decreased 6.8%, due mainly to lower other tobacco products volume. PMI’s cigarette volume declined 3.5%. The total cigarette market in Germany grew slightly, due to growth of the low-price segment. However, PMI’s market share declined 0.9 share points to 36.2%, largely attributable to the contraction of industry sales through the vending channel. Total industry sales through the vending channel declined 38% in the first quarter of 2007, due to a reduction in the number of vending machines as a result of new regulations that require electronic age verification. Compliance with these regulations resulted in the elimination of many older-generation vending machines, and access to the remaining machines has become more complex and less convenient. As a consequence, even though PMI’s total cigarette share in vending and in other trade channels grew 0.2 share points and 0.6 share points, respectively, its overall share declined. Marlboro share declined 3.5 share points, partially offset by a gain of 2.6 share points for L&M. Marlboro’s share declined to 25.9%, reflecting consumer down-trading to low-price brands and losses in the vending machine channel. With a 42.1% share of the vending channel, Marlboro was disproportionately impacted by the decline in industry sales through this channel.
In Spain, the total cigarette market and PMI’s shipment volume were essentially flat. PMI’s market share declined 1.0 share point to 31.7%, due mainly to Marlboro, which suffered from a difficult comparison to the prior-year period. However, PMI experienced improvement in its profitability in Spain during the first quarter of 2007.
In France, shipment volume decreased 2.5%, due mainly to unfavorable timing of shipments. Market share increased 0.7 share points to 43.3%, driven by Marlboro and the Philip Morris brand.
In Poland, PMI’s shipment volume was up 8.3% and market share increased 2.3 share points to 40.8%, driven mainly by Marlboro and L&M, partially offset by the continuing decline of the low-price 70mm segment.
In the Czech Republic, PMI’s shipment volume was up 21.1%, due to trade purchases prior to the March 2007 excise tax increase. Market share was lower, due to competitive activity.
Eastern Europe, Middle East and Africa. In Eastern Europe, Middle East and Africa, volume decreased 0.5%, driven by declines in Russia and Turkey, partially offset by gains in Algeria, Egypt and Ukraine. In Russia, shipments were down 6.6% and share declined 0.2 share points to 26.6%, due largely to L&M and local low-price brands, partially offset by higher sales and market share of higher-margin international brands, Marlboro, Parliament and Chesterfield. In Turkey, shipments declined 3.5% and market share declined 2.1 share points to 41.4%, due to the February 2007 tax-driven retail price increase. In Ukraine, shipments grew 6.4% and share rose 0.5 share points to 33.2%, driven by continued consumer up-trading to premium brands, particularly Marlboro and Chesterfield. In Egypt, improved economic conditions and increased tourism continued to fuel the growth of the total cigarette industry and premium brands. PMI’s shipments rose 28.2% and share advanced 1.0 share point to 11.4%, driven by Marlboro and L&M.
Asia. In Asia, volume increased 0.4%, reflecting the acquisition in Pakistan. Excluding this acquisition, volume in Asia was down 5.2%, due primarily to lower volume in Japan, partially offset by gains in Indonesia and Korea. In Japan, the total market declined 5.7%, driven by the July 1, 2006 tax-driven price increase. Market share in Japan remained unchanged at 24.7%. PMI’s shipments in Japan were down 17.5%, due to the effects of the 2006 price increase and an unfavorable comparison with the prior year quarter, which included distributor purchases in advance of the 2006 price increase, and higher inventories at year-end 2006. In Indonesia, PMI shipment volume rose 5.8% and market share increased 0.5 share points to 28.4%, led by A Hijau. In Korea, shipments increased 25.8%, reflecting the timing of shipments and the launch of Marlboro Filter Plus in the fourth quarter of 2006.
Latin America. In Latin America, volume increased 0.3%, driven by gains in Argentina, partially offset by the timing of shipments in Mexico. In Argentina, the total market was up 2.3%, while PMI shipments grew 9.8% and share was up 4.7 share points, due mainly to the Philip Morris brand. In Mexico, PMI shipments declined 6.3%, reflecting increased trade purchases in the fourth quarter of 2006 ahead of the 2007 tax increase. However, market share rose 0.7 share points to 62.3%, driven by the launch of Delicados Supremos in January 2007 and the continued growth of Benson & Hedges.
Financial Services
Business Environment
In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the first quarter of 2007 and 2006, PMCC received proceeds from asset sales and maturities of $199 million and $170 million, respectively, and recorded gains of $137 million and $58 million, respectively, in operating companies income.
Included in the proceeds for 2007 was PMCC’s sale of its ownership interest in its leveraged lease investments in certain aircraft during the first quarter of 2007. The proceeds received represented a partial recovery of amounts previously provided for in the allowance for losses. The sales resulted in additional operating companies income of $129 million in the first quarter of 2007. The remaining finance asset balance was written-off against the allowance for losses.
Among its leasing activities, PMCC leases a number of aircraft, predominantly to major U.S. passenger carriers. At March 31, 2007, $1.6 billion of PMCC’s finance asset balance related to aircraft. One of PMCC’s aircraft lessees, Northwest Airlines, Inc. (“Northwest”), is currently under bankruptcy protection. In addition, PMCC leases one natural gas-fired power plant to an indirect subsidiary of Calpine Corporation (“Calpine”). Calpine, which has guaranteed the lease, is currently operating under bankruptcy protection. PMCC does not record income on leases in bankruptcy. Should a lease rejection or foreclosure occur, it would result in the write-off of the finance asset balance against PMCC’s allowance for losses and the acceleration of deferred tax payments on these leases. At March 31, 2007, PMCC’s finance asset balances for these leases were as follows:
•	Northwest – PMCC has remaining leveraged leases for three Airbus A-320 aircraft totaling $32 million, of which a portion of the outstanding finance asset balance has been provided for in the allowance for losses.

•	Calpine – PMCC’s leveraged lease exposure for one 750 megawatt (“MW”) natural gas-fired power plant (located in Pasadena, Texas) was $60 million. The lessee (an affiliate of Calpine) was not included as part of the bankruptcy filing of Calpine. In addition, PMCC’s leases for two 265 MW natural gas-fired power plants (located in Tiverton, Rhode Island, and Rumford, Maine), which were part of the bankruptcy filing, were rejected during 2006. It is anticipated that at some point during the Calpine bankruptcy proceedings, PMCC’s interest in these plants will be foreclosed upon by the lenders under the leveraged leases and accordingly it has been fully reserved. Based on PMCC’s assessment of the prospect for recovery on the Pasadena plant, a portion of the outstanding finance asset balance has been provided for in the allowance for losses.
At March 31, 2007, PMCC’s allowance for losses was $223 million. During the first quarter of 2007, PMCC decreased its allowance for losses by $257 million related to the sale of its ownership interest in certain aircraft as discussed above.
As discussed further in Note 12. Income Taxes, the IRS has disallowed benefits pertaining to several PMCC leverage lease transactions for the years 1996 through 1999.
Operating Results

	2007	2006
	(in millions)
Net revenues:
Quarter ended March 31,	$43	$108

Operating companies income:
Quarter ended March 31,	$160	$96

PMCC’s net revenues for the quarter ended March 31, 2007 decreased $65 million (60.2%) from the comparable period in 2006, due primarily to lower gains from asset management activity and lower lease revenues due to lower investment balances. PMCC’s operating companies income for the quarter ended March 31, 2007 increased $64 million (66.7%) from the quarter ended March 31, 2006, due primarily to a cash recovery of $129 million at PMCC from assets which had been previously written down, partially offset by lower asset management gains and lower revenues.
Financial Review
Net Cash Used In Operating Activities, Continuing Operations
During the first quarter of 2007, net cash used in operating activities on a continuing operations basis was $665 million compared with $1.2 billion during the comparable 2006 period. The decrease in cash used in operating activities was due primarily to higher earnings from continuing operations (after excluding the non-cash reversal of income tax reserves in 2006), lower pension plan contributions and the 2006 payment related to the escrow bond deposit for the Price domestic tobacco case, partially offset by a higher use of cash to fund working capital. The higher use of working capital was due primarily to the timing of excise tax payments and shipments at PMI, partially offset by inventory build up at PMI in the first quarter of 2006 in anticipation of excise tax increases.
Net Cash Used in Investing Activities, Continuing Operations
One element of PMI’s growth strategy is to strengthen its brand portfolio and/or expand its geographic reach through active programs of selective acquisitions. PM USA from time to time considers acquisitions as part of its adjacency strategy.

During the first quarter of 2007, net cash used by investing activities on a continuing operations basis was $412 million, compared with $3 million during the first quarter of 2006. The increase in cash used was due primarily to PMI’s purchase of a Pakistan cigarette manufacturer in the first quarter of 2007.
Net Cash Used in Financing Activities, Continuing Operations
During the first quarter of 2007, net cash used in financing activities on a continuing operations basis was $1.5 billion, compared with $2.6 billion during the first quarter of 2006. The decrease in cash used in financing activities was due primarily to the repayment of debt in the first quarter of 2006, as compared with a net issuance of debt in the first quarter of 2007.
Debt and Liquidity
Credit Ratings – At March 31, 2007, ALG’s debt ratings by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s Standard & Poor’s Fitch	P-2 A-2 F-2	Baa1 BBB BBB+	Stable Positive Stable
ALG’s credit quality, measured by 5 year credit default swaps, has improved over the past year with swap levels which approximate that of Single-A rated issuers.
Credit Lines – ALG and PMI maintain separate revolving credit facilities. ALG intends to use its revolving credit facilities to support the issuance of commercial paper.
The purchase price of the Sampoerna acquisition was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility (which, through repayments has been reduced to euro 1.5 billion) and a euro 2.0 billion five-year revolving credit facility. These facilities, which are not guaranteed by ALG, require PMI to maintain an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio of not less than 3.5 to 1.0. At March 31, 2007, PMI’s ratio calculated in accordance with the agreements was 29.5 to 1.0.
In March 2007, ALG negotiated a new 364-day revolving credit facility in the amount of $1.0 billion, which expires on March 27, 2008, and replaces ALG’s 364-day facility which was due to mature on March 30, 2007. In addition, ALG maintains a multi-year credit facility in the amount of $4.0 billion, which expires in April 2010. The ALG facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreements, of not less than 2.5 to 1.0. At March 31, 2007, the ratio calculated in accordance with the agreements was 17.5 to 1.0.
ALG and PMI expect to continue to meet their respective covenants. These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral. The multi-year facilities enable the respective companies to reclassify short-term debt on a long-term basis.

At March 31, 2007, credit lines for ALG and PMI, and the related activity, were as follows (in billions of dollars):

ALG	March 31, 2007
			Commercial
	Credit	Amount	Paper	Lines
Type	Lines	Drawn	Outstanding	Available
364-day	$1.0	$–	$–	$1.0
Multi-year	4.0			4.0

	$5.0	$–	$–	$5.0

PMI	March 31, 2007
	Credit	Amount	Lines
Type	Lines	Drawn	Available
euro 2.5 billion, 3-year term loan	$2.0	$2.0	$–
euro 2.0 billion, 5-year revolving credit	2.6	0.5	2.1

	$4.6	$2.5	$2.1

In addition to the above, certain international subsidiaries of PMI maintain credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.2 billion are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $0.4 billion at March 31, 2007 and December 31, 2006, respectively.
Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $8.5 billion at March 31, 2007 and December 31, 2006. Total consumer products debt was $7.4 billion at March 31, 2007 and December 31, 2006. Total consumer products debt includes PMI third-party debt of $3.3 billion and $2.8 billion at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006 (after giving effect to the Kraft spin-off), Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.51 and 0.58, respectively. The ratio of total debt to total equity was 0.59 and 0.67 at March 31, 2007 and December 31, 2006 (after giving effect to the Kraft spin-off), respectively.
ALG does not guarantee the debt of PMI.
Guarantees – As discussed in Note 11, at March 31, 2007, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes and divestiture activities, approximated $283 million, of which $278 million have no specified expiration dates. The remainder expire through 2010, with none expiring through March 31, 2008. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at March 31, 2007, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2007, subsidiaries of ALG were also contingently liable for $2.4 billion of guarantees related to their own performance, consisting of the following:
•	$2.1 billion of guarantees of excise tax and import duties related primarily to international shipments of tobacco products. In these agreements, financial institutions provide guarantees of tax payments to the respective governments. PMI then issues guarantees to the respective financial institutions for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s condensed consolidated balance sheet.
•	$0.3 billion of other guarantees related to the tobacco businesses.
Although Altria Group, Inc.’s guarantees of its own performance are frequently short-term in nature, the short-term guarantees are expected to be replaced, upon expiration, with similar guarantees of similar amounts. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Payments Under State Settlement and Other Tobacco Agreements – As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States and also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust have now been eliminated by the obligations imposed on PM USA by FETRA. During 2004, PMI entered into a cooperation agreement with the European Community. Each of these agreements calls for payments that are based on variable factors, such as cigarette volume, market shares and inflation. PM USA and PMI account for the cost of these agreements as a component of cost of sales as product is shipped.
As a result of these agreements and the enactment of FETRA, PM USA and PMI recorded the following amounts in cost of sales (in millions):

	For the Three Months Ended
	March 31,
	2007	2006
PM USA	$1,256	$1,179
PMI	23	26

Total	$1,279	$1,205

Based on current agreements and current estimates of volume and market share, the estimated amounts that PM USA and PMI may charge to cost of sales under these agreements will be approximately as follows (in billions):

	PM USA		PMI		Total
2007	$5.6		$0.1		$5.7
2008	5.7		0.1		5.8
2009	5.7		0.1		5.8
2010	5.8		0.1		5.9
2011	5.8		0.1		5.9
2012 to 2016	5.9	annually	0.1	annually	6.0	annually
Thereafter	6.0	annually			6.0	annually
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
Litigation Escrow Deposits – As discussed in Note 11, in connection with obtaining a stay of execution in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the March 31, 2007 and December 31, 2006 condensed consolidated balance sheets as other assets. As discussed in Note 11, in July 2006, the Florida Supreme Court issued its ruling in the Engle case. The escrow and deposit amounts will be returned to PM USA subject to and upon the completion of review of the judgment. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.
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
With respect to certain adverse verdicts and judicial decisions currently on appeal, other than the Engle case discussed above, as of March 31, 2007, PM USA has posted various forms of security totaling approximately $193 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.
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
Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006. At March 31, 2007, PMCC’s net finance receivable of $6.2 billion in leveraged leases, which is included in the line item on Altria Group, Inc.’s condensed consolidated balance sheet of finance assets, net, consists of rents receivable ($21.1 billion) and the residual value of assets under lease ($1.6 billion), reduced by third-party nonrecourse debt ($13.9 billion) and unearned income ($2.6 billion). The payment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within the line item finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at March 31, 2007, also include net finance receivables for direct finance leases ($0.5 billion) and an allowance for losses ($0.2 billion).
Equity and Dividends
As discussed in Note 1. Basis of Presentation and Kraft Spin-Off, on March 30, 2007, Altria Group, Inc. spun-off all of its remaining interest (88.9%) in Kraft on a pro rata basis to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007 in a tax-free distribution. The distribution resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $27.4 billion on March 30, 2007.
As discussed in Note 8. Stock Plans, in January 2007, Altria Group, Inc. issued 1.7 million rights to receive shares of stock to eligible U.S.-based and non-U.S. employees. Restrictions on these rights lapse in the first quarter of 2010. The market value per right was $87.36 on the date of grant. Recipients of these Altria Group, Inc. stock rights did not receive restricted stock or stock rights of Kraft upon the Kraft spin-off. Rather, they received 0.6 million additional stock rights of Altria Group, Inc. to preserve the intrinsic value of the original award.
Dividends paid in the first quarters of 2007 and 2006 were $1.8 billion and $1.7 billion, respectively, an increase of 8.3%, primarily reflecting a higher dividend rate and a greater number of shares outstanding in 2007. During the third quarter of 2006, Altria Group, Inc.’s Board of Directors approved a 7.5% increase in the quarterly dividend rate to $0.86 per share. Altria Group, Inc. has announced its intention to adjust its quarterly dividend rate so that its stockholders who retained their Altria Group, Inc. and Kraft shares will receive in the aggregate the same dividend rate as before the transaction.
Market Risk
ALG’s subsidiaries operate globally, with manufacturing and sales facilities in various locations around the world. ALG and its subsidiaries utilize certain financial instruments to manage foreign currency exposures. Derivative financial instruments are used by ALG and its subsidiaries, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes.
A substantial portion of Altria Group, Inc.’s derivative financial instruments are effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)
Gain at beginning of period	$13	$24
Derivative gains transferred to earnings	(24)	(6)
Change in fair value	14	18
Kraft spin-off	2

Gain as of March 31	$5	$36

The fair value of all derivative financial instruments has been calculated based on market quotes.
Foreign exchange rates. Altria Group, Inc. uses forward foreign exchange contracts, foreign currency swaps and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At March 31, 2007 and December 31, 2006, Altria Group, Inc. had contracts with aggregate notional amounts of $3.8 billion and $3.2 billion, respectively.
In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of March 31, 2007 and December 31, 2006. At March 31, 2007 and December 31, 2006, the notional amounts of foreign currency swap agreements aggregated $1.4 billion.
Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the quarter ended March 31, 2007 and 2006, these hedges of net investments resulted in gains, net of income taxes of $16 million, and losses, net of income taxes, of $3 million, respectively, and were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

New Accounting Standard
See Note 13 to the Condensed Consolidated Financial Statements for a discussion of a new accounting standard.
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
Tobacco-Related Litigation.  There is substantial litigation related to tobacco products in the United States and certain foreign jurisdictions. It is possible that there could be adverse developments in pending cases. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 42 states now limit the dollar amount of bonds or require no bond at all.
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

PM USA and PMI have adjacency growth strategies involving potential moves into complementary tobacco or tobacco-related products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful.
Foreign Currency.  Our international tobacco subsidiary conducts its business in local currency and, for purposes of financial reporting, its results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency will translate into fewer U.S. dollars.
Competition and Economic Downturns.  Each of our tobacco subsidiaries is subject to intense competition, changes in consumer preferences and local economic conditions. To be successful, they must continue to:
•	promote brand equity successfully;

•	anticipate and respond to new consumer trends;

•	develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products; and

•	improve productivity.
The willingness of consumers to purchase premium cigarette brands depends in part on local economic conditions. In periods of economic uncertainty, consumers tend to purchase more private label and other economy brands, and the volume of our consumer products subsidiaries could suffer accordingly.
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
Strengthening Brand Portfolios Through Acquisitions.  One element of PMI’s growth strategy is to strengthen its brand portfolio and/or expand its geographic reach through active programs of selective acquisitions. PM USA from time to time considers acquisitions as part of its adjacency strategy. Acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.
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
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2006. Other than as set forth in Part I – Item 2. of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ALG’s share repurchase activity for each of the three months ended March 31, 2007, was as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Repurchased(1)	Per Share	Programs	Programs
January 1, 2007 – January 31, 2007	18,274	$88.93	–	–

February 1, 2007 – February 28, 2007	625,163	$86.53	–	–

March 1, 2007 – March 31, 2007	411,770	$86.30	–	–

For the Quarter Ended March 31, 2007	1,055,207	$86.48	–	–

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who vested in restricted or deferred stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 4. Submission of Matters to a Vote of Security Holders.
ALG’s annual meeting of stockholders was held in East Hanover, New Jersey, on April 26, 2007. 1,821,045,181 shares of Common Stock, 86.7% of outstanding shares, were represented in person or by proxy.
The eleven directors listed below were elected to a one-year term expiring in 2008.

	Number of Shares
	For	Withheld
Elizabeth E. Bailey	1,786,295,085	34,750,096
Harold Brown	1,794,384,299	26,660,882
Mathis Cabiallavetta	1,799,007,979	22,037,202
Louis C. Camilleri	1,791,253,211	29,791,970
J. Dudley Fishburn	1,794,135,394	26,909,787
Robert E. R. Huntley	1,784,411,036	36,634,145
Thomas W. Jones	1,799,314,263	21,730,918
George Muñoz	1,797,283,162	23,762,019
Lucio A. Noto	1,786,912,994	34,132,187
John S. Reed	1,795,555,745	25,489,436
Stephen M. Wolf	1,785,637,771	35,407,410
The selection of PricewaterhouseCoopers LLP as independent auditors was ratified: 1,784,718,446 shares voted in favor; 18,547,229 shares voted against and 17,779,506 shares abstained.
Five stockholder proposals were defeated:
Stockholder Proposal 1 – Cumulative Voting: 347,169,518 shares voted in favor; 1,035,704,727 against and 438,170,936 shares abstained (including broker non-votes).
Stockholder Proposal 2 – Informing Children of their Rights if Forced to Incur Secondhand Smoke: 43,785,225 shares voted in favor; 1,141,734,169 against and 635,525,787 shares abstained (including broker non-votes).
Stockholder Proposal 3 – Stop All Company-Sponsored “Campaigns” Allegedly Oriented to Prevent Youth from Smoking: 38,799,903 shares voted in favor; 1,146,371,328 against and 635,873,950 shares abstained (including broker non-votes).
Stockholder Proposal 4 – Get Out of Traditional Tobacco Business by 2010: 13,615,273 shares voted in favor; 1,196,023,710 against and 611,406,198 shares abstained (including broker non-votes).
Stockholder Proposal 5 – Animal Welfare Policy: 48,166,500 shares voted in favor; 1,148,405,377 against and 624,473,304 shares abstained (including broker non-votes).

Item 6.	Exhibits.

2.1	Distribution Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of January 31, 2007 (Incorporated by reference to ALG’s Current Report on Form 8-K dated January 31, 2007).

10.1	Transition Services Agreement by and between Altria Corporate Services, Inc. and Kraft Foods Inc. dated as of March 30, 2007 (Incorporated by reference to ALG’s Current Report on Form 8-K dated March 30, 2007).

10.2	Employee Matters Agreement by and between Altria Group, Inc. and Kraft Foods Inc. dated as of March 30, 2007 (Incorporated by reference to ALG’s Current Report on Form 8-K dated March 30, 2007).

10.3	Tax Sharing Agreement by and between Altria Group, Inc. and Kraft Foods Inc. dated as of March 30, 2007 (Incorporated by reference to ALG’s Current Report on Form 8-K dated March 30, 2007).

10.4	364-Day Revolving Credit Agreement dated as of March 29, 2007 among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A. as Administrative Agents, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. as Syndication Agents and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Loan Finance LLC as Arrangers and Documentation Agents (Incorporated by reference to ALG’s Current Report on Form 8-K dated April 3, 2007).

10.5	Form of Deferred Stock Agreement (Incorporated by reference to ALG’s Current Report on Form 8-K dated February 2, 2007).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE

Dinyar S. Devitre
Senior Vice President and
Chief Financial Officer

May 7, 2007