Form 10-Q
period 2007-06-30
ALTRIA GROUP, INC.
filed 2007-08-07
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer     X     Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes                No    X

At July 31, 2007, there were 2,105,209,020 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Consumer products
Cash and cash equivalents	$ 6,156	$ 4,781

Receivables (less allowances of $16 in 2007 and $17 in 2006)	2,525	2,808

Inventories:
Leaf tobacco	4,040	4,383
Other raw materials	1,247	1,109
Finished product	2,976	3,188

	8,263	8,680
Current assets of discontinued operations		7,647
Other current assets	1,552	2,236

Total current assets	18,496	26,152

Property, plant and equipment, at cost	15,712	14,882
Less accumulated depreciation	7,832	7,301

	7,880	7,581
Goodwill	6,794	6,197
Other intangible assets, net	1,938	1,908
Prepaid pension assets	1,299	761
Investment in SABMiller	3,934	3,674
Long-term assets of discontinued operations		48,805
Other assets	2,687	2,402

Total consumer products assets	43,028	97,480

Financial services
Finance assets, net	6,414	6,740
Other assets	53	50

Total financial services assets	6,467	6,790

TOTAL ASSETS	$49,495	$104,270

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	June 30, 2007	December 31, 2006

LIABILITIES
Consumer products
Short-term borrowings	$ 483	$ 420
Current portion of long-term debt	3,521	648
Accounts payable	1,072	1,414
Accrued liabilities:
Marketing	819	824
Taxes, except income taxes	4,100	3,620
Employment costs	530	849
Settlement charges	2,408	3,552
Other	1,739	1,641
Income taxes	948	782
Dividends payable	1,460	1,811
Current liabilities of discontinued operations		9,866

Total current liabilities	17,080	25,427

Long-term debt	3,195	6,298
Deferred income taxes	1,679	1,391
Accrued pension costs	547	541
Accrued postretirement health care costs	1,916	2,009
Long-term liabilities of discontinued operations		19,629
Other liabilities	2,208	2,658

Total consumer products liabilities	26,625	57,953

Financial services
Long-term debt	1,109	1,119
Deferred income taxes	5,212	5,530
Other liabilities	360	49

Total financial services liabilities	6,681	6,698

Total liabilities	33,306	64,651

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	6,797	6,356
Earnings reinvested in the business	32,770	59,879
Accumulated other comprehensive losses	(767)	(3,808)

	39,735	63,362

Less cost of repurchased stock (701,074,111 shares in 2007 and 708,880,389 shares in 2006)	(23,546)	(23,743)

Total stockholders’ equity	16,189	39,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,495	$104,270

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Net revenues	$36,365	$33,382
Cost of sales	8,174	7,682
Excise taxes on products	17,531	15,441

Gross profit	10,660	10,259
Marketing, administration and research costs	3,844	3,742
Italian antitrust charge		61
Asset impairment and exit costs	517	55
(Recoveries) provision (from) for airline industry exposure	(207)	103
Amortization of intangibles	12	11

Operating income	6,494	6,287
Interest and other debt expense, net	176	266

Earnings from continuing operations before income taxes, and equity earnings and minority interest, net	6,318	6,021
Provision for income taxes	2,117	1,415

Earnings from continuing operations before equity earnings and minority interest, net	4,201	4,606
Equity earnings and minority interest, net	139	103

Earnings from continuing operations	4,340	4,709
Earnings from discontinued operations, net of income taxes and minority interest	625	1,479

Net earnings	$4,965	$6,188

Per share data:
Basic earnings per share:
Continuing operations	$2.07	$2.26
Discontinued operations	0.30	0.71

Net earnings	$2.37	$2.97

Diluted earnings per share:
Continuing operations	$2.05	$2.24
Discontinued operations	0.30	0.70

Net earnings	$2.35	$2.94

Dividends declared	$1.55	$1.60

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2007	2006
Net revenues	$18,809	$17,150
Cost of sales	4,265	3,958
Excise taxes on products	9,012	7,895

Gross profit	5,532	5,297
Marketing, administration and research costs	1,966	1,909
Asset impairment and exit costs	394	53
(Recoveries) provision (from) for airline industry exposure	(78)	103
Amortization of intangibles	6	6

Operating income	3,244	3,226
Interest and other debt expense, net	62	119

Earnings from continuing operations before income taxes, and equity earnings and minority interest, net	3,182	3,107
Provision for income taxes	1,066	1,041

Earnings from continuing operations before equity earnings and minority interest, net	2,116	2,066
Equity earnings and minority interest, net	99	46

Earnings from continuing operations	2,215	2,112
Earnings from discontinued operations, net of income taxes and minority interest		599

Net earnings	$2,215	$2,711

Per share data:

Basic earnings per share:
Continuing operations	$1.05	$1.01
Discontinued operations		0.29

Net earnings	$1.05	$1.30

Diluted earnings per share:
Continuing operations	$1.05	$1.00
Discontinued operations		0.29

Net earnings	$1.05	$1.29

Dividends declared	$0.69	$0.80

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2006 and

the Six Months Ended June 30, 2007

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity
Balances, January 1, 2006	$935	$6,061	$54,666	$(1,317)	$(536)	$(1,853)	$(24,102)	$35,707
Comprehensive earnings:
Net earnings			12,022					12,022
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				1,220		1,220		1,220
Additional minimum pension liability					233	233		233
Change in fair value of derivatives accounted for as hedges					(11)	(11)		(11)
Other					(11)	(11)		(11)

Total other comprehensive earnings								1,431

Total comprehensive earnings								13,453

Initial adoption of FASB Statement No. 158, net of income taxes					(3,386)	(3,386)		(3,386)
Exercise of stock options and issuance of other stock awards		295	145				359	799
Cash dividends declared ($3.32 per share)			(6,954)					(6,954)

Balances, December 31, 2006	935	6,356	59,879	(97)	(3,711)	(3,808)	(23,743)	39,619
Comprehensive earnings:
Net earnings			4,965					4,965
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				446		446		446
Change in net loss and prior service cost					493	493		493
Change in fair value of derivatives accounted for as hedges					(7)	(7)		(7)

Total other comprehensive earnings								932

Total comprehensive earnings								5,897

Adoption of FIN 48 and FAS 13-2			711					711
Exercise of stock options and issuance of other stock awards (1)		441					197	638
Cash dividends declared ($1.55 per share)			(3,265)					(3,265)
Spin-off of Kraft Foods Inc.			(29,520)	89	2,020	2,109		(27,411)

Balances, June 30, 2007	$935	$6,797	$32,770	$438	$(1,205)	$(767)	$(23,546)	$16,189

(1)	Includes $179 million increase to additional paid-in capital for the reimbursement from Kraft for Altria stock awards. See Note 1.

Total comprehensive earnings were $2,992 million and $3,031 million, respectively, for the quarters ended June 30, 2007 and 2006, and $7,000 million for the first six months of 2006.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Earnings from continuing operations - Consumer products	$4,158	$4,685
- Financial services	182	24
Earnings from discontinued operations, net of income taxes and minority interest	625	1,479

Net earnings	4,965	6,188

Impact of earnings from discontinued operations, net of income taxes and minority interest	(625)	(1,479)

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	462	450
Deferred income tax provision	559	24
Equity earnings and minority interest, net	(139)	(103)
U.S. tobacco headquarters relocation charges, net of cash paid	(1)	(1)
Escrow bond for the Price U.S. tobacco case		1,850
Asset impairment and exit costs, net of cash paid	387	7
Income tax reserve reversal		(1,006)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(108)	26
Inventories	640	45
Accounts payable	(84)	(171)
Income taxes	(43)	976
Accrued liabilities and other current assets	76	(274)
U.S. tobacco accrued settlement charges	(1,144)	(1,276)
Pension plan contributions	(72)	(341)
Pension provisions and postretirement, net	150	208
Other	100	338
Financial services
Deferred income tax benefit	(234)	(256)
Provision for airline industry exposure		103
Other	69	203

Net cash provided by operating activities, continuing operations	4,958	5,511
Net cash provided by operating activities, discontinued operations	161	1,606

Net cash provided by operating activities	5,119	7,117

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(598)	$(475)
Purchases of businesses, net of acquired cash	(413)
Proceeds from sales of businesses	3	10
Other	84	32
Financial services
Investments in finance assets	(3)	(8)
Proceeds from finance assets	340	202

Net cash used in investing activities, continuing operations	(587)	(239)
Net cash provided by (used in) investing activities, discontinued operations	26	(296)

Net cash used in investing activities	(561)	(535)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance (repayment) of short-term borrowings	40	(273)
Long-term borrowings by PMI	730
Long-term debt repaid	(1,030)	(2,121)
Financial services
Long-term debt repaid		(821)

Dividends paid on Altria Group, Inc. common stock	(3,616)	(3,339)
Issuance of Altria Group, Inc. common stock	330	208
Kraft Foods Inc. dividends paid to Altria Group, Inc.	728	670
Other	(229)	(384)

Net cash used in financing activities, continuing operations	(3,047)	(6,060)
Net cash used in financing activities, discontinued operations	(176)	(1,249)

Net cash used in financing activities	(3,223)	(7,309)

Effect of exchange rate changes on cash and cash equivalents:
Continuing operations	51	57
Discontinued operations	1	25

Cash and cash equivalents, continuing operations:

Increase (Decrease)	1,375	(731)

Balance at beginning of period	4,781	5,942

Balance at end of period	$6,156	$5,211

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

The products of ALG’s subsidiaries include cigarettes and other tobacco products sold in the United States by Philip Morris USA Inc. (“PM USA”) and outside the United States by Philip Morris International Inc. (“PMI”). Beginning with the second quarter of 2007, Altria Group, Inc. revised its reportable segments to reflect PMI’s operations by geographic region. Altria Group, Inc.’s revised segments, which are reflected in these financial statements, are U.S. tobacco; European Union; Eastern Europe, Middle East and Africa; Asia; Latin America; and Financial Services. Accordingly, prior period segment results have been restated.

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due primarily to the classification of Kraft as discontinued operations and revised segment information.

Kraft Spin-Off

On March 30, 2007 (the “Distribution Date”), Altria Group, Inc. spun-off all of its remaining interest (88.9%) in Kraft on a pro-rata basis to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007 (the “Record Date”) in a tax-free distribution. Based on the number of shares of Altria Group, Inc. outstanding at the Record Date, the distribution ratio was 0.692024 of a share of Kraft for every share of Altria Group, Inc. common stock outstanding. Altria Group, Inc. stockholders received cash in lieu of fractional shares of Kraft. Following the distribution, Altria Group, Inc. does not own any shares of Kraft. During the second quarter of 2007, Altria Group, Inc. adjusted its current quarterly dividend to $0.69 per share, so that its stockholders who retain their Altria Group, Inc. and Kraft shares will receive, in the aggregate, the same dividend rate as before the distribution. As a result, the present annualized dividend rate is $2.76 per Altria Group, Inc. common share. As in the past, all decisions regarding future dividend increases will be made

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

independently by the Altria Group, Inc. Board of Directors and the Kraft Board of Directors, for their respective companies.

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

To the extent that employees of the remaining Altria Group, Inc. received Kraft stock options, Altria Group, Inc. reimbursed Kraft in cash for the Black-Scholes fair value of the stock options received. To the extent that Kraft employees held Altria Group, Inc. stock options, Kraft reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that holders of Altria Group, Inc. stock rights received Kraft stock rights, Altria Group, Inc. paid to Kraft the fair value of the Kraft stock rights less the value of projected forfeitures. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $179 million from Kraft to Altria Group, Inc. in April 2007. The reimbursement from Kraft is reflected as an increase to the additional paid-in capital of Altria Group, Inc. on the June 30, 2007 condensed consolidated balance sheet.

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

The distribution resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $27.4 billion on the Distribution Date.

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2007	2006	2007	2006
		(in millions)
Separation program	U.S. tobacco	$283	$-	$283	$-
Separation program	European Union	88	22	59	20
Separation program	Eastern Europe, Middle East and Africa	12
Separation program	Asia	20	1	6	1
Separation program	Latin America	18		11
Separation program	General corporate	17	30		30

Total separation program		438	53	359	51

Asset impairment	U.S. tobacco	35		35

Asset impairment	General corporate		2		2

Total asset impairment		35	2	35	2

Kraft spin-off fees	General corporate	44

Asset impairment and exit costs		$517	$55	$394	$53

The movement in the asset impairment and exit cost liabilities for Altria Group, Inc. for the six months ended June 30, 2007 was as follows:

	Severance	Asset write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2007	$131	$-	$-	$131
Charges	414	35	68	517
Cash spent	(85)		(45)	(130)
Charges against assets		(35)		(35)
Currency/other	1		(23)	(22)

Liability balance, June 30, 2007	$461	$-	$-	$461

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Manufacturing Optimization Program

In June 2007, Altria Group, Inc. announced plans by its tobacco subsidiaries to optimize worldwide cigarette production by moving U.S.-based cigarette production for non-U.S. markets to PMI facilities in Europe. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. PMI is expected to shift sourcing of approximately 57 billion cigarettes from U.S. manufacturing to PMI facilities in Europe by the third quarter of 2008 and PM USA will close its Cabarrus manufacturing facility by the end of 2010.

As a result of this program, from 2007 through 2011, PM USA expects to incur total pre-tax charges of approximately $670 million, comprising accelerated depreciation of $143 million (including the above mentioned asset impairment charge of $35 million recorded in the second quarter of 2007), employee separation costs of $353 million and other charges of $174 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Approximately $440 million, or 66% of the total pre-tax charges, will result in cash expenditures. PM USA recorded an initial pre-tax charge for the program of $318 million or $0.10 per diluted share in the second quarter of 2007 related primarily to employee separation programs. Additional charges of approximately $55 million are expected during the remainder of 2007.

Philip Morris International Asset Impairment and Exit Costs

During 2005, 2006 and 2007, PMI announced plans for the streamlining of various administrative functions and operations. These plans resulted in the announced closure or partial closure of 9 production facilities through June 30, 2007. As a result of these announcements, PMI recorded pre-tax charges of $138 million and $76 million during the six months and three months ended June 30, 2007, respectively, and $23 million and $21 million during the six months and three months ended June 30, 2006, respectively. These pre-tax charges primarily related to severance costs. Additional pre-tax charges of approximately $110 million are expected during the remainder of 2007.

Cash payments related to exit costs at PMI were $73 million and $50 million for the six months and three months ended June 30, 2007, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $165 million.

The streamlining of these various functions and operations are expected to result in the elimination of approximately 2,300 positions. As of June 30, 2007, approximately 1,700 of these positions have been eliminated.

Corporate Asset Impairment and Exit Costs

General corporate charges primarily related to investment banking fees associated with the Kraft spin-off in 2007 and charges related to the streamlining of various corporate functions in 2007 and 2006.

Note 3. Benefit Plans:

Altria Group, Inc. sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees. Pension coverage for employees of ALG’s non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans, many of which are governed by local statutory requirements. In addition, ALG and its U.S. subsidiaries provide health care and other benefits to substantially all retired employees. Health care benefits for retirees outside the United States are generally covered through local government plans.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$54	$58	$68	$62
Interest cost	153	142	64	56
Expected return on plan assets	(211)	(200)	(105)	(81)
Amortization:
Net loss	50	74	14	12
Prior service cost	6	6	2	3
Other	24	5

Net periodic pension cost	$76	$85	$43	$52

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$26	$29	$33	$31
Interest cost	75	71	31	28
Expected return on plan assets	(108)	(100)	(53)	(41)
Amortization:
Net loss	20	37	7	6
Prior service cost	3	3	1	2
Other	22	5

Net periodic pension cost	$38	$45	$19	$26

Other above was due primarily to curtailment losses related to PM USA’s announced closure of its Cabarrus, North Carolina manufacturing facility in 2007 and a workforce reduction program within Altria corporate headquarters in 2006. In conjunction with the 2007 curtailment, as of June 30, 2007, Altria Group, Inc. remeasured its benefit obligation and plan assets for its U.S. pension plans. This remeasurement resulted in an increase in prepaid pension assets of approximately $500 million and a corresponding increase to stockholders’ equity.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible and do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Employer contributions of $18 million and $54 million were made to U.S. plans and non-U.S. plans, respectively, during the six months ended June 30, 2007. Currently,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Altria Group, Inc. anticipates making additional contributions during the remainder of 2007 of approximately $5 million to its U.S. plans and approximately $65 million to its non-U.S. plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$24	$27	$12	$13
Interest cost	63	61	31	30
Amortization:
Net loss	17	18	9	9
Prior service cost	(4)	(1)	(2)
Other	(4)	3	(5)	3

Net postretirement health care costs	$96	$108	$45	$55

Other above was due primarily to curtailment gains related to PM USA’s announced closure of its Cabarrus, North Carolina manufacturing facility in 2007 and a workforce reduction program within Altria corporate headquarters in 2006.

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
U.S. tobacco	$-	$-	$281	$281
European Union	1,332	1,307	64	65
Eastern Europe, Middle East and Africa	663	657	163	164
Asia	4,260	3,778	1,363	1,339
Latin America	539	455	67	59

Total	$6,794	$6,197	$1,938	$1,908

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible assets were as follows (in millions):

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,592		$1,566
Amortizable intangible assets	405	$59	388	$46

Total intangible assets	$1,997	$59	$1,954	$46

Non-amortizable intangible assets substantially consist of brand names from PMI’s 2005 acquisition of a business in Indonesia. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the six months ended June 30, 2007 and 2006, was $12 million and $11 million, respectively, and $6 million for the three months ended June 30, 2007 and 2006. Amortization expense for each of the next five years is estimated to be $25 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

Goodwill is due primarily to PMI’s acquisitions in Indonesia, Greece, Serbia, Colombia and Pakistan. The movement in goodwill and gross carrying amount of intangible assets from December 31, 2006, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2006	$6,197	$1,954
Changes due to:
Currency	172	43
Acquisitions	423
Other	2

Balance at June 30, 2007	$6,794	$1,997

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

Note 5. Financial Instruments:

During the six months and three months ended June 30, 2007 and 2006, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next seventeen months and expects gains of approximately $13 million reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at June 30, 2007 and 2006, Altria Group, Inc. recorded gains of $21 million, net of income taxes, and losses of $154 million, net of income taxes, respectively, which represented effective hedges of net investments.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Gain at beginning of period	$13	$24	$ 5	$36
Derivative gains transferred to earnings	(41)	(18)	(17)	(12)
Change in fair value	34	11	20	(7)
Kraft spin-off	2

Gain as of June 30	$ 8	$17	$ 8	$17

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

Note 7. Divestitures:

Discontinued Operations:

As further discussed in Note 1. Basis of Presentation and Kraft Spin-Off, on March 30, 2007, Altria Group, Inc. completed the spin-off of all of its remaining interest (88.9%) in Kraft on a pro–rata basis to Altria Group, Inc. stockholders in a tax-free distribution. Altria Group, Inc. stockholders received 0.692024 of a share of Kraft for every share of Altria Group, Inc. common stock outstanding. Altria Group, Inc. stockholders received cash in lieu of fractional shares of Kraft. The distribution was accounted for as a dividend and as such resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $27.4 billion on March 30, 2007.

Altria Group, Inc. has reflected the results of Kraft prior to the distribution date as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows. The assets and liabilities related to Kraft were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2006.

Summarized financial information for discontinued operations for the six months and three months ended June 30, 2007 and 2006 were as follows (in millions):

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$8,586	$16,742	$-	$8,619

Earnings before income taxes and minority interest	$1,059	$1,952	$-	$1,030
Provision for income taxes	(356)	(262)		(347)
Minority interest in earnings from discontinued operations, net	(78)	(211)		(84)

Earnings from discontinued operations, net of income taxes and minority interest	$625	$1,479	$-	$599

Summarized assets and liabilities of discontinued operations as of December 31, 2006 were as follows (in millions):

December 31, 2006
Assets:
Cash and cash equivalents	$239
Receivables, net	3,262
Inventories	3,506
Other current assets	640

Current assets of discontinued operations	7,647

Property, plant and equipment, net	9,693
Goodwill	27,038
Other intangible assets, net	10,177
Prepaid pension assets	1,168
Other assets	729

Long-term assets of discontinued operations	48,805

Liabilities:
Short-term borrowings	1,715
Current portion of long-term debt	1,418
Accounts payable	2,602
Accrued liabilities	3,980
Income taxes	151

Current liabilities of discontinued operations	9,866

Long-term debt	7,081
Deferred income taxes	3,930
Accrued pension costs	1,022
Accrued postretirement health care costs	3,014
Minority interest	3,109
Other liabilities	1,473

Long-term liabilities of discontinued operations	19,629

Net Assets	$26,957

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

During the six months ended June 30, 2007, 2.1 million shares of restricted stock and rights to receive shares of stock vested. The total fair value of restricted stock and rights vested during the six months ended June 30, 2007 was $182 million. The grant date fair value per share of these awards was $55.34.

Note 9. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
	(in millions)

Earnings from continuing operations	$4,340	$4,709	$2,215	$2,112
Earnings from discontinued operations	625	1,479		599

Net earnings	$4,965	$6,188	$2,215	$2,711

Weighted average shares for basic EPS	2,099	2,083	2,101	2,085

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	2	4	2	3
Stock options	12	15	13	14

Weighted average shares for diluted EPS	2,113	2,102	2,116	2,102

For the six months and three months ended June 30, 2007, there were no antidilutive stock options. For the six months and three months ended June 30, 2006, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive was immaterial.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Segment Reporting:

The products of ALG’s subsidiaries include cigarettes and other tobacco products sold in the United States by PM USA and outside of the United States by PMI. PMI’s operations are organized and managed by geographic region. Another subsidiary of ALG, PMCC, maintains a portfolio of leveraged and direct finance leases.

As discussed in Note 1. Basis of Presentation and Kraft Spin-Off, Altria Group, Inc. revised its reportable segments. Beginning with the second quarter of 2007, Altria Group, Inc.’s reportable segments are U.S. tobacco; European Union; Eastern Europe, Middle East and Africa; Asia; Latin America; and Financial Services.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net revenues:
U.S. tobacco	$9,054	$9,108	$4,809	$4,785

European Union	13,421	11,790	6,867	6,064
Eastern Europe, Middle East and Africa	5,893	5,109	3,103	2,655
Asia	5,537	5,081	2,787	2,528
Latin America	2,365	2,131	1,191	1,063

Total International tobacco	27,216	24,111	13,948	12,310

Financial Services	95	163	52	55

Net revenues	$36,365	$33,382	$18,809	$17,150

Earnings from continuing operations before income taxes, and equity earnings and minority interest, net:
Operating companies income (loss):
U.S. tobacco	$2,134	$2,417	$1,004	$1,301

European Union	2,105	1,780	1,075	957
Eastern Europe, Middle East and Africa	1,201	1,057	634	564
Asia	898	1,007	429	488
Latin America	190	262	102	130

Total International tobacco	4,394	4,106	2,240	2,139

Financial Services	299	37	139	(59)
Amortization of intangibles	(12)	(11)	(6)	(6)
General corporate expenses	(321)	(262)	(133)	(149)

Operating income	6,494	6,287	3,244	3,226
Interest and other debt expense, net	(176)	(266)	(62)	(119)

Earnings from continuing operations before income taxes, and equity earnings and minority interest, net	$6,318	$6,021	$3,182	$3,107

Items affecting the comparability of results from continuing operations were as follows:

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

•

Recoveries/Provision from/for Airline Industry Exposure – During the six months and three months ended June 30, 2007, PMCC recorded pre-tax gains of $207 million and $78 million, respectively, on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial cash recovery of amounts that had been previously written down. During the second

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

quarter of 2006, PMCC increased its allowance for losses by $103 million, due to continuing issues within the airline industry.

•

Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action. This charge was included in the operating companies income of the European Union segment.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of August 1, 2007, August 1, 2006 and August 1, 2005, and a page-reference to further discussions of each type of case.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Type of Case	Number of Cases Pending as of August 1, 2007	Number of Cases Pending as of August 1, 2006	Number of Cases Pending as of August 1, 2005	Page References
Individual Smoking and Health Cases (1)	195	191	261	34

Smoking and Health Class Actions and Aggregated Claims Litigation (2)	10	9	9	34-35

Health Care Cost Recovery Actions	3	6	5	35-40

Lights/Ultra Lights Class Actions	17	21	24	40-43

Tobacco Price Cases	2	2	2	43

Cigarette Contraband Cases	0	0	1	44

Asbestos Contribution Cases	0	0	1	-

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

(2)

Includes as one case the aggregated claims of 933 individuals (of which 540 individuals have claims against PM USA) that are proposed to be tried in a single proceeding in West Virginia. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 134 individual smoking and health cases as of August 1, 2007 (Argentina (57), Australia (3), Brazil (55), Chile (8), Costa Rica (1), Greece (1), Italy (5), the Philippines (1), Poland (2) and Scotland (1)), compared with approximately 139 such cases on August 1, 2006, and approximately 117 such cases on August 1, 2005. In addition, in Italy, 2,043 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case, and three cases are pending in Finland and one in Israel against defendants that are indemnitees of a subsidiary of PMI.

In addition, as of August 5, 2007, there were two smoking and health putative class actions pending outside the United States against PMI or its affiliates in Brazil (1) and Israel (1) compared with two such cases on August 1, 2006, and two such cases on August 1, 2005. Seven health care cost recovery actions are pending in Nigeria (4), Israel (1), Canada (1) and Spain (1), against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel. PM USA is also a named defendant in the smoking and health putative class action in Israel, a “Lights” class action in Israel and health care cost recovery actions in Israel and Canada.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pending and Upcoming Trials

As of August 1, 2007, four individual smoking and health cases against PM USA are scheduled for trial in 2007. Cases against other tobacco companies are also scheduled for trial through the end of 2007. Trial dates are subject to change.

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

Of the 17 cases in which verdicts were returned in favor of plaintiffs, eight have reached final resolution. A verdict against defendants in a health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported Lights class action in Illinois has been reversed and the case has been dismissed with prejudice. After exhausting all appeals, PM USA has paid six judgments totaling $71,392,295, and interest totaling $33,799,284.

The chart below lists the verdicts and post-trial developments in the nine pending cases, as well as the Illinois Lights class action, that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2007	California/ Whiteley	Individual Smoking and Health	Approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case, as well as $250,000 in punitive damages against the other defendant in the case.

In July 2007, the trial court granted

plaintiff’s motion for a limited re-

trial against PM USA on the

question of whether plaintiffs are

entitled to punitive damages

against PM USA, and if so, the

amount.

August 2006	District of Columbia/ United States of America	Health Care Cost Recovery

Finding that defendants, including

ALG and PM USA, violated the

civil provisions of the Racketeer

Influenced and Corrupt

Organizations Act (RICO). No

monetary damages assessed, but

court made specific findings and

issued injunctions. See Federal

Government’s Lawsuit, below.

Defendants filed notices of appeal

to the United States Court of

Appeals in September 2006 and the

Department of Justice filed its

notice of appeal in October. In

October 2006, a three-judge panel

of the Court of Appeals stayed

implementation of the trial court’s

remedies order pending its review

of the decision. In March 2007, the

trial court denied in part and

granted in part defendants’ post-

trial motion for clarification of

portions of the court’s remedial

order. Briefing of the parties’

consolidated appeal is scheduled to

conclude in May 2008. See

Federal Government’s Lawsuit,

below.

March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	PM USA’s appeal is pending.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants including PM USA jointly and severally, to fund a 10- year smoking cessation program.

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

interest. The Court of Appeal also

remanded the case to the trial court

with instructions to further reduce the

remaining $279 million judgment to

eliminate amounts awarded to any

individual who began smoking after

the Louisiana Product Liability Act

became effective on September 1,

1988. In March 2007, the Louisiana

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

In December 2005, the Illinois

Supreme Court reversed the trial

court’s judgment in favor of the

plaintiffs and remanded the case to

the trial court with instructions to

dismiss the case against PM USA. In

May 2006, the Illinois Supreme

Court rejected the plaintiffs’ motion

for rehearing. In November 2006, the

United States Supreme Court denied

plaintiffs’ petition for writ of

certiorari and in December 2006, the

trial court dismissed the case with

prejudice. In May 2007, the trial

court granted plaintiffs’ motion to

certify certain questions to the

Illinois Fifth District Appellate

Court, and plaintiffs petitioned the

Fifth District to review the certified

questions. In May 2007, PM USA

filed applications for a supervisory

order and writ of mandamus with the

Illinois Supreme Court seeking an

order compelling the lower courts to

deny plaintiffs’ motion to vacate and

/or withhold final judgment. The

Illinois appellate court has stayed

the plaintiffs’ appeal until the related

matters pending before the Illinois

Supreme Court are resolved. See the

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

On August 1, 2007, the trial court

deferred ruling on plaintiffs’ motion

for entry of judgment until after the

United States Supreme Court’s

review of Engle is complete and after

further submissions by the parties. If

a judgment is entered in this case,

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

This motion was denied in

February 2007. In May 2007,

defendants’ motion for a partial stay

of the mandate pending the

completion of appellate review was

denied by the Third District Court of

Appeal. In May 2007, defendants

filed a petition for writ of certiorari

with the United States Supreme

Court. In June 2007, the United

States Supreme Court ordered

plaintiffs to respond to defendants’

petition. See “Engle Class Action”

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

(1)

Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damage award and granted PM USA’s petition for review challenging the punitive damage award. The court granted review of the case on a “grant and hold” basis under which further action by the court is deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. Parties to the appeal in Bullock requested that the court establish a briefing schedule on the merits of the pending appeal. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams.

(2)

Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $20 million in interest charges related to this case. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision.

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

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle case, as of August 1, 2007, PM USA has posted various forms of security totaling approximately $193 million, the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the appeal, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in its appeal of the case. (The $1.2 billion escrow account is included in the June 30, 2007 and December 31, 2006 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review.

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

In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including the ruling (described above) that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asked, among other things, that legal errors that were raised but not expressly ruled upon in the Third District Court of Appeal or in the Florida Supreme Court now be addressed. Plaintiffs also filed a motion for rehearing in August 2006 seeking clarification of the applicability of the statute of limitations to non-members of the decertified class. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it revised the set of Phase I findings entitled to res judicata effect by excluding finding (v) listed above (relating to agreement to misrepresent information), and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations of fact made by defendants. On January 11, 2007, the Florida Supreme Court issued the mandate from its revised opinion. Defendants then filed a motion with the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Florida Third District Court of Appeal requesting that the court address legal errors that were previously raised by defendants but have not yet been addressed either by the Third District or by the Florida Supreme Court. In February 2007, the Third District Court of Appeal denied defendants’ motion. In May 2007, defendants’ motion for a partial stay of the mandate pending the completion of appellate review was denied by the District Court of Appeal. In May 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court. In June 2007, the United States Supreme Court ordered plaintiffs to respond to defendants’ petition.

It is currently unknown how many members of the decertified class will file individual claims by January 10, 2008, as required by the Florida Supreme Court’s decision. Since the Florida Supreme Court ruling, twenty-five cases have been served upon PM USA or other defendants asserting individual claims on or on behalf of 76 persons based upon the ruling. All such cases have been removed from various Florida state courts to the federal district courts in Florida. On July 27, 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle progeny cases that may be filed, to the Middle District of Florida for pretrial coordination.

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

A smoking and health class action is pending in Brazil. Plaintiff is a consumer organization, the Smoker Health Defense Association (ADESF), which filed a claim against Souza Cruz, S.A. and Philip Morris Marketing, S.A. (now Philip Morris Brasil Industria e Commercio Ltda.) at the 19th Civil Court of São Paulo. Trial and appellate courts found that the action could proceed as a class under the Brazilian Consumer Defense Code. Philip Morris Brasil Industria e Commercio Ltda. appealed this decision and this appeal is pending before the Supreme Federal Court in Brazil. In addition, in February 2004, the trial court awarded the equivalent of approximately R$1,000 (at the current exchange rate, approximately U.S. $519) per smoker per full year of smoking for moral damages plus interest at the rate of 1% per month, as of the date of the ruling. The court order contemplates a second stage of the case in which individuals are to file their claims. Material damages, if any, will be assessed in this second phase. Defendants have appealed this decision to the São Paulo Court of Appeals, and execution of the judgment has been stayed until the appeal is resolved.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Espinosa Class Action

In December 2006, plaintiffs brought this putative class action against PM USA and other defendants in the Circuit Court of Cook County, Illinois on behalf of individuals from throughout Illinois and/or the United States who purchased cigarettes manufactured by certain defendants from 1996 through the date of any judgment in plaintiffs’ favor. Excluded from the purported class are any individuals who allege personal injury or health care costs. The complaint alleges, among other things, that defendants were negligent and violated the Illinois consumer fraud statute by certain defendants’ steadily and purposefully increasing the nicotine level and absorption of their cigarettes into the human body, including in brands most popular with young people and minorities. In January 2007, PM USA removed the case to the United States District Court for the Northern District of Illinois. In March 2007, the United States District Court rejected plaintiffs’ motion to remand the case to the Circuit Court of Cook County. In June 2007, the United States District Court granted PM USA’s motion to dismiss the action, finding that the Federal Cigarette Labeling and Advertising Act expressly preempts plaintiffs’ claims. Plaintiffs did not appeal this decision.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). The trial in the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 50 Missouri hospitals, in which PM USA and ALG are defendants, is scheduled to begin in February 2010.

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

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, PMI and certain PMI subsidiaries in Israel (1), the Marshall Islands (1 dismissed), Canada (1), France (1 dismissed), Spain (1) and Nigeria (4) and other entities have stated that they are considering filing such actions. In September 2005, in the case in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case which had previously been dismissed by the trial court was permitted to proceed. PM USA, PMI and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and in April 2007, the Supreme Court of Canada denied review of that decision. Several other provinces in Canada have enacted similar legislation.

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

Possible Adjustments in MSA Payments for 2003, 2004 and 2005

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (“OPMs”), are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA participating manufacturers to the states and territories that are parties to the MSA for the years 2003, 2004, and 2005. The proceedings are based on the collective loss of market share in 2003, 2004 and 2005, respectively, by all manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

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

In March of 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. In February 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. As of April 2007, PM USA is also participating in another such proceeding before the same economic consulting firm to determine whether the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share in 2005. The economic consulting firm is expected to render its final determination on the significant factor issue for 2005 sometime in January 2008. Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that have not filed declaratory judgment actions. Courts in over 40 states have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration and only one state court has ruled to the contrary. Many of these rulings, including the one ruling against arbitration, remain subject to appeal or further review. Additionally, one state has filed a declaratory judgment action in state court with respect to the 2004 diligent enforcement issue.

The availability and the precise amount of any NPM Adjustment for 2003 and 2004 will not be finally determined until late 2007 or thereafter. The availability and the precise amount of any NPM Adjustment for 2005 will not be finally determined until late 2008 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA’s share would likely be applied as a credit against a future MSA payment.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Other MSA-Related Litigation

In June 2004, a putative class of California smokers filed a complaint against PM USA and the MSA’s other “Original Participating Manufacturers” (“OPMs”) seeking damages from the OPMs for post-MSA price increases and an injunction against their continued compliance with the MSA’s terms. The complaint alleges that the MSA and related legislation protect the OPMs from competition in a manner that violates federal and state antitrust and consumer protection laws. The complaint also names the California Attorney General as a defendant and seeks to enjoin him from enforcing California’s Escrow Statute. In March 2005, the United States District Court for the Northern District of California granted defendants’ motion to dismiss the case. Plaintiffs’ appeal of this decision is pending before the United States Court of Appeals for the Ninth Circuit.

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

In another action, the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. The case will now proceed to motions for summary judgment and, if necessary, a trial. Summary judgment proceedings in another challenge to Louisiana’s participation in the MSA and its MSA-related legislation will begin in February 2008. Yet another proceeding has been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement. Appeals from trial court decisions holding that plaintiffs have failed either to make allegations establishing a claim for relief or to submit evidence supporting those allegations are currently, or will soon be, pending before the United States Court of Appeals for the Eighth and Tenth Circuits. The United States Court of Appeals for the Sixth Circuit has affirmed the dismissal of two similar challenges.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including ALG, asserting claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In September 2006, defendants filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. In September 2006, the trial court denied defendants’ motion to stay the judgment pending defendants’ appeals, and defendants then filed an emergency motion with the Court of Appeals to stay enforcement of the judgment pending their appeals. In October 2006, the government filed a notice of appeal to the Court of Appeals in which it appeals the denial of certain remedies, including the disgorgement of profits and the cessation remedies it had sought. In October 2006, a three-judge panel of the United States Court of Appeals granted defendants’ motion and stayed the trial court’s judgment pending its review of the decision. Certain defendants, including PM USA and ALG, have filed a motion to clarify the trial court’s August 2006 Final Judgment and Remedial Order. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order. As noted above, the trial court’s judgment and remedial order remain stayed pending the appeal to the Court of Appeals. In May 2007, the United States Court of Appeals for the District of Columbia scheduled briefing of the parties’ consolidated appeal to begin in August 2007 and conclude in May 2008.

Lights/Ultra Lights Cases

Overview

Plaintiffs in these class actions (some of which have not been certified as such), allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, ALG and PMI or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act and implied preemption by the policies and directives of the Federal Trade Commission, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Seventeen cases are pending in Arkansas (2), Delaware (1), Florida (1), Illinois (1), Maine (1), Massachusetts (1), Minnesota (1), Missouri (1), New Hampshire (1), New Jersey (1), New Mexico (1), New York (1), Oregon (1), Tennessee (1), and West Virginia (2). In addition, there are two cases pending in Israel. Other entities have stated that they are considering filing such actions against ALG, PMI, and PM USA.

To date, 11 courts in 12 cases have refused to certify class actions, reversed prior class certification decisions or have entered judgment in favor of PM USA. Trial courts in Arizona, Kansas, New Mexico, Oregon and Washington have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in two cases, the United States Court of Appeals for the Fifth Circuit has dismissed a purported Lights class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the Federal Cigarette Labeling and Advertising Act, a federal trial court in Maine has dismissed a purported class action on federal preemption grounds (Good), plaintiffs voluntarily dismissed an action in a federal trial court in Michigan after the court dismissed claims asserted under the Michigan Unfair Trade and Consumer Protection Act, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case, which is discussed below. Plaintiffs’ appeal of the action in Maine is pending before the United States Court of Appeals for the First Circuit. An intermediate appellate court in Oregon and the Supreme Court in Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. Plaintiffs in the Oregon case failed to appeal by the deadline for doing so. Plaintiffs in the case in Washington voluntarily dismissed the case with prejudice. Plaintiffs in the New Mexico case renewed their motion for class certification. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has ordered briefing on why its Engle opinion should not control the decision in that case.

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Craft) and New York (Schwab). PM USA has appealed or otherwise challenged these class certification orders. In addition, the United States Supreme Court has reversed the trial and appellate courts’ rulings denying plaintiffs’ motion to remand the case to state trial court in a purported Lights class action brought in Arkansas (Watson). Developments in these cases include:

•

Watson: In June 2007, the United States Supreme Court reversed the lower court rulings that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case will be remanded to the state trial court in Arkansas.

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

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a Lights

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

case to federal court based on the federal officer jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiffs’ motion to remand the case to state court. The case is now pending in federal court. The case has been stayed pending the outcome of Dahl v. R. J. Reynolds Tobacco Co., which was argued before the United States Court of Appeals for the Eighth Circuit in December 2006. In February 2007, the United States Court of Appeals for the Eighth Circuit issued its ruling in Dahl, and reversed the federal district court’s denial of plaintiffs’ motion to remand that case to the state trial court. Curtis continues to be stayed pending an appeal of the Minnesota state trial court’s dismissal of the Dahl Lights class action based on preemption.

•

Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In September 2005, PM USA removed Craft to federal court based on the Eighth Circuit’s decision in Watson. In March 2006, the federal trial court granted plaintiffs’ motion and remanded the case to the Missouri state trial court. In May 2006, the Missouri Supreme Court declined to review the trial court’s class certification decision. A status conference in the trial court was held in July 2007.

•

Schwab: In September 2005, the trial court granted in part defendants’ motion for partial summary judgment dismissing plaintiffs’ claims for equitable relief and denied a number of plaintiffs’ motions for summary judgment. In November 2005, the trial court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. In September 2006, the trial court denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled “light” or “lights” from the first date defendants began selling such cigarettes until the date trial commences. The court also declined to certify the order for interlocutory appeal, declined to stay the case and ordered jury selection to begin in January 2007, with trial scheduled to begin immediately after the jury is impaneled. In October 2006, a single judge of the United States Court of Appeals for the Second Circuit granted PM USA’s petition for a temporary stay of pre-trial and trial proceedings pending disposition of the petitions for stay and interlocutory review by a three-judge panel of the Court of Appeals. In November 2006, the Second Circuit granted interlocutory review of the trial court’s class certification order and stayed the case before the trial court pending the appeal. Oral argument was heard on July 10, 2007.

In addition to these cases, in December 2005, in the Miner case pending in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. In December 2005, defendants filed a motion to stay plaintiffs’ motion for class certification until the court ruled on PM USA’s motion to transfer venue to the United States District Court for the Eastern District of Arkansas. The defendants’ motion was granted in January 2006. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in the Watson case discussed above. In July 2007, the case was remanded to a state trial court in Arkansas, and plaintiffs have filed a motion to lift the stay in the case. In addition, plaintiffs’ motions for class certification are pending in cases in New Jersey and Tennessee.

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

intercompany financing arrangement, it does not appear on the consolidated balance sheets of ALG.) The judge’s order also required PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal on the note, which are due in April 2008, 2009 and 2010. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions that the case be dismissed. In May 2006, the Illinois Supreme Court denied plaintiffs’ motion for rehearing. In June 2006, the Illinois Supreme Court ordered the return to PM USA of approximately $2.2 billion being held in escrow to secure the appeal bond in the case and terminated PM USA’s obligations to pay administrative fees to the Madison County Clerk. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County entered final judgment in favor of PM USA and dismissed the case with prejudice. In December 2006, the pre-existing 7.0%, $6 billion long-term note from ALG to PM USA that was in escrow pending the outcome of plaintiffs’ petition for writ of certiorari to the United States Supreme Court was returned to PM USA. Plaintiffs have filed a motion to vacate or withdraw the Price decision based upon the United States Supreme Court’s grant of the petition for writ of certiorari in the Watson case discussed above. In May 2007, the trial court granted plaintiffs’ motion to certify certain questions to the Illinois Fifth District Appellate Court, and plaintiffs petitioned the Fifth District to review the certified questions. In May 2007, PM USA filed applications for writ of prohibition and writ of mandamus with the Illinois Supreme Court seeking an order compelling the lower courts to deny plaintiffs’ motion to vacate and/or withhold final judgment. In June 2007, the appellate court granted PM USA’s motion to stay plaintiffs’ appeal pending resolution of related matters before the Illinois Supreme Court.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of August 1, 2007, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA and PMI, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. Plaintiffs in the New Mexico case have appealed.

Wholesale Leaders Cases: In June 2003, certain wholesale distributors of cigarettes filed suit in Tennessee against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending PM USA’s expedited appeal. In January 2004, Tennessee filed a motion to dismiss its complaint, and its complaint was dismissed without prejudice in March 2004. In August 2005, the trial court granted PM USA’s motion for summary judgment, dismissed the case, and dissolved the preliminary injunction. Plaintiffs appealed to the United States Court of Appeals for the Sixth Circuit. In February 2007, the Sixth Circuit affirmed the trial court’s grant of PM USA’s motion for summary judgment. Plaintiffs have filed a petition for writ of certiorari with the United States Supreme Court seeking review of the Sixth Circuit’s decision.

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

Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits (Brown and Daniels) were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases (Daniels), and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. On August 2, 2007, the California Supreme Court affirmed the dismissal of the Daniels class action on federal preemption grounds. In September 2004, the trial court in the other case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law, which, in two July 2006 opinions, the California Supreme Court ruled applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class in Brown. In November 2006, the California Supreme Court accepted review of the appellate court’s decision.

In May 2004, a lawsuit (Gurevitch) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2005, defendants’ motion to dismiss was granted; however, plaintiffs’ motion for leave to amend the complaint was also granted, and plaintiffs filed an amended complaint in September 2005. In October 2005, the court stayed this action pending the California Supreme Court’s rulings on two cases not involving PM USA. In July 2006, the California Supreme Court issued rulings in the two cases and held that a recent change in California law known as Proposition 64, which limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations, properly applies to pending cases. In September 2006, the stay was lifted and defendants filed their demurrer to plaintiffs’ amended complaint. In March 2007, the court, without ruling on the demurrer, again stayed the action pending rulings from the California Supreme Court in another case involving Proposition 64 that is relevant to PM USA’s demurrer.

Certain Other Actions

IRS Challenges to PMCC Leases: The IRS concluded its examination of ALG’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding these leveraged lease transactions and contest approximately $150 million of tax and net interest assessed and paid with regard to them. The IRS may in the future challenge and disallow more of PMCC’s leveraged leases based on Revenue Rulings, an IRS Notice and subsequent case law addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through litigation. In this regard, on October 16, 2006, PMCC filed a complaint in the U.S. District Court for the Southern District of New York to claim refunds for a portion of these tax payments and associated interest. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. PMCC considered this matter in its adoption of FASB Interpretation No. 48 and FASB Staff Position No. FAS 13-2.

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

It is possible that PM USA’s or Altria Group, Inc.’s consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes the litigation environment has substantially improved. ALG and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts against it. All such cases are, and will continue to be, vigorously defended. However, ALG and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of ALG’s stockholders to do so.

Third-Party Guarantees

At June 30, 2007, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes and divestiture activities, were $286 million, of which $280 million have no specified expiration dates. The remainder expire through 2011, with none expiring through June 30, 2008. Altria Group, Inc. is required to

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at June 30, 2007, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

In July 2007, a guarantee agreement for $179 million between Altria Group, Inc. and the Pension Benefit Guaranty Corporation related to Miller Brewing Company was terminated.

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

On January 1, 2007, Altria Group, Inc. adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the January 1, 2007 adoption of FIN 48, Altria Group, Inc. lowered its liability for unrecognized tax benefits by $1,021 million. This resulted in an increase to stockholders’ equity of $857 million ($835 million, net of minority interest), a reduction of Kraft’s goodwill of $85 million and a reduction of federal deferred tax benefits of $79 million.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unrecognized tax benefits and Altria Group, Inc.’s consolidated liability for contingent income taxes, interest and penalties were as follows:

	January 1, 2007	June 30, 2007

	(in millions)
Unrecognized tax benefits - Altria Group, Inc.	$434	$437
Unrecognized tax benefits - Kraft	619	270

Unrecognized tax benefits	1,053	707
Accrued interest and penalties	292	268
Tax credits and other indirect benefits	(104)	(117)

Liability for tax contingencies	$1,241	$858

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at January 1, 2007 was $848 million, with the remaining $205 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at June 30, 2007 was $308 million, along with $129 million affecting deferred taxes and the remainder of $270 million affecting the receivable from Kraft discussed below.

Altria Group, Inc.’s unrecognized tax benefits decreased to $707 million as of June 30, 2007, principally due to the spin-off of Kraft. Under the Tax Sharing Agreement between Altria Group, Inc. and Kraft, Kraft is responsible for its own pre spin-off tax obligations. However, due to regulations governing the U.S. federal consolidated tax return, Altria Group, Inc. remains severally liable for Kraft’s pre-spin-off federal taxes. As a result, Altria Group, Inc. continues to include $270 million of Kraft’s unrecognized tax benefits in its liability for uncertain tax positions, and a corresponding receivable from Kraft of $270 million is included in other assets.

Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, Altria Group, Inc. had $292 million of accrued interest and penalties of which approximately $125 million related to Kraft. The accrued interest and penalties decreased to $268 million at June 30, 2007, principally as a result of the Kraft spin-off. This amount includes $76 million of Kraft federal interest for which Kraft is responsible under the Tax Sharing Agreement. A corresponding receivable from Kraft is included in other assets.

It is reasonably possible that within the next 12 months certain U.S. state and foreign examinations will be resolved, which could result in a decrease in unrecognized tax benefits and interest and penalties of up to $150 million and $60 million, respectively.

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

The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agents Report (“RAR”) on March 15, 2006. Altria Group, Inc. agreed with the RAR, with the exception of certain leasing matters discussed below. Consequently, in March 2006, Altria Group, Inc. recorded non-cash tax benefits of $1.0 billion, which principally represented the reversal of tax reserves following the issuance of and agreement with the RAR. Altria Group, Inc. reimbursed $337 million in cash to Kraft for its portion of the $1.0 billion in tax benefits, as well as pre-tax interest of $46 million. The amounts related to Kraft were reclassified to income from discontinued operations. The tax reversal resulted in an increase to earnings from continuing operations of $631 million for the six months ended June 30, 2006.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding these leveraged lease transactions and contest approximately $150 million of tax and net interest assessed and paid with regard to them. The IRS may in the future challenge and disallow more of PMCC’s leveraged leases based on Revenue Rulings, an IRS Notice and subsequent case law addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through litigation. In this regard, on October 16, 2006, PMCC filed a complaint in the U.S. District Court for the Southern District of New York to claim refunds for a portion of these tax payments and associated interest. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. PMCC considered this matter in its adoption of FIN 48 and FASB Staff Position No. FAS 13-2.

Note 13. New Accounting Standard:

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which will be effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Altria Group, Inc. anticipates that the adoption of this statement will not have a material impact on its financial statements.

Note 14. Subsequent Event:

On July 18, 2007, PMI announced that it had reached an agreement in principle to acquire an additional 30% stake in its Mexican tobacco business from its joint venture partner, Grupo Carso, S.A.B. de C.V. (“Grupo Carso”). PMI currently holds a 50% stake in its Mexican tobacco business and this transaction would bring PMI’s stake to 80%. Grupo Carso would retain a 20% stake in the business. The transaction has a value of approximately $1.1 billion and is expected to be completed later this year, subject to the execution of definitive agreements and customary regulatory approvals. When completed, the transaction is expected to increase Altria’s annualized net earnings by approximately $0.03 per share.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), are engaged in the manufacture and sale of cigarettes and other tobacco products. The operations of PMI are organized and managed by geographic region. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, ALG held a 28.6% economic and voting interest in SABMiller plc (“SABMiller”) at June 30, 2007. ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.

Kraft Spin-Off

On March 30, 2007 (the “Distribution Date”), Altria Group, Inc. spun-off all of its remaining interest (88.9%) in Kraft Foods Inc. (“Kraft”) on a pro rata basis to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007 (the “Record Date”) in a tax-free distribution. Based on the number of shares of Altria Group, Inc. outstanding at the Record Date, the distribution ratio was 0.692024 of a share of Kraft for every share of Altria Group, Inc. common stock outstanding. Altria Group, Inc. stockholders received cash in lieu of fractional shares of Kraft. Following the distribution, Altria Group, Inc. does not own any shares of Kraft. During the second quarter of 2007, Altria Group, Inc. adjusted its current quarterly dividend to $0.69 per share, so that its stockholders who retain their Altria Group, Inc. and Kraft shares will receive, in the aggregate, the same dividend rate as before the distribution. As a result, the present annualized dividend rate is $2.76 per Altria Group, Inc. common share. As in the past, all decisions regarding future dividend increases will be made independently by the Altria Group, Inc. Board of Directors and the Kraft Board of Directors, for their respective companies.

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

To the extent that employees of the remaining Altria Group, Inc. received Kraft stock options, Altria Group, Inc. reimbursed Kraft in cash for the Black-Scholes fair value of the stock options received. To the extent that Kraft employees held Altria Group, Inc. stock options, Kraft reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that holders of Altria Group, Inc. stock rights received Kraft stock rights, Altria Group, Inc. paid to Kraft the fair value of the Kraft stock rights less the value of projected forfeitures. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $179 million from Kraft to Altria Group, Inc. in April 2007. The reimbursement from Kraft is reflected as an increase to the additional paid-in capital of Altria Group, Inc. on the June 30, 2007 condensed consolidated balance sheet.

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

Other

Beginning with the second quarter of 2007, Altria Group, Inc. revised its reportable segments to reflect PMI’s operations by geographic region. Altria Group, Inc.’s revised segments are U.S. tobacco; European Union; Eastern Europe, Middle East and Africa; Asia; Latin America; and Financial Services. Accordingly, prior period segment results have been restated.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Six Months Ended June 30, 2007 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the six months ended June 30, 2007, from the six months ended June 30, 2006, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations

For the six months ended June 30, 2006	$4,709	$2.24

2006 Italian antitrust charge	61	0.03
2006 Asset impairment and exit costs	37	0.02
2006 Interest on tax reserve transfers to Kraft	29	0.01
2006 Tax items	(631)	(0.30)
2006 Provision for airline industry exposure	66	0.03

Subtotal 2006 items	(438)	(0.21)

2007 Asset impairment and exit costs	(341)	(0.17)
2007 Recoveries from airline industry exposure	133	0.06
2007 Interest on tax reserve transfers to Kraft	(50)	(0.02)

Subtotal 2007 items	(258)	(0.13)

Currency	121	0.06
Change in tax rate	13	0.01
Higher shares outstanding	-	(0.01)
Operations	193	0.09

For the six months ended June 30, 2007	$4,340	$2.05

Adjusted for the 2006 and 2007 items listed above, diluted EPS for the six months ended June 30, 2007 of $2.18 increased 7.4% from $2.03 in 2006.

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – In June 2007, Altria Group, Inc. announced plans by its tobacco subsidiaries to optimize worldwide cigarette production by moving U.S.-based cigarette production for non-U.S. markets to PMI facilities in Europe. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. From 2007 through 2011, PM USA expects to incur total pre-tax charges of approximately $670 million for the program, including $318 million incurred during the second quarter of 2007 ($205 million after taxes). During the first six months of 2007 and 2006, PMI recorded pre-tax asset impairment and exit costs of $138 million ($100 million after taxes) and $23 million ($16 million after taxes), respectively. In addition, during the first six months of 2007 and 2006, pre-tax asset impairment and exit costs of $61 million ($36 million after taxes) and $32 million ($21 million after taxes), respectively, were recorded for general corporate purposes. For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Tobacco Business Environment section of the following Discussion and Analysis.

Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.

Recoveries/Provision from/for Airline Industry Exposure – During the six months ended June 30, 2007, PMCC recorded a pre-tax gain of $207 million ($133 million after taxes) on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial cash recovery of amounts that had been previously written down. During the second quarter of 2006, PMCC increased its allowance for losses by $103 million ($66 million after taxes), due to continuing issues within the airline industry.

Currency – The favorable currency impact is due primarily to the weakness of the U.S. dollar versus the euro and the Russian ruble, partially offset by the strength of the U.S. dollar versus the Japanese yen.

Income Taxes – Altria Group, Inc.’s income tax rate increased 10.0 percentage points to 33.5%. The 2006 tax rate includes $631 million of non-cash tax benefits, representing the reversal of tax reserves after the U.S. Internal Revenue Service (“IRS”) concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 in the first quarter of 2006.

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

Shares Outstanding – Higher shares outstanding during the six months ended June 30, 2007, primarily reflects exercises of employee stock options (which become outstanding when exercised) and the incremental share impact of stock options outstanding.

Continuing Operations – The increase in earnings from continuing operations was due primarily to the following:

•	Higher European Union income, reflecting higher pricing and lower marketing, administration and research costs, partially offset by unfavorable volume/mix;

•	Higher Eastern Europe, Middle East and Africa income, reflecting higher pricing and higher volume/mix, partially offset by higher marketing, administration and research costs; and

•

Higher U.S. tobacco income, reflecting lower marketing, administration and research costs, and lower wholesale promotional allowance rates, partially offset by lower volume and higher ongoing resolution costs;

partially offset by:

•

Lower Asia income, reflecting lower volume/mix and higher marketing, administration and research costs, partially offset by higher pricing, lower fixed manufacturing costs and the Lakson Tobacco acquisition;

•	Lower financial services income (after excluding the impact of the provision/recoveries from/for airline industry exposure), reflecting lower asset management gains and lower lease revenues.

Consolidated Operating Results for the Three Months Ended June 30, 2007 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted EPS from continuing operations for the three months ended June 30, 2007, from the three months ended June 30, 2006, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations

For the three months ended June 30, 2006	$2,112	$1.00

2006 Asset impairment and exit costs	36	0.02
2006 Provision for airline industry exposure	66	0.03

Subtotal 2006 items	102	0.05

2007 Asset impairment and exit costs	(260)	(0.12)
2007 Recoveries from airline industry exposure	50	0.02

Subtotal 2007 items	(210)	(0.10)

Currency	59	0.03
Change in tax rate	3
Operations	149	0.07

For the three months ended June 30, 2007	$2,215	$1.05

Adjusted for the 2006 and 2007 items listed above, diluted EPS for the quarter ended June 30, 2007 of $1.15 increased 9.5% from $1.05 in 2006.

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – During the second quarter of 2007, PM USA recorded pre-tax charges of $318 million ($205 million after taxes) related to the announced closure of its Cabarrus, North Carolina manufacturing facility. During the second quarter of 2007 and 2006, PMI recorded pre-tax asset impairment and exit costs of $76 million ($55 million after taxes) and $21 million ($15 million after taxes), respectively. In addition, during the second quarter of 2006, pre-tax asset impairment and exit costs of $32 million ($21 million after taxes) were recorded for general corporate purposes. For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Tobacco Business Environment section of the following Discussion and Analysis.

Recoveries/Provision from/for Airline Industry Exposure – During the second quarter of 2007, PMCC recorded a pre-tax gain of $78 million ($50 million after taxes) on the sale of bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial cash recovery of amounts that had been previously written down. During the second quarter of 2006, PMCC increased its allowance for losses by $103 million ($66 million after taxes), due to continuing issues within the airline industry.

Currency – The favorable currency impact is due primarily to the weakness of the U.S. dollar versus the euro and the Russian ruble, partially offset by the strength of the U.S. dollar versus the Japanese yen.

Continuing Operations – The increase in earnings from continuing operations was due primarily to the following:

•	Higher European Union income, reflecting higher pricing, and lower marketing, administration and research costs, partially offset by lower volume/mix;

•	Higher Eastern Europe, Middle East and Africa income, reflecting higher pricing, favorable costs and higher volume/mix, partially offset by higher marketing, administration and research costs;

•

Higher U.S. tobacco income, reflecting lower marketing, administration and research costs, and lower wholesale promotional allowance rates, partially offset by lower volume and higher ongoing resolution costs;

•

Higher financial services income (after excluding the impact of the provision/recoveries from airline industry exposure), reflecting higher asset management gains, partially offset by lower lease revenues;

partially offset by:

•	Lower Asia income, reflecting lower volume/mix and higher marketing, administration and research costs, partially offset by higher pricing and the Lakson Tobacco acquisition.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2007 Forecasted Results – On July 18, 2007, Altria Group, Inc. revised its forecast for reported 2007 full-year diluted earnings per share from continuing operations to a range of $4.05 to $4.10, reflecting $0.15 in additional charges for asset impairment and exit costs, versus its previously announced range of $4.20 to $4.25. The revised forecast includes charges of $0.24 per share, which are $0.15 per share higher ($0.12 for PM USA and $0.03 for PMI) than the $0.09 per share in previously forecasted charges. The forecast also includes $0.06 per share for cash recoveries at PMCC, which were recorded in the first half of 2007. The forecast excludes Kraft, which is accounted for as a discontinued operation in 2007, reflecting the distribution of Kraft shares. The forecast also excludes the impact of any potential future acquisitions. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 80-83 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net revenues:
U.S. tobacco	$ 9,054	$ 9,108	$ 4,809	$ 4,785

European Union	13,421	11,790	6,867	6,064
Eastern Europe, Middle East and Africa	5,893	5,109	3,103	2,655
Asia	5,537	5,081	2,787	2,528
Latin America	2,365	2,131	1,191	1,063

Total International tobacco	27,216	24,111	13,948	12,310

Financial services	95	163	52	55

Net revenues	$ 36,365	$ 33,382	$ 18,809	$ 17,150

Operating income:
Operating companies income (loss):
U.S. tobacco	$ 2,134	$ 2,417	$ 1,004	$ 1,301

European Union	2,105	1,780	1,075	957
Eastern Europe, Middle East and Africa	1,201	1,057	634	564
Asia	898	1,007	429	488
Latin America	190	262	102	130

Total International tobacco	4,394	4,106	2,240	2,139

Financial services	299	37	139	(59)
Amortization of intangibles	(12)	(11)	(6)	(6)
General corporate expenses	(321)	(262)	(133)	(149)

Operating income	$ 6,494	$ 6,287	$ 3,244	$ 3,226

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

The following events that occurred during the six months ended June 30, 2007 and 2006, affected the comparability of statement of earnings amounts.

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

•

Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action. This charge was included in the operating companies income of the European Union segment.

•	Asset Impairment and Exit Costs – For the six months and three months ended June 30, 2007 and 2006, pre-tax asset impairment and exit costs consisted of the following:

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2007	2006	2007	2006
		(in millions)
Separation program	U.S. tobacco	$283	$-	$283	$-
Separation program	European Union	88	22	59	20
Separation program	Eastern Europe, Middle East and Africa	12
Separation program	Asia	20	1	6	1
Separation program	Latin America	18		11
Separation program	General corporate	17	30		30

Total separation program		438	53	359	51

Asset impairment	U.S. tobacco	35		35

Asset impairment	General corporate		2		2

Total asset impairment		35	2	35	2

Kraft spin-off fees	General corporate	44

Asset impairment and exit costs		$517	$55	$394	$53

Manufacturing Optimization Program

In June 2007, Altria Group, Inc. announced plans by its tobacco subsidiaries to optimize worldwide cigarette production by moving U.S.-based cigarette production for non-U.S. markets to PMI facilities in Europe. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. PMI is expected to shift sourcing of approximately 57 billion cigarettes from U.S. manufacturing to PMI facilities in Europe by the third quarter of 2008 and PM USA will close its Cabarrus manufacturing facility by the end of 2010.

As a result of this program, from 2007 through 2011, PM USA expects to incur total pre-tax charges of approximately $670 million, comprising accelerated depreciation of $143 million (including the above mentioned asset impairment charge of $35 million recorded in the second quarter of 2007), employee separation costs of $353 million and other charges of $174 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Approximately $440 million, or 66% of the total pre-tax charges, will result in cash expenditures. PM USA recorded an initial pre-tax charge for the program of $318 million or $0.10 per diluted share in the second quarter of 2007 related primarily to employee separation programs. Additional charges of approximately $55 million are expected during the remainder of 2007.

Philip Morris International Asset Impairment and Exit Costs

During 2005, 2006 and 2007, PMI announced plans for the streamlining of various administrative functions and operations. These plans resulted in the announced closure or partial closure of 9 production facilities through June 30, 2007. As a result of these announcements, PMI recorded pre-tax charges of $138 million and $76 million during the six months and three months ended June 30, 2007, respectively, and $23 million and $21 million during the six months and three months ended June 30, 2006, respectively. These pre-tax charges primarily related to severance costs. Additional pre-tax charges of approximately $110 million are expected during the remainder of 2007.

Cash payments related to exit costs at PMI were $73 million and $50 million for the six months and three months ended June 30, 2007, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $165 million.

The streamlining of these various functions and operations are expected to result in the elimination of approximately 2,300 positions. As of June 30, 2007, approximately 1,700 of these positions have been eliminated.

Corporate Asset Impairment and Exit Costs

General corporate charges primarily related to investment banking fees associated with the Kraft spin-off in 2007 and charges related to the streamlining of various corporate functions in 2007 and 2006.

•

Recoveries/Provision from/for Airline Industry Exposure – During the six months and three months ended June 30, 2007, PMCC recorded pre-tax gains of $207 million and $78 million, respectively, on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial cash recovery of amounts that had been previously written down. During the second quarter of 2006, PMCC increased its allowance for losses by $103 million, due to continuing issues within the airline industry.

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

Consolidated Results of Operations for the Six Months Ended June 30, 2007

The following discussion compares consolidated operating results for the six months ended June 30, 2007, with the six months ended June 30, 2006.

Net revenues, which include excise taxes billed to customers, increased $3.0 billion (8.9%). Excluding excise taxes, net revenues increased $893 million (5.0%), due primarily to the favorable impact of currency and higher revenues from the European Union segment, the Eastern Europe, Middle East and Africa segment and the Latin America segment, partially offset by lower revenues from the financial services segment.

Operating income increased $207 million (3.3%), due primarily to higher operating results from the European Union segment and the Eastern Europe, Middle East and Africa segment; an increase at PMCC due to cash recoveries in 2007 from assets which had previously been written down versus a provision in 2006 for its airline industry exposure; the favorable impact of currency; and the 2006 Italian antitrust charge. These items were partially offset by higher charges for asset impairment and exit costs and lower operating results from the Asia segment and Latin America segment.

Currency movements increased net revenues by $1,508 million ($548 million, after excluding the impact of currency movements on excise taxes) and operating income by $183 million. These increases were due primarily to the weakness versus prior year of the U.S. dollar against the euro and Russian ruble, partially offset by the strength of the U.S. dollar against the Japanese yen.

Interest and other debt expense, net, of $176 million decreased $90 million, due primarily to lower debt levels, partially offset by higher interest on tax reserve transfers to Kraft.

Altria Group, Inc.’s income tax rate increased 10.0 percentage points to 33.5%. The 2006 tax rate includes $631 million of non-cash tax benefits, principally representing the reversal of tax reserves after the U.S. IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 in the first quarter of 2006.

Equity earnings and minority interest, net, was $139 million for the six months ended June 30, 2007, compared with $103 million for the six months ended June 30, 2006. The change primarily reflected higher equity earnings from SABMiller.

Earnings from continuing operations of $4.3 billion decreased $369 million (7.8%), due primarily to the reversal of tax reserves in 2006, partially offset by higher operating income and lower interest and other debt expense, net. Diluted and basic EPS from continuing operations of $2.05 and $2.07, respectively, decreased by 8.5% and 8.4%, respectively.

Earnings from discontinued operations, net of income taxes and minority interest (which represent the results of Kraft prior to the spin-off), decreased $854 million (57.7%).

Net earnings of $5.0 billion decreased $1.2 billion (19.8%). Diluted and basic EPS from net earnings of $2.35 and $2.37, respectively, decreased by 20.1% and 20.2%, respectively.

Consolidated Results of Operations for the Three Months Ended June 30, 2007

The following discussion compares consolidated operating results for the three months ended June 30, 2007, with the three months ended June 30, 2006.

Net revenues, which include excise taxes billed to customers, increased $1.7 billion (9.7%). Excluding excise taxes, net revenues increased $542 million (5.9%), due primarily to higher revenues from the U.S. tobacco segment, European Union segment and Eastern Europe, Middle East and Africa segment, the favorable impact of currency and the impact of the 2007 acquisition in Pakistan.

Operating income increased $18 million (0.6%), due primarily to higher operating results from the European Union segment and the Eastern Europe, Middle East and Africa segment; an increase at PMCC due to cash recoveries in 2007 from assets which had previously been written down versus a provision in 2006 for its airline industry exposure; and the favorable impact of currency. These items were partially offset by higher charges for asset impairment and exit costs, and lower operating results from the Asia segment.

Currency movements increased net revenues by $786 million ($274 million, after excluding the impact of currency movements on excise taxes) and operating income by $87 million. These increases were due primarily to the weakness versus prior year of the U.S. dollar against the euro and Russian ruble, partially offset by the strength of the U.S. dollar against the Japanese yen.

Interest and other debt expense, net, of $62 million decreased $57 million, due primarily to lower debt levels.

Equity earnings and minority interest, net, was $99 million for the quarter ended June 30, 2007, compared with $46 million for the quarter ended June 30, 2006. The change primarily reflected higher equity earnings from SABMiller.

Earnings from continuing operations of $2.2 billion increased $103 million (4.9%), due primarily to lower interest and other debt expense, net, and higher equity earnings and minority interest, net. Diluted and basic EPS from continuing operations of $1.05, increased by 5.0% and 4.0%, respectively.

Earnings from discontinued operations, net of income taxes and minority interest (which represent the results of Kraft prior to the spin-off), were $599 million for the second quarter of 2006.

Net earnings of $2.2 billion decreased $496 million (18.3%). Diluted and basic EPS from net earnings of $1.05, decreased by 18.6% and 19.2%, respectively.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and abroad, faces a number of challenges that may adversely affect the business, volume, results of operations, cash flows and financial position of PM USA, PMI and ALG. These challenges, which are discussed below and in the Cautionary Factors That May Affect Future Results section, include:

•	pending and threatened litigation and bonding requirements as discussed in Note 11. Contingencies (“Note 11”);

•	competitive disadvantages related to price increases in the United States attributable to the settlement of certain tobacco litigation;

•	actual and proposed excise tax increases worldwide as well as changes in tax structures in foreign markets;

•	the sale of counterfeit cigarettes by third parties;

•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations, and the potential assertion of claims, relating to contraband shipments of cigarettes;

•	governmental investigations;

•	actual and proposed requirements regarding the use and disclosure of cigarette ingredients and other proprietary information;

•	actual and proposed restrictions on imports in certain jurisdictions outside the United States;

•	actual and proposed restrictions affecting tobacco manufacturing, marketing, advertising and sales;

•	possible tobacco regulation and legislation in the United States that could put PMI at a competitive disadvantage;

•	governmental and private bans and restrictions on smoking;

•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking;

•	governmental requirements setting ignition propensity standards for cigarettes; and

•	actual and proposed tobacco legislation and regulation both inside and outside the United States.

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

Minimum Retail Selling Price Laws: Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has commenced infringement proceedings against these Member States, claiming that minimum retail selling price systems infringe EU law. In March 2007, the European Commission brought an action against France in the European Court of Justice on the ground that France’s minimum retail selling price system infringes EU law. On July 2, 2007, the European Commission announced that it has formally called upon Austria, Ireland and Italy to amend their legislation setting minimum retail selling prices for cigarettes. The announcement further stated that if these Member States do not respond satisfactorily to this request within two months of the announcement, the Commission may refer the matters to the European Court of Justice. If the European Commission’s actions are successful, they could adversely impact excise tax levels and/or price gaps in those markets.

Tar and Nicotine Test Methods and Brand Descriptors: A number of governments and public health organizations throughout the world have determined that the existing standardized machine-based methods for measuring tar and nicotine yields do not provide useful information about tar and nicotine deliveries and that such results are misleading to smokers. For example, in the 2001 publication of Monograph 13, the U.S. National Cancer Institute (“NCI”) concluded that measurements based on the Federal Trade Commission (“FTC”) standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” Thereafter, the FTC issued a press release indicating that it would be working with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors. That petition remains pending. In addition, the World Health Organization (“WHO”) has concluded that these standardized measurements are “seriously flawed” and that measurements based upon the current standardized methodology “are misleading and should not be displayed.” The International Organization for Standardization (“ISO”) established a working group, chaired by the WHO, to propose a new measurement method which would more accurately reflect human smoking behavior. The working group has issued a final report proposing two alternative smoking methods. While a working group has been organized to begin preparatory work on further developing these methods, ISO has decided to await further guidance from the WHO before proceeding further.

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

Food and Drug Administration (“FDA”) Regulations: In February 2007, bipartisan legislation was introduced in the United States Senate and House of Representatives that, if enacted, would grant the FDA broad authority to regulate the design, manufacture and marketing of tobacco products and disclosures of related information. This legislation would also grant the FDA the authority to address counterfeit and contraband tobacco products and would impose fees to pay for the cost of regulation and other matters. ALG and PM USA support this legislation. On August 1, 2007, the Senate Health, Education, Labor and Pensions Committee approved a revised version of this legislation. Whether Congress will grant the FDA broad authority over tobacco products, and the precise nature of that authority if granted, cannot be predicted.

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

Health Effects of Smoking and Exposure to Environmental Tobacco Smoke (“ETS”): Reports with respect to the health risks of cigarette smoking have been publicized for many years, including most recently in a June 2006 United States Surgeon General report on ETS entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” The sale, promotion, and use of cigarettes continue to be subject to increasing governmental regulation. Further, it is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure. Although most regulation of ETS exposure to date has been done at the local level through bans in public establishments, the State of California is in the process of regulating ETS exposure in the ambient air at the state level. In January 2006, the California Air Resources Board (“CARB”) listed ETS as a toxic air contaminant under state law. CARB is now required to consider the adoption of appropriate control measures utilizing “best available control technology” in order to reduce public exposure to ETS in outdoor air to the “lowest level achievable.” In addition, in June 2006, the California Office of Environmental Health Hazard Assessment (“OEHHA”) listed ETS as a contaminant known to the State of California to cause reproductive toxicity. Consequently, under California Proposition 65, businesses employing 10 or more persons must post warning signs in certain areas stating that ETS is known to the State of California to be a reproductive toxicant.

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

The WHO’s Framework Convention on Tobacco Control (“FCTC”): The FCTC entered into force on February 27, 2005. As of August 1, 2007, the FCTC had been signed by 168 countries and the EU, ratified by 145 countries and confirmed by the EU. The FCTC is the first treaty to establish a global agenda for tobacco regulation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things, establish specific actions to prevent youth smoking; restrict and gradually eliminate tobacco product advertising and promotion; inform the public about the health consequences of smoking and the benefits of quitting; regulate the ingredients of tobacco products; impose new package warning requirements that may include the use of pictures or graphic images; adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase cigarette taxes; adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of cigarettes is safer than another; phase out duty-free tobacco sales; and encourage litigation against tobacco product manufacturers.

Each country that ratifies the treaty must implement legislation reflecting the treaty’s provisions and principles. While not agreeing with all of the provisions of the treaty, PM USA and PMI have expressed hope that the treaty will lead to the implementation of meaningful, effective and coherent regulation of tobacco products around the world.

Reduced Cigarette Ignition Propensity Legislation: Legislation requiring cigarettes to meet reduced ignition propensity standards is being considered in many states, at the federal level and in jurisdictions outside the United States. New York State implemented ignition propensity standards in June 2004. To date, the same standards have been enacted by twenty other states, effective as follows: Vermont (May 2006), California (January 2007), Oregon (April 2007), New Hampshire (October 2007), Illinois (January 2008), Maine (January 2008), Massachusetts (January 2008), Kentucky (April 2008), Montana (May 2008), Alaska (August 2008), New Jersey (June 2008), Maryland (July 2008), Utah (July 2008), Connecticut (July 2008), Rhode Island (August 2008), Delaware (January 2009), Iowa (January 2009), Minnesota (January 2009), Texas (January 2009) and Louisiana (August 2009). Similar legislation has been enacted in Canada and took effect in October 2005. PM USA supports the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards and apply to all cigarettes sold in the United States. Similarly, PMI believes that reduced ignition propensity standards should be uniform, technically feasible, and applied to all manufacturers.

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

PMI Cooperation Agreements to Combat Illicit Trade of Cigarettes: PMI has entered into agreements with several governments to combat the illicit trade of cigarettes and may continue to do so. In July 2004, PMI entered into an agreement with the European Commission (acting on behalf of the European Community) and 10 Member States of the EU that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. To date, 26 of the 27 Member States have signed the agreement. The agreement resolves all disputes between the European Community and the Member States that signed the agreement, on the one hand, and PMI and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years. In the second quarter of 2004, PMI recorded a pre-tax charge of $250 million for the initial payment. The agreement calls for payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary (this payment was made in July 2006), and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the EU in the year preceding payment. PMI will record these payments as an expense in cost of sales when product is shipped. PMI is also responsible to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and is subject to payments of five times the applicable taxes and duties if product seizures exceed 90 million cigarettes in a given year. To date, PMI’s payments related to product seizures have been immaterial.

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

Manufacturing Optimization Program

In June 2007, Altria Group, Inc. announced plans by its tobacco subsidiaries to optimize worldwide cigarette production by moving U.S.-based cigarette production for non-U.S. markets to PMI facilities in Europe. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. PMI is expected to shift sourcing of approximately 57 billion cigarettes from U.S. manufacturing to PMI facilities in Europe by the third quarter of 2008 and PM USA will close its Cabarrus, North Carolina manufacturing facility by the end of 2010.

As a result of this program, from 2007 through 2011, PM USA expects to incur total pre-tax charges of approximately $670 million, comprising accelerated depreciation of $143 million, employee separation costs of $353 million and other charges of $174 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Approximately $440 million, or 66% of the total pre-tax charges, will result in cash expenditures. PM USA recorded an initial pre-tax charge for the program of $318 million or $0.10 per diluted share in the second quarter of 2007 related primarily to employee separation programs. Additional charges of approximately $55 million or $0.02 per diluted share are expected during the remainder of 2007. In addition, the program will entail capital expenditures of approximately $230 million at PM USA and $50 million at PMI.

The program is expected to generate pre-tax cost savings beginning in 2008, with total estimated annual cost savings of approximately $335 million by 2011, of which $179 million will be realized by PMI and $156 million by PM USA.

Philip Morris International Asset Impairment and Exit Costs

During 2005, 2006 and 2007, PMI announced plans for the streamlining of various administrative functions and operations. These plans resulted in the announced closure or partial closure of 9 production facilities through June 30, 2007. As a result of these announcements, PMI recorded pre-tax charges of $138 million and $76 million during the six months and three months ended June 30, 2007, respectively, and $23 million and $21 million during the six months and three months ended June 30, 2006, respectively. These pre-tax charges primarily related to severance costs. Additional pre-tax charges of approximately $110 million are expected during the remainder of 2007.

Cash payments related to exit costs at PMI were $73 million and $50 million for the six months and three months ended June 30, 2007, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $165 million.

The streamlining of these various functions and operations are expected to result in the elimination of approximately 2,300 positions. As of June 30, 2007, approximately 1,700 of these positions have been eliminated.

The streamlining of these various functions and operations generated pre-tax cost savings beginning in 2005, with cumulative estimated annual cost savings of approximately $240 million expected by the end of 2007, of which $160 million are incremental savings in 2007.

Operating Results – Six Months Ended June 30, 2007

The following discussion compares tobacco operating results for the six months ended June 30, 2007, with the six months ended June 30, 2006.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2007	2006	2007	2006
	(in millions)
U.S. tobacco	$9,054	$9,108	$2,134	$2,417
European Union	13,421	11,790	2,105	1,780
Eastern Europe, Middle East and Africa	5,893	5,109	1,201	1,057
Asia	5,537	5,081	898	1,007
Latin America	2,365	2,131	190	262

Total tobacco	$36,270	$33,219	$6,528	$6,523

U.S. tobacco. PM USA’s net revenues, which include excise taxes billed to customers, decreased $54 million (0.6%). Excluding excise taxes, net revenues increased $33 million (0.5%) to $7.4 billion, due primarily to lower wholesale promotional allowance rates and higher list prices ($516 million), partially offset by lower volume ($487 million).

Operating companies income decreased $283 million (11.7%), due primarily to lower volume ($327 million) and the 2007 pre-tax charges for asset impairment and exit costs related to the announced closing of the Cabarrus, North Carolina cigarette manufacturing facility ($318 million), partially offset by lower marketing, administration and research costs ($193 million) and lower wholesale promotional allowance rates, net of higher ongoing resolution costs ($181 million).

PM USA’s shipment volume was 86.2 billion units, a decrease of 4.8% or 4.3 billion units. In the first half of 2007, PM USA estimates that total cigarette industry volume declined between 4% and 5%, and for the full year 2007 PM USA is maintaining its prior estimate of a 3% to 4% decline in total cigarette industry volume. In the premium segment, PM USA’s shipment volume decreased 4.4%. Marlboro shipment volume decreased 3.0 billion units (4.1%) to 71.0 billion units. In the discount segment, PM USA’s shipment volume also decreased, with Basic shipment volume down 7.8% to 6.6 billion units.

The following table summarizes PM USA’s cigarette volume performance by brand for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
	2007	2006
	(in billion units)
Marlboro	71.0	74.0
Parliament	2.9	3.0
Virginia Slims	3.5	3.7
Basic	6.6	7.2

Focus on Four Brands	84.0	87.9
Other	2.2	2.6

Total PM USA	86.2	90.5

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. This panel was not designed to capture sales through other channels, including Internet and direct mail:

	For the Six Months Ended June 30,
	2007	2006
Marlboro	40.9%	40.5%
Parliament	1.9	1.8
Virginia Slims	2.2	2.3
Basic	4.1	4.2

Focus on Four Brands	49.1	48.8
Other	1.4	1.6

Total PM USA	50.5%	50.4%

Effective December 18, 2006, PM USA reduced its wholesale promotional allowance on its Focus on Four brands by $1.00 per carton, from $5.00 to $4.00, and increased the price of its other brands by $5.00 per thousand cigarettes or $1.00 per carton. Effective February 12, 2007, PM USA increased the price of its other brands by $9.95 per thousand cigarettes or $1.99 per carton.

PM USA cannot predict future long-term changes or rates of change in U.S. tobacco industry volume, the relative sizes of the premium and discount segments or its shipment or retail market share; however, it believes that its results may be materially adversely affected by the other items discussed under the caption “Tobacco—Business Environment.”

European Union. Net revenues, which include excise taxes billed to customers, increased $1.6 billion (13.8%). Excluding excise taxes, net revenues increased $499 million (12.6%) to $4.5 billion, due primarily to favorable currency ($390 million) and price increases ($178 million), partially offset by unfavorable volume/mix ($69 million).

Operating companies income increased $325 million (18.3%), due primarily to favorable currency ($194 million), price increases, net of higher costs ($168 million), the Italian antitrust charge in 2006 ($61 million) and lower marketing, administration and research costs ($56 million), partially offset by unfavorable volume/mix ($74 million), higher pre-tax charges for asset impairment and exit costs ($66 million) and higher fixed manufacturing costs ($13 million).

In the European Union, PMI’s cigarette volume increased 1.2%, due largely to gains in the Baltic States, Hungary, Italy, the Netherlands, Poland and Spain, partially offset by declines in France, Germany and Greece. PMI’s cigarette market share in the European Union rose 0.3 share points to 39.6%, with strong performances in Austria, the Baltic States, Finland, France, Hungary, Italy, the Netherlands, Poland, Portugal and Sweden, largely offset by declines in the Czech Republic, Germany, the Slovak Republic, Spain, Switzerland and the United Kingdom.

In Italy, the total cigarette market was down 1.0%. PMI’s cigarette shipment volume increased 1.1%, due to favorable inventory movements. PMI’s market share in Italy increased 0.9 share points to 54.4%, driven by Chesterfield, Merit, Diana and Marlboro.

In Germany, PMI’s total tobacco volume (which includes other tobacco products) decreased 7.7%, due mainly to lower volume of other tobacco products, and PMI’s share of total tobacco consumption decreased 0.4 share points to 29.6%. PMI’s cigarette volume declined 3.8%. The total cigarette market in Germany declined 1.1%, following the October 2006 tax-driven price increase. PMI’s cigarette market share declined 0.8 share points to 36.6%, reflecting a 37.7% volume decline in the vending channel. The vending channel accounted for 14.6% of total industry volume in the first half of 2007, compared with 23.2% in the comparative period last year due to the reduction in vending machines resulting from new regulations that require electronic age verification. PMI’s share of the vending channel at 50.4% is greater than its overall market share, and as a consequence, PMI has been adversely impacted by this development. PMI expects the volume share of the vending channel to gradually improve. Marlboro share was down 3.2 share points to 26.0%, due primarily to the increase of the low-price segment and shrinkage in the vending channel. L&M continued to grow strongly, adding 2.5 share points to reach 4.4%.

In Spain, the total cigarette market declined 0.3%. PMI’s shipment volume increased 1.6%, due mainly to the favorable timing of shipments. PMI’s market share declined 0.5 share points to 31.6%, primarily reflecting declines in Marlboro, following a tax-driven price increase.

In France, shipment volume decreased 2.5%, due mainly to unfavorable timing of shipments. Market share increased 0.6 share points to 43.3%, driven by Marlboro and the Philip Morris brand.

In Poland, PMI’s shipment volume was up 2.1% and market share increased 0.6 share points to 40.3%, driven mainly by Marlboro and L&M, partially offset by the continuing decline of PMI’s brands in the declining low-price 70mm segment.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, increased $784 million (15.3%). Excluding excise taxes, net revenues increased $332 million (11.8%) to $3.1 billion, due primarily to price increases ($115 million), favorable currency ($111 million) and higher volume/mix ($106 million).

Operating companies income increased $144 million (13.6%), due primarily to price increases and lower costs ($122 million), higher volume/mix ($63 million) and favorable currency ($21 million), partially offset by higher marketing, administration and research costs ($44 million) and pre-tax charges for asset impairment and exit costs in 2007 ($12 million).

In Eastern Europe, Middle East and Africa, volume increased 0.8%, driven by gains in Algeria, Egypt, Ukraine and worldwide duty-free, partially offset by declines in Russia and Turkey.

In Russia, shipments were down 4.6%, due largely to L&M and local low-price brands. This decline was partially offset by higher shipments and market share of higher-margin international brands, Marlboro, Parliament and Chesterfield.

In Turkey, shipments declined 3.9% and market share declined 2.5 share points to 40.7%, due to the February 2007 tax-driven retail price increase. Volume declines in low-priced L&M and Bond Street were partially offset by growth in Parliament.

In Ukraine, shipments grew 5.3% and share rose 0.5 share points to 33.4%, driven by continued consumer up-trading to premium brands, particularly Marlboro and Chesterfield.

In Egypt, improved economic conditions and increased tourism continued to fuel the growth of the total cigarette industry and premium brands. PMI’s shipments rose 25.8% and share advanced 1.4 share points to 11.5%, driven by L&M and Merit.

Asia. Net revenues, which include excise taxes billed to customers, increased $456 million (9.0%). Excluding excise taxes, net revenues increased $19 million (0.7%) to $2.8 billion, due primarily to price increases ($52 million), the Lakson Tobacco acquisition ($48 million) and favorable currency ($48 million), partially offset by lower volume/mix ($129 million).

Operating companies income decreased $109 million (10.8%), due primarily to lower volume/mix ($99 million), higher marketing, administration and research costs ($43 million, including $30 million for a distributor termination in Indonesia), unfavorable currency ($27 million) and higher pre-tax charges for asset impairment and exit costs ($19 million), partially offset by price increases, net of higher costs ($38 million), lower fixed manufacturing costs ($31 million) and the Lakson Tobacco acquisition ($10 million).

In Asia, volume increased 7.9%, reflecting the acquisition in Pakistan. Excluding this acquisition, volume in Asia was down 3.3%, due primarily to lower volume in Japan, partially offset by gains in Indonesia and Korea.

In Japan, the total market declined 13.9%, driven by the July 1, 2006 tax-driven price increase. Market share in Japan decreased 0.1 share point to 24.5%. PMI’s shipments in Japan were down 13.3%, due to the effects of the 2006 price increase and an unfavorable comparison with the prior-year period, which included significant trade purchases in advance of the 2006 price increase, and a build-up of trade inventories at year-end 2006.

In Indonesia, PMI shipment volume rose 3.5% and market share increased 0.1 share point to 28.1%, led by A Hijau.

In Korea, shipments increased 22.3%, reflecting the timing of shipments and the performance of Parliament, Marlboro and Virginia Slims. Market share in Korea increased 1.1 share points to 9.6% with Marlboro market share up 1.0 point to 4.2%.

Latin America. Net revenues, which include excise taxes billed to customers, increased $234 million (11.0%). Excluding excise taxes, net revenues increased $78 million (9.2%) to $929 million, due primarily to price increases ($53 million) and the acquisition of the Dominican Republic cigarette business ($23 million).

Operating companies income decreased $72 million (27.5%), due primarily to higher marketing, administration and research costs ($38 million), the divestiture of the Dominican Republic beer business ($31 million), pre-tax charges for asset impairment and exit costs in 2007 ($18 million) and lower volume/mix, partially offset by price increases, net of higher costs ($36 million).

In Latin America, volume decreased 1.2%, driven by declines in Mexico, due to the timing of shipments, and the Dominican Republic, partially offset by gains in Argentina.

In Mexico, PMI shipments declined 6.1%, reflecting increased trade purchases in the fourth quarter of 2006 ahead of the January 2007 tax increase. However, market share rose 1.0 share point to 63.2%, driven by the launch of Delicados Supremos in January 2007 and the continued growth of Benson & Hedges.

In Argentina, the total market was up 1.0%, while PMI shipments grew 6.0% and share was up 3.2 share points, due mainly to the Philip Morris brand.

In the Dominican Republic, shipment volume declined 29.1%, reflecting a lower total market following price increases in January and February 2007 to partially compensate for a very significant excise tax increase imposed on cigarettes in January 2007. Market share declined 0.6 share points to 77.9%, due primarily to Marlboro, partially offset by gains for other PMI brands.

Operating Results – Three Months Ended June 30, 2007

The following discussion compares tobacco operating results for the three months ended June 30, 2007, with the three months ended June 30, 2006.

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2007	2006	2007	2006
	(in millions)
U.S. tobacco	$ 4,809	$ 4,785	$ 1,004	$ 1,301
European Union	6,867	6,064	1,075	957
Eastern Europe, Middle East and Africa	3,103	2,655	634	564
Asia	2,787	2,528	429	488
Latin America	1,191	1,063	102	130

Total tobacco	$18,757	$17,095	$3,244	$3,440

U.S. tobacco. PM USA’s net revenues, which include excise taxes billed to customers, increased $24 million (0.5%). Excluding excise taxes, net revenues increased $56 million (1.5%) to $3.9 billion, due primarily to lower wholesale promotional allowance rates ($232 million), partially offset by lower volume ($177 million).

Operating companies income decreased $297 million (22.8%), due primarily to the 2007 pre-tax charges for asset impairment and exit costs related to the announced closing of the Cabarrus, North Carolina cigarette manufacturing facility ($318 million) and lower volume ($117 million), partially offset by lower marketing, administration and research costs ($101 million), and lower wholesale promotional allowance rates, net of higher ongoing resolution costs ($47 million).

PM USA’s shipment volume was 45.6 billion units, a decrease of 3.3% or 1.6 billion units reflecting an overall decline in industry volume. In the premium segment, PM USA’s shipment volume decreased 2.9%. Marlboro shipment volume decreased 0.9 billion units (2.3%) to 37.7 billion units. In the discount segment, PM USA’s shipment volume also decreased, with Basic shipment volume down 8.1% to 3.5 billion units.

The following table summarizes PM USA’s cigarette volume performance by brand for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
	2007	2006
	(in billion units)
Marlboro	37.7	38.6
Parliament	1.5	1.5
Virginia Slims	1.8	2.0
Basic	3.5	3.8

Focus on Four Brands	44.5	45.9
Other	1.1	1.3

Total PM USA	45.6	47.2

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. This panel was not designed to capture sales through other channels, including Internet and direct mail:

	For the Three Months Ended June 30,
	2007	2006
Marlboro	41.0%	40.6%
Parliament	1.9	1.9
Virginia Slims	2.2	2.3
Basic	4.0	4.2

Focus on Four Brands	49.1	49.0
Other	1.4	1.5

Total PM USA	50.5%	50.5%

European Union. Net revenues, which include excise taxes billed to customers, increased $803 million (13.2%). Excluding excise taxes, net revenues increased $258 million (12.6%) to $2.3 billion, due primarily to favorable currency ($203 million) and price increases ($106 million), partially offset by lower volume/mix ($51 million).

Operating companies income increased $118 million (12.3%), due primarily to price increases ($106 million), favorable currency ($85 million) and lower marketing, administration and research costs ($29 million), partially offset by lower volume/mix ($54 million) and higher pre-tax charges for asset impairment and exit costs ($39 million).

In the European Union, PMI’s cigarette volume decreased 0.9%, due mainly to declines in the Czech Republic and Germany, and unfavorable distributor inventory movements in France and Italy. However, cigarette market share in the European Union rose 0.4 share points to 39.7%, with strong performances in Austria, the Baltic States, Finland, France, Hungary, Italy, the Netherlands, Portugal and Sweden, largely offset by declines in Germany, Greece, Poland, the Slovak Republic, Switzerland and the United Kingdom.

In the Czech Republic, the total cigarette market was down 26.6%, due to trade purchases prior to the March 2007 excise tax increase. PMI’s shipment volume declined 22.7%, but market share increased 3.1 share points to 60.4%.

In France, PMI’s market share continued to improve, reaching 43.4%, up 0.6 share points, driven by Marlboro and the Philip Morris brand. PMI’s shipment volume decreased 2.6%, reflecting unfavorable distributor inventory movements.

In Germany, PMI’s total tobacco volume (which includes other tobacco products) decreased 7.0%. PMI’s cigarette volume declined 4.0%. Total tobacco consumption in the German market was down 4.7% and PMI’s share of total tobacco consumption declined 0.7 share points to 30.1%. The total cigarette market in Germany declined 2.5%, mainly driven by the effects of higher prices. PMI’s cigarette market share declined 0.6 share points to 37.0%, reflecting a 38.4% volume decline in the vending channel. The vending channel accounted for 15% of total industry volume in the quarter, compared with 23.7% in the comparative period last year due to the reduction in vending machines resulting from new regulations that require electronic age verification. PMI’s share of the vending channel at 51% is greater than its overall market share, and as a consequence, PMI has been adversely impacted by this development. PMI expects the volume share of the vending channel to gradually improve. Marlboro share declined 2.8 share points to 26.1%, due primarily to the increase of the low-price segment and shrinkage in the vending channel. L&M continued to grow strongly, adding 2.5 share points to reach 4.7%.

In Italy, the total cigarette market was down 1.4% while PMI’s cigarette shipment volume declined 4.7%, due to unfavorable distributor inventory movements and the timing of shipments. PMI’s market share in Italy increased 1.0 share point to 54.6%, driven by Merit, Chesterfield, Philip Morris and Muratti.

In Spain, the total cigarette market declined less than 1%. PMI’s market share declined 0.1 share point to 31.5%, as share gains for Chesterfield and L&M were mostly offset by a decline for Marlboro. PMI’s shipment volume increased 2.8%, but was essentially flat when adjusted for favorable trade inventory movements.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, increased $448 million (16.9%). Excluding excise taxes, net revenues increased $156 million (10.6%) to $1.6 billion, due primarily to favorable currency ($60 million), price increases ($56 million), and higher volume/mix ($40 million).

Operating companies income increased $70 million (12.4%), due primarily to price increases and favorable costs ($72 million), favorable currency ($21 million) and higher volume/mix ($14 million), partially offset by higher marketing, administration and research costs ($29 million).

In Eastern Europe, Middle East and Africa, volume increased 0.8%, driven by gains in Ukraine and Egypt, and the timing of shipments in Saudi Arabia and Israel, partially offset by the continued decline of L&M in Turkey and Russia, and lower worldwide duty-free volume.

In Egypt, shipment volume increased 23.3%, driven mainly by L&M, while market share grew 1.4 share points to 11.4%.

In Russia, shipment volume was down 2.6%, but share increased 0.2 share points to 26.7%, as share gains for Marlboro, Parliament, Virginia Slims and Chesterfield were mostly offset by a share decline for L&M. PMI’s brand portfolio in Russia was also strengthened by new brand initiatives, including Muratti Slims, Virginia Slims Uno in an innovative package and Marlboro Filter Plus.

In Turkey, shipment volume was down 4.4% and market share declined 2.7 share points to 40.2%, due mainly to the decline of L&M and Lark, which face intense competition at the low-price end of the market. Marlboro’s share was down slightly, but Parliament was up 0.8 share points to 5.8%.

In Ukraine, shipment volume grew 4.3% and share increased 0.5 share points to 33.7%, driven by gains in Marlboro, Parliament and Chesterfield. Marlboro’s share advanced 0.5 share points to 5.1%, as consumers continued to trade up to international brands at the expense of lower-priced local brands.

Asia. Net revenues, which include excise taxes billed to customers, increased $259 million (10.2%). Excluding excise taxes, net revenues increased $42 million (3.0%) to $1.4 billion, due primarily to the Lakson Tobacco acquisition ($48 million), price increases ($21 million) and favorable currency ($7 million), partially offset by lower volume/mix ($34 million).

Operating companies income decreased $59 million (12.1%), due primarily to lower volume/mix ($32 million), higher marketing, administration and research costs ($30 million) and unfavorable currency ($22 million), partially offset by price increases, net of higher costs ($12 million) and the Lakson Tobacco acquisition ($8 million).

In Asia, volume increased 15.9%, due to acquisition volume in Pakistan and gains in Korea, Indonesia and the Philippines, partially offset by a volume decline in Japan. Excluding acquired volume, shipment volume in Asia declined 1.2%.

In Indonesia, PMI shipment volume rose 1.3%. Market share of 28.0% was down slightly, reflecting the impact of the tax-driven price increase that took effect in May, following the March 2007 excise tax increase. A Hijau’s share increased 0.8 share points to 6.0%, but A Mild and Dji Sam Soe declined 0.6 and 0.3 share points, respectively, due to low-price competition and temporarily widened price gaps with competitive brands. Marlboro share grew 0.1 share point to 4.1%.

In Japan, the total cigarette market declined 20.3%, reflecting significant trade purchases in June 2006 ahead of the July 2006 excise tax increase. Market share in Japan declined 0.1 share point to 24.3%. PMI’s shipments in

Japan were down 8.7%, due to lower in-market sales, partially offset by favorable distributor inventory movements. PMI estimates that the underlying industry decline after the July 2006 price increase has been approximately 6%, but anticipates that by the fourth quarter of 2007 the market contraction will return to a more normalized 2.5% to 3.0% rate of decline.

In Korea, shipment volume increased 19.1%, due mainly to better performance of Parliament, Marlboro and Virginia Slims. Volume benefited from recent new line extensions, including Marlboro Filter Plus and Virginia Slims One. Market share increased 1.3 share points to 9.5%, with Marlboro up 0.9 share points to 4.2%.

Latin America. Net revenues, which include excise taxes billed to customers, increased $128 million (12.0%). Excluding excise taxes, net revenues increased $33 million (7.7%) to $464 million, due primarily to price increases ($25 million) and the acquisition of the Dominican Republic cigarette business ($7 million).

Operating companies income decreased $28 million (21.5%), due primarily to the divestiture of the Dominican Republic beer business ($17 million), pre-tax charges for asset impairment and exit costs in 2007 ($11 million), and higher marketing, administration and research costs, partially offset by price increases, net of higher costs ($20 million).

In Latin America, volume declined 2.6%, due mainly to declines in the Dominican Republic and Mexico, partially offset by gains in Argentina.

In Argentina, the total cigarette market was stable and PMI’s shipment volume grew 2.2%. Market share increased 1.7 share points, due mainly to the Philip Morris brand and Marlboro.

In the Dominican Republic, shipment volume declined 35.8%, reflecting a lower total market following price increases in January and February 2007 to partially compensate for a very significant excise tax increase imposed on cigarettes in January 2007. Market share declined 0.5 share points to 77.6%, due primarily to Marlboro, partially offset by gains for other PMI brands.

In Mexico, the total cigarette market declined 8.5%, due primarily to the timing of Easter holiday shipments in March 2007 versus April 2006, as well as tax-driven price increases and unfavorable inventory movements. However, PMI market share was up 1.4 share points to 64.2%, due primarily to Marlboro, Benson & Hedges and Delicados. PMI shipments declined 5.9%, due to the lower total market.

Financial Services

Business Environment

In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the first six months of 2007 and 2006, PMCC received proceeds from asset sales, maturities and bankruptcy recoveries of $340 million and $202 million, respectively, and recorded gains of $246 million and $66 million, respectively, in operating companies income. During the second quarter of 2007 and 2006, PMCC received proceeds from asset sales, maturities and bankruptcy recoveries of $141 million and $32 million, respectively, and recorded gains of $109 million and $8 million, respectively, in operating companies income.

Included in the proceeds for 2007 were partial recoveries of amounts previously provided for in the allowance for losses related to aircraft exposure, which resulted in additional operating companies income of $207 million and $78 million for the six months and three months ended June 30, 2007, respectively.

PMCC leases a number of aircraft, predominantly to major U.S. passenger carriers. At June 30, 2007, $1.5 billion of PMCC’s finance asset balance related to aircraft. One of PMCC’s aircraft lessees, Northwest Airlines, Inc. (“Northwest”), exited bankruptcy on May 31, 2007 and assumed PMCC’s leveraged leases for three Airbus A-320 aircraft. With this emergence, none of PMCC’s aircraft lessees are operating under bankruptcy protection.

In addition, PMCC leases one 750 megawatt (“MW”) natural gas-fired power plant (located in Pasadena, Texas) to an indirect subsidiary of Calpine Corporation (“Calpine”). Calpine, which has guaranteed the lease, is currently operating under bankruptcy protection. The subsidiary was not included as part of the bankruptcy filing of Calpine. PMCC does not record income on leases when the lessee or its guarantor is in bankruptcy. At June 30, 2007, PMCC’s finance asset balance for this lessee was $60 million. In addition, PMCC’s leases for two 265 MW natural gas-fired power plants (located in Tiverton, Rhode Island, and Rumford, Maine), which were part of the bankruptcy filing, were rejected and written off during 2006. PMCC’s interest in these plants was foreclosed upon in July 2007, which will result in the acceleration of approximately $50 million in deferred taxes. Based on PMCC’s assessment of the prospect for recovery on the Pasadena plant, a portion of the outstanding finance asset balance has been provided for in the allowance for losses.

At June 30, 2007, PMCC’s allowance for losses was $223 million. During the six months ended June 30, 2007, PMCC’s allowance for losses decreased by $257 million related to the partial recovery and write-off of certain aircraft leveraged lease investments. During the second quarter of 2006, PMCC increased its allowance for losses by $103 million due to continuing issues within the airline industry.

As discussed further in Note 12. Income Taxes, the IRS has disallowed benefits pertaining to several PMCC leverage lease transactions for the years 1996 through 1999.

Operating Results

	2007		2006
		(in millions)
Net revenues:
Six months ended June 30,	$95		$163

Three months ended June 30,	$52		$55

Operating companies income (loss):
Six months ended June 30,	$299		$37

Three months ended June 30,	$139		$(59)

PMCC’s net revenues for the six months ended June 30, 2007, decreased $68 million (41.7%) from the comparable period in 2006, due primarily to lower gains from asset management activity and lower lease revenues due to lower investment balances. Net revenues for the three months ended June 30, 2007, decreased $3 million (5.5%) from the comparable period in 2006, due primarily to lower lease revenues, partially offset by higher gains from asset management activity.

PMCC’s operating companies income for the six months ended June 30, 2007 increased $262 million (100.0+%) from the comparable period in 2006, due primarily to cash recoveries in 2007 on aircraft leases previously written down versus an increase to the loss provision in 2006, partially offset by lower revenues. PMCC’s operating companies income for the three months ended June 30, 2007, increased $198 million (100.0+%) from the comparable period in 2006, due primarily to cash recoveries in 2007 on aircraft leases previously written down versus an increase to the loss provision in 2006.

Financial Review

Net Cash Provided by Operating Activities, Continuing Operations

During the first six months of 2007, net cash provided by operating activities on a continuing operations basis was $5.0 billion compared with $5.5 billion during the comparable 2006 period. The decrease in cash provided by operating activities was due primarily to the return in 2006 of approximately $2 billion of escrow bond deposits related to the Price U.S. tobacco case, partially offset by higher earnings from continuing operations (after excluding the non-cash reversal of income tax reserves in 2006) and lower pension plan contributions.

Net Cash Used in Investing Activities, Continuing Operations

One element of PMI’s growth strategy is to strengthen its brand portfolio and/or expand its geographic reach through active programs of selective acquisitions. PM USA from time to time considers acquisitions as part of its adjacency strategy.

During the first six months of 2007, net cash used in investing activities on a continuing operations basis was $587 million, compared with $239 million during the first six months of 2006. The increase in cash used was due primarily to PMI’s purchase of an additional stake of a cigarette manufacturer in Pakistan in the first quarter of 2007.

Net Cash Used in Financing Activities, Continuing Operations

During the first six months of 2007, net cash used in financing activities on a continuing operations basis was $3.0 billion, compared with $6.1 billion during the first six months of 2006. The decrease in cash used in financing activities was due primarily to higher repayment of debt in 2006.

Debt and Liquidity

Credit Ratings – At June 30, 2007, ALG’s debt ratings by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Positive
Fitch	F-2	BBB+	Stable

ALG’s credit quality, measured by 5 year credit default swaps, has improved over the past year with levels which approximate that of Single-A rated issuers.

Credit Lines – ALG and PMI maintain separate revolving credit facilities. ALG intends to use its revolving credit facilities to support the issuance of commercial paper.

The purchase price of the Sampoerna acquisition was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility (which, through repayments has been reduced to euro 1.5 billion) and a euro 2.0 billion five-year revolving credit facility. These facilities, which are not guaranteed by ALG, require PMI to maintain an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio of not less than 3.5 to 1.0. At June 30, 2007, PMI’s ratio calculated in accordance with the agreements was 34.0 to 1.0.

In March 2007, ALG negotiated a new 364-day revolving credit facility in the amount of $1.0 billion, which expires on March 27, 2008, and replaces ALG’s 364-day facility which matured on March 30, 2007. In addition, ALG maintains a multi-year credit facility in the amount of $4.0 billion, which expires in April 2010. The ALG facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreements, of not less than 2.5 to 1.0. At June 30, 2007, the ratio calculated in accordance with the agreements was 18.8 to 1.0.

ALG and PMI expect to continue to meet their respective covenants. These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral. The multi-year facilities enable the respective companies to reclassify short-term debt on a long-term basis.

At June 30, 2007, credit lines for ALG and PMI, and the related activity, were as follows (in billions of dollars):

ALG	June 30, 2007
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

364-day	$1.0	$ -	$ -	$1.0
Multi-year	4.0			4.0

	$5.0	$ -	$ -	$5.0

PMI	June 30, 2007
Type	Credit Lines	Amount Drawn	Lines Available

euro 2.5 billion, 3-year term loan	$2.0	$2.0	$ -
euro 2.0 billion, 5-year revolving credit	2.7	0.2	2.5

	$4.7	$2.2	$2.5

In addition to the above, certain international subsidiaries of PMI maintain credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.2 billion are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $0.5 billion and $0.4 billion at June 30, 2007 and December 31, 2006, respectively.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $8.3 billion and $8.5 billion at June 30, 2007 and December 31, 2006, respectively. Total consumer products debt was $7.2 billion and $7.4 billion at June 30, 2007 and December 31, 2006, respectively. Total consumer products debt includes PMI third-party debt of $3.1 billion and $2.8 billion at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006 (after giving effect to the Kraft spin-off), Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.44 and 0.58, respectively. The ratio of total debt to total equity was 0.51 and 0.67 at June 30, 2007 and December 31, 2006 (after giving effect to the Kraft spin-off), respectively.

ALG does not guarantee the debt of PMI.

Guarantees – As discussed in Note 11, at June 30, 2007, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes and divestiture activities, were $286 million, of which $280 million have no specified expiration dates. The remainder expire through 2011, with none expiring through June 30, 2008. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at June 30, 2007, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. In July 2007, a guarantee agreement for $179 million between Altria Group, Inc. and the

Pension Benefit Guaranty Corporation related to Miller Brewing Company was terminated. At June 30, 2007, subsidiaries of ALG were also contingently liable for $2.5 billion of guarantees related to their own performance, consisting of the following:

•

$2.3 billion of guarantees of excise tax and import duties related primarily to international shipments of tobacco products. In these agreements, financial institutions provide guarantees of tax payments to the respective governments. PMI then issues guarantees to the respective financial institutions for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s condensed consolidated balance sheet.

•	$0.2 billion of other guarantees related to the tobacco businesses.

Although Altria Group, Inc.’s guarantees of its own performance are frequently short-term in nature, they are expected to be replaced, upon expiration, with similar guarantees of similar amounts. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

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

As a result of these agreements and the enactment of FETRA, PM USA and PMI recorded the following amounts in cost of sales (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
PM USA	$2,675	$2,468	$1,419	$1,289
PMI	45	54	22	28

Total	$2,720	$2,522	$1,441	$1,317

Based on current agreements and current estimates of volume and market share, the estimated amounts that PM USA and PMI may charge to cost of sales under these agreements will be approximately as follows (in billions):

	PM USA	PMI	Total
2007	$5.4	$0.1	$5.5
2008	5.5	0.1	5.6
2009	5.5	0.1	5.6
2010	5.5	0.1	5.6
2011	5.5	0.1	5.6
2012 to 2016	5.6 annually	0.1 annually	5.7 annually
Thereafter	5.7 annually		5.7 annually

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

Litigation Escrow Deposits – As discussed in Note 11, in connection with obtaining a stay of execution in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the June 30, 2007 and December 31, 2006 condensed consolidated balance sheets as other assets. As discussed in Note 11, in July 2006, the Florida Supreme Court issued its ruling in the Engle case. The escrow and deposit amounts will be returned to PM USA subject to and upon the completion of final review of the judgment. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

Also, as discussed in Note 11, in June 2006 under the order of the Illinois Supreme Court, cash deposits of approximately $2.2 billion related to the Price case were returned to PM USA, and PM USA’s obligations to deposit further cash payments were terminated. A pre-existing 7.0%, $6 billion long-term note from ALG to PM USA that was placed in escrow pending the outcome of plaintiffs’ petition for writ of certiorari to the United States Supreme Court was returned to PM USA in December 2006, following the Supreme Court’s denial of the petition. Since this note is the result of an intercompany financing arrangement, it does not appear on the condensed consolidated balance sheet of Altria Group, Inc.

With respect to certain adverse verdicts and judicial decisions currently on appeal, other than the Engle case discussed above, as of June 30, 2007, PM USA has posted various forms of security totaling approximately $193 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

Although litigation is subject to uncertainty and could result in material adverse consequences for the financial condition, cash flows or results of operations of PM USA or Altria Group, Inc. in a particular fiscal quarter or fiscal year, management believes the litigation environment has substantially improved and expects cash flow from operations, together with existing credit facilities, to provide sufficient liquidity to meet the ongoing needs of the business.

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006. At June 30, 2007, PMCC’s net finance receivable of $6.2 billion in leveraged leases, which is included in the line item on Altria Group, Inc.’s condensed consolidated balance sheet of finance assets, net, consists of rents receivable ($21.1 billion) and the residual value of assets under lease ($1.5 billion), reduced by third-party nonrecourse debt ($13.9 billion) and unearned income ($2.5 billion). The payment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within the line item finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at June 30, 2007, also include net finance receivables for direct finance leases ($0.4 billion) and an allowance for losses ($0.2 billion).

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

Dividends paid in the first six months of 2007 and 2006 were $3.6 billion and $3.3 billion, respectively, an increase of 8.3%, primarily reflecting a higher dividend rate on Altria Group, Inc. stock and a greater number of shares outstanding in 2007.

During the second quarter of 2007, Altria Group, Inc. adjusted its quarterly dividend rate to $0.69 per share so that its stockholders who retain their Altria Group, Inc. and Kraft shares will receive in the aggregate the same dividend rate as before the distribution. As a result, the present annualized dividend rate is $2.76 per Altria Group, Inc. common share.

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

A substantial portion of Altria Group, Inc.’s derivative financial instruments are effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Gain at beginning of period	$13	$24	$5	$36
Derivative gains transferred to earnings	(41)	(18)	(17)	(12)
Change in fair value	34	11	20	(7)
Kraft spin-off	2

Gain as of June 30	$8	$17	$8	$17

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates.    Altria Group, Inc. uses forward foreign exchange contracts, foreign currency swaps and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At June 30, 2007 and December 31, 2006, Altria Group, Inc. had contracts with aggregate notional amounts of $2.2 billion and $3.2 billion, respectively.

In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of June 30, 2007 and December 31, 2006. At June 30, 2007 and December 31, 2006, the notional amounts of foreign currency swap agreements aggregated $1.4 billion.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the six months ended June 30, 2007 and 2006, these hedges of net investments resulted in gains, net of income taxes of $21 million, and losses, net of income taxes, of $154 million, respectively, and were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

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

It is possible that the consolidated results of operations, cash flows or financial position of PM USA or Altria Group, Inc. could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome

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

Tobacco Control Action in the Public and Private Sectors.    Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of smoking, restricting marketing and advertising, imposing regulations on warnings and disclosure of ingredients and seeking to hold us responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect this decline to continue.

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

Minimum Retail Selling Price Laws.    Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has commenced infringement proceedings against these Member States, claiming that minimum retail selling price systems infringe EU law. In March 2007, the European Commission brought an action against France in the European Court of Justice on the ground that France’s minimum retail selling price system infringes EU law. On July 2, 2007, the European Commission announced that it has formally called upon Austria, Ireland and Italy to amend their legislation setting minimum retail selling prices for cigarettes. The announcement further stated that if these Member States do not respond satisfactorily to this request within two months of the announcement, the Commission may refer the matters to the European Court of Justice. If the European Commission’s actions are successful, they could adversely impact excise tax levels and/or price gaps in those markets.

Increased Competition in the United States Tobacco Market.    Settlements of certain tobacco litigation in the United States have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and increased imports of foreign lowest priced brands.

Counterfeit Cigarettes in International Markets.    Large quantities of counterfeit cigarettes are sold in the international market. PMI believes that Marlboro is the most heavily counterfeited international cigarette brand. PMI cannot quantify the amount of revenue it loses as a result of this activity.

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

IRS Challenges to PMCC Leases.    The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999. PMCC will continue to assert its position regarding these leveraged lease transactions and contest approximately $150 million of tax and net interest assessed and paid with regard to them. The IRS may in the future challenge and disallow more of PMCC’s leveraged leases based on Revenue Rulings, an IRS Notice and subsequent case law addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). PMCC believes that the position and supporting case law described in the RAR, Revenue Rulings and the IRS Notice are incorrectly applied to PMCC’s transactions and that its leveraged leases are factually and legally distinguishable in material respects from the IRS’s position. PMCC and ALG intend to vigorously defend against any challenges based on that position through litigation. In this regard, on October 16, 2006, PMCC filed a complaint in the U.S. District Court for the Southern District of New York to claim refunds for a portion of these tax payments and associated interest. However, should PMCC’s position not be upheld, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. PMCC considered this matter in its adoption of FIN 48 and FASB Staff Position No. FAS 13-2.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ALG’s share repurchase activity for each of the three months ended June 30, 2007, was as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	172,564	$69.36	–	–

May 1, 2007 – May 31, 2007	2,926	$68.86	–	–

June 1, 2007 – June 30, 2007	3,123	$70.79	–	–

For the Quarter Ended June 30, 2007	178,613	$69.37	–	–

(1)

The shares repurchased during the periods presented above represent shares tendered to ALG by employees who vested in restricted stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

3	Amended and Restated By-Laws (Incorporated by reference to ALG’s Current Report on Form 8-K dated July 3, 2007).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE

Dinyar S. Devitre
Senior Vice President and Chief Financial Officer August 7, 2007