Form 10-Q
period 2007-09-30
ALTRIA GROUP, INC.
filed 2007-11-06
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At October 31, 2007, there were 2,106,319,958 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Consumer products
Cash and cash equivalents	$7,309	$4,781

Receivables (less allowances of $17 in 2007 and 2006)	2,523	2,808

Inventories:
Leaf tobacco	4,241	4,383
Other raw materials	1,228	1,109
Finished product	3,463	3,188

	8,932	8,680

Current assets of discontinued operations		7,647
Other current assets	1,983	2,236

Total current assets	20,747	26,152

Property, plant and equipment, at cost	16,171	14,882
Less accumulated depreciation	8,097	7,301

	8,074	7,581

Goodwill	6,700	6,197
Other intangible assets, net	1,874	1,908
Prepaid pension assets	1,287	761
Investment in SABMiller	3,911	3,674
Long-term assets of discontinued operations		48,805
Other assets	2,693	2,402

Total consumer products assets	45,286	97,480

Financial services
Finance assets, net	6,376	6,740
Other assets	66	50

Total financial services assets	6,442	6,790

TOTAL ASSETS	$51,728	$104,270

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
LIABILITIES
Consumer products
Short-term borrowings	$512	$420
Current portion of long-term debt	3,973	648
Accounts payable	1,166	1,414
Accrued liabilities:
Marketing	863	824
Taxes, except income taxes	3,869	3,620
Employment costs	639	849
Settlement charges	3,681	3,552
Other	1,651	1,641
Income taxes	1,242	782
Dividends payable	1,588	1,811
Current liabilities of discontinued operations		9,866

Total current liabilities	19,184	25,427

Long-term debt	3,040	6,298
Deferred income taxes	1,649	1,391
Accrued pension costs	554	541
Accrued postretirement health care costs	1,937	2,009
Long-term liabilities of discontinued operations		19,629
Other liabilities	2,185	2,658

Total consumer products liabilities	28,549	57,953

Financial services
Long-term debt	500	1,119
Deferred income taxes	5,185	5,530
Other liabilities	255	49

Total financial services liabilities	5,940	6,698

Total liabilities	34,489	64,651

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	6,839	6,356
Earnings reinvested in the business	33,822	59,879
Accumulated other comprehensive losses	(836)	(3,808)

	40,760	63,362
Less cost of repurchased stock (700,278,240 shares in 2007 and 708,880,389 shares in 2006)	(23,521)	(23,743)

Total stockholders’ equity	17,239	39,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,728	$104,270

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Net revenues	$55,572	$51,024
Cost of sales	12,499	11,704
Excise taxes on products	26,774	23,670

Gross profit	16,299	15,650
Marketing, administration and research costs	5,751	5,703
Italian antitrust charge		61
Asset impairment and exit costs	545	123
(Recoveries) provision (from) for airline industry exposure	(214)	103
Amortization of intangibles	18	17

Operating income	10,199	9,643
Interest and other debt expense, net	187	325

Earnings from continuing operations before income taxes, and equity earnings and minority interest, net	10,012	9,318
Provision for income taxes	3,234	2,540

Earnings from continuing operations before equity earnings and minority interest, net	6,778	6,778
Equity earnings and minority interest, net	195	145

Earnings from continuing operations	6,973	6,923
Earnings from discontinued operations, net of income taxes and minority interest	625	2,140

Net earnings	$7,598	$9,063

Per share data:

Basic earnings per share:
Continuing operations	$3.32	$3.32
Discontinued operations	0.30	1.02

Net earnings	$3.62	$4.34

Diluted earnings per share:
Continuing operations	$3.30	$3.29
Discontinued operations	0.29	1.02

Net earnings	$3.59	$4.31

Dividends declared	$2.30	$2.46

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2007	2006
Net revenues	$19,207	$17,642
Cost of sales	4,325	4,022
Excise taxes on products	9,243	8,229

Gross profit	5,639	5,391
Marketing, administration and research costs	1,907	1,961
Asset impairment and exit costs	28	68
Recoveries from airline industry exposure	(7)
Amortization of intangibles	6	6

Operating income	3,705	3,356
Interest and other debt expense, net	11	59

Earnings from continuing operations before income taxes, and equity earnings and minority interest, net	3,694	3,297
Provision for income taxes	1,117	1,125

Earnings from continuing operations before equity earnings and minority interest, net	2,577	2,172
Equity earnings and minority interest, net	56	42

Earnings from continuing operations	2,633	2,214
Earnings from discontinued operations, net of income taxes and minority interest		661

Net earnings	$2,633	$2,875

Per share data:
Basic earnings per share:
Continuing operations	$1.25	$1.06
Discontinued operations		0.32

Net earnings	$1.25	$1.38

Diluted earnings per share:
Continuing operations	$1.24	$1.05
Discontinued operations		0.31

Net earnings	$1.24	$1.36

Dividends declared	$0.75	$0.86

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2006 and

the Nine Months Ended September 30, 2007

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity
Balances, January 1, 2006	$935	$6,061	$54,666	$(1,317)	$(536)	$(1,853)	$(24,102)	$35,707
Comprehensive earnings:
Net earnings			12,022					12,022
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				1,220		1,220		1,220
Additional minimum pension liability					233	233		233
Change in fair value of derivatives accounted for as hedges					(11)	(11)		(11)
Other					(11)	(11)		(11)

Total other comprehensive earnings								1,431

Total comprehensive earnings								13,453

Initial adoption of FASB Statement No. 158, net of income taxes					(3,386)	(3,386)		(3,386)
Exercise of stock options and issuance of other stock awards		295	145				359	799
Cash dividends declared ($3.32 per share)			(6,954)					(6,954)

Balances, December 31, 2006	935	6,356	59,879	(97)	(3,711)	(3,808)	(23,743)	39,619
Comprehensive earnings:
Net earnings			7,598					7,598
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				344		344		344
Change in net loss and prior service cost					512	512		512
Change in fair value of derivatives accounted for as hedges					7	7		7

Total other comprehensive earnings								863

Total comprehensive earnings								8,461

Adoption of FIN 48 and FAS 13-2			711					711
Exercise of stock options and issuance of other stock awards (1)		483					222	705
Cash dividends declared ($2.30 per share)			(4,846)					(4,846)
Spin-off of Kraft Foods Inc.			(29,520)	89	2,020	2,109		(27,411)

Balances, September 30, 2007	$935	$6,839	$33,822	$336	$(1,172)	$(836)	$(23,521)	$17,239

(1)	Includes $179 million increase to additional paid-in capital for the reimbursement from Kraft for Altria stock awards. See Note 1.

Total comprehensive earnings were $2,564 million and $2,999 million, respectively, for the quarters ended September 30, 2007 and 2006, and $9,999 million for the first nine months of 2006.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Earnings from continuing operations - Consumer products	$6,763	$6,835
- Financial services	210	88

Earnings from discontinued operations, net of income taxes and minority interest	625	2,140

Net earnings	7,598	9,063
Impact of earnings from discontinued operations, net of income taxes and minority interest	(625)	(2,140)

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	704	685
Deferred income tax provision (benefit)	148	(240)
Equity earnings and minority interest, net	(195)	(145)
U.S. tobacco headquarters relocation charges, net of cash paid	(1)	(1)
Escrow bond for the Price U.S. tobacco case		1,850
Asset impairment and exit costs, net of cash paid	392	57
Income tax reserve reversal		(1,006)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(41)	48
Inventories	91	(253)
Accounts payable	(75)	(132)
Income taxes	86	80
Accrued liabilities and other current assets	(291)	274
U.S. tobacco accrued settlement charges	129	(158)
Pension plan contributions	(83)	(367)
Pension provisions and postretirement, net	226	320
Other	353	489
Financial services
Deferred income tax benefit	(253)	(295)
Provision for airline industry exposure		103
Other	(39)	116

Net cash provided by operating activities, continuing operations	8,124	8,348
Net cash provided by operating activities, discontinued operations	161	2,796

Net cash provided by operating activities	8,285	11,144

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(924)	$(814)
Purchases of businesses, net of acquired cash	(426)
Proceeds from sales of businesses	4	85
Other	66	46
Financial services
Investments in finance assets	(4)	(13)
Proceeds from finance assets	363	339

Net cash used in investing activities, continuing operations	(921)	(357)
Net cash provided by investing activities, discontinued operations	26	69

Net cash used in investing activities	(895)	(288)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance (repayment) of short-term borrowings	78	(1,957)
Long-term borrowings by PMI	1,110
Long-term debt repaid	(1,230)	(2,136)
Financial services
Long-term debt repaid	(617)	(1,015)

Dividends paid on Altria Group, Inc. common stock	(5,069)	(5,012)
Issuance of Altria Group, Inc. common stock	357	421
Kraft Foods Inc. dividends paid to Altria Group, Inc.	728	1,005
Other	(196)	(283)

Net cash used in financing activities, continuing operations	(4,839)	(8,977)
Net cash used in financing activities, discontinued operations	(176)	(2,556)

Net cash used in financing activities	(5,015)	(11,533)

Effect of exchange rate changes on cash and cash equivalents:
Continuing operations	164	84
Discontinued operations	1	30

Cash and cash equivalents, continuing operations:
Increase (decrease)	2,528	(902)
Balance at beginning of period	4,781	5,942

Balance at end of period	$7,309	$5,040

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2007. This Form 8-K revised certain information disclosed in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 in order to reflect Kraft Foods Inc. (“Kraft”) as a discontinued operation and to reflect the change in reportable segments, both of which are discussed further below.

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

The products of ALG’s subsidiaries include cigarettes and other tobacco products sold in the United States by Philip Morris USA Inc. (“PM USA”) and outside the United States by Philip Morris International Inc. (“PMI”). Beginning with the second quarter of 2007, Altria Group, Inc. revised its reportable segments to reflect PMI’s operations by geographic region. Altria Group, Inc.’s revised segments, which are reflected in these financial statements, are U.S. tobacco; European Union; Eastern Europe, Middle East and Africa; Asia; Latin America; and Financial Services. Accordingly, prior period segment results have been revised.

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due primarily to the classification of Kraft as a discontinued operation and revised segment information.

Kraft Spin-Off

On March 30, 2007 (the “Distribution Date”), Altria Group, Inc. distributed all of its remaining interest in Kraft on a pro-rata basis to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007 (the “Record Date”) in a tax-free distribution. The distribution ratio was 0.692024 of a share of Kraft for each share of Altria Group, Inc. common stock outstanding. Altria Group, Inc. stockholders received cash in lieu of fractional shares of Kraft. Following the distribution, Altria Group, Inc. does not own any shares of Kraft. During the second quarter of 2007, Altria Group, Inc. adjusted its quarterly dividend to $0.69 per share, so that its stockholders who retained their Altria Group, Inc. and Kraft shares would receive, in the aggregate, the same

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

dividend rate as before the distribution. In August 2007, Altria Group, Inc. increased its quarterly dividend to $0.75 per share.

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

To the extent that employees of the remaining Altria Group, Inc. received Kraft stock options, Altria Group, Inc. reimbursed Kraft in cash for the Black-Scholes fair value of the stock options received. To the extent that Kraft employees held Altria Group, Inc. stock options, Kraft reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that holders of Altria Group, Inc. stock rights received Kraft stock rights, Altria Group, Inc. paid to Kraft the fair value of the Kraft stock rights less the value of projected forfeitures. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $179 million from Kraft to Altria Group, Inc. in April 2007. The reimbursement from Kraft is reflected as an increase to the additional paid-in capital of Altria Group, Inc. on the September 30, 2007 condensed consolidated balance sheet.

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

PMI Spin-Off

On August 29, 2007, Altria Group, Inc.’s Board of Directors announced its intention to pursue the tax-free spin-off of PMI to Altria Group, Inc.’s stockholders. The Board of Directors anticipates that it will be in a position to finalize its decision and announce the precise timing of the spin-off at its regularly scheduled meeting on January 30, 2008. In addition to a final determination by Altria Group, Inc.’s Board of Directors, the spin-off will be subject to the receipt of a favorable ruling from the U.S. Internal Revenue Service, the receipt of an opinion of tax counsel and the effectiveness of a registration statement with the Securities and Exchange Commission, as well as the execution of several intercompany agreements and finalization of other matters.

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2007	2006	2007	2006
		(in millions)
Separation program	U.S. tobacco	$293	$—	$10	$—
Separation program	European Union	101	78	13	56
Separation program	Eastern Europe, Middle East and Africa	12
Separation program	Asia	22	7	2	6
Separation program	Latin America	18
Separation program	General corporate	17	33		3

Total separation programs		463	118	25	65

Asset impairment	U.S. tobacco	35
Asset impairment	European Union		3		3
Asset impairment	General corporate		2

Total asset impairments		35	5		3

Spin-off fees	General corporate	47		3

Asset impairment and exit costs		$545	$123	$28	$68

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in the asset impairment and exit cost liabilities for Altria Group, Inc. for the nine months ended September 30, 2007 was as follows:

	Severance	Asset write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2007	$131	$—	$—	$131
Charges	431	35	79	545
Cash spent	(105)		(48)	(153)
Charges against assets		(35)		(35)
Currency/other	2		(31)	(29)

Liability balance, September 30, 2007	$459	$—	$—	$459

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

As a result of this program, from 2007 through 2011, PM USA expects to incur total pre-tax charges of approximately $670 million, comprised of accelerated depreciation of $143 million (including the above mentioned asset impairment charge of $35 million recorded for the nine months ended September 30, 2007), employee separation costs of $353 million and other charges of $174 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Approximately $440 million, or 66% of the total pre-tax charges, will result in cash expenditures. PM USA recorded an initial pre-tax asset impairment and exit cost charge for the program of $318 million or $0.10 per diluted share in the second quarter of 2007 related primarily to employee separation programs. During the third quarter of 2007, PM USA recorded pre-tax asset impairment and exit cost charges for the program of $10 million related to employee separation programs. In addition, during the third quarter of 2007, PM USA incurred $12 million of pre-tax implementation costs associated with the program. These costs were primarily related to accelerated depreciation and were reflected as cost of sales on the condensed consolidated statements of earnings. Additional pre-tax charges of approximately $35 million are expected during the remainder of 2007.

Philip Morris International Asset Impairment and Exit Costs

During 2007, 2006 and 2005, PMI announced plans for the streamlining of various administrative functions and operations. These plans resulted in the announced closure or partial closure of 9 production facilities through September 30, 2007. As a result of these announcements, PMI recorded pre-tax charges of $153 million and $15 million during the nine months and three months ended September 30, 2007, respectively, and $88 million and $65 million during the nine months and three months ended September 30, 2006, respectively. These pre-tax charges primarily related to severance costs. Additional pre-tax charges of approximately $47 million are expected during the remainder of 2007. The 2006 third quarter charges included $51 million of costs related to PMI’s Munich factory closure.

Cash payments related to exit costs at PMI were $89 million and $16 million for the nine months and three months ended September 30, 2007, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $170 million.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The streamlining of these various functions and operations is expected to result in the elimination of approximately 2,400 positions. As of September 30, 2007, approximately 1,800 of these positions have been eliminated.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$80	$89	$101	$94
Interest cost	229	215	96	84
Expected return on plan assets	(316)	(297)	(159)	(121)
Amortization:
Net loss	78	114	21	18
Prior service cost	7	11	4	4
Other	31	5

Net periodic pension cost	$109	$137	$63	$79

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$26	$31	$33	$32
Interest cost	76	73	32	28
Expected return on plan assets	(105)	(97)	(54)	(40)
Amortization:
Net loss	28	40	7	6
Prior service cost	1	5	2	1
Other	7

Net periodic pension cost	$33	$52	$20	$27

Other, above, was due primarily to curtailment losses and an early retirement program related to PM USA’s announced closure of its Cabarrus, North Carolina manufacturing facility in 2007, and a workforce reduction program within Altria corporate headquarters in 2006. In conjunction with the 2007 curtailment, as of June 30, 2007, Altria Group, Inc. remeasured its benefit obligation and plan assets for its U.S. pension plans. This remeasurement resulted in an increase in prepaid pension assets of approximately $500 million and a corresponding increase, net of income taxes, to stockholders’ equity.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible and do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Employer contributions of $27 million and $56 million were made to U.S. plans and non-U.S. plans, respectively, during the nine months ended September 30, 2007. Currently, Altria Group, Inc. anticipates making additional contributions during the remainder of 2007 of approximately $5 million to its U.S. plans and approximately $45 million to its non-U.S. plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$36	$42	$12	$15
Interest cost	93	91	30	30
Amortization:
Net loss	25	27	8	9
Prior service cost	(6)	(3)	(2)	(2)
Other	(4)	3

Net postretirement health care costs	$144	$160	$48	$52

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other, above, was due primarily to curtailment gains related to PM USA’s announced closure of its Cabarrus, North Carolina manufacturing facility in 2007 and a workforce reduction program within Altria corporate headquarters in 2006.

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
U.S. tobacco	$—	$—	$281	$281
European Union	1,394	1,307	66	65
Eastern Europe, Middle East and Africa	685	657	164	164
Asia	4,117	3,778	1,303	1,339
Latin America	504	455	60	59

Total	$6,700	$6,197	$1,874	$1,908

Intangible assets were as follows (in millions):

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,539		$1,566
Amortizable intangible assets	401	$66	388	$46

Total intangible assets	$1,940	$66	$1,954	$46

Non-amortizable intangible assets substantially consist of brand names from PMI’s 2005 acquisition of a business in Indonesia. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2007 and 2006, was $18 million and $17 million, respectively, and $6 million for the three months ended September 30, 2007 and 2006. Amortization expense for each of the next five years is estimated to be $25 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

Goodwill is due primarily to PMI’s acquisitions in Indonesia, Greece, Serbia, Colombia and Pakistan. The movement in goodwill and gross carrying amount of intangible assets from December 31, 2006, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2006	$6,197	$1,954
Changes due to:
Currency	33	(14)
Acquisitions	437
Other	33

Balance at September 30, 2007	$6,700	$1,940

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The increase in goodwill from acquisitions is primarily related to the preliminary allocation of the purchase price for PMI’s acquisition in Pakistan. The allocation is based upon preliminary estimates and assumptions and is subject to revision when appraisals are finalized, which will be completed in the first quarter of 2008.

During the first quarter of 2007, Altria Group, Inc. completed its annual review of goodwill and intangible assets, and no charges resulted from this review.

Note 5. Financial Instruments:

During the nine months and three months ended September 30, 2007 and 2006, ineffectiveness related to fair value hedges and cash flow hedges was not material. Altria Group, Inc. is hedging forecasted transactions for periods not exceeding the next fifteen months and expects gains of approximately $19 million reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments at September 30, 2007 and 2006, Altria Group, Inc. recorded gains of $2 million, net of income taxes, and losses of $134 million, net of income taxes, respectively, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Gain at beginning of period	$13	$24	$8	$17
Derivative (gains) losses transferred to earnings	(38)	(51)	3	(33)
Change in fair value	45	6	11	(5)
Kraft spin-off	2

Gain (loss) as of September 30	$22	$(21)	$22	$(21)

Note 6. Acquisitions:

On July 18, 2007, PMI announced that it had reached an agreement in principle to acquire an additional 30% stake in its Mexican tobacco business from its joint venture partner, Grupo Carso, S.A.B. de C.V. (“Grupo Carso”). PMI currently holds a 50% stake in its Mexican tobacco business and this transaction would bring PMI’s stake to 80%. Grupo Carso would retain a 20% stake in the business. The transaction has a value of approximately $1.1 billion and was completed on November 1, 2007.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Divestitures:

Discontinued Operations:

As further discussed in Note 1. Basis of Presentation and Kraft Spin-Off, on March 30, 2007, Altria Group, Inc. completed the spin-off of all of its remaining interest in Kraft on a pro-rata basis to Altria Group, Inc. stockholders in a tax-free distribution. Altria Group, Inc. stockholders received 0.692024 of a share of Kraft for every share of Altria Group, Inc. common stock outstanding. Altria Group, Inc. stockholders received cash in lieu of fractional shares of Kraft. The distribution was accounted for as a dividend and as such resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $27.4 billion on March 30, 2007.

Altria Group, Inc. has reflected the results of Kraft prior to the distribution date as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows. The assets and liabilities related to Kraft were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2006.

Summarized financial information for discontinued operations for the nine months and three months ended September 30, 2007 and 2006 were as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$8,586	$24,985	$—	$8,243

Earnings before income taxes and minority interest	$1,059	$3,175	$—	$1,223
Provision for income taxes	(356)	(735)		(473)
Minority interest in earnings from discontinued operations, net	(78)	(300)		(89)

Earnings from discontinued operations, net of income taxes and minority interest	$625	$2,140	$—	$661

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

During the nine months ended September 30, 2007, 2.1 million shares of restricted stock and rights to receive shares of stock vested. The total fair value of restricted stock and rights vested during the nine months ended September 30, 2007 was $183 million. The grant date fair value per share of these awards was $55.46 (prior to any adjustment for the Kraft spin-off).

Note 9. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Earnings from continuing operations	$6,973	$6,923	$2,633	$2,214
Earnings from discontinued operations	625	2,140		661

Net earnings	$7,598	$9,063	$2,633	$2,875

Weighted average shares for basic EPS	2,100	2,086	2,103	2,090
Plus incremental shares from assumed conversions:
Restricted stock and stock rights	2	3	2	3
Stock options	13	15	12	14

Weighted average shares for diluted EPS	2,115	2,104	2,117	2,107

For the nine months and three months ended September 30, 2007, there were no antidilutive stock options. For the nine months and three months ended September 30, 2006, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive was immaterial.

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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Net revenues:
U.S. tobacco	$13,998	$13,938	$4,944	$4,830

European Union	20,253	18,248	6,832	6,458
Eastern Europe, Middle East and Africa	9,205	7,716	3,312	2,607
Asia	8,351	7,667	2,814	2,586
Latin America	3,639	3,183	1,274	1,052

Total International tobacco	41,448	36,814	14,232	12,703

Financial Services	126	272	31	109

Net revenues	$55,572	$51,024	$19,207	$17,642

Earnings from continuing operations before income taxes, and equity earnings and minority interest, net:
Operating companies income:
U.S. tobacco	$3,429	$3,687	$1,295	$1,270

European Union	3,256	2,735	1,151	955
Eastern Europe, Middle East and Africa	1,911	1,639	710	582
Asia	1,412	1,456	514	449
Latin America	333	395	143	133

Total International tobacco	6,912	6,225	2,518	2,119

Financial Services	332	138	33	101
Amortization of intangibles	(18)	(17)	(6)	(6)
General corporate expenses	(456)	(390)	(135)	(128)

Operating income	10,199	9,643	3,705	3,356
Interest and other debt expense, net	(187)	(325)	(11)	(59)

Earnings from continuing operations before income taxes, and equity earnings and minority interest, net	$10,012	$9,318	$3,694	$3,297

Items affecting the comparability of results from continuing operations were as follows:

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Recoveries/Provision from/for Airline Industry Exposure – During the nine months and three months ended September 30, 2007, PMCC recorded pre-tax gains of $214 million and $7 million, respectively, on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down. During the second quarter of 2006, PMCC increased its allowance for losses by $103 million, due to continuing issues within the airline industry.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of November 1, 2007, December 31, 2006 and December 31, 2005, and a page-reference to further discussions of each type of case.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Type of Case	Number of Cases Pending as of November 1, 2007	Number of Cases Pending as of December 31, 2006	Number of Cases Pending as of December 31, 2005	Page References
Individual Smoking and Health Cases (1)	123	196	228	33

Smoking and Health Class Actions and Aggregated Claims Litigation (2)	10	10	9	33-34

Health Care Cost Recovery Actions	3	5	4	34-39

Lights/Ultra Lights Class Actions	17	20	24	39-42

Tobacco Price Cases	2	2	2	42

Cigarette Contraband Cases	0	0	1	43

(1)	Does not include 2,622 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA. Additionally, does not include 189 individual smoking and health cases brought by or on behalf of 993 plaintiffs in Florida following the decertification of the Engle case discussed below.
(2)	Includes as one case the aggregated claims of 923 individuals (of which 536 individuals have claims against PM USA) that are proposed to be tried in a single proceeding in West Virginia. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages. Defendants have renewed their motion for review of the trial plan with the West Virginia Supreme Court of Appeals.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 134 individual smoking and health cases as of November 1, 2007 (Argentina (58), Australia (2), Brazil (54), Chile (9), Costa Rica (1), Greece (1), Italy (4), the Philippines (1), Poland (3) and Scotland (1)), compared with approximately 133 such cases on December 31, 2006, and approximately 132 such cases on December 31, 2005. In addition, in Italy, 2,023 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case, and three cases are pending in Finland and one in Israel against defendants that are indemnitees of a subsidiary of PMI.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, as of November 1, 2007, there were three smoking and health putative class actions pending outside the United States against PMI or its affiliates in Brazil (2) and Israel (1) compared with two such cases on December 31, 2006, and two such cases on December 31, 2005. Seven health care cost recovery actions are pending in Nigeria (4), Israel (1), Canada (1) and Spain (1), against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel. PM USA is also a named defendant in the smoking and health putative class action in Israel, a “Lights” class action in Israel and health care cost recovery actions in Israel and Canada.

Also, as of November 1, 2007, there were nine “public civil actions” pending outside the Untied States against PMI or its affiliates in Argentina (1), Brazil (3), Colombia (4), and Turkey (1) compared with three such actions on December 31, 2006, and one such action on December 31, 2005. Public civil actions are claims filed either by an individual, or a public or private entity, seeking to protect a variety of collective or individual rights. Plaintiffs in these cases seek various forms of relief including injunctive relief such as banning cigarettes, descriptors, smoking in certain places and advertising, as well as implementing communication campaigns and reimbursement of medical expenses incurred by public or private institutions.

Pending and Upcoming Trials

On October 31, 2007, the jury in the Whiteley case found that plaintiffs are not entitled to punitive damages against PM USA. A trial in a flight attendant case began on October 29, 2007. In addition, as of November 1, 2007, 7 individual smoking and health cases against PM USA are scheduled for trial through the end of 2008. Cases against other tobacco companies are also scheduled for trial through the end of 2008. Trial dates are subject to change.

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

Of the 17 cases in which verdicts were returned in favor of plaintiffs, eight have reached final resolution. A verdict against defendants in a health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported Lights class action in Illinois has been reversed and the case has been dismissed with prejudice. After exhausting all appeals, PM USA has paid six judgments totaling $71,826,707, and interest totaling $33,806,665.

The chart below lists the verdicts and post-trial developments in the nine pending cases, as well as the Illinois Lights class action, that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2007	California/ Whiteley	Individual Smoking and Health	Approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case, as well as $250,000 in punitive damages against the other defendant in the case.	In July 2007, the trial court granted plaintiff’s motion for a limited retrial against PM USA on the question of whether plaintiffs are entitled to punitive damages against PM USA, and if so, the amount. On October 31, 2007, the jury found that plaintiffs are not entitled to punitive damages against PM USA.

August 2006	District of Columbia/ United States of America	Health Care Cost Recovery	Finding that defendants, including ALG and PM USA, violated the civil provisions of the Racketeer Influenced and Corrupt Organizations Act (RICO). No monetary damages assessed, but court made specific findings and issued injunctions. See Federal Government’s Lawsuit, below.	Defendants filed notices of appeal to the United States Court of Appeals in September 2006 and the Department of Justice filed its notice of appeal in October. In October 2006, a three-judge panel of the Court of Appeals stayed implementation of the trial court’s remedies order pending its review of the decision. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order. Briefing of the parties’ consolidated appeal is scheduled to conclude in May 2008. See Federal Government’s Lawsuit, below.

March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	PM USA’s appeal is pending.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly and severally, to fund a 10- year smoking cessation program.	In June 2004, the state trial court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of February 15, 2007, the amount of prejudgment interest was approximately $444 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, appealed. In February 2007, the Louisiana Court of Appeal upheld the class certification and finding of liability, but reduced the judgment by $312 million and vacated the award of prejudgment interest. The Court of Appeal also remanded the case to the trial court with instructions to further reduce the remaining $279 million judgment to eliminate amounts awarded to any individual who began smoking after the Louisiana Product Liability Act became effective on September 1, 1988. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. Plaintiffs and defendants have filed petitions for writ of certiorari with the Louisiana Supreme Court. See Scott Class Action below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2003	Illinois/ Price	Lights/Ultra Lights Class Action	$7.1005 billion in compensatory damages and $3 billion in punitive damages against PM USA.	In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions to dismiss the case against PM USA. In May 2006, the Illinois Supreme Court rejected the plaintiffs’ motion for rehearing. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and in December 2006, the trial court dismissed the case with prejudice. In May 2007, the trial court granted plaintiffs’ motion to certify certain questions to the Illinois Fifth District Appellate Court, and plaintiffs petitioned the Fifth District to review the certified questions. In May 2007, PM USA filed applications for a supervisory order and writ of mandamus with the Illinois Supreme Court seeking an order compelling the lower courts to deny plaintiffs’ motion to vacate and/or withhold final judgment. The Illinois appellate court stayed the plaintiffs’ appeal until the related matters pending before the Illinois Supreme Court are resolved. In August 2007, the Illinois Supreme Court granted PM USA’s motion for supervisory order, and the trial court dismissed plaintiffs’ motion to vacate or withhold final judgment.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damage award. See discussion (1) below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. In January 2007, defendants petitioned the trial court to set aside the jury’s verdict and dismiss plaintiffs’ punitive damages claim. On August 1, 2007, the trial court deferred ruling on plaintiff’s motion for entry of judgment until after the United States Supreme Court’s review of Engle is complete and after further submissions by the parties. If a judgment is entered in this case, PM USA intends to appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the Court of Appeals’ decision reversing and remanding the case for a new trial on punitive damages. In October 2006, the Oregon Supreme Court announced that it would hold this petition in abeyance until the United States Supreme Court decided the Williams case discussed below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. The parties have submitted their briefs to the Oregon Supreme Court setting forth their respective views on how the Williams decision impacts the plaintiff’s pending petition for review.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, that certain Phase I trial court findings be allowed to stand as against the defendants in individual actions that individual former class members may bring within one year of the issuance of the mandate, compensatory damage awards totaling approximately $6.9 million to two individual class members be reinstated and that a third former class member’s claim was barred by the statute of limitations. In December 2006, the Florida Supreme Court denied all motions by the parties for rehearing but issued a revised opinion. In January 2007, the Florida Supreme Court issued the mandate from its revised December opinion and defendants filed a motion with the Florida Third District Court of Appeal requesting the court’s review of legal errors previously raised but not ruled upon. This motion was denied in February 2007. In May 2007, defendants’ motion for a partial stay of the mandate pending the completion of appellate review was denied by the Third District Court of Appeal. In May 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court. On October 1, 2007, the United States Supreme Court denied defendants’ petition. See “Engle Class Action” below. On October 26, 2007, defendants filed a motion for rehearing of the United States Supreme Court’s denial of their petition for certiorari. As of November 1, 2007, 189 individual smoking and health cases have been

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
brought by or on behalf of 993 plaintiffs in Florida following the Florida Supreme Court’s decertification decision.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion (2) below.

(1)	Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damage award and granted PM USA’s petition for review challenging the punitive damage award. The court granted review of the case on a “grant and hold” basis under which further action by the court is deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. Parties to the appeal in Bullock requested that the court establish a briefing schedule on the merits of the pending appeal. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. The California Court of Appeal has indicated that it will hear oral arguments on this issue in November 2007.
(2)	Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $20 million in interest charges related to this case. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. On September 11, 2007, the Oregon Supreme Court heard oral arguments on the impact of the United States Supreme Court’s decision on this case.

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

With respect to certain adverse verdicts currently on appeal, excluding amounts relating to the Engle case, as of September 30, 2007, PM USA has posted various forms of security totaling approximately $193 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the judicial review, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which will be returned to PM USA should it prevail in the judicial review. (The $1.2 billion escrow account is included in the September 30, 2007 and December 31, 2006 consolidated balance sheets as other assets. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned, in interest and other debt expense, net, in the consolidated statements of earnings.) In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review.

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

In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including the ruling (described above) that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asked, among other things, that legal errors that were raised but not expressly ruled upon in the Third District Court of Appeal or in the Florida Supreme Court now be addressed. Plaintiffs also filed a motion for rehearing in August 2006 seeking

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

clarification of the applicability of the statute of limitations to non-members of the decertified class. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it revised the set of Phase I findings entitled to res judicata effect by excluding finding (v) listed above (relating to agreement to misrepresent information), and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations of fact made by defendants. On January 11, 2007, the Florida Supreme Court issued the mandate from its revised opinion. Defendants then filed a motion with the Florida Third District Court of Appeal requesting that the court address legal errors that were previously raised by defendants but have not yet been addressed either by the Third District or by the Florida Supreme Court. In February 2007, the Third District Court of Appeal denied defendants’ motion. In May 2007, defendants’ motion for a partial stay of the mandate pending the completion of appellate review was denied by the District Court of Appeal. In May 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court. On October 1, 2007, the United States Supreme Court denied defendants’ petition. On October 26, 2007, defendants filed a motion for rehearing of the United States Supreme Court’s denial of defendants’ petition for certiorari.

It is currently unknown how many members of the decertified class will file individual claims by January 10, 2008, as required by the Florida Supreme Court’s decision. Since the Florida Supreme Court ruling, 189 cases have been served upon PM USA or other defendants asserting individual claims on or on behalf of 993 plaintiffs based upon the ruling. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel is scheduled to hear this application in November 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County.

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

In addition to the cases brought in the United States, three smoking and health class actions have been brought against tobacco industry participants, including certain PMI subsidiaries in Brazil (2) and Israel (1). In one class action in Brazil, a consumer organization is seeking damages for smokers and former smokers, and injunctive relief. The trial court found in favor of the plaintiff in February 2004. The court awarded R$1,000 (currently approximately U.S. $500) per smoker per full year of smoking for moral damages plus interest at the rate of 1% per month, as of the date of the ruling. Actual damages are to be assessed in a second phase of the case. The size of the class is currently unknown. Defendants appealed the decision to the Sao Paulo Court of Appeals and the case, including the judgment, is currently stayed pending appeal. In addition, the defendants filed a constitutional appeal to the Federal Supreme Court on the basis that the consumer association does not have standing to bring the lawsuit. Both appeals are pending.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare As Secondary Payer statute to recover from defendants Medicare expenditures allegedly incurred for

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the treatment of smoking-related diseases. Cases brought in New York (Mason), Florida (Glover) and Massachusetts (United Seniors Association) have been dismissed by federal courts, and plaintiffs’ appealed in United Seniors Association. In August 2007, the United States Court of Appeals for the First Circuit affirmed the district court’s dismissal in United Seniors Association.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, PMI and certain PMI subsidiaries in Israel (1), the Marshall Islands (1 dismissed), Canada (1), France (1 dismissed), Spain (1) and Nigeria (4) and other entities have stated that they are considering filing such actions. In September 2005, in the case in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case which had previously been dismissed by the trial court was permitted to proceed. PM USA, PMI and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. Several other provinces in Canada have enacted similar legislation or are in the process of enacting similar legislation.

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

Possible Adjustments in MSA Payments for 2003, 2004 and 2005

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (“OPMs”), are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA participating manufacturers to the states and territories that are parties to the MSA for the years 2003, 2004, and 2005. The proceedings are based on the collective loss of market share for 2003, 2004 and 2005, respectively, by all manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

In these proceedings, an independent economic consulting firm jointly selected by the MSA parties is required to determine whether the disadvantages of the MSA were a “significant factor” contributing to the collective loss of market share for the year in question. If the firm determines that the disadvantages of the MSA were such a “significant factor,” each state may avoid a downward adjustment to its share of the participating manufacturers annual payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Any potential downward adjustment would then be reallocated to those states that do not establish such diligent enforcement. PM USA believes that the MSA’s arbitration clause

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

requires a state to submit its claim to have diligently enforced a qualifying escrow statute to binding arbitration before a panel of three former federal judges in the manner provided for in the MSA. A number of states have taken the position that this claim should be decided in state court on a state-by-state basis.

In March of 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. In February 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. As of October 2007, PM USA is also participating in another such proceeding before the same economic consulting firm to determine whether the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2005. The economic consulting firm is expected to render its final determination on the significant factor issue for 2005 sometime in February 2008. Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that have not filed declaratory judgment actions. Courts in over 45 states have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration and only one state court ruling to the contrary currently stands, and it remains subject to appeal. Many of these rulings, including the one ruling against arbitration, remain subject to appeal or further review. Additionally, Ohio filed a declaratory judgment action in state court with respect to the 2004 diligent enforcement issue. The action has been stayed pending the decision about the 2003 payments.

The availability and the precise amount of any NPM Adjustment for 2003 and 2004 will not be finally determined until 2008 or thereafter. The availability and the precise amount of any NPM Adjustment for 2005 will not be finally determined until late 2008 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA’s share would likely be applied as a credit against a future MSA payment.

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

Other MSA-Related Litigation

In June 2004, a putative class of California smokers filed a complaint against PM USA and the MSA’s other “Original Participating Manufacturers” (“OPMs”) seeking damages from the OPMs for post-MSA price increases and an injunction against their continued compliance with the MSA’s terms. The complaint alleges that the MSA and related legislation protect the OPMs from competition in a manner that violates federal and state antitrust and consumer protection laws. The complaint also names the California Attorney General as a defendant and seeks to enjoin him from enforcing California’s Escrow Statute. In March 2005, the United States District Court for the Northern District of California granted defendants’ motion to dismiss the case. On September 26, 2007, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal.

Without naming PM USA or any other private party as a defendant, manufacturers that have elected not to sign the MSA (“Non-Participating Manufacturers” or “NPMs”) and/or their distributors or customers have filed several other legal challenges to the MSA and related legislation. New York state officials are defendants in a lawsuit pending in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court, plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in those two actions, one trial judge preliminarily enjoined New York from enforcing its “allocable share” amendment to the MSA’s Model Escrow Statute against the plaintiffs, while another trial judge refused to do so after concluding that the plaintiffs were unlikely to prove their allegations. Summary judgment motions are pending in one of those cases.

In another action, the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. The case will now proceed to motions for summary judgment and, if necessary, a trial. Summary judgment proceedings in another challenge to Louisiana’s participation in the MSA and its MSA-related legislation may begin in mid-2008. Yet another proceeding has been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement. Appeals from trial court decisions holding that plaintiffs have failed either to make allegations establishing a claim for relief or to submit evidence supporting those allegations are currently, or will soon be, pending before the United States Court of Appeals for the Eighth and Tenth Circuits. The United States Court of Appeals for the Sixth Circuit has affirmed the dismissal of two similar challenges.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To date, 10 courts in 11 cases have refused to certify class actions, reversed prior class certification decisions or have entered judgment in favor of PM USA. Trial courts in Arizona, Kansas, New Mexico, Oregon and Washington have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in two cases, the United States Court of Appeals for the Fifth Circuit has dismissed a purported Lights class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the Federal Cigarette Labeling and Advertising Act, a federal trial court in Maine has dismissed a purported class action on federal preemption grounds (Good), plaintiffs voluntarily dismissed an action in a federal trial court in Michigan after the court dismissed claims asserted under the Michigan Unfair Trade and Consumer Protection Act, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case, which is discussed below. The United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment in the Good case on federal preemption grounds and remanded the case to district court. The district court has stayed proceedings pending the ruling of the United States Supreme Court on defendant’s anticipated petition for a writ of certiorari, which was filed on October 26, 2007. An intermediate appellate court in Oregon and the Supreme Court in Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. Plaintiffs in the Oregon case failed to appeal by the deadline for doing so and the trial court subsequently entered judgment against plaintiffs on the ground of express preemption under the Federal Cigarette Labeling and Advertising Act. Plaintiffs in the case in Washington voluntarily dismissed the case with prejudice. Plaintiffs in the New Mexico case renewed their motion for class certification. Plaintiffs in the Florida case have petitioned the Florida Supreme Court for further review, and the Supreme Court has ordered briefing on why its Engle opinion should not control the decision in that case.

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Craft) and New York (Schwab). PM USA has appealed or otherwise challenged these class certification orders, and the appeals in Aspinall and Schwab are pending. In addition, the United States Supreme Court has reversed the trial and appellate courts’ rulings denying plaintiffs’ motion to remand the case to state trial court in a purported Lights class action brought in Arkansas (Watson). Developments in these cases include:

•

Watson: In June 2007, the United States Supreme Court reversed the lower court rulings that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case has been remanded to the state trial court in Arkansas.

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

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a Lights case to federal court based on the federal officer jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiffs’ motion to remand the case to state court. The case was stayed pending the outcome of Dahl v. R. J. Reynolds Tobacco Co., which was argued before the United States Court of Appeals for the Eighth Circuit in December 2006. In February 2007, the United States Court of Appeals for the Eighth Circuit issued its ruling in Dahl, and reversed the federal district court’s denial of plaintiffs’ motion to remand that case to the state trial court. On October 17, 2007, the district court remanded the Curtis case to state court.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In September 2005, PM USA removed Craft to federal court based on the Eighth Circuit’s decision in Watson. In March 2006, the federal trial court granted plaintiffs’ motion and remanded the case to the Missouri state trial court. In May 2006, the Missouri Supreme Court declined to review the trial court’s class certification decision. Trial has been set for January 2009.

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

In addition to these cases, in December 2005, in the Miner case which was pending at that time in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in the Watson case discussed above. In July 2007, the case was remanded to a state trial court in Arkansas. In August 2007, plaintiffs renewed their motion for class certification. In October 2007, the court denied PM USA’s motion to dismiss on procedural grounds and the court entered a case management order. In addition, plaintiffs’ motions for class certification are pending in cases in New Jersey and Tennessee.

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded approximately $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In April 2003, the judge reduced the amount of the appeal bond that PM USA must provide and ordered PM USA to place a pre-existing 7.0%, $6 billion long-term note from ALG to PM USA in an escrow account with an Illinois financial institution. (Since this note is the result of an intercompany financing arrangement, it does not appear on the consolidated balance sheets of ALG.) The judge’s order also required PM USA to make cash deposits with the clerk of the Madison County Circuit Court in the following amounts: beginning October 1, 2003, an amount equal to the interest earned by PM USA on the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ALG note ($210 million every six months), an additional $800 million in four equal quarterly installments between September 2003 and June 2004 and the payments of principal on the note, which are due in April 2008, 2009 and 2010. Plaintiffs appealed the judge’s order reducing the bond. In July 2003, the Illinois Fifth District Court of Appeals ruled that the trial court had exceeded its authority in reducing the bond. In September 2003, the Illinois Supreme Court upheld the reduced bond set by the trial court and announced it would hear PM USA’s appeal on the merits without the need for intermediate appellate court review. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs and remanded the case to the trial court with instructions that the case be dismissed. In May 2006, the Illinois Supreme Court denied plaintiffs’ motion for rehearing. In June 2006, the Illinois Supreme Court ordered the return to PM USA of approximately $2.2 billion being held in escrow to secure the appeal bond in the case and terminated PM USA’s obligations to pay administrative fees to the Madison County Clerk. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County entered final judgment in favor of PM USA and dismissed the case with prejudice. In December 2006, the pre-existing 7.0%, $6 billion long-term note from ALG to PM USA that was in escrow pending the outcome of plaintiffs’ petition for writ of certiorari to the United States Supreme Court was returned to PM USA. Plaintiffs filed a motion to vacate or withdraw the Price decision based upon the United States Supreme Court’s grant of the petition for writ of certiorari in the Watson case discussed above. In May 2007, the trial court granted plaintiffs’ motion to certify certain questions to the Illinois Fifth District Appellate Court, and plaintiffs petitioned the Fifth District to review the certified questions. In May 2007, PM USA filed applications for writ of prohibition and writ of mandamus with the Illinois Supreme Court seeking an order compelling the lower courts to deny plaintiffs’ motion to vacate and/or withhold final judgment. In June 2007, the appellate court granted PM USA’s motion to stay plaintiffs’ appeal pending resolution of related matters before the Illinois Supreme Court. In August 2007, the Illinois Supreme Court granted PM USA’s motion for supervisory order and the trial court dismissed plaintiff’s motion to vacate or withhold final judgment.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of November 1, 2007, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA and PMI, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. Plaintiffs in the New Mexico case have appealed.

Wholesale Leaders Cases: In June 2003, certain wholesale distributors of cigarettes filed suit in Tennessee against PM USA seeking to enjoin the PM USA “2003 Wholesale Leaders” (“WL”) program that became available to wholesalers in June 2003. The complaint alleges that the WL program constitutes unlawful price discrimination and is an attempt to monopolize. In addition to an injunction, plaintiffs seek unspecified monetary damages, attorneys’ fees, costs and interest. The states of Tennessee and Mississippi intervened as plaintiffs in this litigation. In August 2003, the trial court issued a preliminary injunction, subject to plaintiffs posting a bond in the amount of $1 million, enjoining PM USA from implementing certain discount terms with respect to the sixteen wholesale distributor plaintiffs, and PM USA appealed. In September 2003, the United States Court of Appeals for the Sixth Circuit granted PM USA’s motion to stay the injunction pending PM USA’s expedited appeal. In January 2004, Tennessee filed a motion to dismiss its complaint, and its complaint was dismissed without prejudice in March 2004. In August 2005, the trial court granted PM USA’s motion for summary judgment, dismissed the case, and dissolved the preliminary injunction. Plaintiffs appealed to the United States Court of Appeals for the Sixth Circuit. In February 2007, the Sixth Circuit affirmed the trial court’s grant of PM USA’s motion for summary judgment. Plaintiffs filed a petition for writ of certiorari with the United States Supreme Court seeking review of the Sixth Circuit’s decision, which was denied on October 1, 2007.

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

Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits (Brown and Daniels) were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases (Daniels), and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. In August 2007, the California Supreme Court affirmed the dismissal of the Daniels class action on federal preemption grounds. In September 2004, the trial court in the other case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law, which, in two July 2006 opinions, the California Supreme Court ruled applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class in Brown. In November 2006, the California Supreme Court accepted review of the appellate court’s decision.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Third-Party Guarantees

At September 30, 2007, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes and divestiture activities, were $69 million, of which $64 million have no specified expiration dates. The remainder expire through 2011, with none expiring through September 30, 2008. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at September 30, 2007, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

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

In the third quarter of 2007, Altria Group, Inc. recorded net tax benefits of $55 million related to the reversal of tax reserves and associated interest resulting from an expiration of the statute of limitations and $42 million related to the reduction of deferred tax liabilities resulting from future lower tax rates enacted in Germany.

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

On January 1, 2007, Altria Group, Inc. adopted the provisions of FIN 48. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the January 1, 2007 adoption of FIN 48, Altria Group, Inc. lowered its liability for unrecognized tax benefits by $1,021 million. This resulted in an increase to stockholders’ equity of $857 million ($835 million, net of minority interest), a reduction of Kraft’s goodwill of $85 million and a reduction of federal deferred tax benefits of $79 million.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unrecognized tax benefits and Altria Group, Inc.’s consolidated liability for contingent income taxes, interest and penalties were as follows:

	January 1, 2007	September 30, 2007
	(in millions)
Unrecognized tax benefits - Altria Group, Inc.	$434	$377
Unrecognized tax benefits - Kraft	619	270

Unrecognized tax benefits	1,053	647
Accrued interest and penalties	292	257
Tax credits and other indirect benefits	(104)	(124)

Liability for tax contingencies	$1,241	$780

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at January 1, 2007 was $848 million, with the remaining $205 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at September 30, 2007 was $265 million, along with $112 million affecting deferred taxes and the remainder of $270 million affecting the receivable from Kraft discussed below.

Altria Group, Inc.’s unrecognized tax benefits decreased to $647 million as of September 30, 2007, principally due to the spin-off of Kraft, expiration of statutes of limitations and audit closures in U.S. state and foreign jurisdictions. Under the Tax Sharing Agreement between Altria Group, Inc. and Kraft, Kraft is responsible for its own pre-spin-off tax obligations. However, due to regulations governing the U.S. federal consolidated tax return, Altria Group, Inc. remains severally liable for Kraft’s pre-spin-off federal taxes. As a result, Altria Group, Inc. continues to include $270 million of Kraft’s unrecognized tax benefits in its liability for uncertain tax positions, and a corresponding receivable from Kraft of $270 million is included in other assets.

Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, Altria Group, Inc. had $292 million of accrued interest and penalties of which approximately $125 million related to Kraft. The accrued interest and penalties decreased to $257 million at September 30, 2007, principally as a result of the Kraft spin-off, expiration of statutes of limitations and audit closures in U.S. state and foreign jurisdictions. This amount includes $82 million of Kraft federal interest for which Kraft is responsible under the Tax Sharing Agreement. A corresponding receivable from Kraft is included in other assets.

It is reasonably possible that within the next 12 months certain U.S. state and foreign examinations will be resolved, which could result in a decrease in unrecognized tax benefits and interest and penalties of up to $90 million and $30 million, respectively.

Altria Group, Inc. adopted the provisions of FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” effective January 1, 2007. This Staff Position requires the revenue recognition calculation to be reevaluated if there is a revision to the projected timing of income tax cash flows generated by a leveraged lease. The adoption of this Staff Position by Altria Group, Inc. resulted in a reduction to stockholders’ equity of $124 million as of January 1, 2007.

The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agents Report (“RAR”) on March 15, 2006. Altria Group, Inc. agreed with the RAR, with the exception of certain leasing matters discussed below. Consequently, in March 2006, Altria Group, Inc. recorded non-cash tax benefits of $1.0 billion, which principally represented the reversal of tax reserves following the issuance of and agreement with the RAR. Altria Group, Inc. reimbursed $337 million in

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

cash to Kraft for its portion of the $1.0 billion in tax benefits, as well as pre-tax interest of $46 million. The amounts related to Kraft were reclassified to income from discontinued operations. The tax reversal resulted in an increase to earnings from continuing operations of $631 million for the nine months ended September 30, 2006.

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

Note 14. Subsequent Event:

On November 1, 2007, Altria Group, Inc. announced that it entered into an agreement to acquire 100% of John Middleton, Inc., a leading manufacturer of machine-made large cigars, for $2.9 billion in cash. The net cost of the acquisition, after deducting approximately $700 million in present value tax benefits arising from the terms of the transaction, is $2.2 billion. The transaction is expected to be completed by the end of 2007, subject to the necessary regulatory approvals.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”) and Philip Morris International Inc. (“PMI”), are engaged in the manufacture and sale of cigarettes and other tobacco products. The operations of PMI are organized and managed by geographic region. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, ALG held a 28.6% economic and voting interest in SABMiller plc (“SABMiller”) at September 30, 2007. ALG’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and interest, and the repayment of amounts borrowed from ALG by its subsidiaries.

On August 29, 2007, the Board of Directors of Altria Group, Inc. announced its intention to pursue the spin-off of PMI to Altria Group, Inc.’s stockholders. The Board of Directors anticipates that it will be in a position to finalize its decision and announce the precise timing of the spin-off at its regularly scheduled meeting on January 30, 2008. In addition to a final determination by the Board of Directors, the spin-off of PMI will be subject to the receipt of a favorable ruling from the U.S. Internal Revenue Service, the receipt of an opinion of tax counsel, the effectiveness of a registration statement with the U.S. Securities and Exchange Commission (“SEC”), as well as the execution of several inter-company agreements and the finalization of other matters. On September 27, 2007, PMI filed with the SEC a preliminary registration statement on Form 10 in preparation for its potential spin-off from Altria Group, Inc. In addition, Altria Group, Inc. submitted a private letter ruling request to the U.S. Internal Revenue Service.

Altria Group, Inc. has announced its intention to close its New York headquarters should the spin-off of PMI occur and to sell its headquarters building. The closure of this facility would result in future severance charges while its sale is anticipated to result in a gain.

Kraft Spin-Off

On March 30, 2007 (the “Distribution Date”), Altria Group, Inc. distributed all of its remaining interest (88.9%) in Kraft Foods Inc. (“Kraft”) on a pro rata basis to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007 (the “Record Date”) in a tax-free distribution. The distribution ratio was 0.692024 of a share of Kraft for each share of Altria Group, Inc. common stock outstanding. Altria Group, Inc. stockholders received cash in lieu of fractional shares of Kraft. Following the distribution, Altria Group, Inc. does not own any shares of Kraft. During the second quarter of 2007, Altria Group, Inc. adjusted its quarterly dividend to $0.69 per share, so that its stockholders who retained their Altria Group, Inc. and Kraft shares would receive, in the aggregate, the same dividend rate as before the distribution. In August 2007, Altria Group, Inc. increased its quarterly dividend to $0.75 per share.

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

To the extent that employees of the remaining Altria Group, Inc. received Kraft stock options, Altria Group, Inc. reimbursed Kraft in cash for the Black-Scholes fair value of the stock options received. To the extent that Kraft employees held Altria Group, Inc. stock options, Kraft reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that holders of Altria Group, Inc. stock rights received Kraft stock rights, Altria Group, Inc. paid to Kraft the fair value of the Kraft stock rights less the value of projected forfeitures. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $179 million from Kraft to Altria Group, Inc. in April 2007. The reimbursement from Kraft is reflected as an increase to the additional paid-in capital of Altria Group, Inc. on the September 30, 2007 condensed consolidated balance sheet.

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

Other

Beginning with the second quarter of 2007, Altria Group, Inc. revised its reportable segments to reflect PMI’s operations by geographic region. Altria Group, Inc.’s revised segments are U.S. tobacco; European Union; Eastern Europe, Middle East and Africa; Asia; Latin America; and Financial Services. Accordingly, prior period segment results have been revised.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Nine Months Ended September 30, 2007 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the nine months ended September 30, 2007, from the nine months ended September 30, 2006, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the nine months ended September 30, 2006	$6,923	$3.29

2006 Italian antitrust charge	61	0.03
2006 Asset impairment and exit costs	80	0.04
2006 Interest on tax reserve transfers to Kraft	29	0.01
2006 Tax items	(631)	(0.30)
2006 Provision for airline industry exposure	66	0.03

Subtotal 2006 items	(395)	(0.19)

2007 Asset impairment, exit and implementation costs	(367)	(0.17)
2007 Recoveries from airline industry exposure	137	0.06
2007 Interest on tax reserve transfers to Kraft	(50)	(0.02)
2007 Tax items	97	0.05

Subtotal 2007 items	(183)	(0.08)

Currency	212	0.10
Change in tax rate	63	0.03
Higher shares outstanding	—	(0.02)
Operations	353	0.17

For the nine months ended September 30, 2007	$6,973	$3.30

Adjusted for the 2006 and 2007 items listed above, diluted EPS for the nine months ended September 30, 2007 of $3.38 increased 9.0% from $3.10 in 2006 and earnings from continuing operations for the nine months ended September 30, 2007 of $7,156 million increased 9.6% from $6,528 million in 2006.

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment, Exit and Implementation Costs – In June 2007, Altria Group, Inc. announced plans by its tobacco subsidiaries to optimize worldwide cigarette production by moving U.S.-based cigarette production for non-U.S. markets to PMI facilities in Europe. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. From 2007 through 2011, PM USA expects to incur total pre-tax asset impairment, exit and implementation charges of approximately $670 million for the program, including $340 million incurred through September 30, 2007 ($218 million after taxes). During the first nine months of 2007 and 2006, PMI recorded pre-tax asset impairment and exit costs of $153 million ($111 million after taxes) and $88 million ($57 million after taxes), respectively. In addition, during the first nine months of 2007 and 2006, pre-tax asset impairment and exit costs of $64 million ($38 million after taxes) and $35 million ($23 million after taxes), respectively, were recorded for general corporate purposes. For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Tobacco Business Environment section of the following Discussion and Analysis.

Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action.

Recoveries/Provision from/for Airline Industry Exposure – During the nine months ended September 30, 2007, PMCC recorded a pre-tax gain of $214 million ($137 million after taxes) on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down. During the second quarter of 2006, PMCC increased its allowance for losses by $103 million ($66 million after taxes), due to continuing issues within the airline industry.

Currency – The favorable currency impact is due primarily to the weakness of the U.S. dollar versus the euro, Russian ruble and the Turkish lira, partially offset by the strength of the U.S. dollar versus the Japanese yen.

Income Taxes – Altria Group, Inc.’s income tax rate increased 5.0 percentage points to 32.3%. The 2007 tax rate includes favorable tax adjustments of $97 million, due primarily to the reversal of tax reserves no longer required and a reduction of deferred tax liabilities resulting from future lower tax rates enacted in Germany. The 2006 tax rate includes $631 million of non-cash tax benefits, principally representing the reversal of tax reserves after the U.S. Internal Revenue Service (“IRS”) concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 in the first quarter of 2006.

Interest on Tax Reserve Transfers to Kraft – As further discussed in Note 1. Basis of Presentation and Kraft Spin-Off, and Note 12. Income Taxes, the interest on tax reserves transferred to Kraft is related to the spin-off and the adoption of FIN 48 in 2007 and the conclusion of an IRS audit in 2006.

Shares Outstanding – Higher shares outstanding during the nine months ended September 30, 2007, primarily reflects exercises of employee stock options (which become outstanding when exercised) and the incremental share impact of stock options outstanding.

Continuing Operations – The increase in earnings from continuing operations was due primarily to the following:

•	Higher Eastern Europe, Middle East and Africa income, reflecting higher pricing and higher volume/mix, partially offset by higher marketing, administration and research costs;

•	Higher European Union income, reflecting higher pricing and lower marketing, administration and research costs, partially offset by lower volume/mix; and

•

Higher U.S. tobacco income, reflecting lower marketing, administration and research costs, and lower wholesale promotional allowance rates, partially offset by lower volume and higher ongoing resolution costs;

partially offset by:

•

Lower financial services income (after excluding the impact of the recoveries/provision from/for airline industry exposure), reflecting lower gains from asset management activity and lower lease revenues.

Consolidated Operating Results for the Three Months Ended September 30, 2007 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted EPS from continuing operations for the three months ended September 30, 2007, from the three months ended September 30, 2006, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the three months ended September 30, 2006	$2,214	$1.05

2006 Asset impairment and exit costs	43	0.02

2007 Asset impairment, exit and implementation costs	(26)	(0.02)
2007 Recoveries from airline industry exposure	4
2007 Tax items	97	0.05

Subtotal 2007 items	75	0.03

Currency	91	0.04
Change in tax rate	50	0.02
Operations	160	0.08

For the three months ended September 30, 2007	$2,633	$1.24

Adjusted for the 2006 and 2007 items listed above, diluted EPS for the quarter ended September 30, 2007 of $1.21 increased 13.1% from $1.07 in 2006 and earnings from continuing operations for the quarter ended September 30, 2007 of $2,558 million increased 13.3% from $2,257 million in 2006.

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment, Exit and Implementation Costs – During the third quarter of 2007, PM USA recorded pre-tax asset impairment, exit and implementation charges of $22 million ($13 million after taxes) related to the announced closure of its Cabarrus, North Carolina manufacturing facility. During the third quarter of 2007 and 2006, PMI recorded pre-tax asset impairment and exit costs of $15 million ($11 million after taxes) and $65 million ($41 million after taxes), respectively. In addition, during the third quarter of 2007 and 2006, pre-tax asset impairment and exit costs of $3 million ($2 million after taxes) were recorded for general corporate purposes. For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Tobacco Business Environment section of the following Discussion and Analysis.

Recoveries from Airline Industry Exposure – During the third quarter of 2007, PMCC recorded a pre-tax gain of $7 million ($4 million after taxes) on the sale of bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

Currency – The favorable currency impact is due primarily to the weakness of the U.S. dollar versus the euro, Turkish lira and Russian ruble, partially offset by the strength of the U.S. dollar versus the Japanese yen.

Income Taxes – Altria Group, Inc.’s income tax rate decreased 3.9 percentage points to 30.2%. The 2007 tax rate includes favorable tax adjustments of $97 million, due primarily to the reversal of tax reserves no longer required and a reduction of deferred tax liabilities resulting from future lower tax rates enacted in Germany.

Continuing Operations – The increase in earnings from continuing operations was due primarily to the following:

•	Higher Eastern Europe, Middle East and Africa income, reflecting higher pricing and higher volume/mix, partially offset by higher marketing, administration and research costs;

•	Higher Asia income, reflecting higher pricing and lower marketing, administration and research costs, partially offset by unfavorable volume/mix;

•	Higher European Union income, reflecting higher pricing and lower marketing, administration and research costs, partially offset by lower volume/mix; and

•

Higher U.S. tobacco income, reflecting lower wholesale promotional allowance rates, and lower marketing, administration and research costs, partially offset by higher ongoing resolution costs and lower volume;

partially offset by:

•	Lower financial services income (after excluding the impact of the recoveries from airline industry exposure), reflecting lower gains from asset management activity and lower lease revenues.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2007 Forecasted Results – On October 17, 2007, Altria Group, Inc. raised its forecast for reported 2007 full-year diluted earnings per share from continuing operations to a range of $4.20 to $4.25 versus its previously announced range of $4.05 to $4.10, reflecting a lower tax rate ($0.08 per share), favorable currency ($0.04 per share) and improved results at PMI ($0.03 per share). The revised forecast includes charges of $0.17 per share, which are $0.07 per share lower due mainly to the above-mentioned favorable tax items, versus $0.24 per share in charges in the previous forecast. Both the revised and previous forecasts include $0.06 per share for cash recoveries at PMCC, which were recorded in the first half of 2007. The forecast excludes Kraft, which is accounted for as a discontinued operation in 2007, reflecting the distribution of Kraft shares. The forecast also excludes the impact of the increased ownership interest in PMI’s Mexican tobacco business and the recently announced acquisition of John Middleton, Inc. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 82-86 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Net revenues:
U.S. tobacco	$13,998	$13,938	$4,944	$4,830

European Union	20,253	18,248	6,832	6,458
Eastern Europe, Middle East and Africa	9,205	7,716	3,312	2,607
Asia	8,351	7,667	2,814	2,586
Latin America	3,639	3,183	1,274	1,052

Total International tobacco	41,448	36,814	14,232	12,703

Financial Services	126	272	31	109

Net revenues	$55,572	$51,024	$19,207	$17,642

Operating income:
Operating companies income:
U.S. tobacco	$3,429	$3,687	$1,295	$1,270

European Union	3,256	2,735	1,151	955
Eastern Europe, Middle East and Africa	1,911	1,639	710	582
Asia	1,412	1,456	514	449
Latin America	333	395	143	133

Total International tobacco	6,912	6,225	2,518	2,119

Financial Services	332	138	33	101
Amortization of intangibles	(18)	(17)	(6)	(6)
General corporate expenses	(456)	(390)	(135)	(128)

Operating income	$10,199	$9,643	$3,705	$3,356

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

The following events that occurred during the nine months ended September 30, 2007 and 2006, affected the comparability of statement of earnings amounts.

•

Income Taxes – The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. Consequently, in March 2006, Altria Group, Inc. recorded non-cash tax benefits of approximately $1.0 billion, which principally represented the reversal of tax reserves following the issuance of and agreement with the RAR. Altria Group, Inc. reimbursed $337 million in cash to Kraft for its portion of the $1.0 billion in tax benefits, as well as pre-tax interest of $46 million. The amounts related to Kraft were reclassified to income from discontinued operations. The tax reversal resulted in an increase to earnings from continuing operations of $631 million for the first quarter of 2006. During 2007, Altria Group, Inc.’s tax rate includes favorable tax adjustments of $97 million, due primarily to the reversal of tax reserves no longer required and a reduction of deferred tax liabilities resulting from future lower tax rates enacted in Germany.

•

Italian Antitrust Charge – During the first quarter of 2006, PMI recorded a $61 million charge related to an Italian antitrust action. This charge was included in the operating companies income of the European Union segment.

•	Asset Impairment and Exit Costs – For the nine months and three months ended September 30, 2007 and 2006, pre-tax asset impairment and exit costs consisted of the following:

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2007	2006	2007	2006
		(in millions)
Separation program	U.S. tobacco	$293	$—	$10	$—
Separation program	European Union	101	78	13	56
Separation program	Eastern Europe, Middle East and Africa	12
Separation program	Asia	22	7	2	6
Separation program	Latin America	18
Separation program	General corporate	17	33		3

Total separation programs		463	118	25	65

Asset impairment	U.S. tobacco	35
Asset impairment	European Union		3		3
Asset impairment	General corporate		2

Total asset impairments		35	5		3

Spin-off fees	General corporate	47		3

Asset impairment and exit costs		$545	$123	$28	$68

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

As a result of this program, from 2007 through 2011, PM USA expects to incur total pre-tax charges of approximately $670 million, comprised of accelerated depreciation of $143 million (including the above mentioned asset impairment charge of $35 million recorded for the nine months ended September 30, 2007), employee separation costs of $353 million and other charges of $174 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Approximately $440 million, or 66% of the total pre-tax charges, will result in cash expenditures. PM USA recorded an initial pre-tax asset impairment and exit cost charge for the program of $318 million or $0.10 per diluted share in the second quarter of 2007 related primarily to employee separation programs. During the third quarter of 2007, PM USA recorded pre-tax asset impairment and exit cost charges for the program of $10 million related to employee separation programs. In addition, during the third quarter of 2007, PM USA incurred $12 million of pre-tax implementation costs associated with the program. These costs were primarily related to accelerated depreciation and were reflected as cost of sales on the condensed consolidated statements of earnings. Additional charges of approximately $35 million are expected during the remainder of 2007.

Philip Morris International Asset Impairment and Exit Costs

During 2005, 2006 and 2007, PMI announced plans for the streamlining of various administrative functions and operations. These plans resulted in the announced closure or partial closure of 9 production facilities through September 30, 2007. As a result of these announcements, PMI recorded pre-tax charges of $153 million and $15 million during the nine months and three months ended September 30, 2007, respectively, and $88 million and $65 million during the nine months and three months ended September 30, 2006, respectively. These pre-tax charges primarily related to severance costs. Additional pre-tax charges of approximately $47 million are expected during the remainder of 2007. The 2006 third quarter charges included $51 million of costs related to PMI’s Munich factory closure.

Cash payments related to exit costs at PMI were $89 million and $16 million for the nine months and three months ended September 30, 2007, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $170 million.

The streamlining of these various functions and operations is expected to result in the elimination of approximately 2,400 positions. As of September 30, 2007, approximately 1,800 of these positions have been eliminated.

Corporate Asset Impairment and Exit Costs

General corporate charges primarily related to investment banking fees associated with the Kraft spin-off in 2007 and charges related to the streamlining of various corporate functions in 2007 and 2006.

•

Recoveries/Provision from/for Airline Industry Exposure – During the nine months and three months ended September 30, 2007, PMCC recorded pre-tax gains of $214 million and $7 million, respectively, on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down. During the second quarter of 2006, PMCC increased its allowance for losses by $103 million, due to continuing issues within the airline industry.

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

Consolidated Results of Operations for the Nine Months Ended September 30, 2007

The following discussion compares consolidated operating results for the nine months ended September 30, 2007, with the nine months ended September 30, 2006.

Net revenues, which include excise taxes billed to customers, increased $4.5 billion (8.9%). Excluding excise taxes, net revenues increased $1.4 billion (5.3%), due primarily to the favorable impact of currency and higher revenues from the Eastern Europe, Middle East and Africa segment, the U.S. tobacco segment, the Latin America segment and the European Union segment, and the impact of the 2007 acquisition in Pakistan, partially offset by lower revenues from the financial services segment.

Operating income increased $556 million (5.8%), due primarily to higher operating results from the Eastern Europe, Middle East and Africa segment, the European Union segment and the U.S. tobacco segment; an increase at PMCC due to cash recoveries in 2007 from assets which had previously been written down versus a provision in 2006 for its airline industry exposure; the favorable impact of currency; and the 2006 Italian antitrust charge. These items were partially offset by higher charges for asset impairment, exit and implementation costs.

Currency movements increased net revenues by $2,369 million ($806 million, after excluding the impact of currency movements on excise taxes) and operating income by $321 million. These increases were due primarily to the weakness versus prior year of the U.S. dollar against the euro, Russian ruble and the Turkish lira, partially offset by the strength of the U.S. dollar against the Japanese yen.

Interest and other debt expense, net, of $187 million decreased $138 million, due primarily to lower debt levels, partially offset by higher interest on tax reserve transfers to Kraft.

Altria Group, Inc.’s income tax rate increased 5.0 percentage points to 32.3%. The 2007 tax rate includes favorable tax adjustments of $97 million, due primarily to the reversal of tax reserves no longer required and a reduction of deferred tax liabilities resulting from future lower tax rates enacted in Germany. The 2006 tax rate includes $631 million of non-cash tax benefits, principally representing the reversal of tax reserves after the U.S. IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 in the first quarter of 2006.

Equity earnings and minority interest, net, was $195 million for the nine months ended September 30, 2007, compared with $145 million for the nine months ended September 30, 2006. The change primarily reflected higher equity earnings from SABMiller.

Earnings from continuing operations of $7.0 billion increased $50 million (0.7%), due primarily to higher operating income and lower interest and other debt expense, net, mostly offset by the reversal of tax reserves in 2006. Diluted EPS from continuing operations of $3.30 increased by 0.3%. Basic EPS from continuing operations of $3.32 was equal to the prior year.

Earnings from discontinued operations, net of income taxes and minority interest (which represent the results of Kraft prior to the spin-off), decreased $1.5 billion (70.8%).

Net earnings of $7.6 billion decreased $1.5 billion (16.2%). Diluted and basic EPS from net earnings of $3.59 and $3.62, respectively, decreased by 16.7% and 16.6%, respectively.

Consolidated Results of Operations for the Three Months Ended September 30, 2007

The following discussion compares consolidated operating results for the three months ended September 30, 2007, with the three months ended September 30, 2006.

Net revenues, which include excise taxes billed to customers, increased $1.6 billion (8.9%). Excluding excise taxes, net revenues increased $551 million (5.9%), due primarily to the favorable impact of currency, higher revenues from the U.S. tobacco segment and the Eastern Europe, Middle East and Africa segment, and the impact of the 2007 acquisition in Pakistan.

Operating income increased $349 million (10.4%), due primarily to higher operating results from the Eastern Europe, Middle East and Africa segment, the Asia segment, the European Union segment and the U.S. tobacco segment, and the favorable impact of currency, partially offset by lower operating results from the financial services segment.

Currency movements increased net revenues by $861 million ($258 million, after excluding the impact of currency movements on excise taxes) and operating income by $138 million. These increases were due primarily to the weakness versus prior year of the U.S. dollar against the euro, Turkish lira and Russian ruble, partially offset by the strength of the U.S. dollar against the Japanese yen.

Interest and other debt expense, net, of $11 million decreased $48 million, due primarily to lower debt levels.

Altria Group, Inc.’s income tax rate decreased 3.9 percentage points to 30.2%. The 2007 tax rate includes favorable tax adjustments of $97 million, due primarily to the reversal of tax reserves no longer required and a reduction of deferred tax liabilities resulting from future lower tax rates enacted in Germany.

Earnings from continuing operations of $2.6 billion increased $419 million (18.9%), due primarily to higher operating income and the favorable tax adjustments in 2007. Diluted and basic EPS from continuing operations of $1.24 and $1.25, respectively, increased by 18.1% and 17.9%, respectively.

Earnings from discontinued operations, net of income taxes and minority interest (which represent the results of Kraft prior to the spin-off), were $661 million for the third quarter of 2006.

Net earnings of $2.6 billion decreased $242 million (8.4%). Diluted and basic EPS from net earnings of $1.24 and $1.25, respectively, decreased by 8.8% and 9.4%, respectively.

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

Excise Taxes: Cigarettes are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in cigarette-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the Member States of the European Union (the “EU”) and in other foreign jurisdictions. Legislation has been passed by the United States Congress that would increase the federal excise tax on cigarettes by $0.61 a pack. The President has stated his intention to veto this legislation. It is not possible to predict whether such legislation will become law. In addition, in certain jurisdictions, PMI’s products are subject to tax structures that discriminate against premium priced products and manufactured cigarettes and to inconsistent rulings and interpretations on complex methodologies to determine excise and other tax burdens.

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on sales of cigarettes by PM USA and PMI, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

Minimum Retail Selling Price Laws: Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has commenced infringement proceedings against these Member States, claiming that minimum retail selling price systems infringe EU law. In March 2007, the European Commission announced that it was bringing an action against France in the European Court of Justice on the ground that France’s minimum retail selling price system infringes EU law. On July 2, 2007, the European Commission announced that it has formally called upon Austria, Ireland and Italy to amend their legislation setting minimum retail selling prices for cigarettes. The announcement further stated that if these Member States do not respond satisfactorily to this request within two months of the announcement, the Commission may refer the matters to the European Court of Justice. If the European Commission’s actions are successful, they could adversely impact excise tax levels and/or price gaps in those markets.

Tar and Nicotine Test Methods and Brand Descriptors: A number of governments and public health organizations throughout the world have determined that the existing standardized machine-based methods for measuring tar and nicotine yields do not provide useful information about tar and nicotine deliveries and that such results are misleading to smokers. For example, in the 2001 publication of Monograph 13, the U.S. National Cancer Institute (“NCI”) concluded that measurements based on the Federal Trade Commission (“FTC”) standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” Thereafter, the FTC issued a press release indicating that it would be working with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors. That petition remains pending. In addition, the World Health Organization (“WHO”) has concluded that these standardized measurements are “seriously flawed” and that measurements based upon the current standardized methodology “are misleading and should not be displayed.” The International Organization for Standardization (“ISO”) established a working group, chaired by the WHO, to propose a new measurement method that would more accurately reflect human smoking behavior.

PM USA and PMI have supported the concept of supplementing the ISO test method with a more intensive method, which PM USA and PMI believe would better illustrate the wide variability in the delivery of tar, nicotine and carbon monoxide, depending on how an individual smokes a cigarette. The working group has issued a final report proposing two alternative smoking methods. Currently, ISO is in the process of deciding whether to begin further development of the two methods or to wait for additional guidance from the Conference of the Parties. The working group has issued a final report proposing two alternative smoking methods. Currently, ISO is in the process of deciding whether to begin further development of the two methods or to wait for additional guidance from the Conference of the Parties, the governing body of the FCTC as described below.

In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly challenged the use of descriptors — such as “light,” “mild,” and “low tar” — that are based on measurements produced by those methods. For example, the Scientific Advisory Committee of the WHO concluded that descriptors such as “light, ultra-light, mild and low tar” are “misleading terms” and should be banned. In 2003, the WHO proposed the Framework Convention on Tobacco Control (“FCTC”), a treaty that requires signatory nations to adopt and implement measures to ensure that descriptive terms do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.” Such terms “may include ‘low tar,’ ‘light,’ ‘ultra-light,’ or ‘mild.’” Many countries prohibit or are in the process of prohibiting descriptors such as “lights.” In most countries where descriptors are banned, tar, nicotine and carbon monoxide yields are still required to be printed on packs of cigarettes. PMI advocates that where descriptors are banned, governments should also prohibit the printing of tar, nicotine and carbon monoxide yields on packs of cigarettes. See Note 11, which describes pending litigation concerning the use of brand descriptors. As discussed in Note 11, in August 2006, a federal trial court entered judgment in favor of the United States government in its lawsuit against various cigarette manufacturers and others, including PM USA and ALG, and enjoined the defendants from using brand descriptors, such as “lights,” “ultra-lights” and “low tar.” In October 2006, the Court of Appeals stayed enforcement of the judgment pending its review of the trial court’s decision.

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

The WHO’s Framework Convention on Tobacco Control (“FCTC”): The FCTC entered into force on February 27, 2005. As of August 2007, 148 countries, as well as the European Community, have become parties to the FCTC. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

•	establish specific actions to prevent youth smoking;

•	restrict and/or eliminate all tobacco product advertising, marketing, promotions and sponsorships;

•	initiate public education campaigns to inform the public about the health consequences of smoking and the benefits of quitting;

•	implement regulations imposing product testing, disclosure and performance standards;

•	impose package warning requirements;

•	adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes;

•	restrict smoking in public places;

•	implement fiscal policies (tax and price increases);

•	adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of cigarettes is safer than another;

•	phase out duty-free tobacco sales; and

•	encourage litigation against tobacco product manufacturers.

In addition, some of the proposals currently under consideration by the Conference of the Parties, the governing body of the FCTC, could have the potential to substantially restrict the ability of PM USA and PMI to manufacture and market their products. It is not possible to predict the outcome of regulations under consideration.

Ingredient Disclosure Laws: Jurisdictions inside and outside the United States have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose to the government and, in some instances, publicly the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information. In some jurisdictions, governments have prohibited the use of certain ingredients, and proposals have been discussed to further prohibit or limit the use of ingredients. Under an EU tobacco product directive, tobacco companies are now required to disclose ingredients and toxicological information to each Member State. In implementing the EU tobacco product directive, the Netherlands has issued a decree that would require tobacco companies to disclose the ingredients used in each brand of cigarettes, including quantities used. PMI and other tobacco companies filed an action to contest this decree on the grounds of lack of protection of proprietary information. In December 2005, the District Court of the Hague agreed with the tobacco companies that certain information required to be disclosed under the decree constitutes proprietary trade secrets. However, the court also held that the companies’ interests in protecting their trade secrets must be balanced against the public’s right to information about the ingredients in tobacco products. The court therefore upheld the decree and instructed the government to weigh the public’s interests against the companies’ interests, in implementing the ingredient disclosure requirements in the decree. In March 2006, PMI, the government and others appealed these decisions. Concurrently, while pursuing this appeal, PMI is discussing with the relevant authorities the appropriate implementation of the EU tobacco product directive in the Netherlands and throughout the EU.

Restrictions and Bans on the Use of Ingredients: Some governments have prohibited the use of certain ingredients and propose further prohibitions or limits. For example, the Conference of the Parties is considering guidelines providing detailed product regulation requirements that are likely to include standards for the use of tobacco product ingredients, including flavorings. PM USA and PMI support regulations requiring all manufacturers to determine that the use of ingredients does not increase the inherent toxicity in cigarette smoke.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the internet, and sponsorships of international events within 5 years. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship that are not prohibited. Some public health groups have called for bans of product displays and for generic packaging. PM USA and PMI oppose complete bans on advertising, but support limitations on marketing, provided that the limitations are within constitutional constraints and manufacturers are able to communicate appropriately with adult smokers.

Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings cover 30% of the front and 40% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack. However, the treaty recommends warnings covering 50% of the front and back of the pack. PM USA and PMI support health warning requirements and defer to the governments on the content of the warnings. In countries where health warnings are not required, PMI places them on packaging voluntarily in the official language or languages of the country. For example, PMI is voluntarily placing health warnings in many African countries in official local languages and occupying 30% of the front and back of the pack. PM USA and PMI do not support warning sizes that deprive them of the ability to use their distinctive trademarks and pack designs which differentiate their products from those of their competitors.

Health Effects of Smoking and Exposure to Environmental Tobacco Smoke (“ETS”): Reports with respect to the health risks of cigarette smoking have been publicized for many years, including most recently in a June 2006 United States Surgeon General report on ETS entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Many countries have restricted smoking in public places. The pace and scope of public smoking bans has increased significantly, particularly in the EU, where Italy, Ireland, the UK, France, Finland and Sweden have banned virtually all indoor public smoking. Other countries around the world have adopted or are likely to adopt substantial public smoking restrictions. Some public health groups have called for, and some municipalities have adopted or proposed, bans on smoking in outdoor places, and some tobacco control groups have advocated banning smoking in cars with minors in them. The FCTC requires parties to the treaty to adopt restrictions on public smoking, and the Conference of Parties has proposed guidelines on regulations which are based on the premise that any exposure to ETS is harmful and call for total bans in all indoor public places, defines “indoor” broadly, and rejects any exemptions based on type of venue (e.g., nightclubs). On private place smoking, such as cars and homes, the guidelines call for increased education on the risk of exposure to ETS.

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

Testing and Reporting of Other Smoke Constituents: In addition to tar, nicotine and carbon monoxide, public health authorities have classified between 45 and 70 other smoke constituents as potential causes of tobacco-related diseases. Several countries require manufacturers to provide by-brand yields of these constituents. The FCTC requires signatory nations to adopt and implement guidelines for “testing and measuring the contents and emissions of tobacco products.” PM USA and PMI measure most of these constituents for their product research and development purposes, and support such regulation. However, the capacity to conduct by-brand testing on a global basis does not exist today, and the cost of by-brand annual testing would be significant.

Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: A number of countries and the EU have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method. As discussed above, public health authorities have questioned whether reducing machine-measured tar, nicotine and carbon monoxide yields results in meaningful reductions in risk. Further, some public health groups have questioned the appropriateness of imposing nicotine ceilings per cigarette.

To date, no country has adopted ceilings for other smoke constituents. However, in June 2007, the panel advising the Conference of the Parties issued a report that recommends limiting specific smoke constituents. The advisory panel stated that ceilings do not have to be based on proof of benefit, but only on a showing that “the substance be known to be harmful and that processes exist for its diminution or removal.” The advisory panel proposed ceilings on tobacco specific nitrosamines, or TSNA, smoke constituents unique to tobacco, based on data showing that there is a wide variation in TSNA yields across brands. The advisory panel stated that the levels of the TSNAs are “higher in air-cured/processed Burley tobacco than in flue-cured bright tobacco” and that levels of TSNAs are much lower in markets where the predominant brands are Virginia cigarettes, such as Australia and Canada, as opposed to markets, such as the EU, where American blended cigarettes are predominantly sold. The recommended ceilings are “the lower of the median values for a sample of international brands or the median for the brands for the country implementing the regulation.” It is not possible to predict whether or when this recommendation will be endorsed by the Conference of the Parties and implemented by governments.

Reduced Cigarette Ignition Propensity Legislation: Legislation or regulation requiring cigarettes to meet reduced ignition propensity standards is being considered in many states, at the federal and local levels and in jurisdictions outside the United States. New York State implemented ignition propensity standards in June 2004. To date, the same standards have been enacted by twenty-one other states, effective as follows: Vermont (May 2006), California (January 2007), Oregon (April 2007), New Hampshire (October 2007), Illinois (January 2008), Maine (January 2008), Massachusetts (January 2008), Kentucky (April 2008), Montana (May 2008), Alaska (August 2008), New Jersey (June 2008), Maryland (July 2008), Utah (July 2008), Connecticut (July 2008), Rhode Island (August 2008), Delaware (January 2009), Iowa (January 2009), Minnesota (January 2009), Texas (January 2009), Louisiana (August 2009) and North Carolina (January 2010). Similar legislation has been enacted in Canada and is being considered in several other countries, notably Australia and several Member States of the EU. The European Commission expects to propose ignition propensity standards in the fall of 2007. PM USA supports the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards and apply to all cigarettes sold in the United States. Similarly, PMI believes that reduced ignition propensity standards should be uniform, technically feasible, and applied to all manufacturers.

Illicit Trade: Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. Article 15 of the FCTC requires parties to the treaty to take steps to eliminate all forms of illicit trade, including counterfeiting, and states that national, regional and global agreements on this issue are “essential components of tobacco control.” The Conference of the Parties has announced that it is working on a protocol on illicit trade to be negotiated in 2008 and proposed in 2009. According to a draft template, topics that the protocol will address include:

•

licensing schemes for participants in the tobacco business, measures to eliminate money laundering and the development of an international system that enables the tracking and tracing of tobacco products;

•	the implementation of laws governing record keeping and internet sales of tobacco products;

•	the criminalization of participation in illicit trade in various forms;

•	obligations for tobacco manufacturers to control their supply chain with penalties for those that fail to do so;

•	programs to increase the capacity of law enforcement bodies; and

•	programs to increase cooperation and technical assistance with respect to investigation and prosecutions and the sharing of information.

PM USA and PMI support strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products. They agree that manufacturers should implement monitoring systems of their sales and distribution practices, and that where appropriately confirmed, manufacturers should stop supplying vendors who have knowingly engaged in illicit trade. For example, PM USA is engaged in a number of initiatives to help prevent contraband trade in cigarettes, including: enforcement of PM USA wholesale and retail trade policies on trade in contraband cigarettes and Internet/remote sales; engagement with and support of law enforcement and regulatory agencies; litigation to protect the Company’s trademarks; and support for federal and state legislation. PM USA’s legislative initiatives to address contraband trade in cigarettes are designed to better control and protect the legitimate channels of distribution, impose more stringent penalties for the violation of laws and provide additional tools for law enforcement.

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

As a result of this program, from 2007 through 2011, PM USA expects to incur total pre-tax charges of approximately $670 million, comprised of accelerated depreciation of $143 million, employee separation costs of $353 million and other charges of $174 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Approximately $440 million, or 66% of the total pre-tax charges, will result in cash expenditures. PM USA recorded an initial pre-tax asset impairment and exit cost charge for the program of $318 million or $0.10 per diluted share in the second quarter of 2007 related primarily to employee separation programs. During the third quarter of 2007, PM USA recorded pre-tax asset impairment and exit cost charges for the program of $10 million related to employee separation programs. In addition, during the third quarter of 2007, PM USA incurred $12 million of pre-tax implementation costs associated with the program. These costs were primarily related to accelerated depreciation and were reflected as cost of sales on the condensed consolidated statements of earnings. Additional charges of approximately $35 million are expected during the remainder of 2007. In addition, the program will entail capital expenditures of approximately $230 million at PM USA and $50 million at PMI.

The program is expected to generate pre-tax cost savings beginning in 2008, with total estimated annual cost savings of approximately $335 million by 2011, of which $179 million will be realized by PMI and $156 million by PM USA.

Philip Morris International Asset Impairment and Exit Costs

During 2005, 2006 and 2007, PMI announced plans for the streamlining of various administrative functions and operations. These plans resulted in the announced closure or partial closure of 9 production facilities through September 30, 2007. As a result of these announcements, PMI recorded pre-tax charges of $153 million and $15 million during the nine months and three months ended September 30, 2007, respectively, and $88 million and $65 million during the nine months and three months ended September 30, 2006, respectively. These pre-tax charges primarily related to severance costs. Additional pre-tax charges of approximately $47 million are expected during the remainder of 2007. The 2006 third quarter charges included $51 million of costs related to PMI’s Munich factory closure.

Cash payments related to exit costs at PMI were $89 million and $16 million for the nine months and three months ended September 30, 2007, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $170 million.

The streamlining of these various functions and operations is expected to result in the elimination of approximately 2,400 positions. As of September 30, 2007, approximately 1,800 of these positions have been eliminated. These actions generated pre-tax cost savings beginning in 2005, with cumulative estimated annual cost savings of approximately $210 million expected by the end of 2007, of which $130 million are incremental savings in 2007.

Acquisitions

On November 1, 2007, Altria Group, Inc. announced that it entered into an agreement to acquire 100% of John Middleton, Inc., a leading manufacturer of machine-made large cigars, for $2.9 billion in cash. The net cost of the acquisition, after deducting approximately $700 million in present value tax benefits arising from the terms of the transaction, is $2.2 billion. The transaction is expected to be completed by the end of 2007, subject to the necessary regulatory approvals. The acquisition, which will be financed with existing cash, is expected to be modestly accretive to Altria’s 2008 earnings.

On July 18, 2007, PMI announced that it had reached an agreement in principle to acquire an additional 30% stake in its Mexican tobacco business from its joint venture partner, Grupo Carso, S.A.B. de C.V. (“Grupo Carso”). PMI currently holds a 50% stake in its Mexican tobacco business and this transaction would bring PMI’s stake to 80%. Grupo Carso would retain a 20% stake in the business. The transaction has a value of approximately $1.1 billion and was completed on November 1, 2007. The transaction is expected to increase Altria’s annualized net earnings by approximately $0.03 per share in 2008.

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

Operating Results – Nine Months Ended September 30, 2007

The following discussion compares tobacco operating results for the nine months ended September 30, 2007, with the nine months ended September 30, 2006.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2007	2006	2007	2006
	(in millions)
U.S. tobacco	$13,998	$13,938	$3,429	$3,687
European Union	20,253	18,248	3,256	2,735
Eastern Europe, Middle East and Africa	9,205	7,716	1,911	1,639
Asia	8,351	7,667	1,412	1,456
Latin America	3,639	3,183	333	395

Total tobacco	$55,446	$50,752	$10,341	$9,912

U.S. tobacco. PM USA’s net revenues, which include excise taxes billed to customers, increased $60 million (0.4%). Excluding excise taxes, net revenues increased $158 million (1.4%) to $11.4 billion, due primarily to lower wholesale promotional allowance rates and higher list prices ($683 million), partially offset by lower volume ($533 million).

Operating companies income decreased $258 million (7.0%), due primarily to lower volume ($358 million) and the 2007 pre-tax charges for asset impairment, exit and implementation costs related to the announced closing of the Cabarrus, North Carolina cigarette manufacturing facility ($340 million), partially offset by lower marketing, administration and research costs ($278 million) and lower wholesale promotional allowance rates, net of higher ongoing resolution costs ($171 million).

PM USA’s shipment volume was 133.3 billion units, a decrease of 3.5% or 4.8 billion units, reflecting an overall decline in industry volume. In the premium segment, PM USA’s shipment volume decreased 3.1%. Marlboro shipment volume decreased 2.9 billion units (2.6%) to 110.1 billion units. In the discount segment, PM USA’s shipment volume also decreased, with Basic shipment volume down 8.0% to 10.1 billion units.

The following table summarizes PM USA’s cigarette volume performance by brand for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
	2007	2006
	(in billion units)
Marlboro	110.1	113.0
Parliament	4.4	4.5
Virginia Slims	5.4	5.7
Basic	10.1	11.0

Focus on Four Brands	130.0	134.2
Other	3.3	3.9

Total PM USA	133.3	138.1

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. This panel was not designed to capture sales through other channels, including Internet and direct mail:

	For the Nine Months Ended September 30,
	2007	2006
Marlboro	41.0%	40.6%
Parliament	1.9	1.8
Virginia Slims	2.2	2.3
Basic	4.1	4.2

Focus on Four Brands	49.2	48.9
Other	1.3	1.5

Total PM USA	50.5%	50.4%

Effective December 18, 2006, PM USA reduced its wholesale promotional allowance on its Focus on Four brands by $1.00 per carton, from $5.00 to $4.00, and increased the price of its other brands by $1.00 per carton. Effective February 12, 2007, PM USA increased the price of its other brands by $9.95 per thousand cigarettes or $1.99 per carton. Effective September 10, 2007, PM USA reduced its wholesale promotional allowances on Marlboro, Parliament and Basic by $0.50 per carton, from $4.00 to $3.50, and Virginia Slims by $2.00 per carton, from $4.00 to $2.00. In addition, PM USA raised the price on its other brands by $2.50 per thousand cigarettes or $0.50 per carton effective September 10, 2007.

PM USA cannot predict future long-term changes or rates of change in U.S. tobacco industry volume, the relative sizes of the premium and discount segments or its shipment or retail market share; however, it believes that its results may be materially adversely affected by the items discussed under the caption “Tobacco — Business Environment.”

European Union. Net revenues, which include excise taxes billed to customers, increased $2.0 billion (11.0%). Excluding excise taxes, net revenues increased $643 million (10.5%) to $6.7 billion, due primarily to favorable currency ($534 million) and price increases ($294 million), partially offset by lower volume/mix ($185 million).

Operating companies income increased $521 million (19.0%), due primarily to favorable currency ($294 million), price increases ($294 million), lower marketing, administration and research costs ($78 million) and the Italian antitrust charge in 2006 ($61 million), partially offset by lower volume/mix ($165 million), higher pre-tax charges for asset impairment and exit costs ($20 million) and higher fixed manufacturing costs ($17 million).

In the European Union, PMI’s cigarette volume decreased 0.9%, due to declines in the Czech Republic, France, Germany and Poland, partially offset by gains in the Baltic States, Hungary, Italy and Spain. PMI’s cigarette market share in the European Union remained at 39.4%, with increases in Austria, the Baltic States, Denmark, Finland, France, Hungary, Italy, the Netherlands, Portugal and Sweden, offset by declines in Belgium, the Czech Republic, Germany, Poland, the Slovak Republic, Switzerland and the United Kingdom.

In Italy, the total cigarette market was down 0.9%. PMI’s cigarette shipment volume increased 0.9% and market share in Italy increased 0.8 share points to 54.5%, driven by Chesterfield, Diana, Merit and Philip Morris.

In Germany, PMI’s cigarette volume declined 5.5%. The total cigarette market in Germany declined 2.7%, following the October 2006 tax-driven price increase. PMI’s cigarette market share declined 1.0 share point to 36.1%, reflecting a 38.4% volume decline in the vending channel. The vending channel accounted for 14.5% of total industry volume for the nine months ended September 30, 2007, a decline from 22.9% in the comparative period last year reflecting a reduction in the number of vending machines due to new regulations that require electronic age verification. PMI’s share of the vending channel at 49.8% is greater than its overall market share, and as a consequence, PMI has been adversely impacted by this development. PMI expects the volume share of the vending channel to gradually improve. Marlboro share was down 3.1 share points to 25.4%, due primarily to the increase of the low-price segment and shrinkage in the vending channel. L&M continued to grow strongly, adding 2.5 share points to reach 4.7%.

In Spain, the total cigarette market declined 0.4%. PMI’s shipment volume increased 1.7%, due mainly to the favorable timing of shipments. PMI’s market share declined 0.2 share points to 32.0%, primarily reflecting declines in Marlboro, following a price increase.

In France, shipment volume decreased 3.6%, due primarily to a lower market following the August 2007 excise tax-driven price increase. Market share increased 0.3 share points to 42.9%, driven by the Philip Morris brand.

In Poland, the total cigarette market declined 2.2% due to consumer price sensitivity following significant tax-driven price increases. PMI’s shipment volume was down 4.2% and market share decreased 0.5 share points to 39.5%, driven mainly by the continuing decline of PMI’s low price brands and brands in the declining low-price 70mm segment.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, increased $1.5 billion (19.3%). Excluding excise taxes, net revenues increased $545 million (12.7%) to $4.8 billion, due primarily to favorable currency ($210 million), price increases ($196 million) and higher volume/mix ($139 million).

Operating companies income increased $272 million (16.6%), due primarily to price increases and lower costs ($202 million), higher volume/mix ($95 million) and favorable currency ($65 million), partially offset by higher marketing, administration and research costs ($63 million), higher fixed manufacturing costs ($15 million) and pre-tax charges for asset impairment and exit costs in 2007 ($12 million).

In Eastern Europe, Middle East and Africa, volume increased 0.7%, driven by gains in Algeria, Bulgaria, Egypt and Ukraine, partially offset by declines in Russia and Turkey.

In Russia, shipments were down 3.3%, due largely to L&M and local low-price brands. This decline was partially offset by higher shipments and market share of higher-margin international brands, Marlboro, Parliament and Chesterfield.

In Turkey, shipments declined 3.3% and market share declined 2.2 share points to 40.5%, due to the February 2007 tax-driven retail price increase. Volume declines in low-priced L&M and Bond Street were partially offset by growth in Lark and Parliament.

In Ukraine, shipments grew 4.7% and share rose 0.6 share points to 33.6%, driven by continued consumer up-trading to premium brands, particularly Marlboro and Chesterfield.

In Egypt, improved economic conditions and increased tourism continued to fuel the growth of the total cigarette industry and premium brands. PMI’s shipments rose 24.1% and share advanced 2.0 share points to 12.2%, driven by L&M and Merit.

In Algeria, shipments increased, driven by an improved distribution network and the timing of shipments.

In Bulgaria, shipments increased, driven by PMI’s market entry in July 2006 as well as higher sales of Marlboro following price repositioning, and portfolio expansion following the lifting of import duties in January 2007.

Asia. Net revenues, which include excise taxes billed to customers, increased $684 million (8.9%). Excluding excise taxes, net revenues increased $94 million (2.2%) to $4.3 billion, due primarily to price increases ($108 million), the Lakson Tobacco acquisition ($80 million) and favorable currency ($45 million), partially offset by lower volume/mix ($139 million).

Operating companies income decreased $44 million (3.0%), due primarily to lower volume/mix ($122 million), unfavorable currency ($36 million), higher marketing, administration and research costs ($25 million, including $30 million for a distributor termination in Indonesia) and higher pre-tax charges for asset impairment and exit costs ($15 million), partially offset by price increases ($108 million), lower fixed manufacturing costs ($34 million) and the Lakson Tobacco acquisition ($9 million).

In Asia, volume increased 8.5%, reflecting the acquisition in Pakistan. Excluding this acquisition, volume in Asia was down 2.6%, due primarily to lower volume in Japan and the Philippines, partially offset by gains in Korea and Indonesia.

In Japan, the total market declined 5.4%, driven by the July 1, 2006 tax-driven price increase. Market share in Japan decreased 0.2 share point to 24.4%. PMI’s shipments in Japan were down 9.3%.

In Korea, shipments increased 17.7%, due primarily to the performance of Parliament and Marlboro, driven by new line extensions, including Marlboro Filter Plus and Parliament 0.3mg. Market share in Korea increased 1.2 share points to 9.7% with Marlboro market share up 0.9 share points to 4.2%.

In Indonesia, the total market increased 2.2% due mainly to the growth of the low price segment. Consequently, PMI shipment volume rose 1.6%. Market share decreased 0.1 share point to 28.0%.

Latin America. Net revenues, which include excise taxes billed to customers, increased $456 million (14.3%). Excluding excise taxes, net revenues increased $150 million (11.8%) to $1.4 billion, due primarily to price increases ($80 million), the acquisition of the Dominican Republic cigarette business ($39 million), favorable currency ($17 million) and favorable volume/mix ($14 million).

Operating companies income decreased $62 million (15.7%), due primarily to the divestiture of the Dominican Republic beer business ($45 million), higher marketing, administration and research costs ($30 million), pre-tax charges for asset impairment and exit costs in 2007 ($18 million) and lower volume/mix, partially offset by price increases, net of higher costs ($48 million).

In Latin America, volume decreased 1.3%, driven by declines in Colombia, the Dominican Republic and Mexico, partially offset by gains in Argentina.

In Argentina, the total market was up 1.2%, while PMI shipments grew 5.7% and share was up 2.9 share points, due mainly to the Philip Morris brand.

In the Dominican Republic, shipment volume declined 23.5%, reflecting a lower total market following price increases in January and February 2007 to partially compensate for a very significant excise tax increase imposed on cigarettes in January 2007. Market share declined 0.8 share points to 77.4%, due primarily to Marlboro.

In Mexico, PMI shipments declined 4.0%, reflecting increased trade purchases in the fourth quarter of 2006 ahead of the January 2007 tax increase, and the market decline due to lower consumption following the January 2007 tax-driven price increase. However, market share rose 1.2 share points to 64.0%, driven by Marlboro, Benson & Hedges and Delicados.

Operating Results – Three Months Ended September 30, 2007

The following discussion compares tobacco operating results for the three months ended September 30, 2007, with the three months ended September 30, 2006.

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2007	2006	2007	2006
	(in millions)
U.S. tobacco	$4,944	$4,830	$1,295	$1,270
European Union	6,832	6,458	1,151	955
Eastern Europe, Middle East and Africa	3,312	2,607	710	582
Asia	2,814	2,586	514	449
Latin America	1,274	1,052	143	133

Total tobacco	$19,176	$17,533	$3,813	$3,389

U.S. tobacco. PM USA’s net revenues, which include excise taxes billed to customers, increased $114 million (2.4%). Excluding excise taxes, net revenues increased $125 million (3.2%) to $4.0 billion, due primarily to lower wholesale promotional allowance rates ($167 million), partially offset by lower volume ($46 million).

Operating companies income increased $25 million (2.0%), due primarily to lower marketing, administration and research costs ($85 million), partially offset by lower volume ($31 million), the 2007 pre-tax charges for asset impairment, exit and implementation costs related to the announced closing of the Cabarrus, North Carolina cigarette manufacturing facility ($22 million) and higher ongoing resolution costs, net of lower wholesale promotional allowance rates ($10 million).

PM USA’s shipment volume was 47.1 billion units, a decrease of 1.0% or 0.5 billion units, but was estimated to be down approximately 3% when adjusted for changes in trade inventories and calendar differences. During the third quarter of 2007, PM USA estimates that total cigarette industry volume declined between 3% and 4%, and for the full year 2007 PM USA is maintaining its prior estimate of a 3% to 4% decline in total cigarette industry volume. In the premium segment, PM USA’s shipment volume decreased 0.5%; however, Marlboro shipment volume increased 0.1 billion units (0.2%) to 39.1 billion units. In the discount segment, PM USA’s shipment volume also decreased, with Basic shipment volume down 8.4% to 3.5 billion units.

The following table summarizes PM USA’s cigarette volume performance by brand for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007	2006
	(in billion units)
Marlboro	39.1	39.0
Parliament	1.5	1.5
Virginia Slims	1.9	2.0
Basic	3.5	3.8

Focus on Four Brands	46.0	46.3
Other	1.1	1.3

Total PM USA	47.1	47.6

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. This panel was not designed to capture sales through other channels, including Internet and direct mail:

	For the Three Months Ended September 30,
	2007	2006
Marlboro	41.1%	40.6%
Parliament	1.9	1.8
Virginia Slims	2.2	2.3
Basic	4.0	4.2

Focus on Four Brands	49.2	48.9
Other	1.4	1.5

Total PM USA	50.6%	50.4%

European Union. Net revenues, which include excise taxes billed to customers, increased $374 million (5.8%). Excluding excise taxes, net revenues increased $144 million (6.7%) to $2.3 billion, due primarily to favorable currency ($144 million) and price increases ($116 million), partially offset by lower volume/mix ($116 million).

Operating companies income increased $196 million (20.5%), due primarily to price increases ($116 million), favorable currency ($100 million), lower pre-tax charges for asset impairment and exit costs ($46 million) and lower marketing, administration and research costs ($22 million), partially offset by lower volume/mix ($91 million).

In the European Union, PMI’s cigarette volume decreased 4.8%, due mainly to declines in the Czech Republic, France, Germany and Poland. PMI’s cigarette market share in the European Union declined 0.6 share points to 39.1%. The total market declined 3.8%, due largely to the impact of tax-driven price increases, particularly in the Czech Republic, Germany, Poland and the United Kingdom.

In the Czech Republic, the total cigarette market was down 9.2%, due to the timing of trade purchases. PMI’s shipment volume declined 22.6% and market share of 49.3% was down 8.5 share points. PMI implemented tax-driven price increases in the second quarter, while most competitive brands, particularly at the low end, followed in the third quarter. This placed PMI’s brands at a temporary price disadvantage and was the main cause of the significant market share loss. PMI expects to recover a large part of this loss in the fourth quarter of 2007.

In France, the total market declined 3.9%, due to the impact of higher pricing. PMI’s market share of 42.0% declined 0.5 share points and shipments decreased 5.5%.

In Germany, the cigarette market declined 5.7%, due to a tax-driven price increase in the fourth quarter of 2006. PMI’s cigarette shipments in Germany were down 9.0% and its cigarette market share declined 1.3 share points to 35.2%, driven by consumer downtrading to the low price segment and an increase in a key competitor’s trade inventory. Marlboro share declined 3.1 share points to 24.1%, due to the decline of the vending segment and the previously mentioned trade inventory increase. L&M share grew 2.4 share points to reach 5.3%.

In Italy, the total cigarette market was down 0.9%. PMI’s cigarette shipment volume increased 0.6% and its market share in Italy increased 0.6 share points to 54.7%, driven by Merit, Chesterfield and Philip Morris.

In Poland, PMI’s cigarette shipment volume declined 16.1%. Consumer price sensitivity following significant tax-driven price increases resulted in a total market decline of 10.5% and PMI’s market share was down 2.6 share points to 38.0%, due primarily to declines of its low price brands, as well as its local 70mm brands. However, PMI’s profitability increased significantly due to higher pricing.

In Spain, PMI’s cigarette shipments increased 1.8%. The total cigarette market in Spain declined 0.6%, while PMI’s market share of 32.7% rose 0.4 share points, driven by Chesterfield and L&M.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, increased $705 million (27.0%). Excluding excise taxes, net revenues increased $213 million (14.3%) to $1.7 billion, due primarily to favorable currency ($99 million), price increases ($81 million), and higher volume/mix ($33 million).

Operating companies income increased $128 million (22.0%), due primarily to price increases ($81 million), favorable currency ($44 million) and higher volume/mix ($32 million), partially offset by higher marketing, administration and research costs ($19 million).

In Eastern Europe, Middle East and Africa, volume increased 0.3%, driven by gains in Algeria, Bulgaria, Egypt, Lebanon and Ukraine, mostly offset by the unfavorable timing of shipments in Kuwait and lower volume in Russia, Serbia and worldwide duty-free.

In Egypt, shipment volume increased 21.1%. The total market rose 6.4% in Egypt, while PMI’s market share grew 2.6 share points to 14.2%, due to the continued strength of L&M.

In Russia, shipment volume was down 1.0%, due to unfavorable distributor inventory movements following consolidation to a single distributor. Market share rose 0.2 share points to 26.6%, as share gains for Marlboro, Parliament and Virginia Slims were mostly offset by a share decline for L&M.

In Serbia, PMI’s shipments were down 10.6%, due to the continued decline of local brands, and market share was down 2.0 share points to 52.1%. However, PMI’s market share increased for its international brands, driven by Marlboro and Bond Street. Market share for Marlboro rose slightly and its share of the premium segment increased.

In Ukraine, shipment volume grew 3.5% and share increased 0.6 share points to 34.0%, driven by consumer uptrading to Marlboro, Parliament and Chesterfield.

In Algeria, shipments increased, driven by an improved distribution network and the timing of shipments.

In Bulgaria, shipments increased, driven by PMI’s market entry in July 2006 as well as higher sales of Marlboro following price repositioning, and portfolio expansion following the lifting of import duties in January 2007.

Asia. Net revenues, which include excise taxes billed to customers, increased $228 million (8.8%). Excluding excise taxes, net revenues increased $75 million (5.5%) to $1.4 billion, due primarily to favorable pricing ($56 million) and the Lakson Tobacco acquisition ($32 million), partially offset by lower volume/mix ($10 million).

Operating companies income increased $65 million (14.5%), due primarily to favorable pricing and lower costs ($73 million) and lower marketing, administration and research costs ($18 million), partially offset by lower volume/mix ($23 million) and unfavorable currency ($9 million).

In Asia, volume increased 9.6%, due to acquisition volume in Pakistan and gains in Korea, partially offset by volume declines in Indonesia, Malaysia and Thailand. Excluding acquired volume, shipment volume in Asia declined 1.3%.

In Indonesia, the total cigarette market was essentially flat. PMI’s market share was down 0.6 share points to 28.0%, reflecting the decline of A Mild and Dji Sam Soe due to a temporary stick-price disadvantage versus low price competition, partially offset by the growth of Marlboro, which gained 0.5 share points to 4.3%. PMI shipment volume declined 1.9%, although Marlboro shipments rose 20.7%, driven by improved marketing and distribution and the July 2007 Marlboro kretek launch.

In Japan, the total cigarette market was up 16.4%, due to a favorable comparison with the third quarter of 2006, which was depressed by trade inventory depletions following the July 2006 excise tax-driven price increase. Consequently, PMI’s in-market sales were up 13.4%, but market share declined 0.6 share points to 24.3%, due mainly to Lark. Marlboro share of 10.1% was essentially flat. Cigarette shipment volume was flat, as higher in-market sales were offset by unfavorable inventory movements.

In Korea, the total market was down 3.2%, while PMI’s shipments rose 10.0% and market share increased 1.3 share points to 9.9%. Parliament and Marlboro continued to gain share, driven by recent new line extensions, including Marlboro Filter Plus.

Latin America. Net revenues, which include excise taxes billed to customers, increased $222 million (21.1%). Excluding excise taxes, net revenues increased $72 million (17.2%) to $490 million, due primarily to price increases ($27 million), favorable currency ($18 million), the acquisition of the Dominican Republic cigarette business ($16 million) and favorable volume/mix ($11 million).

Operating companies income increased $10 million (7.5%), due primarily to price increases, net of higher costs ($12 million) and lower marketing, administration and research costs ($8 million), partially offset by the divestiture of the Dominican Republic beer business ($14 million).

In Latin America, volume declined 1.5%, due mainly to declines in Brazil and Colombia, partially offset by growth in Argentina.

In Argentina, the total cigarette market grew 1.7%. PMI’s shipment volume grew 5.0% and market share increased 2.2 share points to 69.7%, due mainly to Marlboro and the Philip Morris brand.

In Brazil, the total market declined 0.9% and PMI’s market share declined 0.2 share points to 12.0%. However, Marlboro share grew 0.2 share points to 5.9%. PMI’s shipments were down 2.8%.

In Colombia, PMI shipment volume declined 17.6%, due primarily to distributor inventory distortions. However, PMI expects volume to recover in the fourth quarter of 2007.

In Mexico, the total cigarette market declined 1.9%, due to lower consumption following the January 2007 tax-driven price increase. PMI market share was up 1.6 share points to 65.5%, due primarily to Marlboro and Benson & Hedges.

Financial Services

Business Environment

In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the first nine months of 2007 and 2006, PMCC received proceeds from asset sales, maturities and bankruptcy recoveries of $363 million and $339 million, respectively, and recorded gains of $268 million and $127 million, respectively, in operating companies income. During the third quarter of 2007 and 2006, PMCC received proceeds from asset sales, maturities and bankruptcy recoveries of $23 million and $137 million, respectively, and recorded gains of $22 million and $61 million, respectively, in operating companies income.

Included in the proceeds for 2007 were partial recoveries of amounts previously provided for in the allowance for losses related to aircraft exposure, which resulted in additional operating companies income of $214 million and $7 million for the nine months and three months ended September 30, 2007, respectively.

PMCC leases one 750 megawatt (“MW”) natural gas-fired power plant (located in Pasadena, Texas) to an indirect subsidiary of Calpine Corporation (“Calpine”). Calpine, which has guaranteed the lease, is currently operating under bankruptcy protection. The subsidiary was not included as part of the bankruptcy filing of Calpine. PMCC does not record income on leases when the lessee or its guarantor is in bankruptcy. At September 30, 2007, PMCC’s finance asset balance for this lessee was $60 million. Based on PMCC’s assessment of the prospect for recovery on the Pasadena plant, a portion of the outstanding finance asset balance has been provided for in the allowance for losses.

During the third quarter of 2007, Calpine foreclosed on PMCC’s interest in two 265 MW natural gas-fired power plants (located in Tiverton, Rhode Island, and Rumford, Maine), which were part of the bankruptcy filing. These leases were rejected and written off during 2006. The foreclosure resulted in the acceleration of approximately $50 million in deferred taxes.

At September 30, 2007, PMCC’s allowance for losses was $223 million. During the nine months ended September 30, 2007, PMCC’s allowance for losses decreased by $257 million related to the partial recovery and write-off of certain aircraft leveraged lease investments. During the second quarter of 2006, PMCC increased its allowance for losses by $103 million due to continuing issues within the airline industry.

As discussed further in Note 12. Income Taxes, the IRS has disallowed benefits pertaining to several PMCC leverage lease transactions for the years 1996 through 1999.

Operating Results

	2007	2006
	(in millions)
Net revenues:
Nine months ended September 30,	$126	$272

Three months ended September 30,	$31	$109

Operating companies income:
Nine months ended September 30,	$332	$138

Three months ended September 30,	$33	$101

PMCC’s net revenues for the nine months ended September 30, 2007, decreased $146 million (53.7%) from the comparable period in 2006, due primarily to lower gains from asset management activity and lower lease revenues due to lower investment balances. Net revenues for the three months ended September 30, 2007, decreased $78 million (71.6%) from the comparable period in 2006, due primarily to lower gains from asset management activity and lower lease revenues.

PMCC’s operating companies income for the nine months ended September 30, 2007 increased $194 million (100.0+%) from the comparable period in 2006, due primarily to cash recoveries in 2007 on aircraft leases previously written down versus an increase to the loss provision in 2006, partially offset by lower revenues. PMCC’s operating companies income for the three months ended September 30, 2007, decreased $68 million (67.3%) from the comparable period in 2006, due primarily to lower revenues.

Financial Review

Net Cash Provided by Operating Activities, Continuing Operations

During the first nine months of 2007, net cash provided by operating activities on a continuing operations basis was $8.1 billion compared with $8.3 billion during the comparable 2006 period. The decrease in cash provided by operating activities was due primarily to the return in 2006 of approximately $2 billion of escrow bond deposits related to the Price U.S. tobacco case, mostly offset by higher earnings from continuing operations (after excluding the non-cash reversal of income tax reserves in 2006) and lower pension plan contributions.

Net Cash Used in Investing Activities, Continuing Operations

One element of PMI’s growth strategy is to strengthen its brand portfolio and/or expand its geographic reach through active programs of selective acquisitions. PM USA from time to time considers acquisitions as part of its adjacency strategy.

During the first nine months of 2007, net cash used in investing activities on a continuing operations basis was $921 million, compared with $357 million during the first nine months of 2006. The increase in cash used was due primarily to PMI’s purchase of an additional stake of a cigarette manufacturer in Pakistan in the first quarter of 2007.

Net Cash Used in Financing Activities, Continuing Operations

During the first nine months of 2007, net cash used in financing activities on a continuing operations basis was $4.8 billion, compared with $9.0 billion during the first nine months of 2006. The decrease in cash used in financing activities was due primarily to higher repayment of debt in 2006.

Debt and Liquidity

Credit Ratings – At September 30, 2007, ALG’s debt ratings by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F-2	BBB+	Stable

ALG’s credit quality, measured by 5 year credit default swaps, has improved over the past year with levels which approximate that of Single-A rated issuers.

Moody’s expects that, should PMI be spun-off from Altria Group, Inc. in early 2008, PMI’s long-term and short-term ratings could be as high as A2 and Prime-1, respectively. Standard & Poor’s believes that the potential corporate credit rating for PMI could be as high as A+ based solely on its business risk assessment.

Credit Lines – ALG and PMI maintain separate revolving credit facilities. ALG intends to use its revolving credit facilities to support the issuance of commercial paper.

The purchase price of the Sampoerna acquisition was primarily financed through a euro 4.5 billion bank credit facility arranged for PMI and its subsidiaries in May 2005, consisting of a euro 2.5 billion three-year term loan facility (which, through repayments has been reduced to euro 1.5 billion) and a euro 2.0 billion five-year revolving credit facility. These facilities, which are not guaranteed by ALG, require PMI to maintain an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio of not less than 3.5 to 1.0. At September 30, 2007, PMI’s ratio calculated in accordance with the agreements was 40.9 to 1.0.

In March 2007, ALG negotiated a new 364-day revolving credit facility in the amount of $1.0 billion, which expires on March 27, 2008, and replaces ALG’s 364-day facility which matured on March 30, 2007. In addition, ALG maintains a multi-year credit facility in the amount of $4.0 billion, which expires in April 2010. The ALG facilities require the maintenance of an earnings to fixed charges ratio, as defined by the agreements, of not less than 2.5 to 1.0. At September 30, 2007, the ratio calculated in accordance with the agreements was 20.0 to 1.0.

ALG and PMI expect to continue to meet their respective covenants. These facilities do not include any credit rating triggers or any provisions that could require the posting of collateral. The multi-year facilities enable the respective companies to reclassify short-term debt on a long-term basis.

At September 30, 2007, credit lines for ALG and PMI, and the related activity, were as follows (in billions of dollars):

ALG	September 30, 2007
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available
364-day	$1.0	$—	$—	$1.0
Multi-year	4.0			4.0

	$5.0	$—	$—	$5.0

PMI	September 30, 2007
Type	Credit Lines	Amount Drawn	Lines Available
3-year term loan	$2.1	$2.1	$—
5-year revolving credit	2.7	0.4	2.3

	$4.8	$2.5	$2.3

In addition to the above, certain international subsidiaries of PMI maintain credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.2 billion are for the sole use of these international businesses. Borrowings on these lines amounted to approximately $0.5 billion and $0.4 billion at September 30, 2007 and December 31, 2006, respectively.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $8.0 billion and $8.5 billion at September 30, 2007 and December 31, 2006, respectively. Total consumer products debt was $7.5 billion and $7.4 billion at September 30, 2007 and December 31, 2006, respectively. Total consumer products debt includes PMI third-party debt of $3.4 billion and $2.8 billion at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006 (after giving effect to the Kraft spin-off), Altria Group, Inc.’s ratio of consumer products debt to total equity was 0.44 and 0.58, respectively. The ratio of total debt to total equity was 0.47 and 0.67 at September 30, 2007 and December 31, 2006 (after giving effect to the Kraft spin-off), respectively.

ALG does not guarantee the debt of PMI.

Guarantees – As discussed in Note 11, at September 30, 2007, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes and divestiture activities, were $69 million, of which $64 million have no specified expiration dates. The remainder expire through 2011, with none expiring through September 30, 2008. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at September 30, 2007, relating to these guarantees. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2007, subsidiaries of ALG were also contingently liable for $2.9 billion of guarantees related to their own performance, consisting of the following:

•

$2.6 billion of guarantees of excise tax and import duties related primarily to international shipments of tobacco products. In these agreements, financial institutions provide guarantees of tax payments to the respective governments. PMI then issues guarantees to the respective financial institutions for the payment of the taxes. These are revolving facilities that are integral to the shipment of tobacco products in international markets, and the underlying taxes payable are recorded on Altria Group, Inc.’s condensed consolidated balance sheet.

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

As a result of these agreements and the enactment of FETRA, PM USA and PMI recorded the following amounts in cost of sales (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
PM USA	$4,137	$3,774	$1,462	$1,306
PMI	68	75	23	21

Total	$4,205	$3,849	$1,485	$1,327

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

Litigation Escrow Deposits – As discussed in Note 11, in connection with obtaining a stay of execution in the Engle class action, PM USA placed $1.2 billion into an interest-bearing escrow account. The $1.2 billion escrow account and a deposit of $100 million related to the bonding requirement are included in the September 30, 2007 and December 31, 2006 condensed consolidated balance sheets as other assets. As discussed in Note 11, in July 2006, the Florida Supreme Court issued its ruling in the Engle case. The escrow and deposit amounts will be returned to PM USA subject to and upon the completion of final review of the judgment. Interest income on the $1.2 billion escrow account is paid to PM USA quarterly and is being recorded as earned in interest and other debt expense, net, in the condensed consolidated statements of earnings.

Also, as discussed in Note 11, in June 2006 under the order of the Illinois Supreme Court, cash deposits of approximately $2.2 billion related to the Price case were returned to PM USA, and PM USA’s obligations to deposit further cash payments were terminated.

With respect to certain adverse verdicts and judicial decisions currently on appeal, other than the Engle case discussed above, as of September 30, 2007, PM USA has posted various forms of security totaling approximately $193 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

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

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006. At September 30, 2007, PMCC’s net finance receivable of $6.2 billion in leveraged leases, which is included in the line item on Altria Group, Inc.’s condensed consolidated balance sheet of finance assets, net, consists of rents receivable ($20.9 billion) and the residual value of assets under lease ($1.6 billion), reduced by third-party nonrecourse debt ($13.8 billion) and unearned income ($2.5 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within the line item finance assets, net, in Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at September 30, 2007, also include net finance receivables for direct finance leases ($0.4 billion) and an allowance for losses ($0.2 billion).

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

Dividends paid in the first nine months of 2007 and 2006 were $5.1 billion and $5.0 billion, respectively, an increase of 1.1%, primarily reflecting a greater number of shares outstanding in 2007 and a higher dividend rate on Altria Group, Inc. stock.

During the second quarter of 2007, Altria Group, Inc. adjusted its quarterly dividend rate to $0.69 per share so that its stockholders who retained their Altria Group, Inc. and Kraft shares would receive in the aggregate the same dividend rate as before the distribution.

During the third quarter of 2007, Altria Group, Inc.’s Board of Directors approved an 8.7% increase in the quarterly dividend rate to $0.75 per share. As a result, the present annualized dividend rate is $3.00 per share.

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

A substantial portion of Altria Group, Inc.’s derivative financial instruments are effective as hedges. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Gain at beginning of period	$13	$24	$8	$17
Derivative (gains) losses transferred to earnings	(38)	(51)	3	(33)
Change in fair value	45	6	11	(5)
Kraft spin-off	2

Gain (loss) as of September 30	$22	$(21)	$22	$(21)

The fair value of all derivative financial instruments has been calculated based on market quotes.

Foreign exchange rates. Altria Group, Inc. uses forward foreign exchange contracts, foreign currency swaps and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which Altria Group, Inc. is exposed include the Japanese yen, Swiss franc and the euro. At September 30, 2007 and December 31, 2006, Altria Group, Inc. had contracts with aggregate notional amounts of $4.9 billion and $3.2 billion, respectively.

In addition, Altria Group, Inc. uses foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps typically convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity, and are accounted for as cash flow hedges. The unrealized gain (loss) relating to foreign currency swap agreements that do not qualify for hedge accounting treatment under U.S. GAAP was insignificant as of September 30, 2007 and December 31, 2006. At September 30, 2007 and December 31, 2006, the notional amounts of foreign currency swap agreements aggregated $1.4 billion.

Altria Group, Inc. also designates certain foreign currency denominated debt as net investment hedges of foreign operations. During the nine months ended September 30, 2007 and 2006, these hedges of net investments resulted in gains, net of income taxes of $2 million, and losses, net of income taxes, of $134 million, respectively, and were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

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

Tobacco-Related Litigation. There is substantial litigation related to tobacco products in the United States and certain foreign jurisdictions. Damages claimed in some of the tobacco-related litigation are significant, and in certain cases, range into the billions of dollars. We anticipate that new cases will continue to be filed. It is possible that there could be adverse developments in pending cases. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 42 states now limit the dollar amount of bonds or require no bond at all.

It is possible that the consolidated results of operations, cash flows or financial position of PM USA, PMI or Altria Group, Inc. could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes the litigation environment has substantially improved. ALG and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts against it. All such cases are, and will continue to be, vigorously defended. However, ALG and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of ALG’s stockholders to do so. Please see Note 11 for a discussion of pending tobacco-related litigation.

*	This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among ALG and its various operating subsidiaries or when any distinction is clear from the context.

Corporate Restructuring. On August 29, 2007, the Board of Directors of ALG announced its intention to pursue the spin-off of PMI to ALG shareholders, and anticipates that it will be in a position to finalize its decision and announce the precise timing of the spin-off at its regularly scheduled meeting on January 30, 2008. If the spin-off is authorized, it is possible that an action may be brought seeking to enjoin the spin-off. Any such injunction would have to be based on a finding that Altria is insolvent or would be insolvent after giving effect to the spin-off or intends to delay, hinder or defraud creditors. In the event the spin-off is challenged, ALG will defend such action vigorously, including by prosecuting any necessary appeals. Although litigation is subject to uncertainty, management believes that Altria should ultimately prevail against such action.

Tobacco Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of smoking, restricting marketing and advertising, imposing regulations on warnings and disclosure of ingredients and seeking to hold us responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels. Significant regulatory developments will take place over the next few years in most of PMI’s markets, driven principally by the World Health Organization’s Framework Convention for Tobacco Control, or FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. In addition, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and appeal of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors and generic packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

•	requirements regarding testing, disclosure and use of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

Partly because of some or a combination of these measures, unit sales of tobacco products in certain markets, principally Western Europe and Japan, have been in general decline and PMI expects this trend to continue. PMI’s operating income could be significantly affected by any significant decrease in demand for its products, any significant increase in the cost of complying with new regulatory requirements and requirements that lead to a commoditization of tobacco products.

Excise Taxes. Cigarettes are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in cigarette-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the Member States of the European Union (the “EU”) and in other foreign jurisdictions. Legislation has been passed by the United States Congress that would increase the federal excise tax on cigarettes by $0.61 a pack. The President has stated his intention to veto this legislation. It is not possible to predict whether such legislation will become law. In addition, in certain jurisdictions, PMI’s products are subject to tax structures that discriminate against premium priced products and manufactured cigarettes and to inconsistent rulings and interpretations on complex methodologies to determine excise and other tax burdens.

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

International Competition. PMI competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. PMI is subject to highly competitive conditions in all aspects of its business. The competitive environment and PMI’s competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low priced products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and products regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, government-owned tobacco monopolies, principally in the PRC, Egypt, Thailand, Taiwan and Algeria. Industry consolidation and privatizations of governmental monopolies have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives and some international competitors are less susceptible to changes in currency exchange rates.

Counterfeit Cigarettes in International Markets. Large quantities of counterfeit cigarettes are sold in the international market. PMI believes that Marlboro is the most heavily counterfeited international cigarette brand, although PMI cannot quantify the amount of revenue it loses as a result of this activity. In addition, PMI’s revenues are reduced by contraband and legal cross-border transactions.

Governmental Investigations. From time to time, ALG and its tobacco subsidiaries are subject to governmental investigations on a range of matters. Ongoing investigations include allegations of contraband shipments of cigarettes and allegations of unlawful pricing activities within certain international markets. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our tobacco subsidiaries’ business could be materially affected by an unfavorable outcome of pending or future investigations.

New Tobacco Product Technologies. Our tobacco subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the risk of tobacco use while continuing to offer adult consumers products that meet their taste expectations. Potential solutions being researched include attempting to reduce constituents in tobacco smoke identified by public health authorities as harmful and seeking to produce products that reduce or eliminate exposure to tobacco smoke. Our tobacco subsidiaries may not succeed in these efforts. If they do not succeed, but one or more of their competitors do, our tobacco subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators will permit the marketing of products with claims of reduced risk to consumers, which could significantly undermine the commercial viability of any products that might be developed.

Adjacency Strategy. PM USA and PMI have adjacency growth strategies involving potential moves into complementary tobacco or tobacco-related products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful.

Foreign Currency. PMI conducts its business in local currency and, for purposes of financial reporting, its results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency will translate into fewer U.S. dollars. During periods of economic crises internationally, foreign currencies may be devalued significantly against the U.S. dollar, reducing PMI’s margins. Actions to recover margins may result in lower volume and a weaker competitive position for PMI.

Tobacco Availability and Quality. Government mandated prices, production control programs, shifts in crops driven by economic conditions and adverse weather patterns may increase or decrease the cost or reduce the quality of tobacco and other agricultural products used to manufacture our products. As with other agriculture commodities, the price of tobacco leaf and cloves can be influenced by imbalances in supply and demand and crop quality can be influenced by variations in weather patterns. Tobacco production in certain countries is subject to a variety of controls, including governmental mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to plant less tobacco. Any significant change in tobacco leaf and clove prices, quality and quantity could affect our tobacco subsidiaries’ profitability and business.

Attracting and Retaining Talent. Our ability to implement our strategy of attracting and retaining the best global talent may be impaired by the decreasing social acceptance of cigarette smoking. The tobacco industry competes for talent with the consumer products and other companies that enjoy greater societal acceptance. As a result, our tobacco subsidiaries may be unable to attract and retain the best global talent.

Competition and Economic Downturns. Each of our tobacco subsidiaries is subject to intense competition, changes in consumer preferences and local economic conditions. To be successful, they must continue to:

•	promote brand equity successfully;

•	anticipate and respond to new consumer trends;

•	develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products;

•	improve productivity; and

•	be able to protect or enhance margins through price increases.

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

Part II – OTHER INFORMATION

Item 1.    Legal Proceedings.

See Note 11. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 1A.    Risk Factors.

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2006. Other than as set forth in Part I – Item 2 of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Report on Form 10-K, with the exception of the following additions:

Corporate Restructuring. On August 29, 2007, the Board of Directors of ALG announced its intention to pursue the spin-off of PMI to ALG shareholders, and anticipates that it will be in a position to finalize its decision and announce the precise timing of the spin-off at its regularly scheduled meeting on January 30, 2008. If the spin-off is authorized, it is possible that an action may be brought seeking to enjoin the spin-off. Any such injunction would have to be based on a finding that Altria is insolvent or would be insolvent after giving effect to the spin-off or intends to delay, hinder or defraud creditors. In the event the spin-off is challenged, ALG will defend such action vigorously, including by prosecuting any necessary appeals. Although litigation is subject to uncertainty, management believes that Altria should ultimately prevail against such action.

Tobacco Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of smoking, restricting marketing and advertising, imposing regulations on warnings and disclosure of ingredients and seeking to hold us responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels. Significant regulatory developments will take place over the next few years in most of PMI’s markets, driven principally by the World Health Organization’s Framework Convention for Tobacco Control, or FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. In addition, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and appeal of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors and generic packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

•	requirements regarding testing, disclosure and use of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

Partly because of some or a combination of these measures, unit sales of tobacco products in certain markets, principally Western Europe and Japan, have been in general decline and PMI expects this trend to continue. PMI’s operating income could be significantly affected by any significant decrease in demand for its products, any significant increase in the cost of complying with new regulatory requirements and requirements that lead to a commoditization of tobacco products.

Excise Taxes. Cigarettes are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in cigarette-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the Member States of the European Union (the “EU”) and in other foreign jurisdictions. Legislation has been passed by the United States Congress that would increase the federal excise tax on cigarettes by $0.61 a pack. The President has stated his intention to veto this legislation. It is not possible to predict whether such legislation will become law. In addition, in certain jurisdictions, PMI’s products are subject to tax structures that discriminate against premium priced products and manufactured cigarettes and to inconsistent rulings and interpretations on complex methodologies to determine excise and other tax burdens.

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on sales of cigarettes by PM USA and PMI, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

International Competition. PMI competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. PMI is subject to highly competitive conditions in all aspects of its business. The competitive environment and PMI’s competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low priced products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and products regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, government-owned tobacco monopolies, principally in the PRC, Egypt, Thailand, Taiwan and Algeria. Industry consolidation and privatizations of governmental monopolies have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives and some international competitors are less susceptible to changes in currency exchange rates.

New Tobacco Product Technologies. Our tobacco subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the risk of tobacco use while continuing to offer adult consumers products that meet their taste expectations. Potential solutions being researched include attempting to reduce constituents in tobacco smoke identified by public health authorities as harmful and seeking to produce products that reduce or eliminate exposure to tobacco smoke. Our tobacco subsidiaries may not succeed in these efforts. If they do not succeed, but one or more of their competitors do, our tobacco subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators will permit the marketing of products with claims of reduced risk to consumers, which could significantly undermine the commercial viability of any products that might be developed.

Adjacency Strategy. PM USA and PMI have adjacency growth strategies involving potential moves into complementary tobacco or tobacco-related products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful.

Tobacco Availability and Quality. Government mandated prices, production control programs, shifts in crops driven by economic conditions and adverse weather patterns may increase or decrease the cost or reduce the quality of tobacco and other agricultural products used to manufacture our products. As with other agriculture commodities, the price of tobacco leaf and cloves can be influenced by imbalances in supply and demand and crop quality can be influenced by variations in weather patterns. Tobacco production in certain countries is subject to a variety of controls, including governmental mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to plant less tobacco. Any significant change in tobacco leaf and clove prices, quality and quantity could affect our tobacco subsidiaries’ profitability and business.

Attracting and Retaining Talent. Our ability to implement our strategy of attracting and retaining the best global talent may be impaired by the decreasing social acceptance of cigarette smoking. The tobacco industry competes for talent with the consumer products and other companies that enjoy greater societal acceptance. As a result, our tobacco subsidiaries may be unable to attract and retain the best global talent.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ALG’s share repurchase activity for each of the three months ended September 30, 2007, was as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	6,649	$70.03	—	—

August 1, 2007 – August 31, 2007	344	$67.36	—	—

September 1, 2007 – September 30, 2007	—	—	—	—

For the Quarter Ended September 30, 2007	6,993	$69.90	—	—

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who vested in restricted stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6. Exhibits.

3.1	Amended and Restated By-Laws of Altria Group, Inc., as amended effective July 1, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 3, 2007).

10	Stock Purchase Agreement, dated October 31, 2007, by and among Altria Group, Inc., Bradford Holdings, Inc. and John Middleton, Inc.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DINYAR S. DEVITRE

Dinyar S. Devitre
Senior Vice President and Chief Financial Officer

November 6, 2007