Form 10-K
period 2007-12-31
ALTRIA GROUP, INC.
filed 2008-02-28
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of June 29, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $148 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at January 31, 2008
Common Stock, $0.33 1/3 par value	2,108,301,037 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to shareholders for the year ended December 31, 2007 (the “2007 Annual Report”)	Parts I, II, and IV

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 28, 2008, to be filed with the Securities and Exchange Commission (“SEC”) on or about April 24, 2008	Part III

PART I

Item 1. Business.

(a) General Development of Business

General

As used herein, unless the context indicates otherwise, “Altria Group, Inc.” refers to the consolidated financial position, results of operations and cash flows of the Altria family of companies and the term “ALG” refers solely to the parent company. ALG’s wholly-owned subsidiaries, Philip Morris USA Inc. (“PM USA”), Philip Morris International Inc. (“PMI”) and John Middleton, Inc. are engaged in the manufacture and sale of cigarettes and other tobacco products. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. During 2003, PMCC shifted its strategic focus from an emphasis on the growth of its portfolio of finance leases through new investments to one of maximizing investment gains and generating cash flows from its existing portfolio of finance assets. In addition, at December 31, 2007, ALG held a 28.6% economic and voting interest in SABMiller plc (“SABMiller”), which is engaged in the manufacture and sale of various beer products.

PMI Spin-Off:

On January 30, 2008, the Board of Directors announced that Altria Group, Inc. plans to spin off all of its interest in PMI to Altria Group, Inc. stockholders in a tax-free distribution. The distribution of all the PMI shares owned by Altria Group, Inc. is expected to be made on March 28, 2008 (the “PMI Distribution Date”), to Altria Group, Inc. stockholders of record as of the close of business on March 19, 2008 (the “PMI Record Date”). Altria Group, Inc. will distribute one share of PMI common stock for every share of Altria Group, Inc. common stock outstanding as of the PMI Record Date. Following the PMI Distribution Date, Altria Group, Inc. will not own any shares of PMI common stock. Altria Group, Inc. intends to adjust its current dividend so that its stockholders who retain their Altria Group, Inc. and PMI shares will receive, in the aggregate, the same dividend dollars as before the PMI Distribution Date. Following the distribution, PMI’s initial annualized dividend rate will be $1.84 per common share and Altria Group, Inc.’s initial annualized dividend rate will be $1.16 per common share. All decisions regarding future dividends will be made independently by the Altria Group, Inc. Board of Directors and the PMI Board of Directors, for their respective companies.

Holders of Altria Group, Inc. stock options will be treated similarly to public stockholders and will, accordingly, have their stock awards split into two instruments. Holders of Altria Group, Inc. stock options will receive the following stock options, which, immediately after the spin-off, will have an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. options:

•	a new PMI option to acquire the same number of shares of PMI common stock as the number of Altria Group, Inc. options held by such person on the PMI Distribution Date; and

•	an adjusted Altria Group, Inc. option for the same number of shares of Altria Group, Inc. common stock with a reduced exercise price.

Holders of Altria Group, Inc. restricted stock or deferred stock awarded prior to January 30, 2008, will retain their existing awards and will receive the same number of shares of restricted or deferred stock of PMI. The restricted stock and deferred stock will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria Group, Inc. deferred stock awarded on January 30, 2008, who will be employed by Altria Group, Inc. after the PMI Distribution Date, will receive additional shares of deferred stock of Altria Group, Inc. to preserve the intrinsic value of the award. Recipients of Altria Group, Inc. deferred stock awarded on January 30, 2008, who will be employed by PMI after the PMI Distribution Date, will receive substitute shares of deferred stock of PMI to preserve the intrinsic value of the award.

To the extent that employees of the remaining Altria Group, Inc. receive PMI stock options, Altria Group, Inc. will reimburse PMI in cash for the Black-Scholes fair value of the stock options to be received. To the extent that PMI employees hold Altria Group, Inc. stock options, PMI will reimburse Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that employees of the remaining Altria Group, Inc. receive PMI deferred stock, Altria Group, Inc. will pay to PMI the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that PMI employees hold Altria Group, Inc. restricted stock or deferred stock, PMI will reimburse Altria Group, Inc. in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to PMI for the restricted or deferred stock. Based upon the number of Altria Group, Inc. stock awards outstanding at December 31, 2007, the net amount of these reimbursements is estimated to be approximately $427 million from Altria Group, Inc. to PMI. However, this estimate is subject to change as stock awards vest (in the case of restricted and deferred stock) or are exercised (in the case of stock options) prior to the PMI Record Date.

PMI is currently included in the Altria Group, Inc. consolidated federal income tax return, and PMI’s federal income tax contingencies are recorded as liabilities on the balance sheet of ALG (the parent company). Prior to the distribution of PMI shares, ALG will reimburse PMI in cash for these liabilities, which are approximately $97 million.

A subsidiary of ALG currently provides PMI with certain corporate services at cost plus a management fee. After the PMI Distribution Date, PMI will independently undertake these activities, and services provided to PMI will cease in 2008. All intercompany accounts will be settled in cash.

Certain employees of PMI participate in the U.S. benefit plans offered by Altria Group, Inc. After the PMI Distribution Date, the benefits previously provided by Altria Group, Inc. will be provided by PMI. As a result, new plans will be established by PMI, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities will be transferred to the new plans. The transfer of these benefits will result in PMI recording an additional liability of approximately $98 million in its consolidated balance sheet, partially offset by the related deferred tax assets ($37 million) and the corresponding Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” adjustment to stockholders’ equity ($23 million). Altria Group, Inc. will pay PMI a corresponding amount of $38 million in cash, which is net of the related tax benefit.

Altria Group, Inc. currently estimates that, if the distribution had occurred on December 31, 2007, it would have resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of approximately $15 billion.

During March 2008, Altria Group, Inc. will mail an Information Statement to all stockholders of Altria Group, Inc. common stock as of the PMI Record Date. The Information Statement will include information about PMI, as well as information regarding procedures by which the distribution will be effected and other details of the transaction.

Dividends and Share Repurchases:

In conjunction with its announcement of the PMI spin-off, the Board of Directors reaffirmed its intention to adjust Altria Group, Inc.’s dividend immediately following the spin-off so that Altria Group, Inc. stockholders who retain their PMI shares will receive, in the aggregate, the same annual cash dividend rate of $3.00 per common share that existed before the spin-off. Altria Group, Inc. is expected to pay a dividend at the initial rate of $0.29 per common share per quarter, or $1.16 per common share on an annualized basis. Altria Group, Inc. has established a dividend policy that anticipates a payout ratio of approximately 75% post-spin. PMI is expected to pay a dividend at the initial rate of $0.46 per common share per quarter, or $1.84 per common share on an annualized basis. PMI has established a dividend policy that anticipates a payout ratio of approximately 65% post-spin. Payment of future cash dividends will be at the discretion of the Boards of Directors of the respective companies.

In addition, the Board of Directors approved share repurchase programs as follows:

•	for Altria Group, Inc. a $7.5 billion two-year share repurchase program that is expected to begin in April 2008, after completion of the spin-off; and

•	for PMI, a $13.0 billion two-year share repurchase program that is expected to begin in May 2008.

Tender Offer for Altria Group, Inc. Notes:

In connection with Altria Group, Inc.’s contemplated spin-off of PMI, on January 31, 2008, Altria Group, Inc. and its subsidiary, Altria Finance (Cayman Islands) Ltd., commenced tender offers to purchase for cash $2.6 billion of notes and debentures denominated in U.S. dollars and approximately €1.0 billion in euro-denominated bonds.

While Altria Group, Inc. believes that the proposed spin-off of PMI is not prohibited by the indentures, it believes that it is desirable to eliminate any uncertainty by amending the indentures with the consent of note holders.

In order to finance the tender offer, Altria Group, Inc. arranged a $4.0 billion, 364-day bridge loan agreement with substantially the same terms as its existing credit facilities. Subsequent to the spin-off of PMI, Altria Group, Inc. intends to issue new public debt to refinance debt incurred under the bridge loan agreement. The tender offer and consent solicitation is expected to result in first quarter 2008 charges of approximately $400 million.

Kraft Spin-Off:

On March 30, 2007 (the “Kraft Distribution Date”), Altria Group, Inc. distributed all of its remaining interest in Kraft Foods Inc. (“Kraft”) on a pro-rata basis to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007 (the “Kraft Record Date”) in a tax-free distribution. The distribution ratio was 0.692024 of a share of Kraft for each share of Altria Group, Inc. common stock outstanding. Altria Group, Inc. stockholders received cash in lieu of fractional shares of Kraft. Following the distribution, Altria Group, Inc. does not own any shares of Kraft. During the second quarter of 2007, Altria Group, Inc. adjusted its quarterly dividend to $0.69 per share, so that its stockholders who retained their Altria Group, Inc. and Kraft shares would receive, in the aggregate, the same dividend dollars as before the distribution. In August 2007, Altria Group, Inc. increased its quarterly dividend to $0.75 per share.

Holders of Altria Group, Inc. stock options were treated similarly to public stockholders and accordingly, had their stock awards split into two instruments. Holders of Altria Group, Inc. stock options received the following stock options, which, immediately after the spin-off, had an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. options:

•

a new Kraft option to acquire the number of shares of Kraft Class A common stock equal to the product of (a) the number of Altria Group, Inc. options held by such person on the Kraft Distribution Date and (b) the distribution ratio of 0.692024; and

•	an adjusted Altria Group, Inc. option for the same number of shares of Altria Group, Inc. common stock with a reduced exercise price.

The new Kraft option has an exercise price equal to the Kraft market price at the time of the distribution ($31.66) multiplied by the Option Conversion Ratio, which represents the exercise price of the original Altria Group, Inc. option divided by the Altria Group, Inc. market price immediately before the distribution ($87.81). The reduced exercise price of the adjusted Altria Group, Inc. option was determined by multiplying the Altria Group, Inc. market price immediately following the distribution ($65.90) by the Option Conversion Ratio.

Holders of Altria Group, Inc. restricted stock or deferred stock awarded prior to January 31, 2007, retained their existing award and received restricted stock or deferred stock of Kraft Class A common stock. The amount of Kraft restricted stock or deferred stock awarded to such holders was calculated using the same formula set forth above with respect to new Kraft options. All of the restricted stock and deferred stock will vest at the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria Group, Inc. deferred stock awarded on January 31, 2007, did not receive restricted stock or deferred stock of Kraft. Rather, they received additional deferred shares of Altria Group, Inc. to preserve the intrinsic value of the original award.

To the extent that employees of the remaining Altria Group, Inc. received Kraft stock options, Altria Group, Inc. reimbursed Kraft in cash for the Black-Scholes fair value of the stock options received. To the extent that Kraft employees held Altria Group, Inc. stock options, Kraft reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that holders of Altria Group, Inc. deferred stock received Kraft deferred stock, Altria Group, Inc. paid to Kraft the fair value of the Kraft deferred stock less the value of projected forfeitures. Based upon the number of Altria Group, Inc. stock awards outstanding at the Kraft Distribution Date, the net amount of these reimbursements resulted in a payment of $179 million from Kraft to Altria Group, Inc. in April 2007. The reimbursement from Kraft is reflected as an increase to the additional paid-in capital of Altria Group, Inc. on the December 31, 2007 consolidated balance sheet.

Kraft was previously included in the Altria Group, Inc. consolidated federal income tax return, and federal income tax contingencies were recorded as liabilities on the balance sheet of ALG. As part of the intercompany account settlement discussed below, ALG reimbursed Kraft in cash for these liabilities, which as of March 30, 2007, were approximately $305 million, plus pre-tax interest of $63 million ($41 million after taxes). ALG also reimbursed Kraft in cash for the federal income tax consequences of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) (approximately $70 million plus pre-tax interest of $14 million, $9 million after taxes). See Note 14. Income Taxes to Altria Group, Inc.’s consolidated financial statements (“Note 14”), which is incorporated herein by reference to the 2007 annual report, for a discussion of the FIN 48 adoption and the Tax Sharing Agreement between Altria Group, Inc. and Kraft.

A subsidiary of ALG previously provided Kraft with certain services at cost plus a 5% management fee. After the Kraft Distribution Date, Kraft undertook these activities, and any remaining limited services provided to Kraft ceased during 2007. All intercompany accounts were settled in cash within 30 days of the Kraft Distribution Date. The settlement of the intercompany accounts (including the amounts discussed above related to stock awards and tax contingencies) resulted in a net payment from Kraft to ALG of $85 million in April 2007.

The distribution resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $27.4 billion on the Kraft Distribution Date.

Other:

PM USA is the largest cigarette company in the United States. PMI is a holding company whose subsidiaries and affiliates and their licensees are engaged primarily in the manufacture and sale of tobacco products (mainly cigarettes) internationally. Marlboro, the principal cigarette brand of these companies, has been the world’s largest-selling cigarette brand since 1972. John Middleton, Inc., which was acquired by Altria Group, Inc. in December 2007, is a leading manufacturer of machine-made large cigars. Black & Mild, the principal cigar brand of John Middleton, Inc., is the second largest selling machine-made large cigar in the United States.

In June 2007, Altria Group, Inc. announced plans by its tobacco subsidiaries to optimize worldwide cigarette production by moving U.S.-based cigarette production for non-U.S. markets to PMI facilities in

Europe. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. PMI expects to shift all of its PM USA-sourced production, which approximates 57 billion cigarettes, to PMI facilities in Europe by October 2008, and PM USA will close its Cabarrus manufacturing facility by the end of 2010.

As a result of this program, from 2007 through 2011, PM USA expects to incur total pre-tax charges of approximately $670 million, comprised of accelerated depreciation of $143 million, employee separation costs of $353 million and other charges of $174 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Approximately $440 million, or 66% of the total pre-tax charges, will result in cash expenditures. PM USA recorded total pre-tax charges of $371 million in 2007 related to this program. These charges were comprised of pre-tax asset impairment and exit costs of $344 million, and $27 million of pre-tax implementation costs associated with the program. The pre-tax implementation costs primarily related to accelerated depreciation and were included in cost of sales in the consolidated statement of earnings for the year ended December 31, 2007. Pre-tax charges of approximately $140 million are expected during 2008 for the program. The program is expected to generate pre-tax cost savings beginning in 2008, with total estimated annual cost savings of approximately $335 million by 2011, of which $179 million will be realized by PMI (by 2009) and $156 million will be realized by PM USA (by 2011).

During 2007, 2006 and 2005, PMI announced plans for the streamlining of various administrative functions and operations. These plans resulted in the announced closure or partial closure of 9 production facilities through December 31, 2007, the largest of which was the closure of a factory in Munich, Germany announced in 2006. As a result of these announcements, PMI recorded pre-tax charges of $195 million, $126 million and $90 million for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 pre-tax charges primarily related to severance costs. The 2006 pre-tax charges included $57 million of costs related to PMI’s Munich factory closure. The 2005 pre-tax charges primarily related to the write-off of obsolete equipment, severance benefits and impairment charges associated with the closure of a factory in the Czech Republic, and the streamlining of various operations. Pre-tax charges, primarily related to severance, of approximately $65 million related to these previously announced plans are expected during 2008. Cash payments related to exit costs at PMI were $124 million, $44 million and $40 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $170 million. The streamlining of these various functions and operations is expected to result in the elimination of approximately 3,400 positions. As of December 31, 2007, approximately 2,400 of these positions have been eliminated.

In 2007, 2006 and 2005, general corporate pre-tax charges were $111 million, $42 million and $49 million, respectively. These charges were primarily related to investment banking and legal fees in 2007 associated with the Kraft and PMI spin-offs, as well as streamlining of various corporate functions in each year.

In November 2007, Altria Group, Inc. announced that it had signed an agreement to sell its headquarters building in New York City for approximately $525 million and will record a pre-tax gain of approximately $400 million upon closing the transaction. Under the terms of the agreement, Altria Group, Inc. plans to close the sale no later than April 1, 2008.

Source of Funds—Dividends

Because ALG is a holding company, its principal sources of funds are from the payment of dividends and repayment of debt from its subsidiaries. In 2007, ALG received $6.6 billion in cash dividends from PMI. PMI maintains separate revolving credit facilities to finance normal working capital and other needs. The PMI facilities have an earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest ratio covenant. PMI has met, and expects to continue to meet, its covenant. Except for the previously discussed covenant, ALG’s principal wholly-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b) Financial Information About Segments

Beginning with the second quarter of 2007, Altria Group, Inc. revised its reportable segments to reflect PMI’s operations by geographic region. Altria Group, Inc.’s reportable segments are U.S. tobacco; European Union; Eastern Europe, Middle East and Africa; Asia; Latin America; and Financial Services. Accordingly, prior year segment results have been restated. Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years are set forth in Note 15. Segment Reporting to Altria Group, Inc.’s consolidated financial statements (“Note 15”), which is incorporated herein by reference to the 2007 Annual Report.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2007	2006	2005
U.S. tobacco	32.6%	35.8%	36.8%
European Union	30.1	26.1	31.6
Eastern Europe, Middle East and Africa	17.5	15.4	13.2
Asia	13.0	13.9	14.4
Latin America	3.8	7.5	3.7
Financial services	3.0	1.3	0.3

	100.0%	100.0%	100.0%

*	Altria Group, Inc.’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. The accounting policies of the segments are the same as those described in Note 2 to Altria Group, Inc.’s consolidated financial statements and are incorporated herein by reference to the 2007 Annual Report.

Changes in the relative percentages above reflect the following:

•

In 2005 and 2006, U.S. tobacco results reflect lower wholesale promotional allowance rates. In 2007, U.S. tobacco results primarily reflect lower volume and higher pre-tax charges for asset impairment, exit and implementation costs, partially offset by lower wholesale promotional allowance rates and lower marketing, administration and research costs.

•

In 2006, European Union results primarily reflect lower volume/mix, price decreases, an Italian antitrust charge ($61 million) and higher pre-tax charges for asset impairment and exit costs, partially offset by lower marketing, administration and research costs. In 2007, European Union results primarily reflect favorable currency, price increases and lower marketing, administration and research costs, partially offset by lower volume/mix.

•

In 2006, Eastern Europe, Middle East and Africa results primarily reflect price increases and higher volume/mix, partially offset by higher marketing, administration and research costs. In 2007, Eastern Europe, Middle East and Africa results primarily reflect price increases, higher volume/mix and favorable currency, partially offset by higher marketing, administration and research costs.

•

In 2006, Asia results primarily reflect the impact of acquisitions and price increases, partially offset by unfavorable currency, lower volume/mix and higher marketing, administration and research costs. In 2007, Asia results primarily reflect lower volume/mix, higher marketing, administration and research costs, and unfavorable currency, partially offset by price increases and lower costs, and lower fixed manufacturing costs.

•	In Latin America, the 2006 results include the pre-tax gain of $488 million related to the exchange of PMI’s interest in a beer business for a cigarette business in the Dominican Republic.

•

In 2006 and 2005, financial services results include charges taken for finance lease exposure to the United States airline industry of $103 million and $200 million, respectively. In 2007, financial services results include cash recoveries of $214 million on aircraft leases previously charged to earnings.

(c) Narrative Description of Business

Tobacco Products

PM USA manufactures, markets and sells cigarettes and other tobacco products in the United States and its territories, and contract manufactures cigarettes for PMI. Subsidiaries and affiliates of PMI and their licensees manufacture, market and sell tobacco products outside the United States.

In June 2007, Altria Group, Inc. announced plans by its tobacco subsidiaries to optimize worldwide cigarette production by moving U.S.-based cigarette production for non-U.S. markets to PMI facilities in Europe. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. PMI expects to shift all of its PM USA-sourced production, which approximates 57 billion cigarettes, to PMI facilities in Europe by October 2008 and PM USA will close its Cabarrus manufacturing facility by the end of 2010.

Acquisitions

John Middleton, Inc.:

On December 11, 2007, in conjunction with PM USA’s adjacency strategy, Altria Group, Inc. acquired 100% of John Middleton, Inc., a leading manufacturer of machine-made large cigars, for $2.9 billion in cash. The acquisition was financed with existing cash. John Middleton, Inc.’s balance sheet has been consolidated with Altria Group, Inc.’s as of December 31, 2007. Earnings from December 12, 2007 to December 31, 2007, the amounts of which were insignificant, have been included in Altria Group, Inc.’s consolidated operating results.

Assets purchased consist primarily of non-amortizable intangible assets related to acquired brands of $2.6 billion, amortizable intangible assets of $0.1 billion, goodwill of $0.1 billion and other assets of $0.1 billion, partially offset by accrued liabilities assumed in the acquisition. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized in 2008.

PMI—Mexico:

In November 2007, PMI acquired an additional 30% stake in its Mexican tobacco business from Grupo Carso, S.A.B. de C.V. (“Grupo Carso”), which increased PMI’s ownership interest to 80%, for $1.1 billion. After this transaction was completed, Grupo Carso retained a 20% stake in the business.

PMI also entered into an agreement with Grupo Carso which provides the basis for PMI to potentially acquire, or for Grupo Carso to potentially sell to PMI, Grupo Carso’s remaining 20% in the future. This agreement will be valued as part of the allocation of purchase price.

Assets purchased consist primarily of goodwill of $1.2 billion, inventories of $168 million, property, plant and equipment of $157 million and other intangible assets (primarily brands) of $32 million. Liabilities assumed in the acquisition consist principally of accrued liabilities. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized in 2008.

PMI—Holdings in the Dominican Republic:

In November 2006, a subsidiary of PMI exchanged its 47.5% interest in E. León Jimenes, C. por. A. (“ELJ”), which included a 40% indirect interest in ELJ’s beer subsidiary, Cerveceria Nacional Dominicana, C. por. A., for 100% ownership of ELJ’s cigarette subsidiary, Industria de Tabaco León Jimenes, S.A. (“ITLJ”) and $427 million of cash, which was contributed to ITLJ prior to the transaction. As a result of the transaction, PMI now owns 100% of the cigarette business and no longer holds an interest in ELJ’s beer business. The exchange of PMI’s interest in ELJ’s beer subsidiary resulted in a pre-tax gain on sale of $488 million, which increased Altria Group, Inc.’s 2006 net earnings by $0.15 per diluted share. The operating results of ELJ’s cigarette subsidiary for the year ended December 31, 2007 and from November 2006 to December 31, 2006, the amounts of which were not material, were included in Altria Group, Inc.’s operating results in the respective years.

Sampoerna:

In March 2005, a subsidiary of PMI acquired 40% of the outstanding shares of PT HM Sampoerna Tbk (“Sampoerna”), an Indonesian tobacco company. In May 2005, PMI purchased an additional 58%, for a total of 98%. The total cost of the transaction was approximately $4.8 billion, including Sampoerna’s cash of approximately $0.3 billion and debt of the U.S. dollar equivalent of approximately $0.2 billion. The purchase price was primarily financed through PMI’s credit facilities further discussed in Note 9. Short-Term Borrowings and Borrowing Arrangements to Altria Group, Inc.’s consolidated financial statements (“Note 9”), which is incorporated herein by reference to the 2007 Annual Report.

The acquisition of Sampoerna allowed PMI to enter the profitable kretek cigarette category in Indonesia. Sampoerna’s financial position and results of operations have been fully consolidated with PMI as of June 1, 2005. From March 2005 to May 2005, PMI recorded equity earnings in Sampoerna. During the years ended December 31, 2007, 2006 and 2005, Sampoerna contributed $593 million, $608 million and $315 million, respectively, of operating income and $268 million, $249 million and $128 million, respectively, of net earnings.

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

In the fourth quarter of 2006, PMI purchased from British American Tobacco the Muratti and Ambassador trademarks in certain markets, as well as the rights to L&M and Chesterfield in Hong Kong, in exchange for the rights to Benson & Hedges in certain African markets and a payment of $115 million.

During 2005, PMI acquired a 98% stake in Coltabaco, the largest tobacco company in Colombia, for approximately $300 million.

The effects of these other acquisitions, in the aggregate, were not material to Altria Group, Inc.’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

U.S. Tobacco Products

PM USA is the largest tobacco company in the United States, with total cigarette shipments in the United States of 175.1 billion units in 2007, a decrease of 4.6% from 2006.

PM USA’s major premium brands are Marlboro, Virginia Slims and Parliament. Its principal discount brand is Basic. All of its brands are marketed to take into account differing preferences of adult smokers. Marlboro is the largest-selling cigarette brand in the United States, with shipments of 144.4 billion units in 2007 (down 3.9% from 2006).

In the premium segment, PM USA’s 2007 shipment volume decreased 4.3% from 2006, and its shipment volume in the discount segment decreased 7.8%. Shipments of premium cigarettes accounted for 92.3% of PM USA’s total 2007 volume, up from 92.1% in 2006.

The following table summarizes PM USA’s cigarette volume performance by brand for the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007	2006	2005
	(in billion units)
Marlboro	144.4	150.3	150.5
Parliament	6.0	6.0	5.8
Virginia Slims	7.0	7.5	7.9
Basic	13.2	14.5	15.2

Focus on Four Brands	170.6	178.3	179.4
Other	4.5	5.1	6.1

Total PM USA	175.1	183.4	185.5

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. This panel was not designed to capture sales through other channels, including Internet and direct mail:

	For Years Ended December 31,
	2007	2006	2005
Marlboro	41.0%	40.5%	40.0%
Parliament	1.9	1.8	1.7
Virginia Slims	2.2	2.3	2.3
Basic	4.1	4.2	4.3

Focus on Four Brands	49.2	48.8	48.3
Other	1.4	1.5	1.7

Total PM USA	50.6%	50.3%	50.0%

PM USA anticipates that U.S. industry volume will decline by approximately 2.5% to 3.0% annually over the next few years. PM USA cannot predict the relative sizes of the premium and discount segments or its shipment or retail market share. PM USA believes that its results may be materially adversely affected by the items discussed in Item 1A. Risk Factors.

John Middleton, Inc., which was acquired by Altria Group, Inc. in December 2007, is a leading manufacturer of machine-made large cigars. Black & Mild, the principal cigar brand of John Middleton, Inc., is the second largest selling machine-made large cigar in the United States. John Middleton, Inc.’s balance sheet has been consolidated with Altria Group, Inc.’s as of December 31, 2007. Earnings from December 12, 2007 to December 31, 2007, the amounts of which were insignificant, have been included in Altria Group, Inc.’s consolidated operating results.

International Tobacco Products

PMI’s total cigarette shipments increased 2.2% in 2007 to 850.0 billion units. PMI estimates that its share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States) was approximately 15.6%, 15.4% and 15.1% in 2007, 2006 and 2005, respectively. PMI estimates that international cigarette market shipments were approximately 5.5 trillion units in 2007, a 0.7% increase over 2006. PMI’s leading brands—Marlboro, L&M, Philip Morris, Bond Street, Chesterfield, Parliament, Lark, Merit and Virginia Slims—collectively accounted for approximately 10.9%, 11.0% and 11.0% of the international cigarette market in 2007, 2006 and 2005, respectively. Shipments of PMI’s principal brand, Marlboro, decreased 1.5% in 2007, and represented approximately 9.2%, 9.2%, and 9.3% of the international cigarette market, excluding the People’s Republic of China (“PRC”) in 2007, 2006 and 2005, respectively.

PMI has a cigarette market share of at least 15%, and in a number of instances substantially more than 15%, in more than 90 markets, including Argentina, Australia, Austria, Belgium, Colombia, the Czech Republic, Finland, France, Germany, Greece, Hungary, Indonesia, Italy, Japan, Kazakhstan, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Singapore, Spain, Sweden, Switzerland, Turkey and Ukraine.

Distribution, Competition and Raw Materials

PM USA sells its tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services. John Middleton, Inc. sells its tobacco products principally to wholesalers (including distributors) and the armed services. Subsidiaries and affiliates of PMI and their licensees sell their tobacco products worldwide to distributors, wholesalers, retailers, state-owned enterprises and other customers.

The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, taste, price, marketing and packaging constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price promotions and other discounts, including coupons, product promotions and allowances for new products. The tobacco products of ALG’s subsidiaries, affiliates and their licensees are advertised and promoted through various media, although television and radio advertising of cigarettes is prohibited in the United States and is prohibited or restricted in most other countries. In addition, as discussed below in Item 3. Legal Proceedings, PM USA and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

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

Tobacco production in the United States has been subject to government controls, including the production control programs administered by the United States Department of Agriculture (the “USDA”). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry funded buy-out of tobacco growers and quota-holders. The cost of the buy-out to the industry is estimated at approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of all tobacco products. The cost is being allocated based on the relative market shares of manufacturers and importers of all tobacco products. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”). See Item 3. Legal Proceedings, Health Care Cost Recovery Litigation—National Grower Settlement Trust for a discussion of the NTGST. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. In 2005, PM USA recorded a $138 million expense for its share of the loss. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2008 and beyond.

John Middleton, Inc. purchases burley and flue-cured tobaccos of various grades and styles through leaf dealers located in the United States. John Middleton, Inc. does not participate in the PM USA Tobacco Farmers Partnering Program.

PMI also purchases burley and flue-cured leaf tobaccos of various grades and styles primarily from independent tobacco dealers and directly from tobacco growers. PMI also contracts directly with farmers in several countries, including the United States, Argentina, Mexico, Indonesia, Ecuador, the Dominican Republic, Poland, Colombia and Portugal. Tobacco production outside the United States is subject to a variety of controls and external factors, which may include tobacco subsidies and tobacco production control programs. All of those controls and programs may substantially affect market prices for tobacco.

PM USA, PMI and John Middleton, Inc. believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Tobacco Business Environment” on pages 27 to 33 of the 2007 Annual Report and made a part hereof.

Financial Services

PMCC holds investments in finance leases, principally in transportation (including aircraft), power generation and manufacturing equipment and facilities. Total assets of PMCC were $6.1 billion at December 31, 2007, down from $6.8 billion at December 31, 2006, reflecting a decrease in finance assets, net, due to asset sales. In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. PMCC’s finance asset portfolio includes leases in the following investment categories: electric power, aircraft, rail and surface transport, manufacturing and real estate industries. Finance assets, net, are primarily leveraged leases, which are comprised of total lease payments receivable ($19.4 billion) and the residual value of assets under lease ($1.5 billion), reduced by third-party nonrecourse debt ($12.8 billion) and unearned income ($2.3 billion). The payment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC or Altria Group, Inc. As required by accounting standards generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s consolidated balance sheets.

During 2007, 2006 and 2005, PMCC received proceeds from asset sales, maturities and bankruptcy recoveries of $569 million, $357 million and $476 million, respectively, and recorded gains of $326 million, $132 million and $72 million, respectively, in operating companies income.

Included in the proceeds for 2007 were partial recoveries of amounts previously charged to earnings in the allowance for losses related to PMCC’s airline exposure. The operating companies income associated with these recoveries, which is included in the gains shown above, was $214 million for the year ended December 31, 2007.

PMCC leases one 750 megawatt (“MW”) natural gas-fired power plant (located in Pasadena, Texas) to an indirect subsidiary of Calpine Corporation (“Calpine”). Calpine, which has guaranteed the lease, is currently operating under bankruptcy protection. The subsidiary was not included as part of the bankruptcy filing of Calpine. PMCC does not record income on leases when the lessee or its guarantor is in bankruptcy. At December 31, 2007, PMCC’s finance asset balance for this lessee was $60 million. Based on PMCC’s assessment of the prospect for recovery on the Pasadena plant, a portion of the outstanding finance asset balance has been provided for in the allowance for losses. In July 2007, PMCC’s interest in two 265 MW natural gas-fired power plants (located in Tiverton, Rhode Island, and Rumford, Maine), which were part of the bankruptcy filing, were foreclosed upon. These leases were rejected and written off during 2006.

None of PMCC’s aircraft lessees are operating under bankruptcy protection at December 31, 2007. One of PMCC’s aircraft lessees, Northwest Airlines, Inc. (“Northwest”), exited bankruptcy on May 31, 2007 and assumed PMCC’s leveraged leases for three Airbus A-320 aircraft. PMCC’s leases for 19 aircraft with Delta Air Lines, Inc. (“Delta”) were sold in early 2007.

The activity in the allowance for losses on finance assets for the years ended December 31, 2007, 2006, 2005 was as follows (in millions):

	2007	2006	2005
Balance at beginning of year	$480	$596	$497
Amounts (recovered)/charged to earnings	(129)	103	200
Amounts written-off	(147)	(219)	(101)

Balance at end of year	$204	$480	$596

The net impact to the allowance for losses in 2007, 2006 and 2005 related primarily to various airline leases. Amounts recovered of $129 million in 2007 related to partial recoveries of amounts previously charged to earnings in the allowance for losses in prior years. In addition, PMCC recovered $85 million related to amounts previously charged to earnings and written-off in the allowance for losses in prior years. In total, these recoveries resulted in additional operating companies income of $214 million for the year ended December 31, 2007. As a result of the $200 million charge in 2005, PMCC’s fixed charges coverage ratio did not meet its 1.25:1 requirement under a support agreement with ALG. Accordingly, as required by the support agreement, a support payment of $150 million was made by ALG to PMCC in September 2005. It is possible that additional adverse developments may require PMCC to increase its allowance for losses. Acceleration of taxes on the foreclosures of leveraged leases written-off amounted to approximately $50 million and $80 million in 2007 and 2006, respectively. There were no foreclosures in 2005.

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

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Financial Services” on pages 37 to 38 of the 2007 Annual Report and made a part hereof.

Other Matters

Customers

None of the business segments of the Altria family of companies is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on Altria Group, Inc.’s consolidated results of operations.

Employees

At December 31, 2007, ALG and its subsidiaries employed approximately 84,000 people worldwide. During 2007, 2006 and 2005 PMI announced plans for the streamlining of various administrative functions and operations. The streamlining of these various functions and operations are expected to result in the elimination of approximately 3,400 positions. As of December 31, 2007, approximately 2,400 of these positions have been eliminated.

Research and Development

The research and development expense for the years ended December 31, 2007, 2006 and 2005 are set forth in Note 17. Additional Information to Altria Group, Inc.’s financial statements, which is incorporated herein by reference to the 2007 Annual Report.

Trademarks

Trademarks are of material importance to ALG’s consumer products subsidiaries and are protected by registration or otherwise in the United States and most other markets where the related products are sold.

Environmental Regulation

ALG and its subsidiaries are subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States; the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. In 2007, subsidiaries (or former subsidiaries) of ALG were involved in one matter subjecting them to potential remediation costs under Superfund or other laws and regulations. ALG’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

(d) Financial Information About Geographic Areas

The amounts of net revenues and long-lived assets attributable to each of Altria Group, Inc.’s geographic segments and the amount of export sales from the United States for each of the last three fiscal years are set forth in Note 15.

Subsidiaries of ALG export tobacco and tobacco-related products. In 2007, net revenues from all exports from the United States by these subsidiaries amounted to approximately $2.6 billion.

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

It is possible that the consolidated results of operations, cash flows or financial position of PM USA, PMI or Altria Group, Inc. could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes the litigation environment has substantially improved. ALG and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has a number of valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts against it. All such cases are, and will continue to be, vigorously defended. However, ALG and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of ALG’s stockholders to do so. Please see Note 19 of our consolidated financial statements, Item 3. Legal Proceedings, and Exhibit 99.1, for a discussion of pending tobacco-related litigation.

Corporate Restructuring. On January 30, 2008, the Board of Directors of ALG authorized the spin-off of PMI to ALG shareholders. The distribution will be made on March 28, 2008 to ALG shareholders of record as of 5:00 p.m. Eastern Time on March 19, 2008. It is possible that an action may be brought seeking to enjoin the spin-off. Any such injunction would have to be based on a finding that Altria is insolvent or would be insolvent after giving effect to the spin-off or intends to delay, hinder or defraud creditors. In the event the spin-off is challenged, ALG will defend such action vigorously, including by prosecuting any necessary appeals. Although litigation is subject to uncertainty, management believes that Altria should ultimately prevail against such action.

Tobacco Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of smoking, restricting marketing and advertising, imposing regulations on warnings and disclosure of ingredients and flavors and seeking to hold us responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels. Significant regulatory developments will take place over the next few years in most of PMI’s markets, driven principally by the World Health Organization’s Framework Convention for Tobacco Control, or FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. In addition, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and appeal of tobacco products to adult smokers.

Regulatory initiatives affecting our tobacco subsidiaries that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors and generic packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

•	requirements regarding testing, disclosure and use of tobacco product ingredients and flavors;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	implementation of measures that ensure that descriptive terms do not create the false impression that one brand of cigarettes is safer than another;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

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

Excise Taxes. Tobacco products are subject to substantial excise taxes in the United States and to substantial taxation abroad. Significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States, the Member States of the European Union (the “EU”) and in other foreign jurisdictions. For example, legislation was passed by the United States Congress in 2007 that would increase the federal excise tax on cigarettes by $0.61 a pack. The President vetoed this legislation. It is not possible to predict whether such legislation will be reintroduced and become law. In addition, in certain jurisdictions, PMI’s products are subject to tax structures that discriminate against premium priced products and manufactured cigarettes and to inconsistent rulings and interpretations on complex methodologies to determine excise and other tax burdens.

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

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

International Competition. PMI competes primarily on the basis of product quality, taste, brand recognition, brand loyalty, service, marketing, advertising and price. PMI is subject to highly competitive conditions in all aspects of its business. The competitive environment and PMI’s competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low priced products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and products regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, government-owned tobacco monopolies, principally in the PRC, Egypt, Thailand, Taiwan and Algeria. Industry consolidation and privatizations of governmental monopolies have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives and some international competitors are less susceptible to changes in currency exchange rates.

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

Governmental Investigations. From time to time, ALG and its tobacco subsidiaries are subject to governmental investigations on a range of matters. Ongoing investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain international markets and false or misleading usage of descriptors such as “Lights” and “Ultra Lights.” We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our tobacco subsidiaries’ businesses could be materially affected by an unfavorable outcome of pending or future investigations.

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

Adjacency Strategy. ALG, PM USA and PMI have adjacency growth strategies involving moves and potential moves into complementary tobacco or tobacco-related products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful.

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

Acquisitions. One element of PMI’s growth strategy is to strengthen its brand portfolio and/or expand its geographic reach through active programs of selective acquisitions. ALG and PM USA from time to time consider acquisitions as part of their adjacency strategy, as evidenced by ALG’s 2007 acquisition of John Middleton, Inc. Acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.

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

PM USA owns and operates six tobacco manufacturing and processing facilities – five in the Richmond, Virginia area and one in Cabarrus County, North Carolina. In addition, PM USA owns and operates a research and technology center in Richmond, Virginia. In June 2007, Altria Group, Inc. announced plans by its tobacco subsidiaries to optimize worldwide cigarette production by moving U.S.-based cigarette production for non-U.S. markets to PMI facilities in Europe. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. PMI expects to shift all of its PM USA-sourced production, which approximates 57 billion cigarettes, to PMI facilities in Europe by October 2008 and PM USA will close its Cabarrus manufacturing facility by the end of 2010.

Subsidiaries and affiliates of PMI own and operate 59 cigarette or component manufacturing facilities in 32 countries outside the United States. In addition, subsidiaries and affiliates of PMI operate two leased manufacturing facilities, one in Korea and one in Mexico, and maintained 20 contractual manufacturing relationships with third parties. In 2007, 16 of the PMI facilities each manufactured over 10 billion cigarettes and an additional 8 facilities each produced over 30 billion units. PMI’s largest factories are in Bergen-op-Zoom (Holland); Izhora-St. Petersburg (Russia), Berlin (Germany), Izmir (Turkey), Krakow (Poland), Kharkiv (Ukraine), Tanauan (Philippines), Krasnodar (Russia), Albarraque (Portugal) and Neuchatel (Switzerland). PMI is currently in the process of integrating the four Lakson Tobacco factories in Pakistan, and constructing new factories in Greece and Indonesia. All of PMI’s factories are in excellent working order with the exception of Karachi (Pakistan), which was recently damaged by fire, but is expected to be operational again later this year.

John Middleton, Inc. owns and operates two manufacturing facilities – one in King of Prussia, Pennsylvania and one in Limerick, Pennsylvania.

The plants and properties, owned or leased, operated by ALG’s subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

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

Overview of Tobacco-Related Litigation

Types and Number of Cases

Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, (iv) class action suits alleging that the uses of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and (v) other tobacco-related litigation described below. Damages claimed in some of the tobacco-related litigation are significant, and in certain cases, range into the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Plaintiffs’ theories of recovery and the defenses raised in pending smoking and health, health care cost recovery and Lights/Ultra Lights cases are discussed below.

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, ALG or PMI, as of February 15, 2008, December 31, 2006 and December 31, 2005, and a page-reference to further discussions of each type of case.

Type of Case	Number of Cases Pending as of February 15, 2008	Number of Cases Pending as of December 31, 2006	Number of Cases Pending as of December 31, 2005	Page References
Individual Smoking and Health Cases(1)	111	196	228	34
Smoking and Health Class Actions and Aggregated Claims Litigation(2)	10	10	9	34-35
Health Care Cost Recovery Actions	2	5	4	35-41
Lights/Ultra Lights Class Actions	17	20	24	41-43
Tobacco Price Cases	2	2	2	43
Cigarette Contraband Cases	0	0	1	43-44

(1)	Does not include 2,622 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA. Additionally, does not include approximately 1,540 individual smoking and health cases brought by or on behalf of approximately 8,016 plaintiffs in Florida following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

(2)

Includes as one case the aggregated claims of 728 individuals (of which 414 individuals have claims against PM USA) that are proposed to be tried in a single proceeding in West Virginia. John Middleton, Inc. was named as a defendant in this action but it, along with other non-cigarette manufacturers have been severed from this case. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages. In November 2007, the West Virginia Supreme Court of Appeals denied defendants’ renewed motion for review of the trial plan. In December 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court which was denied on February 25, 2008. In February 2008, the court granted Defendants’ motion to stay the case pending the United States Supreme Court’s decision in Good v. Altria Group, Inc. et al., discussed below.

There are also a number of other tobacco-related actions pending outside the United States against PMI and its affiliates and subsidiaries, including an estimated 133 individual smoking and health cases as of February 15, 2008 (Argentina (57), Australia (2), Brazil (51), Chile (12), Costa Rica (1), Greece (1), Italy (4), the Philippines (1), Poland (3) and Scotland (1)), compared with approximately 137 such cases on December 31, 2006, and approximately 137 such cases on December 31, 2005. In addition, in Italy, 2,021 cases are pending in the Italian equivalent of small claims court where damages are limited to €2,000 per case, and three cases are pending in Finland against an indemnitee of a subsidiary of PMI.

In addition, as of February 15, 2008, there were three smoking and health putative class actions pending outside the United States against PMI or its affiliates in Brazil (2) and Israel compared with two such cases on December 31, 2006, and three such cases on December 31, 2005. The case in Israel was dismissed on appeal in January 2008, but plaintiff may seek reconsideration of the dismissal on appeal. Eight health care cost recovery actions are pending in Nigeria (5), Israel (1), Canada (1) and Spain (1), against PMI or its affiliates, and two Lights/Ultra Lights class actions are pending in Israel. PM USA is also a named defendant in the smoking and health putative class action in Israel, a “Lights” class action in Israel and health care cost recovery actions in Israel and Canada.

Also, as of February 15, 2008, there were nine “public civil actions” pending outside the United States against PMI or its affiliates in Argentina (1), Brazil (3), Colombia (4), and Turkey (1) compared with three such actions on December 31, 2006, and one such action on December 31, 2005. Public civil actions are claims filed either by an individual, or a public or private entity, seeking to protect a variety of collective or individual rights. Plaintiffs in these cases seek various forms of relief including injunctive relief such as banning cigarettes, descriptors, smoking in certain places and advertising, as well as implementing communication campaigns and reimbursement of medical expenses incurred by public or private institutions.

Pending and Upcoming Trials

As of February 15, 2008, 11 individual smoking and health cases against PM USA are scheduled for trial through the end of 2008. Cases against other tobacco companies are also scheduled for trial through the end of 2008. Trial dates are subject to change.

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

Of the 17 cases in which verdicts were returned in favor of plaintiffs, eight have reached final resolution. A verdict against defendants in one health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported Lights class action in Illinois has been reversed and the case has been dismissed with prejudice. After exhausting all appeals, PM USA has paid judgments totaling $73,544,957, and interest totaling $35,053,101.

The chart below lists the verdicts and post-trial developments in the nine pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2007	California/ Whiteley	Individual Smoking and Health	Approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case, as well as $250,000 in punitive damages against the other defendant in the case.	In July 2007, the trial court granted plaintiff’s motion for a limited re-trial against PM USA on the question of whether plaintiffs are entitled to punitive damages against PM USA, and if so, the amount. On October 31, 2007, the jury found that plaintiffs are not entitled to punitive damages against PM USA. In November, the trial court entered final judgment and PM USA filed a motion for a new trial and for judgment notwithstanding the verdict. The trial court rejected these motions on January 24, 2008. Defendants intend to appeal.

August 2006	District of Columbia/ United States of America	Health Care Cost Recovery	Finding that defendants, including ALG and PM USA, violated the civil provisions of the Racketeer Influenced and Corrupt Organizations Act (RICO). No monetary damages assessed,	Defendants filed notices of appeal to the United States Court of Appeals in September 2006, and the Department of Justice filed its notice of appeal in October 2006. In October 2006, a three-judge panel of the

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
			but court made specific findings and issued injunctions. See Federal Government’s Lawsuit below.	Court of Appeals stayed implementation of the trial court’s remedies order pending its review of the decision. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order. Briefing of the parties’ consolidated appeal is scheduled to conclude in May 2008. See Federal Government’s Lawsuit below.

March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	PM USA’s appeal is pending.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	In June 2004, the state trial court entered judgment in the amount of the verdict of $590 million, plus prejudgment interest accruing from the date the suit commenced. As of February 15, 2007, the amount of prejudgment interest was approximately $444 million. PM USA’s share of the verdict and prejudgment interest has not been allocated. Defendants, including PM USA, appealed. In February 2007, the Louisiana Court of Appeal upheld the

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
class certification and finding of liability, but reduced the judgment by approximately $312 million and vacated the award of prejudgment interest. The Court of Appeal also remanded the case to the trial court with instructions to further reduce the remaining $279 million judgment to eliminate amounts awarded to any individual who began smoking after the Louisiana Product Liability Act became effective on September 1, 1988. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. Plaintiffs’ and defendants’ petitions for writ of certiorari with the Louisiana Supreme Court were denied in January 2008. Following this denial, PM USA recorded a provision of $26 million in connection with the case. See Scott Class Action below.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. On January 30, 2008, the California Court of

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. See discussion (1) below.

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
of the mandate pending the completion of appellate review was denied by the Third District Court of Appeal. In May 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court. On October 1, 2007, the United States Supreme Court denied defendants’ petition. In November 2007, the United States Supreme Court denied defendants’ petition for rehearing from the denial of their petition for certiorari. See Engle Class Action below. On February 8, 2008, PM USA paid a total of $2,964,685, which represents its share of compensatory damages and interest, to the two individual plaintiffs identified in the Florida Supreme Court’s order. As of the January 11, 2008 deadline for bringing an action, approximately 1,540 individual smoking and health cases have been brought by or on behalf of approximately 8,016 plaintiffs in Florida following the Florida Supreme Court’s decertification decision. It is possible that some of these cases are duplicates and additional cases have been filed but not yet

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
recorded on the courts’ dockets. On February 14, 2008, the trial court decertified the class and formally vacated the punitive damages award pursuant to the Florida Supreme Court’s mandate.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion (2) below.

(1)	Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court is deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. Parties to the appeal in Bullock requested that the court establish a briefing schedule on the merits of the pending appeal. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. On January 30, 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages.

(2)

Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $25 million in interest charges related to this case. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. On January 31, 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damage award and reinstated the jury’s award of $79.5 million in punitive damages. PM USA intends to seek further review by the United States Supreme Court.

In addition to the cases discussed above, in October 2003, a three-judge appellate panel in Brazil reversed a lower court’s dismissal of an individual smoking and health case and ordered PMI’s Brazilian affiliate to pay plaintiff approximately $433,000 and other unspecified damages. PMI’s Brazilian affiliate appealed. In December 2004, the three-judge panel’s decision was vacated by an en banc panel of the appellate court, which upheld the trial court’s dismissal of the case. The case is currently on appeal to the Brazilian Superior Court.

With respect to certain adverse verdicts currently on appeal, as of February 15, 2008, PM USA has posted various forms of security totaling approximately $193 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA posted a bond in the amount of $100 million and appealed.

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into a separate interest-bearing escrow account that, regardless of the outcome of the judicial review, will be paid to the court and the court will determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In July 2001, PM USA also placed $1.2 billion into an interest-bearing escrow account, which was returned to PM USA in December 2007. In addition, the $100 million bond related to the case has been discharged. The $1.2 billion escrow account and the deposit of $100 million related to the bonding requirement were included in the December 31, 2006 consolidated balance sheet as other assets. Interest income on the $1.2 billion escrow account, prior to its return to PM USA, was paid to PM USA quarterly and was being recorded as earned in interest and other debt expense, net, in the consolidated statements of earnings. In connection with the stipulation, PM USA recorded a $500 million pre-tax charge in its consolidated statement of earnings for the quarter ended March 31, 2001. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review.

In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, and that members of the decertified class could file individual actions against defendants within one year of issuance of the mandate. The court further declared the following Phase I findings are entitled to “res judicata” effect in such individual actions brought within one year of the issuance of the mandate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants’ cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that all defendants agreed to misrepresent information regarding the health effects or addictive nature of cigarettes with the intention of causing the public to rely on this information to their detriment; (vi) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vii) that all defendants sold or supplied cigarettes that were defective; and (viii) that all defendants were negligent. The court also reinstated compensatory damage awards totaling approximately $6.9 million to two individual plaintiffs and found that a third plaintiff’s claim was barred by the statute of limitations. On February 8, 2008, PM USA paid a total of $2,964,685, which represents its shares of compensatory damages and interest to the two individual plaintiffs identified in the Florida Supreme Court’s order.

In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including the ruling (described above) that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asked, among other things, that legal errors that were raised but not expressly ruled upon in the Third District Court of Appeal or in the Florida Supreme Court now be addressed. Plaintiffs also filed a motion for rehearing in August 2006 seeking clarification of the applicability of the statute of limitations to non-members of the decertified class. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it revised the set of Phase I findings entitled to res judicata effect by excluding finding (v) listed above (relating to agreement to misrepresent information), and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations of fact made by defendants. On January 11, 2007, the Florida Supreme Court issued the mandate from its revised opinion. Defendants then filed a motion with the Florida Third District Court of Appeal requesting that the court address legal errors that were previously raised by defendants but have not yet been addressed either by the Third District or by the Florida Supreme Court. In February 2007, the Third District Court of Appeal denied defendants’ motion. In May 2007, defendants’ motion for a partial stay of the mandate pending the completion of appellate review was denied by the Third District Court of Appeal. In May 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court. On October 1, 2007, the United States Supreme Court denied defendants’ petition. In November 2007, the United States Supreme Court denied defendants’ petition for rehearing from the denial of their petition for writ of certiorari.

By the January 11, 2008 deadline required by the Florida Supreme Court’s decision, approximately 1,540 cases had been served upon PM USA or ALG asserting individual claims on or on behalf of approximately 8,016 plaintiffs. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. On February 14, 2008, the trial court decertified the class and formally vacated the punitive damage award pursuant to the Florida Supreme Court’s mandate.

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

In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. As of February 15, 2007, the amount of prejudgment interest was approximately $444 million. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA, appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”), fixing the amount of security in civil cases involving a signatory to the MSA (as defined below). Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.

In February 2007, the Louisiana Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages that comprised the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ petitions for writ of certiorari. Following the Louisiana Supreme Court’s denial of defendants’ petition for writ of certiorari, PM USA recorded a provision of $26 million in connection with the case.

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

In addition to the cases brought in the United States, three smoking and health class actions have been brought against tobacco industry participants, including certain PMI subsidiaries in Brazil (2) and Israel (1). In one class action in Brazil, a consumer organization is seeking damages for smokers and former smokers, and injunctive relief. The trial court found in favor of the plaintiff in February 2004. The court awarded R$1,000 (currently approximately U.S. $560) per smoker per full year of smoking for moral damages plus interest at the rate of 1% per month, as of the date of the ruling. Actual damages are to be assessed in a second phase of the case. The size of the class is currently unknown. Defendants appealed the decision to the Sao Paulo Court of Appeals and the case, including the judgment, is currently stayed pending appeal. In addition, the defendants filed a constitutional appeal to the Federal Supreme Court on the basis that the consumer association does not have standing to bring the lawsuit. Both appeals are pending.

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). The trial in the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 50 Missouri hospitals, in which PM USA and ALG are defendants, is scheduled to begin in January 2010.

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare As Secondary Payer statute to recover from defendants Medicare expenditures allegedly incurred for the treatment of smoking-related diseases. Cases brought in New York (Mason), Florida (Glover) and Massachusetts (United Seniors Association) have been dismissed by federal courts, and plaintiffs’ appealed in United Seniors Association. In August 2007, the United States Court of Appeals for the First Circuit affirmed the district court’s dismissal in United Seniors Association. In November 2007, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court, which was denied on January 22, 2008.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, PMI and certain PMI subsidiaries in Israel (1), the Marshall Islands (1 dismissed), Canada (1), France (1 dismissed), Spain (1) and Nigeria (5) and other entities have stated that they are considering filing such actions. In September 2005, in the case in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case which had previously been dismissed by the trial court was permitted to proceed. PM USA, PMI and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. Several other provinces in Canada have enacted similar legislation or are in the process of enacting similar legislation.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of $9.4 billion each year (excluding future annual payments, if any, under the National Tobacco Grower Settlement Trust discussed below), subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

Possible Adjustments in MSA Payments for 2003, 2004 and 2005

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA, Original Participating Manufacturers (“OPMs”), are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA participating manufacturers to the states and territories that are parties to the MSA for the years 2003, 2004 and 2005. The proceedings are based on the collective loss of market share for 2003, 2004 and 2005, respectively, by all manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

In these proceedings, an independent economic consulting firm jointly selected by the MSA parties is required to determine whether the disadvantages of the MSA were a “significant factor” contributing to the collective loss of market share for the year in question. If the firm determines that the disadvantages of the MSA were such a “significant factor,” each state may avoid a downward adjustment to its share of the participating manufacturers’ annual payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Any potential downward adjustment would then be reallocated to those states that do not establish such diligent enforcement. PM USA believes that the MSA’s arbitration clause requires a state to submit its claim to have diligently enforced a qualifying escrow statute to binding arbitration before a panel of three former federal judges in the manner provided for in the MSA. A number of states have taken the position that this claim should be decided in state court on a state-by-state basis.

In March of 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. In February 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. In February 2008, the same economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2005. Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that have not filed declaratory judgment actions. Courts in over 45 states have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration and only one state court ruling to the contrary currently stands, and it remains subject to appeal. Many of these rulings, including the one ruling against arbitration, remain subject to appeal or further review. Additionally, Ohio filed a declaratory judgment action in state court with respect to the 2004 diligent enforcement issue. The action has been stayed pending the decision about the 2003 payments.

The availability and the precise amount of any NPM Adjustment for 2003, 2004 and 2005 will not be finally determined until late 2008 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA’s share would likely be applied as a credit against a future MSA payment.

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

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out, which is estimated at approximately $9.5 billion, is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments offset already scheduled payments to the NTGST. However, two of the grower states, Maryland and Pennsylvania, have filed claims in the North Carolina state courts, asserting that the companies which established the NTGST (including PM USA) must continue making payments under the NTGST through 2010 for the benefit of Maryland and Pennsylvania growers (such continuing payments would represent slightly more than one percent of the originally scheduled payments that would have been due to the NTGST for the years 2005 through 2010) notwithstanding the offsets resulting from the FETRA payments. The North Carolina trial court has held in favor of Maryland and Pennsylvania, and the companies (including PM USA) have appealed. In addition to the approximately $9.5 billion cost of the buy-out, FETRA also obligated manufacturers and importers of tobacco products to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. The quota buy-out did not have a material adverse impact on ALG’s consolidated results in 2007. ALG does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2008 and beyond.

Other MSA-Related Litigation

In June 2004, a putative class of California smokers filed a complaint against PM USA and the MSA’s other OPMs seeking damages from the OPMs for post-MSA price increases and an injunction against their continued compliance with the MSA’s terms. The complaint alleges that the MSA and related legislation protect the OPMs from competition in a manner that violates federal and state antitrust and consumer protection laws. The complaint also names the California Attorney General as a defendant and seeks to enjoin him from enforcing California’s Escrow Statute. In March 2005, the United States District Court for the Northern District of California granted defendants’ motion to dismiss the case. In September 2007, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal. On January 25, 2008, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court.

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

In June 2005, the government filed with the trial court its proposed final judgment seeking remedies of approximately $14 billion, including $10 billion over a five-year period to fund a national smoking cessation program and $4 billion over a ten-year period to fund a public education and counter-marketing campaign. Further, the government’s proposed remedy would have required defendants to pay additional monies to these programs if targeted reductions in the smoking rate of those under 21 are not achieved according to a prescribed timetable. The government’s proposed remedies also included a series of measures and restrictions applicable to cigarette business operations — including, but not limited to, restrictions on advertising and marketing, potential measures with respect to certain price promotional activities and research and development, disclosure requirements for certain confidential data and implementation of a monitoring system with potential broad powers over cigarette operations.

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

In September 2006, defendants filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. In September 2006, the trial court denied defendants’ motion to stay the judgment pending defendants’ appeals, and defendants then filed an emergency motion with the Court of Appeals to stay enforcement of the judgment pending their appeals. In October 2006, the government filed a notice of appeal to the Court of Appeals in which it appeals the denial of certain remedies, including the disgorgement of profits and the cessation remedies it had sought. In October 2006, a three-judge panel of the United States Court of Appeals granted defendants’ motion and stayed the trial court’s judgment pending its review of the decision. Certain defendants, including PM USA and ALG, filed a motion to clarify the trial court’s August 2006 Final Judgment and Remedial Order. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order. As noted above, the trial court’s judgment and remedial order remain stayed pending the appeal to the Court of Appeals. In May 2007, the United States Court of Appeals for the District of Columbia scheduled briefing of the parties’ consolidated appeal to begin in August 2007 and conclude in May 2008.

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

To date, 11 courts in 12 cases have refused to certify class actions, reversed prior class certification decisions or have entered judgment in favor of PM USA. Trial courts in Arizona, Kansas, New Mexico, Oregon, Washington and New Jersey have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in two cases, the United States Court of Appeals for the Fifth Circuit has dismissed a purported Lights class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the Federal Cigarette Labeling and Advertising Act, a federal trial court in Maine has dismissed a purported class action on federal preemption grounds (Good), plaintiffs voluntarily dismissed an action in a federal trial court in Michigan after the court dismissed claims asserted under the Michigan Unfair Trade and Consumer Protection Act, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case. The United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment in the Good case on federal preemption grounds and remanded the case to district court. The district court stayed proceedings pending the ruling of the United States Supreme Court on defendants’ petition for a writ of certiorari, which the court granted on January 18, 2008. The case has been stayed pending the United States Supreme Court’s decision. An intermediate appellate court in Oregon and the Supreme Court in Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. Plaintiffs in the Oregon case failed to appeal by the deadline for doing so and the trial court subsequently entered judgment against plaintiffs on the ground of express preemption under the Federal Cigarette Labeling and Advertising Act. In November, plaintiffs in that case (Pearson) filed a notice of appeal of the trial court’s decisions with the Oregon

Court of Appeals. In February 2008, the parties filed a joint motion to hold the appeal in abeyance pending the United States Supreme Court’s decision in Good. Plaintiffs in the case in Washington voluntarily dismissed the case with prejudice. Plaintiffs in the New Mexico case renewed their motion for class certification, but the case has been stayed pending the United States Supreme Court’s decision in Good. Plaintiffs in the Florida case (Hines) petitioned the Florida Supreme Court for further review, and on January 14, 2008, the Florida Supreme Court denied this petition.

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Craft) and New York (Schwab). PM USA has appealed or otherwise challenged these class certification orders, and the appeal in Schwab is pending. In addition, the United States Supreme Court has reversed the trial and appellate courts’ rulings denying plaintiffs’ motion to remand the case to state trial court in a purported Lights class action brought in Arkansas (Watson). Developments in these cases include:

•

Watson: In June 2007, the United States Supreme Court reversed the lower court rulings that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case has been remanded to the state trial court in Arkansas. In December 2007, the court rejected the parties’ proposed stipulation to stay the case pending the United States Supreme Court’s decision on defendants’ petition for writ of certiorari in Good, which was granted on January 18, 2008. A motion to reconsider this denial is pending.

•

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In April 2006, plaintiffs filed a motion to redefine the class to include all persons who after November 25, 1994 purchased packs or cartons of Marlboro Lights cigarettes in Massachusetts that displayed the legend “Lower Tar & Nicotine” (the original class definition did not include a reference to lower tar and nicotine). In August 2006, the trial court denied PM USA’s motion for summary judgment based on the state consumer protection statutory exemption and federal preemption. On motion of the parties, the trial court has subsequently reported its decision to deny summary judgment to the appeals court for review and the trial court proceedings are stayed pending completion of the appellate review. Motions for direct appellate review with the Massachusetts Supreme Judicial Court were granted in April 2007 and oral arguments were heard in January 2008. On January 31, 2008, the court invited the parties to address whether the case should be stayed pending the resolution of the United States Supreme Court’s decision in Good. In February 2008, the parties jointly agreed to stay the case pending the resolution of the United States Supreme Court’s decision in Good.

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a Lights case to federal court based on the federal officer jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiffs’ motion to remand the case to state court. The case was stayed pending the outcome of Dahl v. R. J. Reynolds Tobacco Co., which was argued before the United States Court of Appeals for the Eighth Circuit in December 2006. In February 2007, the United States Court of Appeals for the Eighth Circuit issued its ruling in Dahl, and reversed the federal district court’s denial of plaintiffs’ motion to remand that case to the state trial court. On October 17, 2007, the district court remanded the Curtis case to state court. In December 2007, the Minnesota Court of Appeals reversed the trial court’s determination in Dahl that plaintiffs’ claims in that case were subject to express preemption and defendant in that case has petitioned the Minnesota Supreme Court for review. The case has been stayed pending the United States Supreme Court’s decision in Good.

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

In addition to these cases, in December 2005, in the Miner case which was pending at that time in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in the Watson case discussed above. In July 2007, the case was remanded to a state trial court in Arkansas. In August 2007, plaintiffs renewed their motion for class certification. In October 2007, the court denied PM USA’s motion to dismiss on procedural grounds and the court entered a case management order. The case is currently stayed pending the outcome of the United States Supreme Court’s decision in Good. In addition, plaintiffs’ motion for class certification is pending in a case in Tennessee.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of December 31, 2007, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA and PMI, conspired to fix cigarette prices in violation of antitrust laws. ALG and PMI are defendants in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. Plaintiffs in the New Mexico case have appealed. The case in Kansas has been stayed pending the Kansas Supreme Court’s decision on defendants’ petition regarding certain discovery rulings by the trial court.

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

Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits (Brown and Daniels) were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases (Daniels), and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. In August 2007, the California Supreme Court affirmed the dismissal of the Daniels class action on federal preemption grounds. In December 2007, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court.

In September 2004, the trial court in the Brown case granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law, which, in two July 2006 opinions, the California Supreme Court ruled applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class in Brown. In November 2006, the California Supreme Court accepted review of the appellate court’s decision.

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

ALG and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed elsewhere in this Item 3, Legal Proceedings, at the present time, while it is reasonably possible that an unfavorable outcome in a case may occur: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.

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

Third-Party Guarantees

At December 31, 2007, Altria Group, Inc.’s third-party guarantees, which are primarily related to excise taxes and divestiture activities, were $72 million, of which $67 million have no specified expiration dates. The remainder expire through 2011, with none expiring during 2008. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. Altria Group, Inc. has a liability of $22 million on its consolidated balance sheet at December 31, 2007, relating to these guarantees. For the remainder of these guarantees there is no liability on the consolidated balance sheet at December 31, 2007 as the fair value of these guarantees is insignificant, due to the fact that the probability of future payments under these guarantees is remote. In the ordinary course of business, certain subsidiaries of ALG have agreed to indemnify a limited number of third parties in the event of future litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ALG’s share repurchase activity for each of the three months ended December 31, 2007, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2007 –October 31, 2007	—	$—	—	—

November 1, 2007 – November 30, 2007	—	$—	—	—

December 1, 2007 – December 31, 2007	2,116	$75.99	—	—

For the Quarter Ended December 31, 2007	2,116	$75.99

(1)	The shares repurchased during the periods presented above represent shares tendered to ALG by employees who vested in restricted stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

The principal stock exchange, on which Altria Group, Inc.’s common stock (par value $0.33 1/3 per share) is listed, is the New York Stock Exchange. At January 31, 2008, there were approximately 100,000 holders of record of Altria Group, Inc.’s common stock.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on pages 89 to 90 of the 2007 Annual Report and made a part hereof.

Item 6. Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2003-2007 appearing under the caption “Selected Financial Data” on page 47 of the 2007 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) on pages 18 to 46 of the 2007 Annual Report and made a part hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned “Market Risk” and “Value at Risk” on pages 42 to 43 of the 2007 Annual Report and made a part hereof.

Item 8. Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2007 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on pages 89 to 90 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

See Exhibit 13 for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm incorporated herein by reference.

Item 9B. Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to ALG’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 28, 2008 that will be filed with the SEC on or about April 24, 2008 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 29, 2008:

Name	Office	Age
André Calantzopoulos	President and Chief Executive Officer of Philip Morris International Inc.	51
Louis C. Camilleri	Chairman of the Board and Chief Executive Officer	53
Dinyar S. Devitre	Senior Vice President and Chief Financial Officer	60
Amy J. Engel	Vice President and Treasurer	51
David I. Greenberg	Senior Vice President and Chief Compliance Officer	53
G. Penn Holsenbeck	Vice President, Associate General Counsel and Corporate Secretary	61
Steven C. Parrish	Senior Vice President, Corporate Affairs	57
Walter V. Smith	Vice President, Taxes	64
Michael E. Szymanczyk	Chairman and Chief Executive Officer of Philip Morris USA Inc.	59
Joseph A. Tiesi	Vice President and Controller	49
Charles R. Wall	Senior Vice President and General Counsel	62

All of the above-mentioned officers have been employed by Altria Group, Inc. in various capacities during the past five years.

Codes of Conduct and Corporate Governance

Altria Group, Inc. has adopted the Altria Code of Conduct for Compliance and Integrity, which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Conduct applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Altria Group, Inc. has also adopted a code of business conduct and ethics that applies to the members of its Board of Directors. These documents are available free of charge on ALG’s website at www.altria.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017.

In addition, Altria Group, Inc. has adopted corporate governance guidelines and charters for its Audit, Compensation and Nominating and Corporate Governance Committees and the other committees of the board of directors. All of these documents are available free of charge on ALG’s website at www.altria.com, are included in Altria Group, Inc.’s definitive proxy statement, and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Altria Group, Inc., 120 Park Avenue, New York, NY 10017. Any waiver granted by Altria Group, Inc. to its principal executive officer, principal financial officer or controller under the code of ethics, or certain amendments to the code of ethics, will be disclosed on the Altria Group, Inc.’s website at www.altria.com.

On May 18, 2007, Altria Group, Inc. filed its Annual CEO Certification as required by Section 303A.12 of the New York Stock Exchange Listed Company Manual.

The information on Altria Group, Inc.’s website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings made with the SEC.

On January 30, 2008, Altria Group, Inc. announced that its Board of Directors voted to authorize the spin-off of 100% of the shares of PMI to Altria Group, Inc.’s shareholders. Altria Group, Inc. also announced the composition of the Board of Directors for each company.

Altria Group, Inc.’s Board of Directors after the spin-off will include four continuing members from the current Board of Directors: Elizabeth E. Bailey, Robert E.R. Huntley, Thomas W. Jones, and George Muñoz. They will be joined by four new directors: Thomas F. Farrell II, Chairman, President and Chief Executive Officer of Dominion Resources, Inc.; Gerald L. Baliles, Director of the Miller Center of Public Affairs at the University of Virginia and former Governor of Virginia; Dinyar S. Devitre, who will step down as Chief Financial Officer of Altria Group, Inc. following the spin-off; and Michael E. Szymanczyk, who will serve as Chairman of the Board and Chief Executive Officer.

PMI’s Board of Directors following the spin-off will include five members who will step down from the current Altria Group, Inc. Board of Directors: Harold Brown, Mathis Cabiallavetta, J. Dudley Fishburn, Lucio A. Noto and Stephen M. Wolf. Sergio Marchionne, Chief Executive Officer of Fiat S.p.A., and Carlos Slim Helú will join the PMI Board of Directors at the time of the PMI spin-off. Graham Mackay, Chief Executive Officer of SABMiller, has agreed to join the PMI Board of Directors later in 2008. Louis C. Camilleri will serve as Chairman of the Board and Chief Executive Officer of PMI following his resignation from those posts at Altria Group, Inc.

John S. Reed has elected to retire from the Altria Group, Inc. Board of Directors.

After the spin-off, André Calantzopoulos will become Chief Operating Officer of PMI, and David Beran will become Altria Group, Inc.’s Chief Financial Officer.

Item 11. Executive Compensation.

Refer to “Compensation Committee Matters” and “Compensation of Directors” sections of the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under ALG’s equity compensation plans at December 31, 2007, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Restricted Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	33,184,428	$32.71	44,306,756

Refer to “Ownership of Equity Securities” section of the proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14. Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	2007 Annual Report Page
Data incorporated by reference to Altria Group, Inc.’s 2007 Annual Report:
Consolidated Balance Sheets at December 31, 2007 and 2006	-	48-49
Consolidated Statements of Earnings for the years ended December 31, 2007, 2006 and 2005	-	50
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	-	51
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	-	52-53
Notes to Consolidated Financial Statements	-	54-91
Report of Independent Registered Public Accounting Firm	-	92
Report of Management on Internal Control Over Financial Reporting		93

Data submitted herewith:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1	-
Financial Statement Schedule — Valuation and Qualifying Accounts	S-2	-

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—	Distribution Agreement by and between Altria Group, Inc. and Kraft Foods Inc. dated as of January 31, 2007.(19)

3.1	—	Articles of Amendment to the Restated Articles of Incorporation of ALG and Restated Articles of Incorporation of ALG.(22)

3.2	—	By-Laws, as amended, of ALG.(23)

4.1	—	Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank, Trustee.(1)

4.2	—	First Supplemental Indenture dated as of February 1, 1991, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank), Trustee.(2)

4.3	—	Second Supplemental Indenture dated as of January 21, 1992, to Indenture dated as of August 1, 1990, between ALG and JPMorgan Chase Bank (formerly known as Chemical Bank), Trustee.(3)

4.4	—	Indenture dated as of December 2, 1996, between ALG and JPMorgan Chase Bank, Trustee.(4)

4.5	—	5-Year Revolving Credit Agreement dated as of April 15, 2005 among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A. as Administrative Agents, Credit Suisse First Boston, Cayman Islands Branch and Deutsche Bank Securities Inc. as Syndication Agents and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC as Arrangers and Documentation Agents.(29)

4.6	—	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	—	Financial Counseling Program.(5)

10.2	—	Benefit Equalization Plan, as amended.(6)

10.3	—	Form of Employee Grantor Trust Enrollment Agreement.(7)

10.4	—	Form of Supplemental Employee Grantor Trust Enrollment Agreement.(32)

10.5	—	Automobile Policy.(5)

10.6	—	Supplemental Management Employees’ Retirement Plan of ALG, as amended.(5)

10.7	—	1992 Incentive Compensation and Stock Option Plan.(5)

10.8	—	Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996.(7)

10.9	—	Form of Executive Master Trust between ALG, JPMorgan Chase Bank and Handy Associates.(8)

10.10	—	1997 Performance Incentive Plan.(10)

10.11	—	Long-Term Disability Benefit Equalization Plan, as amended.(5)

10.12	—	Survivor Income Benefit Equalization Plan, as amended.(5)

10.13	—	2000 Performance Incentive Plan.(17)

10.14	—	2000 Stock Compensation Plan for Non-Employee Directors, as amended.(22)

10.15	—	2005 Performance Incentive Plan.(27)

10.16	—	2005 Stock Compensation Plan for Non-Employee Directors.(27)

10.17	—	Comprehensive Settlement Agreement and Release dated October 17, 1997, related to settlement of Mississippi health care cost recovery action.(5)

10.18	—	Settlement Agreement dated August 25, 1997, related to settlement of Florida health care cost recovery action.(11)

10.19	—	Comprehensive Settlement Agreement and Release dated January 16, 1998, related to settlement of Texas health care cost recovery action.(12)

10.20	—	Settlement Agreement and Stipulation for Entry of Judgment, dated May 8, 1998, regarding the claims of the State of Minnesota.(13)

10.21	—	Settlement Agreement and Release, dated May 8, 1998, regarding the claims of Blue Cross and Blue Shield of Minnesota.(13)

10.22	—	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the Mississippi health care cost recovery action.(14)

10.23	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action.(14)

10.24	—	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action.(15)

10.25	—	Master Settlement Agreement relating to state health care cost recovery and other claims.(16)

10.26	—	Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters.(18)

10.27	—	Agreement among ALG, PM USA and Michael E. Szymanczyk.(20)

10.28	—	Stock Purchase Agreement, dated October 31, 2007, by and among Altria Group, Inc., Bradford Holdings Inc. and John Middleton, Inc.(33)

10.29	—	Anti-Contraband and Anti-Counterfeit Agreement and General Release dated July 9, 2004 and Appendixes.(25)

10.30	—	Credit Agreement relating to a US$3,000,000,000 5-Year Revolving Credit Facility (including a US$900,000,000 swingline option) and a US$1,000,000,000 3-Year Revolving Credit Facility (including a US$300,000,000 swingline option) and a EUR 1,500,000,000 364-Day Term Loan Facility dated as of December 4, 2007 among Philip Morris International Inc. and the Initial Lenders named therein and J.P. Morgan Europe Limited as Facility Agent and Swingline Agent and J.P. Morgan PLC, Citigroup Global Markets Limited, Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc. as Mandated Lead Arrangers and Bookrunners.(26)

10.31	—	Agreement with Louis C. Camilleri.

10.32	—	364-Day Revolving Credit Agreement dated as of March 29, 2007 among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A. as Administrative Agents, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. as Syndication Agents and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Loan Finance LLC as Arrangers and Documentation Agents.(24)

10.33	—	Credit Agreement relating to a EUR 2,000,000,000 5-Year Revolving Credit Facility (including a EUR 1,000,000,000 swingline option) and a EUR 2,500,000,000 3-Year Term Loan Facility dated as of 12 May 2005 among Philip Morris International Inc. and the Initial Lenders named therein and Citibank International plc as Facility Agent and Swingline Agent, Citigroup Global Markets Limited, Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank Securities Inc. and J.P. Morgan plc as Mandated Lead Arrangers and Bookrunners and ABN AMRO Bank N.V., HSBC Bank plc and Société Genéralé as Mandated Lead Arrangers.(28)

10.34	—	Form of Deferred Stock Agreement.(32)

10.35	—	Employee Matters Agreement by and between Altria Group, Inc. and Kraft Foods Inc. dated as of March 30, 2007.(30)

10.36	—	Form of Indemnity Agreement.(31)

10.37	—	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A).(35)

10.38	—	Description of Participation by Dinyar S. Devitre in the International Management Benefit Program Retirement Plan.(35)

10.39	—	Designation of Participant Under the Supplemental Management Employees’ Retirement Plan (Dinyar S. Devitre), dated May 18, 2004.(35)

10.40	—	Tax Sharing Agreement by and between Altria Group, Inc. and Kraft Foods Inc. dated as of March 30, 2007.(30)

10.41	—	Transition Services Agreement by and between Altria Corporate Services, Inc. and Kraft Foods Inc. dated as of March 30, 2007.(30)

10.42	—	Employment Agreement with André Calantzopoulos.

10.43	—	Pension Fund of Philip Morris in Switzerland (IC).

10.44	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland.

12	—	Statements re: computation of ratios.

13	—	Pages 17 to 93 of the 2007 Annual Report, but only to the extent set forth in Items 1, 3, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2007 Annual Report is not to be deemed “filed” as part of this Report.

21	—	Subsidiaries of ALG.

23	—	Consent of independent registered public accounting firm.

24	—	Powers of attorney.

31.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Certain Litigation Matters and Recent Developments.

99.2	—	Trial Schedule.

(1)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-36450) dated August 22, 1990 (File No. 1-08940).

(2)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-39059) dated February 21, 1991 (File No. 1-08940).

(3)	Incorporated by reference to ALG’s Registration Statement on Form S-3 (No. 33-45210) dated January 22, 1992 (File No. 1-08940).

(4)	Incorporated by reference to ALG’s Registration Statement on Form S-3/A (No. 333-35143) dated January 29, 1998 (File No. 1-08940).

(5)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

(6)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-08940).

(7)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).

(8)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-08940).

(9)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-08940).

(10)	Incorporated by reference to ALG’s proxy statement dated March 10, 1997 (File No. 1-08940).

(11)	Incorporated by reference to ALG’s Current Report on Form 8-K dated September 3, 1997 (File No. 1-08940).

(12)	Incorporated by reference to ALG’s Current Report on Form 8-K dated January 28, 1998 (File No. 1-08940).

(13)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

(14)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

(15)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-08940).

(16)	Incorporated by reference to ALG’s Current Report on Form 8-K dated November 25, 1998, as amended by Form 8-K/A dated December 24, 1998 (File No. 1-08940).

(17)	Incorporated by reference to ALG’s proxy statement dated March 10, 2000 (File No. 1-08940).

(18)	Incorporated by reference to ALG’s Current Report on Form 8-K dated May 8, 2001 (File No. 1-08940).

(19)	Incorporated by reference to ALG’s Current Report on Form 8-K dated January 31, 2007.

(20)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-08940).

(21)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 1-08940).

(22)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).

(23)	Incorporated by reference to ALG’s Current Report on Form 8-K dated July 3, 2007.

(24)	Incorporated by reference to ALG’s Current Report on Form 8-K dated April 3, 2007.

(25)	Incorporated by reference to ALG’s Current Report on Form 8-K dated July 9, 2004 (portions of which have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (File No. 1-08940).

(26)	Incorporated by reference to ALG’s Current Report on Form 8-K dated December 7, 2007.

(27)	Incorporated by reference to ALG’s proxy statement dated March 14, 2005 (File No. 1-08940).

(28)	Incorporated by reference to ALG’s Current Report on Form 8-K dated May 18, 2005.

(29)	Incorporated by reference to ALG’s Current Report on Form 8-K dated April 20, 2005.

(30)	Incorporated by reference to ALG’s Current Report on Form 8-K dated March 30, 2007.

(31)	Incorporated by reference to ALG’s Current Report on Form 8-K dated October 25, 2006.

(32)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2005.

(33)	Incorporated by reference to ALG’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

(34)	Incorporated by reference to ALG’s Current Report on Form 8-K dated February 2, 2007.

(35)	Incorporated by reference to ALG’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/s/ LOUIS C. CAMILLERI
(Louis C. Camilleri Chairman of the Board and Chief Executive Officer)

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ LOUIS C. CAMILLERI (Louis C. Camilleri)	Director, Chairman of the Board and Chief Executive Officer	February 28, 2008

/s/ DINYAR S. DEVITRE (Dinyar S. Devitre)	Senior Vice President and Chief Financial Officer	February 28, 2008

/s/ JOSEPH A. TIESI (Joseph A. Tiesi)	Vice President and Controller	February 28, 2008

* ELIZABETH E. BAILEY, HAROLD BROWN, MATHIS CABIALLAVETTA, J. DUDLEY FISHBURN, ROBERT E. R. HUNTLEY, THOMAS W. JONES, GEORGE MUÑOZ, LUCIO A. NOTO, JOHN S. REED and STEPHEN M. WOLF	Directors

*By:	/s/ LOUIS C. CAMILLERI (Louis C. Camilleri Attorney-in-fact)	February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

ALTRIA GROUP, INC.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated January 28, 2008, except for Notes 19 and 21, which are as of February 4, 2008, appearing in the 2007 Annual Report to Shareholders of Altria Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

January 28, 2008, except for Notes 19 and 21, which are as of February 4, 2008

S-1

ALTRIA GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2007:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$493	$—	$493	$—
Allowance for doubtful accounts	21	5	1	10	17
Allowance for returned goods	1	3	—	2	2

	$22	$501	$1	$505	$19

FINANCIAL SERVICES:
Allowance for losses	$480	$—	$—	$276	$204

2006:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$516	$—	$516	$—
Allowance for doubtful accounts	21	7	—	7	21
Allowance for returned goods	2	1	—	2	1

	$23	$524	$—	$525	$22

FINANCIAL SERVICES:
Allowance for losses	$596	$103	$—	$219	$480

2005:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$529	$—	$529	$—
Allowance for doubtful accounts	21	4	(1)	3	21
Allowance for returned goods	14	(6)	—	6	2

	$35	$527	$(1)	$538	$23

FINANCIAL SERVICES:
Allowance for losses	$497	$200	$—	$101	$596

Notes:

(a)	Primarily related to currency translation and acquisitions.

(b)	Represents charges for which allowances were created.

S-2