Form 10-Q
period 2008-03-31
ALTRIA GROUP, INC.
filed 2008-05-09
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-8940

Altria Group, Inc.

(Exact name of registrant as specified in its charter)

Virginia	13-3260245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6601 West Broad Street, Richmond, Virginia	23230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 274-2200

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑          No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

At April 30, 2008, there were 2,094,332,613 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Consumer products
Cash and cash equivalents	$4,813	$4,842

Receivables (less allowances of $3 in 2008 and 2007)	72	83
Receivable from Philip Morris International Inc.	95

Inventories:
Leaf tobacco	821	861
Other raw materials	179	160
Finished product	277	233

	1,277	1,254

Current assets of discontinued operations		14,767
Other current assets	2,378	1,944

Total current assets	8,635	22,890

Property, plant and equipment, at cost	5,294	5,626
Less accumulated depreciation	3,087	3,204

	2,207	2,422

Goodwill	81	76
Other intangible assets, net	3,044	3,049
Prepaid pension assets	932	912
Investment in SABMiller	4,126	3,960
Long-term assets of discontinued operations		16,969
Other assets	936	870

Total consumer products assets	19,961	51,148

Financial services
Finance assets, net	5,852	6,029
Other assets	34	34

Total financial services assets	5,886	6,063

TOTAL ASSETS	$25,847	$57,211

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
LIABILITIES
Consumer products
Current portion of long-term debt	$1,269	$2,354
Accounts payable	321	868
Accrued liabilities:
Marketing	325	327
Taxes, except income taxes	152	70
Employment costs	97	283
Settlement charges	5,167	3,986
Other	944	849
Income taxes	1,227	184
Dividends payable	1,590	1,588
Current liabilities of discontinued operations		8,273

Total current liabilities	11,092	18,782

Long-term debt	236	1,885
Deferred income taxes	975	968
Accrued pension costs	164	198
Accrued postretirement health care costs	1,872	1,916
Long-term liabilities of discontinued operations		8,065
Other liabilities	1,261	1,240

Total consumer products liabilities	15,600	33,054

Financial services
Long-term debt	500	500
Deferred income taxes	4,758	4,911
Other liabilities	281	192

Total financial services liabilities	5,539	5,603

Total liabilities	21,139	38,657

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	6,449	6,884
Earnings reinvested in the business	21,575	34,426
Accumulated other comprehensive losses	(810)	(237)

	28,149	42,008

Less cost of repurchased stock (697,059,528 shares in 2008 and 698,284,555 shares in 2007)	(23,441)	(23,454)

Total stockholders’ equity	4,708	18,554

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,847	$57,211

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Net revenues	$4,410	$4,288
Cost of sales	1,887	1,788
Excise taxes on products	806	800

Gross profit	1,717	1,700
Marketing, administration and research costs	648	649
Asset impairment and exit costs	258	61
Gain on sale of corporate headquarters building	(404)
Recoveries from airline industry exposure		(129)
Amortization of intangibles	2

Operating income	1,213	1,119
Interest and other debt (income) expense, net	(16)	104
Loss on early extinguishment of debt	393
Equity earnings in SABMiller	(143)	(98)

Earnings from continuing operations before income taxes	979	1,113
Provision for income taxes	365	417

Earnings from continuing operations	614	696
Earnings from discontinued operations, net of income taxes and minority interest	1,840	2,054

Net earnings	$2,454	$2,750

Per share data:

Basic earnings per share:
Continuing operations	$0.29	$0.33
Discontinued operations	0.87	0.98

Net earnings	$1.16	$1.31

Diluted earnings per share:
Continuing operations	$0.29	$0.33
Discontinued operations	0.87	0.97

Net earnings	$1.16	$1.30

Dividends declared	$0.75	$0.86

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2007 and

the Three Months Ended March 31, 2008

(in millions of dollars, except per share data)

(Unaudited)

	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)			Cost of Repurchased Stock	Total Stock- holders’ Equity
				Currency Translation Adjustments	Other	Total
Balances, January 1, 2007	$935	$6,356	$59,879	$(97)	$(3,711)	$(3,808)	$(23,743)	$39,619

Comprehensive earnings:
Net earnings			9,786					9,786
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				736		736		736
Change in net loss and prior service cost					744	744		744
Change in fair value of derivatives accounted for as hedges					(18)	(18)		(18)

Total other comprehensive earnings								1,462

Total comprehensive earnings								11,248

Adoption of FIN 48 and FAS 13-2			711					711
Exercise of stock options and issuance of other stock awards (1)		528					289	817
Cash dividends declared ($3.05 per share)			(6,430)					(6,430)
Spin-off of Kraft Foods Inc.			(29,520)	89	2,020	2,109		(27,411)

Balances, December 31, 2007	935	6,884	34,426	728	(965)	(237)	(23,454)	18,554

Comprehensive earnings:
Net earnings			2,454					2,454
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				248		248		248
Change in net loss and prior service cost					15	15		15
Change in fair value of derivatives accounted for as hedges					(181)	(181)		(181)

Total other comprehensive earnings								82

Total comprehensive earnings								2,536

Exercise of stock options and issuance of other stock awards (2)		(435)					13	(422)
Cash dividends declared ($0.75 per share)			(1,585)					(1,585)
Spin-off of Philip Morris International Inc.			(13,720)	(961)	306	(655)		(14,375)

Balances, March 31, 2008	$935	$6,449	$21,575	$ 15	$(825)	$(810)	$(23,441)	$ 4,708

(1)	Includes $179 million increase to additional paid-in capital for the reimbursement from Kraft as a result of modifications to Altria Group, Inc. stock awards.
(2)	Includes $449 million decrease to additional paid-in capital for the reimbursement to PMI as a result of modifications to Altria Group, Inc. stock awards. See Note 1.

Total comprehensive earnings were $2,905 million for the quarter ended March 31, 2007.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Earnings from continuing operations - Consumer products	$572	$599
- Financial services	42	97
Earnings from discontinued operations, net of income taxes and minority interest	1,840	2,054

Net earnings	2,454	2,750

Impact of earnings from discontinued operations, net of income taxes and minority interest	(1,840)	(2,054)

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	59	63
Deferred income tax (benefit) provision	(305)	917
Equity earnings in SABMiller	(143)	(98)
Asset impairment and exit costs, net of cash paid	231	51
Gain on sale of corporate headquarters building	(404)
Loss on early extinguishment of debt	393
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(140)	28
Inventories	(23)	37
Accounts payable	(110)	(188)
Income taxes	867	(691)
Accrued liabilities and other current assets	(324)	(233)
Accrued settlement charges	1,181	(2,357)
Pension plan contributions	(10)	(12)
Pension provisions and postretirement, net	39	68
Other	19	72
Financial services
Deferred income tax benefit	(153)	(234)
Other	144	205

Net cash provided by (used in) operating activities, continuing operations	1,935	(1,676)
Net cash provided by operating activities, discontinued operations	1,666	1,172

Net cash provided by (used in) operating activities	3,601	(504)

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(45)	$(66)
Proceeds from sale of corporate headquarters building	525
Other	109	52
Financial services
Investments in finance assets		(1)
Proceeds from finance assets	122	199

Net cash provided by investing activities, continuing operations	711	184
Net cash used in investing activities, discontinued operations	(317)	(570)

Net cash provided by (used in) investing activities	394	(386)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net issuance of short-term borrowings		2
Long-term debt repaid	(2,824)	(500)
Dividends paid on Altria Group, Inc. common stock	(1,583)	(1,805)
Issuance of Altria Group, Inc. common stock	35	245
Kraft Foods Inc. dividends paid to Altria Group, Inc.		364
Philip Morris International Inc. dividends paid to Altria Group, Inc.	3,019	530
Tender and consent fees related to the early extinguishment of debt	(371)
Changes in amounts due to/from Philip Morris International Inc.	(699)	526
Other	(252)	(157)

Net cash used in financing activities, continuing operations	(2,675)	(795)
Net cash used in financing activities, discontinued operations	(1,648)	(910)

Net cash used in financing activities	(4,323)	(1,705)

Effect of exchange rate changes on cash and cash equivalents:
Discontinued operations	(126)	15

Cash and cash equivalents, continuing operations:

Decrease	(29)	(2,287)

Balance at beginning of period	4,842	3,105

Balance at end of period	$4,813	$818

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation and PMI Spin-Off

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report to Stockholders and which are incorporated by reference into Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

On March 28, 2008, Altria Group, Inc. distributed all of its interest in Philip Morris International Inc. (“PMI”) to Altria Group, Inc.’s stockholders in a tax-free distribution, as discussed below. Altria Group, Inc. has reflected the results of PMI prior to the distribution as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for all periods presented. The assets and liabilities related to PMI were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2007.

On March 30, 2007, Altria Group, Inc. distributed all of its remaining interest in Kraft Foods Inc. (“Kraft”) on a pro-rata basis to Altria Group, Inc. stockholders in a tax-free distribution. Altria Group, Inc. has reflected the results of Kraft prior to the Kraft distribution date as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows.

The products of Altria Group, Inc.’s subsidiaries include cigarettes and other tobacco products sold in the United States by Philip Morris USA Inc. (“PM USA”), and cigars and pipe tobacco sold by John Middleton Co. (“Middleton”). Beginning with the first quarter of 2008, Altria Group, Inc. revised its reportable segments to reflect the change in the way in which Altria Group, Inc’s management reviews the business as a result of the acquisition of Middleton and the PMI spin-off. Altria Group, Inc.’s revised segments, which are reflected in these financial statements, are Cigarettes and other tobacco products; Cigars; and Financial services. Accordingly, prior period segment results have been revised.

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due primarily to the classification of PMI as a discontinued operation and revised segment information.

PMI Spin-Off:

On March 28, 2008 (the “Distribution Date”), Altria Group, Inc. distributed all of its interest in PMI to Altria Group, Inc. stockholders of record as of the close of business on March 19, 2008 (the “Record Date”), in a tax-free distribution. Altria Group, Inc. distributed one share of PMI common stock for every share of Altria Group, Inc. common stock outstanding as of the Record Date. Following the Distribution Date, Altria Group, Inc. does not own any shares of PMI stock.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Holders of Altria Group, Inc. stock options were treated similarly to public stockholders and, accordingly, had their stock awards split into two instruments. Holders of Altria Group, Inc. stock options received the following stock options, which, immediately after the spin-off, had an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. options:

—	a new PMI option to acquire the same number of shares of PMI common stock as the number of Altria Group, Inc. options held by such person on the Distribution Date; and

—	an adjusted Altria Group, Inc. option for the same number of shares of Altria Group, Inc. common stock with a reduced exercise price.

As set forth in the Employee Matters Agreement, the exercise price of each option was developed to reflect the relative market values of PMI and Altria Group, Inc. shares, by allocating the share price of Altria Group, Inc. common stock before the spin-off ($73.83) to PMI shares ($51.44) and Altria Group, Inc. shares ($22.39) and then multiplying each of these allocated values by the Option Conversion Ratio. The Option Conversion Ratio is equal to the exercise price of the Altria Group, Inc. option, prior to any adjustment for the spin-off, divided by the share price of Altria Group, Inc. common stock before the spin-off ($73.83). As a result, the new PMI option and the adjusted Altria Group, Inc. option have an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. option.

Holders of Altria Group, Inc. restricted stock or deferred stock awarded prior to January 30, 2008, retained their existing awards and received the same number of shares of restricted or deferred stock of PMI. The restricted stock and deferred stock will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria Group, Inc. deferred stock awarded on January 30, 2008, who were employed by Altria Group, Inc. after the Distribution Date, received additional shares of deferred stock of Altria Group, Inc. to preserve the intrinsic value of the award. Recipients of Altria Group, Inc. deferred stock awarded on January 30, 2008, who were employed by PMI after the Distribution Date, received substitute shares of deferred stock of PMI to preserve the intrinsic value of the award.

To the extent that employees of the remaining Altria Group, Inc. received PMI stock options, Altria Group, Inc. reimbursed PMI in cash for the Black-Scholes fair value of the stock options received. To the extent that PMI employees held Altria Group, Inc. stock options, PMI reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria Group, Inc. received PMI deferred stock, Altria Group, Inc. paid to PMI the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that PMI employees held Altria Group, Inc. restricted stock or deferred stock, PMI reimbursed Altria Group, Inc. in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to PMI for the restricted or deferred stock. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria Group, Inc. to PMI ($427 million of which was paid in March 2008). The reimbursement to PMI is reflected as a decrease to the additional paid-in capital of Altria Group, Inc. on the March 31, 2008 condensed consolidated balance sheet.

In connection with the spin-off, PMI paid to Altria Group, Inc. $4.0 billion in special dividends in addition to its normal dividends to Altria Group, Inc. PMI paid $3.1 billion of these special dividends in 2007 and paid the additional $900 million in the first quarter of 2008.

PMI was previously included in the Altria Group, Inc. consolidated federal income tax return, and PMI’s federal income tax contingencies were recorded as liabilities on the balance sheet of Altria Group, Inc. Altria Group, Inc. reimbursed PMI in cash for these liabilities, which were $97 million.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Prior to the spin-off, certain employees of PMI participated in the U.S. benefit plans offered by Altria Group, Inc. After the Distribution Date, the benefits previously provided by Altria Group, Inc. will be provided by PMI. As a result, new plans were established by PMI, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities were transferred to the PMI plans. The transfer of these benefits resulted in Altria Group, Inc. reducing its benefit plan liabilities by $129 million and increasing its prepaid pension assets by $33 million in its condensed consolidated balance sheet, partially offset by the related deferred tax assets ($23 million) and the corresponding Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” adjustment to stockholders’ equity ($27 million). Altria Group, Inc. paid PMI a corresponding amount of $112 million in cash, which is net of the related tax benefit.

A subsidiary of Altria Group, Inc. previously provided PMI with certain corporate services at cost plus a management fee. After the Distribution Date, PMI independently undertook most of these activities. Any remaining limited services provided to PMI by the Altria Group, Inc. subsidiary under the Transition Services Agreement are expected to cease in 2008. The settlement of the intercompany accounts (including the amounts discussed above related to stock awards, tax contingencies and benefit plans) resulted in a net payment from Altria Group, Inc. to PMI of $332 million. In March 2008, Altria Group, Inc. made an estimated payment of $427 million to PMI, thereby resulting in PMI reimbursing $95 million to Altria Group, Inc. in the second quarter of 2008.

The distribution resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $14.4 billion on the Distribution Date.

Dividends and Share Repurchases:

Altria Group, Inc.’s Board of Directors announced its intention to adjust Altria Group, Inc.’s dividend so that Altria Group, Inc. stockholders who retain their PMI shares will initially receive, in the aggregate, the same annual cash dividend rate of $3.00 per common share that existed before the spin-off. Altria Group, Inc. expects to pay a dividend at the initial rate of $0.29 per common share per quarter, or $1.16 per common share on an annualized basis. Altria Group, Inc. has established a dividend policy that anticipates a payout ratio of approximately 75% post-spin. Payment of cash dividends is at the discretion of the Board of Directors.

In addition, Altria Group, Inc. began repurchasing shares in April 2008 under a $7.5 billion two-year share repurchase program previously approved by the Board of Directors.

Tender Offer for Altria Group, Inc. Notes:

In connection with the spin-off of PMI, in the first quarter of 2008, Altria Group, Inc. and its subsidiary, Altria Finance (Cayman Islands) Ltd., completed tender offers to purchase for cash $2.3 billion of notes and debentures denominated in U.S. dollars, and €373 million in euro-denominated bonds, equivalent to $568 million in U.S. dollars.

In order to finance the tender offers, Altria Group, Inc. arranged a $4.0 billion, 364-day bridge loan facility with substantially the same terms as its existing credit facility. The tender offers, however, were paid with existing cash and to date Altria Group, Inc. has not borrowed under this bridge facility. Altria Group, Inc. intends to issue new public debt for general corporate purposes, including its share repurchase program, if market conditions permit.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result of the tender offers and consent solicitations, Altria Group, Inc. recorded a pre-tax loss of $393 million, which included tender and consent fees of $371 million, on the early extinguishment of debt in the first quarter of 2008.

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

		For the Three Months Ended March 31,
		2008	2007
		(in millions)
Separation program	Cigarettes and other tobacco products	$11	$-
Separation program	General corporate	192	17
Kraft spin-off fees	General corporate		44
PMI spin-off fees	General corporate	55

Asset impairment and exit costs		$258	$61

The movement in the asset impairment and exit cost liabilities for Altria Group, Inc. for the three months ended March 31, 2008 was as follows:

	Severance	Other	Total
	(in millions)
Liability balance, January 1, 2008	$279	$3	$282
Charges	139	119	258
Cash spent	(5)	(22)	(27)
Other	3	(12)	(9)

Liability balance, March 31, 2008	$416	$88	$504

Other charges in the table above primarily represent PMI spin-off fees, as well as pension and postretirement termination benefits.

Manufacturing Optimization Program

In June 2007, PMI established plans to move the U.S.-based production of cigarettes from PM USA to PMI facilities. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. PM USA anticipates that its cigarette production for PMI, which approximates 57 billion cigarettes, will cease completely during the fourth quarter of 2008. PM USA expects to close its Cabarrus manufacturing facility by the end of 2010.

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

During the first quarter of 2008, PM USA recorded total pre-tax charges of $26 million related to this program. These charges consisted of pre-tax asset impairment and exit costs of $11 million, and $15 million

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of pre-tax implementation costs associated with the program. The pre-tax implementation costs primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statement of earnings for the three months ended March 31, 2008. Total pre-tax charges incurred since the inception of the program were $397 million. Pre-tax charges of approximately $114 million are expected during the remainder of 2008 for the program. Cash payments related to the program of $11 million were made during the first quarter of 2008, for a total of $22 million since inception.

Corporate Asset Impairment and Exit Costs

During the first quarter of 2008, in connection with the PMI spin-off, Altria Group, Inc. restructured its corporate headquarters and incurred pre-tax charges of $192 million, consisting primarily of employee separation costs. Substantially all of these charges will result in cash expenditures. Cash payments for the program of $4 million were made during the three months ended March 31, 2008.

In addition, during the first quarters of 2008 and 2007, corporate asset impairment and exit costs also included investment banking and legal fees associated with the PMI spin-off in 2008 and the Kraft spin-off in 2007, as well as the streamlining of various corporate functions in the first quarter of 2007.

Note 3. Benefit Plans:

Altria Group, Inc. sponsors noncontributory defined benefit pension plans covering substantially all employees. In addition, Altria Group, Inc. and its subsidiaries provide health care and other benefits to substantially all retired employees.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Three Months Ended March 31,
	2008	2007

	(in millions)
Service cost	$25	$28
Interest cost	77	78
Expected return on plan assets	(105)	(103)
Amortization:
Net loss	17	30
Prior service cost	2	3
Other	36	2

Net periodic pension cost	$52	$38

“Other” pension cost, of $36 million for the three months ended March 31, 2008, primarily reflects termination benefits related to Altria Group, Inc.’s restructuring of its corporate headquarters.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded plans. Employer contributions of $10 million were made to Altria Group, Inc.’s pension plans during the three months ended March 31, 2008. Currently, Altria Group, Inc. anticipates making additional contributions during the remainder of 2008 of approximately $47 million to its pension plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)

Service cost	$10	$12
Interest cost	29	32
Amortization:
Net loss	6	8
Prior service credit	(2)	(2)
Other	8	1

Net postretirement health care costs	$51	$51

“Other” postretirement cost, of $8 million for the three months ended March 31, 2008, primarily reflects termination benefits related to Altria Group, Inc.’s restructuring of its corporate headquarters.

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Cigarettes and other tobacco products	$-	$-	$283	$283
Cigars	81	76	2,761	2,766

Total	$81	$76	$3,044	$3,049

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible assets were as follows (in millions):

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,923		$2,894
Amortizable intangible assets	123	$2	155	$-

Total intangible assets	$3,046	$2	$3,049	$-

Non-amortizable intangible assets substantially consist of trademarks from the December 2007 acquisition of Middleton. Amortizable intangible assets consist primarily of customer relationships. Pre-tax amortization expense for intangible assets for the three months ended March 31, 2008, was $2 million. Annual amortization expense for each of the next five years is estimated to be $10 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

Goodwill relates to the December 2007 acquisition of Middleton. The change in goodwill and gross carrying amount of intangible assets from December 31, 2007 to March 31, 2008, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2007	$76	$3,049
Changes due to:
Purchase price revisions	5	(3)

Balance at March 31, 2008	$81	$3,046

The changes in goodwill and intangible assets resulted from revisions to the purchase price allocation as appraisals for the acquisition of Middleton were finalized during the first quarter of 2008.

Note 5. Financial Instruments:

During the three months ended March 31, 2008 and 2007, ineffectiveness related to fair value hedges and cash flow hedges was not material. During the first quarter of 2008, Altria Group, Inc. purchased forward foreign exchange contracts to mitigate its exposure to changes in exchange rates from its euro-denominated debt. While these forward exchange contracts were effective as economic hedges, they do not qualify for hedge accounting treatment and therefore $36 million of unrealized gains relating to these contracts were reported in Altria Group, Inc.’s condensed consolidated statement of earnings for the quarter ended March 31, 2008. At March 31, 2008, Altria Group, Inc. had contracts with aggregate notional amounts of $1.0 billion, all of which will mature in the second quarter of 2008. Altria Group, Inc. expects all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Within currency translation adjustments during the quarters ended March 31, 2008 and 2007, Altria Group, Inc. recorded losses, net of income taxes, of $85 million and gains, net of income taxes, of $16 million, respectively, which represented effective hedges of net investments. The accumulated losses recorded as net investment hedges of foreign operations were recognized and recorded in connection with the PMI distribution. At March 31, 2008 Altria Group, Inc. had no such net investment hedges remaining.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
(Loss) gain at beginning of period	$(5)	$13
Derivative losses (gains) transferred to earnings	89	(24)
Change in fair value	(270)	14
Kraft spin-off		2
PMI spin-off	182

(Loss) gain as of March 31	$(4)	$5

See Note 10. Fair Value Measurements, for disclosures related to the fair value of derivative financial instruments.

Note 6. Divestitures:

Discontinued Operations:

As further discussed in Note 1. Basis of Presentation and PMI Spin-off, on March 28, 2008, Altria Group, Inc. distributed all of its interest in PMI to Altria Group, Inc. stockholders in a tax-free distribution. The distribution resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $14.4 billion on March 28, 2008.

On March 30, 2007, Altria Group, Inc. distributed all of its remaining interest in Kraft on a pro-rata basis to Altria Group, Inc. stockholders in a tax-free distribution. The distribution resulted in a net decrease of $27.4 billion to Altria Group, Inc.’s stockholders’ equity on March 30, 2007.

Altria Group, Inc. has reflected the results of PMI and Kraft prior to their respective distribution dates as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows. The assets and liabilities related to PMI were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2007.

Summarized financial information for discontinued operations for the three months ended March 31, 2008 and 2007 were as follows (in millions):

For the Three Months Ended March 31, 2008

PMI

Net revenues	$ 15,376

Earnings before income taxes and minority interest	$ 2,701
Provision for income taxes	(800)
Minority interest in earnings from discontinued operations	(61)

Earnings from discontinued operations, net of income taxes and minority interest	$ 1,840

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended March 31, 2007

	PMI	Kraft	Total

Net revenues	$13,268	$8,586	$21,854

Earnings before income taxes and minority interest	$2,121	$1,059	$3,180
Provision for income taxes	(634)	(356)	(990)
Minority interest in earnings from discontinued operations	(58)	(78)	(136)

Earnings from discontinued operations, net of income taxes and minority interest	$1,429	$625	$2,054

Summarized assets and liabilities of discontinued operations for PMI as of December 31, 2007 were as follows (in millions):

December 31, 2007
Assets:
Cash and cash equivalents	$1,656
Receivables, net	3,240
Inventories	9,317
Other current assets	554

Current assets of discontinued operations	14,767

Property, plant and equipment, net	6,435
Goodwill	7,925
Other intangible assets, net	1,904
Prepaid pension assets	408
Other assets	297

Long-term assets of discontinued operations	16,969

Liabilities:
Short-term borrowings	638
Current portion of long-term debt	91
Accounts payable	595
Accrued liabilities	6,479
Income taxes	470

Current liabilities of discontinued operations	8,273

Long-term debt	5,578
Deferred income taxes	1,214
Accrued pension costs	190
Other liabilities	1,083

Long-term liabilities of discontinued operations	8,065

Net Assets	$15,398

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Stock Plans:

In connection with the PMI spin-off, Altria Group, Inc. employee stock options were modified through the issuance of PMI employee stock options and the adjustment of the stock option exercise prices for the Altria Group, Inc. awards. For each employee stock option outstanding, the aggregate intrinsic value of the option immediately after the Distribution Date was not greater than the aggregate intrinsic value of the option immediately before the Distribution Date. Due to the fact that the Black-Scholes fair values of the awards immediately before and immediately after the spin-off were equivalent, as measured in accordance with the provisions of SFAS No. 123(R), no incremental compensation expense was recorded as a result of the modification of the Altria Group, Inc. awards.

On January 30, 2008, Altria Group, Inc. issued 1.9 million shares of deferred stock to eligible U.S.-based and non-U.S. employees. Restrictions on these shares lapse in the first quarter of 2011. The market value per share was $76.76 on the date of grant. Recipients of 0.5 million of these Altria Group, Inc. deferred shares, who were employed by Altria Group, Inc. after the PMI spin-off, received 1.3 million additional shares of deferred stock of Altria Group, Inc. to preserve the intrinsic value of the award. Recipients of 1.4 million shares of Altria Group, Inc. deferred stock awarded on January 30, 2008, who were employed by PMI after the PMI spin-off, received substitute shares of deferred stock of PMI to preserve the intrinsic value of the award.

In February 2008, 1.1 million shares of restricted stock and 0.7 million shares of deferred stock vested. The total fair value of restricted and deferred stock vested during the first quarter of 2008 was $135 million. The grant date fair value per share of these awards was $62.05 (reflects historical market prices which are not adjusted to reflect the Kraft and PMI spin-offs).

Note 8. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
Earnings from continuing operations	$614	$696
Earnings from discontinued operations	1,840	2,054

Net earnings	$2,454	$2,750

Weighted average shares for basic EPS	2,107	2,097

Plus incremental shares from assumed conversions:

Restricted stock and deferred stock	4	3
Stock options	11	12

Weighted average shares for diluted EPS	2,122	2,112

For the three months ended March 31, 2008 there were no antidilutive stock options. For the three months ended March 31, 2007, the number of antidilutive stock options excluded from the calculation of weighted average shares for diluted EPS was immaterial.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Segment Reporting:

The products of Altria Group, Inc.’s subsidiaries include cigarettes and other tobacco products sold in the United States by PM USA, and cigars and pipe tobacco sold by Middleton. Another subsidiary of Altria Group, Inc., Philip Morris Capital Corporation (“PMCC”), maintains a portfolio of leveraged and direct finance leases.

As discussed in Note 1. Basis of Presentation and PMI Spin-Off, beginning with the first quarter of 2008, Altria Group, Inc. revised its reportable segments. Altria Group, Inc.’s reportable segments are Cigarettes and other tobacco products; Cigars; and Financial services.

Altria Group, Inc.’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes corporate expenses and amortization of intangibles. Interest and other debt (income) expense, net (consumer products), and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s management.

Segment data were as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
Net revenues:
Cigarettes and other tobacco products	$4,233	$4,245
Cigars	91
Financial services	86	43

Net revenues	$4,410	$4,288

Earnings from continuing operations before income taxes:
Operating companies income:
Cigarettes and other tobacco products	$1,040	$1,130
Cigars	41
Financial services	74	160
Amortization of intangibles	(2)
Gain on sale of corporate headquarters building	404
General corporate expenses	(97)	(110)
Corporate asset impairment and exit costs	(247)	(61)

Operating income	1,213	1,119
Interest and other debt income (expense), net	16	(104)
Loss on early extinguishment of debt	(393)
Equity earnings in SABMiller	143	98

Earnings from continuing operations before income taxes	$979	$1,113

Items affecting the comparability of results from continuing operations were as follows:

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Gain on Sale of Corporate Headquarters Building – On March 25, 2008, Altria Group, Inc. sold its corporate headquarters building in New York City for $525 million and recorded a pre-tax gain on sale of $404 million.

•

Loss on Early Extinguishment of Debt – As more fully discussed in Note 1. Basis of Presentation and PMI Spin-Off, in the first quarter of 2008, Altria Group, Inc. and its subsidiary, Altria Finance (Cayman Islands) Ltd., completed tender offers to purchase for cash $2.3 billion of notes and debentures denominated in U.S. dollars, and €373 million in euro-denominated bonds, equivalent to $568 million in U.S. dollars.

As a result of the tender offers and consent solicitations, Altria Group, Inc. recorded a pre-tax loss of $393 million, which included tender and consent fees of $371 million, on the early extinguishment of debt in the first quarter of 2008.

•

Recoveries from Airline Industry Exposure – During the first quarter of 2007, PMCC recorded a pre-tax gain of $129 million on the sale of its ownership interest in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

•	Acquisition of Middleton – In December 2007, Altria Group, Inc. acquired Middleton.

Note 10. Fair Value Measurements:

On January 1, 2008, Altria Group, Inc. adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Investments

The fair value of Altria Group, Inc.’s equity investment in SABMiller is based on readily available quoted market prices.

Debt

The fair value of a portion of Altria Group, Inc.’s outstanding debt can be determined by using readily available quoted market prices. For the portion of Altria Group, Inc.’s debt where quoted market prices are

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

not available, the fair value is determined by utilizing quotes and market interest rates currently available to Altria Group, Inc. for issuances of debt with similar terms and remaining maturities.

The fair value of Altria Group, Inc.’s equity investment in SABMiller, and Altria Group, Inc.’s debt is utilized for annual disclosure purposes.

Derivative Financial Instruments

Altria Group, Inc. assesses the fair value of its derivative financial instruments using internally developed models that use, as their basis, readily observable future amounts, such as cash flows, earnings, and the current market expectations of those future amounts. See Note 5. Financial Instruments, for disclosures related to derivative financial instruments. The aggregate fair value of Altria Group, Inc.’s derivative financial instruments at March 31, 2008, was as follows (in millions):

	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets at fair value	$36	$ -	$36	$ -

On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. Altria Group, Inc. adopted this Staff Position beginning January 1, 2008 and deferred the application of SFAS No. 157 to goodwill and other intangible assets, net, until January 1, 2009.

Note 11. Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA, as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are or can be significant and, in certain cases, range in the billions of dollars. The variability in pleadings, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed elsewhere in this Note 11. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

It is possible that PM USA’s or Altria Group, Inc.’s consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes the litigation environment has substantially improved in recent years. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of May 1, 2008, May 1, 2007 and May 1, 2006.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Type of Case	Number of Cases Pending as of May 1, 2008	Number of Cases Pending as of May 1, 2007	Number of Cases Pending as of May 1, 2006
Individual Smoking and Health Cases (1)	103	183	205
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	10	11	10
Health Care Cost Recovery Actions	3	3	5
Lights/Ultra Lights Class Actions	17	19	25
Tobacco Price Cases	2	2	2
Cigarette Contraband Cases	0	0	1

(1)

Does not include 2,621 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA. Additionally, does not include approximately 2,065 individual smoking and health cases brought by or on behalf of approximately 9,094 plaintiffs in Florida following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

(2)

Includes as one case the aggregated claims of 728 individuals (of which 414 individuals have claims against PM USA) that are proposed to be tried in a single proceeding in West Virginia. John Middleton Co. was named as a defendant in this action but it, along with other non-cigarette manufacturers, has been severed from this case. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages. In November 2007, the West Virginia Supreme Court of Appeals denied defendants’ renewed motion for review of the trial plan. In December 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court which was denied on February 25, 2008. In February 2008, the court granted defendants’ motion to stay the case pending the United States Supreme Court’s decision in Good v. Altria Group, Inc. et al., discussed below.

In addition, as of May 1, 2008, PM USA is a named defendant in a “Lights” class action in Israel and a health care cost recovery action in Israel. Altria Group, Inc. and PM USA are named defendants in a health care cost recovery action in Canada.

Pending and Upcoming Trials

As of May 1, 2008, 3 individual smoking and health cases and 8 Engle-progeny cases against PM USA are scheduled for trial through the end of 2008. Cases against other tobacco companies are also scheduled for trial through the end of 2008. Trial dates are subject to change.

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

Of the 17 cases in which verdicts were returned in favor of plaintiffs, eight have reached final resolution. A verdict against defendants in one health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported Lights class action in Illinois has been reversed and the case has been dismissed with prejudice. After exhausting all appeals, PM USA has paid judgments totaling $73,549,657, and interest totaling $35,053,101.

The chart below lists the verdicts and post-trial developments in the nine pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

May 2007	California/ Whiteley	Individual Smoking and Health	Approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case, as well as $250,000 in punitive damages against the other defendant in the case.	In July 2007, the trial court granted plaintiffs’ motion for a limited re-trial against PM USA on the question of whether plaintiffs are entitled to punitive damages against PM USA, and if so, the amount. On October 31, 2007, the jury found that plaintiffs are not entitled to punitive damages against PM USA. In November, the trial court entered final judgment and PM USA filed a motion for a new trial and for judgment notwithstanding the verdict. The trial court rejected these motions on January 24, 2008. In March 2008, PM USA noticed an appeal to the California Court of Appeal, First Appellate District.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

August 2006	District of Columbia/ United States of America	Health Care Cost Recovery	Finding that defendants, including Altria Group, Inc. and PM USA, violated the civil provisions of the Racketeer Influenced and Corrupt Organizations Act (RICO). No monetary damages were assessed, but court made specific findings and issued injunctions. See Federal Government’s Lawsuit below.	See Federal Government’s Lawsuit below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	On April 10, 2008, an intermediary New York appellate court reversed the verdict and vacated the compensatory and punitive damages awards against PM USA.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	See Scott Class Action below.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. On January 30, 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. On April 30, 2008, the California Supreme Court denied PM USA’s petition for review. See discussion (1) below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. The court has not yet entered the judgment on the jury verdict. In January 2007, defendants petitioned the trial court to set aside the jury’s verdict and dismiss plaintiffs’ punitive damages claim. On August 1, 2007, the trial court deferred ruling on plaintiffs’ motion for entry of judgment until after the United States Supreme Court’s review of Engle is complete and after further submissions by the parties. If a judgment is entered in this case, PM USA intends to appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the Court of Appeals’ decision reversing and remanding the case for a new trial on punitive damages. In

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

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

July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	See Engle Class Action below.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages, $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion (2) below.

(1)

Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court is deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. Parties to the appeal in Bullock requested that the court establish a briefing schedule on the merits of the pending appeal. In May 2007, the California Supreme Court transferred the case to the Second District of the California

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. On January 30, 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and defendants appealed to the California Supreme Court. On April 30, 2008, the California Supreme Court denied PM USA’s petition for review. Following this decision, PM USA decided to record a provision for compensatory damages of $850,000 plus costs and interest in the second quarter.

(2)

Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $25 million in interest charges related to this case. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. On January 31, 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damage award and reinstated the jury’s award of $79.5 million in punitive damages. On March 24, 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court.

With respect to certain adverse verdicts currently on appeal, as of May 1, 2008, PM USA has posted various forms of security totaling approximately $193 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

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

In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, and that members of the decertified class could file individual actions against defendants within one year of issuance of the mandate. The court further declared the following Phase I findings are entitled to “res judicata” effect in such individual actions brought within one year of the issuance of the mandate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants’ cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that all defendants agreed to misrepresent information regarding the health effects or addictive nature of cigarettes with the intention of causing the public to rely on this information to their detriment; (vi) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vii) that all defendants sold or supplied cigarettes that were defective; and (viii) that all defendants were negligent. The court also reinstated compensatory damage awards totaling approximately $6.9 million to two individual plaintiffs and found that a third plaintiff’s claim was barred by the statute of limitations. In February 2008, PM USA paid a total of $2,964,685, which represents its shares of compensatory damages and interest to the two individual plaintiffs identified in the Florida Supreme Court’s order.

In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including the ruling (described above) that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asked, among other things, that legal errors that were raised but not expressly ruled upon in the Third District Court of Appeal or in the Florida Supreme Court now be addressed. Plaintiffs also filed a motion for rehearing in August 2006 seeking clarification of the applicability of the statute of limitations to non-members of the decertified class. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it revised the set of Phase I findings entitled to res judicata effect by excluding finding (v) listed above (relating to agreement to misrepresent information), and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations of fact made by defendants. On January 11, 2007, the Florida Supreme Court issued the mandate from its revised opinion. Defendants then filed a motion with the Florida Third District Court of Appeal requesting that the court address legal errors that were previously raised by defendants but have not yet been addressed either by the Third District Court of Appeal or by the Florida Supreme Court. In February 2007, the Third District Court of Appeal denied defendants’ motion. In May 2007, defendants’ motion for a partial stay of the mandate pending the completion of appellate review was denied by the Third District Court of Appeal. In May 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court. On October 1, 2007, the United States Supreme Court denied defendants’ petition. In November 2007, the United States Supreme Court denied defendants’ petition for rehearing from the denial of their petition for writ of certiorari.

By the January 11, 2008 deadline required by the Florida Supreme Court’s decision, approximately 2,065 cases had been served upon PM USA or Altria Group, Inc. asserting individual claims on or on behalf of approximately 9,094 plaintiffs. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle-progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. On February 14, 2008, the trial court decertified the class except for purposes of the May 7, 2001 bond stipulation, and formally vacated the punitive damage award pursuant to the Florida Supreme Court’s mandate. On April 15, 2008, the trial court ruled that certain defendants, including PM USA, lacked standing under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

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

In February 2007, the Louisiana Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages that comprised the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ petitions for writ of certiorari. Following the Louisiana Supreme Court’s denial of defendants’ petition for writ of certiorari, PM USA recorded a provision of $26 million in connection with the case. In March 2008, plaintiffs filed a motion to execute the approximately $279 million judgment plus post-judgment interest or, in the alternative, for an order to the parties to submit revised damages figures. Defendants filed a motion to have judgment entered in favor of defendants based on accrual of all class member claims after September 1, 1988 or, in the alternative, for the entry of a case management order. In April 2008, the Louisiana Supreme Court denied defendants’ motion to stay proceedings and the defendants filed a petition for writ of certiorari with the United States Supreme Court.

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

There are currently pending two purported class actions against PM USA brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006, in the United States District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Neither claim seeks punitive damages. Plaintiffs’ motion for class certification is pending in Caronia. Defendants’ motions for summary judgment and judgment on the pleadings are pending in Donovan.

Health Care Cost Recovery Litigation

Overview

In health care cost recovery litigation, governmental entities and non-governmental plaintiffs seek reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). The trial in the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 50 Missouri hospitals, in which PM USA and Altria Group, Inc. are defendants, is scheduled to begin in January 2010.

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare As Secondary Payer statute to recover from defendants Medicare expenditures allegedly incurred for the treatment of smoking-related diseases. Cases brought in New York (Mason), Florida (Glover) and Massachusetts (United Seniors Association) have been dismissed by federal courts, and plaintiffs’ appealed in United Seniors Association. In August 2007, the United States Court of Appeals for the First Circuit affirmed the district court’s dismissal in United Seniors Association and, in January 2008, the United States Supreme Court denied plaintiff’s petition for writ of certiorari. On April 18, 2008, an action, National Committee to Preserve Social Security and Medicare, et al. v. Philip Morris USA, et al., was brought under the Medicare as Secondary Payer statute in the Circuit Court of the Eleventh Judicial Circuit of and for Miami County, Florida. The action purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from April 19, 2002 to the present.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, in Israel (1), the Marshall Islands (1 dismissed), and Canada (2) and other entities have stated that they are considering filing such actions. In

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 2005, in the case in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case which had previously been dismissed by the trial court was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. During 2008, the Province of New Brunswick, Canada, proclaimed legislation to be brought against cigarette manufacturers, and it filed suit shortly thereafter. Altria and PM USA are named as defendants in New Brunswick’s case. Several other provinces in Canada have enacted similar legislation or are in the process of enacting similar legislation.

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

Possible Adjustments in MSA Payments for 2003, 2004, 2005 and 2006

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA, Original Participating Manufacturers (“OPMs”), are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA participating manufacturers to the states and territories that are parties to the MSA for the years 2003, 2004, 2005 and 2006. The proceedings are based on the collective loss of market share for 2003, 2004, 2005 and 2006, respectively, by all manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

In these proceedings, an independent economic consulting firm jointly selected by the MSA parties or otherwise selected pursuant to the MSA’s provisions is required to determine whether the disadvantages of the MSA were a “significant factor” contributing to the collective loss of market share for the year in question. If the firm determines that the disadvantages of the MSA were such a “significant factor,” each state may avoid a downward adjustment to its share of the participating manufacturers’ annual payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Any potential downward adjustment would then be reallocated to those states that do not establish such diligent enforcement. PM USA believes that the MSA’s arbitration clause requires a state to submit its claim to have diligently enforced a qualifying escrow statute to binding arbitration before a panel of three former federal judges in the manner provided for in the MSA. A number of states have taken the position that this claim should be decided in state court on a state-by-state basis.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March of 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. In February 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. In February 2008, the same economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2005. We expect that a different economic consulting firm will be selected to make the “significant factor” determination regarding the participating manufacturers’ collective loss of market share for the year 2006. A decision with respect to 2006 is expected approximately 10 months after the selection of the new firm. Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that have not filed declaratory judgment actions. Courts in all 46 MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. Many of these rulings remain subject to appeal or further review. Additionally, Ohio filed a declaratory judgment action in state court with respect to the 2004 diligent enforcement issue. The action has been stayed pending the decision about the 2003 payments.

The availability and the precise amount of any NPM Adjustment for 2003, 2004 and 2005 will not be finally determined until late 2008 or thereafter. The availability and precise amount of the NPM Adjustment for 2006 will not be finally determined until 2009 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA’s share would likely be applied as a credit against one or several future MSA payments.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria Group, Inc. asserting claims under three federal statutes, namely the Medical Care Recovery Act (“MCRA”), the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the civil provisions of RICO. Trial of the case ended in June 2005. The lawsuit sought to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleged that such costs total more than $20 billion annually. It also sought what it alleged to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under the civil provisions of RICO.

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

In August 2006, the federal trial court entered judgment in favor of the government. The court held that certain defendants, including Altria Group, Inc. and PM USA, violated RICO and engaged in 7 of the 8 “sub-schemes” to defraud that the government had alleged. Specifically, the court found that:

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

The court did not impose monetary penalties on the defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission, for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government’s costs in bringing the action.

In September 2006, defendants filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. In September 2006, the trial court denied defendants’ motion to stay the judgment pending defendants’ appeals, and defendants then filed an emergency motion with the Court of Appeals to stay enforcement of the judgment pending their appeals. In October 2006, the government filed a notice of appeal to the Court of Appeals in which it appeals the denial of certain remedies, including the disgorgement of profits and the cessation remedies it had sought. In October 2006, a three-judge panel of the United States Court of Appeals granted defendants’ motion and stayed the trial court’s judgment pending its review of the decision. Certain defendants, including PM USA and Altria Group, Inc., filed a motion to clarify the trial court’s August 2006 Final Judgment and Remedial Order. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order. As noted above, the trial court’s judgment and remedial order remain stayed pending the appeal to the Court of Appeals. In May 2007, the United States Court of Appeals for the District of Columbia scheduled briefing of the parties’ consolidated appeal to begin in August 2007 and conclude in May 2008.

Lights/Ultra Lights Cases

Overview

Plaintiffs in these class actions (some of which have not been certified as such), allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act and implied preemption by the policies and directives of the Federal Trade Commission, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Seventeen cases are pending in Arkansas (2), Delaware (1), Florida (1), Illinois (1), Maine (1), Massachusetts (1), Minnesota (1), Missouri (1), New Hampshire (1), New Jersey (1), New Mexico (1), New York (1), Oregon (1), Tennessee (1), and West Virginia (2). Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the Federal Cigarette Labeling and Advertising Act and dismissed the case. In August 2007, the United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment on federal preemption grounds and remanded the case to district court. The district court stayed the case pending the United States Supreme Court’s ruling on defendants’ petition for writ of certiorari with the United States Supreme Court, which was granted on January 18, 2008. The case has been stayed pending the United States Supreme Court’s decision.

Lights Cases Dismissed, Not Certified or Ordered De-Certified

To date, 12 courts in 13 cases have refused to certify class actions, reversed prior class certification decisions or have entered judgment in favor of PM USA. Trial courts in Arizona, Kansas, New Mexico, Oregon, Washington and New Jersey have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in two cases, the United States Court of Appeals for the Fifth Circuit has dismissed a purported Lights class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the Federal Cigarette Labeling and Advertising Act, plaintiffs voluntarily dismissed an action in a federal trial court in Michigan after the court dismissed claims asserted under the Michigan Unfair Trade and Consumer Protection Act, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case. An intermediate appellate court in Oregon and the Supreme Court in Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. Plaintiffs in the Oregon case failed to appeal by the deadline for doing so and the trial court subsequently entered judgment against plaintiffs on the ground of express preemption under the Federal Cigarette Labeling and Advertising Act. In November, plaintiffs in that case (Pearson) filed a notice of appeal of the trial court’s decisions with the Oregon Court of Appeals. In February 2008, the parties filed a joint motion to hold the appeal in abeyance pending the United States Supreme Court’s decision in Good. Plaintiffs in the case in Washington voluntarily dismissed the case with prejudice. Plaintiffs in the New Mexico case renewed their motion for class certification, but the case has been stayed pending the United States Supreme Court’s decision in Good. Plaintiffs in the Florida case (Hines) petitioned the Florida Supreme Court for further review, and on January 14, 2008, the Florida Supreme Court denied this petition.

In September 2005, a New York federal trial court in Schwab granted in part defendants’ motion for partial summary judgment dismissing plaintiffs’ claims for equitable relief and denied a number of plaintiffs’ motions for summary judgment. In November 2005, the trial court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

among class members. In September 2006, the trial court denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled “light” or “lights” from the first date defendants began selling such cigarettes until the date trial commences. The court also declined to certify the order for interlocutory appeal, declined to stay the case and ordered jury selection to begin in January 2007, with trial scheduled to begin immediately after the jury is impaneled. In October 2006, a single judge of the United States Court of Appeals for the Second Circuit granted PM USA’s petition for a temporary stay of pre-trial and trial proceedings pending disposition of the petitions for stay and interlocutory review by a three-judge panel of the Court of Appeals. In November 2006, the Second Circuit granted interlocutory review of the trial court’s class certification order and stayed the case before the trial court pending the appeal. Oral argument was heard on July 10, 2007. On April 3, 2008, the Second Circuit overturned the trial court’s class certification decision.

Trial Court Class Certifications

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. Developments in these cases include:

•

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment based on the state consumer protection statutory exemption and federal preemption. On motion of the parties, the trial court has subsequently reported its decision to deny summary judgment to the appeals court for review and the trial court proceedings are stayed pending completion of the appellate review. Motions for direct appellate review with the Massachusetts Supreme Judicial Court were granted in April 2007 and oral arguments were heard in January 2008. On March 6, 2008, the Supreme Judicial Court issued an order staying the proceedings pending the resolution of Good.

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a Lights case to federal court based on the “federal officer” jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiffs’ motion to remand the case to state court. The case was stayed pending the outcome of Dahl v. R. J. Reynolds Tobacco Co., which was argued before the United States Court of Appeals for the Eighth Circuit in December 2006. In February 2007, the United States Court of Appeals for the Eighth Circuit issued its ruling in Dahl, and reversed the federal district court’s denial of plaintiffs’ motion to remand that case to the state trial court. On October 17, 2007, the federal district court remanded the Curtis case to state court. In December 2007, the Minnesota Court of Appeals reversed the trial court’s determination in Dahl that plaintiffs’ claims in that case were subject to express preemption and defendant in that case has petitioned the Minnesota Supreme Court for review. Curtis has been stayed pending the United States Supreme Court’s decision in Good.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to these cases, in June 2007, the United States Supreme Court reversed the lower court rulings in the Watson case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case has been remanded to the state trial court in Arkansas. In March 2008, the case was stayed pending the outcome of the United States Supreme Court’s decision in Good. In December 2005, in the Miner case which was pending at that time in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in the Watson case discussed above. In July 2007, the case was remanded to a state trial court in Arkansas. In August 2007, plaintiffs renewed their motion for class certification. In October 2007, the court denied PM USA’s motion to dismiss on procedural grounds and the court entered a case management order. The case is currently stayed pending the outcome of the United States Supreme Court’s decision in Good. In addition, plaintiffs’ motion for class certification is pending in a case in Tennessee.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of May 1, 2008, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. Altria Group, Inc. is a defendant in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In February 2005, the New Mexico Court of Appeals affirmed the class certification decision. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. Plaintiffs in the New Mexico case have appealed. The case in Kansas has been stayed pending the Kansas Supreme Court’s decision on defendants’ petition regarding certain discovery rulings by the trial court, which the Kansas Supreme Court denied in April 2008.

Cigarette Contraband Cases: In May 2000 and August 2001, various departments of Colombia and the European Community and 10 Member States filed suits in the United States against Altria Group, Inc. and certain of its subsidiaries, including PM USA, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. In February 2002, the federal district court granted defendants’ motions to dismiss the actions. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases based on the common law Revenue Rule, which bars a foreign government from bringing civil claims in U.S. courts for the recovery of lost taxes. It is possible that future litigation related to cigarette contraband issues may be brought. In this regard, Altria Group, Inc. believes that Canadian authorities are contemplating a legal proceeding based on an investigation of Altria Group, Inc. entities relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s.

Cases Under the California Business and Professions Code: In June 1997 and July 1998, two suits (Brown and Daniels) were filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted in both cases as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2002, the court granted defendants’ motion for summary judgment as to all claims in one of the cases (Daniels), and plaintiffs appealed. In October 2004, the California Fourth District Court of Appeal affirmed the trial court’s ruling, and also denied plaintiffs’ motion for rehearing. In February 2005, the California Supreme Court agreed to hear plaintiffs’ appeal. In August 2007, the California Supreme Court affirmed the dismissal of the Daniels class action on federal

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

preemption grounds. In March 2008, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari.

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

Certain Other Actions

IRS Challenges to PMCC Leases: The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) on March 15, 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999. PMCC contests approximately $150 million of tax and net interest assessed and paid with regard to them. The IRS may in the future challenge and disallow more of PMCC’s leveraged lease benefits based on Revenue Rulings, an IRS Notice and subsequent case law addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). On October 16, 2006, PMCC filed a complaint in the U.S. District court for the Southern District of New York to claim refunds on a portion of these tax payments and associated interest for the years 1996 and 1997. On March 7, 2008, PMCC and the government filed simultaneous motions for summary judgment. Those motions are pending.

On March 27, 2008, PMCC filed a second complaint in the United States District Court for the Southern District of New York seeking a refund of the tax payments and associated interest for the years 1998 and 1999 attributable to the disallowance of benefits claimed in those years with respect to the leases included in the October 16, 2006 filing and with respect to certain other leases entered into in 1998 and 1999.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Should PMCC not prevail in this litigation, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. PMCC considered this matter in its adoption of FASB Interpretation No. 48 and FASB Staff Position No. FAS 13-2. Related litigation involving another party and a significantly different LILO transaction has been decided in favor of the IRS in a recent decision in the Fourth Circuit.

Environmental Regulation

Altria Group, Inc. and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States; the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. In 2007, subsidiaries (and former subsidiaries) of Altria Group, Inc. were involved in several matters subjecting them to potential costs related to remediations under Superfund or other laws and regulations. Altria Group, Inc.’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

Third-Party Guarantees

At March 31, 2008, Altria Group, Inc.’s third-party guarantees, which are related to divestiture activities, were $22 million. These guarantees have no specified expiration dates. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at March 31, 2008, relating to these guarantees. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation.

Under the terms of the Distribution Agreement between Altria Group, Inc. and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a liability recorded on its condensed consolidated balance sheet at March 31, 2008 as the fair value of this indemnification is insignificant.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Altria Group, Inc.’s subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2000 and onward with years 2000 to 2003 currently under examination by the Internal Revenue Service (“IRS”). U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Altria Group, Inc. is currently under examination in various U.S. state jurisdictions.

On January 1, 2007, Altria Group, Inc. adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the January 1, 2007 adoption of FIN 48, Altria Group, Inc. lowered its liability for unrecognized tax benefits by $1,021 million. This resulted in an increase to stockholders’ equity of $857 million ($835 million, net of minority interest), a reduction of Kraft’s goodwill of $85 million and a reduction of federal deferred tax benefits of $79 million.

Unrecognized tax benefits and Altria Group, Inc.’s consolidated liability for tax contingencies were as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Unrecognized tax benefits – Altria Group, Inc.	$188	$182
Unrecognized tax benefits – Kraft	270	270
Unrecognized tax benefits – PMI	120	163

Unrecognized tax benefits	578	615
Accrued interest and penalties	254	267
Tax credits and other indirect benefits	(79)	(102)

Liability for tax contingencies	$753	$780

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at March 31, 2008 was $154 million, along with $34 million affecting deferred taxes, and the remainder of $120 million and $270 million affecting the receivables from PMI and Kraft, respectively, discussed below. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2007 was $150 million, along with $32 million affecting deferred taxes, $163 million impacting discontinued operations, and the remainder of $270 million affecting the receivable from Kraft.

Altria Group, Inc.’s unrecognized tax benefits decreased to $578 million as of March 31, 2008, principally due to the spin-off of PMI. Under the Tax Sharing Agreements between Altria Group, Inc. and PMI, and between Altria Group, Inc. and Kraft, PMI and Kraft are responsible for their respective pre-spin-off tax obligations. However, due to regulations governing the U.S. federal consolidated tax return, Altria Group, Inc. remains severally liable for PMI’s and Kraft’s pre-spin-off federal taxes. As a result, Altria Group, Inc. continues to include $120 million and $270 million of unrecognized tax benefits for PMI and Kraft, respectively, in its liability for uncertain tax positions and corresponding receivables from PMI and Kraft of $120 million and $270 million, respectively, are included in other assets.

As of December 31, 2007, Altria Group, Inc. had $267 million of accrued interest and penalties, of which approximately $53 million related to PMI. The Altria Group, Inc. December 31, 2007 accrued interest and penalties also includes $88 million of Kraft federal interest for which Kraft is responsible under the Tax Sharing Agreement between Altria Group, Inc. and Kraft. The receivable from Kraft, which is included in

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

other assets, includes related accrued interest and penalties. The accrued interest and penalties decreased to $254 million at March 31, 2008, principally as a result of the PMI spin-off. This amount includes federal interest of $26 million and $93 million for PMI and Kraft, respectively, for which PMI and Kraft are responsible for their respective amounts under the Tax Sharing Agreements. The receivables from PMI and Kraft, which are included in other assets, include related accrued interest and penalties.

For a discussion of a dispute between Altria Group, Inc. and the IRS, see Note 11. Contingencies.

Note 13. New Accounting Standards:

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is effective for business combinations that close on or after January 1, 2009, the first day of Altria Group, Inc.’s annual reporting period beginning after December 15, 2008. SFAS 141(R) requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred.

Additionally, in December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the reporting for minority interests by reporting these as noncontrolling interests within equity. Moreover, SFAS 160 requires that any transactions between an entity and a noncontrolling interest are to be accounted for as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires disclosures on how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, at which time Altria Group, Inc. will amend its disclosures accordingly.

Altria Group, Inc. is currently in the process of evaluating the impact of these pronouncements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Altria Group, Inc.’s wholly-owned subsidiaries include Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and other tobacco products in the United States, and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 28.6% economic and voting interest in SABMiller plc (“SABMiller”) at March 31, 2008. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists principally of cash received from the payment of dividends by its subsidiaries.

PMI Spin-Off:

On March 28, 2008 (the “Distribution Date”), Altria Group, Inc. distributed all of its interest in Philip Morris International Inc. (“PMI”) to Altria Group, Inc. stockholders of record as of the close of business on March 19, 2008 (the “Record Date”) in a tax-free distribution. Altria Group, Inc. distributed one share of PMI common stock for every share of Altria Group, Inc. common stock outstanding as of the Record Date. Following the Distribution Date, Altria Group, Inc. does not own any shares of PMI stock.

Holders of Altria Group, Inc. stock options were treated similarly to public stockholders and, accordingly, had their stock awards split into two instruments. Holders of Altria Group, Inc. stock options received the following stock options, which, immediately after the spin-off, had an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. options:

—	a new PMI option to acquire the same number of shares of PMI common stock as the number of Altria Group, Inc. options held by such person on the Distribution Date; and

—	an adjusted Altria Group, Inc. option for the same number of shares of Altria Group, Inc. common stock with a reduced exercise price.

As set forth in the Employee Matters Agreement, the exercise price of each option was developed to reflect the relative market values of PMI and Altria Group, Inc. shares, by allocating the share price of Altria Group, Inc. common stock before the spin-off ($73.83) to PMI shares ($51.44) and Altria Group, Inc. shares ($22.39) and then multiplying each of these allocated values by the Option Conversion Ratio. The Option Conversion Ratio is equal to the exercise price of the Altria Group, Inc. option, prior to any adjustment for the spin-off, divided by the share price of Altria Group, Inc. common stock before the spin-off ($73.83). As a result, the new PMI option and the adjusted Altria Group, Inc. option have an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. option.

Holders of Altria Group, Inc. restricted stock or deferred stock awarded prior to January 30, 2008, retained their existing awards and received the same number of shares of restricted or deferred stock of PMI. The restricted stock and deferred stock will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria Group, Inc. deferred stock awarded on January 30, 2008, who were employed by Altria Group, Inc. after the Distribution Date, received additional shares of deferred stock of Altria Group, Inc. to preserve the intrinsic value of the award. Recipients of Altria Group, Inc. deferred stock awarded on January 30, 2008, who were employed by PMI after the Distribution Date, received substitute shares of deferred stock of PMI to preserve the intrinsic value of the award.

To the extent that employees of the remaining Altria Group, Inc. received PMI stock options, Altria Group, Inc. reimbursed PMI in cash for the Black-Scholes fair value of the stock options received. To the extent that PMI employees held Altria Group, Inc. stock options, PMI reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria Group, Inc. received PMI deferred stock, Altria Group, Inc. paid to PMI the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that PMI employees held Altria Group, Inc. restricted stock or deferred stock, PMI reimbursed Altria Group, Inc. in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to PMI for the restricted or deferred stock. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria Group, Inc. to PMI ($427 million of which was paid in March 2008). The reimbursement to PMI is reflected as a decrease to the additional paid-in capital of Altria Group, Inc. on the March 31, 2008 condensed consolidated balance sheet.

In connection with the spin-off, PMI paid to Altria Group, Inc. $4.0 billion in special dividends in addition to its normal dividends to Altria Group, Inc. PMI paid $3.1 billion of these special dividends in 2007 and paid the additional $900 million in the first quarter of 2008.

PMI was previously included in the Altria Group, Inc. consolidated federal income tax return, and PMI’s federal income tax contingencies were recorded as liabilities on the balance sheet of Altria Group, Inc. Altria Group, Inc. reimbursed PMI in cash for these liabilities, which were $97 million.

Prior to the spin-off, certain employees of PMI participated in the U.S. benefit plans offered by Altria Group, Inc. After the Distribution Date, the benefits previously provided by Altria Group, Inc. will be provided by PMI. As a result, new plans were established by PMI, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities were transferred to the PMI plans. The transfer of these benefits resulted in Altria Group, Inc. reducing its benefit plan liabilities by $129 million and increasing its prepaid pension assets by $33 million in its condensed consolidated balance sheet, partially offset by the related deferred tax assets ($23 million) and the corresponding Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” adjustment to stockholders’ equity ($27 million). Altria Group, Inc. paid PMI a corresponding amount of $112 million in cash, which is net of the related tax benefit.

A subsidiary of Altria Group, Inc. previously provided PMI with certain corporate services at cost plus a management fee. After the Distribution Date, PMI independently undertook most of these activities. Any remaining limited services provided to PMI by the Altria Group, Inc. subsidiary under the Transition Services Agreement are expected to cease in 2008. The settlement of the intercompany accounts (including the amounts discussed above related to stock awards, tax contingencies and benefit plans) resulted in a net payment from Altria Group, Inc. to PMI of $332 million. In March 2008, Altria Group, Inc. made an estimated payment of $427 million to PMI, thereby resulting in PMI reimbursing $95 million to Altria Group, Inc. in the second quarter of 2008.

The distribution resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $14.4 billion on the Distribution Date.

Altria Group, Inc. has reflected the results of PMI prior to the Distribution Date as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for all periods presented. The assets and liabilities related to PMI were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2007.

Dividends and Share Repurchases:

Following the PMI spin-off, Altria Group, Inc. expects to pay a dividend at the initial rate of $0.29 per common share per quarter, or $1.16 per common share on an annualized basis. Altria Group, Inc. has established a dividend policy that anticipates a payout ratio of approximately 75% post-spin. Payment of cash dividends is at the discretion of the Board of Directors. In addition, Altria Group, Inc. began repurchasing shares in April 2008 under a $7.5 billion two-year share repurchase program previously approved by the Board of Directors. For further details, see “Dividends and Share Repurchases” included in Note 1. Basis of Presentation and PMI Spin-Off of the condensed consolidated financial statements.

Other:

On March 30, 2007, Altria Group, Inc. distributed all of its remaining interest in Kraft Foods, Inc. (“Kraft”) on a pro-rata basis to Altria Group, Inc.’s stockholders in a tax-free distribution. Altria Group, Inc. has reflected the results of Kraft prior to the Kraft distribution date as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows.

Beginning with the first quarter of 2008, Altria Group, Inc. revised its reportable segments to reflect the change in the way in which Altria Group, Inc.’s management reviews the business as a result of the acquisition of Middleton and the PMI spin-off. Altria Group, Inc.’s revised segments are Cigarettes and other tobacco products; Cigars; and Financial services. Accordingly, prior period segment results have been revised.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Quarter Ended March 31, 2008 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations from the quarter ended March 31, 2008, from the quarter ended March 31, 2007, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the quarter ended March 31, 2007	$696	$0.33

2007 Asset impairment and exit costs	36	0.02
2007 Recoveries from airline industry exposure	(83)	(0.04)
2007 Interest on tax reserve transfers to Kraft	50	0.02

Subtotal 2007 items	3	—

2008 Asset impairment, exit, integration and implementation costs	(172)	(0.08)
2008 Gain on sale of corporate headquarters building	263	0.12
2008 Loss on early extinguishment of debt	(256)	(0.12)

Subtotal 2008 items	(165)	(0.08)

Change in tax rate	6
Operations	74	0.04

For the quarter ended March 31, 2008	$614	$0.29

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment, Exit, Integration and Implementation Costs – In June 2007, PMI established plans to move the U.S.-based production of cigarettes from PM USA to PMI facilities. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. From 2007 through 2011, PM USA expects to incur total pre-tax asset impairment, exit and implementation charges of approximately $670 million for the program, including $26 million ($16 million after taxes) incurred during the first quarter of 2008. In addition, during the first three months of 2008 and 2007, pre-tax asset impairment and exit costs of $247 million ($154 million after taxes) and $61 million ($36 million after taxes), respectively, were recorded in general corporate expense. The general corporate costs in 2008 primarily reflect the restructuring of Altria Group, Inc.’s corporate headquarters, including the move to Richmond, Virginia, as a result of the PMI spin-off. Middleton recorded integration costs of $2 million during the first three months of 2008. For further details on asset impairment, exit and implementation costs, see Note 2. Asset Impairment and Exit Costs, to the Condensed Consolidated Financial Statements.

Gain on Sale of Corporate Headquarters Building – On March 25, 2008, Altria Group, Inc. sold its corporate headquarters building in New York City for $525 million and recorded a pre-tax gain on sale of $404 million ($263 million after taxes).

Loss on Early Extinguishment of Debt – As more fully discussed in Note 1. Basis of Presentation and PMI Spin-Off, in the first quarter of 2008, Altria Group, Inc. and its subsidiary, Altria Finance (Cayman Islands)

Ltd., completed tender offers to purchase for cash $2.3 billion of notes and debentures denominated in U.S. dollars, and €373 million in euro-denominated bonds, equivalent to $568 million in U.S. dollars. As a result, Altria Group, Inc. recorded a pre-tax loss of $393 million ($256 million after taxes) on the early extinguishment of debt in the first quarter of 2008.

Recoveries from Airline Industry Exposure – During the first quarter of 2007, PMCC recorded a pre-tax gain of $129 million ($83 million after taxes) on the sale of its ownership interest in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

Interest on Tax Reserve Transfers to Kraft – The interest on tax reserves transferred to Kraft is related to the Kraft spin-off and the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) in 2007.

Operations – The increase in earnings from operations was due primarily to the following:

—	Cigars income, reflecting the acquisition of Middleton in December 2007;

—	Higher financial services income (after excluding the impact of the recoveries from airline industry exposure), due primarily to higher asset management gains;

—	Lower interest and other debt expense, net; and

—	Higher equity earnings in SABMiller;

partially offset by:

—

Lower cigarettes and other tobacco products income, due primarily to lower volume, costs related to the reduction of volume produced for PMI, higher resolution expenses and the timing of promotional expenditures, partially offset by lower wholesale promotional allowance rates.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2008 Forecasted Results – On April 24, 2008, Altria Group, Inc. reaffirmed its guidance that 2008 adjusted diluted earnings per share from continuing operations will be in the previously announced range of $1.63 to $1.67, representing a growth rate of approximately 9% to 11% for the full-year 2008, from an adjusted base of $1.50 per share in 2007. This full-year earnings per share forecast reflects expected stronger earnings per share growth in the second half of this year compared to the first half. This forecast also reflects the income contribution from Middleton, the impact of share repurchases and a higher effective tax rate. Altria Group, Inc. also expects full-year operating companies income growth from continuing operations in the mid-single digits on a reported and adjusted basis. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Reconciliation of 2007 Reported Diluted EPS from Continuing Operations to

2007 Adjusted Diluted EPS from Continuing Operations

2007 Reported diluted EPS from continuing operations	$1.48
Tax items	(0.09)
PMCC recoveries from airline industry exposure	(0.06)
Interest on tax reserve transfers to Kraft	0.02
Asset impairment, exit and implementation costs	0.15

2007 Adjusted diluted EPS from continuing operations	$1.50

Discussion and Analysis

Consolidated Operating Results

See pages 69-71 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Three Months Ended March 31,
	2008	2007
	(in millions)

Net revenues:
Cigarettes and other tobacco products	$4,233	$4,245
Cigars	91
Financial services	86	43

Net revenues	$4,410	$4,288

Excise taxes on products:
Cigarettes and other tobacco products	$791	$800
Cigars	15

Excise taxes on products	$806	$800

Operating income:
Operating companies income:
Cigarettes and other tobacco products	$1,040	$1,130
Cigars	41
Financial services	74	160
Amortization of intangibles	(2)
Gain on sale of corporate headquarters building	404
General corporate expenses	(97)	(110)
Corporate asset impairment and exit costs	(247)	(61)

Operating income	$1,213	$1,119

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

The following events that occurred during the quarter ended March 31, 2008 and 2007, affected the comparability of statement of earnings amounts.

—	Asset Impairment and Exit Costs – For the quarters ended March 31, 2008 and 2007, pre-tax asset impairment and exit costs consisted of the following:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
Separation program Cigarettes and other tobacco products	$11	$-
Separation program General corporate	192	17
Kraft spin-off fees General corporate		44
PMI spin-off fees General corporate	55

Asset impairment and exit costs	$258	$61

Manufacturing Optimization Program

In June 2007, PMI established plans to move the U.S.-based production of cigarettes from PM USA to PMI facilities. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. PM USA anticipates that its cigarette production for PMI, which approximates 57 billion cigarettes, will cease completely during the fourth quarter of 2008. PM USA expects to close its Cabarrus manufacturing facility by the end of 2010.

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

During the first quarter of 2008, PM USA recorded total pre-tax charges of $26 million related to this program. These charges consisted of pre-tax asset impairment and exit costs of $11 million, and $15 million of pre-tax implementation costs associated with the program. The pre-tax implementation costs primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statement of earnings for the three months ended March 31, 2008. Total pre-tax charges incurred since the inception of the program were $397 million. Pre-tax charges of approximately $114 million are expected during the remainder of 2008 for the program. Cash payments related to the program of $11 million were made during the first quarter of 2008, for a total of $22 million since inception.

In addition, the program will entail capital expenditures of approximately $230 million. Capital expenditures for the program of $2 million were made during the first quarter of 2008, for a total of $39 million since inception. The program is expected to generate annual pre-tax cost savings of approximately $156 million by 2011.

Corporate Asset Impairment and Exit Costs

During the first quarter of 2008, in connection with the PMI spin-off, Altria Group, Inc. restructured its corporate headquarters and incurred pre-tax charges of $192 million, comprised primarily of employee separation costs. Substantially all of these charges will result in cash expenditures. Cash payments for the program of $4 million were made during the three months ended March 31, 2008. This restructuring program is expected to yield approximately $250 million in annual savings, beginning in 2009.

In addition, during the first quarters of 2008 and 2007, corporate asset impairment and exit costs also included investment banking and legal fees associated with the PMI spin-off in 2008 and the Kraft spin-off in 2007, as well as the streamlining of various corporate functions in the first quarter of 2007.

—

Gain on Sale of Corporate Headquarters Building – On March 25, 2008, Altria Group, Inc. sold its corporate headquarters building in New York City for $525 million and recorded a pre-tax gain on sale of $404 million.

—

Loss on Early Extinguishment of Debt – As more fully discussed in Note 1. Basis of Presentation and PMI Spin-Off, in the first quarter of 2008, Altria Group, Inc. and its subsidiary, Altria Finance (Cayman Islands) Ltd., completed tender offers to purchase for cash $2.3 billion of notes and debentures denominated in U.S. dollars, and €373 million in euro-denominated bonds, equivalent to $568 million in U.S. dollars. As a result of the tender offers and consent solicitations, Altria Group, Inc. recorded a pre-tax loss of $393 million, which included tender and consent fees of $371 million, on the early extinguishment of debt in the first quarter of 2008.

—

Recoveries from Airline Industry Exposure – During the first quarter of 2007, PMCC recorded a pre-tax gain of $129 million on the sale of its ownership interest in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

—

Discontinued Operations – As a result of the PMI and Kraft spin-offs, which are more fully discussed in Note 1. Basis of Presentation and PMI Spin-Off, to the condensed consolidated financial statements, Altria Group, Inc., has reclassified and reflected the results of PMI and Kraft prior to their respective distribution dates as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows. The assets and liabilities related to PMI were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2007.

Consolidated Results of Operations for the Three Months Ended March 31, 2008

The following discussion compares consolidated operating results for the quarter ended March 31, 2008, with the quarter ended March 31, 2007.

Net revenues, which include excise taxes billed to customers, increased $122 million (2.8%). Excluding excise taxes, net revenues increased $116 million (3.3%), due primarily to the acquisition of Middleton and higher revenues from the financial services segment.

Excise taxes on products increased $6 million (0.8%), due primarily to the acquisition of Middleton, partially offset by the impact of lower volume in the cigarettes and other tobacco products segment.

Cost of sales increased $99 million (5.5%), due primarily to higher ongoing resolution costs ($44 million), the acquisition of Middleton ($20 million), higher product costs ($22 million) and implementation costs related to the closure of the Cabarrus manufacturing facility ($15 million).

Marketing, administration and research costs were essentially flat, due primarily to lower corporate, and general and administrative costs, offset by the acquisition of Middleton, higher research and development costs, and higher marketing costs.

Operating income increased $94 million (8.4%), due primarily to the gain on the sale of the corporate headquarters building and the acquisition of Middleton. These items were partially offset by higher charges for asset impairment, exit and implementation costs, lower operating results from the cigarettes and other tobacco products segment, and a decrease at PMCC due to cash recoveries in 2007 from assets which had previously been written down.

Interest and other debt (income) expense, net, was $16 million of income for the three months ending March 31, 2008, compared with $104 million of expense for the three months ending March 31, 2007. This change was due primarily to interest expense on tax reserve transfers to Kraft in 2007, and lower average debt levels during the first quarter of 2008.

Earnings from continuing operations of $614 million decreased $82 million (11.8%), due primarily to the 2008 loss on early extinguishment of debt, partially offset by the change in interest and other debt (income) expense, net, higher operating income and higher equity earnings in SABMiller. Diluted and basic EPS from continuing operations of $0.29 each decreased 12.1%.

Earnings from discontinued operations, net of income taxes and minority interest (which represents the results of PMI and Kraft prior to the spin-offs), decreased $214 million, due to the spin-off of Kraft in the first quarter of 2007, partially offset by higher earnings from PMI in the first quarter of 2008.

Net earnings of $2.5 billion decreased $296 million (10.8%). Diluted and basic EPS from net earnings of $1.16 decreased by 10.8% and 11.5%, respectively.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The United States tobacco industry faces a number of challenges that may adversely affect the business and volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, which are discussed below and in the Cautionary Factors That May Affect Future Results section, include:

•	pending and threatened litigation and bonding requirements as discussed in Note 11. Contingencies (“Note 11”);

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

•	actual and proposed excise tax increases as well as changes in tax structures;

•	actual and proposed restrictions affecting tobacco product manufacturing, marketing, advertising and sales;

•	the sale of counterfeit tobacco products by third parties;

•	the sale of tobacco products by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations, and the potential assertion of claims, relating to contraband shipments of tobacco products;

•	governmental investigations;

•	governmental and private bans and restrictions on tobacco use;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates to further restrict tobacco use;

•	governmental requirements setting ignition propensity standards for cigarettes; and

•	other actual and proposed tobacco product legislation and regulation.

In the ordinary course of business, our tobacco subsidiaries are subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Excise Taxes: Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States.

At the federal level, legislation has been passed by Congress that would increase the federal excise tax on cigarettes by $0.61 a pack, and impose similar increases in the excise tax rates for other tobacco products. The President has twice vetoed this legislation. It is not possible to predict whether such legislation will be reintroduced and become law or if similar or higher federal tax increases will be enacted.

State and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, between the end of 1997 and the end of 2007, the weighted year-end average state and certain local cigarette excise taxes increased from $0.35 to $1.01. In 2007, ten states which represent a significant amount of industry volume, including Texas, increased their cigarette excise taxes. This drove the weighted year-end average state cigarette excise tax up 13 cents to $1.01, the largest increase since 2002.

Tax increases are expected to continue to have an adverse impact on sales of tobacco products by our tobacco subsidiaries, due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments, to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

Food and Drug Administration (the “FDA”) Regulations: In February 2007, bipartisan legislation was introduced in the United States Senate and House of Representatives that, if enacted, would grant the FDA broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products and disclosures of related information. The legislation also would grant the FDA authority to extend the application of this legislation, by regulation, to other tobacco products, including cigars. Among other measures, this legislation would:

•	provide the FDA with authority to regulate nicotine yields and to reduce or eliminate harmful smoke constituents or harmful ingredients or other components of tobacco products;

•	ban descriptors such as “light” and “low tar,” unless expressly authorized by the FDA;

•	require complete ingredient disclosure to the FDA and more limited public ingredient disclosure;

•	require FDA approval of any express or implied claims that a tobacco product is or may be less harmful than other tobacco products;

•	prohibit cigarettes with characterizing flavors other than menthol and tobacco;

•	impose new restrictions on the sale and distribution of tobacco products; and

•

change the language of the current cigarette and smokeless tobacco product health warnings, enlarge their size, and grant the FDA authority to require new warnings, including graphic warnings, in the future.

This legislation would also grant the FDA the authority to impose certain recordkeeping and reporting obligations to address counterfeit and contraband tobacco products and would impose fees to pay for the cost of regulation and other matters.

Under this legislation pending before Congress, significant new restrictions also could be imposed on the advertising and promotion of tobacco products. For example, subject to further amendment by the FDA and constitutional or other legal challenge, the FDA legislation would require the re-promulgation by the FDA of certain advertising and promotion restrictions that were previously adopted by the FDA in 1996, in connection with the FDA’s prior effort — which ultimately was overturned by the U.S. Supreme Court in 2000 — to regulate cigarettes and smokeless tobacco products as a drug and device. Among other measures, those 1996 regulations included substantial restrictions on the advertising and promotion of cigarettes and smokeless tobacco products that extended significantly beyond the restrictions agreed upon by participating manufacturers in connection with the state settlement agreements discussed below.

In August 2007, the Senate Health, Education, Labor and Pensions Committee, and, in April 2008, the House Committee on Energy and Commerce, approved revised versions of this legislation. Whether Congress will grant the FDA broad authority over tobacco products, and the precise nature and execution of that authority, if granted, cannot be predicted. If the FDA were granted such authority, regulations imposed by the FDA could impact consumer acceptability of tobacco products. Altria Group, Inc. and PM USA believe that tough but reasonable federal regulation can benefit shareholders and other stakeholders by ensuring that all tobacco manufacturers and importers doing business in the U.S. operate at the same high standards, by providing a framework for the further pursuit of tobacco product alternatives that are less harmful than conventional cigarettes and by ensuring transparent, accurate communication about tobacco products to consumers.

The World Health Organization’s (“WHO’s”) Framework Convention on Tobacco Control (the “FCTC”): The FCTC entered into force on February 27, 2005. As of January 2008, more than 150 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

•	establish specific actions to prevent youth tobacco product use;

•	restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship;

•	initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting;

•	implement regulations imposing product testing, disclosure and performance standards;

•	impose health warning requirements on packaging;

•	adopt measures that would eliminate tobacco product smuggling and counterfeit tobacco products;

•	restrict smoking in public places;

•	implement fiscal policies (tax and price increases);

•	adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of tobacco products is safer than another;

•	phase out duty-free tobacco product sales;

•	encourage litigation against tobacco product manufacturers; and

•	adopt and implement guidelines for “testing and measuring the contents and emissions of tobacco products.”

In addition, there are a number of proposals currently under consideration by the governing body of the FCTC, some of which call for substantial restrictions on the manufacture and marketing of tobacco products. It is not possible to predict the outcome of the measures under consideration or the impact of any such measures or FCTC recommendations or requirements on legislation or regulation in the United States, whether or not the United States becomes a party to the FCTC.

Laws Addressing Flavor Varieties or Characterizing Flavors: In certain states, legislation has been proposed which would prohibit the sale of certain flavor varieties of tobacco products or tobacco products with characterizing flavors. The proposed legislation varies in terms of the type of tobacco products subject to prohibition, the conditions under which the sale of such products would be prohibited, and exceptions to the prohibitions. To date, Maine is the only state in which such a prohibition has been enacted, but its provisions affecting cigarette and cigar products do not take effect until July 2009, and covered products may be granted exemptions under that state’s law. PM USA does not currently manufacture or market cigarettes with a characterizing flavor other than menthol or tobacco, which we believe are permitted under the Maine law, as well as the FDA legislation as currently proposed. Depending upon the terms of any regulatory proceedings in Maine, Middleton has certain brand styles that could be impacted. Whether other states will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted.

Tar and Nicotine Test Methods and Brand Descriptors: A number of public health organizations have determined that the existing standardized machine-based methods for measuring tar and nicotine yields in cigarettes do not provide useful information about tar and nicotine deliveries and that such results are misleading to smokers. For example, in the 2001 publication of Monograph 13, the U.S. National Cancer Institute (“NCI”) concluded that measurements based on the Federal Trade Commission (“FTC”) standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” Thereafter, the FTC stated that it would work with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors. That petition remains pending.

In addition, the WHO has concluded that these standardized measurements are “seriously flawed” and that measurements based upon the current standardized methodology “are misleading and should not be displayed.” The International Organization for Standardization (“ISO”) established a working group, chaired by the WHO, to propose a new measurement method that would more accurately reflect human smoking behavior. PM USA has supported the concept of supplementing the ISO test method with a more intensive method, which PM USA believes would better illustrate the wide variability in the delivery of tar, nicotine and carbon monoxide, depending on how an individual smokes a cigarette. The working group has issued a final report proposing two alternative measurement methods. Currently, ISO is in the process of deciding whether to begin further development of the two methods or to wait for additional guidance from the FCTC’s governing body.

In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly challenged the use of descriptors — such as “light,” “mild,” and “low tar” — that are based on measurements produced by those methods. For example, as noted above, the pending FDA legislation would ban such descriptors such as “light” and “low tar” (unless expressly authorized by the FDA). In addition, as discussed in Note 11, in August 2006, a federal trial court entered judgment in favor of the United States government in its lawsuit against various cigarette manufacturers and others, including PM USA and Altria Group, Inc., and enjoined the defendants from using brand descriptors, such as “lights,” “ultra-lights” and “low tar.” In October 2006, the Court of Appeals stayed enforcement of the judgment pending its review of the trial court’s decision.

Tobacco Quota Buy-out: In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by four of the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. For a discussion of the NTGST, see Note 11. Middleton is also subject to the requirements of FETRA, but the amounts it pays are not material. The quota buy-out did not have a material adverse impact on our consolidated results in 2007 and we do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2008 and beyond.

Health Effects of Cigarette Smoking and Exposure to Environmental Tobacco Smoke (“ETS”): Reports with respect to the health effects of cigarette smoking have been publicized for many years, including in a June 2006 United States Surgeon General report on ETS entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Many jurisdictions within the United States have restricted smoking in public places. The pace and scope of public smoking bans have increased significantly. Some public health groups have called for, and some jurisdictions have adopted or proposed, bans on smoking in outdoor places, in private apartments and in cars with minors in them.

It is the policy of PM USA to support a single, consistent public health message on the health effects of cigarette smoking in the development of diseases in smokers, smoking and addiction, and on exposure to ETS. It is also PM USA’s policy to defer to the judgment of public health authorities as to the content of warnings in advertisements and on product packaging regarding the health effects of smoking, addiction and exposure to ETS.

PM USA has established a website that includes, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and ETS. The site reflects PM USA’s agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The website advises smokers, and those considering smoking, to rely on the messages of public health authorities in making all smoking-related decisions. The website address is www.philipmorrisusa.com. The information on PM USA’s website is not, and shall not be deemed to be, a part of this document or incorporated into any filings Altria Group, Inc. makes with the Securities and Exchange Commission.

It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure. Although most regulation of ETS exposure to date has been done at the state or local level through bans in public establishments, the State of California has been particularly active in evaluating the health risks of ETS exposure. Currently, the California Air Resources Board (“CARB”) under its toxic air contaminant program and the California Office of Environmental Health Hazard Assessment (“OEHHA”) under California Proposition 65 are developing programs to regulate ETS exposures in California. Those programs have not yet been fully developed and there is no specific timeframe for them to be completed.

Reduced Cigarette Ignition Propensity Legislation: Legislation or regulation requiring cigarettes to meet reduced ignition propensity standards has been adopted or is being considered in a vast majority of the states. New York State implemented ignition propensity standards in June 2004. As of May 6, 2008, comparable standards have been enacted by twenty-eight other states and the District of Columbia. As of August 1, 2008, those standards will be in effect in 16 of those states and the District of Columbia, covering approximately 30% of current PM USA volume. PM USA supports the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards and apply to all cigarettes sold in the United States. Although PM USA believes that a national standard is the most appropriate way to address the issue, it has been actively supporting the adoption of laws at the state level that require all manufacturers to comply with the standard first adopted in New York. PM USA anticipates that a substantial number of the remaining states will adopt ignition propensity standards in the next two years.

Illicit Trade: Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. For example, at the federal level, one bill pending in Congress would address illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery and sale of such products and make such products non-mailable through the U.S. Postal Service. Another bill pending in Congress contemplated, among other things, the implementation of a new federal tax stamping system. PM USA supports strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products. For example, PM USA is engaged in a number of initiatives to help prevent contraband trade in cigarettes, including: enforcement of PM USA wholesale and retail trade policies on trade in contraband cigarettes and Internet/remote sales; engagement with and support of law enforcement and regulatory agencies; litigation to protect the company’s trademarks; and support for a variety of federal and state legislative initiatives. PM USA’s legislative initiatives to address contraband trade in cigarettes are designed to better control and protect the legitimate channels of distribution, impose more stringent penalties for the violation of laws and provide additional tools for law enforcement.

State Settlement Agreements: As discussed in Note 11, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements require PM USA to make substantial annual payments. The settlements also place numerous restrictions on PM USA’s business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement, and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced at the state level to subject cigarettes and other tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; and further restrict the advertising of cigarettes and other tobacco products.

It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented relating to the manufacturing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented in the United States that might materially affect the business and volume of our tobacco subsidiaries and our consolidated results of operations and cash flows.

Governmental Investigations: From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. In this regard, Altria Group, Inc. believes that Canadian authorities are contemplating a legal proceeding based on an investigation of Altria Group, Inc. entities relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s. Altria Group, Inc. and its subsidiaries cannot predict the outcome of this investigation or whether additional investigations may be commenced.

Tobacco Price, Availability and Quality: Shifts in crops driven by economic conditions and adverse weather patterns, government mandated prices and production control programs may increase or decrease the cost or reduce the quality of tobacco and other agricultural products used to manufacture our products. As with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns.

Tobacco production in certain countries is subject to a variety of controls, including governmental mandated prices and production control programs. Changes in the patterns of demand for agricultural products and the cost of tobacco production could cause tobacco leaf prices to increase and could result in farmers growing less tobacco. Any significant change in the price of tobacco leaf, quality and quantity could affect our tobacco subsidiaries’ profitability and business.

Operating Results – Three Months Ended March 31, 2008

The following discussion compares tobacco operating results for the three months ended March 31, 2008, with the three months ended March 31, 2007.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2008	2007	2008	2007
	(in millions)
Cigarettes and other tobacco products	$4,233	$4,245	$1,040	$1,130
Cigars	91		41

Total tobacco	$4,324	$4,245	$1,081	$1,130

Cigarettes and other tobacco products. Net revenues, which include excise taxes billed to customers, decreased $12 million (0.3%). Excluding excise taxes, net revenues were essentially unchanged, due primarily to lower volume, offset by lower wholesale promotional allowance rates.

Operating companies income decreased $90 million (8.0%), due primarily to higher ongoing resolution costs and the timing of promotional expenditures, net of lower wholesale promotional allowance rates ($51 million), pre-tax charges in 2008 for asset impairment, exit and implementation costs related to the announced closing of the Cabarrus, North Carolina cigarette manufacturing facility ($26 million), lower volume ($18 million) and costs related to the reduction of volume produced for PMI, partially offset by lower general and administrative expenses.

PM USA’s shipment volume was 40.1 billion units, a decrease of 1.2% or 471 million units, but was estimated to be down approximately 3.5% when adjusted for changes in trade inventories. PM USA estimates that total cigarette industry volume declined approximately 4% in the first quarter of 2008. In the premium segment, PM USA’s shipment volume decreased 1.3%. Marlboro shipment volume decreased 77 million units (0.2%) to 33.2 billion units. In the discount segment, PM USA’s shipment volume was essentially flat, with Basic shipment volume down 3.0% to 3.1 billion units. For the full-year 2008, PM USA estimates a total cigarette industry decline of approximately 3%.

The following table summarizes PM USA’s cigarette volume performance by brand, which includes units sold as well as promotional units, and excludes Puerto Rico, U.S. Territories, Overseas Military and Philip Morris Duty Free Inc., for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
	(in billion units)
Marlboro	33.2	33.3
Parliament	1.3	1.3
Virginia Slims	1.5	1.7
Basic	3.1	3.2

Focus on Four Brands	39.1	39.5
Other	1.0	1.1

Total PM USA	40.1	40.6

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. This panel was not designed to capture sales through other channels, including Internet and direct mail:

	For the Three Months Ended March 31,
	2008	2007
Marlboro	41.5%	40.8%
Parliament	1.9	1.9
Virginia Slims	2.1	2.2
Basic	4.0	4.1

Focus on Four Brands	49.5	49.0
Other	1.4	1.4

Total PM USA	50.9%	50.4%

Effective January 7, 2008, PM USA reduced its wholesale promotional allowances on Parliament by $0.15 per pack from $0.35 to $0.20, and eliminated the $0.20 per pack wholesale promotional allowances on Virginia Slims.

Effective September 10, 2007, PM USA reduced its wholesale promotional allowances on Marlboro, Parliament and Basic by $0.05 per pack, from $0.40 to $0.35, and Virginia Slims by $0.20 per pack, from $0.40 to $0.20. In addition, PM USA raised the price on its other brands by $0.05 per pack effective September 10, 2007 and by $0.20 per pack effective February 12, 2007.

Effective May 5, 2008, PM USA reduced its wholesale promotional allowances on Marlboro, Basic and L&M by $0.09 per pack, from $0.35 to $0.26, and eliminated the $0.20 per pack wholesale promotional allowances on Parliament. In addition, PM USA increased the list price on its other brands by $0.09 per pack.

PM USA anticipates that U.S. industry volume will decline by approximately 2.5% to 3.0% annually over the next few years. For the full-year 2008, PM USA estimates a total cigarette industry decline of approximately 3%. PM USA cannot predict the relative sizes of the premium and discount segments or its shipment or retail market share. PM USA believes that its results may be materially adversely affected by the items discussed under the caption Tobacco—Business Environment.

Cigars. In December 2007, Altria Group, Inc. acquired Middleton. Net revenues, which include excise taxes billed to customers, were $91 million. Operating companies income was $41 million, which includes a pre-

tax charge of $2 million for integration costs. Cigars shipment volume increased 8.2% versus year-ago to 312 million units, driven by Middleton’s leading brand, Black & Mild. Middleton’s first quarter 2008 retail share through February 2008 increased 2.7 share points versus year-ago to 26.8% of the machine-made large cigar segment, driven by Black & Mild. Retail share for Black & Mild increased 3.0 share points versus year-ago to 25.9% of the machine-made large cigar segment. Retail share performance is based on data from the most recent IRI Syndicated Reviews Database (February 2008 year-to-date), which is a tracking service that uses a sample of stores to project market share performance across multiple product categories, including machine-made large cigars.

Middleton entered into an agreement with PM USA to leverage PM USA’s distribution network and field sales force to represent Middleton’s brands. In mid-March 2008, PM USA’s sales force began representing Middleton’s brands at retail and supporting the execution of Middleton’s trade marketing programs.

Financial Services

Business Environment

PMCC remains focused on managing its portfolio of leased assets to maximize gains and cash flows from income generating assets, as well as asset sales and related activities. PMCC is not making new investments and expects that its operating companies income will vary over time as investments mature or are sold. During the first quarter of 2008, PMCC received proceeds of $122 million and recorded gains of $45 million in operating companies income from asset sales. First quarter 2007 results include proceeds of $199 million and operating companies income of $137 million from asset sales, lease maturities and bankruptcy recoveries from assets which had been previously written down.

Included in the proceeds for 2007 were partial recoveries of amounts previously charged to earnings in the allowance for losses related to PMCC’s airline exposure. The operating companies income associated with these recoveries, which is included in the gains shown above, was $129 million for the first quarter of 2007.

PMCC leases one 750 megawatt (“MW”) natural gas-fired power plant (located in Pasadena, Texas) to an indirect subsidiary of Calpine Corporation (“Calpine”). Calpine, which guaranteed the lease, was operating under bankruptcy protection at December 31, 2007 but emerged in the first quarter of 2008. PMCC’s lease to an indirect subsidiary of Calpine was not included as part of the bankruptcy filing and therefore was not affected. With the emergence of Calpine from bankruptcy, there are no PMCC lessees operating under bankruptcy protection.

The activity in the allowance for losses on finance assets for the first quarter of 2008 and 2007 was as follows (in millions):

	For the Three Months Ended March 31,
	2008	2007
Balance at beginning of the year	$204	$480
Amounts recovered		(129)
Amounts written-off		(128)

Balance at March 31	$204	$223

The net impact to the allowance for losses for the three months ended March 31, 2007 related primarily to various airline leases. Amounts recovered of $129 million during the three months ended March 31, 2007 related to partial recoveries of amounts charged to earnings in the allowance for losses in prior years. It is possible that additional adverse developments may require PMCC to increase its allowance for losses.

As discussed further in Note 11. Contingencies, the IRS has disallowed benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999.

Operating Results

	2008	2007
	(in millions)
Net revenues:
Quarter ended March 31,	$86	$43

Operating companies income:
Quarter ended March 31,	$74	$160

PMCC’s net revenues for the quarter ended March 31, 2008 increased $43 million (100.0%) from the comparable period in 2007, due primarily to higher asset management gains. PMCC’s operating companies income for the quarter ended March 31, 2008 decreased $86 million (53.8%) from the quarter ended March 31, 2007, due primarily to a 2007 cash recovery of $129 million from assets which had been previously written down. Excluding the 2007 recovery, operating companies income for the first quarter of 2008 was favorable due primarily to higher asset management gains.

Financial Review

Net Cash Provided by/Used in Operating Activities, Continuing Operations

During the first quarter of 2008, net cash provided by operating activities on a continuing operations basis was $1.9 billion, compared with net cash used in operating activities of $1.7 billion during the comparable 2007 period. This change was due primarily to the timing of payments for tobacco litigation settlement agreements, which were made in April of 2008 and in March of 2007. The impact of the timing of these payments is reflected in the year-over-year changes of the following line items in the condensed consolidated statements of cash flows: deferred tax (benefit) provision, income taxes and accrued settlement charges.

Net Cash Provided by Investing Activities, Continuing Operations

Altria Group, Inc. and PM USA from time to time consider acquisitions as part of their adjacency strategy as evidenced by Altria Group, Inc.’s 2007 acquisition of Middleton.

During the first quarter of 2008, net cash provided by investing activities on a continuing operations basis was $711 million, compared with $184 million during the first quarter of 2007. The increase in cash provided by investing activities was due primarily to proceeds from the sale of Altria Group, Inc.’s corporate headquarters building in New York City and other assets during the first quarter of 2008.

Net Cash Used in Financing Activities, Continuing Operations

During the first quarter of 2008, net cash used in financing activities on a continuing operations basis was $2.7 billion compared with $795 million during the first quarter of 2007. The increase in cash used in financing activities was due primarily to the following:

—	debt tender offers during the first quarter of 2008 which resulted in the repayment of debt as well as the payment of tender and consent fees;

—	a payment of $427 million to PMI during the first quarter of 2008 as a result of the modification to Altria Group, Inc. stock awards; and

—	cash used during the first quarter of 2008 as opposed to cash provided during the first quarter of 2007 related to financing transactions with PMI;

   partially offset by:

—	higher dividends received from PMI during the first quarter of 2008.

Debt and Liquidity

Credit Ratings – At March 31, 2008, Altria Group, Inc.’s debt ratings by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F-2	BBB+	Positive

Credit Lines – Altria Group, Inc. maintains credit facilities and intends to use them to support the issuance of commercial paper.

At March 31, 2008, Altria Group, Inc. had in place a multi-year credit facility in the amount of $4.0 billion, which expires April 15, 2010. Five business days after the effectiveness of the spin-off of PMI, the commitment level of this facility was reduced to $3.5 billion. The facility requires Altria Group, Inc. to maintain a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense, as defined by the credit agreement, of not less than 4.0 to 1.0, and requires the maintenance of a ratio of debt to EBITDA, as defined by the agreement, of not more than 2.5 to 1.0. At March 31, 2008, the ratios of EBITDA to interest expense, and debt to EBITDA, calculated in accordance with the agreement, were 15.3 to 1.0 and 0.4 to 1.0, respectively.

On January 28, 2008, Altria Group, Inc. entered into a $4.0 billion, 364-day bridge loan facility to finance tender offers and consent solicitation expenses related to its outstanding consumer products debt. The tender offers however, were paid with existing cash and to date Altria Group, Inc. has not borrowed under this bridge facility. The agreement contains the same covenants mentioned above, and is required to be prepaid or reduced by the net proceeds of any capital markets transactions.

Altria Group, Inc. expects to continue to meet its covenants. The above facilities do not include any credit rating triggers or any provisions that could require the posting of collateral.

At March 31, 2008, the credit lines for Altria Group, Inc., and the related activity, were as follows (in billions of dollars):

	March 31, 2008
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

Multi-year revolving facility	$4.0	$-	$-	$4.0
Bridge loan facility	4.0	-	-	4.0

	$8.0	$-	$-	$8.0

During April 2008, Altria Group, Inc. began to issue commercial paper to meet its normal working capital needs.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $2.0 billion and $4.7 billion at March 31, 2008 and December 31, 2007, respectively. Total consumer products debt was $1.5 billion and $4.2 billion at March 31, 2008 and December 31, 2007, respectively. The decrease reflects the tender offers discussed below.

In connection with the spin-off of PMI, in the first quarter of 2008, Altria Group, Inc. and its subsidiary, Altria Finance (Cayman Islands) Ltd., completed tender offers to purchase for cash $2.3 billion of notes and debentures denominated in U.S. dollars, and €373 million in euro-denominated bonds, equivalent to $568 million in U.S. dollars. The tender offers were paid with existing cash and Altria Group, Inc. intends to issue new public debt for general corporate purposes, including its share repurchase program, if market conditions permit. As a result of the tender offers and consent solicitations, Altria Group, Inc. recorded a pre-tax loss of $393 million, which included tender and consent fees of $371 million, on the early extinguishment of debt in the first quarter of 2008.

Guarantees - As discussed in Note 11, at March 31, 2008, Altria Group, Inc.’s third-party guarantees, which are related to divestiture activities, were $22 million. These guarantees have no specified expiration dates. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at March 31, 2008, relating to these guarantees. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2008, subsidiaries of Altria Group, Inc. were also contingently liable for $21 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of the Distribution Agreement between Altria Group, Inc. and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a liability recorded on its condensed consolidated balance sheet at March 31, 2008 as the fair value of this indemnification is insignificant.

Payments Under State Settlement and Other Tobacco Agreements – As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States and also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust have now been eliminated by the obligations imposed on PM USA by FETRA. Each of these agreements calls for payments that are based on variable factors, such as cigarette volume, market share and inflation. PM USA accounts for the cost of these agreements as a component of cost of sales as product is shipped.

As a result of these agreements and the enactment of FETRA, PM USA recorded $1,299 million and $1,256 million in cost of sales for the three months ended March 31, 2008 and 2007, respectively. Middleton recorded $1 million related to the enactment of FETRA in cost of sales for the three months ended March 31, 2008.

Based on current agreements and current estimates of volume and market share, the estimated amounts that PM USA and Middleton may charge to cost of sales under these agreements will be approximately as follows:

PM USA		Middleton
(in billions)		(in millions)
2008	$5.6	2008	$4
2009	5.5	2009	4
2010	5.6	2010	5
2011	5.6	2011	5
2012	5.6	2012	5
2013 to 2017	5.6 annually	2013	5
Thereafter	5.7 annually	2014	5

The estimated amounts charged to cost of sales in each of the years above would generally be paid in the following year. As previously stated, the payments due under the terms of these agreements are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The amounts shown in the table above are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 11 for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the years 2003, 2004, 2005 and 2006.

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of March 31, 2008, PM USA has posted various forms of security totaling approximately $193 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

Although litigation is subject to uncertainty and could result in material adverse consequences for the financial condition, cash flows or results of operations of PM USA or Altria Group, Inc in a particular fiscal quarter or fiscal year, management believes the litigation environment has substantially improved and expects cash flow from operations, together with existing credit facilities, to provide sufficient liquidity to meet the ongoing needs of the business.

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007. At March 31, 2008, PMCC’s net finance receivable of $5.6 billion in leveraged leases, which is included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consists of rents receivable ($18.4 billion) and the residual value of assets under lease ($1.5 billion), reduced by third-party nonrecourse debt ($12.0 billion) and unearned income ($2.3 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis. Finance assets, net, at March 31, 2008, also include net finance receivables for direct finance leases ($0.4 billion) and an allowance for losses ($0.2 billion).

Equity and Dividends

As discussed in Note 1. Basis of Presentation and PMI Spin-Off, on March 28, 2008, Altria Group, Inc. distributed all of its interest in PMI to Altria Group, Inc. stockholders of record as of the close of business on March 19, 2008 in a tax-free distribution. The distribution resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $14.4 billion on March 28, 2008.

As discussed in Note 7. Stock Plans, on January 30, 2008, Altria Group, Inc. issued 1.9 million shares of deferred stock to eligible U.S.-based and non-U.S. employees. Restrictions on these shares lapse in the first quarter of 2011. The market value per share was $76.76 on the date of grant. Recipients of 0.5 million of these Altria Group, Inc. deferred shares, who were employed by Altria Group, Inc. after the PMI spin-off, received 1.3 million additional shares of deferred stock of Altria Group, Inc. to preserve the intrinsic value of the award. Recipients of 1.4 million shares of Altria Group, Inc. deferred stock awarded on January 30, 2008, who were employed by PMI after the PMI spin-off, received substitute shares of deferred stock of PMI to preserve the intrinsic value of the award. In February 2008, 1.1 million shares of restricted stock and 0.7 million shares of deferred stock vested. The total fair value of restricted and deferred stock vested during the first quarter of 2008 was $135 million.

Dividends paid in the first quarters of 2008 and 2007 were $1.6 billion and $1.8 billion, respectively, a decrease of 12.3%, primarily reflecting a lower dividend rate in 2008. The dividend paid in the first quarter of 2007 reflects the inclusion of Kraft. Following the Kraft spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and Kraft shares would initially receive the same dividends paid by Altria Group, Inc. prior to the Kraft spin-off.

Altria Group, Inc. has announced its intention to adjust its annualized dividend rate to $1.16 per common share.

In addition, Altria Group, Inc. commenced a $7.5 billion two-year share repurchase program in April 2008.

Market Risk

Derivative financial instruments are used by Altria Group, Inc. and its subsidiaries, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, during the three months ended March 31, 2008 and 2007 as follows (in millions):

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
(Loss) gain at beginning of period	$(5)	$13
Derivative losses (gains) transferred to earnings	89	(24)
Change in fair value	(270)	14
Kraft spin-off		2
PMI spin-off	182

(Loss) gain as of March 31	$(4)	$5

See Note 10. Fair Value Measurements, for disclosures related to the fair value of derivative financial instruments.

Foreign exchange rates. During the first quarter of 2008, Altria Group, Inc. purchased forward foreign exchange contracts to mitigate its exposure to changes in exchange rates from its euro-denominated debt. While these forward exchange contracts were effective as economic hedges, they do not qualify for hedge accounting treatment and therefore $36 million of unrealized gains relating to these contracts were reported in Altria Group, Inc.’s condensed consolidated statement of earnings for the quarter ended March 31, 2008. At March 31, 2008, Altria Group, Inc. had contracts with aggregate notional amounts of $1.0 billion, all of which will mature in the second quarter of 2008.

In addition, Altria Group, Inc. used foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps converted fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity, and were accounted for as cash flow hedges. At March 31, 2008, Altria Group, Inc. had no such swap agreements remaining. At December 31, 2007, the notional amounts of foreign currency swap agreements aggregated $1.5 billion.

Altria Group, Inc. also designated certain foreign currency denominated debt and forwards as net investment hedges of foreign operations. During the quarters ended March 31, 2008 and 2007, these hedges of net investments resulted in losses, net of income taxes, of $85 million and gains, net of income taxes, of $16 million, respectively, and were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments. The accumulated losses recorded as net investment hedges of foreign operations were recognized and recorded in connection with the PMI distribution. At March 31, 2008, Altria Group, Inc. had no such net investment hedges remaining.

New Accounting Standards

See Note 10 and Note 13 to the Condensed Consolidated Financial Statements for a discussion of new accounting standards.

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

Tobacco-Related Litigation. Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA, as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending cases. An unfavorable outcome or settlement of pending tobacco related litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related litigation are significant and, in certain cases, range in the billions of dollars. The variability in pleadings, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome.

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

It is possible that PM USA’s or Altria Group, Inc.’s consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes the litigation environment has substantially improved. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal

*

This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria Group, Inc. and its various operating subsidiaries or when any distinction is clear from the context.

of adverse verdicts. All such cases are, and will continue to be, vigorously defended. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. Please see Note 11 for a discussion of pending tobacco-related litigation.

Tobacco Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of smoking, restricting marketing and advertising, imposing regulations on warnings and disclosure of ingredients and flavors, prohibiting the sale of certain flavor varieties of tobacco products or tobacco products with characterizing flavors and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels.

Excise Taxes. Tobacco products are subject to substantial excise taxes and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local level. Tax increases are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. For further discussion, see Business Environment – Excise Taxes.

Increased Competition in the United States Tobacco Market. Settlements of certain tobacco litigation in the United States have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and increased imports of foreign lowest priced brands. Further competition has resulted from consumer purchase shifts from cigarettes to other tobacco product categories.

Governmental Investigations. From time to time, Altria Group, Inc. and its tobacco subsidiaries are subject to governmental investigations on a range of matters. There is an ongoing investigation in Canada, relating to allegations of contraband shipments of cigarettes. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our tobacco subsidiaries’ businesses could be materially affected by an unfavorable outcome of pending or future investigations.

New Tobacco Product Technologies. PM USA continues to seek ways to develop and to commercialize new tobacco product technologies that may reduce the health risks associated with the tobacco products it manufactures, while continuing to offer adult consumers tobacco products that meet their taste expectations. Potential solutions being researched include tobacco products that reduce or eliminate exposure to cigarette smoke, including those constituents identified by public health authorities as harmful. PM USA may not succeed in these efforts. If it does not succeed, but one or more of its competitors does, PM USA may be at a competitive disadvantage. Further, we cannot predict whether regulators will permit the marketing of tobacco products with claims of reduced risk to consumers or whether consumers’ purchase decisions would be affected by such claims, which could affect the commercial viability of any tobacco products that might be developed.

Adjacency Strategy. Altria Group, Inc. and PM USA have adjacency growth strategies involving moves and potential moves into complementary tobacco or tobacco-related products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful.

Tobacco Price, Availability and Quality. Any significant change in tobacco leaf prices, quality or quantity could affect our tobacco subsidiaries’ profitability and business. For a discussion of factors that influence leaf prices, availability and quality, see Business Environment – Tobacco Price, Availability and Quality.

Attracting and Retaining Talent. Our ability to implement our strategy of attracting and retaining the best talent may be impaired by the decreasing social acceptance of tobacco usage. The tobacco industry competes for talent with the consumer products industry and other companies that enjoy greater societal acceptance. As a result, our tobacco subsidiaries may be unable to attract and retain the best talent.

Competition and Economic Downturns. Each of our tobacco subsidiaries is subject to intense competition, changes in consumer preferences and local economic conditions. To be successful, they must continue to:

—	promote brand equity successfully;

—	anticipate and respond to new consumer trends;

—	develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products;

—	improve productivity; and

—	be able to protect or enhance margins through price increases.

The willingness of consumers to purchase premium cigarette brands depends in part on local economic conditions. In periods of economic uncertainty, consumers may purchase more private label and other economy brands, and the volume of our consumer products subsidiaries could suffer accordingly.

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

Acquisitions. Altria Group, Inc. and PM USA from time to time consider acquisitions as part of their adjacency strategy. From time to time we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our debt ratings over time, it is possible that completing a given acquisition or other event could impact our debt ratings or the outlook for those ratings. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms or that all future acquisitions will be quickly accretive to earnings.

Asset Impairment. We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. This calculation may be affected by the market conditions noted above, as well as interest rates and general economic conditions. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings.

IRS Challenges to PMCC Leases. The Internal Revenue Service has challenged the tax treatment of certain of PMCC’s leveraged leases. Should PMCC not prevail in this litigation, PMCC may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. For further discussion see Note 11. Contingencies.

Item 4. Controls and Procedures.

Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including Altria Group, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, Altria Group, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective. There have been no changes in Altria Group, Inc.’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Altria Group, Inc.’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 11. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 1A.	Risk Factors.

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2007. Other than as set forth in Part I – Item 2. of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Altria Group, Inc.’s share repurchase activity for each of the three months ended March 31, 2008, was as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	1,411	$78.66	–	–

February 1, 2008 – February 29, 2008	451,823	$75.40	–	–

March 1, 2008 – March 31, 2008			–	–

For the Quarter Ended March 31, 2008	453,234	$75.41	–	–

(1)

The shares repurchased during the periods presented above represent shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

2.1

Distribution Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of January 30, 2008 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 30, 2008).

	3.1	By-Laws of Altria Group, Inc., as amended effective March 27, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2008).

4.1

First Supplemental Indenture dated February 13, 2008, between Altria Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 15, 2008).

4.2

Third Supplemental Indenture dated February 13, 2008, between Altria Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 15, 2008).

	10.1	U.S. $4,000,000,000 364-Day Bridge Loan Agreement dated January 28, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2008).

10.2

Transition Services Agreement by and between Altria Corporate Services, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2008).

10.3

Employee Matters Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 28, 2008).

10.4

Tax Sharing Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 28, 2008).

10.5

Intellectual Property Agreement by and between Philip Morris International Inc. and Philip Morris USA Inc., dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 28, 2008).

	10.6	Deferred Stock Agreement for Altria Common Stock, dated as of January 30, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2008).

	12	Statement regarding computation of ratios of earnings to fixed charges.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DAVID R. BERAN

David R. Beran
Executive Vice President and
Chief Financial Officer

May 9, 2008