Form 10-Q
period 2008-06-30
ALTRIA GROUP, INC.
filed 2008-08-07
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At July 31, 2008, there were 2,059,730,441 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Consumer products
Cash and cash equivalents	$415	$4,842

Receivables (less allowances of $3 in 2008 and 2007)	51	83
Receivable from Philip Morris International Inc.	70

Inventories:
Leaf tobacco	696	861
Other raw materials	165	160
Finished product	278	233

	1,139	1,254

Current assets of discontinued operations		14,767
Other current assets	1,882	1,944

Total current assets	3,557	22,890

Property, plant and equipment, at cost	5,288	5,626
Less accumulated depreciation	3,109	3,204

	2,179	2,422

Goodwill	81	76
Other intangible assets, net	3,043	3,049
Prepaid pension assets	938	912
Investment in SABMiller	4,273	3,960
Long-term assets of discontinued operations		16,969
Other assets	916	870

Total consumer products assets	14,987	51,148

Financial services
Finance assets, net	5,831	6,029
Other assets	33	34

Total financial services assets	5,864	6,063

TOTAL ASSETS	$20,851	$57,211

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
LIABILITIES
Consumer products
Short-term borrowings	$ 1,711	$-
Current portion of long-term debt	378	2,354
Accounts payable	271	611
Payable to Philip Morris International Inc.		257
Accrued liabilities:
Marketing	286	327
Taxes, except income taxes	169	70
Employment costs	146	283
Settlement charges	2,409	3,986
Other	908	849
Income taxes		184
Dividends payable	603	1,588
Current liabilities of discontinued operations		8,273

Total current liabilities	6,881	18,782

Long-term debt	101	1,885
Deferred income taxes	1,120	968
Accrued pension costs	174	198
Accrued postretirement health care costs	1,887	1,916
Long-term liabilities of discontinued operations		8,065
Other liabilities	1,254	1,240

Total consumer products liabilities	11,417	33,054

Financial services
Long-term debt	500	500
Deferred income taxes	4,792	4,911
Other liabilities	208	192

Total financial services liabilities	5,500	5,603

Total liabilities	16,917	38,657

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	6,368	6,884
Earnings reinvested in the business	21,907	34,426
Accumulated other comprehensive losses	(808)	(237)

	28,402	42,008

Less cost of repurchased stock (746,412,862 shares in 2008 and 698,284,555 shares in 2007)	(24,468)	(23,454)

Total stockholders’ equity	3,934	18,554

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 20,851	$57,211

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,

	2008	2007

Net revenues	$9,464	$9,149
Cost of sales	4,055	3,809
Excise taxes on products	1,681	1,699

Gross profit	3,728	3,641
Marketing, administration and research costs	1,297	1,323
Asset impairment and exit costs	277	379
Gain on sale of corporate headquarters building	(404)
Recoveries from airline industry exposure		(207)
Amortization of intangibles	3

Operating income	2,555	2,146
Interest and other debt expense, net	2	163
Loss on early extinguishment of debt	393
Equity earnings in SABMiller	(290)	(260)

Earnings from continuing operations before income taxes	2,450	2,243
Provision for income taxes	906	832

Earnings from continuing operations	1,544	1,411
Earnings from discontinued operations, net of income taxes and minority interest	1,840	3,554

Net earnings	$3,384	$4,965

Per share data:

Basic earnings per share:
Continuing operations	$0.74	$0.67
Discontinued operations	0.88	1.70

Net earnings	$1.62	$2.37

Diluted earnings per share:
Continuing operations	$0.73	$0.67
Discontinued operations	0.88	1.68

Net earnings	$1.61	$2.35

Dividends declared	$1.04	$1.55

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,

	2008	2007

Net revenues	$5,054	$4,861
Cost of sales	2,168	2,021
Excise taxes on products	875	899

Gross profit	2,011	1,941
Marketing, administration and research costs	649	674
Asset impairment and exit costs	19	318
Recoveries from airline industry exposure		(78)
Amortization of intangibles	1

Operating income	1,342	1,027
Interest and other debt expense, net	18	59
Equity earnings in SABMiller	(147)	(162)

Earnings from continuing operations before income taxes	1,471	1,130
Provision for income taxes	541	415

Earnings from continuing operations	930	715
Earnings from discontinued operations, net of income taxes and minority interest		1,500

Net earnings	$930	$2,215

Per share data:

Basic earnings per share:
Continuing operations	$0.45	$0.34
Discontinued operations		0.71

Net earnings	$0.45	$1.05

Diluted earnings per share:
Continuing operations	$0.45	$0.34
Discontinued operations		0.71

Net earnings	$0.45	$1.05

Dividends declared	$0.29	$0.69

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2007 and

the Six Months Ended June 30, 2008

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity
Balances, January 1, 2007	$935	$6,356	$59,879	$(97)	$(3,711)	$(3,808)	$(23,743)	$39,619
Comprehensive earnings:
Net earnings			9,786					9,786
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				736		736		736
Change in net loss and prior service cost					744	744		744
Change in fair value of derivatives accounted for as hedges					(18)	(18)		(18)

Total other comprehensive earnings								1,462

Total comprehensive earnings								11,248

Adoption of FIN 48 and FAS 13-2			711					711
Exercise of stock options and issuance of other stock awards (1)		528					289	817
Cash dividends declared ($3.05 per share)			(6,430)					(6,430)
Spin-off of Kraft Foods Inc.			(29,520)	89	2,020	2,109		(27,411)

Balances, December 31, 2007	935	6,884	34,426	728	(965)	(237)	(23,454)	18,554

Comprehensive earnings:
Net earnings			3,384					3,384
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				233		233		233
Change in net loss and prior service cost					28	28		28
Change in fair value of derivatives accounted for as hedges					(177)	(177)		(177)

Total other comprehensive earnings								84

Total comprehensive earnings								3,468

Exercise of stock options and issuance of other stock awards (2)		(516)					152	(364)
Cash dividends declared ($1.04 per share)			(2,183)					(2,183)
Stock repurchased							(1,166)	(1,166)
Spin-off of Philip Morris International Inc.			(13,720)	(961)	306	(655)		(14,375)

Balances, June 30, 2008	$935	$6,368	$21,907	$-	$(808)	$(808)	$(24,468)	$3,934

(1)	Includes $179 million increase to additional paid-in capital for the reimbursement from Kraft as a result of modifications to Altria Group, Inc. stock awards.
(2)	Includes $449 million decrease to additional paid-in capital for the reimbursement to PMI as a result of modifications to Altria Group, Inc. stock awards. See Note 1.

Total comprehensive earnings were $932 million and $2,992 million for the quarters ended June 30, 2008 and 2007, respectively, and $5,897 million for the six months ended June 30, 2007.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,

	2008	2007
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Earnings from continuing operations - Consumer products	$1,488	$1,229
- Financial services	56	182
Earnings from discontinued operations, net of income taxes and minority interest	1,840	3,554

Net earnings	3,384	4,965

Impact of earnings from discontinued operations, net of income taxes and minority interest	(1,840)	(3,554)

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	110	124
Deferred income tax provision	91	505
Equity earnings in SABMiller	(290)	(260)
Asset impairment and exit costs, net of cash paid	145	322
Gain on sale of corporate headquarters building	(404)
Loss on early extinguishment of debt	393
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(69)	207
Inventories	115	261
Accounts payable	(156)	(133)
Income taxes	(163)	(435)
Accrued liabilities and other current assets	(184)	(5)
Accrued settlement charges	(1,577)	(1,144)
Pension plan contributions	(17)	(18)
Pension provisions and postretirement, net	78	107
Other	(10)	(37)
Financial services
Deferred income tax benefit	(119)	(234)
Other	67	69

Net cash (used in) provided by operating activities, continuing operations	(446)	740
Net cash provided by operating activities, discontinued operations	1,666	4,379

Net cash provided by operating activities	1,220	5,119

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,

	2008	2007
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(85)	$(140)
Proceeds from sale of corporate headquarters building	525
Other	110	64
Financial services
Investments in finance assets		(3)
Proceeds from finance assets	148	340

Net cash provided by investing activities, continuing operations	698	261
Net cash used in investing activities, discontinued operations	(317)	(822)

Net cash provided by (used in) investing activities	381	(561)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net issuance of short-term borrowings	1,711	2
Long-term debt repaid	(3,814)	(500)
Repurchase of Altria Group, Inc. common stock	(1,166)
Dividends paid on Altria Group, Inc. common stock	(3,168)	(3,616)
Issuance of Altria Group, Inc. common stock	72	330
Kraft Foods Inc. dividends paid to Altria Group, Inc.		728
Philip Morris International Inc. dividends paid to Altria Group, Inc.	3,019	1,230
Tender and consent fees related to the early extinguishment of debt	(371)
Changes in amounts due to/from Philip Morris International Inc.	(721)	532
Other	(241)	36

Net cash used in financing activities, continuing operations	(4,679)	(1,258)
Net cash used in financing activities, discontinued operations	(1,648)	(1,965)

Net cash used in financing activities	(6,327)	(3,223)

Effect of exchange rate changes on cash and cash equivalents:
Discontinued operations	(126)	52

Cash and cash equivalents, continuing operations:

Decrease	(4,427)	(257)

Balance at beginning of period	4,842	3,105

Balance at end of period	$415	$2,848

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation and PMI Spin-Off:

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2008. This Form 8-K revised certain information disclosed in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 in order to reflect Philip Morris International Inc. (“PMI”) as a discontinued operation and to reflect the change in reportable segments, both of which are discussed further below.

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

On March 28, 2008, Altria Group, Inc. distributed all of its interest in PMI to Altria Group, Inc.’s stockholders in a tax-free distribution, as discussed below. Altria Group, Inc. has reflected the results of PMI prior to the distribution as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows. The assets and liabilities related to PMI were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2007.

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

The products of Altria Group, Inc.’s subsidiaries include cigarettes and other tobacco products sold in the United States by Philip Morris USA Inc. (“PM USA”), and machine-made large cigars and pipe tobacco sold by John Middleton Co. (“Middleton”). Beginning with the first quarter of 2008, Altria Group, Inc. revised its reportable segments to reflect the change in the way in which Altria Group, Inc.’s management reviews the business as a result of the acquisition of Middleton and the PMI spin-off. Altria Group, Inc.’s revised segments, which are reflected in these financial statements, are Cigarettes and other tobacco products; Cigars; and Financial services. Accordingly, prior period segment results have been revised.

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due primarily to the classification of PMI as a discontinued operation and revised segment information.

PMI Spin-Off

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

As set forth in the Employee Matters Agreement, the exercise price of each option was developed to reflect the relative market values of PMI and Altria Group, Inc. shares, by allocating the share price of Altria Group, Inc. common stock before the spin-off ($73.83) to PMI shares ($51.44) and Altria Group, Inc. shares ($22.39) and then multiplying each of these allocated values by the Option Conversion Ratio. The Option Conversion Ratio was equal to the exercise price of the Altria Group, Inc. option, prior to any adjustment for the spin-off, divided by the share price of Altria Group, Inc. common stock before the spin-off ($73.83). As a result, the new PMI option and the adjusted Altria Group, Inc. option had an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. option.

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

To the extent that employees of the remaining Altria Group, Inc. received PMI stock options, Altria Group, Inc. reimbursed PMI in cash for the Black-Scholes fair value of the stock options received. To the extent that PMI employees held Altria Group, Inc. stock options, PMI reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria Group, Inc. received PMI deferred stock, Altria Group, Inc. paid to PMI the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that PMI employees held Altria Group, Inc. restricted stock or deferred stock, PMI reimbursed Altria Group, Inc. in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to PMI for the restricted or deferred stock. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria Group, Inc. to PMI. The reimbursement to PMI is reflected as a decrease to the additional paid-in capital of Altria Group, Inc. on the June 30, 2008 condensed consolidated balance sheet.

In connection with the spin-off, PMI paid to Altria Group, Inc. $4.0 billion in special dividends in addition to its normal dividends to Altria Group, Inc. PMI paid $3.1 billion of these special dividends in 2007 and paid the additional $900 million in the first quarter of 2008.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Prior to the PMI spin-off, PMI was included in the Altria Group, Inc. consolidated federal income tax return, and PMI’s federal income tax contingencies were recorded as liabilities on the balance sheet of Altria Group, Inc. Altria Group, Inc. reimbursed PMI in cash for these liabilities, which were $97 million.

Prior to the PMI spin-off, certain employees of PMI participated in the U.S. benefit plans offered by Altria Group, Inc. The benefits previously provided by Altria Group, Inc. are now provided by PMI. As a result, new plans were established by PMI, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities were transferred to the PMI plans. The transfer of these benefits resulted in Altria Group, Inc. reducing its benefit plan liabilities by $129 million and increasing its prepaid pension assets by $33 million in its condensed consolidated balance sheet, partially offset by the related deferred tax assets ($23 million) and the corresponding Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” adjustment to stockholders’ equity ($27 million). Altria Group, Inc. paid PMI a corresponding amount of $112 million in cash, which is net of the related tax benefit.

A subsidiary of Altria Group, Inc. previously provided PMI with certain corporate services at cost plus a management fee. After the Distribution Date, PMI independently undertook most of these activities. Any remaining limited services provided to PMI by the Altria Group, Inc. service subsidiary under the Transition Services Agreement are expected to cease in 2008. The settlement of the intercompany accounts (including the amounts discussed above related to stock awards, tax contingencies and benefit plans) resulted in a net payment from Altria Group, Inc. to PMI of $332 million. In March 2008, Altria Group, Inc. made an estimated payment of $427 million to PMI, thereby resulting in PMI reimbursing $95 million to Altria Group, Inc. in the second quarter of 2008.

The distribution resulted in a net decrease to Altria Group, Inc.’s stockholders’ equity of $14.4 billion on the Distribution Date.

Dividends and Share Repurchases

During the second quarter of 2008, Altria Group, Inc.’s Board of Directors adjusted Altria Group, Inc.’s current quarterly dividend rate to $0.29 per common share. This adjustment was intended to allow Altria Group, Inc. stockholders who retained their PMI shares to initially receive, in the aggregate, the same cash dividend rate that existed before the spin-off. The present annualized dividend rate is $1.16 per Altria Group, Inc. common share. Altria Group, Inc. has established a dividend policy that anticipates a payout ratio of approximately 75% post-spin. Payment of cash dividends is at the discretion of the Board of Directors.

In April 2008, Altria Group, Inc. began repurchasing its shares under the share repurchase program previously approved by the Board of Directors. As of June 30, 2008, Altria Group, Inc. had repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share, under this program.

Tender Offer for Altria Group, Inc. Notes

In connection with the spin-off of PMI, in the first quarter of 2008, Altria Group, Inc. and its subsidiary, Altria Finance (Cayman Islands) Ltd., completed tender offers to purchase for cash $2.3 billion of notes and debentures denominated in U.S. dollars, and €373 million in euro-denominated bonds, equivalent to $568 million in U.S. dollars.

In order to finance the tender offers, Altria Group, Inc. arranged a $4.0 billion, 364-day bridge loan facility with substantially the same terms as its existing credit facility. The tender offers, however, were paid with

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

existing cash and to date Altria Group, Inc. has not borrowed under this bridge facility. Altria Group, Inc. intends to issue new public debt for general corporate purposes when market conditions permit.

As a result of the tender offers and consent solicitations, Altria Group, Inc. recorded a pre-tax loss of $393 million, which included tender and consent fees of $371 million, on the early extinguishment of debt in the first quarter of 2008.

Note 2.   Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2008	2007	2008	2007
		(in millions)
Separation program	Cigarettes and other tobacco products	$29	$283	$18	$283
Separation program	General corporate	193	17	1
Asset impairment	Cigarettes and other tobacco products		35		35
Kraft spin-off fees	General corporate		44
PMI spin-off fees	General corporate	55

Asset impairment and exit costs		$277	$379	$19	$318

The movement in the asset impairment and exit cost liabilities for Altria Group, Inc. for the six months ended June 30, 2008 was as follows:

	Severance	Other	Total
	(in millions)
Liability balance, January 1, 2008	$279	$3	$282
Charges	141	136	277
Cash spent	(74)	(58)	(132)
Other	3	(18)	(15)

Liability balance, June 30, 2008	$349	$63	$412

Other charges in the table above primarily represent PMI spin-off fees, as well as pension and postretirement termination benefits.

Manufacturing Optimization Program

In June 2007, PMI established plans to move the U.S.-based production of cigarettes from PM USA to PMI facilities. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. PM USA anticipates that its cigarette production for PMI, which approximated 57 billion cigarettes in 2007, will end during the fourth quarter of 2008. PM USA expects to close its Cabarrus manufacturing facility by the end of 2010.

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

During the six months and three months ended June 30, 2008, PM USA recorded total pre-tax charges of $61 million and $35 million, respectively, related to this program. These charges consisted of pre-tax asset impairment and exit costs of $29 million and $18 million for the six months and three months ended June 30, 2008, respectively, as well as pre-tax implementation costs associated with the program of $32 million and $17 million for the six months and three months ended June 30, 2008, respectively. The pre-tax implementation costs were primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statement of earnings for the six months and three months ended June 30, 2008. PM USA recorded an initial pre-tax charge for the program of $318 million in the second quarter of 2007 related primarily to employee separation programs. Total pre-tax charges incurred since the inception of the program were $432 million. Pre-tax charges of approximately $79 million are expected during the remainder of 2008 for the program. Cash payments related to the program of $29 million and $18 million were made during the six and three months ended June 30, 2008, respectively, for a total of $40 million since inception.

Corporate Asset Impairment and Exit Costs

During the first quarter of 2008, in connection with the PMI spin-off, Altria Group, Inc. restructured its corporate headquarters and incurred pre-tax charges of $193 million for the six months ended June 30, 2008, consisting primarily of employee separation costs. Substantially all of these charges will result in cash expenditures. Cash payments for the program of $69 million and $65 million were made during the six months and three months ended June 30, 2008, respectively.

In addition, during the six months ended June 30, 2008 and 2007, corporate asset impairment and exit costs also included investment banking and legal fees associated with the PMI spin-off in 2008 and the Kraft spin-off in 2007, as well as the streamlining of various corporate functions in 2007.

Note 3.   Benefit Plans:

Altria Group, Inc. sponsors noncontributory defined benefit pension plans covering substantially all employees. In addition, Altria Group, Inc. and its subsidiaries provide health care and other benefits to substantially all retired employees.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$50	$54	$25	$26
Interest cost	153	153	76	75
Expected return on plan assets	(210)	(211)	(105)	(108)
Amortization:
Net loss	34	50	17	20
Prior service cost	4	6	2	3
Other	38	24	2	22

Net periodic pension cost	$69	$76	$17	$38

“Other” pension cost of $38 million for the six months ended June 30, 2008, primarily reflects termination benefits related to Altria Group, Inc.’s restructuring of its corporate headquarters. “Other” pension costs of $24 million and $22 million for the six months and three months ended June 30, 2007, respectively, were due primarily to curtailment losses related to PM USA’s announced closure of its Cabarrus, North Carolina manufacturing facility.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded plans. Employer contributions of $17 million were made to Altria Group, Inc.’s pension plans during the six months ended June 30, 2008. Currently, Altria Group, Inc. anticipates making additional contributions during the remainder of 2008 of approximately $40 million to its pension plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$19	$24	$9	$12
Interest cost	58	63	29	31
Amortization:
Net loss	13	17	7	9
Prior service credit	(4)	(4)	(2)	(2)
Other	8	(4)		(5)

Net postretirement health care costs	$94	$96	$43	$45

“Other” postretirement cost of $8 million for the six months ended June 30, 2008, primarily reflects termination benefits related to Altria Group, Inc.’s restructuring of its corporate headquarters. “Other” postretirement gains of $4 million and $5 million for the six months and three months ended June 30, 2007, respectively, were due primarily to curtailment gains related to PM USA’s announced closure of its Cabarrus, North Carolina manufacturing facility.

Note 4.   Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Cigarettes and other tobacco products	$-	$-	$283	$283
Cigars	81	76	2,760	2,766

Total	$81	$76	$3,043	$3,049

Intangible assets were as follows (in millions):

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,923		$2,894
Amortizable intangible assets	123	$3	155	$-

Total intangible assets	$3,046	$3	$3,049	$-

Non-amortizable intangible assets substantially consist of trademarks from the December 2007 acquisition of Middleton. Amortizable intangible assets consist primarily of customer relationships. Pre-tax amortization expense for intangible assets during the six months and three months ended June 30, 2008, was $3 million and $1 million, respectively. Annual amortization expense for each of the next five years is

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

estimated to be $10 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

Goodwill relates to the December 2007 acquisition of Middleton. The change in goodwill and gross carrying amount of intangible assets from December 31, 2007 to June 30, 2008, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2007	$76	$3,049
Changes due to:
Purchase price revisions	5	(3)

Balance at June 30, 2008	$81	$3,046

The changes in goodwill and intangible assets resulted from revisions to the purchase price allocation as appraisals for the acquisition of Middleton were finalized during the first quarter of 2008.

Note 5.   Financial Instruments:

During the six months and three months ended June 30, 2008 and 2007, ineffectiveness related to fair value hedges and cash flow hedges was not material. During the first quarter of 2008, Altria Group, Inc. purchased forward foreign exchange contracts to mitigate its exposure to changes in exchange rates from its euro-denominated debt. While these forward exchange contracts were effective as economic hedges, they did not qualify for hedge accounting treatment and therefore $21 million of gains for the six months ended June 30, 2008 and $15 million of losses for the three months ended June 30, 2008 relating to these contracts were reported in Altria Group, Inc.’s condensed consolidated statements of earnings. These contracts and the related debt matured in the second quarter of 2008. At June 30, 2008, Altria Group, Inc. had no derivative financial instruments remaining.

Within currency translation adjustments during the six months ended June 30, 2008 and 2007, Altria Group, Inc. recorded losses, net of income taxes, of $85 million and gains, net of income taxes, of $21 million, respectively, which represented effective hedges of net investments. The accumulated losses recorded as net investment hedges of foreign operations were recognized and recorded in connection with the PMI distribution. As of March 31, 2008 Altria Group, Inc. had no such net investment hedges remaining.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

(Loss) gain at beginning of period	$(5)	$13	$(4)	$5
Derivative losses (gains) transferred to earnings	93	(41)	4	(17)
Change in fair value	(270)	34		20
Kraft spin-off		2
PMI spin-off	182

Gain as of June 30	$-	$8	$-	$8

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

See Note 10. Fair Value Measurements, for disclosures related to the fair value of derivative financial instruments.

Note 6.   Divestitures:

Discontinued Operations

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

Summarized financial information for discontinued operations for the six months ended June 30, 2008 and 2007, and for the three months ended June 30, 2007 were as follows (in millions):

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
	PMI	PMI	Kraft	Total

Net revenues	$15,376	$27,216	$8,586	$35,802

Earnings before income taxes and minority interest	$2,701	$4,335	$1,059	$5,394
Provision for income taxes	(800)	(1,285)	(356)	(1,641)
Minority interest in earnings from discontinued operations	(61)	(121)	(78)	(199)

Earnings from discontinued operations, net of income taxes and minority interest	$1,840	$2,929	$625	$3,554

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the Three Months Ended June 30, 2007
PMI

Net revenues	$13,948

Earnings before income taxes and minority interest	$2,214
Provision for income taxes	(651)
Minority interest in earnings from discontinued operations	(63)

Earnings from discontinued operations, net of income taxes and minority interest	$1,500

Summarized assets and liabilities of discontinued operations for PMI as of December 31, 2007 were as follows (in millions):

December 31, 2007
Assets:
Cash and cash equivalents	$1,656
Receivables, net	3,240
Inventories	9,317
Other current assets	554

Current assets of discontinued operations	14,767

Property, plant and equipment, net	6,435
Goodwill	7,925
Other intangible assets, net	1,904
Prepaid pension assets	408
Other assets	297

Long-term assets of discontinued operations	16,969

Liabilities:
Short-term borrowings	638
Current portion of long-term debt	91
Accounts payable	595
Accrued liabilities	6,479
Income taxes	470

Current liabilities of discontinued operations	8,273

Long-term debt	5,578
Deferred income taxes	1,214
Accrued pension costs	190
Other liabilities	1,083

Long-term liabilities of discontinued operations	8,065

Net Assets	$15,398

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

During the six months ended June 30, 2008, 1.3 million shares of restricted stock and 0.7 million shares of deferred stock vested. The total fair value of restricted and deferred stock vested during the six months ended June 30, 2008 was $140 million. The grant date fair value per share of these awards was $60.02 (reflects historical market prices which are not adjusted to reflect the Kraft and PMI spin-offs).

Note 8.   Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Earnings from continuing operations	$1,544	$1,411	$930	$715
Earnings from discontinued operations	1,840	3,554		1,500

Net earnings	$3,384	$4,965	$930	$2,215

Weighted average shares for basic EPS	2,091	2,099	2,075	2,101

Plus incremental shares from assumed conversions:
Restricted stock and deferred stock	4	2	3	2
Stock options	10	12	10	13

Weighted average shares for diluted EPS	2,105	2,113	2,088	2,116

For the six months and three months ended June 30, 2008 and 2007, there were no antidilutive stock options.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9.   Segment Reporting:

The products of Altria Group, Inc.’s subsidiaries include cigarettes and other tobacco products sold in the United States by PM USA, and machine-made large cigars and pipe tobacco sold by Middleton. Another subsidiary of Altria Group, Inc., Philip Morris Capital Corporation (“PMCC”), maintains a portfolio of leveraged and direct finance leases.

As discussed in Note 1. Basis of Presentation and PMI Spin-Off, beginning with the first quarter of 2008, Altria Group, Inc. revised its reportable segments. Altria Group, Inc.’s reportable segments are Cigarettes and other tobacco products; Cigars; and Financial services.

Altria Group, Inc.’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expense and amortization of intangibles. Interest and other debt expense, net (consumer products), and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s management.

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net revenues:
Cigarettes and other tobacco products	$9,149	$9,054	$4,916	$4,809
Cigars	192		101
Financial services	123	95	37	52

Net revenues	$9,464	$9,149	$5,054	$4,861

Earnings from continuing operations before income taxes:
Operating companies income:
Cigarettes and other tobacco products	$2,377	$2,134	$1,337	$1,004
Cigars	91		50
Financial services	104	299	30	139
Amortization of intangibles	(3)		(1)
Gain on sale of corporate headquarters building	404
General corporate expense	(170)	(226)	(73)	(116)
Corporate asset impairment and exit costs	(248)	(61)	(1)

Operating income	2,555	2,146	1,342	1,027
Interest and other debt expense, net	(2)	(163)	(18)	(59)
Loss on early extinguishment of debt	(393)
Equity earnings in SABMiller	290	260	147	162

Earnings from continuing operations before income taxes	$2,450	$2,243	$1,471	$1,130

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Items affecting the comparability of results from continuing operations were as follows:

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

•

Sales to PMI – During the six months and three months ended June 30, 2008, PM USA recorded net revenues of $110 million and $107 million respectively, from contract volume manufactured for PMI under an agreement that is expected to terminate before the end of 2008.

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

•

Recoveries from Airline Industry Exposure – During the six months and three months ended June 30, 2007, PMCC recorded pre-tax gains of $207 million and $78 million, respectively, on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investments

The fair value of Altria Group, Inc.’s equity investment in SABMiller plc (“SABMiller”) is based on readily available quoted market prices.

Debt

The fair value of a portion of Altria Group, Inc.’s outstanding debt can be determined by using readily available quoted market prices. For the portion of Altria Group, Inc.’s debt where quoted market prices are not available, the fair value is determined by utilizing quotes and market interest rates currently available to Altria Group, Inc. for issuances of debt with similar terms and remaining maturities.

The fair value of Altria Group, Inc.’s equity investment in SABMiller, and Altria Group, Inc.’s debt is utilized for annual disclosure purposes.

Derivative Financial Instruments

Altria Group, Inc. assesses the fair value of its derivative financial instruments using internally developed models that use, as their basis, readily observable future amounts, such as cash flows, earnings, and the current market expectations of those future amounts. As discussed in Note 5. Financial Instruments, at June 30, 2008, Altria Group, Inc. had no derivative financial instruments remaining.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 43 states now limit the dollar amount of bonds or require no bond at all.

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

Overview of Tobacco-Related Litigation

Types and Number of Cases

Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs, (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits, (iv) class action suits alleging that the uses of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and (v) other tobacco-related litigation described below. Plaintiffs’ theories of recovery and the defenses raised in pending smoking and health, health care cost recovery and “Lights/Ultra Lights” cases are discussed below.

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of August 1, 2008, August 1, 2007 and August 1, 2006.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Type of Case	Number of Cases Pending as of August 1, 2008	Number of Cases Pending as of August 1, 2007	Number of Cases Pending as of August 1, 2006
Individual Smoking and Health Cases (1)	99	195	191
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	9	10	9
Health Care Cost Recovery Actions	3	3	6
“Lights/Ultra Lights” Class Actions	17	17	21
Tobacco Price Cases	2	2	2
Cigarette Contraband Cases	0	0	0

(1)

Does not include 2,621 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA. Additionally, does not include approximately 2,303 individual smoking and health cases brought by or on behalf of approximately 9,167 plaintiffs in Florida following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

(2)

Includes as one case the 728 civil actions (of which 414 are actions against PM USA) that are proposed to be tried in a single proceeding in West Virginia. Middleton was named as a defendant in this action but it, along with other non-cigarette manufacturers, has been severed from this case. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages. In November 2007, the West Virginia Supreme Court of Appeals denied defendants’ renewed motion for review of the trial plan. In December 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was denied on February 25, 2008. In February 2008, the court granted defendants’ motion to stay the case pending the United States Supreme Court’s decision in Good v. Altria Group, Inc. et al., discussed below.

In addition, as of August 1, 2008, PM USA is a named defendant in a “Lights” class action in Israel and a health care cost recovery action in Israel. PM USA is a named defendant in two health care cost recovery actions in Canada, one of which also names Altria Group, Inc. as a defendant.

Pending and Upcoming Trials

As of August 1, 2008, five Engle-progeny cases against PM USA are scheduled for trial through the end of 2008. Cases against other tobacco companies are also scheduled for trial through the end of 2008. Trial dates are subject to change.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Trial Results

Since January 1999, verdicts have been returned in 45 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 28 of the 45 cases. These 28 cases were tried in California (4), Florida (9), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida. In addition, in December 2002, a court dismissed an individual smoking and health case in California at the end of trial.

In July 2005, a jury in Tennessee returned a verdict in favor of PM USA in a case in which plaintiffs had challenged PM USA’s retail promotional and merchandising programs under the Robinson-Patman Act.

Of the 17 cases in which verdicts were returned in favor of plaintiffs, eight have reached final resolution. A verdict against defendants in one health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois has been reversed and the case has been dismissed with prejudice. After exhausting all appeals, PM USA has paid judgments totaling $73.5 million and interest totaling $35.1 million.

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
so, the amount. In October 2007,
the jury found that plaintiffs are
not entitled to punitive damages
against PM USA. In November,
the trial court entered final
judgment and PM USA filed a
motion for a new trial and for
judgment notwithstanding the
verdict. The trial court rejected
these motions in January 2008.
In March 2008, PM USA noticed
an appeal to the California Court
of Appeal, First Appellate
District and in May 2008, posted
a $2.2 million appeal bond.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 2006	District of Columbia/ United States of America	Health Care Cost Recovery

Finding that defendants,
including Altria Group, Inc. and
PM USA, violated the civil
provisions of the Racketeer
Influenced and Corrupt
Organizations Act (RICO). No
monetary damages were
assessed, but court made specific
findings and issued injunctions.
See Federal Government’s
Lawsuit below.

See Federal Government’s Lawsuit below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	On April 10, 2008, an intermediate New York appellate court reversed the verdict and vacated the compensatory and punitive damages awards against PM USA. Plaintiff has appealed to New York’s highest court.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	See Scott Class Action below.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.

In December 2002, the trial court
reduced the punitive damages
award to $28 million. In April
2006, the California Court of
Appeal affirmed the $28 million
punitive damages award. In
January 2008, the California
Court of Appeal reversed the
judgment with respect to the $28
million punitive damages award,
affirmed the judgment in all
other respects, and remanded the
case to the trial court to conduct
a new trial on the amount of
punitive damages. In April 2008,
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
damages claim. In August 2007,
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

(1)

Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court is deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. Parties to the appeal in Bullock requested that the court establish a briefing schedule on the merits of the pending appeal. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. On April 30, 2008, the California Supreme Court denied both petitions for review. Following this decision, PM USA decided to record a provision for compensatory damages of $850,000 plus costs and interest in the second quarter. The case has been remanded to the superior court for a new trial on the amount of punitive damages, if any.

(2)

Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $25 million in interest charges related to this case. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damage award and reinstated the jury’s award of $79.5 million in punitive damages. In March 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was granted in June 2008. Briefing before the United States Supreme Court is ongoing.

With respect to certain adverse verdicts currently on appeal, as of August 1, 2008, PM USA has posted various forms of security totaling approximately $129 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

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

In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including the ruling (described above) that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asked, among other things, that legal errors that were raised but not expressly ruled upon in the Third District Court of Appeal or in the Florida Supreme Court now be addressed. Plaintiffs also filed a motion for rehearing in August 2006 seeking clarification of the applicability of the statute of limitations to non-members of the decertified class. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it revised the set of Phase I findings entitled to res judicata effect by excluding finding (v) listed above (relating to agreement to misrepresent information), and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations of fact made by defendants. In January 2007, the Florida Supreme Court issued the mandate from its revised opinion. Defendants then filed a motion with the Florida Third District Court of Appeal requesting that the court address legal errors that were previously raised by defendants but have not yet been addressed either by the Third District Court of Appeal or by the Florida Supreme Court. In February 2007, the Third District Court of Appeal denied defendants’ motion. In May 2007, defendants’ motion for a partial stay of the mandate pending the completion of appellate review was denied by the Third District Court of Appeal. In May 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court. In October 2007, the United States Supreme Court denied defendants’ petition. In November 2007, the United States Supreme Court denied defendants’ petition for rehearing from the denial of their petition for writ of certiorari.

By the January 11, 2008 deadline required by the Florida Supreme Court’s decision, approximately 2,303 cases had been served upon PM USA or Altria Group, Inc. asserting individual claims on or on behalf of approximately 9,167 plaintiffs. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle-progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damage award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

In May 2008, the trial court, among other things, decertified the limited class maintained for purposes of the May 2001 bond stipulation and, in July 2008, severed the remaining plaintiffs’ claims except for those of Howard Engle. The only remaining plaintiff in the Engle case, Howard Engle, voluntarily dismissed his claims with prejudice. In July 2008, attorneys for a putative former Engle class member petitioned the Florida Supreme Court to permit members of the Engle class additional time to file individual lawsuits.

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

In February 2007, the Louisiana Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages that comprised the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded the case for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ petitions for writ of certiorari. Following the Louisiana Supreme Court’s denial of defendants’ petition for writ of certiorari, PM USA recorded a provision of $26 million in connection with the case. In March 2008, plaintiffs filed a motion to execute the approximately $279 million judgment plus post-judgment interest or, in the alternative, for an order to the parties to submit revised damages figures. Defendants filed a motion to have judgment entered in favor of defendants based on accrual of all class member claims after September 1, 1988 or, in the alternative, for the entry of a case management order. In April 2008, the Louisiana Supreme Court denied defendants’ motion

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

to stay proceedings and the defendants filed a petition for writ of certiorari with the United States Supreme Court. In June 2008, the United States Supreme Court denied the defendant’s petition. Plaintiffs filed a motion to enter judgment in the amount of approximately $280 million (subsequently changed to approximately $264 million) and defendants filed a motion to enter judgment in their favor dismissing the case entirely or, alternatively, to enter a case management order for a new trial. In July 2008, the trial court entered an Amended Judgment and Reasons for Judgment denying both motions, but ordering defendants to deposit into the registry of the court the sum of $263,532,762 plus post-judgment interest. The Reasons for Judgment, however, state that the award may be satisfied with something less than a full cash payment and that the court would consider favorably a motion to return to defendants a portion of unused funds annually. PM USA intends to seek further review of the trial court’s order.

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

In July 2008, the New York Supreme Court, Appellate Division, First Department in Fabiano, an individual personal injury case, held that plaintiffs’ punitive damages claim was barred by the MSA (as defined below) based on principles of res judicata because the New York Attorney General had already litigated the punitive damages claim on behalf of all New York residents.

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

Two purported class actions pending against PM USA have been brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006, in the United States District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Neither claim seeks punitive damages. Plaintiffs’ motion for class certification is pending in Caronia. Defendants’ motions for summary judgment and judgment on the pleadings and plaintiffs’ motion for class certification are pending in Donovan.

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). The trial in the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA and Altria Group, Inc. are defendants, is scheduled to begin in January 2010.

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare As Secondary Payer statute to recover from defendants Medicare expenditures allegedly

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

incurred for the treatment of smoking-related diseases. Cases brought in New York (Mason), Florida (Glover) and Massachusetts (United Seniors Association) have been dismissed by federal courts, and plaintiffs appealed in United Seniors Association. In August 2007, the United States Court of Appeals for the First Circuit affirmed the district court’s dismissal in United Seniors Association and, in January 2008, the United States Supreme Court denied plaintiff’s petition for writ of certiorari. In April 2008, an action, National Committee to Preserve Social Security and Medicare, et al. v. Philip Morris USA, et al. (“National Committee I”), was brought under the Medicare As Secondary Payer statute in the Circuit Court of the Eleventh Judicial Circuit of and for Miami County, Florida, but was dismissed voluntarily in May 2008. The action purported to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from April 19, 2002 to the present. In May 2008, an action, National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al., was brought under the Medicare as Secondary Payer statute in United States District Court for the Eastern District of New York. This action was brought by the same plaintiffs as National Committee I and similarly purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from May 21, 2002 to the present. In July 2008, defendants filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, in Israel (1), the Marshall Islands (1 dismissed), and Canada (2) and other entities have stated that they are considering filing such actions. In September 2005, in the first of the two health care recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. Altria and PM USA are named as defendants in New Brunswick’s case. Several other provinces in Canada have enacted similar legislation or are in the process of enacting similar legislation. See “Third Party Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In March 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. In February 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. In February 2008, the same economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2005. A different economic consulting firm has been selected to make the “significant factor” determination regarding the participating manufacturers’ collective loss of market share for the year 2006. The new firm’s decision with respect to 2006 is expected in March 2009.

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

The availability and the precise amount of any NPM adjustment for 2003, 2004, 2005 and 2006 will not be finally determined until 2009 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA’s share would likely be applied as a credit against one or several future MSA payments.

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

Other MSA-Related Litigation

In June 2004, a putative class of California smokers filed a complaint against PM USA and the MSA’s other OPMs seeking damages from the OPMs for post-MSA price increases and an injunction against their continued compliance with the MSA’s terms. The complaint alleged that the MSA and related legislation protect the OPMs from competition in a manner that violates federal and state antitrust and consumer protection laws. The complaint also named the California Attorney General as a defendant and sought to enjoin him from enforcing California’s Escrow Statute. In March 2005, the United States District Court for the Northern District of California granted defendants’ motion to dismiss the case. In September 2007, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal. In January 2008, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. On May 12, 2008, the United States Supreme Court denied the petition for writ of certiorari, thereby concluding the litigation.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In another action, the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. The case and another challenge to Louisiana’s participation in the MSA and Louisiana’s MSA-related legislation are scheduled to begin summary judgment proceedings in the fall of 2008. Another proceeding has been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement. Appeals from trial court decisions holding that plaintiffs have failed either to make allegations establishing a claim for relief or to submit evidence supporting those allegations are currently, or will soon be, pending before the United States Court of Appeals for the Eighth Circuit. The United States Court of Appeals for the Sixth Circuit has affirmed the dismissal of two similar challenges. In July 2008, the United States Court of Appeals for the Tenth Circuit affirmed dismissals and summary judgment orders in two cases emanating from Kansas and Oklahoma, and in doing so rejected antitrust and constitutional challenges to the allocable share amendment legislation in those states.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria Group, Inc. asserting claims under three federal statutes, namely the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer (“MSP”) provisions of the Social Security Act and the civil provisions of RICO. Trial of the case ended in June 2005. The lawsuit sought to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleged that such costs total more than $20 billion annually. It also sought what it alleged to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under the civil provisions of RICO.

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

In September 2006, defendants filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. In September 2006, the trial court denied defendants’ motion to stay the judgment pending defendants’ appeals, and defendants then filed an emergency motion with the Court of Appeals to stay enforcement of the judgment pending their appeals. In October 2006, the government filed a notice of appeal to the Court of Appeals in which it appeals the denial of certain remedies, including the disgorgement of profits and the cessation remedies it had sought. In October 2006, a three-judge panel of the United States Court of Appeals granted defendants’ motion and stayed the trial court’s judgment pending its review of the decision. Certain defendants, including PM USA and Altria Group, Inc., filed a motion to clarify the trial court’s August 2006 Final Judgment and Remedial Order. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order. As noted above, the trial court’s judgment and remedial order remain stayed pending the appeal to the Court of Appeals. Oral argument before the United States Court of Appeals for the District of Columbia Circuit is scheduled for October 14, 2008.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in these class actions (some of which have not been certified as such), allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act and implied preemption by the policies and directives of the Federal Trade Commission, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Seventeen cases are pending in Arkansas (2), Delaware (1), Florida (1), Illinois (1), Maine (1), Massachusetts (1), Minnesota (1), Missouri (1), New Hampshire (1), New Jersey (1), New Mexico (1), New York (1), Oregon (1), Tennessee (1), and West Virginia (2). In addition, a purported “lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the Federal Cigarette Labeling and Advertising Act and dismissed the case. In August 2007, the United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment on federal preemption grounds and remanded the case to district court. The district court stayed the case pending the United States Supreme Court’s ruling on defendants’ petition for writ of certiorari with the United States Supreme Court, which was granted on January 18, 2008. The case has been stayed pending the United States Supreme Court’s decision. The United States Supreme Court is scheduled to hear the case on October 6, 2008.

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, 12 courts in 13 cases have refused to certify class actions, reversed prior class certification decisions or have entered judgment in favor of PM USA. Trial courts in Arizona, Kansas, New Mexico, Oregon, Washington and New Jersey have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in two cases, the United States Court of Appeals for the Fifth Circuit has dismissed a purported “Lights” class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the Federal Cigarette Labeling and Advertising Act, plaintiffs voluntarily dismissed an action in a federal trial court in Michigan after the court dismissed claims asserted under the Michigan Unfair Trade and Consumer Protection Act, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case. An intermediate appellate court in Oregon and the Supreme Court in Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. In the Oregon case (Pearson), in February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the District Court granted PM USA’s motion based on express preemption under the Federal Cigarette Labeling and Advertising Act, and plaintiffs appealed this dismissal to the Oregon Court of Appeals. In February 2008, the parties filed a joint motion to hold the appeal in abeyance pending the United States Supreme Court’s decision in Good, which motion was denied. Plaintiffs in the case in Washington voluntarily dismissed the case with prejudice. Plaintiffs in the New Mexico case renewed their motion for class certification, but the case has been stayed pending the United States Supreme Court’s decision in Good. Plaintiffs in the Florida case (Hines) petitioned the Florida Supreme Court for further review, and in January 2008, the Florida Supreme Court denied this petition. The Hines court, in July 2008, stayed the case pending the United States Supreme Court’s decision in Good.

In September 2005, a New York federal trial court in Schwab granted in part defendants’ motion for partial summary judgment dismissing plaintiffs’ claims for equitable relief and denied a number of plaintiffs’ motions for summary judgment. In November 2005, the trial court ruled that the plaintiffs would be permitted to calculate damages on an aggregate basis and use “fluid recovery” theories to allocate them among class members. In September 2006, the trial court denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled “light” or “lights” from the first date defendants began selling such cigarettes until the date trial commences. The court also declined to certify the order for interlocutory appeal, declined to stay the case and ordered jury selection to begin in January 2007, with trial scheduled to begin immediately after the jury is impaneled. In October 2006, a single judge of the United States Court of Appeals for the Second Circuit granted PM USA’s petition for a temporary stay of pre-trial and trial proceedings pending disposition of the petitions for stay and interlocutory review by a three-judge panel of the Court of Appeals. In November 2006, the Second Circuit granted interlocutory review of the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

trial court’s class certification order and stayed the case before the trial court pending the appeal. In April 2008, the Second Circuit overturned the trial court’s class certification decision.

Trial Court Class Certifications

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. Developments in these cases include:

•

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment based on the state consumer protection statutory exemption and federal preemption. On motion of the parties, the trial court has subsequently reported its decision to deny summary judgment to the appeals court for review and the trial court proceedings are stayed pending completion of the appellate review. Motions for direct appellate review with the Massachusetts Supreme Judicial Court were granted in April 2007 and oral arguments were heard in January 2008. In March 2008, the Supreme Judicial Court issued an order staying the proceedings pending the resolution of Good.

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a “Lights” case to federal court based on the “federal officer” jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiffs’ motion to remand the case to state court. The case was stayed pending the outcome of Dahl v. R. J. Reynolds Tobacco Co., which was argued before the United States Court of Appeals for the Eighth Circuit in December 2006. In February 2007, the United States Court of Appeals for the Eighth Circuit issued its ruling in Dahl, and reversed the federal district court’s denial of plaintiffs’ motion to remand that case to the state trial court. In October 2007, the federal district court remanded the Curtis case to state court. In December 2007, the Minnesota Court of Appeals reversed the trial court’s determination in Dahl that plaintiffs’ claims in that case were subject to express preemption and defendant in that case has petitioned the Minnesota Supreme Court for review. Curtis has been stayed pending the United States Supreme Court’s decision in Good.

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

In addition to these cases, in June 2007, the United States Supreme Court reversed the lower court rulings in the Watson case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case has been remanded to the state trial court in Arkansas. In March 2008, the case was stayed pending the outcome of the United States Supreme Court’s decision in Good. In December 2005, in the Miner case, which was pending at that time in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in the Watson case discussed above. In July 2007, the case was remanded to a state trial court in Arkansas. In August 2007, plaintiffs renewed their motion for class certification. In October 2007, the court denied PM USA’s motion to dismiss on procedural grounds and the court entered a case management order. The case is currently stayed pending the outcome of the United States Supreme Court’s decision in Good. In addition, plaintiffs’ motion for class certification is pending in a case in Tennessee.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of August 1, 2008, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. Altria Group, Inc. is a defendant in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. Plaintiffs in the New Mexico case have appealed. The case in Kansas had been stayed pending the Kansas Supreme Court’s decision on defendants’ petition regarding certain discovery rulings by the trial court; the Kansas Supreme Court denied the petition in April 2008.

Cigarette Contraband Cases: In May 2000 and August 2001, various departments of Colombia and the European Community and 10 Member States filed suits in the United States against Altria Group, Inc. and certain of its subsidiaries, including PM USA, and other cigarette manufacturers and their affiliates, alleging that defendants sold to distributors cigarettes that would be illegally imported into various jurisdictions. In February 2002, the federal district court granted defendants’ motions to dismiss the actions. In January 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals of the cases based on the common law Revenue Rule, which bars a foreign government from bringing civil claims in United States courts for the recovery of lost taxes. It is possible that future litigation related to cigarette contraband issues may be brought. In this regard, Canadian authorities have concluded their investigation relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s and executed a complete release of Altria Group, Inc. and its affiliates.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Certain Other Actions

IRS Challenges to PMCC Leases: The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) in March 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999. Altria Group, Inc. contests approximately $150 million of tax and net interest assessed and paid with regard to them. The IRS may in the future challenge and disallow more of PMCC’s leveraged lease benefits based on Revenue Rulings, an IRS Notice and subsequent case law addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim refunds on a portion of these tax payments and associated interest for the years 1996 and 1997. In March 2008, Altria Group, Inc. and the government filed simultaneous motions for summary judgment. Those motions are pending.

In March 2008, Altria Group, Inc. filed a second complaint in the United States District Court for the Southern District of New York seeking a refund of the tax payments and associated interest for the years 1998 and 1999 attributable to the disallowance of benefits claimed in those years with respect to the leases included in the October 2006 filing and with respect to certain other leases entered into in 1998 and 1999.

Should Altria Group, Inc. not prevail in this litigation, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. Altria Group, Inc. considered this matter in its adoption of FASB Interpretation No. 48 and FASB Staff Position No. FAS 13-2. Related litigation involving another party and a significantly different LILO transaction has been decided in favor of the IRS in a recent decision in the Fourth Circuit. Related litigation involving another party and a significantly different SILO transaction has been decided in favor of the IRS in a recent decision in the United States District Court for the Northern District of Ohio.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Kraft Thrift Plan Case: Four participants in the Kraft Foods Global, Inc. Thrift Plan (“Kraft Thrift Plan”), a defined contribution plan, filed a class action complaint on behalf of all participants and beneficiaries of the Kraft Thrift Plan in July 2008 in the United States District Court for the Northern District of Illinois alleging breach of fiduciary duty under the Employee Retirement Income Security Act (“ERISA”). Named defendants in this action include Altria Corporate Services, Inc. (now Altria Client Services Inc.) and certain company committees that allegedly had a relationship to the Kraft Thrift Plan. Plaintiffs request, among other remedies, that defendants restore to the Kraft Thrift Plan all losses improperly incurred. The Altria Group, Inc. defendants deny any violation of ERISA or other unlawful conduct and intend to defend the case vigorously. Under the terms of a Distribution Agreement between Altria Group, Inc. and Kraft, Altria Client Services Inc. and related defendants may be entitled to indemnity against any liabilities incurred in connection with this case.

Environmental Regulation

Altria Group, Inc. and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States; the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria Group, Inc. are involved in several matters subjecting them to potential costs related to remediations under Superfund or other laws and regulations. Altria Group, Inc.’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

Third-Party Guarantees

At June 30, 2008, Altria Group, Inc.’s third-party guarantees, which are related to divestiture activities, were $22 million. These guarantees have no specified expiration dates. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at June 30, 2008, relating to these guarantees. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of litigation.

Under the terms of the Distribution Agreement between Altria Group, Inc. and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2008 as the fair value of this indemnification is insignificant.

Note 12.   New Accounting Standards:

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States. SFAS 162 is not expected to have a material impact on Altria Group, Inc.’s consolidated financial statements when adopted.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and requires all prior-period earnings per share data to be adjusted retrospectively.

Unless otherwise noted, Altria Group, Inc. is currently in the process of evaluating the impact of these pronouncements.

Item 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Altria Group, Inc.’s wholly-owned subsidiaries include Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and other tobacco products in the United States, and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 28.5% economic and voting interest in SABMiller plc (“SABMiller”) at June 30, 2008. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists principally of cash received from the payment of dividends by its subsidiaries.

PMI Spin-Off

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

As set forth in the Employee Matters Agreement, the exercise price of each option was developed to reflect the relative market values of PMI and Altria Group, Inc. shares, by allocating the share price of Altria Group, Inc. common stock before the spin-off ($73.83) to PMI shares ($51.44) and Altria Group, Inc. shares ($22.39) and then multiplying each of these allocated values by the Option Conversion Ratio. The Option Conversion Ratio was equal to the exercise price of the Altria Group, Inc. option, prior to any adjustment for the spin-off, divided by the share price of Altria Group, Inc. common stock before the spin-off ($73.83). As a result, the new PMI option and the adjusted Altria Group, Inc. option had an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. option.

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

To the extent that employees of the remaining Altria Group, Inc. received PMI stock options, Altria Group, Inc. reimbursed PMI in cash for the Black-Scholes fair value of the stock options received. To the extent that PMI employees held Altria Group, Inc. stock options, PMI reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria Group, Inc. received PMI deferred stock, Altria Group, Inc. paid to PMI the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that PMI employees held Altria Group, Inc. restricted stock or deferred stock, PMI reimbursed Altria Group, Inc. in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to PMI for the restricted or deferred stock. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria Group, Inc. to PMI. The reimbursement to PMI is reflected as a decrease to the additional paid-in capital of Altria Group, Inc. on the June 30, 2008 condensed consolidated balance sheet.

In connection with the spin-off, PMI paid to Altria Group, Inc. $4.0 billion in special dividends in addition to its normal dividends to Altria Group, Inc. PMI paid $3.1 billion of these special dividends in 2007 and paid the additional $900 million in the first quarter of 2008.

Prior to the PMI spin-off, PMI was included in the Altria Group, Inc. consolidated federal income tax return, and PMI’s federal income tax contingencies were recorded as liabilities on the balance sheet of Altria Group, Inc.  Altria Group, Inc. reimbursed PMI in cash for these liabilities, which were $97 million.

Prior to the PMI spin-off, certain employees of PMI participated in the U.S. benefit plans offered by Altria Group, Inc. The benefits previously provided by Altria Group, Inc. are now provided by PMI. As a result, new plans were established by PMI, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities were transferred to the PMI plans. The transfer of these benefits resulted in Altria Group, Inc. reducing its benefit plan liabilities by $129 million and increasing its prepaid pension assets by $33 million in its condensed consolidated balance sheet, partially offset by the related deferred tax assets ($23 million) and the corresponding Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” adjustment to stockholders’ equity ($27 million). Altria Group, Inc. paid PMI a corresponding amount of $112 million in cash, which is net of the related tax benefit.

A subsidiary of Altria Group, Inc. previously provided PMI with certain corporate services at cost plus a management fee. After the Distribution Date, PMI independently undertook most of these activities. Any remaining limited services provided to PMI by the Altria Group, Inc. service subsidiary under the Transition Services Agreement are expected to cease in 2008. The settlement of the intercompany accounts (including the amounts discussed above related to stock awards, tax contingencies and benefit plans) resulted in a net payment from Altria Group, Inc. to PMI of $332 million. In March 2008, Altria Group, Inc. made an estimated payment of $427 million to PMI, thereby resulting in PMI reimbursing $95 million to Altria Group, Inc. in the second quarter of 2008.

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

Dividends and Share Repurchases

During the second quarter of 2008, Altria Group, Inc.’s Board of Directors adjusted Altria Group, Inc.’s current quarterly dividend rate to $0.29 per common share. This adjustment was intended to allow Altria

Group, Inc. stockholders who retained their PMI shares to initially receive, in the aggregate, the same cash dividend rate that existed before the spin-off. The present annualized dividend rate is $1.16 per Altria Group, Inc. common share. Altria Group, Inc. has established a dividend policy that anticipates a payout ratio of approximately 75% post-spin. Payment of cash dividends is at the discretion of the Board of Directors.

In April 2008, Altria Group, Inc. began repurchasing its shares under the share repurchase program previously approved by the Board of Directors. As of June 30, 2008, Altria Group, Inc. had repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share, under this program.

Other

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

Consolidated Operating Results for the Six Months Ended June 30, 2008 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the six months ended June 30, 2008, from the six months ended June 30, 2007, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the six months ended June 30, 2007	$1,411	$0.67

2007 Asset impairment and exit costs	241	0.11
2007 Recoveries from airline industry exposure	(133)	(0.06)
2007 Interest on tax reserve transfers to Kraft	50	0.02

Subtotal 2007 items	158	0.07

2008 Asset impairment, exit, integration and implementation costs	(196)	(0.09)
2008 Gain on sale of corporate headquarters building	263	0.12
2008 Loss on early extinguishment of debt	(256)	(0.12)

Subtotal 2008 items	(189)	(0.09)

Operations	164	0.08

For the six months ended June 30, 2008	$1,544	$0.73

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment, Exit, Integration and Implementation Costs – In June 2007, PMI established plans to move the U.S.-based production of cigarettes from PM USA to PMI facilities. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. From 2007 through 2011, PM USA expects to incur total pre-tax asset impairment, exit and implementation charges of approximately $670 million for the program, including $61 million ($38 million after taxes) and $318 million ($205 million after taxes) incurred during the six months ended June 30, 2008 and 2007, respectively. In addition, during the six months ended June 30, 2008 and 2007, pre-tax asset impairment and exit costs of $248 million ($156 million after taxes) and $61 million ($36 million after taxes), respectively, were recorded in general corporate expense. The general corporate costs in 2008 primarily reflect the restructuring of Altria Group, Inc.’s corporate headquarters, including the move to Richmond, Virginia, as a result of the PMI spin-off. Middleton recorded pre-tax integration costs of $3 million ($2 million after taxes) during the six months ended June 30, 2008. For further details on asset impairment, exit and implementation costs, see Note 2. Asset Impairment and Exit Costs, to the Condensed Consolidated Financial Statements.

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

Recoveries from Airline Industry Exposure – During the six months ended June 30, 2007, PMCC recorded a pre-tax gain of $207 million ($133 million after taxes) on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

Interest on Tax Reserve Transfers to Kraft – The interest on tax reserves transferred to Kraft is related to the Kraft spin-off and the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) in 2007.

Operations – The increase in earnings from operations was due primarily to the following:

•	Cigars income, reflecting the acquisition of Middleton in December 2007;

•	Lower interest and other debt expense, net;

•	Lower general corporate expense, due primarily to the restructuring and streamlining of Altria Group, Inc.’s corporate headquarters; and

•	Higher equity earnings in SABMiller.

Consolidated Operating Results for the Three Months Ended June 30, 2008 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted EPS from continuing operations for the three months ended June 30, 2008, from the three months ended June 30, 2007, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the three months ended June 30, 2007	$715	$0.34

2007 Asset impairment and exit costs	205	0.09
2007 Recoveries from airline industry exposure	(50)	(0.02)

Subtotal 2007 items	155	0.07

2008 Asset impairment, exit, integration and implementation costs	(24)	(0.01)

Change in tax rate	(6)
Lower shares outstanding		0.01
Operations	90	0.04

For the three months ended June 30, 2008	$930	$0.45

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment, Exit, Integration and Implementation Costs – During the second quarter of 2008 and 2007 PM USA incurred pre-tax charges of $35 million ($22 million after taxes) and $318 million ($205 million after taxes) related to the announced closing of its Cabarrus, North Carolina manufacturing facility. During the second quarter of 2008, pre-tax asset impairment and exit costs of $1 million were recorded in general corporate expense. Middleton recorded pre-tax integration costs of $1 million during the second quarter of 2008. For further details on asset impairment, exit and implementation costs, see Note 2. Asset Impairment and Exit Costs, to the Condensed Consolidated Financial Statements.

Recoveries from Airline Industry Exposure – During the second quarter of 2007, PMCC recorded a pre-tax gain of $78 million ($50 million after taxes) on the sale of bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

Shares Outstanding – Lower shares outstanding during the three months ended June 30, 2008 were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase program.

Operations – The increase in earnings from operations was due primarily to the following:

•	Cigars income, reflecting the acquisition of Middleton in December 2007;

•

Higher cigarettes and other tobacco products income, reflecting lower wholesale promotional allowance rates and lower general and administrative expenses, partially offset by lower volume, higher ongoing resolution costs, and costs related to the reduction of contract volume manufactured for PMI;

•	Lower general corporate expense, due primarily to the restructuring and streamlining of Altria Group, Inc.’s corporate headquarters; and

•	Lower interest and other debt expense, net;

partially offset by:

•	Lower financial services income (after excluding the impact of the recoveries from airline industry exposure in 2007), due primarily to lower asset management gains and lower lease revenues.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2008 Forecasted Results – On July 31, 2008, Altria Group, Inc. reaffirmed its 2008 earnings per share guidance. Altria Group, Inc. forecasts that 2008 adjusted full-year diluted earnings per share from continuing operations will be in the range of $1.63 to $1.67. This range represents a 9% to 11% growth rate in earnings per share from an adjusted base of $1.50 per share in 2007. Altria Group, Inc. continues to expect full-year operating companies income growth from continuing operations in the mid-single digits on both a reported and adjusted basis. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Reconciliation of 2007 Reported Diluted EPS from Continuing Operations to

2007 Adjusted Diluted EPS from Continuing Operations

2007 Reported diluted EPS from continuing operations	$1.48
Tax items	(0.09)
PMCC recoveries from airline industry exposure	(0.06)
Interest on tax reserve transfers to Kraft	0.02
Asset impairment, exit and implementation costs	0.15

2007 Adjusted diluted EPS from continuing operations	$1.50

Discussion and Analysis

Consolidated Operating Results

See pages 75-77 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net revenues:
Cigarettes and other tobacco products	$9,149	$9,054	$4,916	$4,809
Cigars	192		101
Financial services	123	95	37	52

Net revenues	$9,464	$9,149	$5,054	$4,861

Excise taxes on products:
Cigarettes and other tobacco products	$1,650	$1,699	$859	$899
Cigars	31		16

Excise taxes on products	$1,681	$1,699	$875	$899

Operating income:
Operating companies income:
Cigarettes and other tobacco products	$2,377	$2,134	$1,337	$1,004
Cigars	91		50
Financial services	104	299	30	139
Amortization of intangibles	(3)		(1)
Gain on sale of corporate headquarters building	404
General corporate expense	(170)	(226)	(73)	(116)
Corporate asset impairment and exit costs	(248)	(61)	(1)

Operating income	$2,555	$2,146	$1,342	$1,027

As discussed in Note 9. Segment Reporting, management reviews operating companies income, which is defined as operating income before general corporate expense and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the six months ended June 30, 2008 and 2007, affected the comparability of statement of earnings amounts.

•	Asset Impairment and Exit Costs – For the six and three months ended June 30, 2008 and 2007, pre-tax asset impairment and exit costs consisted of the following:

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2008	2007	2008	2007
		(in millions)
Separation program	Cigarettes and other tobacco products	$29	$283	$18	$283
Separation program	General corporate	193	17	1
Asset impairment	Cigarettes and other tobacco products		35		35
Kraft spin-off fees	General corporate		44
PMI spin-off fees	General corporate	55

Asset impairment and exit costs		$277	$379	$19	$318

Manufacturing Optimization Program

In June 2007, PMI established plans to move the U.S.-based production of cigarettes from PM USA to PMI facilities. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. PM USA anticipates that its cigarette production for PMI, which approximated 57 billion cigarettes in 2007, will end during the fourth quarter of 2008. PM USA expects to close its Cabarrus manufacturing facility by the end of 2010.

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

During the six months and three months ended June 30, 2008, PM USA incurred total pre-tax charges of $61 million and $35 million, respectively, related to this program. These charges consisted of pre-tax asset impairment and exit costs of $29 million and $18 million for the six months and three months ended June 30, 2008, respectively, as well as pre-tax implementation costs associated with the program of $32 million and $17 million for the six months and three months ended June 30, 2008, respectively. The pre-tax implementation costs primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statements of earnings for the six months and three months ended June 30, 2008. PM USA recorded an initial pre-tax charge for the program of $318 million in the second quarter of 2007 related primarily to employee separation programs. Total pre-tax charges incurred since the inception of the program were $432 million. Pre-tax charges of approximately $79 million are expected during the remainder of 2008 for the program. Cash payments related to the program of $29 million and $18 million were made during the six and three months ended June 30, 2008, respectively, for a total of $40 million since inception.

In addition, the program will entail capital expenditures of approximately $230 million. Capital expenditures for the program of $11 million and $9 million were made during the six and three months ended June 30, 2008, respectively, for a total of $48 million since inception. The program is expected to generate annual pre-tax cost savings of approximately $156 million by 2011.

Corporate Asset Impairment and Exit Costs

During the first quarter of 2008, in connection with the PMI spin-off, Altria Group, Inc. restructured its corporate headquarters and incurred pre-tax charges of $193 million for the six months ended June 30, 2008, consisting primarily of employee separation costs. Substantially all of these charges will result in cash expenditures. Cash payments for the program of $69 million and $65 million were made during the six months and three months ended June 30, 2008, respectively. This restructuring program is expected to yield approximately $250 million in annual savings, beginning in 2009.

In addition, during the six months ended June 30, 2008 and 2007, corporate asset impairment and exit costs also included investment banking and legal fees associated with the PMI spin-off in 2008 and the Kraft spin-off in 2007, as well as the streamlining of various corporate functions in 2007.

•

Sales to PMI – During the six months and three months ended June 30, 2008, PM USA recorded net revenues of $110 million and $107 million, respectively, from contract volume manufactured for PMI under an agreement that is expected to terminate before the end of 2008.

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

•

Recoveries from Airline Industry Exposure – During the six months and three months ended June 30, 2007, PMCC recorded pre-tax gains of $207 million and $78 million, respectively, on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

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

Consolidated Results of Operations for the Six Months Ended June 30, 2008

The following discussion compares consolidated operating results for the six months ended June 30, 2008, with the six months ended June 30, 2007.

Net revenues, which include excise taxes billed to customers, increased $315 million (3.4%). Excluding excise taxes, net revenues increased $333 million (4.5%), due primarily to the acquisition of Middleton ($161 million), revenues for contract volume manufactured for PMI ($110 million) and higher revenues from the cigarettes and other tobacco products, and financial services segments.

Excise taxes on products decreased $18 million (1.1%), due primarily to the impact of lower volume in the cigarettes and other tobacco products segment, partially offset by the acquisition of Middleton.

Cost of sales increased $246 million (6.5%), due primarily to higher ongoing resolution costs, the acquisition of Middleton, implementation costs related to the closure of the Cabarrus manufacturing facility, higher product costs, contract volume manufactured for PMI and costs related to the reduction of volume produced for PMI.

Marketing, administration and research costs decreased $26 million (2.0%), due primarily to lower corporate, and general and administrative costs, partially offset by the acquisition of Middleton.

Operating income increased $409 million (19.1%), due primarily to the gain on the sale of the corporate headquarters building, the acquisition of Middleton, lower charges for asset impairment, exit and implementation costs, and lower general corporate expense, partially offset by lower financial services income due to cash recoveries in 2007 from assets which had previously been written down.

Interest and other debt expense, net, of $2 million decreased $161 million, due primarily to lower average debt levels during the first six months of 2008, and interest expense on tax reserve transfers to Kraft in 2007.

Earnings from continuing operations of $1,544 million increased $133 million (9.4%), due primarily to higher operating income, the decrease in interest and other debt expense, net, and higher equity earnings in SABMiller, partially offset by the 2008 loss on early extinguishment of debt. Diluted and basic EPS from continuing operations of $0.73 and $0.74, respectively, increased by 9.0% and 10.4%, respectively.

Earnings from discontinued operations, net of income taxes and minority interest (which represents the results of PMI and Kraft prior to the spin-offs), decreased $1,714 million (48.2%), due to the spin-off of Kraft in the first quarter of 2007 and the spin-off of PMI in the first quarter of 2008.

Net earnings of $3,384 million decreased $1,581 million (31.8%). Diluted and basic EPS from net earnings of $1.61 and $1.62, respectively, decreased by 31.5% and 31.6%, respectively.

Consolidated Results of Operations for the Three Months Ended June 30, 2008

The following discussion compares consolidated operating results for the three months ended June 30, 2008, with the three months ended June 30, 2007.

Net revenues, which include excise taxes billed to customers, increased $193 million (4.0%). Excluding excise taxes, net revenues increased $217 million (5.5%), due primarily to the acquisition of Middleton ($85 million), revenues for contract volume manufactured for PMI ($107 million) and higher revenues from the cigarettes and other tobacco products segment.

Excise taxes on products decreased $24 million (2.7%), due primarily to the impact of lower volume in the cigarettes and other tobacco products segment, partially offset by the acquisition of Middleton.

Cost of sales increased $147 million (7.3%), due primarily to the acquisition of Middleton, implementation costs related to the closing of the Cabarrus manufacturing facility, contract volume manufactured for PMI and costs related to the reduction of volume produced for PMI.

Marketing, administration and research costs decreased $25 million (3.7%), due primarily to lower corporate, and general and administrative costs, partially offset by the acquisition of Middleton.

Operating income increased $315 million (30.7%), due primarily to lower charges for asset impairment, exit and implementation costs, the acquisition of Middleton, higher operating results from the cigarettes and other tobacco products segment and lower general corporate expense, partially offset by lower financial services income due mainly to cash recoveries in 2007 from assets which had previously been written down.

Interest and other debt expense, net, of $18 million decreased $41 million, due primarily to lower average debt levels during the three months ended June 30, 2008.

Earnings from continuing operations of $930 million increased $215 million (30.1%), due primarily to higher operating income and the decrease in interest and other debt expense, net. Diluted and basic EPS from continuing operations of $0.45 each increased by 32.4%.

Earnings from discontinued operations, net of income taxes and minority interest (which represents the results of PMI prior to the spin-off), were $1,500 million for the second quarter of 2007.

Net earnings of $930 million decreased $1,285 million (58.0%). Diluted and basic EPS from net earnings of $0.45 each decreased by 57.1%.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The United States tobacco industry faces a number of challenges that may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, which are discussed below and in Cautionary Factors That May Affect Future Results, include:

•	pending and threatened litigation and bonding requirements as discussed in Note 11. Contingencies (“Note 11”);

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

•	actual and proposed excise tax increases as well as changes in tax structures;

•	actual and proposed restrictions affecting tobacco product manufacturing, marketing, advertising and sales;

•	the sale of counterfeit tobacco products by third parties;

•	the sale of tobacco products by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations, and the potential assertion of claims, relating to contraband shipments of tobacco products;

•	governmental investigations;

•	governmental and private bans and restrictions on tobacco use;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates to further restrict tobacco use;

•	governmental requirements setting ignition propensity standards for cigarettes;

•	potential adverse changes in tobacco price, availability and quality; and

•	other actual and proposed tobacco product legislation and regulation.

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

State and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, between the end of 1997 and the end of 2007, the weighted year-end average state and certain local cigarette excise taxes increased from $0.35 to $1.01 per pack. In 2007, ten states that represent a significant amount of industry volume, including Texas, increased their cigarette excise taxes. In 2008, three states and the District of Columbia have enacted cigarette excise tax increases and excise tax increases will take effect or have taken effect in four additional states based on legislation enacted in prior years. Once these increases have taken effect, the estimated average state cigarette excise tax will be approximately $1.12 per pack.

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

•

prohibit cigarettes with characterizing flavors other than menthol and tobacco (under legislation approved by the United States House of Representatives (see below), a scientific advisory committee would study the impact of the use of menthol in cigarettes on the public health);

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

In August 2007, the Senate Health, Education, Labor and Pensions Committee approved a revised version of this legislation. On July 30, 2008, the United States House of Representatives approved its version of the legislation. Also on July 30, 2008, the Executive Office of the President, Office of Management and Budget, issued a Statement of Administration Policy stating that if the legislation on which the United States House of Representatives voted were presented to the President, his senior advisers would recommend that he veto it. Whether Congress will grant the FDA broad authority over tobacco products, and the precise nature and execution of that authority, if granted, cannot be predicted. If the FDA were granted such authority, regulations imposed by the FDA could impact consumer acceptability of tobacco products.

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

The World Health Organization’s (“WHO’s”) Framework Convention on Tobacco Control (the “FCTC”):   The FCTC entered into force on February 27, 2005. As of July 2008, more than 155 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

Laws Addressing Certain Characterizing Flavors:   In certain states, legislation has been proposed which would prohibit the sale of tobacco products with certain characterizing flavors. The proposed legislation varies in terms of the type of tobacco products subject to prohibition, the conditions under which the sale of such products would be prohibited, and exceptions to the prohibitions. To date, Maine is the only state in which such a prohibition has been enacted, but its provisions affecting cigarette and cigar products do not take effect until July 2009, and covered products may be granted exemptions under that state’s law. A number of other jurisdictions are considering similar legislation and, in New Jersey, legislation that would prohibit the sale or marketing of cigarettes with characterizing flavors other than tobacco, menthol or clove has cleared the legislature and is pending before the Governor. PM USA does not currently manufacture or market cigarettes with a characterizing flavor other than menthol or tobacco, which are permitted under the Maine law, as well as the FDA legislation as currently proposed. Depending upon the outcome of any proceedings in Maine, Middleton has certain brand styles that could be impacted. Whether other states will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted.

Tar and Nicotine Test Methods and Brand Descriptors:   A number of public health organizations have determined that the existing standardized machine-based methods for measuring tar and nicotine yields in cigarettes do not provide useful information about tar and nicotine deliveries and that such results are misleading to smokers. For example, in the 2001 publication of Monograph 13, the U.S. National Cancer Institute (“NCI”) concluded that measurements based on the Federal Trade Commission (“FTC”) standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” Thereafter, the FTC stated that it would work with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors. That petition remains pending. In July 2008, the FTC issued a proposal to rescind its guidance that it is generally not a violation of the Federal Trade Commission Act to make factual statements of the tar and nicotine yields of cigarettes when statements of such yields are supported by the FTC’s standardized measurement method.

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

In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly challenged the use of descriptors — such as “light,” “mild,” and “low tar” — that are based in part on measurements produced by those methods. For example, as noted above, the pending FDA legislation would ban descriptors such as “light” and “low tar” (unless expressly authorized by the FDA). In addition, as discussed in Note 11, in August 2006, a federal trial court entered judgment in favor of the United States government in its lawsuit against various cigarette manufacturers and others, including PM USA and Altria Group, Inc., and enjoined the defendants from using brand descriptors, such as “lights,” “ultra-lights” and “low tar.” In October 2006, the Court of Appeals stayed enforcement of the judgment pending its review of the trial court’s decision.

Tobacco Quota Buy-Out:   In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by four of the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. For a discussion of the NTGST, see Note 11. Manufacturers and importers of tobacco products are also obligated to cover any losses (up to $500 million) that the government may incur on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. Middleton is also subject to the requirements of FETRA, but the amounts it pays are not material. The quota buy-out did not have a material adverse impact on our consolidated results in 2007 and we do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2008 and beyond.

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

Reduced Cigarette Ignition Propensity Legislation:   Legislation or regulation requiring cigarettes to meet reduced ignition propensity standards has been adopted or is being considered in a vast majority of the states. New York State implemented ignition propensity standards in June 2004. As of August 1, 2008, comparable standards have been enacted by thirty-six other states and the District of Columbia. As of January 1, 2009, ignition propensity standards will be in effect in twenty-two states and the District of Columbia, covering approximately half of current PM USA cigarette volume. PM USA supports the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards and apply to all cigarettes sold in the United States. Although PM USA believes that a national standard is the most appropriate way to address the issue, it has been actively supporting the adoption of laws at the state level that require all manufacturers to comply with the standard first adopted in New York. PM USA anticipates that a number of the remaining states will adopt ignition propensity standards in the next year.

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

Governmental Investigations:   From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. Canadian authorities have concluded their investigation relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s and executed a complete release of Altria Group, Inc. and its affiliates. Altria Group, Inc. and its subsidiaries cannot predict whether additional investigations may be commenced.

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

Operating Results – Six Months Ended June 30, 2008

The following discussion compares tobacco operating results for the six months ended June 30, 2008, with the six months ended June 30, 2007.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2008	2007	2008	2007
	(in millions)
Cigarettes and other tobacco products	$9,149	$9,054	$2,377	$2,134
Cigars	192		91

Total tobacco	$9,341	$9,054	$2,468	$2,134

Cigarettes and other tobacco products. Net revenues, which include excise taxes billed to customers, increased $95 million (1.0%). Excluding excise taxes, net revenues increased $144 million (2.0%) to $7,499 million, due primarily to lower wholesale promotional allowance rates ($271 million), partially offset by lower volume ($124 million). Net revenues for the six months ended June 30, 2008 included contract volume manufactured for PMI of $110 million.

Operating companies income increased $243 million (11.4%), due primarily to lower pre-tax charges in 2008 for asset impairment, exit and implementation costs related to the announced closing of the Cabarrus, North Carolina cigarette manufacturing facility ($257 million), lower wholesale promotional allowance rates, net of higher ongoing resolution costs ($131 million), and lower general and administrative expenses, partially offset by lower volume ($144 million) and costs related to the reduction of volume produced for PMI ($52 million).

PM USA’s shipment volume was 83.7 billion units, a decrease of 2.9% or 2.5 billion units, but was estimated to be down approximately 3.5% when adjusted for changes in trade inventories. PM USA estimates that total cigarette industry volume declined approximately 4% in the first six months of 2008. In the premium segment, PM USA’s shipment volume decreased 2.7%. Marlboro shipment volume decreased 1.1 billion units (1.6%) to 69.9 billion units. In the discount segment, PM USA’s shipment volume decreased 5.9%, with Basic shipment volume down 8.2% to 6.1 billion units.

The following table summarizes PM USA’s cigarette volume performance by brand, which includes units sold as well as promotional units, and excludes Puerto Rico, U.S. Territories, Overseas Military, Philip Morris Duty Free Inc. and contract manufacturing for PMI, for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30,
	2008	2007
	(in billion units)
Marlboro	69.9	71.0
Parliament	2.6	2.9
Virginia Slims	3.1	3.5
Basic	6.1	6.6

Focus Brands	81.7	84.0
Other	2.0	2.2

Total PM USA	83.7	86.2

The following table summarizes PM USA’s retail share performance, based on data from the Information Resources, Inc. (“IRI”)/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet and direct mail:

	For the Six Months Ended June 30,
	2008	2007
Marlboro	41.6%	40.9%
Parliament	1.9	1.9
Virginia Slims	2.0	2.2
Basic	4.0	4.1

Focus Brands	49.5	49.1
Other	1.4	1.4

Total PM USA	50.9%	50.5%

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

PM USA anticipates that U.S. industry volume will decline by approximately 3.0% to 3.5% annually over the next few years. For the full-year 2008, PM USA estimates a total cigarette industry decline of approximately 3.0% to 3.5%. PM USA cannot predict the relative sizes of the premium and discount segments or its shipment or retail market share. PM USA believes that its results may be materially adversely affected by the items discussed under the caption Tobacco—Business Environment.

Cigars. In December 2007, Altria Group, Inc. acquired Middleton. Net revenues, which include excise taxes billed to customers, were $192 million. Operating companies income was $91 million, which includes a pre-tax charge of $3 million for integration costs. Cigars shipment volume increased 9.7% versus the prior-year period to 667 million units, driven by Middleton’s leading brand, Black & Mild. Middleton’s 2008 retail share through June 8, 2008 increased 2.4 share points versus the prior-year period to 27.1% of the machine-made large cigar segment, driven by Black & Mild. Retail share for Black & Mild increased 2.7 share points versus the prior-year period to 26.3% of the machine-made large cigar segment. Retail share performance is based on the year-to-date period ending June 8, 2008 from the IRI Cigar Database for Food, Drug, Mass Merchandise and Convenience trade classes, which was created to specifically track cigar market share performance. It is substantially similar to the IRI Syndicated Review database that was used to report first quarter results.

Middleton entered into an agreement with PM USA to leverage PM USA’s distribution network and field sales force to represent Middleton’s brands. In mid-March 2008, PM USA’s sales force began representing Middleton’s brands at retail and supporting the execution of Middleton’s trade marketing programs.

Operating Results – Three Months Ended June 30, 2008

The following discussion compares tobacco operating results for the three months ended June 30, 2008, with the three months ended June 30, 2007.

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2008	2007	2008	2007
	(in millions)
Cigarettes and other tobacco products	$4,916	$4,809	$1,337	$1,004
Cigars	101		50

Total tobacco	$5,017	$4,809	$1,387	$1,004

Cigarettes and other tobacco products. Net revenues, which include excise taxes billed to customers, increased $107 million (2.2%). Excluding excise taxes, net revenues increased $147 million (3.8%) to $4,057 million, due primarily to lower wholesale promotional allowance rates ($242 million), partially offset by lower volume ($95 million). Net revenues for the three months ended June 30, 2008 included contract volume manufactured for PMI of $107 million.

Operating companies income increased $333 million (33.2%), due primarily to lower pre-tax charges in 2008 for asset impairment, exit and implementation costs related to the announced closing of the Cabarrus, North

Carolina cigarette manufacturing facility ($283 million), lower wholesale promotional allowance rates, net of higher ongoing resolution costs ($178 million), and lower general and administrative expenses, partially offset by lower volume ($126 million) and costs related to the reduction of volume produced for PMI ($31 million).

PM USA’s shipment volume was 43.6 billion units, a decrease of 4.5% or 2.0 billion units, but was estimated to be down approximately 3.5% when adjusted for changes in trade inventories. PM USA estimates that total cigarette industry volume declined approximately 4% in the second quarter of 2008. In the premium segment, PM USA’s shipment volume decreased 3.9%. Marlboro shipment volume decreased 1.0 billion units (2.9%) to 36.7 billion units. In the discount segment, PM USA’s shipment volume decreased 11.2%, with Basic shipment volume down 13.1% to 3.0 billion units.

The following table summarizes PM USA’s cigarette volume performance by brand, which includes units sold as well as promotional units, and excludes Puerto Rico, U.S. Territories, Overseas Military, Philip Morris Duty Free Inc. and contract manufacturing for PMI, for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,
	2008	2007
	(in billion units)
Marlboro	36.7	37.7
Parliament	1.3	1.5
Virginia Slims	1.6	1.8
Basic	3.0	3.5

Focus Brands	42.6	44.5
Other	1.0	1.1

Total PM USA	43.6	45.6

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet and direct mail:

	For the Three Months Ended June 30,
	2008	2007
Marlboro	41.8%	41.0%
Parliament	1.9	1.9
Virginia Slims	2.0	2.2
Basic	4.0	4.0

Focus Brands	49.7	49.1
Other	1.3	1.4

Total PM USA	51.0%	50.5%

Cigars. Net revenues, which include excise taxes billed to customers, were $101 million. Operating companies income was $50 million, which includes a pre-tax charge of $1 million for integration costs. Cigars shipment volume increased 11.0% versus the prior-year period to 355 million units, driven by Middleton’s leading brand, Black & Mild. Middleton’s second quarter 2008 retail share through June 8, 2008 increased 2.6 share points versus the prior-year period to 27.8% of the machine-made large cigar segment, driven by Black & Mild. Retail share for Black & Mild increased 2.9 share points versus the prior-year period to 27.0% of the machine-made large cigar segment. Retail share performance is based on the 12-week period ending June 8, 2008 from the IRI Cigar Database for Food, Drug, Mass Merchandise and Convenience trade classes, which was created to specifically track cigar market share performance. It is substantially similar to the IRI Syndicated Review database that was used to report first quarter results.

Financial Services

Business Environment

PMCC remains focused on managing its portfolio of leased assets to maximize gains and cash flows from income generating assets, as well as asset sales and related activities. PMCC is not making new investments and expects that its operating companies income will vary over time as investments mature or are sold. During the six months and three months ended June 30, 2008, PMCC received proceeds of $148 million and $26 million, respectively, and recorded gains of $54 million and $9 million, respectively, in operating companies income from asset sales. During the six months and three months ended June 30, 2007, PMCC received proceeds of $340 million and $141 million, respectively, and operating companies income of $246 million and $109 million, respectively, from asset sales, lease maturities and bankruptcy recoveries from assets which had been previously written down.

Included in the proceeds for 2007 were partial recoveries of amounts previously charged to earnings in the allowance for losses related to PMCC’s airline exposure. The operating companies income associated with these recoveries, which is included in the gains shown above, was $207 million and $78 million for the six months and three months ended June 2007, respectively.

In the second quarter 2008, the credit rating of Ambac Assurance Corporation (“Ambac”) was downgraded by Moody’s and Standard & Poor’s. Ambac provides credit enhancements on four PMCC structured lease financings of utility assets leased to electric cooperatives. Since June 30, 2008, Moody’s and Standard & Poor’s also downgraded the credit ratings of certain PMCC lessees. PMCC has assessed the impact of the recent rating actions by Moody’s and Standard & Poor’s and has determined that PMCC’s allowance for losses of $204 million at June 30, 2008 was adequate. It is possible that additional adverse developments may require PMCC to increase its allowance for losses.

The activity in the allowance for losses on finance assets for the six months ended June 30, 2008 and 2007 was as follows (in millions):

	For the Six Months Ended June 30,
	2008	2007
Balance at beginning of the year	$204	$480
Amounts recovered		(129)
Amounts written-off		(128)

Balance at June 30	$204	$223

The net impact to the allowance for losses for the six months ended June 30, 2007 related primarily to various airline leases. Amounts recovered of $129 million during the six months ended June 30, 2007 related to partial recoveries of amounts charged to earnings in the allowance for losses in prior years. In addition, PMCC recovered $78 million related to amounts previously charged to earnings and written-off in the allowance for losses in prior years. In total, these recoveries resulted in additional operating companies income of $207 million for the six months ended June 30, 2007.

As discussed further in Note 11, the IRS has disallowed benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999.

Operating Results

	2008	2007
	(in millions)
Net revenues:
Six months ended June 30,	$123	$95

Three months ended June 30,	$37	$52

Operating companies income:
Six months ended June 30,	$104	$299

Three months ended June 30,	$30	$139

PMCC’s net revenues for the six months ended June 30, 2008, increased $28 million (29.5%) from the comparable period in 2007, due primarily to higher asset management gains, partially offset by lower lease revenues. Net revenues for the three months ended June 30, 2008, decreased $15 million (28.8%) from the comparable period in 2007, due primarily to lower asset management gains and lower lease revenues.

PMCC’s operating companies income for the six months ended June 30, 2008 decreased $195 million (65.2%) from the comparable period in 2007, due primarily to 2007 cash recoveries of $207 million on aircraft leases which had been previously written down, partially offset by higher revenues. PMCC’s operating companies income for the three months ended June 30, 2008, decreased $109 million (78.4%) from the comparable period in 2007, due primarily to 2007 cash recoveries of $78 million on aircraft leases previously written down and lower revenues.

Financial Review

Net Cash Provided by/Used in Operating Activities, Continuing Operations

During the first six months of 2008, net cash used in operating activities on a continuing operations basis was $446 million, compared with net cash provided by operating activities of $740 million during the comparable 2007 period. The increase in cash used in operating activities was due primarily to higher settlement charge payments and a higher use of cash to fund working capital. The higher use of working capital was due primarily to the timing of leaf inventory purchases and usage, and the timing of payments related to accrued liabilities.

Net Cash Provided by Investing Activities, Continuing Operations

Altria Group, Inc. and PM USA from time to time consider acquisitions as part of their adjacency strategy as evidenced by Altria Group, Inc.’s 2007 acquisition of Middleton.

During the first six months of 2008, net cash provided by investing activities on a continuing operations basis was $698 million, compared with $261 million during the first six months of 2007. The increase in cash provided by investing activities was due primarily to proceeds from the sale of Altria Group, Inc.’s corporate headquarters building in New York City and other assets during the first quarter of 2008.

Net Cash Used in Financing Activities, Continuing Operations

During the first six months of 2008, net cash used in financing activities on a continuing operations basis was $4,679 million compared with $1,258 million during the first six months of 2007. The increase in cash used in financing activities was due primarily to the following:

•	cash used in 2008 to repurchase common stock under the previously announced share repurchase program;

•	debt tender offers during the first quarter of 2008 which resulted in the repayment of debt as well as the payment of tender and consent fees;

•	a payment of $449 million to PMI during the first six months of 2008 as a result of the modification to Altria Group, Inc. stock awards; and

•	cash used during the first six months of 2008 as opposed to cash provided during the first six months of 2007 related to financing transactions with PMI;

partially offset by:

•	higher dividends received from PMI during the first quarter of 2008; and

•	the issuance of commercial paper in the second quarter of 2008.

Debt and Liquidity

Credit Ratings – At June 30, 2008, Altria Group, Inc.’s debt ratings by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F-2	BBB+	Positive

Credit Lines – Altria Group, Inc. maintains credit facilities and uses them to support the issuance of commercial paper. During April 2008, Altria Group, Inc. began to issue commercial paper to meet its normal working capital needs.

At June 30, 2008, Altria Group, Inc. had in place a multi-year credit facility in the amount of $3.5 billion, which expires April 15, 2010. The facility requires Altria Group, Inc. to maintain a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense, as defined by the credit agreement, of not less than 4.0 to 1.0, and requires the maintenance of a ratio of debt to EBITDA, as defined by the agreement, of not more than 2.5 to 1.0. At June 30, 2008, the ratios of EBITDA to interest expense, and debt to EBITDA, calculated in accordance with the agreement, were 17.9 to 1.0 and 0.5 to 1.0, respectively.

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

At June 30, 2008, the credit lines for Altria Group, Inc., and the related activity, were as follows (in billions of dollars):

	June 30, 2008
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

Multi-year revolving facility	$3.5	$-	$1.7	$1.8
Bridge loan facility	4.0	-	-	4.0

	$7.5	$-	$1.7	$5.8

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $2.7 billion and $4.7 billion at June 30, 2008 and December 31, 2007, respectively. Total consumer products debt was $2.2 billion and $4.2 billion at June 30, 2008 and December 31, 2007, respectively. The decrease primarily relates to the tender offers discussed below.

In connection with the spin-off of PMI, in the first quarter of 2008, Altria Group, Inc. and its subsidiary, Altria Finance (Cayman Islands) Ltd., completed tender offers to purchase for cash $2.3 billion of notes and debentures denominated in U.S. dollars, and €373 million in euro-denominated bonds, equivalent to $568 million in U.S. dollars. The tender offers were paid with existing cash and Altria Group, Inc. intends to issue new public debt for general corporate purposes when market conditions permit. As a result of the tender offers and consent solicitations, Altria Group, Inc. recorded a pre-tax loss of $393 million, which included tender and consent fees of $371 million, on the early extinguishment of debt in the first quarter of 2008.

Guarantees – As discussed in Note 11, at June 30, 2008, Altria Group, Inc.’s third-party guarantees, which are related to divestiture activities, were $22 million. These guarantees have no specified expiration dates. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at June 30, 2008, relating to these guarantees. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2008, subsidiaries of Altria Group, Inc. were also contingently liable for $21 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of the Distribution Agreement between Altria Group, Inc. and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2008 as the fair value of this indemnification is insignificant.

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

As a result of these agreements and the enactment of FETRA, PM USA and Middleton (enactment of FETRA) recorded the following amounts in cost of sales (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
PM USA	$2,718	$2,675	$1,419	$1,419
Middleton	2		1

Total	$2,720	$2,675	$1,420	$1,419

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

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of June 30, 2008, PM USA has posted various forms of security totaling approximately $172 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets. In July 2008, $43 million associated with the Bullock case was returned to PM USA.

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

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007. At June 30, 2008, PMCC’s net finance receivable of $5.6 billion in leveraged leases, which is included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consists of rents receivable ($18.5 billion) and the residual value of assets under lease ($1.4 billion), reduced by third-party nonrecourse debt ($12.1 billion) and unearned income ($2.2 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis. Finance assets, net, at June 30, 2008, also include net finance receivables for direct finance leases ($0.4 billion) and an allowance for losses ($0.2 billion).

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

As discussed in Note 7. Stock Plans, on January 30, 2008, Altria Group, Inc. issued 1.9 million shares of deferred stock to eligible U.S.-based and non-U.S. employees. Restrictions on these shares lapse in the first quarter of 2011. The market value per share was $76.76 on the date of grant. Recipients of 0.5 million of these Altria Group, Inc. deferred shares, who were employed by Altria Group, Inc. after the PMI spin-off, received 1.3 million additional shares of deferred stock of Altria Group, Inc. to preserve the intrinsic value of the award. Recipients of 1.4 million shares of Altria Group, Inc. deferred stock awarded on January 30, 2008, who were employed by PMI after the PMI spin-off, received substitute shares of deferred stock of PMI to preserve the intrinsic value of the award. During the six months ended June 30, 2008, 1.3 million shares of restricted stock and 0.7 million shares of deferred stock vested. The total fair value of restricted and deferred stock vested during the six months ended June 30, 2008 was $140 million.

Dividends paid in the first six months of 2008 and 2007 were $3.2 billion and $3.6 billion, respectively, a decrease of 12.4%, primarily reflecting a lower dividend rate in 2008. The dividends paid in the first six months of 2007 reflects the inclusion of Kraft. Following the Kraft spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and Kraft shares would initially receive the same dividends paid by Altria Group, Inc. prior to the Kraft spin-off.

During the second quarter of 2008, Altria Group, Inc.’s Board of Directors adjusted Altria Group, Inc.’s current quarterly dividend rate to $0.29 per common share. This adjustment allowed Altria Group, Inc. stockholders who retained their PMI shares to initially receive, in the aggregate, the same cash dividend rate that existed before the spin-off. The present annualized dividend rate is $1.16 per Altria Group, Inc. common share.

In April 2008, Altria Group, Inc. began repurchasing its shares under the share repurchase program previously approved by the Board of Directors. As of June 30, 2008, Altria Group, Inc. had repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share, under this program.

Market Risk

Derivative financial instruments are used by Altria Group, Inc. and its subsidiaries, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, during the six and three months ended June 30, 2008 and 2007 as follows (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

(Loss) gain at beginning of period	$(5)	$13	$(4)	$5
Derivative losses (gains) transferred to earnings	93	(41)	4	(17)
Change in fair value	(270)	34		20
Kraft spin-off		2
PMI spin-off	182

Gain as of June 30	$-	$8	$-	$8

See Note 10. Fair Value Measurements, for disclosures related to the fair value of derivative financial instruments.

Foreign exchange rates. During the first quarter of 2008, Altria Group, Inc. purchased forward foreign exchange contracts to mitigate its exposure to changes in exchange rates from its euro-denominated debt. While these forward exchange contracts were effective as economic hedges, they did not qualify for hedge accounting treatment and therefore $21 million of gains for the six months ended June 30, 2008 and $15 million of losses for the three months ended June 30, 2008 relating to these contracts were reported in Altria Group, Inc.’s condensed consolidated statements of earnings. These contracts and the related debt matured in the second quarter of 2008. At June 30, 2008, Altria Group, Inc. had no derivative financial instruments remaining.

In addition, Altria Group, Inc. used foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps converted fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity, and were accounted for as cash flow hedges. As of March 31, 2008, Altria Group, Inc. had no such swap agreements remaining. At December 31, 2007, the notional amounts of foreign currency swap agreements aggregated $1.5 billion.

Altria Group, Inc. also designated certain foreign currency denominated debt and forwards as net investment hedges of foreign operations. During the six months ended June 30, 2008 and 2007, these hedges of net investments resulted in losses, net of income taxes, of $85 million and gains, net of income taxes, of $21 million, respectively, and were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments. The accumulated losses recorded as net investment hedges of foreign operations were recognized and recorded in connection with the PMI distribution. As of March 31, 2008, Altria Group, Inc. had no such net investment hedges remaining.

New Accounting Standards

See Note 10. Fair Value Measurements and Note 12. New Accounting Standards, for a discussion of new accounting standards.

Contingencies

See Note 11 for a discussion of contingencies.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 43 states now limit the dollar amount of bonds or require no bond at all.

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

Tobacco Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of smoking, restricting marketing and advertising, imposing regulations on warnings and disclosure of ingredients and flavors, prohibiting the sale of tobacco products with certain characterizing flavors and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels.

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

IRS Challenges to PMCC Leases. The Internal Revenue Service has challenged the tax treatment of certain of PMCC’s leveraged leases. Should Altria Group, Inc. not prevail in this litigation, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. For further discussion see Note 11.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Altria Group, Inc.’s share repurchase activity for each of the three months ended June 30, 2008, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1-30, 2008	15,650,000	$21.62	15,650,000	$7,161,600,515

May 1-31, 2008	37,800,000	$21.89	53,450,000	$6,334,083,553

June 1-30, 2008			53,450,000	$6,334,083,553

As Part of Publicly Announced Plans or Programs	53,450,000

April 1-30, 2008 (3)	22,685	$20.75

May 1-31, 2008 (3)	79,593	$20.35

June 1-30, 2008 (3)	90,121	$20.98

For the Quarter Ended June 30, 2008	53,642,399	$21.81

(1)	In January 2008, the Altria Group, Inc. Board of Directors approved a $7.5 billion two-year share repurchase program. All share repurchases have been made pursuant to this program.

(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(3)

Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 4.	Submission of Matters to a Vote of Security Holders.

Altria Group, Inc.’s annual meeting of stockholders was held in Richmond, Virginia, on May 28, 2008. 1,837,896,776 shares of Altria Group, Inc. common stock, 87.5% of outstanding shares, were represented in person or by proxy.

The eight directors listed below were elected to a one-year term expiring in 2009.

	Number of Shares
	In Favor	Against	Abstained
Elizabeth E. Bailey	1,791,826,068	22,421,937	23,648,771
Gerald L. Baliles	1,799,686,322	15,116,700	23,093,754
Dinyar S. Devitre	1,799,384,551	14,826,326	23,685,899
Thomas F. Farrell II	1,800,388,961	14,422,005	23,085,810
Robert E. R. Huntley	1,791,203,045	22,799,000	23,894,731
Thomas W. Jones	1,799,051,855	15,714,654	23,130,267
George Muñoz	1,801,004,981	13,029,619	23,862,176
Michael E. Szymanczyk	1,795,674,728	18,955,162	23,266,886

The selection of PricewaterhouseCoopers LLP as independent auditors was ratified: 1,793,169,035 shares voted in favor; 21,970,080 shares voted against and 22,757,661 shares abstained.

Six stockholder proposals were defeated:

Stockholder Proposal 1 – Shareholder Say on Executive Pay: 517,902,896 shares voted in favor; 879,108,371 against and 440,885,509 shares abstained (including broker non-votes).

Stockholder Proposal 2 – Cumulative Voting: 535,344,905 shares voted in favor; 901,382,689 against and 401,169,182 shares abstained (including broker non-votes).

Stockholder Proposal 3 – Apply Globally Practices Demanded by the Master Settlement Agreement: 53,983,244 shares voted in favor; 1,314,297,454 against and 469,616,078 shares abstained (including broker non-votes).

Stockholder Proposal 4 – Stop Youth-Oriented Ad Campaigns: 63,145,093 shares voted in favor; 1,168,031,857 against and 606,719,826 shares abstained (including broker non-votes).

Stockholder Proposal 5 – “Two Cigarette” Approach to Marketing: 45,876,341 shares voted in favor; 1,183,987,745 against and 608,032,690 shares abstained (including broker non-votes).

Stockholder Proposal 6 – Endorse Health Care Principles: 60,622,024 shares voted in favor; 1,170,919,227 against and 606,355,525 shares abstained (including broker non-votes).

Item 6.	Exhibits.

10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2008).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DAVID R. BERAN

David R. Beran

Executive Vice President and

Chief Financial Officer

August 7, 2008