Form 10-Q
period 2008-09-30
ALTRIA GROUP, INC.
filed 2008-11-03
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At October 27, 2008, there were 2,060,397,687 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Consumer products
Cash and cash equivalents	$915	$4,842

Receivables (less allowances of $3 in 2008 and 2007)	52	83

Inventories:
Leaf tobacco	643	861
Other raw materials	160	160
Finished product	257	233

	1,060	1,254

Current assets of discontinued operations		14,767
Other current assets	1,818	1,944

Total current assets	3,845	22,890

Property, plant and equipment, at cost	5,316	5,626
Less accumulated depreciation	3,154	3,204

	2,162	2,422

Goodwill	81	76
Other intangible assets, net	3,041	3,049
Prepaid pension assets	960	912
Investment in SABMiller	4,146	3,960
Long-term assets of discontinued operations		16,969
Other assets	876	870

Total consumer products assets	15,111	51,148

Financial services
Finance assets, net	5,527	6,029
Other assets	32	34

Total financial services assets	5,559	6,063

TOTAL ASSETS	$20,670	$57,211

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
LIABILITIES
Consumer products
Current portion of long-term debt	$284	$2,354
Accounts payable	293	611
Payable to Philip Morris International Inc.	28	257
Accrued liabilities:
Marketing	321	327
Taxes, except income taxes	43	70
Employment costs	204	283
Settlement charges	3,696	3,986
Other	916	849
Income taxes	23	184
Dividends payable	665	1,588
Current liabilities of discontinued operations		8,273

Total current liabilities	6,473	18,782

Long-term debt	101	1,885
Deferred income taxes	1,180	968
Accrued pension costs	172	198
Accrued postretirement health care costs	1,894	1,916
Long-term liabilities of discontinued operations		8,065
Other liabilities	1,236	1,240

Total consumer products liabilities	11,056	33,054

Financial services
Long-term debt	500	500
Deferred income taxes	4,635	4,911
Other liabilities	301	192

Total financial services liabilities	5,436	5,603

Total liabilities	16,492	38,657

Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	6,369	6,884
Earnings reinvested in the business	22,113	34,426
Accumulated other comprehensive losses	(795)	(237)

	28,622	42,008
Less cost of repurchased stock (745,701,112 shares in 2008 and 698,284,555 shares in 2007)	(24,444)	(23,454)

Total stockholders’ equity	4,178	18,554

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,670	$57,211

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Net revenues	$14,702	$14,136
Cost of sales	6,285	5,905
Excise taxes on products	2,578	2,626

Gross profit	5,839	5,605
Marketing, administration and research costs	2,060	2,059
Asset impairment and exit costs	294	392
Gain on sale of corporate headquarters building	(404)
Recoveries from airline industry exposure		(214)
Amortization of intangibles	5

Operating income	3,884	3,368
Interest and other debt expense, net	27	190
Loss on early extinguishment of debt	393
Equity earnings in SABMiller	(344)	(392)

Earnings from continuing operations before income taxes	3,808	3,570
Provision for income taxes	1,397	1,259

Earnings from continuing operations	2,411	2,311
Earnings from discontinued operations, net of income taxes and minority interest	1,840	5,287

Net earnings	$4,251	$7,598

Per share data:

Basic earnings per share:
Continuing operations	$1.16	$1.10
Discontinued operations	0.88	2.52

Net earnings	$2.04	$3.62

Diluted earnings per share:
Continuing operations	$1.15	$1.09
Discontinued operations	0.88	2.50

Net earnings	$2.03	$3.59

Dividends declared	$1.36	$2.30

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2008	2007
Net revenues	$5,238	$4,987
Cost of sales	2,230	2,096
Excise taxes on products	897	927

Gross profit	2,111	1,964
Marketing, administration and research costs	763	736
Asset impairment and exit costs	17	13
Recoveries from airline industry exposure		(7)
Amortization of intangibles	2

Operating income	1,329	1,222
Interest and other debt expense, net	25	27
Equity earnings in SABMiller	(54)	(132)

Earnings from continuing operations before income taxes	1,358	1,327
Provision for income taxes	491	427

Earnings from continuing operations	867	900
Earnings from discontinued operations, net of income taxes and minority interest		1,733

Net earnings	$867	$2,633

Per share data:

Basic earnings per share:
Continuing operations	$0.42	$0.43
Discontinued operations		0.82

Net earnings	$0.42	$1.25

Diluted earnings per share:
Continuing operations	$0.42	$0.43
Discontinued operations		0.81

Net earnings	$0.42	$1.24

Dividends declared	$0.32	$0.75

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2007 and

the Nine Months Ended September 30, 2008

(in millions of dollars, except per share data)

(Unaudited)

	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)
				Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Stock- holders’ Equity
Balances, January 1, 2007	$935	$6,356	$59,879	$(97)	$(3,711)	$(3,808)	$(23,743)	$39,619
Comprehensive earnings:
Net earnings			9,786					9,786
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				736		736		736
Change in net loss and prior service cost					744	744		744
Change in fair value of derivatives accounted for as hedges					(18)	(18)		(18)

Total other comprehensive earnings								1,462

Total comprehensive earnings								11,248

Adoption of FIN 48 and FAS 13-2			711					711
Exercise of stock options and issuance of other stock awards (1)		528					289	817
Cash dividends declared ($3.05 per share)			(6,430)					(6,430)
Spin-off of Kraft Foods Inc.			(29,520)	89	2,020	2,109		(27,411)

Balances, December 31, 2007	935	6,884	34,426	728	(965)	(237)	(23,454)	18,554

Comprehensive earnings:
Net earnings			4,251					4,251
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				233		233		233
Change in net loss and prior service cost					41	41		41
Change in fair value of derivatives accounted for as hedges					(177)	(177)		(177)

Total other comprehensive earnings								97

Total comprehensive earnings								4,348

Exercise of stock options and issuance of other stock awards (2)		(515)					176	(339)
Cash dividends declared ($1.36 per share)			(2,844)					(2,844)
Stock repurchased							(1,166)	(1,166)
Spin-off of Philip Morris International Inc.			(13,720)	(961)	306	(655)		(14,375)

Balances, September 30, 2008	$935	$6,369	$22,113	$—	$(795)	$(795)	$(24,444)	$4,178

(1)	Includes $179 million increase to additional paid-in capital for the reimbursement from Kraft as a result of modifications to Altria Group, Inc. stock awards.
(2)	Includes $449 million decrease to additional paid-in capital for the reimbursement to PMI as a result of modifications to Altria Group, Inc. stock awards. See Note 1.

Total comprehensive earnings were $880 million and $2,564 million for the quarters ended September 30, 2008 and 2007, respectively, and $8,461 million for the nine months ended September 30, 2007.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

		For the Nine Months Ended September 30,
		2008	2007
	CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Earnings from continuing operations	- Consumer products	$2,363	$2,104
	- Financial services	48	207
	Earnings from discontinued operations, net of income taxes and minority interest	1,840	5,287

	Net earnings	4,251	7,598

	Impact of earnings from discontinued operations, net of income taxes and minority interest	(1,840)	(5,287)

	Adjustments to reconcile net earnings to operating cash flows:
	Consumer products
	Depreciation and amortization	162	174
	Deferred income tax provision	128	157
	Equity earnings in SABMiller	(344)	(392)
	Asset impairment and exit costs, net of cash paid	84	328
	Gain on sale of corporate headquarters building	(404)
	Loss on early extinguishment of debt	393
	Cash effects of changes, net of the effects from acquired and divested companies:
	Receivables, net	(102)	149
	Inventories	194	370
	Accounts payable	(157)	(161)
	Income taxes	19	(358)
	Accrued liabilities and other current assets	(114)	(68)
	Accrued settlement charges	(290)	129
	Pension plan contributions	(37)	(27)
	Pension provisions and postretirement, net	92	163
	Other	259	320
	Financial services
	Deferred income tax benefit	(276)	(253)
	Other	224	(34)

	Net cash provided by operating activities, continuing operations	2,242	2,808
	Net cash provided by operating activities, discontinued operations	1,666	5,477

	Net cash provided by operating activities	3,908	8,285

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(131)	$(210)
Proceeds from sale of corporate headquarters building	525
Other	110	108
Financial services
Investments in finance assets		(4)
Proceeds from finance assets	389	363

Net cash provided by investing activities, continuing operations	893	257
Net cash used in investing activities, discontinued operations	(317)	(1,152)

Net cash provided by (used in) investing activities	576	(895)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance of short-term borrowings		2
Long-term debt repaid	(3,908)	(500)
Financial services
Long-term debt repaid		(617)

Repurchase of Altria Group, Inc. common stock	(1,166)
Dividends paid on Altria Group, Inc. common stock	(3,767)	(5,069)
Issuance of Altria Group, Inc. common stock	79	357
Kraft Foods Inc. dividends paid to Altria Group, Inc.		728
Philip Morris International Inc. dividends paid to Altria Group, Inc.	3,019	2,480
Tender and consent fees related to the early extinguishment of debt	(371)
Changes in amounts due to/from Philip Morris International Inc.	(721)	480
Other	(227)	90

Net cash used in financing activities, continuing operations	(7,062)	(2,049)
Net cash used in financing activities, discontinued operations	(1,648)	(2,966)

Net cash used in financing activities	(8,710)	(5,015)

Effect of exchange rate changes on cash and cash equivalents:
Discontinued operations	(126)	165

Cash and cash equivalents, continuing operations:

(Decrease) increase	(3,927)	1,016

Balance at beginning of period	4,842	3,105

Balance at end of period	$915	$4,121

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 5, 2008 (the “June Form 8-K”) and on September 8, 2008 (the “September Form 8-K”). Altria Group, Inc.’s June Form 8-K revised certain information disclosed in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 in order to reflect Philip Morris International Inc. (“PMI”) as a discontinued operation, and to reflect the change in reportable segments both of which are discussed further below. Altria Group, Inc.’s September Form 8-K was filed to provide subsequent event footnotes to the financial statements of Altria Group, Inc. for the year ended December 31, 2007 as filed on the June Form 8-K. These subsequent event footnotes included condensed consolidating financial information provided in connection with the issuance by Philip Morris USA Inc. (“PM USA”) of guarantees of certain of Altria Group, Inc.’s indebtedness, which is discussed further in Note 14. Condensed Consolidating Financial Information.

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices. The financial services long-term debt of $500 million matures in July 2009.

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

The products of Altria Group, Inc.’s subsidiaries include cigarettes and other tobacco products sold in the United States by PM USA, and machine-made large cigars and pipe tobacco sold by John Middleton Co. (“Middleton”). Beginning with the first quarter of 2008, Altria Group, Inc. revised its reportable segments to reflect the change in the way in which Altria Group, Inc.’s management reviews the business as a result of the acquisition of Middleton and the PMI spin-off. Altria Group, Inc.’s revised segments, which are reflected in these financial statements, are Cigarettes and other tobacco products; Cigars; and Financial services. Accordingly, prior period segment results have been revised.

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due primarily to the classification of PMI as a discontinued operation and revised segment information.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

To the extent that employees of the remaining Altria Group, Inc. received PMI stock options, Altria Group, Inc. reimbursed PMI in cash for the Black-Scholes fair value of the stock options received. To the extent that PMI employees held Altria Group, Inc. stock options, PMI reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria Group, Inc. received PMI deferred stock, Altria Group, Inc. paid to PMI the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that PMI employees held Altria Group, Inc. restricted stock or deferred stock, PMI reimbursed Altria Group, Inc. in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to PMI for the restricted or deferred stock. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria Group, Inc. to PMI. The reimbursement to PMI is reflected as a decrease to the additional paid-in capital of Altria Group, Inc. on the September 30, 2008 condensed consolidated balance sheet.

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

Dividends and Share Repurchases

During the second quarter of 2008, Altria Group, Inc.’s Board of Directors adjusted Altria Group, Inc.’s quarterly dividend rate to $0.29 per common share. This adjustment was intended to allow Altria Group, Inc. stockholders who retained their PMI shares to initially receive, in the aggregate, the same cash dividend rate that existed before the spin-off. During the third quarter of 2008, Altria Group, Inc.’s Board of Directors approved a 10.3% increase in the quarterly dividend rate to $0.32 per common share. The present annualized dividend rate is $1.28 per Altria Group, Inc. common share. The dividend remains subject to the discretion of the Board of Directors.

In conjunction with the announced acquisition of UST Inc. (“UST”) (for further discussion see Note 2. UST Acquisition) the Altria Group, Inc. Board of Directors modified its previously announced two-year $7.5 billion share repurchase program and authorized the repurchase of up to $4.0 billion in Altria Group, Inc. common stock over a three-year (2008 to 2010) period. As of September 30, 2008, Altria Group, Inc. had repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 2.    UST Acquisition:

On September 8, 2008, Altria Group, Inc. and UST announced that they had entered into a definitive agreement for Altria Group, Inc. to acquire all outstanding shares of UST, the world’s leading moist smokeless tobacco manufacturer. Under the terms of the agreement, shareholders of UST will receive $69.50 in cash for each share of UST common stock. The transaction is valued at approximately $11.7 billion, which includes the assumption of approximately $1.3 billion of debt.

On October 2, 2008, Altria Group, Inc. and UST agreed to extend, at Altria Group, Inc.’s option, the closing date of the transaction in the event conditions for closing are met prior to the end of 2008. As part of the extension, Altria Group, Inc. agreed to increase the termination fee it must pay to $300 million under certain circumstances where Altria Group, Inc. is required to close the acquisition but does not do so. On October 16, 2008, Altria Group, Inc. and UST announced that Altria Group, Inc.’s proposed acquisition of UST had passed federal antitrust review. Completion of the transaction remains subject to UST shareholder approval and certain other customary closing conditions. If such conditions to closing are satisfied, Altria Group, Inc. expects the transaction to close during the first full week of January 2009 and no later than January 7, 2009.

Altria Group, Inc. has entered into a commitment letter with two banks to provide up to $7.0 billion under a senior 364-day bridge loan facility, which, together with Altria Group, Inc.’s existing credit facilities and cash, is expected to be more than sufficient to fund the acquisition.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3.    Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2008	2007	2008	2007
		(in millions)
Separation program	Cigarettes and other tobacco products	$44	$293	$15	$10
Separation program	General corporate	195	17	2
Asset impairment	Cigarettes and other tobacco products		35
Kraft spin-off fees	General corporate		47		3
PMI spin-off fees	General corporate	55

Asset impairment and exit costs		$294	$392	$17	$13

The movement in the asset impairment and exit cost liabilities for Altria Group, Inc. for the nine months ended September 30, 2008 was as follows:

	Severance	Other	Total
	(in millions)
Liability balance, January 1, 2008	$279	$3	$282
Charges	144	150	294
Cash spent	(119)	(91)	(210)
Other	4	(22)	(18)

Liability balance, September 30, 2008	$308	$40	$348

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PM USA recorded total pre-tax charges for this program as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Asset impairment and exit costs	$44	$328	$15	$10
Implementation costs	48	12	16	12

Total	$92	$340	$31	$22

The pre-tax implementation costs were primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statements of earnings for the nine months and three months ended September 30, 2008 and 2007. Total pre-tax charges incurred since the inception of the program were $463 million. Pre-tax charges of approximately $32 million are expected during the remainder of 2008 for the program. Cash payments related to the program of $53 million and $24 million were made during the nine and three months ended September 30, 2008, respectively, for a total of $64 million since inception.

Corporate Asset Impairment and Exit Costs

During the first quarter of 2008, in connection with the PMI spin-off, Altria Group, Inc. restructured its corporate headquarters and incurred pre-tax charges of $195 million for the nine months ended September 30, 2008, consisting primarily of employee separation costs. Substantially all of these charges will result in cash expenditures. Cash payments for the program of $121 million and $52 million were made during the nine months and three months ended September 30, 2008, respectively.

In addition, during the nine months ended September 30, 2008 and 2007, corporate asset impairment and exit costs also included investment banking and legal fees associated with the PMI spin-off in 2008 and the Kraft spin-off in 2007, as well as the streamlining of various corporate functions in 2007.

Note 4.    Benefit Plans:

Altria Group, Inc. sponsors noncontributory defined benefit pension plans covering substantially all employees. In addition, Altria Group, Inc. and its subsidiaries provide health care and other benefits to substantially all retired employees.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$73	$80	$23	$26
Interest cost	228	229	75	76
Expected return on plan assets	(319)	(316)	(109)	(105)
Amortization:
Net loss	46	78	12	28
Prior service cost	7	7	3	1
Other	40	31	2	7

Net periodic pension cost	$75	$109	$6	$33

“Other” pension cost of $40 million for the nine months ended September 30, 2008, primarily reflects termination benefits related to Altria Group, Inc.’s restructuring of its corporate headquarters. “Other” pension costs of $31 million and $7 million for the nine months and three months ended September 30, 2007, respectively, were due primarily to curtailment losses and an early retirement program related to PM USA’s announced closure of its Cabarrus, North Carolina manufacturing facility.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded plans and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $37 million were made to Altria Group, Inc.’s pension plans during the nine months ended September 30, 2008. Currently, Altria Group, Inc. anticipates making additional contributions during the remainder of 2008 of approximately $20 million to its pension plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$29	$36	$10	$12
Interest cost	87	93	29	30
Amortization:
Net loss	18	25	5	8
Prior service credit	(6)	(6)	(2)	(2)
Other	9	(4)	1

Net postretirement health care costs	$137	$144	$43	$48

“Other” postretirement cost of $9 million for the nine months ended September 30, 2008, primarily reflects termination benefits related to Altria Group, Inc.’s restructuring of its corporate headquarters. “Other” postretirement gains of $4 million for the nine months ended September 30, 2007, were due primarily to curtailment gains related to PM USA’s announced closure of its Cabarrus, North Carolina manufacturing facility.

Note 5.    Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Cigarettes and other tobacco products	$-	$-	$283	$283
Cigars	81	76	2,758	2,766

Total	$81	$76	$3,041	$3,049

Intangible assets were as follows (in millions):

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,923		$2,894
Amortizable intangible assets	123	$5	155	$-

Total intangible assets	$3,046	$5	$3,049	$-

Non-amortizable intangible assets substantially consist of trademarks from the December 2007 acquisition of Middleton. Amortizable intangible assets consist primarily of customer relationships. Pre-tax amortization expense for intangible assets during the nine months and three months ended September 30, 2008, was $5 million and $2 million, respectively. Annual amortization expense for each of the next five

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

years is estimated to be $10 million or less, excluding any impact from the UST acquisition and assuming no additional transactions occur that require the amortization of intangible assets.

Goodwill relates to the December 2007 acquisition of Middleton. The change in goodwill and gross carrying amount of intangible assets from December 31, 2007 to September 30, 2008, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2007	$76	$3,049
Changes due to:
Purchase price revisions	5	(3)

Balance at September 30, 2008	$81	$3,046

The changes in goodwill and intangible assets resulted from revisions to the purchase price allocation as appraisals for the acquisition of Middleton were finalized during the first quarter of 2008.

Note 6.    Financial Instruments:

During the nine months ended September 30, 2008 and 2007, and the three months ended September 30, 2007, ineffectiveness related to fair value hedges and cash flow hedges was not material. During the first quarter of 2008, Altria Group, Inc. purchased forward foreign exchange contracts to mitigate its exposure to changes in exchange rates from its euro-denominated debt. While these forward exchange contracts were effective as economic hedges, they did not qualify for hedge accounting treatment and therefore $21 million of gains for the nine months ended September 30, 2008 relating to these contracts were reported in Altria Group, Inc.’s condensed consolidated statements of earnings. These contracts and the related debt matured in the second quarter of 2008. Subsequent to the maturities of these contracts, Altria Group, Inc. has had no derivative financial instruments remaining.

Within currency translation adjustments during the nine months ended September 30, 2008 and 2007, Altria Group, Inc. recorded losses, net of income taxes, of $85 million and gains, net of income taxes, of $2 million, respectively, which represented effective hedges of net investments. The accumulated losses recorded as net investment hedges of foreign operations were recognized and recorded in connection with the PMI distribution. Subsequent to the PMI distribution, Altria Group, Inc. has had no such net investment hedges remaining.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

(Loss) gain at beginning of period	$(5)	$13	$-	$8
Derivative losses (gains) transferred to earnings	93	(38)		3
Change in fair value	(270)	45		11
Kraft spin-off		2
PMI spin-off	182

Gain as of September 30	$-	$22	$-	$22

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

See Note 11. Fair Value Measurements, for disclosures related to the fair value of derivative financial instruments.

Note 7.    Divestitures:

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

Summarized financial information for discontinued operations for the nine months ended September 30, 2008 and 2007, and for the three months ended September 30, 2007 were as follows (in millions):

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
	PMI	PMI	Kraft	Total

Net revenues	$15,376	$41,436	$8,586	$50,022

Earnings before income taxes and minority interest	$2,701	$6,834	$1,059	$7,893
Provision for income taxes	(800)	(1,975)	(356)	(2,331)
Minority interest in earnings from discontinued operations	(61)	(197)	(78)	(275)

Earnings from discontinued operations, net of income taxes and minority interest	$1,840	$4,662	$625	$5,287

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the Three Months Ended September 30, 2007
PMI

Net revenues	$14,220

Earnings before income taxes and minority interest	$2,499
Provision for income taxes	(690)
Minority interest in earnings from discontinued operations	(76)

Earnings from discontinued operations, net of income taxes and minority interest	$1,733

Summarized assets and liabilities of discontinued operations for PMI as of December 31, 2007 were as follows (in millions):

December 31, 2007
Assets:
Cash and cash equivalents	$1,656
Receivables, net	3,240
Inventories	9,317
Other current assets	554

Current assets of discontinued operations	14,767

Property, plant and equipment, net	6,435
Goodwill	7,925
Other intangible assets, net	1,904
Prepaid pension assets	408
Other assets	297

Long-term assets of discontinued operations	16,969

Liabilities:
Short-term borrowings	638
Current portion of long-term debt	91
Accounts payable	595
Accrued liabilities	6,479
Income taxes	470

Current liabilities of discontinued operations	8,273

Long-term debt	5,578
Deferred income taxes	1,214
Accrued pension costs	190
Other liabilities	1,083

Long-term liabilities of discontinued operations	8,065

Net Assets	$15,398

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

During the nine months ended September 30, 2008, 1.3 million shares of restricted stock and 0.7 million shares of deferred stock vested. The total fair value of restricted and deferred stock vested during the nine months ended September 30, 2008 was $140 million. The grant date fair value per share of these awards was $60.10 (reflects historical market prices which are not adjusted to reflect the Kraft and PMI spin-offs).

Note 9.    Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Earnings from continuing operations	$2,411	$2,311	$867	$900
Earnings from discontinued operations	1,840	5,287		1,733

Net earnings	$4,251	$7,598	$867	$2,633

Weighted average shares for basic EPS	2,080	2,100	2,058	2,103

Plus incremental shares from assumed conversions:
Restricted stock and deferred stock	3	2	3	2
Stock options	10	13	9	12

Weighted average shares for diluted EPS	2,093	2,115	2,070	2,117

For the nine months and three months ended September 30, 2008 and 2007, there were no antidilutive stock options.

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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net revenues:
Cigarettes and other tobacco products	$14,233	$13,998	$5,084	$4,944
Cigars	290		98
Financial services	179	138	56	43

Net revenues	$14,702	$14,136	$5,238	$4,987

Earnings from continuing operations before income taxes:
Operating companies income (loss):
Cigarettes and other tobacco products	$3,746	$3,429	$1,369	$1,295
Cigars	128		37
Financial services	97	344	(7)	45
Amortization of intangibles	(5)		(2)
Gain on sale of corporate headquarters building	404
General corporate expense	(236)	(341)	(66)	(115)
Corporate asset impairment and exit costs	(250)	(64)	(2)	(3)

Operating income	3,884	3,368	1,329	1,222
Interest and other debt expense, net	(27)	(190)	(25)	(27)
Loss on early extinguishment of debt	(393)
Equity earnings in SABMiller	344	392	54	132

Earnings from continuing operations before income taxes	$3,808	$3,570	$1,358	$1,327

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Items affecting the comparability of results from continuing operations were as follows:

—	Asset Impairment and Exit Costs – See Note 3. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

—

Sales to PMI – During the nine months and three months ended September 30, 2008, PM USA recorded net revenues of $207 million and $97 million, respectively, from contract volume manufactured for PMI under an agreement that is expected to terminate before the end of 2008.

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

—

PMCC Allowance for Losses – During the third quarter of 2008, PMCC increased its allowance for losses by $50 million as a result of credit rating downgrades of certain lessees and financial market conditions.

—

Recoveries from Airline Industry Exposure – During the nine months and three months ended September 30, 2007, PMCC recorded pre-tax gains of $214 million and $7 million, respectively, on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

—	SABMiller plc (“SABMiller”) Intangible Asset Impairments – Altria Group, Inc.’s third quarter 2008 equity earnings in SABMiller included intangible asset impairment charges of $85 million.

—	Acquisition of Middleton – In December 2007, Altria Group, Inc. acquired Middleton.

Note 11.    Fair Value Measurements:

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The fair value of Altria Group, Inc.’s equity investment in SABMiller and Altria Group, Inc.’s debt is utilized for annual disclosure purposes.

Derivative Financial Instruments

Altria Group, Inc. assesses the fair value of its derivative financial instruments using internally developed models that use, as their basis, readily observable future amounts, such as cash flows, earnings, and the current market expectations of those future amounts. As discussed in Note 6. Financial Instruments, at September 30, 2008, Altria Group, Inc. had no derivative financial instruments remaining.

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

Note 12.    Contingencies:

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

Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed elsewhere in this Note 12. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of November 1, 2008, November 1, 2007 and November 1, 2006.

Type of Case	Number of Cases Pending as of November 1, 2008	Number of Cases Pending as of November 1, 2007	Number of Cases Pending as of November 1, 2006
Individual Smoking and Health Cases (1)	98	195	191
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	9	10	9
Health Care Cost Recovery Actions	3	3	6
“Lights/Ultra Lights” Class Actions	17	17	21
Tobacco Price Cases	2	2	2
Cigarette Contraband Cases	0	0	0

(1)

Does not include 2,620 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA. Additionally, does not include approximately 2,335 individual smoking and health cases brought by or on behalf of approximately 9,121 plaintiffs in Florida following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

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

In addition, as of November 1, 2008, PM USA is a named defendant in a “Lights” class action in Israel and a health care cost recovery action in Israel. PM USA is a named defendant in two health care cost recovery actions in Canada, one of which also names Altria Group, Inc. as a defendant.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pending and Upcoming Trials

As of November 1, 2008, one Engle-progeny case against PM USA is scheduled for trial through the end of 2008. There are currently no individual smoking and health cases scheduled for trial through the end of 2008. Cases against other tobacco companies are also scheduled for trial through the end of 2008. Trial dates are subject to change.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2007	California/ Whiteley	Individual Smoking and Health	Approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case, as well as $250,000 in punitive damages against the other defendant in the case.	In July 2007, the trial court granted plaintiffs’ motion for a limited re-trial against PM USA on the question of whether plaintiffs are entitled to punitive damages against PM USA, and if so, the amount. In October 2007, the jury found that plaintiffs are not entitled to punitive damages against PM USA. In November, the trial court entered final judgment and PM USA filed a motion for a new trial and for judgment notwithstanding the verdict. The trial court rejected these motions in January 2008. In March 2008, PM USA noticed an appeal to the California Court of Appeal, First Appellate District and in May 2008, posted a $2.2 million appeal bond.

August 2006	District of Columbia/ United States of America	Health Care Cost Recovery	Finding that defendants, including Altria Group, Inc. and PM USA, violated the civil provisions of the Racketeer Influenced and Corrupt Organizations Act (RICO). No monetary damages were assessed, but court made specific findings and issued injunctions. See Federal Government’s Lawsuit below.	See Federal Government’s Lawsuit below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	On April 10, 2008, an intermediate New York appellate court reversed the verdict and vacated the compensatory and punitive damages awards against PM USA. Plaintiff has appealed to New York’s highest court. Argument is scheduled for November 18, 2008.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	See Scott Class Action below.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In April 2008, the California Supreme Court denied PM USA’s petition for review. See discussion (1) below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.86 million. PM USA’s share of the damages award is approximately $6 million. In January 2007, defendants petitioned the trial court to set aside the jury’s verdict and dismiss plaintiffs’ punitive damages claim. On August 14, 2008, the trial court granted plaintiffs’ motion for entry of judgment and ordered compensatory damages of $24.8 million plus interest from the date of the verdict. On August 15, 2008, PM USA filed a motion for reconsideration.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the Court of Appeals’ decision reversing and remanding the case for a new trial on punitive damages. In

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
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

July 2000	Florida/ Engle	Smoking and Health Class Action	$145 billion in punitive damages against all defendants, including $74 billion against PM USA.	See Engle Class Action below.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages (capped statutorily at $500,000), $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion (2) below.

(1)

Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. Parties to the appeal in Bullock requested that the court establish a briefing schedule on the merits of the pending appeal. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. Following this decision, PM USA decided to record a provision for compensatory damages of $850,000 plus costs and interest in the second quarter. The case has been remanded to the superior court for a new trial on the amount of punitive damages, if any. In July 2008, $43.3 million of U.S. Treasury Bills in escrow were returned to PM USA.

(2)

Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million in connection with this case and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $25 million in interest charges related to this case. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damage award and reinstated the jury’s award of $79.5 million in punitive damages. In March 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was granted in June 2008. Oral argument before the United States Supreme Court is scheduled for December 3, 2008.

With respect to certain adverse verdicts currently on appeal, as of November 1, 2008, PM USA has posted various forms of security totaling approximately $129 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. The cash deposits are included in other assets on the consolidated balance sheets.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

By the January 11, 2008 deadline required by the Florida Supreme Court’s decision, approximately 2,335 cases had been served upon PM USA or Altria Group, Inc. asserting individual claims on or on behalf of approximately 9,121 plaintiffs. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets. Some of these cases have been removed from

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle-progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damage award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

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

Three federal district courts (in the Merlob, Brown and Burr cases) have ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) have been certified by the trial court for interlocutory review. The certification in both cases has been granted by the United States Court of Appeals for the Eleventh Circuit. Approximately 4,000 Engle progeny cases pending in the federal district courts in the Middle District of Florida have been stayed pending interlocutory review by the Eleventh Circuit. Several state trial court judges have issued contrary rulings that allowed plaintiffs to use the Engle findings to establish elements of their claims and required certain defenses to be stricken.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded the case for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ petitions for writ of certiorari. Following the Louisiana Supreme Court’s denial of defendants’ petition for writ of certiorari, PM USA recorded a provision of $26 million in connection with the case. In March 2008, plaintiffs filed a motion to execute the approximately $279 million judgment plus post-judgment interest or, in the alternative, for an order to the parties to submit revised damages figures. Defendants filed a motion to have judgment entered in favor of defendants based on accrual of all class member claims after September 1, 1988 or, in the alternative, for the entry of a case management order. In April 2008, the Louisiana Supreme Court denied defendants’ motion to stay proceedings and the defendants filed a petition for writ of certiorari with the United States Supreme Court. In June 2008, the United States Supreme Court denied the defendant’s petition. Plaintiffs filed a motion to enter judgment in the amount of approximately $280 million (subsequently changed to approximately $264 million) and defendants filed a motion to enter judgment in their favor dismissing the case entirely or, alternatively, to enter a case management order for a new trial. In July 2008, the trial court entered an Amended Judgment and Reasons for Judgment denying both motions, but ordering defendants to deposit into the registry of the court the sum of $263,532,762 plus post-judgment interest of $87.7 million (as of November 1, 2008). The Reasons for Judgment, however, state that the judgment award “may be satisfied with something less than a full cash payment now” and that the court would “favorably consider” returning unused funds annually to defendants if monies allocated for that year were not fully expended. On September 9, 2008, defendants filed an application for writ of mandamus or supervisory writ to secure the right to appeal with the Louisiana Circuit Court of Appeals and the court issued an order staying execution of the amended final judgment pending future order of the court.

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

In July 2008, the New York Supreme Court, Appellate Division, First Department in Fabiano, an individual personal injury case, held that plaintiffs’ punitive damages claim was barred by the MSA (as defined below) based on principles of res judicata because the New York Attorney General had already litigated the punitive damages claim on behalf of all New York residents. On August 28, 2008, plaintiffs filed a motion for permission to appeal to the Court of Appeals. On September 9, 2008 PM USA filed a motion in opposition.

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

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare as Secondary Payer (“MSP”) provisions of the Social Security Act to recover from defendants Medicare expenditures allegedly incurred for the treatment of smoking-related diseases. Cases brought in New York (Mason), Florida (Glover) and Massachusetts (United Seniors Association) have been dismissed by federal courts, and plaintiffs appealed in United Seniors Association. In August 2007, the United States Court of Appeals for the First Circuit affirmed the district court’s dismissal in United Seniors Association and, in January 2008, the United States Supreme Court denied plaintiff’s petition for writ of certiorari. In April 2008, an action, National Committee to Preserve Social Security and Medicare, et al. v. Philip Morris USA, et al. (“National Committee I”), was brought under the Medicare as Secondary Payer statute in the Circuit Court of the Eleventh Judicial Circuit of and for Miami County, Florida, but was dismissed voluntarily in May 2008. The action purported to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from April 19, 2002 to the present. In May 2008, an action, National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al., was brought under the Medicare as Secondary Payer statute in United States District Court for the Eastern District of New York. This action was brought by the same plaintiffs as National Committee I and similarly purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from May 21, 2002 to the present. In July 2008, defendants filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, in Israel (1), the Marshall Islands (1 dismissed), and Canada (2) and other entities have stated that they are considering filing such actions. In September 2005, in the first of the two health care recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. Altria Group, Inc. and PM USA are named as defendants in New Brunswick’s case. Several other provinces in Canada have enacted similar legislation

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

or are in the process of enacting similar legislation. See “Third Party Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Possible Adjustments in MSA Payments for 2003, 2004, 2005 and 2006

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (the “Original Participating Manufacturers” or “OPMs”) are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA participating manufacturers to the states and territories that are parties to the MSA for the years 2003, 2004, 2005 and 2006. The proceedings are based on the collective loss of market share for 2003, 2004, 2005 and 2006, respectively, by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

share for the year 2005. A different economic consulting firm has been selected to make the “significant factor” determination regarding the participating manufacturers’ collective loss of market share for the year 2006. The new firm’s decision with respect to 2006 is expected in March 2009.

Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that have not filed declaratory judgment actions. Courts in all 46 MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. Several of these rulings remain subject to appeal or further review. Additionally, Ohio filed a declaratory judgment action in state court with respect to the 2004 diligent enforcement issue. The action has been stayed pending the decision about the 2003 payments.

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

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out, which is estimated at approximately $9.5 billion, is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments offset already scheduled payments to the NTGST. However, two of the grower states, Maryland and Pennsylvania, have filed claims in the North Carolina state courts, asserting that the companies which established the NTGST (including PM USA) must continue making payments under the NTGST through 2010 for the benefit of Maryland and Pennsylvania growers (such continuing payments would represent slightly more than one percent of the originally scheduled payments that would have been due to the NTGST for the years 2005 through 2010) notwithstanding the offsets resulting from the FETRA payments. The North Carolina trial court has held in favor of Maryland and Pennsylvania, and the companies (including PM USA) have appealed. The North Carolina Court of Appeals heard oral argument in August 2008. In addition to the approximately $9.5 billion cost of the buy-out, FETRA also obligated manufacturers and importers of tobacco products to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2008 and beyond.

Other MSA-Related Litigation

PM USA was named as a defendant in an action brought on October 28, 2008 in the U.S. District Court for the Western District of Kentucky by an MSA participating manufacturer that is not an OPM. Other defendants include various other participating manufacturers and the Attorneys General of all 52 States and Territories that are parties to the MSA. The plaintiff alleges that certain of the MSA’s payment provisions discriminate against it in favor of certain other participating manufacturers in violation of the federal antitrust laws and the United States Constitution. The plaintiff is seeking injunctive relief, alteration of certain MSA payment provisions as applied to it, treble damages under the federal antitrust laws, and/or rescission of its joinder in the MSA. The plaintiff has also filed a motion for a preliminary injunction enjoining the States from enforcing the allegedly discriminatory payment provisions against it during the pendency of action.

Without naming PM USA or any other private party as a defendant, manufacturers that have elected not to sign the MSA (NPMs) and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials are defendants in a lawsuit pending in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court, plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in those two actions, one trial judge preliminarily enjoined New York from enforcing its “allocable share” amendment to the MSA’s Model Escrow Statute against the plaintiffs, while another trial judge refused to do so after concluding that the plaintiffs were unlikely to prove their allegations. Summary judgment motions are pending in one of those cases.

In another action, the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. The case and another challenge to Louisiana’s participation in the MSA and Louisiana’s MSA-related legislation are scheduled to begin summary judgment proceedings during the fourth quarter of 2008. Another proceeding has been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement. A two-day hearing on the merits is scheduled for June 2009. Appeals from trial court decisions holding that plaintiffs have failed either to make allegations establishing a claim for relief or to submit evidence supporting those allegations may soon be filed with the United States Court of Appeals for the Eighth Circuit. The United States Courts of Appeals for the Sixth and Ninth Circuits have affirmed the dismissals in two similar challenges. In July 2008, the United States Court of Appeals for the Tenth Circuit affirmed dismissals and summary judgment orders in two cases emanating from Kansas and Oklahoma, and in doing so rejected antitrust and constitutional challenges to the allocable share amendment legislation in those states.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria Group, Inc. asserting claims under three federal statutes, namely the Medical Care Recovery Act (“MCRA”), the MSP provisions of the Social Security Act and the civil provisions of RICO. Trial of the case ended in June 2005. The lawsuit sought to recover an unspecified amount of health care costs for tobacco-related

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleged that such costs total more than $20 billion annually. It also sought what it alleged to be equitable and declaratory relief, including disgorgement of profits which arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under the civil provisions of RICO.

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

In September 2006, defendants filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. In September 2006, the trial court denied defendants’ motion to stay the judgment pending defendants’ appeals, and defendants then filed an emergency motion with the Court of Appeals to stay enforcement of the judgment pending their appeals. In October 2006, the government filed a notice of appeal to the Court of Appeals in which it appeals the denial of certain remedies, including the disgorgement of profits and the cessation remedies it had sought. In October 2006, a three-judge panel of the United States Court of Appeals granted defendants’ motion and stayed the trial court’s judgment pending its review of the decision. Certain defendants, including PM USA and Altria Group, Inc., filed a motion to clarify the trial court’s August 2006 Final Judgment and Remedial Order. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order. As noted above, the trial court’s judgment and remedial order remain stayed pending the appeal to the Court of Appeals. Oral argument before the United States Court of Appeals for the District of Columbia Circuit was heard on October 14, 2008.

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

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the Federal Cigarette Labeling and Advertising Act and dismissed the case. In August 2007, the United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment on federal preemption grounds and remanded the case to district court. The district court stayed the case pending the United States Supreme Court’s ruling on defendants’ petition for writ of certiorari with the United States Supreme Court, which was granted on January 18, 2008. The case has been stayed pending the United States Supreme Court’s decision. The United States Supreme Court heard oral argument on October 6, 2008.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of November 1, 2008, two cases were pending in Kansas and New Mexico in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. Altria Group, Inc. is a defendant in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. Plaintiffs in the New Mexico case have appealed. The case in Kansas had been stayed pending the Kansas Supreme Court’s decision on defendants’ petition regarding certain discovery rulings by the trial court; the Kansas Supreme Court denied the petition in April 2008 and the stay has been lifted.

Cigarette Contraband Cases: In 2008, Canadian authorities concluded their investigation relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s and executed a complete release of Altria Group, Inc. and its affiliates.

Cases Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law, which, in two July 2006 opinions, the California Supreme Court ruled applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. In November 2006, the California Supreme Court accepted review of the appellate court’s decision.

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

In September 2005, a purported class action lawsuit (Reynolds) was filed by a California consumer against PM USA alleging that PM USA violated certain California consumer protection laws in connection with the alleged expiration of Marlboro Miles’ proofs of purchase, which could be used in accordance with the terms and conditions of certain time-limited promotions to acquire merchandise from Marlboro catalogues. PM USA’s motion to dismiss the case was denied in March 2006. In September 2006, PM USA filed a motion for summary judgment as to plaintiff’s claims for breach of the implied covenant of good faith and fair dealing. In October 2006, PM USA filed a second summary judgment motion seeking dismissal of plaintiff’s claims under certain California consumer protection statutes. In June 2007, the court denied PM USA’s motions for summary judgment. In January 2008, PM USA’s application for interlocutory review by the United States Court of Appeals for the Ninth Circuit was granted.

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

UST Litigation: On September 8, 2008, plaintiffs filed a purported class action on behalf of a purported class of UST Inc. stockholders in Superior Court in Connecticut to enjoin the proposed acquisition of UST Inc. by Altria Group, Inc., alleging that UST Inc. and/or nine of its directors had violated their fiduciary duties by agreeing to the terms of the acquisition and that Altria Group, Inc. had aided and abetted in the alleged violation. On October 30, 2008, plaintiffs amended the complaint to add allegations concerning UST’s definitive proxy statement and certain benefits payable to UST’s officers in connection with the transaction. The amended complaint also added aiding and abetting claims against UST.

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

Third-Party Guarantees

At September 30, 2008, Altria Group, Inc.’s third-party guarantees, which are related to divestiture activities, were $22 million. These guarantees have no specified expiration dates. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at September 30, 2008, relating to these guarantees. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of litigation.

Under the terms of the Distribution Agreement between Altria Group, Inc. and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2008 as the fair value of this indemnification is insignificant.

Note 13.    New Accounting Standards:

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is effective for business combinations that close on or after January 1, 2009, the first day of Altria Group, Inc.’s annual reporting period beginning after December 15, 2008. SFAS 141(R) requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized as expenses in the periods in which the costs are incurred. As discussed in Note 2. UST Acquisition, Altria Group, Inc. expects the transaction to close during the first full week of January 2009 and no later than January 7, 2009. Accordingly, the acquisition will be accounted for under SFAS No. 141 (R). Under SFAS 141 (R), Altria Group, Inc. will expense as incurred various acquisition costs including, but not limited to, transaction costs and costs related to restructuring UST.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14.    Condensed Consolidating Financial Information:

PM USA has issued guarantees relating to Altria Group, Inc.’s outstanding debt securities and borrowings under Altria Group, Inc.’s existing revolving credit facilities and commercial paper programs (the “Guarantees”). Collectively, these Guarantees pertain to substantially all of Altria Group, Inc.’s current debt instruments and will pertain to borrowings under the $7 billion senior 364-day term bridge loan facility contemplated by the commitment letter entered into by Altria Group, Inc. and two banks on September 7, 2008, which commitment letter is more particularly discussed at Note 2. UST Acquisition. Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria Group, Inc.’s obligations under the guaranteed debt instruments (the “Obligations”), as described below.

The guarantees provide that PM USA will fully and unconditionally guarantee the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Obligations. The liability of PM USA under the Guarantees shall be absolute and unconditional irrespective of any lack of validity, enforceability or genuineness of any provision of any agreement or instrument relating thereto; any change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations, or any other amendment or waiver of or any consent to departure from any agreement or instrument relating thereto; any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any other guarantee, for all or any of the Obligations; or any other circumstance that might otherwise constitute a defense available to, or a discharge of, Altria Group, Inc. or PM USA.

The obligations of PM USA under the Guarantees will be limited to the maximum amount as will, after giving effect to such maximum amount and all other contingent and fixed liabilities of PM USA that are relevant under Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar federal or state law to the extent applicable to the Guarantees, result in PM USA’s obligations under the Guarantees not constituting a fraudulent transfer or conveyance. For purposes hereof, “Bankruptcy Law” means Title 11, U.S. Code, or any similar federal or state law for the relief of debtors.

PM USA will be unconditionally released and discharged from its obligations under each of the Guarantees upon the earliest to occur of:

•	the date, if any, on which PM USA consolidates with or merges into Altria Group, Inc. or any successor;

•	the date, if any, on which Altria Group, Inc. or any successor consolidates with or merges into PM USA;

•	the payment in full of the Obligations pertaining to such Guarantee; or

•	the rating of Altria Group, Inc.’s long-term senior unsecured debt by Standard & Poor’s of A or higher.

The respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, condensed consolidating statements of earnings for the nine months and three months ended September 30, 2008 and 2007, and condensed consolidating statements of cash flows for the nine

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

months ended September 30, 2008 and 2007 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”) (in millions of dollars). The financial information is based on Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. accounts for investments in these subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

September 30, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$913	$-	$2	$-	$915

Receivables	1	24	27		52

Inventories:
Leaf tobacco		627	16		643
Other raw materials		156	4		160
Finished product		252	5		257

		1,035	25		1,060

Due from Altria Group, Inc. and subsidiaries	1,169	3,033	254	(4,456)
Other current assets	61	1,736	21		1,818

Total current assets	2,144	5,828	329	(4,456)	3,845

Property, plant and equipment, at cost	2	4,748	566		5,316
Less accumulated depreciation	1	2,845	308		3,154

	1	1,903	258		2,162

Goodwill			81		81
Other intangible assets, net		283	2,758		3,041
Prepaid pension assets		598	362		960
Investment in SABMiller	4,146				4,146
Investment in consolidated subsidiaries	1,996			(1,996)
Due from Altria Group, Inc. and subsidiaries	2,000			(2,000)
Other assets	634	190	52		876

Total consumer products assets	10,921	8,802	3,840	(8,452)	15,111

Financial services
Finance assets, net			5,527		5,527
Due from Altria Group, Inc. and subsidiaries			898	(898)
Other assets			32		32

Total financial services assets			6,457	(898)	5,559

TOTAL ASSETS	$10,921	$8,802	$10,297	$(9,350)	$20,670

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

September 30, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Current portion of long-term debt	$149	$135	$-	$-	$284
Accounts payable	97	200	24		321
Accrued liabilities:
Marketing		321			321
Taxes, except income taxes		42	1		43
Employment costs	23	48	133		204
Settlement charges		3,696			3,696
Other	61	549	306		916
Income taxes	(482)	525	(20)		23
Dividends payable	665				665
Due to Altria Group, Inc. and subsidiaries	3,929	97	1,328	(5,354)

Total current liabilities	4,442	5,613	1,772	(5,354)	6,473

Long-term debt	101				101
Deferred income taxes	1,368	(176)	(12)		1,180
Accrued pension costs	165		7		172
Accrued postretirement health care costs		1,774	120		1,894
Due to Altria Group, Inc. and subsidiaries			2,000	(2,000)
Other liabilities	667	441	128		1,236

Total consumer products liabilities	6,743	7,652	4,015	(7,354)	11,056

Financial services
Long-term debt			500		500
Deferred income taxes			4,635		4,635
Other liabilities			301		301

Total financial services liabilities			5,436		5,436

Total liabilities	6,743	7,652	9,451	(7,354)	16,492

Contingencies

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	6,369	412	1,032	(1,444)	6,369
Earnings reinvested in the business	22,113	1,346	(91)	(1,255)	22,113
Accumulated other comprehensive losses	(795)	(608)	(104)	712	(795)

	28,622	1,150	846	(1,996)	28,622

Less cost of repurchased stock	(24,444)				(24,444)

Total stockholders’ equity	4,178	1,150	846	(1,996)	4,178

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,921	$8,802	$10,297	$(9,350)	$20,670

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

December 31, 2007

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$4,835	$1	$6	$-	$4,842

Receivables	21	22	40		83

Inventories:
Leaf tobacco		853	8		861
Other raw materials		157	3		160
Finished product		223	10		233

		1,233	21		1,254
Current assets of discontinued operations			14,767		14,767
Due from Altria Group, Inc. and subsidiaries	1,321	3,458	1,681	(6,460)
Other current assets	207	1,701	36		1,944

Total current assets	6,384	6,415	16,551	(6,460)	22,890

Property, plant and equipment, at cost	194	5,135	297		5,626
Less accumulated depreciation	94	2,999	111		3,204

	100	2,136	186		2,422

Goodwill			76		76
Other intangible assets, net		283	2,766		3,049
Prepaid pension assets		558	354		912
Investment in SABMiller	3,960				3,960
Long-term assets of discontinued operations			16,969		16,969
Investment in consolidated subsidiaries	23,667			(23,667)
Due from Altria Group, Inc. and subsidiaries	2,000	6,000		(8,000)
Other assets	498	311	61		870

Total consumer products assets	36,609	15,703	36,963	(38,127)	51,148

Financial services
Finance assets, net			6,029		6,029
Due from Altria Group, Inc. and subsidiaries			513	(513)
Other assets			34		34

Total financial services assets			6,576	(513)	6,063

TOTAL ASSETS	$36,609	$15,703	$43,539	$(38,640)	$57,211

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

December 31, 2007

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Current portion of long-term debt	$850	$1	$1,503	$-	$2,354
Accounts payable	10	649	209		868
Accrued liabilities:
Marketing		326	1		327
Taxes, except income taxes		67	3		70
Employment costs	35	98	150		283
Settlement charges		3,986			3,986
Other	100	582	167		849
Income taxes	107	80	(3)		184
Dividends payable	1,588				1,588
Current liabilities of discontinued operations			8,273		8,273
Due to Altria Group, Inc. and subsidiaries	5,545	86	1,342	(6,973)

Total current liabilities	8,235	5,875	11,645	(6,973)	18,782

Long-term debt	1,750	135			1,885
Deferred income taxes	1,207	(166)	(73)		968
Accrued pension costs	191		7		198
Accrued postretirement health care costs		1,743	173		1,916
Long-term liabilities of discontinued operations			8,065		8,065
Due to Altria Group, Inc. and subsidiaries	6,000		2,000	(8,000)
Other liabilities	672	530	38		1,240

Total consumer products liabilities	18,055	8,117	21,855	(14,973)	33,054

Financial services
Long-term debt			500		500
Deferred income taxes			4,911		4,911
Other liabilities			192		192

Total financial services liabilities			5,603		5,603

Total liabilities	18,055	8,117	27,458	(14,973)	38,657

Contingencies

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	6,884	586	2,123	(2,709)	6,884
Earnings reinvested in the business	34,426	7,647	12,458	(20,105)	34,426
Accumulated other comprehensive (losses) earnings	(237)	(647)	1,491	(844)	(237)

	42,008	7,586	16,081	(23,667)	42,008

Less cost of repurchased stock	(23,454)				(23,454)

Total stockholders’ equity	18,554	7,586	16,081	(23,667)	18,554

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,609	$15,703	$43,539	$(38,640)	$57,211

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Nine Months Ended September 30, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$14,233	$469	$-	$14,702
Cost of sales		6,209	76		6,285
Excise taxes on products		2,533	45		2,578

Gross profit		5,491	348		5,839
Marketing, administration and research costs	133	1,766	161		2,060
Asset impairment and exit costs	74	44	176		294
(Gain) loss on sale of corporate headquarters building	(407)		3		(404)
Amortization of intangibles			5		5

Operating income	200	3,681	3		3,884
Interest and other debt expense (income), net	147	(249)	129		27
Loss on early extinguishment of debt	386		7		393
Equity earnings in SABMiller	(344)				(344)

Earnings (loss) from continuing operations before income taxes and equity earnings of subsidiaries	11	3,930	(133)		3,808
(Benefit) provision for income taxes	(38)	1,466	(31)		1,397
Equity earnings of subsidiaries	4,202			(4,202)

Earnings (loss) from continuing operations	4,251	2,464	(102)	(4,202)	2,411
Earnings from discontinued operations, net of income taxes and minority interest			1,840		1,840

Net earnings	$4,251	$2,464	$1,738	$(4,202)	$4,251

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Nine Months Ended September 30, 2007

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$13,998	$138	$-	$14,136
Cost of sales		5,900	5		5,905
Excise taxes on products		2,626			2,626

Gross profit		5,472	133		5,605
Marketing, administration and research costs	234	1,764	61		2,059
Asset impairment and exit costs	49	328	15		392
Recoveries from airline industry exposure			(214)		(214)

Operating (loss) income	(283)	3,380	271		3,368
Interest and other debt expense (income), net	663	(466)	(7)		190
Equity earnings in SABMiller	(392)				(392)

(Loss) earnings from continuing operations before income taxes and equity earnings of subsidiaries	(554)	3,846	278		3,570
(Benefit) provision for income taxes	(268)	1,427	100		1,259
Equity earnings of subsidiaries	7,884			(7,884)

Earnings from continuing operations	7,598	2,419	178	(7,884)	2,311
Earnings from discontinued operations, net of income taxes and minority interest			5,287		5,287

Net earnings	$7,598	$2,419	$5,465	$(7,884)	$7,598

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended September 30, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$5,084	$154	$-	$5,238
Cost of sales		2,205	25		2,230
Excise taxes on products		883	14		897

Gross profit		1,996	115		2,111
Marketing, administration and research costs	44	639	80		763
Asset impairment and exit costs		15	2		17
Amortization of intangibles			2		2

Operating (loss) income	(44)	1,342	31		1,329
Interest and other debt expense (income), net	11	(12)	26		25
Equity earnings in SABMiller	(54)				(54)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(1)	1,354	5		1,358
(Benefit) provision for income taxes	(16)	499	8		491
Equity earnings of subsidiaries	852			(852)

Net earnings	$867	$855	$(3)	$(852)	$867

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended September 30, 2007

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$4,944	$43	$-	$4,987
Cost of sales		2,095	1		2,096
Excise taxes on products		927			927

Gross profit		1,922	42		1,964
Marketing, administration and research costs	71	633	32		736
Asset impairment and exit costs	3	10			13
Recoveries from airline industry exposure			(7)		(7)

Operating (loss) income	(74)	1,279	17		1,222
Interest and other debt expense (income), net	192	(164)	(1)		27
Equity earnings in SABMiller	(132)				(132)

(Loss) earnings from continuing operations before income taxes and equity earnings of subsidiaries	(134)	1,443	18		1,327
(Benefit) provision for income taxes	(109)	537	(1)		427
Equity earnings of subsidiaries	2,658			(2,658)

Earnings from continuing operations	2,633	906	19	(2,658)	900
Earnings from discontinued operations, net of income taxes and minority interest			1,733		1,733

Net earnings	$2,633	$906	$1,752	$(2,658)	$2,633

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities, continuing operations	$(541)	$2,731	$52	$-	$2,242
Net cash provided by operating activities, discontinued operations			1,666		1,666

Net cash (used in) provided by operating activities	(541)	2,731	1,718	-	3,908

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(122)	(9)		(131)
Proceeds from sale of corporate headquarters building	525				525
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(7,558)	6,000	1,558
Other		2	108		110
Financial services
Proceeds from finance assets			389		389

Net cash (used in) provided by investing activities, continuing operations	(7,033)	5,880	2,046		893
Net cash used in investing activities, discontinued operations			(317)		(317)

Net cash (used in) provided by investing activities	(7,033)	5,880	1,729		576

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt repaid	(2,350)		(1,558)		(3,908)
Repurchase of Altria Group, Inc. common stock	(1,166)				(1,166)
Dividends paid on Altria Group, Inc. common stock	(3,767)				(3,767)
Issuance of Altria Group, Inc. common stock	79				79
Philip Morris International Inc. dividends paid to Altria Group, Inc.	3,019				3,019
Tender and consent fees related to the early extinguishment of debt	(368)		(3)		(371)
Changes in amounts due to/from Philip Morris International Inc.	(721)				(721)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	82	291	(373)
Cash dividends received from/(paid by) subsidiaries	8,812	(8,765)	(47)
Other	32	(138)	(121)		(227)

Net cash provided by (used in) financing activities, continuing operations	3,652	(8,612)	(2,102)		(7,062)
Net cash used in financing activities, discontinued operations			(1,648)		(1,648)

Net cash provided by (used in) financing activities	3,652	(8,612)	(3,750)		(8,710)

Effect of exchange rate changes on cash and cash equivalents:
Discontinued operations			(126)		(126)

Cash and cash equivalents, continuing operations:
Decrease	(3,922)	(1)	(4)	-	(3,927)
Balance at beginning of period	4,835	1	6		4,842

Balance at end of period	$913	$-	$2	$-	$915

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2007

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities, continuing operations	$(1,773)	$4,353	$228	$-	$2,808
Net cash provided by operating activities, discontinued operations			5,477		5,477

Net cash (used in) provided by operating activities	(1,773)	4,353	5,705	-	8,285

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(184)	(26)		(210)
Other	62	6	40		108
Financial services
Investments in finance assets			(4)		(4)
Proceeds from finance assets			363		363

Net cash provided by (used in) investing activities, continuing operations	62	(178)	373		257
Net cash used in investing activities, discontinued operations			(1,152)		(1,152)

Net cash provided by (used in) investing activities	62	(178)	(779)		(895)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Net issuance of short-term borrowings			2		2
Long-term debt repaid	(500)				(500)
Financial services
Long-term debt repaid			(617)		(617)
Dividends paid on Altria Group, Inc. common stock	(5,069)				(5,069)
Issuance of Altria Group, Inc. common stock	357				357
Kraft Foods Inc. dividends paid to Altria Group, Inc.	728				728
Philip Morris International Inc. dividends paid to Altria Group, Inc.	2,480				2,480
Changes in amounts due to/from Philip Morris International Inc.	480				480
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,052	(1,142)	90
Cash dividends received from/(paid by) subsidiaries	2,941	(2,900)	(41)
Other	305	(134)	(81)		90

Net cash provided by (used in) financing activities, continuing operations	2,774	(4,176)	(647)		(2,049)
Net cash used in financing activities, discontinued operations			(2,966)		(2,966)

Net cash provided by (used in) financing activities	2,774	(4,176)	(3,613)		(5,015)

Effect of exchange rate changes on cash and cash equivalents:
Discontinued operations			165		165

Cash and cash equivalents, continuing operations:
Increase (decrease)	1,063	(1)	(46)	-	1,016
Balance at beginning of period	3,058	1	46		3,105

Balance at end of period	$4,121	$-	$-	$-	$4,121

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Altria Group, Inc.’s wholly-owned subsidiaries include Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and other tobacco products in the United States, and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 28.5% economic and voting interest in SABMiller plc (“SABMiller”) at September 30, 2008. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists principally of cash received from the payment of dividends by its subsidiaries.

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

To the extent that employees of the remaining Altria Group, Inc. received PMI stock options, Altria Group, Inc. reimbursed PMI in cash for the Black-Scholes fair value of the stock options received. To the extent that PMI employees held Altria Group, Inc. stock options, PMI reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria Group, Inc. received PMI deferred stock, Altria Group, Inc. paid to PMI the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that PMI employees held Altria Group, Inc. restricted stock or deferred stock, PMI reimbursed Altria Group, Inc. in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to PMI for the restricted or deferred stock. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria Group, Inc. to PMI. The reimbursement to PMI is reflected as a decrease to the additional paid-in capital of Altria Group, Inc. on the September 30, 2008 condensed consolidated balance sheet.

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

Dividends and Share Repurchases

During the second quarter of 2008, Altria Group, Inc.’s Board of Directors adjusted Altria Group, Inc.’s quarterly dividend rate to $0.29 per common share. This adjustment was intended to allow Altria Group, Inc. stockholders who retained their PMI shares to initially receive, in the aggregate, the same cash dividend rate that existed before the spin-off. During the third quarter of 2008, Altria Group, Inc.’s Board of Directors approved a 10.3% increase in the quarterly dividend rate to $0.32 per common share. The present annualized dividend rate is $1.28 per Altria Group, Inc. common share. The dividend remains subject to the discretion of the Board of Directors.

In conjunction with the announced acquisition of UST Inc. (“UST”) (for further discussion see Note 2. UST Acquisition) the Altria Group, Inc. Board of Directors modified its previously announced two-year $7.5 billion share repurchase program and authorized the repurchase of up to $4.0 billion in Altria Group, Inc. common stock over a three-year (2008 to 2010) period. As of September 30, 2008, Altria Group, Inc. had repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

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

On September 8, 2008, Altria Group, Inc. and UST announced that they had entered into a definitive agreement for Altria Group, Inc. to acquire all outstanding shares of UST, the world’s leading moist smokeless tobacco manufacturer. Under the terms of the agreement, shareholders of UST will receive $69.50 in cash for each share of UST common stock. The transaction is valued at approximately $11.7 billion, which includes the assumption of approximately $1.3 billion of debt.

On October 2, 2008, Altria Group, Inc. and UST agreed to extend, at Altria Group, Inc.’s option, the closing date of the transaction in the event conditions for closing are met prior to the end of 2008. As part of the extension, Altria Group, Inc. agreed to increase the termination fee it must pay to $300 million under certain circumstances where Altria Group, Inc. is required to close the acquisition but does not do so. On October 16, 2008, Altria Group, Inc. and UST announced that Altria Group, Inc.’s proposed acquisition of UST had passed federal antitrust review. Completion of the transaction remains subject to UST shareholder approval and certain other customary closing conditions. If such conditions to closing are satisfied, Altria Group, Inc. expects the transaction to close during the first full week of January 2009 and no later than January 7, 2009.

Altria Group, Inc. has entered into a commitment letter with two banks to provide up to $7.0 billion under a senior 364-day bridge loan facility, which, together with Altria Group, Inc.’s existing credit facilities and cash, is expected to be more than sufficient to fund the acquisition. Given the conditions in the public debt markets, until Altria Group, Inc. completes its long-term financing for the transaction, it will be difficult to predict if the UST acquisition will be accretive to Altria Group, Inc.’s diluted earnings per share within twelve months of closing as was initially anticipated.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Nine Months Ended September 30, 2008 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the nine months ended September 30, 2008, from the nine months ended September 30, 2007, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the nine months ended September 30, 2007	$2,311	$1.09

2007 Asset impairment, exit and implementation costs	256	0.13
2007 Recoveries from airline industry exposure	(137)	(0.06)
2007 Interest on tax reserve transfers to Kraft	50	0.02
2007 Tax Items	(55)	(0.03)

Subtotal 2007 items	114	0.06

2008 Asset impairment, exit, integration and implementation costs	(223)	(0.10)
2008 Gain on sale of corporate headquarters building	263	0.12
2008 Loss on early extinguishment of debt	(256)	(0.12)
2008 SABMiller intangible asset impairments	(54)	(0.03)
2008 Financing fees	(3)

Subtotal 2008 items	(273)	(0.13)

Change in tax rate	4
Lower shares outstanding		0.01

Operations	255	0.12

For the nine months ended September 30, 2008	$2,411	$1.15

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment, Exit, Integration and Implementation Costs – In June 2007, PMI established plans to move the U.S.-based production of cigarettes from PM USA to PMI facilities. Due to declining U.S. cigarette volume, as well as PMI’s decision to re-source its production, PM USA will close its Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. From 2007 through 2011, PM USA expects to incur total pre-tax asset impairment, exit and implementation charges of approximately $670 million for the program, including $92 million ($58 million after taxes) and $340 million ($218 million after taxes) incurred during the nine months ended September 30, 2008 and 2007, respectively. In addition, during the nine months ended September 30, 2008 and 2007, pre-tax asset impairment and exit costs of $250 million ($158 million after taxes) and $64 million ($38 million after taxes), respectively, were recorded in general corporate expense. The general corporate costs in 2008 primarily reflect the restructuring of Altria Group, Inc.’s corporate headquarters, including the move to Richmond, Virginia, as a result of the PMI spin-off. Middleton recorded pre-tax integration costs of $12 million ($7 million after taxes) during the nine months ended September 30, 2008. For further details on asset impairment, exit and implementation costs, see Note 3. Asset Impairment and Exit Costs, to the Condensed Consolidated Financial Statements.

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

SABMiller Intangible Asset Impairments – Altria Group Inc.’s equity earnings in SABMiller for the nine months ended September 30, 2008 included intangible asset impairment charges of $85 million ($54 million after taxes).

Recoveries from Airline Industry Exposure – During the nine months ended September 30, 2007, PMCC recorded a pre-tax gain of $214 million ($137 million after taxes) on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

Interest on Tax Reserve Transfers to Kraft – The interest on tax reserves transferred to Kraft is related to the Kraft spin-off and the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) in 2007.

Income Taxes – The 2007 tax rate includes net tax benefits of $55 million related to the reversal of tax reserves and associated interest resulting from the expiration of a statute of limitations.

Shares Outstanding – Lower shares outstanding during the nine months ended September 30, 2008 were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase program during the second quarter of 2008.

Operations – The increase of $255 million was due primarily to the following:

•	Cigars income, reflecting the acquisition of Middleton in December 2007;

•	Lower general corporate expense, due primarily to the restructuring and streamlining of Altria Group, Inc.’s corporate headquarters;

•	Lower interest and other debt expense, net;

•

Higher cigarettes and other tobacco products income, reflecting lower wholesale promotional allowance rates and lower general and administrative expenses, partially offset by lower volume, higher ongoing resolution costs, higher leaf costs, and costs related to the reduction of contract volume manufactured for PMI; and

•	Higher equity earnings in SABMiller (after excluding the impact of the intangible asset impairment charges);

partially offset by:

•	Lower financial services income (after excluding the impact of the recoveries from airline industry exposure in 2007), due primarily to an increase in the allowance for losses.

Consolidated Operating Results for the Three Months Ended September 30, 2008 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted EPS from continuing operations for the three months ended September 30, 2008, from the three months ended September 30, 2007, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the three months ended September 30, 2007	$900	$0.43

2007 Asset impairment, exit and implementation costs	15
2007 Recoveries from airline industry exposure	(4)
2007 Tax items	(55)	(0.03)

Subtotal 2007 items	(44)	(0.03)

2008 Asset impairment, exit, integration and implementation costs	(27)	(0.01)
2008 SABMiller intangible asset impairments	(54)	(0.03)
2008 Financing fees	(3)

Subtotal 2008 items	(84)	(0.04)

Change in tax rate	4
Lower shares outstanding		0.01
Operations	91	0.05

For the three months ended September 30, 2008	$867	$0.42

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment, Exit, Integration and Implementation Costs – During the third quarter of 2008 and 2007, PM USA incurred pre-tax charges of $31 million ($20 million after taxes) and $22 million ($13 million after taxes) related to the announced closing of its Cabarrus, North Carolina manufacturing facility. During the third quarter of 2008 and 2007, pre-tax asset impairment and exit costs of $2 million and $3 million ($2 million after taxes) were recorded in general corporate expense. Middleton recorded pre-tax integration costs of $9 million ($5 million after taxes) during the third quarter of 2008. For further details on asset impairment, exit and implementation costs, see Note 3. Asset Impairment and Exit Costs, to the Condensed Consolidated Financial Statements.

SABMiller Intangible Asset Impairments – Altria Group, Inc.’s equity earnings in SABMiller for the three months ended September 30, 2008 included intangible asset impairment charges of $85 million ($54 million after taxes).

Recoveries from Airline Industry Exposure – During the third quarter of 2007, PMCC recorded a pre-tax gain of $7 million ($4 million after taxes) on the sale of bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

Income Taxes – The 2007 tax rate includes net tax benefits of $55 million related to the reversal of tax reserves and associated interest resulting from the expiration of a statute of limitations.

Shares Outstanding – Lower shares outstanding during the three months ended September 30, 2008 were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase program during the second quarter of 2008.

Operations – The increase of $91 million was due primarily to the following:

•

Higher cigarettes and other tobacco products income, reflecting lower wholesale promotional allowance rates, and lower general and administrative expenses, partially offset by lower volume, higher ongoing resolution costs, higher leaf costs, and costs related to the reduction of contract volume manufactured for PMI;

•	Lower general corporate expense, due primarily to the restructuring and streamlining of Altria Group, Inc.’s corporate headquarters; and

•	Cigars income, reflecting the acquisition of Middleton in December 2007;

partially offset by:

•	Lower financial services income (after excluding the impact of the recoveries from airline industry exposure in 2007), due primarily to an increase in the allowance for losses.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2008 Forecasted Results – On October 23, 2008, Altria Group, Inc. reaffirmed its 2008 earnings per share guidance. Altria Group, Inc. forecasts that 2008 adjusted full-year diluted earnings per share from continuing operations is expected to be in the range of $1.63 to $1.67. This range represents a 9% to 11% growth rate in earnings per share from an adjusted base of $1.50 per share in 2007. Altria Group, Inc. continues to expect full-year operating companies income growth from continuing operations in the mid-single digits on both a reported and adjusted basis. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Reconciliation of 2007 Reported Diluted EPS from Continuing Operations to

2007 Adjusted Diluted EPS from Continuing Operations

2007 Reported diluted EPS from continuing operations	$1.48
Tax items	(0.09)
PMCC recoveries from airline industry exposure	(0.06)
Interest on tax reserve transfers to Kraft	0.02
Asset impairment, exit and implementation costs	0.15

2007 Adjusted diluted EPS from continuing operations	$1.50

Discussion and Analysis

Consolidated Operating Results

See pages 92-95 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net revenues:
Cigarettes and other tobacco products	$14,233	$13,998	$5,084	$4,944
Cigars	290		98
Financial services	179	138	56	43

Net revenues	$14,702	$14,136	$5,238	$4,987

Excise taxes on products:
Cigarettes and other tobacco products	$2,533	$2,626	$883	$927
Cigars	45		14

Excise taxes on products	$2,578	$2,626	$897	$927

Operating income:
Operating companies income (loss):
Cigarettes and other tobacco products	$3,746	$3,429	$1,369	$1,295
Cigars	128		37
Financial services	97	344	(7)	45
Amortization of intangibles	(5)		(2)
Gain on sale of corporate headquarters building	404
General corporate expense	(236)	(341)	(66)	(115)
Corporate asset impairment and exit costs	(250)	(64)	(2)	(3)

Operating income	$3,884	$3,368	$1,329	$1,222

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

The following events that occurred during the nine months ended September 30, 2008 and 2007, affected the comparability of statement of earnings amounts.

•	Asset Impairment and Exit Costs – For the nine and three months ended September 30, 2008 and 2007, pre-tax asset impairment and exit costs consisted of the following:

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2008	2007	2008	2007
		(in millions)
Separation program	Cigarettes and other tobacco products	$44	$293	$15	$10
Separation program	General corporate	195	17	2
Asset impairment	Cigarettes and other tobacco products		35
Kraft spin-off fees	General corporate		47		3
PMI spin-off fees	General corporate	55

Asset impairment and exit costs		$294	$392	$17	$13

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

PM USA recorded total pre-tax charges for this program as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Asset impairment and exit costs	$44	$328	$15	$10
Implementation costs	48	12	16	12

Total	$92	$340	$31	$22

The pre-tax implementation costs were primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statement of earnings for the nine months and three months ended September 30, 2008 and 2007. Total pre-tax charges incurred since the inception of the program were $463 million. Pre-tax charges of approximately $32 million are expected during the remainder of

2008 for the program. Cash payments related to the program of $53 million and $24 million were made during the nine and three months ended September 30, 2008, respectively, for a total of $64 million since inception.

In addition, the program will entail capital expenditures of approximately $230 million. Capital expenditures for the program of $35 million and $24 million were made during the nine and three months ended September 30, 2008, respectively, for a total of $72 million since inception. The program is expected to generate annual pre-tax cost savings of approximately $156 million by 2011.

Corporate Asset Impairment and Exit Costs

During the first quarter of 2008, in connection with the PMI spin-off, Altria Group, Inc. restructured its corporate headquarters and incurred pre-tax charges of $195 million for the nine months ended September 30, 2008, consisting primarily of employee separation costs. Substantially all of these charges will result in cash expenditures. Cash payments for the program of $121 million and $52 million were made during the nine months and three months ended September 30, 2008, respectively. This restructuring program is expected to yield approximately $250 million in annual savings, beginning in 2009.

In addition, during the nine months ended September 30, 2008 and 2007, corporate asset impairment and exit costs also included investment banking and legal fees associated with the PMI spin-off in 2008 and the Kraft spin-off in 2007, as well as the streamlining of various corporate functions in 2007.

•

Sales to PMI – During the nine months and three months ended September 30, 2008, PM USA recorded net revenues of $207 million and $97 million, respectively, from contract volume manufactured for PMI under an agreement that is expected to terminate before the end of 2008.

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

•	SABMiller Intangible Asset Impairments – Altria Group, Inc.’s third quarter 2008 equity earnings in SABMiller included intangible asset impairment charges of $85 million.

•

PMCC Allowance for Losses – During the third quarter of 2008, PMCC increased its allowance for losses by $50 million as a result of credit rating downgrades of certain lessees and financial market conditions.

•

Recoveries from Airline Industry Exposure – During the nine months and three months ended September 30, 2007, PMCC recorded pre-tax gains of $214 million and $7 million, respectively, on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

•

Income Tax Benefit – The tax provision for the nine and three months ended September 30, 2007 included net tax benefits of $55 million related to the reversal of tax reserves and associated interest resulting from the expiration of a statute of limitations.

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

Consolidated Results of Operations for the Nine Months Ended September 30, 2008

The following discussion compares consolidated operating results for the nine months ended September 30, 2008, with the nine months ended September 30, 2007.

Net revenues, which include excise taxes billed to customers, increased $566 million (4.0%). Excluding excise taxes, net revenues increased $614 million (5.3%), due primarily to the acquisition of Middleton ($245 million), revenues for contract volume manufactured for PMI ($207 million) and higher revenues from the cigarettes and other tobacco products, and financial services segments.

Excise taxes on products decreased $48 million (1.8%), due primarily to the impact of lower volume in the cigarettes and other tobacco products segment, partially offset by the acquisition of Middleton.

Cost of sales increased $380 million (6.4%), due primarily to higher ongoing resolution costs, the acquisition of Middleton, implementation costs related to the closure of the Cabarrus manufacturing facility, higher leaf costs, contract volume manufactured for PMI and costs related to the reduction of volume produced for PMI, partially offset by lower volume.

Marketing, administration and research costs increased $1 million, due primarily to the acquisition of Middleton, an increase in the allowance for losses at PMCC and higher marketing costs, mostly offset by lower corporate, and general and administrative costs.

Operating income increased $516 million (15.3%), due primarily to the gain on the sale of the corporate headquarters building, the acquisition of Middleton, lower general corporate expense, lower charges for asset impairment, exit and implementation costs, and higher operating results from the cigarettes and other tobacco products segment, partially offset by lower financial services income due to cash recoveries in 2007 from assets which had previously been written down and an increase to the allowance for losses in 2008.

Interest and other debt expense, net, of $27 million decreased $163 million (85.8%), due primarily to lower average debt levels during the first nine months of 2008, and interest expense on tax reserve transfers to Kraft in 2007, partially offset by lower interest income.

Equity earnings in SABMiller decreased $48 million (12.2%), due primarily to intangible asset impairment charges.

Altria Group, Inc.’s income tax rate increased 1.4 percentage points to 36.7%. The 2007 tax rate included net tax benefits of $55 million related to the reversal of tax reserves and associated interest resulting from the expiration of a statute of limitations.

Earnings from continuing operations of $2,411 million increased $100 million (4.3%), due primarily to higher operating income, and the decrease in interest and other debt expense, net, partially offset by the 2008 loss on early extinguishment of debt, lower equity earnings in SABMiller, and a higher income tax rate versus the prior year. Diluted and basic EPS from continuing operations of $1.15 and $1.16, respectively, each increased by 5.5%.

Earnings from discontinued operations, net of income taxes and minority interest (which represents the results of PMI and Kraft prior to the spin-offs), decreased $3,447 million (65.2%), due to the spin-off of Kraft in the first quarter of 2007 and the spin-off of PMI in the first quarter of 2008.

Net earnings of $4,251 million decreased $3,347 million (44.1%). Diluted and basic EPS from net earnings of $2.03 and $2.04, respectively, decreased by 43.5% and 43.6%, respectively.

Consolidated Results of Operations for the Three Months Ended September 30, 2008

The following discussion compares consolidated operating results for the three months ended September 30, 2008, with the three months ended September 30, 2007.

Net revenues, which include excise taxes billed to customers, increased $251 million (5.0%). Excluding excise taxes, net revenues increased $281 million (6.9%), due primarily to the acquisition of Middleton ($84 million), revenues for contract volume manufactured for PMI ($97 million) and higher revenues from the cigarettes and other tobacco products, and financial services segments.

Excise taxes on products decreased $30 million (3.2%), due primarily to the impact of lower volume in the cigarettes and other tobacco products segment, partially offset by the acquisition of Middleton.

Cost of sales increased $134 million (6.4%), due primarily to higher ongoing resolution costs, the acquisition of Middleton, higher leaf costs, contract volume manufactured for PMI and costs related to the reduction of volume produced for PMI, partially offset by lower volume.

Marketing, administration and research costs increased $27 million (3.7%), due primarily to an increase in the allowance for losses at PMCC, higher marketing costs and the acquisition of Middleton, partially offset by lower corporate, and general and administrative costs.

Operating income increased $107 million (8.8%), due primarily to higher operating results from the cigarettes and other tobacco products segment, lower general corporate expense and the acquisition of Middleton, partially offset by lower financial services income due to an increase to the allowance for losses.

Interest and other debt expense, net, of $25 million decreased $2 million (7.4%), due primarily to lower average debt levels during the three months ended September 30, 2008, mostly offset by lower interest income.

Equity earnings in SABMiller decreased $78 million (59.1%), due primarily to intangible asset impairment charges.

Altria Group, Inc.’s income tax rate increased 4.0 percentage points to 36.2%. The 2007 tax rate included net tax benefits of $55 million related to the reversal of tax reserves and associated interest resulting from the expiration of a statute of limitations.

Earnings from continuing operations of $867 million decreased $33 million (3.7%), due primarily to lower equity earnings in SABMiller and a higher income tax rate versus the prior year, partially offset by higher operating income. Diluted and basic EPS from continuing operations of $0.42 each decreased by 2.3%.

Earnings from discontinued operations, net of income taxes and minority interest (which represents the results of PMI prior to the spin-off), were $1,733 million for the third quarter of 2007.

Net earnings of $867 million decreased $1,766 million (67.1%). Diluted and basic EPS from net earnings of $0.42, decreased by 66.1% and 66.4%, respectively.

Operating Results by Business Segment

Tobacco

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The United States tobacco industry faces a number of challenges that may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, which are discussed below and in Cautionary Factors That May Affect Future Results, include:

•	pending and threatened litigation and bonding requirements as discussed in Note 12. Contingencies (“Note 12”);

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

•	actual and proposed excise tax increases as well as changes in tax structures;

•	actual and proposed restrictions affecting tobacco product manufacturing, marketing, advertising and sales;

•	the sale of counterfeit tobacco products by third parties;

•	the sale of tobacco products by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the outcome of proceedings and investigations, and the potential assertion of claims, relating to contraband shipments of tobacco products;

•	governmental investigations;

•	governmental and private bans and restrictions on tobacco use;

•	governmental restrictions on the sale of tobacco products by certain retail establishments;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates to further restrict tobacco use;

•	governmental requirements setting ignition propensity standards for cigarettes;

•	potential adverse changes in tobacco price, availability and quality; and

•	other actual and proposed tobacco product legislation and regulation.

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

State and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, between the end of 1997 and the end of 2007, the weighted year-end average state and certain local cigarette excise taxes increased from $0.35 to $1.01 per pack. In 2007, ten states that represent a significant amount of industry volume, including Texas, increased their cigarette excise taxes. So far in 2008, three states and the District of Columbia have enacted cigarette excise tax increases and excise tax increases have taken effect (or will take effect) in four additional states based on legislation enacted in prior years. Once these increases have taken effect, the estimated average state cigarette excise tax will be approximately $1.12 per pack.

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

Altria Group, Inc. and PM USA believe that tough but reasonable federal regulation could benefit consumers, shareholders and other stakeholders by creating a regulatory framework: (1) under which all tobacco product manufacturers and importers doing business in the United States would operate at the same high standards; (2) for the pursuit of tobacco product alternatives that are less harmful than conventional cigarettes; and (3) that would provide for transparent, scientifically grounded, and accurate communication about tobacco products to consumers.

The World Health Organization’s (“WHO’s”) Framework Convention on Tobacco Control (the “FCTC”): The FCTC entered into force on February 27, 2005. As of November 2008, 160 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

Laws Addressing Certain Characterizing Flavors: In a number of states, legislation has been proposed which would prohibit the sale of tobacco products with certain characterizing flavors. The proposed legislation varies in terms of the type of tobacco products subject to prohibition, the conditions under which the sale of such products would be prohibited, and exceptions to the prohibitions. To date, Maine and New Jersey are the only states in which such a prohibition has been enacted. The provisions of the Maine law, which affect cigarette and cigar products, take effect in July 2009, and covered products may be granted exemptions under that state’s law. The New Jersey law, effective January 1, 2009, prohibits the sale or marketing of cigarettes with characterizing flavors other than tobacco, menthol and clove. PM USA does not currently manufacture or market cigarettes with a characterizing flavor other than menthol or tobacco, which are permitted under the Maine and New Jersey laws, as well as the FDA legislation as currently proposed. Depending upon the outcome of any proceedings in Maine, Middleton has certain brand styles that could be impacted by that state’s law. Whether other states will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted.

Tar and Nicotine Test Methods and Brand Descriptors: A number of public health organizations have determined that the existing standardized machine-based methods for measuring tar and nicotine yields in cigarettes do not provide useful information about tar and nicotine deliveries and that such results are misleading to smokers. For example, in the 2001 publication of Monograph 13, the U.S. National Cancer Institute (“NCI”) concluded that measurements based on the Federal Trade Commission (“FTC”) standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” Thereafter, the FTC stated that it would work with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors. That petition remains pending. In July 2008, the FTC issued a proposal to rescind its guidance that it is generally not a violation of the Federal Trade Commission Act to make factual statements of the tar and nicotine yields of cigarettes when statements of such yields are supported by the FTC’s standardized measurement method. In September 2008, PM USA and various other persons and entities submitted comments to the FTC regarding its proposed notice of rescission.

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

In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly challenged the use of descriptors — such as “light,” “mild,” and “low tar” — that are based in part on measurements produced by those methods. For example, as noted above, the pending FDA legislation would ban descriptors such as “light” and “low tar” (unless expressly authorized by the FDA). In addition, as discussed in Note 12, in August 2006, a federal trial court entered judgment in favor of the United States government in its lawsuit against various cigarette manufacturers and others, including PM USA and Altria Group, Inc., and enjoined the defendants from using brand descriptors, such as “lights,” “ultra-lights” and “low tar.” In October 2006, the Court of Appeals stayed enforcement of the judgment pending its review of the trial court’s decision.

Tobacco Quota Buy-Out: In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by four of the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. For a discussion of the NTGST, see Note 12. Manufacturers and importers of tobacco products were also obligated to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. The disposition of such pool stock is now complete. PM USA paid $138 million for its share of the tobacco pool stock losses. Middleton is also subject to the requirements of FETRA, but the amounts it pays are not material. The quota buy-out did not have a material adverse impact on our consolidated results in 2007 and we do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2008 and beyond.

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

Reduced Cigarette Ignition Propensity Legislation: Legislation or regulation requiring cigarettes to meet reduced ignition propensity standards has been adopted or is being considered in a vast majority of the states. New York State implemented ignition propensity standards in June 2004. As of November 1, 2008, comparable standards have been enacted by thirty-six other states and the District of Columbia. As of January 1, 2009, ignition propensity standards will be in effect in twenty-two states and the District of Columbia, covering approximately half of current PM USA cigarette volume. PM USA supports the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards and apply to all cigarettes sold in the United States. Although PM USA believes that a national standard is the most appropriate way to address the issue, it has been actively supporting the adoption of laws at the state level that require all manufacturers to comply with the standard first adopted in New York. PM USA anticipates that a number of the remaining states will adopt ignition propensity standards in the next year.

Illicit Trade: Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. For example, at the federal level, one bill pending in Congress, which has been passed by the House of Representatives, would address illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery and sale of such products and make such products non-mailable through the U.S. Postal Service. Another bill pending in Congress contemplated, among other things, the implementation of a new federal tax stamping system. PM USA supports strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products. For example, PM USA is engaged in a number of initiatives to help prevent contraband trade in cigarettes, including: enforcement of PM USA wholesale and retail trade policies on trade in contraband cigarettes and Internet/remote sales; engagement with and support of law enforcement and regulatory agencies; litigation to protect the company’s trademarks; and support for a variety of federal and state legislative initiatives. PM USA’s legislative initiatives to address contraband trade in cigarettes are designed to better control and protect the legitimate channels of distribution, impose more stringent penalties for the violation of laws and provide additional tools for law enforcement.

State Settlement Agreements: As discussed in Note 12, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims. These settlements require PM USA to make substantial annual payments. The settlements also place numerous restrictions on PM USA’s business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement, and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced at the state level to subject cigarettes and other tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products.

It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented relating to the manufacturing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented in the United States that might materially adversely affect the business and volume of our tobacco subsidiaries and our consolidated results of operations and cash flows.

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

Operating Results – Nine Months Ended September 30, 2008

The following discussion compares tobacco operating results for the nine months ended September 30, 2008, with the nine months ended September 30, 2007.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2008	2007	2008	2007
	(in millions)
Cigarettes and other tobacco products	$14,233	$13,998	$3,746	$3,429
Cigars	290		128

Total tobacco	$14,523	$13,998	$3,874	$3,429

Cigarettes and other tobacco products. Net revenues, which include excise taxes billed to customers, increased $235 million (1.7%). Excluding excise taxes, net revenues increased $328 million (2.9%) to $11,700 million, due primarily to lower wholesale promotional allowance rates ($606 million), partially offset by lower volume ($273 million). Net revenues for the nine months ended September 30, 2008 included contract volume manufactured for PMI of $207 million.

Operating companies income increased $317 million (9.2%), due primarily to lower wholesale promotional allowance rates, net of higher ongoing resolution and leaf costs ($405 million), lower pre-tax charges in 2008 for asset impairment, exit and implementation costs related to the announced closing of the Cabarrus, North Carolina cigarette manufacturing facility ($248 million), and lower general and administrative expenses, partially offset by lower volume ($302 million), costs related to the reduction of volume produced for PMI ($86 million) and higher marketing costs.

PM USA’s shipment volume was 128.6 billion units, a decrease of 3.6% or 4.7 billion units, but was estimated to be down approximately 3.5% to 4% when adjusted for changes in trade inventories and calendar differences. In the premium segment, PM USA’s shipment volume decreased 3.4%. Marlboro shipment volume decreased 2.7 billion units (2.4%) to 107.4 billion units. In the discount segment, PM USA’s shipment volume decreased 5.7%, with Basic shipment volume down 8.2% to 9.3 billion units.

The following table summarizes PM USA’s cigarette volume performance by brand, which includes units sold as well as promotional units, and excludes Puerto Rico, U.S. Territories, Overseas Military, Philip Morris Duty Free Inc. and contract manufacturing for PMI, for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended September 30,
	2008	2007
	(in billion units)
Marlboro	107.4	110.1
Parliament	4.1	4.4
Virginia Slims	4.7	5.4
Basic	9.3	10.1

Focus Brands	125.5	130.0
Other	3.1	3.3

Total PM USA	128.6	133.3

The following table summarizes PM USA’s retail share performance, based on data from the Information Resources, Inc. (“IRI”)/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet and direct mail:

	For the Nine Months Ended September 30,
	2008	2007
Marlboro	41.6%	41.0%
Parliament	1.8	1.9
Virginia Slims	2.0	2.2
Basic	4.0	4.1

Focus Brands	49.4	49.2
Other	1.4	1.3

Total PM USA	50.8%	50.5%

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

As the cigarette industry environment continues to evolve, PM USA believes that it can no longer accurately predict estimated future cigarette industry decline rates and PM USA is no longer providing this guidance. Evolving industry dynamics include: the prevailing economic conditions; unpredictable cigarette excise tax increases; adult consumer activity across multiple tobacco categories; and trade inventory changes as wholesalers and retailers continue to adjust their levels of cigarette inventories. PM USA believes that its results may be materially adversely affected by the items discussed under the caption Tobacco — Business Environment.

Cigars. In December 2007, Altria Group, Inc. acquired Middleton. Net revenues, which include excise taxes billed to customers, were $290 million. Operating companies income was $128 million, which includes a pre-tax charge of $12 million for integration costs. Cigars shipment volume increased 7.1% versus the prior-year period to 996 million units, driven by Middleton’s leading brand, Black & Mild. Middleton’s 2008 retail share through August 31, 2008 increased 2.3 share points versus the prior-year period to 28.4% of the machine-made large cigar segment, driven by Black & Mild. Retail share for Black & Mild increased 2.6 share points versus the prior-year period to 27.6% of the machine-made large cigar segment. Retail share performance is based on the year-to-date periods ending August 31, 2008 and September 2, 2007 from the IRI Cigar Database for Food, Drug, Mass Merchandise and Convenience trade classes, which was created to specifically track cigar market share performance.

Middleton entered into an agreement with PM USA to leverage PM USA’s distribution network and field sales force to represent Middleton’s brands. In mid-March 2008, PM USA’s sales force began representing Middleton’s brands at retail and supporting the execution of Middleton’s trade marketing programs.

Operating Results – Three Months Ended September 30, 2008

The following discussion compares tobacco operating results for the three months ended September 30, 2008, with the three months ended September 30, 2007.

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2008	2007	2008	2007
	(in millions)
Cigarettes and other tobacco products	$5,084	$4,944	$1,369	$1,295
Cigars	98		37

Total tobacco	$5,182	$4,944	$1,406	$1,295

Cigarettes and other tobacco products. Net revenues, which include excise taxes billed to customers, increased $140 million (2.8%). Excluding excise taxes, net revenues increased $184 million (4.6%) to $4,201 million, due primarily to lower wholesale promotional allowance rates ($335 million), partially offset by lower volume ($149 million). Net revenues for the three months ended September 30, 2008 included contract volume manufactured for PMI of $97 million.

Operating companies income increased $74 million (5.7%), due primarily to lower wholesale promotional allowance rates, net of higher ongoing resolution and leaf costs ($274 million), and lower general and administrative expenses, partially offset by lower volume ($158 million), costs related to the reduction of volume produced for PMI ($34 million), higher marketing costs, and higher asset impairment, exit and implementation costs.

PM USA’s shipment volume was 44.9 billion units, a decrease of 4.8% or 2.2 billion units, but was estimated to be down approximately 4.0% when adjusted for changes in trade inventories and calendar differences. In the premium segment, PM USA’s shipment volume decreased 4.8%. Marlboro shipment volume decreased 1.6 billion units (3.9%) to 37.5 billion units. In the discount segment, PM USA’s shipment volume decreased 5.3%, with Basic shipment volume down 8.0% to 3.2 billion units.

The following table summarizes PM USA’s cigarette volume performance by brand, which includes units sold as well as promotional units, and excludes Puerto Rico, U.S. Territories, Overseas Military, Philip Morris Duty Free Inc. and contract manufacturing for PMI, for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008	2007
	(in billion units)
Marlboro	37.5	39.1
Parliament	1.5	1.5
Virginia Slims	1.6	1.9
Basic	3.2	3.5

Focus Brands	43.8	46.0
Other	1.1	1.1

Total PM USA	44.9	47.1

The following table summarizes PM USA’s retail share performance, based on data from the IRI/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet and direct mail:

	For the Three Months Ended September 30,
	2008	2007
Marlboro	41.6%	41.1%
Parliament	1.7	1.9
Virginia Slims	2.0	2.2
Basic	3.9	4.0

Focus Brands	49.2	49.2
Other	1.3	1.4

Total PM USA	50.5%	50.6%

Cigars. Net revenues, which include excise taxes billed to customers, were $98 million. Operating companies income was $37 million, which includes a pre-tax charge of $9 million for integration costs. Cigars shipment volume increased 2.3% versus the prior-year period to 329 million units, driven by Middleton’s leading brand, Black & Mild. Middleton’s third quarter 2008 retail share through August 31, 2008 increased 1.9 share points versus the prior-year period to 30.0% of the machine-made large cigar segment, driven by Black & Mild. Retail share for Black & Mild increased 2.2 share points versus the prior-year period to 29.2% of the machine-made large cigar segment. Retail share performance is based on the 12-week periods ending August 31, 2008 and September 2, 2007 from the IRI Cigar Database for Food, Drug, Mass Merchandise and Convenience trade classes, which was created to specifically track cigar market share performance.

Financial Services

Business Environment

PMCC remains focused on managing its portfolio of leased assets to maximize gains and cash flows from income generating assets, as well as asset sales and related activities. PMCC is not making new investments and expects that its operating companies income will vary over time as investments mature or are sold.

During the nine months and three months ended September 30, 2008, PMCC received proceeds of $389 million and $241 million, respectively, and recorded gains of $78 million and $24 million, respectively, in operating companies income from asset sales. During the nine months and three months ended September 30, 2007, PMCC received proceeds of $363 million and $23 million, respectively, and operating companies income of $268 million and $22 million, respectively, from asset sales, lease maturities and bankruptcy recoveries on assets which had been previously written down.

Included in the proceeds for 2007 were partial recoveries of amounts previously charged to earnings in the allowance for losses related to PMCC’s airline exposure. The operating companies income associated with these recoveries, which is included in the gains shown above, was $214 million and $7 million for the nine months and three months ended September 30, 2007, respectively.

The activity in the allowance for losses on finance assets for the nine months ended September 30, 2008 and 2007 was as follows (in millions):

	For the Nine Months Ended September 30,
	2008	2007
Balance at beginning of the year	$204	$480
Amounts charged to earnings/(recovered)	50	(129)
Amounts written-off		(128)

Balance at September 30	$254	$223

During the third quarter of 2008, PMCC increased its allowance for losses by $50 million as a result of credit rating downgrades of certain lessees and financial market conditions. PMCC may have to increase its allowance for losses if economic and credit conditions, relative to PMCC’s portfolio, continue to worsen.

PMCC’s overall portfolio remains highly creditworthy and all lessees remain current on their lease obligations. Additionally, PMCC’s portfolio remains well diversified by lessee, industry segment and asset type. As of September 30, 2008, approximately 73% of PMCC’s lessees were investment grade as measured by Moody’s and Standard & Poor’s. Excluding aircraft lease investments, approximately 86% of PMCC’s lessees were investment grade.

The net impact to the allowance for losses for the nine months ended September 30, 2007 related primarily to various airline leases. Amounts recovered of $129 million during the nine months ended September 30, 2007 related to partial recoveries of amounts charged to earnings in the allowance for losses in prior years. In addition, PMCC recovered $85 million related to amounts previously charged to earnings and written-off in the allowance for losses in prior years. In total, these recoveries resulted in additional operating companies income of $214 million for the nine months ended September 30, 2007.

In the second and third quarters of 2008, the credit ratings of Ambac Assurance Corporation (Ambac) and American International Group, Inc. (AIG), respectively, were downgraded by Moody’s and Standard & Poor’s. Ambac and AIG provide credit support on various PMCC structured lease transactions, which involved the financing of core operating assets to creditworthy lessees. The recent credit rating downgrades of Ambac and AIG triggered certain requirements to post collateral or replace Ambac and AIG as credit support providers in several of these transactions. Additional collateral has been posted for one transaction, one transaction was sold and PMCC is continuing discussions with certain other lessees in order to replace Ambac and AIG on the remaining transactions.

As discussed further in Note 12, the IRS has disallowed benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999.

Operating Results

	2008	2007
	(in millions)
Net revenues:
Nine months ended September 30,	$179	$138

Three months ended September 30,	$56	$43

Operating companies income (loss):
Nine months ended September 30,	$97	$344

Three months ended September 30,	$(7)	$45

PMCC’s net revenues for the nine months ended September 30, 2008, increased $41 million (29.7%) from the comparable period in 2007, due primarily to higher asset management gains. Net revenues for the three months ended September 30, 2008, increased $13 million (30.2%) from the comparable period in 2007, due primarily to higher asset management gains.

PMCC’s operating companies income for the nine months ended September 30, 2008 decreased $247 million (71.8%) from the comparable period in 2007, due primarily to 2007 cash recoveries of $214 million on aircraft leases which had been previously written down and the 2008 increase to the allowance for losses of $50 million, partially offset by higher asset management gains. PMCC’s operating companies income for the three months ended September 30, 2008, decreased $52 million (100.0+%) from the comparable period in 2007, due primarily to the 2008 increase to the allowance for losses of $50 million.

Financial Review

Net Cash Provided by Operating Activities, Continuing Operations

During the first nine months of 2008, net cash provided by operating activities on a continuing operations basis was $2,242 million, compared with $2,808 million during the comparable 2007 period. The decrease in cash provided by operating activities was due primarily to higher settlement charge payments and a higher use of cash to fund working capital. The higher use of working capital was due primarily to the timing of leaf inventory purchases and usage.

Net Cash Provided by Investing Activities, Continuing Operations

Altria Group, Inc. and PM USA from time to time consider acquisitions as part of their adjacency strategy as evidenced by Altria Group, Inc.’s 2007 acquisition of Middleton, and the pending acquisition of UST, see Note 2. UST Acquisition, for further discussion.

During the first nine months of 2008, net cash provided by investing activities on a continuing operations basis was $893 million, compared with $257 million during the first nine months of 2007. The increase in cash provided by investing activities was due primarily to proceeds from the sale of Altria Group, Inc.’s corporate headquarters building in New York City during the first quarter of 2008 and lower capital expenditures.

Net Cash Used in Financing Activities, Continuing Operations

During the first nine months of 2008, net cash used in financing activities on a continuing operations basis was $7,062 million compared with $2,049 million during the first nine months of 2007. The increase in cash used in financing activities was due primarily to the following:

•	cash used in 2008 to repurchase common stock under the previously announced share repurchase program;

•	debt tender offers during the first quarter of 2008 which resulted in the repayment of debt as well as the payment of tender and consent fees;

•	a payment of $449 million to PMI during the first nine months of 2008 as a result of the modification to Altria Group, Inc. stock awards; and

•	cash used during the first nine months of 2008 as opposed to cash provided during the first nine months of 2007 related to financing transactions with PMI;

partially offset by:

•	lower dividends paid on Altria Group, Inc. common stock during the first nine months of 2008 as a result of the Kraft and PMI spin-offs; and

•	higher dividends received from PMI during the first quarter of 2008.

Debt and Liquidity

Credit Ratings – Prior to the announcement of the proposed UST Inc. acquisition, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F-2	BBB+	Positive

Following the announcement of the proposed acquisition of UST Inc., the major credit rating agencies announced the following credit ratings and outlook for Altria Group, Inc.’s indebtedness:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Negative
Standard & Poor’s	A-2	BBB	Stable
Fitch	F-2	BBB+	Stable

Credit Lines – Altria Group, Inc. maintains credit facilities and uses them to support the issuance of commercial paper and to fund short-term cash needs when the commercial paper market is unavailable. At September 30, 2008, Altria Group, Inc. had no commercial paper outstanding and no borrowings under its credit lines.

At September 30, 2008, Altria Group, Inc. had in place a multi-year revolving credit facility in the amount of $3.5 billion, which expires April 15, 2010. The facility requires Altria Group, Inc. to maintain a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense (as defined in the credit agreement) of not less than 4.0 to 1.0, and requires the maintenance of a ratio of debt to EBITDA

(as defined in the agreement) of not more than 2.5 to 1.0. At September 30, 2008, the ratios of EBITDA to interest expense, and debt to EBITDA, calculated in accordance with the agreement, were 19.0 to 1.0 and 0.2 to 1.0, respectively.

On January 28, 2008, Altria Group, Inc. entered into a $4.0 billion, revolving 364-day bridge loan facility. Altria Group, Inc. is discussing with its lenders amendments to this facility that would require Altria Group, Inc.: to maintain a ratio of EBITDA to interest expense (as defined in the credit agreement) of not less than 4.0 to 1.0 and a ratio of debt to EBITDA (as defined in the agreement) of not more than 3.0 to 1.0; and to prepay any outstanding borrowings with, and to reduce the amount of borrowing capacity by, the amount of the proceeds of any capital market transaction or certain asset sales. The facility, if amended, would be extendible at Altria Group, Inc.’s option for two three-month periods, for up to a total of six months. Banks with $3.5 billion in participations have agreed to the amendments.

Altria Group, Inc. expects to continue to meet its covenants. The above facilities require changed pricing in the event of a change in credit rating, but do not include any other credit rating triggers or any provisions that could require the posting of collateral. Altria Group, Inc. does not believe that any such pricing changes would be material.

At September 30, 2008, the credit lines for Altria Group, Inc., and the related activity, were as follows (in billions of dollars):

	September 30, 2008
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

Bridge loan facility	$4.0	$-	$-	$4.0
Multi-year revolving facility	3.5			3.5

	$7.5	$-	$-	$7.5

In connection with the proposed acquisition of UST Inc., on September 7, 2008, Altria Group, Inc. entered into a commitment letter with two banks to provide up to $7.0 billion under a 364-day term bridge loan facility, which, together with its existing credit facilities and cash, is expected to be more than sufficient to fund the acquisition. The commitment is subject to various conditions, including no material adverse change having occurred in Altria Group, Inc.’s financial condition or operations; no Company Material Adverse Effect (as defined in the merger agreement) having occurred that would permit Altria Group, Inc. not to complete its proposed acquisition of UST; the negotiation of definitive documentation with respect to the new 364-day bridge facility satisfactory to the initial lenders; and other closing conditions. This 364-day facility will expire in January 2010, assuming the UST acquisition closes, as anticipated, during the first full week of January 2009. On October 20, 2008, the parties amended this commitment letter to address changing credit market conditions.

The new bridge facility will require Altria Group, Inc. to maintain a ratio of EBITDA to interest expense (as defined in the credit agreement) of not less than 4.0 to 1.0, and will require the maintenance of a ratio of debt to EBITDA (as defined in the agreement) of not more than 3.0 to 1.0. In addition, the new bridge facility will require prepayment of outstanding borrowings with, and the reduction of borrowing capacity by the amount in excess of $4.0 billion of the proceeds from any capital market transaction or certain asset sales. The new bridge facility will require changed pricing in the event of a change in credit rating but will not include any other credit rating triggers or any provisions that could require the posting of collateral. Altria Group, Inc. does not believe that any such pricing changes would be material.

The recent turmoil in the financial markets has caused an increase in the overall cost of maintaining Altria Group, Inc.’s current and committed bridge loan facilities, but Altria Group, Inc. does not believe that increase is material to the UST acquisition.

Altria Group, Inc. intends to draw under certain of these credit facilities in financing the UST acquisition.

Financial Market Environment – Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. Altria Group, Inc. continues to monitor the credit quality of its bank group and is not aware of any potential non-performing credit provider, other than as noted in the following two paragraphs. Altria Group, Inc. believes the lenders in its bank group will be willing and able to advance funds in accordance with their legal obligations.

A subsidiary of Lehman Brothers Holdings Inc. (“Lehman Brothers”) has a $108 million participation in Altria Group, Inc.’s $3.5 billion multi-year revolving credit facility. To date, the Lehman Brothers subsidiary has not, to Altria Group, Inc.’s knowledge, filed for bankruptcy protection. Altria Group, Inc. does not believe that failure by this subsidiary to fund its participation would be material.

Another subsidiary of Lehman Brothers was a participant in Altria Group, Inc.’s $4.0 billion bridge loan facility. That Lehman Brothers subsidiary has assigned its rights and obligations to another participant in the facility.

It is Altria Group, Inc.’s intention to access the public debt market to refinance all short-term borrowings associated with the UST acquisition. Altria Group, Inc. will continue to closely monitor the public debt market capacity and be prepared to execute contingency plans if overall debt capacity is constrained. Despite adverse financial market conditions, Altria Group, Inc. believes it has adequate liquidity, financial resources and access to additional financial resources to meet its anticipated obligations in the foreseeable future.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $885 million and $4.7 billion at September 30, 2008 and December 31, 2007, respectively. Total financial services debt of $500 million matures in July 2009. Total consumer products debt was $385 million and $4.2 billion at September 30, 2008 and December 31, 2007, respectively. The decrease primarily relates to the tender offers discussed below, as well as the repayment of long-term debt that matured.

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

Guarantees – As discussed in Note 12, at September 30, 2008, Altria Group, Inc.’s third-party guarantees, which are related to divestiture activities, were $22 million. These guarantees have no specified expiration dates. Altria Group, Inc. is required to perform under these guarantees in the event that a third party fails to make contractual payments. Altria Group, Inc. has a liability of $22 million on its condensed consolidated balance sheet at September 30, 2008, relating to these guarantees. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2008, subsidiaries of Altria Group, Inc. were also contingently liable for $17 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of the Distribution Agreement between Altria Group, Inc. and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2008 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 14, Condensed Consolidating Financial Information, PM USA has issued certain guarantees relating to Altria Group, Inc.’s outstanding debt securities and borrowings under Altria Group, Inc.’s existing credit facilities and commercial paper programs.

Payments Under State Settlement and Other Tobacco Agreements – As discussed previously and in Note 12, PM USA has entered into State Settlement Agreements with the states and territories of the United States and also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust have now been eliminated by the obligations imposed on PM USA by FETRA. Each of these agreements calls for payments that are based on variable factors, such as cigarette volume, market share and inflation. PM USA accounts for the cost of these agreements as a component of cost of sales as product is shipped.

As a result of these agreements and the enactment of FETRA, PM USA and Middleton (enactment of FETRA) recorded the following amounts in cost of sales (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
PM USA	$4,193	$4,137	$1,475	$1,462
Middleton	3		1

Total	$4,196	$4,137	$1,476	$1,462

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

The estimated amounts charged to cost of sales in each of the years above would generally be paid in the following year. As previously stated, the payments due under the terms of these agreements are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The amounts shown in the table above are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 12 for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the years 2003, 2004, 2005 and 2006.

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of September 30, 2008, PM USA has posted various forms of security totaling approximately $129 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

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

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007. At September 30, 2008, PMCC’s net finance receivable of $5.4 billion in leveraged leases, which is included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consists of rents receivable ($17.5 billion) and the residual value of assets under lease ($1.4 billion), reduced by third-party nonrecourse debt ($11.4 billion) and unearned income ($2.1 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis. Finance assets net, at September 30, 2008, also include net finance receivables for direct finance leases ($0.4 billion) less an allowance for losses ($0.3 billion).

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

As discussed in Note 8. Stock Plans, on January 30, 2008, Altria Group, Inc. issued 1.9 million shares of deferred stock to eligible U.S.-based and non-U.S. employees. Restrictions on these shares lapse in the first quarter of 2011. The market value per share was $76.76 on the date of grant. Recipients of 0.5 million of these Altria Group, Inc. deferred shares, who were employed by Altria Group, Inc. after the PMI spin-off, received 1.3 million additional shares of deferred stock of Altria Group, Inc. to preserve the intrinsic value of the award. Recipients of 1.4 million shares of Altria Group, Inc. deferred stock awarded on January 30, 2008, who were employed by PMI after the PMI spin-off, received substitute shares of deferred stock of PMI to preserve the intrinsic value of the award. During the nine months ended September 30, 2008, 1.3 million shares of restricted stock and 0.7 million shares of deferred stock vested. The total fair value of restricted and deferred stock vested during the nine months ended September 30, 2008 was $140 million.

Dividends paid in the first nine months of 2008 and 2007 were $3.8 billion and $5.1 billion, respectively, a decrease of 25.7%, primarily reflecting a lower dividend rate in 2008, as a result of the Kraft and PMI spin-offs.

Following the Kraft spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and Kraft shares would initially receive, in the aggregate, the same dividends paid by Altria Group, Inc. prior to the Kraft spin-off. In addition, following the PMI spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and PMI shares would initially receive, in the aggregate, the same dividends paid by Altria Group, Inc. prior to the PMI spin-off.

During the third quarter of 2008, Altria Group, Inc.’s Board of Directors approved a 10.3% increase in the quarterly dividend rate from $0.29 per common share to $0.32 per common share. The present annualized dividend rate is $1.28 per Altria Group, Inc. common share. The dividend remains subject to the discretion of the Board of Directors.

In conjunction with the announced acquisition of UST, for further discussion see Note 2. UST Acquisition, the Altria Group, Inc. Board of Directors modified its previously announced two-year $7.5 billion share repurchase program and authorized the repurchase of up to $4.0 billion in Altria Group, Inc. common stock over a three-year (2008 to 2010) period. As of September 30, 2008, Altria Group, Inc. had repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

Market Risk

Derivative financial instruments are used by Altria Group, Inc. and its subsidiaries, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
(Loss) gain at beginning of period	$(5)	$13	$-	$8
Derivative losses (gains) transferred to earnings	93	(38)		3
Change in fair value	(270)	45		11
Kraft spin-off		2
PMI spin-off	182

Gain as of September 30	$-	$22	$-	$22

See Note 11. Fair Value Measurements, for disclosures related to the fair value of derivative financial instruments.

Foreign exchange rates - During the first quarter of 2008, Altria Group, Inc. purchased forward foreign exchange contracts to mitigate its exposure to changes in exchange rates from its euro-denominated debt. While these forward exchange contracts were effective as economic hedges, they did not qualify for hedge accounting treatment and therefore $21 million of gains for the nine months ended September 30, 2008 relating to these contracts were reported in Altria Group, Inc.’s condensed consolidated statements of earnings. These contracts and the related debt matured in the second quarter of 2008. Subsequent to the maturities of these contracts, Altria Group, Inc. has had no derivative financial instruments remaining.

In addition, Altria Group, Inc. used foreign currency swaps to mitigate its exposure to changes in exchange rates related to foreign currency denominated debt. These swaps converted fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity, and were accounted for as cash flow hedges. Subsequent to the PMI distribution, Altria Group, Inc. has had no such swap agreements remaining. At December 31, 2007, the notional amounts of foreign currency swap agreements aggregated $1.5 billion.

Altria Group, Inc. also designated certain foreign currency denominated debt and forwards as net investment hedges of foreign operations. During the nine months ended September 30, 2008 and 2007, these hedges of net investments resulted in losses, net of income taxes, of $85 million and gains, net of income taxes, of $2 million, respectively, and were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments. The accumulated losses recorded as net investment hedges of foreign operations were recognized and recorded in connection with the PMI distribution. Subsequent to the PMI distribution, Altria Group, Inc. has no such net investment hedges remaining.

For additional discussion of Market Risk, see Financial Market Environment under the Debt and Liquidity section.

New Accounting Standards

See Note 11. Fair Value Measurements and Note 13. New Accounting Standards, for a discussion of new accounting standards.

Contingencies

See Note 12 for a discussion of contingencies.

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

Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. Please see Note 12 for a discussion of pending tobacco-related litigation.

Tobacco Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of smoking, restricting marketing and advertising, imposing regulations on packaging, warnings and disclosure of ingredients and flavors, prohibiting the sale of tobacco products with certain characterizing flavors and the sale of tobacco products by certain retail establishments, and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels.

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

Competition and Economic Downturns. Each of our tobacco subsidiaries is subject to intense competition, changes in consumer preferences and changes in economic conditions. To be successful, they must continue to:

•	promote brand equity successfully;

•	anticipate and respond to new consumer trends;

•	develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products;

•	improve productivity; and

•	be able to protect or enhance margins through price increases.

The willingness of consumers to purchase premium tobacco product brands depends in part on economic conditions. In periods of economic uncertainty, consumers may purchase more private label and other economy brands and/or consider lower price tobacco products, and the volumes of our tobacco products subsidiaries could suffer accordingly.

Our finance subsidiary, PMCC, holds investments in finance leases, principally in transportation (including aircraft), power generation and manufacturing equipment and facilities. Its lessees are also subject to intense competition and economic conditions. If parties to PMCC’s leases fail to manage through difficult economic and competitive conditions, PMCC may have to increase its allowance for losses, which would adversely affect our earnings.

Acquisitions. Altria Group, Inc. and PM USA from time to time consider acquisitions as part of their adjacency strategy. From time to time we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our debt ratings over time, it is possible that completing a given acquisition or other event could impact our debt ratings or the outlook for those ratings. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms, that we will realize any of the anticipated benefits from an acquisition or that all future acquisitions will be quickly accretive to earnings.

UST Acquisition. There can be no assurance that the conditions to the completion of our proposed acquisition of UST will be satisfied, including that stockholder approval of the transaction will be obtained in a timely manner, if at all; or that no event will occur that could give rise to termination rights under the merger agreement. If our proposed acquisition of UST is completed, there can be no assurance that we will achieve expected synergies or that the integration of UST will be successful.

The merger agreement relating to our proposed acquisition of UST does not contain a financing condition. Although we have commitments in place, these commitments contain conditions, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations that, if not satisfied, would permit the providers of such financing to decline to deliver their funds. If we are unable to complete our proposed acquisition of UST due to any breach on our part, including failure to obtain financing, we may be exposed to claims by UST.

We have entered into a commitment letter with the initial lenders pursuant to which they have committed to provide up to $7.0 billion under a new 364-day bridge loan facility. In addition, we are discussing with our lenders an amendment to our existing 364-day bridge loan agreement providing for borrowings of up to an aggregate principal amount of $4.0 billion to extend the facility at Altria Group, Inc.’s option for two three-month periods. Banks with $3.5 billion in participations have agreed to this amendment. Borrowings under our new 364-day bridge loan facility must be repaid within one year of the closing date of our proposed acquisition of UST; borrowings under our existing 364-day bridge loan agreement must be repaid no later than January 26, 2009 unless the existing facility is amended. We intend to repay these borrowings by issuing long-term debt. Our ability to complete the anticipated issuances of debt securities to repay these borrowings, and the terms of the issuances, will depend upon market conditions, and unfavorable conditions could increase costs beyond what is anticipated. Such costs could have a material adverse impact on cash flows or the results of operations or both.

Capital Markets. Access to the capital markets is important for us to satisfy our liquidity and financing needs. Disruption and uncertainty in the capital markets and any resulting tightening of credit availability, pricing and/or credit terms may increase our costs and adversely affect our earnings or our dividend rate.

Asset Impairment. We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. This calculation may be affected by the market conditions noted above, as well as interest rates and general economic conditions. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings.

IRS Challenges to PMCC Leases. The Internal Revenue Service has challenged the tax treatment of certain of PMCC’s leveraged leases. Should Altria Group, Inc. not prevail in this litigation, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. For further discussion see Note 12.

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

See Note 12. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Altria Group, Inc.’s share repurchase activity for each of the three months ended September 30, 2008, was as follows:

Period	Total Number of Shares Repurchased (3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1-31, 2008	-	-	53,450,000	$2,834,083,553

August 1-31, 2008	69	$20.72	53,450,000	$2,834,083,553

September 1-30, 2008	4,736	$21.41	53,450,000	$2,834,083,553

For the Quarter Ended September 30, 2008	4,805	$21.40

(1)

In conjunction with the announced acquisition of UST (for further discussion see Note 2. UST Acquisition) the Altria Group, Inc. Board of Directors modified its previously announced two-year $7.5 billion share repurchase program and authorized the repurchase of up to $4.0 billion in Altria Group, Inc. common stock over a three-year (2008 to 2010) period. As of September 30, 2008, Altria Group, Inc. had repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(3)

Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of September 7, 2008, by and among UST Inc., a Delaware corporation, Altria Group, Inc., a Virginia corporation, and Armchair Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Altria Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 8, 2008).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 2, 2008, by and among UST Inc., a Delaware corporation, Altria Group, Inc., a Virginia corporation, and Armchair Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Altria Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 3, 2008).

3.1	Amended and Restated By-laws of Altria Group, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2008).

10.1	Guarantee dated as of September 8, 2008, made by Philip Morris USA Inc., in favor of the lenders parties to the 5-Year Revolving Credit Agreement, dated as of April 15, 2005, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2008).

10.2	Guarantee dated as of September 8, 2008, made by Philip Morris USA Inc., in favor of the lenders parties to the Bridge Loan Agreement dated as of January 28, 2008, among Altria Group, Inc., the lenders named therein, and Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Administrative Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 8, 2008).

10.3	Guarantee dated as of September 8, 2008, made by Philip Morris USA Inc., in favor of The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as trustee for the holders of the 5.625% Notes due 2008, 7.000% Notes due 2013, and 7.750% Debentures due 2027 under the Indenture dated as of December 2, 1996 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 8, 2008).

10.4	Commitment Letter, dated September 7, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2008).

10.5	Amended and Restated Commitment Letter, dated as of October 20, 2008, by and among Altria Group, Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Credit Partners L.P. and Goldman Sachs Bank USA.

10.6	Amendment No. 1 to 364-Day Bridge Loan Agreement, dated as of October 31, 2008.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DAVID R. BERAN

David R. Beran
Executive Vice President and
Chief Financial Officer

November 3, 2008