Form 10-K
period 2008-12-31
ALTRIA GROUP, INC.
filed 2009-02-27
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

804-274-2200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of June 30, 2008 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $42 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at January 30, 2009
Common Stock, $0.33 1/3 par value	2,066,194,006 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to shareholders for the year ended December 31, 2008 (the “2008 Annual Report”)	Parts I, II, and IV

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 19, 2009, to be filed with the Securities and Exchange Commission (“SEC”) on or about April 9, 2009.	Part III

PART I

Item 1.	Business.

(a) General Development of Business

General

Altria Group, Inc. is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2008, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and other tobacco products in the United States, and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 28.5% economic and voting interest in SABMiller plc (“SABMiller”) at December 31, 2008.

As further discussed in Note 23. Subsequent Events to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2008 Annual Report, and below in Narrative Description of Business—Acquisitions, on January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST Inc. (“UST”), which owns operating companies engaged in the manufacture and sale of smokeless tobacco products and wine. As a result of the acquisition, UST has become an indirect wholly-owned subsidiary of Altria Group, Inc. Under the terms of the agreement, shareholders of UST received $69.50 in cash for each share of UST common stock. Additionally, each employee stock option of UST that was outstanding and unexercised was cancelled in exchange for the right to receive the difference between the exercise price for such option and $69.50. The transaction was valued at approximately $11.7 billion, which included the assumption of approximately $1.3 billion of debt, which together with acquisition-related costs and payments of approximately $0.6 billion, represent a total cash outlay of approximately $11 billion. The acquisition was financed with a combination of available cash (including the net proceeds from the senior notes offerings described in Note 10. Long-Term Debt to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2008 Annual Report) and borrowings under the 364-day bridge loan facility (described in Note 9. Short-Term Borrowings and Borrowing Arrangements to such financial statements). The bridge loan borrowings were refinanced through the issuance of additional senior notes in February 2009, and the bridge loan agreement was terminated, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the 2008 Annual Report and incorporated herein by reference.

On March 28, 2008, Altria Group, Inc. distributed all of its interest in Philip Morris International Inc. (“PMI”) to Altria Group, Inc. stockholders in a tax-free distribution. On March 30, 2007, Altria Group, Inc. distributed all of its remaining interest in Kraft Foods Inc. (“Kraft”) on a pro-rata basis to Altria Group, Inc. stockholders in a tax-free distribution. For a further discussion of the PMI and Kraft spin-offs, see Note 1. Background and Basis of Presentation to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2008 Annual Report.

On December 11, 2007, Altria Group, Inc. acquired 100% of Middleton for $2.9 billion in cash. The acquisition was financed with available cash. Middleton’s balance sheet was consolidated with Altria Group, Inc.’s as of December 31, 2007. Earnings from December 12, 2007 to December 31, 2007, the amounts of which were insignificant, were included in Altria Group, Inc.’s consolidated operating results. For additional discussion on the Middleton acquisition, see Note 5. Acquisitions to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2008 Annual Report.

PM USA is the largest cigarette company in the United States. Marlboro, the principal cigarette brand of this company, has been the largest-selling cigarette brand in the United States since 1972. Middleton is a leading manufacturer of machine-made large cigars. Black & Mild, the principal cigar brand of Middleton, is the second largest selling machine-made large cigar in the United States.

Dividends and Share Repurchases:

Following the Kraft spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and Kraft shares would receive initially, in the aggregate, the same dividends paid by Altria Group, Inc. prior to the Kraft spin-off. Similarly, following the PMI spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and PMI shares would receive initially, in the aggregate, the same dividends paid by Altria Group, Inc. prior to the PMI spin-off.

During the third quarter of 2008, Altria Group, Inc.’s Board of Directors approved a 10.3% increase in the quarterly dividend rate from $0.29 per common share to $0.32 per common share. The present annualized dividend rate is $1.28 per Altria Group, Inc. common share. Payments of dividends remain subject to the discretion of the Board of Directors.

In January 2009, Altria Group, Inc. suspended its $4.0 billion (2008 to 2010) share repurchase program in order to preserve financial flexibility and to provide Altria Group, Inc. the opportunity to monitor economic impacts on its business and protect its investment grade credit rating. Altria Group, Inc. recognizes the importance of share repurchases to investors and intends to evaluate them in early 2010.

During 2008, Altria Group, Inc. repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

Other:

In 2008, as part of a corporate restructuring and relocation, Altria Group, Inc. sold its corporate headquarters building in New York City for $525 million and recorded a pre-tax gain on sale of $404 million.

Source of Funds—Dividends

Because Altria Group, Inc. is a holding company, its principal sources of funds are from the payment of dividends and repayment of debt from its subsidiaries. At December 31, 2008, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b) Financial Information About Segments

Beginning with the first quarter of 2008, Altria Group, Inc. revised its reportable segments to reflect the change in the way in which Altria Group, Inc.’s management reviews the business as a result of the acquisition of Middleton and the PMI spin-off. At December 31, 2008, Altria Group, Inc.’s reportable segments were: cigarettes and other tobacco products; cigars; and financial services. Accordingly, prior period segment results have been revised. Net revenues and operating companies income (together with reconciliation to operating income) attributable to each such segment for each of the last three years are set forth in Note 15. Segment Reporting to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2008 Annual Report.

Altria Group, Inc.’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to Altria Group, Inc.’s consolidated financial statements and are incorporated herein by reference to the 2008 Annual Report.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2008	2007	2006
Cigarettes and other tobacco products	95.4%	92.1%	96.5%
Cigars	3.2	0.1	—
Financial services	1.4	7.8	3.5

	100.0%	100.0%	100.0%

Changes in the relative percentages above reflect the following:

•	In December 2007, Altria Group, Inc. acquired Middleton.

•

In 2008, PMCC increased its allowance for losses by $100 million primarily as a result of credit rating downgrades of certain leases and financial market conditions. During 2007, financial services results included pre-tax gains of $214 million on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down. During 2006, financial services results included an increase in its allowance for losses of $103 million, due to issues within the airline industry.

(c) Narrative Description of Business

Tobacco Products

PM USA is engaged in the manufacture and sale of cigarettes and other tobacco products in the United States.

Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco.

PM USA is in the process of closing its Cabarrus, North Carolina manufacturing facility and consolidating cigarette manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. PM USA decided in 2007 to consolidate its manufacturing in response to declining U.S. cigarette volume and notice from PMI that it would no longer source cigarettes from PM USA. PM USA’s cigarette production for PMI, which ended in December 2008, approximated 21 billion and 57 billion cigarettes in 2008 and 2007, respectively. PM USA expects to close its Cabarrus manufacturing facility by the end of 2010.

Cigarettes and other tobacco products

PM USA is the largest tobacco company in the United States, with total cigarette shipments in the United States of 169.4 billion units in 2008, a decrease of 3.2% from 2007.

PM USA’s major premium brands are Marlboro, Virginia Slims and Parliament. Its principal discount brand is Basic. All of its brands are marketed to take into account differing preferences of adult smokers. Marlboro is the largest-selling cigarette brand in the United States, with shipments of 141.5 billion units in 2008 (down 2.0% from 2007).

In the premium segment, PM USA’s 2008 shipment volume decreased 3.0% from 2007, and its shipment volume in the discount segment decreased 6.5%. Shipments of premium cigarettes accounted for 92.6% of PM USA’s total 2008 volume, up from 92.3% in 2007.

The following table summarizes PM USA’s cigarette volume performance by brand, which includes units sold as well as promotional units, and excludes Puerto Rico, U.S. Territories, Overseas Military, Philip Morris Duty Free Inc. and contract manufacturing for PMI (terminated in the fourth quarter of 2008), for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
	2008	2007	2006
	(in billion units)
Marlboro	141.5	144.4	150.3
Parliament	5.5	6.0	6.0
Virginia Slims	6.3	7.0	7.5
Basic	12.1	13.2	14.5

Focus Brands	165.4	170.6	178.3
Other	4.0	4.5	5.1

Total PM USA	169.4	175.1	183.4

The following table summarizes PM USA’s retail share performance, based on data from the Information Resources, Inc. (“IRI”)/Capstone Total Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. This panel was not designed to capture sales through other channels, including the Internet and direct mail:

	For Years Ended December 31,
	2008	2007	2006
Marlboro	41.6%	41.0%	40.5%
Parliament	1.8	1.9	1.8
Virginia Slims	2.0	2.2	2.3
Basic	3.9	4.1	4.2

Focus Brands	49.3	49.2	48.8
Other	1.4	1.4	1.5

Total PM USA	50.7%	50.6%	50.3%

As the cigarette industry environment continues to evolve, PM USA believes that it cannot accurately predict estimated future cigarette industry decline rates and, for this reason, PM USA does not provide this guidance. Evolving industry dynamics include: the uncertain economic conditions; unpredictable federal and state cigarette excise tax increases; adult consumer activity across multiple tobacco categories; and trade inventory changes as wholesalers and retailers continue to adjust their levels of cigarette inventories. PM USA believes that its results may be materially adversely affected by the items discussed in Item 1A. Risk Factors.

Cigars

In December 2007, Altria Group, Inc. acquired Middleton, a leading manufacturer of machine-made large cigars and pipe tobacco. Cigars shipment volume in 2008 increased 6.2% versus the prior-year to 1.3 billion units, driven by Middleton’s leading brand, Black & Mild. Middleton achieved a retail share of 29.1% of the machine-made large cigar segment in 2008, which represents an increase of 2.5 share points versus the prior-year, driven by Black & Mild. Retail share for Black & Mild increased 2.8 share points versus the prior-year to 28.3% of the machine-made large cigar segment. Retail share performance is based on the 52-week periods ending December 21, 2008 and December 23, 2007 from the IRI Cigar Database for Food, Drug, Mass Merchandise and Convenience trade classes, which tracks cigar market share performance.

Middleton entered into an agreement with PM USA to leverage PM USA’s distribution network and field sales force to represent Middleton’s brands. In mid-March 2008, PM USA’s sales force began representing Middleton’s brands at retail and supporting the execution of Middleton’s trade marketing programs.

Distribution, Competition and Raw Materials

Altria Group, Inc.’s tobacco subsidiaries sell their tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services.

The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, taste, price, product innovation, marketing, packaging and distribution constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price promotions and other discounts, including coupons, product promotions and allowances for new products. The tobacco products of Altria Group, Inc.’s subsidiaries are advertised and promoted through various media, although television and radio advertising of certain tobacco products is prohibited in the United States. In addition, as discussed below in Item 3. Legal Proceedings, PM USA, UST and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

In the United States, under a contract growing program known as the Tobacco Farmer Partnering Program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase the amount of tobacco specified in the grower contracts. PM USA also purchases its United States tobacco requirements through other sources. In 2003, in connection with the settlement of a suit filed on behalf of a purported class of tobacco growers and quota-holders against certain manufacturers, including PM USA, and leaf dealers, PM USA and certain other defendants reached an agreement with plaintiffs to settle the lawsuit. The agreement includes a commitment by each settling manufacturer defendant, including PM USA, to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least ten years. These quantities are subject to adjustment in accordance with the terms of the settlement agreement.

Tobacco production in the United States was historically subject to government controls, including the production control programs administered by the United States Department of Agriculture (the “USDA”). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provided for the elimination of the federal tobacco quota and price support program through an industry funded buy-out of tobacco growers and quota-holders. The cost of the buy-out, which is estimated at approximately $9.5 billion, is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”). See Item 3. Legal Proceedings, Health Care Cost Recovery Litigation—National Grower Settlement Trust for a discussion of the NTGST. Manufacturers and importers of tobacco products, including the tobacco subsidiaries of Altria Group, Inc., are also obligated to cover any losses (up to $500 million)

that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. The quota buy-out did not have a material impact on Altria Group, Inc.’s 2008 consolidated results and Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2009 and beyond.

Middleton purchases burley and flue cured tobaccos of various grades and styles through leaf dealers located in the United States. Middleton does not participate in the PM USA Tobacco Farmers Partnering Program.

Altria Group, Inc.’s tobacco subsidiaries believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.

Acquisitions

Middleton

On December 11, 2007, Altria Group, Inc. acquired 100% of Middleton for $2.9 billion in cash. The acquisition was financed with available cash. Middleton’s balance sheet was consolidated with Altria Group, Inc.’s as of December 31, 2007. Earnings from December 12, 2007 to December 31, 2007, the amounts of which were insignificant, were included in Altria Group, Inc.’s 2007 consolidated operating results.

During the first quarter of 2008, the allocation of purchase price relating to the acquisition of Middleton was completed. Assets purchased in the Middleton acquisition consist primarily of non-amortizable intangible assets related to acquired brands of $2.6 billion, amortizable intangible assets of $0.1 billion, goodwill of $0.1 billion and other assets of $0.1 billion, partially offset by accrued liabilities assumed in the acquisition.

Information regarding Middleton’s business and operations is provided under the appropriate items of this Annual Report on Form 10-K.

UST Inc.

Description of the Transaction

On January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST, which owns operating companies engaged in the manufacture and sale of smokeless tobacco products and wine. Under the terms of the agreement, shareholders of UST received $69.50 in cash for each share of UST common stock. Additionally, each employee stock option of UST that was outstanding and unexercised was cancelled in exchange for the right to receive the difference between the exercise price for such option and $69.50. The transaction was valued at approximately $11.7 billion, which included the assumption of approximately $1.3 billion of debt, which together with acquisition-related costs and payments of approximately $0.6 billion (consisting primarily of financing fees, the funding of UST’s non-qualified pension plans, investment banking fees and the early retirement of UST’s revolving credit facility), represent a total cash outlay of approximately $11 billion.

Assets purchased consist primarily of non-amortizable intangible assets related to acquired brands of $9.5 billion, amortizable intangible assets (primarily consisting of customer relationships) of $0.4 billion, goodwill of $4.3 billion and other assets of $1.7 billion, partially offset by long-term debt and other liabilities assumed in the acquisition. These amounts, which are based on the framework for measuring fair value as prescribed in Statement of Financial Accounting Standards No. 157, represent the preliminary estimates of assets acquired and liabilities assumed and are subject to revision when appraisals are finalized. The assignment of goodwill by reportable segment has not been completed. It is anticipated that none of the goodwill or other intangible assets acquired will be deductible for tax purposes.

The premium in the purchase price paid by Altria Group, Inc. for the acquisition of UST reflects the value of adding UST’s smokeless tobacco business to the tobacco businesses of PM USA and Middleton to create the premier tobacco company in the United States, with leading brands in cigarettes, smokeless tobacco and machine-made large cigars.

As discussed in Note 9. Short-Term Borrowings and Borrowing Arrangements to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2008 Annual Report, in connection with the acquisition of UST, at December 31, 2008, Altria Group, Inc. had in place a 364-day term bridge loan facility. On January 6, 2009, Altria Group, Inc. borrowed the entire available amount of $4.3 billion under this facility at the 1-month London Interbank Offered Rate (“LIBOR”) plus 225 basis points (the 1-month LIBOR rate on this borrowing was 0.43%), which was used along with the $6.7 billion net proceeds from the offerings of long-term notes (discussed in Note 10. Long-Term Debt to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2008 Annual Report) to fund the acquisition. Such bridge loan borrowings were refinanced through the issuance of additional senior notes in February 2009, and the bridge loan agreement was terminated, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the 2008 Annual Report and incorporated herein by reference.

In 2009, Altria Group, Inc. expects to incur approximately $0.6 billion in integration related charges, which include transaction and estimated restructuring costs which will be expensed in the periods in which the costs are incurred, primarily in 2009. Transaction costs related to the acquisition of UST of $4 million incurred during 2008 will be expensed in the first quarter of 2009.

UST Smokeless Tobacco Business

Description of UST’s Smokeless Tobacco Business and Products: United States Smokeless Tobacco Company (“USSTC”), a wholly-owned subsidiary of UST, is the leading producer and marketer of smokeless tobacco products, including the premium brands, Copenhagen and Skoal, and the value brands, Red Seal and Husky.

UST’s Smokeless Tobacco Business—Raw Materials: USSTC purchases its tobaccos from domestic suppliers. USSTC believes that there is an adequate supply of tobacco to satisfy its current and anticipated production requirements.

UST’s Smokeless Tobacco Business—Distribution, Competition, and Customers: USSTC’s largest customer is McLane Company, Inc. For further discussion, see above “Narrative Description of Business—Tobacco Products—Distribution, Competition and Raw Materials.”

UST’s Smokeless Tobacco Business—Properties: USSTC owns and operates three principal smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; and Nashville, Tennessee. These properties are maintained in good condition and are believed to be suitable and adequate for present needs.

UST Wine Business

Description of UST’s Wine Business and Products: Ste. Michelle Wine Estates (“Ste. Michelle”), a wholly-owned UST subsidiary, is a producer of premium varietal and blended table wines. Ste. Michelle produces wines in the United States marketed under various labels including Chateau Ste. Michelle, Columbia Crest, Domaine Ste. Michelle, Villa Mt. Eden, Conn Creek and Erath. In addition, as a result of its 85 percent ownership interest in Stag’s Leap Wine Cellars, Ste. Michelle sells the following labels: Cask 23, Fay, S.L.V., Arcadia, Artemis, Karia and Hawk Crest. Ste. Michelle is also the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Marchesi Antinori, Srl, which includes such labels as Tignanello, Solaia, Tormaresca, Villa Antinori and Peppoli.

UST’s Wine Business—Raw Materials: Ste. Michelle uses grapes harvested from its own vineyards or purchased from independent growers, as well as bulk wine purchased from other sources. Grape production can be adversely affected by weather and other forces that may limit production. At the present time, Ste. Michelle believes that there is a sufficient supply of grapes and bulk wine available in the market to satisfy its current and expected production requirements.

UST’s Wine Business—Distribution, Competition and Customers: Ste. Michelle’s primary competition comes from many large, well-established national and international companies as well as many small wine producers. Its principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising. Substantially all of Ste. Michelle’s sales occur through state-licensed distributors. A substantial portion of Ste. Michelle’s gross sales are made to two distributors.

UST’s Wine Business—Properties: Ste. Michelle operates 11 wine-making facilities—seven in Washington state, three in California and one in Oregon. All of these facilities are owned, with the exception of one facility in Washington state that is leased. In addition, in order to support the production of its wines, Ste. Michelle owns or leases vineyards in Washington state, California and Oregon. These properties are maintained in good condition and are believed to be suitable and adequate for present needs.

UST’s Legal Proceedings: See Item 3. Legal Proceedings.

Financial Services

PMCC holds investments in finance leases, principally in transportation (including aircraft), power generation and manufacturing equipment and facilities. Total assets of PMCC were $5.5 billion at December 31, 2008, down from $6.1 billion at December 31, 2007, reflecting a decrease in finance assets, net, due primarily to asset sales. In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. PMCC’s finance asset portfolio includes leases in the following investment categories: electric power, aircraft, rail and surface transport, manufacturing and real estate industries. Finance assets, net, which are primarily leveraged leases, consist of total lease payments receivable ($17.9 billion) and the residual value of assets under lease ($1.5 billion), reduced by third-party nonrecourse debt ($11.5 billion), unearned income ($2.1 billion) and allowance for losses ($0.3 billion). The payment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to all other assets of PMCC or Altria Group, Inc. As required by accounting principles generally accepted in the United States of America (“US GAAP”), the third-party nonrecourse debt has been offset against the related rentals receivable and has been presented on a net basis, within finance assets, net, in Altria Group, Inc.’s consolidated balance sheets.

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Tobacco Business Environment” on pages 83 to 88 of the 2008 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Financial Services Business Environment” on pages 90 to 91 and made a part hereof.

Other Matters

Customers

The largest customer of PM USA and Middleton, McLane Company, Inc., accounted for approximately 27%, 26% and 25% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. These net revenues were reported in the Cigarettes and other tobacco products and Cigars segments.

Employees

At December 31, 2008, Altria Group, Inc. and its subsidiaries employed approximately 10,400 people.

Executive Officers of Altria Group, Inc.

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 27, 2009” in Item 10 of this Form 10-K and is incorporated by reference herein.

Research and Development

The research and development expense for the years ended December 31, 2008, 2007 and 2006 are set forth in Note 17. Additional Information to Altria Group, Inc.’s financial statements, which is incorporated herein by reference to the 2008 Annual Report.

Intellectual Property

Trademarks are of material importance to Altria Group, Inc. and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2008, the portfolio of over five hundred United States patents owned by Altria Group, Inc.’s businesses, as a whole, was material to Altria Group, Inc. and its tobacco businesses. However, no one patent or a group of related patents was material to Altria Group, Inc.’s business or its tobacco businesses as of December 31, 2008. We also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria Group, Inc. and its tobacco businesses.

Environmental Regulation

Altria Group, Inc. and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries)

of Altria Group, Inc. are involved in several matters subjecting them to potential costs related to remediations under Superfund or other laws and regulations. Altria Group, Inc.’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

(d) Financial Information About Geographic Areas

Substantially all of Altria Group, Inc.’s net revenues from continuing operations are from sales generated in the United States for each of the last three fiscal years. As is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2008 Annual Report, subsequent to the PMI spin-off, PM USA recorded net revenues of $298 million from contract volume manufactured for PMI under an agreement that terminated in the fourth quarter of 2008. Subsequent to the PMI spin-off, substantially all of our long-lived assets are located in the United States.

(e) Available Information

Altria Group, Inc. is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Investors may read and copy any document that Altria Group, Inc. files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Altria Group, Inc.’s SEC filings.

Altria Group, Inc. makes available free of charge on or through its website (www.altria.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after Altria Group, Inc. electronically files such material with, or furnishes it to, the SEC. Investors can access Altria Group, Inc.’s filings with the SEC by visiting www.altria.com/secfilings.

The information on the respective websites of Altria Group, Inc. and its subsidiaries is not, and shall not be deemed to be, a part of this report or incorporated into any other filings Altria Group, Inc. makes with the SEC.

Item 1A.	Risk Factors

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries’ businesses in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

Tobacco-Related Litigation. Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries including PM USA and UST, as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

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

It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes the litigation environment has substantially improved. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. Please see Note 20. Contingencies to our consolidated financial statements, Item 3. Legal Proceedings, and Exhibit 99.1 for a discussion of pending tobacco-related litigation.

Tobacco Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of smoking, restricting marketing and advertising, imposing regulations on packaging, warnings and disclosure of ingredients and flavors, prohibiting the sale of tobacco products with certain characterizing flavors or other characteristics, the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packing sizes, and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels.

Excise Taxes. Tobacco products are subject to substantial excise taxes and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. For further discussion, see Tobacco Business Environment—Excise Taxes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report.

Increased Competition in the United States Tobacco Categories. Each of Altria Group, Inc.’s tobacco subsidiaries operates in highly competitive tobacco categories. Settlements of certain tobacco litigation in the United States have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and increased imports of foreign lowest priced brands. USSTC faces significant competition in the moist smokeless tobacco category, both from existing competitors and new entrants, and has experienced consumer down trading to lower-priced brands.

Governmental Investigations. From time to time, Altria Group, Inc. and its tobacco subsidiaries are subject to governmental investigations on a range of matters. We cannot predict the outcome of those investigations or whether investigations may be commenced, and it is possible that our tobacco subsidiaries’ businesses could be materially affected by an unfavorable outcome of future investigations.

New Tobacco Product Technologies. Altria Group, Inc.’s subsidiaries continue to seek ways to develop and to commercialize new tobacco product technologies that may reduce the health risks associated with the tobacco products they manufacture, while continuing to offer adult consumers tobacco products that meet their taste expectations. Potential solutions being researched include tobacco products that reduce or eliminate exposure to cigarette smoke, and/or those constituents identified by public health authorities as harmful. Our subsidiaries may not succeed in these efforts. If they do not succeed, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators will permit the marketing of tobacco products with claims of reduced risk to consumers or whether consumers’ purchase decisions would be affected by such claims, which could affect the commercial viability of any tobacco products that might be developed.

Adjacency Strategy. Altria Group, Inc. and its subsidiaries have adjacency growth strategies involving moves and potential moves into complementary products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful.

Tobacco Price, Availability and Quality. Any significant change in tobacco leaf prices, quality or availability could affect our tobacco subsidiaries’ profitability and business. For a discussion of factors that influence leaf prices, availability and quality, see Tobacco Business Environment—Tobacco Price, Availability and Quality in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report.

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

Competition and Economic Downturns. Each of our consumer product subsidiaries is subject to intense competition, changes in consumer preferences and changes in economic conditions. To be successful, they must continue to:

•	promote brand equity successfully;

•	anticipate and respond to new consumer trends;

•	develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products;

•	improve productivity; and

•	protect or enhance margins through cost savings and price increases.

The willingness of consumers to purchase premium consumer product brands depends in part on economic conditions. In periods of economic uncertainty, consumers may purchase more private label and other discount brands and/or, in the case of tobacco products, consider lower price tobacco products. The volumes of our consumer products subsidiaries could suffer accordingly.

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

Acquisitions. Altria Group, Inc. from time to time considers acquisitions as part of its adjacency strategy. From time to time we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our debt ratings over time, it is possible that completing a given acquisition or other event could impact our debt ratings or the outlook for those ratings. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms, that we will realize any of the anticipated benefits from an acquisition or that acquisitions will be quickly accretive to earnings.

UST Acquisition. There can be no assurance that we will achieve the synergies expected of the UST acquisition or that the integration of UST will be successful.

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

IRS Challenges to PMCC Leases. The Internal Revenue Service has challenged the tax treatment of certain of PMCC’s leveraged leases. Should Altria Group, Inc. not prevail in this litigation, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. For further discussion see Note 20. Contingencies to our consolidated financial statements and Item 3. Legal Proceedings.

Wine—Competition; Grape Supply; Regulation and Excise Taxes. As previously noted, Ste. Michelle’s business is subject to significant competition, including from many large, well-established national and international organizations. The adequacy of Ste. Michelle’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington state. Supply shortages related to any one or more of these factors could increase production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle’s sales. In addition, federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages, may have an adverse effect on Ste. Michelle’s wine business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The property in Richmond, Virginia that serves as the headquarters facility for Altria Group, Inc., PM USA and certain other subsidiaries is under lease.

At December 31, 2008, PM USA owned and operated five tobacco manufacturing and processing facilities—four in the Richmond, Virginia area and one in Cabarrus County, North Carolina. In addition, PM USA owns a research and technology center in Richmond, Virginia. PM USA is in the process of closing its Cabarrus, North Carolina manufacturing facility and consolidating cigarette manufacturing for the U.S. market at its Richmond, Virginia manufacturing center. In 2007, PM USA decided to consolidate its manufacturing in response to declining U.S. cigarette volume and notice from PMI that it would no longer source cigarettes from PM USA. PM USA’s cigarette production for PMI, which ended in December 2008, approximated 21 billion and 57 billion cigarettes in 2008 and 2007, respectively. PM USA expects to close its Cabarrus manufacturing facility by the end of 2010.

Middleton owns and operates two manufacturing facilities—one in King of Prussia, Pennsylvania and one in Limerick, Pennsylvania.

The plants and properties owned or leased and operated by Altria Group, Inc. and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

Item 3.	Legal Proceedings.

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and USSTC, as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of distributors.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are or can be significant and, in certain cases, range in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome.

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

Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed elsewhere in this Item 3. Legal Proceedings: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, management believes the litigation environment has substantially improved in recent years. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so.

Overview of Altria Group, Inc. and/or PM USA Tobacco-Related Litigation

Types and Number of Cases

Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs; (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding; (iii) health care cost recovery cases brought by governmental (both domestic and foreign) and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits; (iv) class action suits alleging that the uses of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); and (v) other tobacco-related litigation described below. Plaintiffs’ theories of recovery and the defenses raised in pending smoking and health, health care cost recovery and “Lights/Ultra Lights” cases are discussed below.

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of February 24, 2009, December 31, 2008 and December 31, 2007.

Type of Case	Number of Cases Pending as of February 24, 2009	Number of Cases Pending as of December 31, 2008	Number of Cases Pending as of December 31, 2007
Individual Smoking and Health Cases (1)	95	99	105
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	8	9	10
Health Care Cost Recovery Actions	3	3	3
“Lights/Ultra Lights” Class Actions	21	18	17
Tobacco Price Cases	2	2	2

(1)	Does not include 2,620 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA. Additionally, does not include approximately 3,199 individual smoking and health cases (3,149 state court cases and 50 federal court cases) brought by or on behalf of approximately 8,754 plaintiffs in Florida (4,836 state court plaintiffs and 3,918 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

(2)

Includes as one case the 728 civil actions (of which 414 are actions against PM USA) that are proposed to be tried in a single proceeding in West Virginia. Middleton was named as a defendant in this action but it, along with other non-cigarette manufacturers, has been severed from this case. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages. In November 2007, the West Virginia Supreme Court of Appeals denied defendants’ renewed motion for review of the trial plan. In December 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was denied in February 2008. The case was stayed pending the United States Supreme Court’s decision in Good v. Altria Group, Inc. et al., discussed below. The court lifted the stay on February 10, 2009. The first phase of the trial has been scheduled for February 1, 2010.

International Tobacco-Related Cases

As of February 24, 2009, PM USA is a named defendant in a “Lights” class action in Israel and a health care cost recovery action in Israel. PM USA is a named defendant in two health care cost recovery actions in Canada, one of which also names Altria Group, Inc. as a defendant.

Pending and Upcoming Trials

As of February 24, 2009, 57 Engle-progeny cases against PM USA are set for trial in 2009 (7 of the 57 cases have scheduled 2009 trial dates). In addition, there are currently 5 individual smoking and health cases scheduled for trial in 2009. Cases against other tobacco companies are also scheduled for trial through the end of 2009. Trial dates are subject to change.

Trial Results

Since January 1999, verdicts have been returned in 46 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 28 of the 46 cases. These 28 cases were tried in California (4), Florida (9), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 18 cases in which verdicts were returned in favor of plaintiffs, eight have reached final resolution. A verdict against defendants in one health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price). After exhausting all appeals, PM USA has paid judgments totaling $73.6 million and interest totaling $35.1 million.

The chart below lists the verdicts and post-trial developments in the ten pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2009	Florida/ Hess	Engle progeny	On February 18, 2009, a Broward County jury in the Hess trial found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. If the trial court fails to vacate the verdict, PM USA will appeal. Hess is the first case to be tried by an Engle class member since the Florida Supreme Court Engle ruling.	None

May 2007	California/ Whiteley	Individual Smoking and Health	Approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case, as well as $250,000 in punitive damages against the other defendant in the case.	In October 2007, in a limited retrial on the issue of punitive damages, the jury found that plaintiffs are not entitled to punitive damages against PM USA. In November, the trial court entered final judgment and PM USA filed a motion for a new trial and for judgment notwithstanding the verdict. The trial court rejected these motions in January 2008. In March 2008, PM USA noticed an appeal to the California Court of Appeal, First Appellate District and in May 2008, posted a $2.2 million appeal bond.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 2006	District of Columbia/ United States of America	Health Care Cost Recovery	Finding that defendants, including Altria Group, Inc. and PM USA, violated the civil provisions of the Racketeer Influenced and Corrupt Organizations Act (RICO). No monetary damages were assessed, but the court made specific findings and issued injunctions. See Federal Government’s Lawsuit below.	See Federal Government’s Lawsuit below.

March 2005	New York/ Rose	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	In April 2008, an intermediate New York appellate court reversed the verdict and vacated the compensatory and punitive damages awards against PM USA. On December 16, 2008, the New York Court of Appeals affirmed the appellate court decision. On January 14, 2009, plaintiffs filed a petition with the New York Court of Appeals requesting that the court either vacate its earlier decision and reinstate the jury verdict or remand the case to the trial court for a new trial.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	See Scott Class Action below.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In April 2008, the California Supreme Court denied PM USA’s petition for review. See discussion (1) below.

June 2002	Florida/ Lukacs	Individual Smoking and Health	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.8 million. PM USA’s share of the damages award is approximately $6 million. In January 2007, defendants petitioned the trial court to set aside the jury’s verdict and dismiss plaintiffs’ punitive damages claim. In August 2008, the trial court granted plaintiffs’ motion for entry of judgment and ordered compensatory damages of $24.8 million plus interest

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
from the date of the verdict. In August 2008, PM USA filed a motion for reconsideration, which was denied. Final judgment was entered on November 12, 2008, awarding plaintiffs actual damages of $24.8 million, plus interest from the date of the verdict. Defendants filed a notice of appeal on December 1, 2008.

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
February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded Schwarz to the Oregon Supreme Court for proceedings consistent with its Williams decision. The parties have submitted their briefs to the Oregon Supreme Court, setting forth their respective views on how the Williams decision impacts the plaintiff’s pending petition for review.

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

(1)

Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. Parties to the appeal in Bullock requested that the court establish a briefing schedule on the merits of the pending appeal. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the

California Supreme Court denied both petitions for review. Following this decision, PM USA recorded a provision for compensatory damages of $850,000 plus costs and interest in the second quarter. The case has been remanded to the superior court for a new trial on the amount of punitive damages, if any. Trial is scheduled for June 2009. In July 2008, $43.3 million of escrow funds were returned to PM USA.

(2)	Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million and petitioned the United States Supreme Court for further review. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. Following this decision, PM USA recorded an additional provision of approximately $25 million in interest charges. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damage award and reinstated the jury’s award of $79.5 million in punitive damages. In March 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was granted in June 2008. The United States Supreme Court heard oral argument on December 3, 2008.

Security for Judgments

To obtain stays of judgments pending current appeals, as of February 24, 2009, PM USA has posted various forms of security totaling approximately $129 million, the majority of which has been collateralized with cash deposits that are included in other assets on the consolidated balance sheets.

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

In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, and that members of the decertified class could file individual actions against defendants within one year of issuance of the mandate. The court further declared the following Phase I findings are entitled to res judicata effect in such individual actions brought within one year of the issuance of the mandate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants’ cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to misrepresent information regarding the health effects or addictive nature of cigarettes with the intention of causing the public to rely on this information to their detriment; (vi) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vii) that all defendants sold or supplied cigarettes that were defective; and (viii) that defendants were negligent. The court also reinstated compensatory damage awards totaling approximately $6.9 million to two individual plaintiffs and found that a third plaintiff’s claim was barred by the statute of limitations. In February 2008, PM USA paid a total of $2,964,685, which represents its share of compensatory damages and interest to the two individual plaintiffs identified in the Florida Supreme Court’s order.

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

The deadline for filing Engle-progeny cases, as required by the Florida Supreme Court’s decision, expired on January 11, 2008. As of February 24, 2009, approximately 3,199 cases (3,149 state court cases and 50 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 8,754 plaintiffs (4,836 state court plaintiffs and 3,918 federal court plaintiffs). It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle-progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damage award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

In May 2008, the trial court, among other things, decertified the limited class maintained for purposes of the May 2001 bond stipulation and, in July 2008, severed the remaining plaintiffs’ claims except for those of Howard Engle. The only remaining plaintiff in the Engle case, Howard Engle, voluntarily dismissed his claims with prejudice. In July 2008, attorneys for a putative former Engle class member petitioned the Florida Supreme Court to permit members of the Engle class additional time to file individual lawsuits. The Florida Supreme Court denied this petition on January 7, 2009.

Three federal district courts (in the Merlob, Brown and Burr cases) have ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) have been certified by the trial court for interlocutory review. The certification in both cases has been granted by the United States Court of Appeals for the Eleventh Circuit and the appeals have been consolidated. On February 10, 2009, the appeal in Burr was dismissed for lack of prosecution. Engle progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 4,000 plaintiffs have been stayed pending interlocutory review by the Eleventh Circuit. Several state trial court judges have issued contrary rulings that allowed plaintiffs to use the Engle findings to establish elements of their claims and required certain defenses to be stricken.

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

In February 2007, the Louisiana Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages included in the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded the case for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ petitions for writ of certiorari. Following the Louisiana Supreme Court’s denial of defendants’ petition for writ of certiorari, PM USA recorded a provision of $26 million in connection with the case. In March 2008, plaintiffs filed a motion to execute the approximately $279 million judgment plus post-judgment interest or, in the alternative, for an order to the parties to submit revised damages figures. Defendants filed a motion to have judgment entered in favor of defendants based on accrual of all class member claims after September 1, 1988 or, in the alternative, for the entry of a case management order. In April 2008, the Louisiana Supreme Court denied defendants’ motion to stay proceedings and the defendants filed a petition for writ of certiorari with the United States Supreme Court. In June 2008, the United States Supreme Court denied the defendant’s petition. Plaintiffs filed a motion to enter judgment in the amount of approximately $280 million (subsequently changed to approximately $264 million) and defendants filed a motion to enter judgment in their favor dismissing the case entirely or, alternatively, to enter a case management order for a new trial. In July 2008, the trial court entered an Amended Judgment and Reasons for Judgment denying both motions, but ordering defendants to deposit into the registry of the court the sum of $263,532,762 plus post-judgment interest of $87.7 million (as of December 31, 2008) while stating, however, that the judgment award “may be satisfied with something less than a full cash payment now” and that the court would “favorably consider” returning unused funds annually to defendants if monies allocated for that year were not fully expended.

In September 2008, defendants filed an application for writ of mandamus or supervisory writ to secure the right to appeal with the Louisiana Circuit Court of Appeals. The appellate court, on November 17, 2008, granted the defendants’ writ and directed the trial court to enter an order permitting the appeal and to set the appeal bond in accordance with Louisiana law. Plaintiffs’ supervisory writ petition to the Louisiana Supreme Court was denied on December 10, 2008. On December 15, 2008, the trial court entered an order permitting the appeal and approving a $50 million bond for all defendants in accordance with the Louisiana “bond cap law” discussed above.

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

In July 2008, the New York Supreme Court, Appellate Division, First Department in Fabiano, an individual personal injury case, held that plaintiffs’ punitive damages claim was barred by the MSA (as defined below) based on principles of res judicata because the New York Attorney General had already litigated the punitive damages claim on behalf of all New York residents. In August 2008, plaintiffs filed a motion for permission to appeal to the Court of Appeals. The motion was denied on November 13, 2008.

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

Two purported class actions pending against PM USA have been brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006, in the United States District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Neither claim seeks punitive damages. Plaintiffs’ motion for class certification and defendant’s motion for summary judgment are pending in Caronia. Defendants’ motions for summary judgment and judgment on the pleadings and plaintiffs’ motion for class certification are pending in Donovan. In Donovan, the district court entered an order on December 31, 2008 expressing an intention to certify questions to the Supreme Judicial Court of Massachusetts regarding the medical monitoring and statute of limitations issues.

On November 17, 2008, a purported class action naming PM USA, Altria Group, Inc. and the other major cigarette manufacturers as defendants was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of cigarette smokers who seek medical monitoring (Peoples). Plaintiffs allege that the tobacco companies conspired to convince the National Cancer Institute (“NCI”) to not recommend spiral CT scans to screen for lung cancer and plaintiffs assert claims based on defendants’ purported violations of RICO. The complaint identifies the purported class as all residents of the State of Georgia who, by virtue of their age and history of smoking cigarettes, are at increased risk for developing lung cancer; are 50 years of age or older; have cigarette smoking histories of 20 pack-years or more; and are covered by an insurance company, Medicare, Medicaid or a third party medical payor. Plaintiffs seek relief in the form of the creation of a fund for medical monitoring and punitive damages.

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). The trial in the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA and Altria Group, Inc. are defendants, is scheduled to begin on June 7, 2010.

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare as Secondary Payer (“MSP”) provisions of the Social Security Act to recover from defendants Medicare expenditures allegedly incurred for the treatment of smoking-related diseases. Cases brought in New York (Mason), Florida (Glover) and Massachusetts (United Seniors Association) have been dismissed by federal courts. In April 2008, an action, National Committee to Preserve Social Security and Medicare, et al. v. Philip Morris USA, et al. (“National Committee I”), was brought under the Medicare as Secondary Payer statute in the Circuit Court of the Eleventh Judicial Circuit of and for Miami County, Florida, but was dismissed voluntarily in May 2008. The action purported to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from April 19, 2002 to the present.

In May 2008, an action, National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al., was brought under the Medicare as Secondary Payer statute in United States District Court for the Eastern District of New York. This action was brought by the same plaintiffs as National Committee I and similarly purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from May 21, 2002 to the present. In July 2008, defendants filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. The court heard argument on both motions on November 20, 2008.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, in Israel (1), the Marshall Islands (1 dismissed), and Canada (2) and other entities have stated that they are considering filing such actions. In September 2005, in the first of the two health care recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. Altria Group, Inc. and PM USA are named as defendants in New Brunswick’s case. Several other provinces in Canada have enacted similar legislation or are in the process of enacting similar legislation. See “Third-Party Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that have not filed declaratory judgment actions. Courts in all 46 MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. Several of these rulings remain subject to appeal or further review. Additionally, Ohio filed a declaratory judgment action in state court with respect to the 2004 diligent enforcement issue. The action has been stayed pending the decision about the 2003 payments. PM USA, the other OPMs and approximately 25 other MSA-participating manufacturers have entered into an agreement regarding arbitration with over 40 MSA states concerning the 2003 NPM adjustment. The agreement provides for selection of the arbitration panel for the 2003 NPM adjustment beginning by October 1, 2009 and for the arbitration then to proceed. The agreement further provides for a partial liability reduction for the 2003 NPM adjustment of a specified percentage for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five (45)), the percentage reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM adjustment by up to a corresponding percentage.

The availability and the precise amount of any NPM adjustment for 2003, 2004, 2005 and 2006 will not be finally determined until 2010 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA’s share would likely be applied as a credit against one or several future MSA payments.

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

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out, which is estimated at approximately $9.5 billion, is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments offset already scheduled payments to the NTGST. However, two of the grower states, Maryland and Pennsylvania, have filed claims in the North Carolina state courts, asserting that the companies which established the NTGST (including PM USA) must continue making payments under the NTGST through 2010 for the benefit of Maryland and Pennsylvania growers (such continuing payments would represent slightly more than one percent of the originally scheduled payments that would have been due to the NTGST for the years 2005 through 2010) notwithstanding the offsets resulting from the FETRA payments. The North Carolina trial court held in favor of Maryland and Pennsylvania, and the companies (including PM USA) appealed. The North Carolina Court of Appeals, in December 2008, reversed the trial court ruling. On January 20, 2009, Maryland and Pennsylvania filed a notice of appeal to the North Carolina Supreme Court. In addition to the approximately $9.5 billion cost of the buy-out, FETRA also obligated manufacturers and importers of tobacco products to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA has paid $138 million for its share of the tobacco pool stock losses. The quota buyout did not have a material impact on Altria Group, Inc.’s 2008 consolidated results and Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2009 and beyond.

Other MSA-Related Litigation

PM USA was named as a defendant in an action brought in October 2008 in federal court in Kentucky by an MSA participating manufacturer that is not an OPM. Other defendants include various other participating manufacturers and the Attorneys General of all 52 states and territories that are parties to the MSA. The plaintiff alleged that certain of the MSA’s payment provisions discriminate against it in favor of certain other participating manufacturers in violation of the federal antitrust laws and the United States Constitution. The plaintiff also sought injunctive relief, alteration of certain MSA payment provisions as applied to it, treble damages under the federal antitrust laws, and/or rescission of its joinder in the MSA. The plaintiff also filed a motion for a preliminary injunction enjoining the states from enforcing the allegedly discriminatory payment provisions against it during the pendency of action. On November 14, 2008, defendants filed a motion to dismiss the complaint on various grounds and, on January 5, 2009, the court dismissed the complaint and denied plaintiff’s request for preliminary injunctive relief.

In December 2008, PM USA was named as a defendant in an action seeking declaratory relief under the MSA. The action was filed in California state court by the same MSA participating manufacturer that filed the Kentucky action discussed in the preceding paragraph. Other defendants include the State of California and various other participating manufacturers. The plaintiff is seeking a declaratory judgment that its proposed amended adherence agreement with California and other states that are parties to the MSA is consistent with provisions in the MSA, and that the MSA’s limited most favored nations provision does not apply to the proposed agreement. Plaintiff seeks no damages in this action. Defendants have not yet responded to the complaint.

Without naming PM USA or any other private party as a defendant, manufacturers that have elected not to sign the MSA (“NPMs”) and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials are defendants in a lawsuit pending in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court, plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in those two actions, one trial court has granted summary judgment for the New York officials and the other has held that plaintiffs are unlikely to succeed on the merits. In addition, a preliminary injunction against New York officials’ enforcement against plaintiffs of the state’s “allocable share” amendment to the MSA’s Model Escrow Statute has been lifted.

In another action, the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. The case and another challenge to Louisiana’s participation in the MSA and Louisiana’s MSA-related legislation began summary judgment proceedings during the fourth quarter of 2008. Another proceeding has been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement. A two-day hearing on the merits is scheduled for June 2009. An appeal from trial court decisions holding that plaintiffs have failed to make allegations establishing a claim for relief is pending with the United States Court of Appeals for the Eighth Circuit. The United States Courts of Appeals for the Sixth and Ninth Circuits have affirmed the dismissals in two similar challenges. In July 2008, the United States Court of Appeals for the Tenth Circuit affirmed dismissals and summary judgment orders in two cases emanating from Kansas and Oklahoma, and in doing so rejected antitrust and constitutional challenges to the allocable share amendment legislation in those states.

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

In June 2005, the government filed with the trial court its proposed final judgment seeking remedies of approximately $14 billion, including $10 billion over a five-year period to fund a national smoking cessation program and $4 billion over a ten-year period to fund a public education and counter-marketing campaign. Further, the government’s proposed remedy would have required defendants to pay additional monies to these programs if targeted reductions in the smoking rate of those under 21 are not achieved according to a prescribed timetable. The government’s proposed remedies also included a series of measures and restrictions applicable to cigarette business operations—including, but not limited to, restrictions on advertising and marketing, potential measures with respect to certain price promotional activities and research and development, disclosure requirements for certain confidential data and implementation of a monitoring system with potential broad powers over cigarette operations.

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

In September 2006, defendants filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. In September 2006, the trial court denied defendants’ motion to stay the judgment pending defendants’ appeals, and defendants then filed an emergency motion with the Court of Appeals to stay enforcement of the judgment pending their appeals. In October 2006, the government filed a notice of appeal in which it appealed the denial of certain remedies, including the disgorgement of profits and the cessation remedies it had sought. In October 2006, a three-judge panel of the United States Court of Appeals granted defendants’ motion and stayed the trial court’s judgment pending its review of the decision. Certain defendants, including PM USA and Altria Group, Inc., filed a motion to clarify the trial court’s August 2006 Final Judgment and Remedial Order. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order. As noted above, the trial court’s judgment and remedial order remain stayed pending the appeal to the Court of Appeals. Oral argument before the United States Court of Appeals for the District of Columbia Circuit was heard in October 2008.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in these class actions (some of which have not been certified as such), allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the Federal Trade Commission (“FTC”), non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of February 24, 2009, twenty-one cases are pending as follows: Arkansas (2), Colorado (1), Delaware (1), Florida (2), Illinois (2), Maine (1), Massachusetts (1), Minnesota (1), Missouri (1), New Hampshire (1), New Jersey (1), New Mexico (1), New York (1), Oregon (1), Tennessee (1), Texas (1) and West Virginia (2). In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

Recent Cases

Since the December 15, 2008 U.S. Supreme Court decision in Good, four new “Lights” class actions have been served upon PM USA and Altria Group, Inc., one in Illinois state court (Goins), one in Florida federal court (Boyd), one in Colorado federal court (Fray) and one in Texas federal court (Salazar). The Goins action was subsequently removed to federal court.

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the FCLAA and dismissed the case. In August 2007, the United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment on federal preemption grounds and remanded the case to district court. The district court stayed the case pending the United States Supreme Court’s ruling on defendants’ petition for writ of certiorari with the United States Supreme Court, which was granted on January 18, 2008. The case was stayed pending the United States Supreme Court’s decision. On December 15, 2008, the United States Supreme Court ruled that plaintiffs’ claims are not barred by federal preemption. Although the Court rejected the argument that the FTC’s actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court’s decision was limited: it did not address the ultimate merits of plaintiffs’ claim, the viability of the action as a class action, or other state law issues. On February 17, 2009, the United States Court of Appeals for the First Circuit remanded Good to the district court for further proceedings. Stays entered in various “Lights” cases pending Good have been lifted.

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, 13 courts in 14 cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. Trial courts in Arizona, Kansas, New Mexico, Oregon, Tennessee, Washington and New Jersey have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in two cases, a trial court in Tennessee has dismissed the plaintiffs’ class action allegations, the United States Court of Appeals for the Fifth Circuit has dismissed a purported “Lights” class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA, plaintiffs voluntarily dismissed an action in a federal trial court in Michigan after the court dismissed claims asserted under the Michigan Unfair Trade and Consumer Protection Act, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case (see the Price case below for further discussion). An intermediate appellate court in Oregon and the Supreme Court in Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. In the Oregon case (Pearson), in February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the District Court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal to the Oregon Court of Appeals. In February 2008, the parties filed a joint motion to hold the appeal in abeyance pending the United States Supreme Court’s decision in Good, which motion was denied. Plaintiffs in the case in Washington voluntarily dismissed the case with prejudice. Plaintiffs in the New Mexico case renewed their motion for class certification, and the case was stayed pending the United States Supreme Court’s decision in Good. Plaintiffs in the Florida case (Hines) petitioned the Florida Supreme Court for further review, and in January 2008, the Florida Supreme Court denied this petition. Hines was stayed pending the United States Supreme Court’s decision in Good. On February 6, 2009, the plaintiffs’ class action allegations in the Tennessee case (McClure) were dismissed with prejudice.

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

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In connection with the judgment, PM USA deposited into escrow various forms of collateral, including cash and negotiable instruments. In December 2005, the Illinois Supreme Court issued its judgment, reversing the trial court’s judgment in favor of the plaintiffs and directing the trial court to dismiss the case. In May 2006, the Illinois Supreme Court denied plaintiffs’ motion for re-hearing, in November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County enforced the Illinois Supreme Court’s mandate and dismissed the case with prejudice. In January 2007, plaintiffs filed a motion to vacate or withhold judgment based upon the United States Supreme Court’s grant of the petition for writ of certiorari in Watson (discussed below). In May 2007, PM USA filed applications for a writ of mandamus or a supervisory order with the Illinois Supreme Court seeking an order compelling the lower courts to deny plaintiffs’ motion to vacate and/or withhold judgment. In August 2007, the Illinois Supreme Court granted PM USA’s motion for supervisory order and the trial court dismissed plaintiff’s motion to vacate or withhold judgment. In connection with the trial court’s initial judgment in 2003, PM USA deposited into escrow various forms of collateral, including cash and negotiable instruments, all of which has since been released and returned to PM USA.

On December 18, 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the 2005 Illinois Supreme Court judgment, contending that the United States Supreme Court’s December 15, 2008, decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, on February 4, 2009, the trial court granted PM USA’s motion.

Trial Court Class Certifications

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. Developments in these cases include:

•

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment based on the state consumer protection statutory exemption and federal preemption. On motion of the parties, the trial court has subsequently reported its decision to deny summary judgment to the appeals court for review and the trial court proceedings are stayed pending completion of the appellate review. Motions for direct appellate review with the Massachusetts Supreme Judicial Court were granted in April 2007 and oral arguments were heard in January 2008. In March 2008, the Supreme Judicial Court issued an order staying the proceedings pending the resolution of Good. On December 23, 2008, subsequent to the United States Supreme Court’s decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. On January 21, 2009, PM USA notified the Massachusetts Supreme Judicial Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the state law statutory exemption issue. On February 13, 2009, with the permission of the Supreme Judicial Court, the parties submitted briefs on the impact of Good on the state exemption issue.

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In September 2005, PM USA removed Curtis to federal court based on the Eighth Circuit’s decision in Watson, which upheld the removal of a “Lights” case to federal court based on the “federal officer” jurisdiction of the Federal Trade Commission. In February 2006, the federal court denied plaintiffs’ motion to remand the case to state court. The case was stayed pending the outcome of Dahl v. R. J. Reynolds Tobacco Co., which was argued before the United States Court of Appeals for the Eighth Circuit in December 2006. In February 2007, the United States Court of Appeals for the Eighth Circuit issued its ruling in Dahl, and reversed the federal district court’s denial of plaintiffs’ motion to remand that case to the state trial court. In October 2007, the federal district court remanded the Curtis case to state court. In December 2007, the Minnesota Court of Appeals reversed the trial court’s determination in Dahl that plaintiffs’ claims in that case were subject to express preemption, and defendant in that case has petitioned the Minnesota Supreme Court for review. Plaintiffs filed a motion for partial summary judgment on February 13, 2009. The court has set a trial date of February 16, 2010. (Curtis had been stayed pending the United States Supreme Court’s decision in Good).

•

Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In September 2005, PM USA removed Craft to federal court based on the Eighth Circuit’s decision in Watson. In March 2006, the federal trial court granted plaintiffs’ motion and remanded the case to the Missouri state trial court. In May 2006, the Missouri Supreme Court declined to review the trial court’s class certification decision. The court has set a trial date of January 11, 2011 which could be advanced to June 2010. (Craft had been stayed pending the United States Supreme Court’s decision in Good).

In addition to these cases, in June 2007, the United States Supreme Court reversed the lower court rulings in the Watson case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case has been remanded to the state trial court in Arkansas. In March 2008, the case was stayed pending the outcome of the United States Supreme Court’s decision in Good. In December 2005, in the Miner case, which was pending at that time in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in Watson. In July 2007, the case was remanded to a state trial court in Arkansas. In August 2007, plaintiffs renewed their motion for class certification. In October 2007, the court denied PM USA’s motion to dismiss on procedural grounds and the court entered a case management order. The case had been stayed pending the United States Supreme Court’s decision in Good.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of December 31, 2008, two separate cases were pending, one in Kansas and one in New Mexico, in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. Altria Group, Inc. is a defendant in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. On November 18, 2008, the New Mexico Court of Appeals reversed the trial court decision granting summary judgment as to certain defendants, including PM USA. On January 7, 2009, PM USA and other defendants filed a petition for writ of certiorari with the New Mexico Supreme Court seeking reversal of the appellate court’s decision. The case in Kansas is pending; there is no trial date.

Cigarette Contraband Investigation: In 2008, Canadian authorities concluded the investigation relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s and executed a complete release of Altria Group, Inc. and its affiliates.

Cases Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law, which, in two July 2006 opinions, the California Supreme Court ruled applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. In November 2006, the California Supreme Court accepted review of the appellate court’s decision. The California Supreme Court is scheduled to hear the appeal on March 3, 2009.

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

In September 2005, a purported class action lawsuit (Reynolds) was filed by a California consumer against PM USA alleging that PM USA violated certain California consumer protection laws in connection with the alleged expiration of Marlboro Miles’ proofs of purchase, which could be used in accordance with the terms and conditions of certain time-limited promotions to acquire merchandise from Marlboro catalogues. PM USA’s motion to dismiss the case was denied in March 2006. In September 2006, PM USA filed a motion for summary judgment as to plaintiff’s claims for breach of the implied covenant of good faith and fair dealing. In October 2006, PM USA filed a second summary judgment motion seeking dismissal of plaintiff’s claims under certain California consumer protection statutes. In June 2007, the court denied PM USA’s motions for summary judgment. In January 2008, PM USA’s application for interlocutory review by the United States Court of Appeals for the Ninth Circuit was granted. Argument is set for April 17, 2009.

UST Litigation

Types of Cases

Claims related to smokeless tobacco products generally fall within the following categories.

First, UST and/or its tobacco subsidiaries has been named in certain health care cost reimbursement/third-party recoupment/class action litigation against the major domestic cigarette companies and others seeking damages and other relief. The complaints in these cases on their face predominantly relate to the usage of cigarettes; within that context, certain complaints contain a few allegations relating specifically to smokeless tobacco products. These actions are in varying stages of pretrial activities.

Second, UST and/or its tobacco subsidiaries has been named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are three individuals alleging use of UST’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. These individuals also allege the use of other tobacco products.

Third, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, breach of special duty, addiction, and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to medical monitoring. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. UST is currently named in an action in Florida (Vassallo) and in an action in Connecticut (Hill). The Hill case is set for trial on August 18, 2009.

Antitrust Litigation

Following a previous antitrust action brought against UST by a competitor, Conwood Company L.P., UST was named as a defendant in certain actions brought by indirect purchasers (consumers and retailers) in a number of jurisdictions. As indirect purchasers of UST’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the applicable states, that UST has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. In connection with these actions, plaintiffs sought to recover compensatory and statutory damages in an amount not to exceed $75,000 per purported class member or per class member, and certain other relief. The indirect purchaser actions, as filed, were similar in all material respects.

To date, indirect purchaser actions in almost all of the jurisdictions have been resolved, including those subject to court approval. Pursuant to the settlements in all jurisdictions except California, adult consumers received coupons redeemable on future purchases of UST’s moist smokeless tobacco products, and UST agreed to pay all related administrative costs and plaintiffs’ attorneys’ fees.

In September 2007, UST entered into a Settlement Agreement to resolve the California class action. In March 2008, the court entered an order granting final approval of the California settlement, entering judgment and dismissing the settling defendants with prejudice. The court also granted plaintiffs’ motion for attorneys’ fees and costs. A Notice of Appeal from the judgment and order granting final approval of the settlement, and order granting plaintiffs’ attorneys’ fees was filed by an individual class member in April 2008.

In January 2008, UST entered into a Settlement Agreement to resolve the New Hampshire action. In July 2008, the court entered a final judgment granting final approval of the settlement, including attorneys’ fees and costs, and dismissing the action with prejudice. A Notice of Appeal was filed by an individual class member in August 2008. Also in January 2008, UST entered into a Settlement Agreement to resolve the Massachusetts class action. In April 2008, the court denied preliminary approval of the Massachusetts settlement but invited the parties to submit an amended settlement agreement to the court for preliminary approval. In connection with the settlements of the New Hampshire action and Massachusetts class action, during the fourth quarter of 2007 UST recognized a liability reflecting the costs attributable to coupons expected to be distributed to consumers, which will be redeemable on future purchases of UST’s moist smokeless tobacco products, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlements.

In addition, an unresolved action remains in the State of Pennsylvania which is pending in a federal court in Pennsylvania. In this action, UST filed an appeal of the trial court’s denial of UST’s motion to dismiss the complaint. In August 2008, the Third Circuit Court of Appeals ruled in UST’s favor, issuing an opinion vacating the trial court’s denial and remanding the case to the trial court to determine whether plaintiffs should be granted permission to amend their complaint. For the plaintiffs in the foregoing action to prevail, they will now have to be granted permission to amend the complaint and then amend such complaint in a manner that satisfies the standards set forth in the August 2008 Third Circuit opinion. The plaintiffs will also have to obtain class certification and favorable determinations on issues relating to liability, causation and damages.

The liability associated with UST’s estimated costs to resolve all indirect purchaser actions decreased to $23.4 million at September 30, 2008, from $75.4 million at December 31, 2007, primarily as a result of a payment made in connection with the California settlement, actual coupon redemption and payments of administrative costs related to previous settlements, partially offset by charges recognized in the first nine months of 2008 reflecting a change in the estimated costs associated with the resolution of certain indirect purchaser antitrust actions.

UST was served with a purported class action complaint filed in federal court in West Virginia, attempting to challenge certain aspects of a prior settlement approved by the Tennessee state court and seeking additional amounts purportedly consistent with subsequent settlements of similar actions, as well as punitive damages and attorneys’ fees. In May 2008, the court granted defendants’ motion to dismiss, thereby dismissing this action with prejudice. In June 2008, plaintiffs filed a Notice of Appeal. In September 2008, plaintiffs’ motion to voluntarily dismiss their appeal as to UST was granted by the court, thereby dismissing this action as to UST.

Other Litigation

In September 2008, plaintiffs filed a purported class action on behalf of a purported class of UST stockholders in Superior Court in Connecticut to enjoin the proposed acquisition of UST by Altria Group, Inc., alleging, among other things, that UST and/or nine of its directors had violated their fiduciary duties by agreeing to the terms of the acquisition and that Altria Group, Inc. had aided and abetted in the alleged violation. In October 2008, plaintiffs amended the complaint to add allegations concerning UST’s definitive proxy statement and certain benefits payable to UST’s officers in connection with the transaction. The amended complaint also included aiding and abetting claims against UST. On December 17, 2008, the parties entered into a Memorandum of Understanding to settle this lawsuit and resolve all claims. The settlement amount was immaterial. The process for obtaining court approval is on-going.

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

Altria Group, Inc. considered this matter in its adoption of FASB Interpretation No. 48 and FASB Staff Position No. FAS 13-2. Should Altria Group, Inc. not prevail in this litigation, however, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. Related litigation involving another party and a significantly different LILO transaction has been decided in favor of the IRS in a recent decision in the Fourth Circuit. Related litigation involving another party and a significantly different SILO transaction has been decided in favor of the IRS in a recent decision in the United States District Court for the Northern District of Ohio.

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

Environmental Regulation

Altria Group, Inc. and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive

Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria Group, Inc. are involved in several matters subjecting them to potential costs related to remediations under Superfund or other laws and regulations. Altria Group, Inc.’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

Third-Party Guarantees

At December 31, 2008, Altria Group, Inc. had a $12 million third-party guarantee, related to a divestiture, which was recorded as a liability on its consolidated balance sheet. This guarantee has no specified expiration date. Altria Group, Inc. is required to perform under this guarantee in the event that a third party fails to make contractual payments. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation.

Under the terms of the Distribution Agreement between Altria Group, Inc. and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its consolidated balance sheet at December 31, 2008 as the fair value of this indemnification is insignificant.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Altria Group, Inc.’s share repurchase activity for each of the three months ended December 31, 2008, was as follows:

Period	Total Number of Shares Repurchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2008 – October 31, 2008	274	$20.51	53,450,000	$2,834,083,553
November 1, 2008 – November 30, 2008	—	$—	53,450,000	$2,834,083,553
December 1, 2008 – December 31, 2008	8,189	$15.44	53,450,000	$2,834,083,553

For the Quarter Ended December 31, 2008	8,463	$15.61

(1)	On January 29, 2009, Altria Group, Inc. suspended the $4.0 billion (2008 to 2010) share repurchase program that was announced on September 8, 2008 and that modified the share repurchase program announced on January 30, 2008. Altria Group, Inc. intends to evaluate share repurchases in early 2010. As of December 31, 2008, Altria Group, Inc. had repurchased in 2008 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(3)	Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

The principal stock exchange on which Altria Group, Inc.’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange. At January 30, 2009, there were approximately 97,000 holders of record of Altria Group, Inc.’s common stock.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on pages 74 to 75 of the 2008 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2004-2008 appearing under the caption “Selected Financial Data—Five Year Review” on page 18 of the 2008 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 76 to 98 of the 2008 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Market Risk” and “Value at Risk” on pages 95 to 96 of the 2008 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2008 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on pages 74 to 75 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

See pages 99 to 100 of Exhibit 13 for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to Altria Group, Inc.’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 19, 2009 that will be filed with the SEC on or about April 9, 2009 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 27, 2009:

Name	Office	Age
Martin J. Barrington	Executive Vice President and Chief Compliance and Administrative Officer	55
David R. Beran	Executive Vice President and Chief Financial Officer	54
Daniel W. Butler	President, U.S. Smokeless Tobacco Company	49
William F. Gifford, Jr.	Vice President and Treasurer	38
Craig A. Johnson	Executive Vice President President, Philip Morris USA Inc.	56
Denise F. Keane	Executive Vice President and General Counsel	57
Murray S. Kessler	Vice Chairman President and Chief Executive Officer, UST Inc.	49
Nancy B. Lund	Senior Vice President of Marketing, Altria Client Services Inc.	56
Sean X. McKessy	Senior Assistant General Counsel and Corporate Secretary	41
John R. Nelson	Executive Vice President and Chief Technology Officer	57
Walter V. Smith	Vice President, Corporate Tax	65
Michael E. Szymanczyk	Chairman of the Board and Chief Executive Officer	60
Linda M. Warren	Vice President and Controller	60
Howard A. Willard III	Executive Vice President of Strategy and Business Development	45

All of the above-mentioned officers have been employed by Altria Group, Inc. or it subsidiaries in various capacities during the past five years, except for Messrs. Kessler and Butler, who became executive officers upon the acquisition of UST on January 6, 2009, and Mr. McKessy, who joined Altria Group, Inc. in 2005 as Senior Assistant General Counsel and Assistant Corporate Secretary.

Mr. Butler was employed by UST in various capacities since September of 2004 and served as President of USSTC since November 3, 2005. Previously, he was employed at Kraft from 1987 to 2004 and held several executive positions of increasing responsibility.

Mr. Kessler was employed by UST in various capacities during the past five years and served as President and Chief Executive Officer of UST since January 1, 2007.

Mr. McKessy previously worked as Securities Counsel for Caterpillar Inc. and as Senior Counsel for the U.S. Securities and Exchange Commission Division of Enforcement in Washington, D.C.

Codes of Conduct and Corporate Governance

Altria Group, Inc. has adopted the Altria Code of Conduct for Compliance and Integrity, which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Conduct applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Altria Group, Inc. has also adopted a code of business conduct and ethics that applies to the members of its Board of Directors. These documents are available free of charge on Altria Group, Inc.’s website at www.altria.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Altria Group, Inc., 6601 West Broad Street, Richmond, VA 23230.

In addition, Altria Group, Inc. has adopted corporate governance guidelines and charters for its Audit, Compensation and Nominating, Corporate Governance and Social Responsibility Committees and the other committees of the Board of Directors. All of these documents are available free of charge on Altria Group, Inc.’s web site at www.altria.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Altria Group, Inc., 6601 West Broad Street, Richmond, VA 23230. Any waiver granted by Altria Group, Inc. to its principal executive officer, principal financial officer or controller under the code of ethics, or certain amendments to the code of ethics, will be disclosed on the Altria Group, Inc.’s website at www.altria.com.

On June 23, 2008, Altria Group, Inc. filed its Annual CEO Certification as required by Section 303A.12 of the New York Stock Exchange Listed Company Manual.

The information on the respective websites of Altria Group, Inc. and its subsidiaries is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings Altria Group, Inc. makes with the SEC.

Item 11.	Executive Compensation.

Refer to “Compensation Committee Matters” and “Compensation of Directors” sections of the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria Group, Inc.’s equity compensation plans at December 31, 2008, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	27,039,855	$10.04	42,522,663

Refer to “Ownership of Equity Securities” section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	2008 Annual Report Page
Data incorporated by reference to Altria Group, Inc.’s 2008 Annual Report:
Consolidated Statements of Earnings for the years ended December 31, 2008, 2007 and 2006	-	19
Consolidated Balance Sheets at December 31, 2008 and 2007	-	20-21
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	-	22-23
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	-	24
Notes to Consolidated Financial Statements	-	25-75
Report of Independent Registered Public Accounting Firm	-	99
Report of Management on Internal Control Over Financial Reporting	-	100

Data submitted herein:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
Financial Statement Schedule—Valuation and Qualifying Accounts	S-2

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	Distribution Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of January 31, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 31, 2007 (File No. 1-08940).

2.2	Distribution Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of January 30, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2008 (File No. 1-08940).

2.3	Agreement and Plan of Merger by and among UST Inc., Altria Group, Inc., and Armchair Merger Sub, Inc., dated as of September 7, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 8, 2008 (File No. 1-08940).

2.4	Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 7, 2008, by and among UST Inc., Altria Group, Inc., and Armchair Merger Sub, Inc., dated as of October 2, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 3, 2008 (File No. 1-08940).

3.1	Articles of Amendment to the Restated Articles of Incorporation of Altria Group, Inc. and Restated Articles of Incorporation of Altria Group, Inc. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).

3.2	Amended and Restated By-laws of Altria Group, Inc. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 28, 2008 (File No. 1-08940).

4.1	Form of Indenture between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of August 1, 1990. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3 filed on August 22, 1990 (No. 33-36450).

4.2	First Supplemental Indenture to Indenture, dated as of August 1, 1990, between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of February 1, 1991. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3 filed on February 21, 1991 (No. 33-39059).

4.3	Second Supplemental Indenture to Indenture, dated as of August 1, 1990, between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of January 21, 1992. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3 filed on January 22, 1992 (No. 33-45210).

4.4	Indenture between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of December 2, 1996. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3/A filed on January 29, 1998 (No. 333-35143).

4.5	5-Year Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Credit Suisse First Boston, Cayman Islands Branch and Deutsche Bank Securities Inc., as Syndication Agents and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC, as Arrangers and Documentation Agents, dated as of April 15, 2005. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on April 20, 2005 (File No. 1-08940).

4.6	First Supplemental Indenture to Indenture, dated as of December 2, 1996, between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of February 13, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 15, 2008 (File No. 1-08940).

4.7	Third Supplemental Indenture to Indenture, dated as of August 1, 1990, between Altria Group, Inc. and The Bank of New York, dated as of February 13, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 15, 2008 (File No. 1-08940).

4.8	Indenture among Altria Group, Inc., as Issuer, Philip Morris USA Inc., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of November 4, 2008. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3 filed on November 4, 2008 (No. 333-155009).

4.9	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	Comprehensive Settlement Agreement and Release related to settlement of Mississippi health care cost recovery action, dated as of October 17, 1997. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.2	Settlement Agreement related to settlement of Florida health care cost recovery action, dated August 25, 1997. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 3, 1997 (File No. 1-08940).

10.3	Comprehensive Settlement Agreement and Release related to settlement of Texas health care cost recovery action, dated as of January 16, 1998. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 1998 (File No. 1-08940).

10.4	Settlement Agreement and Stipulation for Entry of Judgment regarding the claims of the State of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.5	Settlement Agreement and Release regarding the claims of Blue Cross and Blue Shield of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.6	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order regarding the settlement of the Mississippi health care cost recovery action, dated as of July 2, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.7	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Texas health care cost recovery action, dated as of July 24, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Florida health care cost recovery action, dated as of September 11, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-08940).

10.9	Master Settlement Agreement relating to state health care cost recovery and other claims, dated as of November 23, 1998. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 25, 1998, as amended by Form 8-K/A filed on December 24, 1998 (File No. 1-08940).

10.10	Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters, dated as of May 7, 2001. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 8, 2001 (File No. 1-08940).

10.11	Stock Purchase Agreement by and among Altria Group, Inc., Bradford Holdings, Inc. and John Middleton, Inc., dated as of October 31, 2007. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 1-08940).

10.12	Employee Matters Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.13	Tax Sharing Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.14	Transition Services Agreement by and between Altria Corporate Services, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.15	Intellectual Property Agreement by and between Philip Morris International Inc. and Philip Morris USA Inc., dated as of January 1, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.16	Employee Matters Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.17	Tax Sharing Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.18	Transition Services Agreement by and between Altria Corporate Services, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.19	364-Day Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as Syndication Agents and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Loan Finance LLC, as Arrangers and Documentation Agents, dated as of March 29, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on April 3, 2007 (File No. 1-08940).

10.20	U.S. $4,000,000,000 364-Day Bridge Loan Agreement among Altria Group, Inc. and the Initial Lenders named therein and Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc. as Administrative Agents, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Syndication Agents and Credit Suisse, Cayman Islands Branch and Deutsche Bank Securities Inc., as Arrangers and Documentation Agents, dated as of January 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 1, 2008 (File No. 1-08940).

10.21	Guarantee made by Philip Morris USA Inc., in favor of the lenders parties to the 5-Year Revolving Credit Agreement, dated as of April 15, 2005, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of September 8, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 8, 2008 (File No. 1-08940).

10.22	Guarantee made by Philip Morris USA Inc., in favor of the lenders parties to the Bridge Loan Agreement, dated as of January 28, 2008, among Altria Group, Inc., the lenders named therein, and Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Administrative Agents, dated as of September 8, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 8, 2008 (File No. 1-08940).

10.23	Commitment Letter among Altria Group, Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Credit Partners L.P. and Goldman Sachs Bank USA, dated as of September 7, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 8, 2008 (File No. 1-08940).

10.24	Amended and Restated Commitment Letter among Altria Group, Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Credit Partners L.P. and Goldman Sachs Bank USA, dated as of October 20, 2008. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No. 1-08940).

10.25	364-Day Bridge Loan Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Goldman Sachs Credit Partners L.P., as Administrative Agents, Citicorp North America, Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., Santander Investment Securities Inc., HSBC Securities (USA) Inc. and The Bank of Nova Scotia, as Syndication Agents, and Citigroup Global Markets Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., Santander Investment Securities Inc., HSBC Securities (USA) Inc. and The Bank of Nova Scotia, as Co-arrangers, dated as of December 19, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on December 22, 2008 (File No. 1-08940).

10.26	Financial Counseling Program. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.27	Benefit Equalization Plan, effective as of September 2, 1974, as amended.

10.28	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).

10.29	Form of Supplemental Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).

10.30	Automobile Policy. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.31	Supplemental Management Employees’ Retirement Plan of Altria Group, Inc., effective as of October 1, 1987, as amended.

10.32	Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).

10.33	Form of Executive Master Trust between Altria Group, Inc., JPMorgan Chase Bank and Handy Associates. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-08940).

10.34	1997 Performance Incentive Plan, effective on May 1, 1997. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 10, 1997 (File No. 1-08940).

10.35	Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.36	Survivor Income Benefit Equalization Plan, effective as of January 1, 1985, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.37	2000 Performance Incentive Plan, effective on May 1, 2000. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 10, 2000 (File No. 1-08940).

10.38	2000 Stock Compensation Plan for Non-Employee Directors, as amended and restated as of March 1, 2003. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).

10.39	2005 Performance Incentive Plan, effective on May 1, 2005. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 14, 2005 (File No. 1-08940).

10.40	2005 Deferred Fee Plan for Non-Employee Directors, as amended and restated effective April 24, 2008.

10.41	2005 Stock Compensation Plan for Non-Employee Directors, as amended and restated effective April 24, 2008.

10.42	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A), effective as of January 1, 1996. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-08940).

10.43	Agreement by and between Mr. Louis C. Camilleri and Altria Group, Inc., dated June 1, 2001. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08940).

10.44	Agreement among Altria Group, Inc., PM USA and Michael E. Szymanczyk, dated as of May 15, 2002. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-08940).

10.45	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.46	Description of Participation by Dinyar S. Devitre in the International Management Benefit Program Retirement Plan. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-08940).

10.47	Designation of Participant Under the Supplemental Management Employees’ Retirement Plan (Dinyar S. Devitre), dated May 18, 2004. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-08940).

10.48	Form of Deferred Stock Agreement, dated as of January 25, 2006. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).

10.49	Form of Restricted Stock Agreement, dated as of January 25, 2006. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-08940).

10.50	Form of Deferred Stock Agreement, dated as of January 31, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 2, 2007 (File No. 1-08940).

10.51	Form of Deferred Stock Agreement, dated as of January 30, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 5, 2008 (File No. 1-08940).

10.52	Form of Restricted Stock Agreement, dated as of April 23, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on April 29, 2008 (File No. 1-08940).

12	Statements regarding computation of ratios.

13	Pages 17 to 100 of the 2008 Annual Report, but only to the extent set forth in Items 1, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2008 Annual Report is not to be deemed “filed” as part of this Report.

21	Subsidiaries of Altria Group, Inc.

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/S/ MICHAEL E. SZYMANCZYK
(Michael E. Szymanczyk
Chairman of the Board and
Chief Executive Officer)

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ MICHAEL E. SZYMANCZYK (Michael E. Szymanczyk)	Director, Chairman of the Board and Chief Executive Officer	February 27, 2009

/S/ DAVID R. BERAN (David R. Beran)	Executive Vice President and Chief Financial Officer	February 27, 2009

/S/ LINDA M. WARREN (Linda M. Warren)	Vice President and Controller	February 27, 2009

* ELIZABETH E. BAILEY, GERALD L. BALILES, DINYAR S. DEVITRE, THOMAS F. FARRELL II, ROBERT E. R. HUNTLEY, THOMAS W. JONES, GEORGE MUÑOZ, NABIL Y. SAKKAB	Directors

*By:	/S/ MICHAEL E. SZYMANCZYK (MICHAEL E. SZYMANCZYK ATTORNEY-IN-FACT)	February 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altria Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated January 28, 2009 appearing in the 2008 Annual Report to Shareholders of Altria Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

January 28, 2009

S-1

ALTRIA GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2008:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$492	$—	$492	$—
Allowance for doubtful accounts	3	—	—	—	3
Allowance for returned goods	2	6	—	4	4

	$5	$498	$—	$496	$7

FINANCIAL SERVICES:
Allowance for losses	$204	$100	$—	$—	$304

2007:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$493	$—	$493	$—
Allowance for doubtful accounts	6	—	1	4	3
Allowance for returned goods	1	3	—	2	2

	$7	$496	$1	$499	$5

FINANCIAL SERVICES:
Allowance for losses	$480	$—	$—	$276	$204

2006:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$516	$—	$516	$—
Allowance for doubtful accounts	2	4	—	—	6
Allowance for returned goods	2	1	—	2	1

	$4	$521	$—	$518	$7

FINANCIAL SERVICES:
Allowance for losses	$596	$103	$—	$219	$480

Notes:

(a)	Primarily related to acquisition.

(b)	Represents charges for which allowances were created.

S-2