Form 10-Q
period 2009-03-31
ALTRIA GROUP, INC.
filed 2009-05-07
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐        No ☑

At April 30, 2009, there were 2,067,645,552 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Consumer products
Cash and cash equivalents	$3,858	$7,916

Receivables (less allowances of $2 in 2009 and $3 in 2008)	86	44

Inventories:
Leaf tobacco	1,030	727
Other raw materials	182	145
Finished product	821	197

	2,033	1,069

Deferred income taxes	1,751	1,690
Other current assets	351	357

Total current assets	8,079	11,076

Property, plant and equipment, at cost	6,049	5,344
Less accumulated depreciation	3,205	3,145

	2,844	2,199

Goodwill	4,998	77
Other intangible assets, net	12,152	3,039
Investment in SABMiller	4,354	4,261
Other assets	1,155	1,080

Total consumer products assets	33,582	21,732

Financial services
Finance assets, net	5,046	5,451
Other assets	28	32

Total financial services assets	5,074	5,483

TOTAL ASSETS	$38,656	$27,215

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
LIABILITIES
Consumer products
Short-term borrowings	$835	$-
Current portion of long-term debt	375	135
Accounts payable	415	510
Accrued liabilities:
Marketing	303	374
Taxes, except income taxes	152	98
Employment costs	107	248
Settlement charges	5,034	3,984
Other	1,673	1,128
Income taxes	44
Dividends payable	666	665

Total current liabilities	9,604	7,142

Long-term debt	11,960	6,839
Deferred income taxes	3,824	351
Accrued pension costs	1,585	1,393
Accrued postretirement health care costs	2,326	2,208
Other liabilities	1,249	1,208

Total consumer products liabilities	30,548	19,141

Financial services
Debt	500	500
Deferred income taxes	4,286	4,644
Other liabilities	509	102

Total financial services liabilities	5,295	5,246

Total liabilities	35,843	24,387

Contingencies (Note 13)

Redeemable noncontrolling interest	32

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	6,159	6,350
Earnings reinvested in the business	22,058	22,131
Accumulated other comprehensive losses	(2,171)	(2,181)

	26,981	27,235
Less cost of repurchased stock (738,638,406 shares in 2009 and 744,589,733 shares in 2008)	(24,203)	(24,407)

Total stockholders’ equity attributable to Altria Group, Inc.	2,778	2,828

Noncontrolling interests	3

Total stockholders’ equity	2,781	2,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,656	$27,215

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Net revenues	$4,523	$4,410
Cost of sales	1,770	1,887
Excise taxes on products	711	806

Gross profit	2,042	1,717
Marketing, administration and research costs	717	648
Exit costs	128	258
Gain on sale of corporate headquarters building		(404)
Amortization of intangibles	6	2

Operating income	1,191	1,213
Interest and other debt expense (income), net	336	(16)
Loss on early extinguishment of debt		393
Equity earnings in SABMiller	(106)	(143)

Earnings from continuing operations before income taxes	961	979
Provision for income taxes	372	365

Earnings from continuing operations	589	614
Earnings from discontinued operations, net of income taxes		1,901

Net earnings	589	2,515
Net earnings attributable to noncontrolling interests		(61)

Net earnings attributable to Altria Group, Inc.	$589	$2,454

Amounts attributable to Altria Group, Inc. stockholders:

Earnings from continuing operations	$589	$614
Earnings from discontinued operations		1,840

Net earnings attributable to Altria Group, Inc.	$589	$2,454

Per share data:
Basic earnings per share:
Continuing operations	$0.28	$0.29
Discontinued operations		0.87

Net earnings attributable to Altria Group, Inc.	$0.28	$1.16

Diluted earnings per share:
Continuing operations	$0.28	$0.29
Discontinued operations		0.87

Net earnings attributable to Altria Group, Inc.	$0.28	$1.16

Dividends declared	$0.32	$0.75

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2008 and

the Three Months Ended March 31, 2009

(in millions of dollars, except per share data)

(Unaudited)

	Attributable to Altria Group, Inc.						Non- controlling Interests	Total Stock- holders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehen- sive Earnings (Losses)	Cost of Repurchased Stock	Compre- hensive Earnings
Balances, January 1, 2008	$935	$6,884	$34,426	$111	$(23,454)	$-	$418	$19,320

Comprehensive earnings:
Net earnings			4,930			4,930	61	4,991
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				233		233	7	240
Change in net loss and prior service cost				(1,385)		(1,385)		(1,385)
Change in fair value of derivatives accounted for as hedges				(177)		(177)		(177)
Ownership share of SABMiller other comprehensive losses				(308)		(308)		(308)

Total other comprehensive (losses) earnings						(1,637)	7	(1,630)

Total comprehensive earnings						3,293	68	3,361

Exercise of stock options and issuance of other stock awards		(534)			213			(321)
Cash dividends declared ($1.68 per share)			(3,505)					(3,505)
Stock repurchased					(1,166)			(1,166)
Payments/other related to noncontrolling interests							(130)	(130)
Spin-off of Philip Morris International Inc.			(13,720)	(655)			(356)	(14,731)

Balances, December 31, 2008	935	6,350	22,131	(2,181)	(24,407)		-	2,828

Comprehensive earnings:
Net earnings			589			589		589
Other comprehensive earnings (losses), net of income taxes:
Change in net loss and prior service cost				19		19		19
Ownership share of SABMiller other comprehensive losses				(9)		(9)		(9)

Total other comprehensive earnings						10	-	10

Total comprehensive earnings						599	-	599

Exercise of stock options and issuance of other stock awards		(191)			204			13
Cash dividends declared ($0.32 per share)			(662)					(662)

Acquisition of UST							3	3

Balances, March 31, 2009	$935	$6,159	$22,058	$(2,171)	$(24,203)		$3	$2,781

Total comprehensive earnings were $2,800 million for the quarter ended March 31, 2008, which consisted of total comprehensive earnings attributable to Altria Group, Inc. and noncontrolling interests of $2,732 million and $68 million, respectively.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Earnings from continuing operations - Consumer products	$518	$572
- Financial services	71	42
Earnings from discontinued operations		1,901

Net earnings	589	2,515

Impact of earnings from discontinued operations		(1,901)

Adjustments to reconcile net earnings attributable to Altria Group, Inc. to operating cash flows:
Consumer products
Depreciation and amortization	78	59
Deferred income tax provision (benefit)	81	(305)
Equity earnings in SABMiller	(106)	(143)
Exit costs, net of cash paid	55	231
Gain on sale of corporate headquarters building		(404)
Loss on early extinguishment of debt		393
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	18	(140)
Inventories	(168)	(23)
Accounts payable	(6)	(110)
Income taxes	258	867
Accrued liabilities and other current assets	133	(324)
Accrued settlement charges	1,046	1,181
Pension plan contributions	(19)	(10)
Pension provisions and postretirement, net	69	39
Other	21	19
Financial services
Deferred income tax benefit	(358)	(153)
Other	352	144

Net cash provided by operating activities, continuing operations	2,043	1,935
Net cash provided by operating activities, discontinued operations		1,666

Net cash provided by operating activities	2,043	3,601

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(43)	$(45)
Acquisition of UST Inc., net of acquired cash	(10,244)
Proceeds from sale of corporate headquarters building		525
Other	(58)	109
Financial services
Proceeds from finance assets	464	122

Net cash (used in) provided by investing activities, continuing operations	(9,881)	711
Net cash used in investing activities, discontinued operations		(317)

Net cash (used in) provided by investing activities	(9,881)	394

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance of short-term borrowings	630
Long-term debt issued	4,221
Long-term debt repaid		(2,824)

Dividends paid on Altria Group, Inc. common stock	(661)	(1,583)
Issuance of Altria Group, Inc. common stock	11	35
Philip Morris International Inc. dividends paid to Altria Group, Inc.		3,019
Financing fees and debt issuance costs	(132)
Tender and consent fees related to the early extinguishment of debt		(371)
Changes in amounts due to/from Philip Morris International Inc.		(699)
Other	(289)	(252)

Net cash provided by (used in) financing activities, continuing operations	3,780	(2,675)
Net cash used in financing activities, discontinued operations		(1,648)

Net cash provided by (used in) financing activities	3,780	(4,323)

Effect of exchange rate changes on cash and cash equivalents:

Discontinued operations	-	(126)

Cash and cash equivalents, continuing operations:

Decrease	(4,058)	(29)

Balance at beginning of period	7,916	4,842

Balance at end of period	$3,858	$4,813

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Background and Basis of Presentation:

Background

At March 31, 2009, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST Inc. (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 28.5% economic and voting interest in SABMiller plc (“SABMiller”) at March 31, 2009. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists principally of cash received from the payment of dividends by its subsidiaries.

As discussed in Note 2. UST Acquisition, on January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST, whose direct and indirect wholly-owned subsidiaries include U.S. Smokeless Tobacco Company (“USSTC”) and Ste. Michelle Wine Estates (“Ste. Michelle”). As a result of the acquisition, UST has become an indirect wholly-owned subsidiary of Altria Group, Inc.

On March 28, 2008, Altria Group, Inc. distributed all of its interest in Philip Morris International Inc. (“PMI”) to Altria Group, Inc.’s stockholders in a tax-free distribution. Altria Group, Inc. has reflected the results of PMI prior to the distribution date as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows.

In March 2008, Altria Group, Inc. sold its corporate headquarters building in New York City for $525 million and recorded a pre-tax gain of $404 million.

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report to Stockholders and which are incorporated by reference into Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices. The financial services debt of $500 million matures in July 2009.

Beginning with the first quarter of 2009, Altria Group, Inc. revised its reportable segments to reflect the change in the way in which Altria Group, Inc.’s management reviews the business as a result of the acquisition of UST. Altria Group, Inc.’s segments, which are reflected in these financial statements, are cigarettes, smokeless products, cigars, wine, and financial services.

As disclosed in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, during the fourth quarter of 2008, Altria Group, Inc. identified that it had not recorded its share of other

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

comprehensive earnings or losses of SABMiller. As a result, total comprehensive earnings for the three months ended March 31, 2008, which was previously understated by $196 million, was corrected. There was no impact to reported earnings from continuing operations, net earnings, net earnings attributable to Altria Group, Inc., earnings per share or cash flows.

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), discussed in Note 14. New Accounting Standards.

Note 2.  UST Acquisition:

On January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST, in exchange for $69.50 in cash for each share of UST common stock. Additionally, each employee stock option of UST that was outstanding and unexercised was cancelled in exchange for the right to receive the difference between the exercise price for such option and $69.50. The transaction was valued at approximately $11.7 billion, which represented a purchase price of $10.4 billion and included the assumption of approximately $1.3 billion of debt, which together with acquisition-related costs and payments of approximately $0.6 billion (consisting primarily of financing fees, the funding of UST’s non-qualified pension plans, investment banking fees and the early retirement of UST’s revolving credit facility), represent a total cash outlay of approximately $11 billion.

In connection with the acquisition of UST, Altria Group, Inc. had in place a 364-day term bridge loan facility (the “Bridge Facility”). On January 6, 2009, Altria Group, Inc. borrowed the entire available amount of $4.3 billion under the Bridge Facility, which was used along with available cash of $6.7 billion, representing the net proceeds from the issuances of senior unsecured long-term notes in November and December 2008, to fund the acquisition of UST. As discussed in Note 7. Debt, in February 2009, Altria Group, Inc. issued $4.2 billion of senior unsecured long-term notes. The net proceeds from the issuance of these notes, along with available cash, were used to prepay all of the outstanding borrowings under the Bridge Facility. Upon such prepayment, the Bridge Facility was terminated.

UST’s financial position and results of operations have been consolidated with Altria Group, Inc. as of January 6, 2009. The following unaudited supplemental pro forma data present consolidated information of Altria Group, Inc. as if the acquisition of UST had been consummated on January 1, 2008.

Pro Forma Three Months Ended March 31, 2008
(in millions)
Net revenues	$ 4,883
Earnings from continuing operations	$ 406
Net earnings attributable to Altria Group, Inc.	$ 2,246

Pro forma results of Altria Group, Inc., for the three months ended March 31, 2009 assuming the acquisition had occurred on January 1, 2009, would not be materially different from the actual results reported for the three months ended March 31, 2009.

The pro forma amounts reflect the application of the following adjustments as if the acquisition had occurred on January 1, 2008:

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

additional depreciation and amortization expense that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2008;

•	additional interest expense and financing fees that would have been incurred assuming all borrowing arrangements used to fund the acquisition had been in place as of January 1, 2008;

•	restructuring costs incurred to restructure and integrate UST operations;

•	transaction costs associated with the acquisition; and

•	increased cost of sales, reflecting the fair value adjustment of UST’s inventory sold during the period.

The following amounts represent the preliminary estimates of identifiable assets acquired and liabilities assumed in the UST acquisition, and are subject to revisions when appraisals are finalized, which is expected to occur during 2009 (in millions):

Cash and cash equivalents	$163
Inventories	796
Property, plant and equipment	688
Other intangible assets:
Non-amortizable trademarks	9,059
Amortizable (20-year life)	60
Short-term borrowings	(205)
Current portion of long-term debt	(240)
Long-term debt	(900)
Deferred income taxes	(3,359)
Other assets and liabilities, net	(540)
Noncontrolling interests	(36)

Total identifiable net assets	5,486

Total purchase price	10,407

Goodwill	$4,921

The excess in the purchase price paid by Altria Group, Inc. over the identifiable net assets acquired in the acquisition of UST primarily reflects the value of adding USSTC and its subsidiaries to Altria Group, Inc.’s family of tobacco operating companies (PM USA and Middleton), with leading brands in cigarettes, smokeless products and machine-made large cigars. The acquisition is anticipated to generate approximately $300 million in annual synergies by 2011, driven primarily by reduced selling, general and administrative, and corporate expenses. None of the goodwill or other intangible assets will be deductible for tax purposes.

The assets acquired, liabilities assumed, and noncontrolling interests of UST have been measured in accordance with SFAS No. 141 (revised 2007), “Business Combinations” as of the acquisition date. For purposes of measuring the fair value, where applicable, Altria Group, Inc. has used the guidance in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair values. In valuing trademarks, Altria Group, Inc. estimated the fair value using a discounted cash flow methodology. Liabilities arising from contingencies were evaluated in accordance with Financial

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accounting Standards Board (“FASB”) Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), resulting in no material contingent liabilities being recognized as of the acquisition date because the acquisition date fair value of such contingencies cannot be determined, and the contingencies are not both probable and reasonably estimable. Additionally, costs incurred to effect the acquisition, as well as costs to restructure UST, are being recognized as expenses in the periods in which the costs are incurred. Altria Group, Inc. expects to incur approximately $0.5 billion (which is $0.1 billion lower than the previous estimate of $0.6 billion) in acquisition-related charges as well as restructuring and integration costs, of which $283 million were expensed during the first quarter of 2009, consisting of: exit costs ($103 million), integration costs ($16 million), inventory adjustments ($17 million), financing fees ($87 million) and transaction costs ($60 million).

Note 3.  Exit, Implementation and Integration Costs:

Pre-tax exit, implementation and integration costs for the three months ended March 31, 2009 and 2008 consisted of the following (in millions):

	For the Three Months Ended March 31, 2009
		Implementation	Integration
	Exit Costs	Costs	Costs	Total
Cigarettes	$19	$18	$-	$37
Smokeless products	101		15	116
Cigars			3	3
Wine	2		1	3
General corporate	6			6

Total	$128	$18	$19	$165

	For the Three Months Ended March 31, 2008
		Implementation	Integration
	Exit Costs	Costs	Costs	Total
Cigarettes	$11	$15	$-	$26
Cigars			2	2
General corporate	247			247

Total	$258	$15	$2	$275

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in the severance liability and details of exit costs for Altria Group, Inc. for the three months ended March 31, 2009 was as follows:

	Severance	Other	Total
	(in millions)
Severance liability balance, January 1, 2009	$348	$-	$348
Charges	107	21	128
Cash spent	(54)	(19)	(73)
Liability recorded in pension and postretirement plans, and other	(8)	(2)	(10)

Severance liability balance, March 31, 2009	$393	$-	$393

Other charges in the table above primarily represent other employee termination benefits including pension and postretirement.

Integration and Restructuring Program:

In December 2008, Altria Group, Inc. initiated a company-wide integration and restructuring program, pursuant to which, over the next two years, Altria Group, Inc. expects to restructure its corporate, manufacturing, and sales and marketing functions as it integrates UST into its operations and continues to focus on optimizing company-wide cost structures.

As a result of this program, Altria Group, Inc. expects to incur total pre-tax charges of approximately $270 million in 2009. These charges are primarily related to employee separation costs, lease exit costs, relocation of employees, and other costs related to the integration of UST operations. Substantially all of these charges will result in cash expenditures.

For the three months ended March 31, 2009, PM USA, USSTC, Ste. Michelle and Altria Group, Inc. recorded pre-tax charges for this program of $2 million, $116 million, $3 million and $5 million, respectively, which included exit costs of $110 million and integration costs of $16 million.

The pre-tax integration costs were included in marketing, administrative and research costs in the condensed consolidated statements of earnings for the three months ended March 31, 2009. Total pre-tax charges incurred since the inception of the program were $252 million. Pre-tax charges of approximately $145 million are expected for the remainder of 2009 for the program. Cash payments related to the program of $16 million were made during the first quarter of 2009.

Headquarters Relocation:

During 2008, in connection with the spin-off of PMI, which included the relocation of Altria Group, Inc.’s corporate headquarters functions to Richmond, Virginia, Altria Group, Inc. restructured its corporate headquarters. As a result of this restructuring, for the three months ended March 31, 2009 and 2008, pre-tax charges of $1 million and $192 million, respectively, were incurred. Total pre-tax charges incurred since the inception of this restructuring were $220 million. These charges consisted primarily of employee separation costs. Substantially all of the charges will result in cash expenditures. Cash payments related to this restructuring of $28 million were made during the first quarter of 2009, for a total of $164 million since inception.

For the three months ended March 31, 2008, corporate exit costs also included $55 million of investment banking and legal fees associated with the PMI spin-off.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Manufacturing Optimization Program:

On June 26, 2007, Altria Group, Inc. reported in its Form 8-K that it announced plans to close PM USA’s Cabarrus, North Carolina manufacturing facility and consolidate manufacturing for the U.S. cigarette market at its Richmond, Virginia manufacturing center by the end of 2010. This decision was made to address manufacturing overcapacity resulting from ongoing declines in U.S. cigarette volume and reduced contract manufacturing for PMI.

On April 22, 2009, PM USA announced that it will cease production at its Cabarrus, North Carolina cigarette manufacturing facility and complete the consolidation of manufacturing capacity into its Richmond, Virginia facility by the end of July 2009. PM USA is taking this action to address ongoing cigarette volume declines, including the projected impact of the recently enacted federal excise tax increase. PM USA expects to complete the de-commissioning of the Cabarrus facility during 2010.

As a result of this program, from 2007 through 2010, PM USA expects to incur total pre-tax charges of approximately $785 million, which is higher than the previous estimate of $670 million due to scheduling cessation of production for July 2009. These pre-tax charges consist of employee separation costs of $367 million, accelerated depreciation of $284 million and other charges of $134 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Approximately $400 million, about 50%, of the total pre-tax charges will result in cash expenditures.

PM USA recorded pre-tax charges for this program as follows:

	For the Three Months Ended March 31,
	2009	2008
	(in millions)
Exit costs	$17	$11
Implementation costs	18	15

Total	$35	$26

Pre-tax implementation costs related to this program were primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statements of earnings for the three months ended March 31, 2009 and 2008. Total pre-tax charges incurred since the inception of the program were $524 million. Pre-tax charges of approximately $225 million are expected during the remainder of 2009 for the program. Cash payments related to the program of $36 million were made during the first quarter of 2009, for a total of $132 million since inception.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4.  Benefit Plans:

Altria Group, Inc. sponsors noncontributory defined benefit pension plans covering substantially all employees, except that as of January 1, 2008, new employees (excluding participants in UST plans) are not eligible to participate in the defined benefit plans, but instead are eligible for a company match in a defined contribution plan. In addition, Altria Group, Inc. and its subsidiaries provide health care and other benefits to substantially all retired employees. In connection with the acquisition of UST, Altria Group, Inc. recorded net liabilities for UST’s defined benefit pension plans and liabilities for UST’s postretirement healthcare plans of $351 million and $85 million, respectively, at January 6, 2009.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Three Months Ended March 31,
	2009	2008
	(in millions)
Service cost	$25	$25
Interest cost	87	77
Expected return on plan assets	(106)	(105)
Amortization:
Net loss	27	17
Prior service cost	3	2
Other	(12)	36

Net periodic pension cost	$24	$52

“Other” pension (gain) cost of $(12) million and $36 million for the three months ended March 31, 2009 and 2008, respectively, primarily reflects termination benefits related to restructuring programs, which in 2009 were more than offset by curtailment gains related to the restructuring of UST’s operations subsequent to the acquisition (see Note 3. Exit, Implementation and Integration Costs). The curtailment of UST’s pension plans resulted in a decrease of $34 million to accrued pension costs, which is reflected in the March 31, 2009 condensed consolidated balance sheet.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $19 million were made to Altria Group, Inc.’s pension plans during the three months ended March 31, 2009. Currently, Altria Group, Inc. anticipates additional employer contributions during the remainder of 2009 of approximately $33 million to its pension plans, which includes approximately $9 million related to UST plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended March 31,
	2009	2008
	(in millions)
Service cost	$10	$10
Interest cost	36	29
Amortization:
Net loss	10	6
Prior service credit	(2)	(2)
Other	18	8

Net postretirement health care costs	$72	$51

“Other” postretirement cost of $18 million and $8 million for the three months ended March 31, 2009 and 2008, respectively, primarily reflects termination benefits related to restructuring programs, in addition to curtailment losses in 2009 related to the restructuring of UST’s operations subsequent to the acquisition (see Note 3. Exit, Implementation and Integration Costs). The curtailment of UST’s postretirement plans resulted in an increase in accrued postretirement health care costs of $6 million, which is reflected in the March 31, 2009 condensed consolidated balance sheet.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5.  Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Cigarettes	$-	$-	$280	$283
Smokeless products	4,859		8,846
Cigars	77	77	2,754	2,756
Wine	62		272

Total	$4,998	$77	$12,152	$3,039

Intangible assets were as follows (in millions):

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$11,701		$2,642
Amortizable intangible assets	464	$13	404	$7

Total intangible assets	$12,165	$13	$3,046	$7

Non-amortizable intangible assets substantially consist of trademarks from the January 2009 acquisition of UST ($9.1 billion) and the December 2007 acquisition of Middleton ($2.6 billion). Amortizable intangible assets consist primarily of customer relationships and certain cigarette trademarks. Pre-tax amortization expense for intangible assets during the three months ended March 31, 2009 and 2008, was $6 million and $2 million, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $25 million, assuming no additional transactions occur that require the amortization of intangible assets.

Goodwill relates to the January 2009 acquisition of UST and the December 2007 acquisition of Middleton. The change in goodwill and gross carrying amount of other intangible assets from December 31, 2008 to March 31, 2009, is as follows (in millions):

	Goodwill	Other Intangible Assets
Balance at December 31, 2008	$77	$3,046
Changes due to:
Acquisition of UST	4,921	9,119

Balance at March 31, 2009	$4,998	$12,165

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6.  Divestitures:

As discussed in Note 1. Background and Basis of Presentation, on March 28, 2008, Altria Group, Inc. distributed all of its interest in PMI to Altria Group, Inc. stockholders in a tax-free distribution.

Summarized financial information for discontinued operations for the three months ended March 31, 2008 was as follows (in millions):

For the Three Months Ended March 31, 2008
Net revenues	$15,376

Earnings before income taxes	$2,701
Provision for income taxes	(800)

Earnings from discontinued operations, net of income taxes	1,901
Earnings attributable to noncontrolling interests	(61)

Earnings from discontinued operations	$1,840

Note 7.  Debt:

At March 31, 2009, Altria Group, Inc. had in place a multi-year revolving credit facility (the “Revolving Facility”) in the amount of $3.5 billion, which expires April 15, 2010. The Revolving Facility is used to support the issuance of commercial paper and to fund short-term cash needs. At March 31, 2009, Altria Group, Inc. had $835 million of consumer products commercial paper outstanding, thereby reducing the amount available under the Revolving Facility to approximately $2.7 billion at March 31, 2009. The commercial paper of Altria Group, Inc. and borrowings under the Revolving Facility are fully and unconditionally guaranteed by PM USA (see Note 15. Condensed Consolidating Financial Information).

UST Debt:

At the date of the acquisition, UST’s debt consisted of the following:

•	$200 million senior notes at 7.25%, due 2009, interest payable semi-annually;

•	$40 million senior notes at the 3-month London Interbank Offered Rate (“LIBOR”) plus 90 basis points, due 2009, interest payable quarterly;

•	$600 million senior notes at 6.625%, due 2012, interest payable semi-annually;

•	$300 million senior notes at 5.75%, due 2018, interest payable semi-annually; and

•	$205 million under a revolving credit facility. This UST revolving credit facility was prepaid and terminated on January 6, 2009.

The notes are senior unsecured obligations and rank equally in right of payment with all of UST’s existing and future senior unsecured and unsubordinated indebtedness. With respect to the $300 million senior notes,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

upon the occurrence of both (i) a change of control of UST and (ii) these notes ceasing to be rated investment grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified time period, UST would be required to make an offer to purchase these notes at a price equal to 101% of the aggregate principal amount of such series, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of these notes.

Debt Issued:

In February 2009, Altria Group, Inc. issued $4.2 billion of senior unsecured long-term notes (the “Notes”). The net proceeds from the issuance of the Notes, along with available cash, were used to prepay all of the outstanding borrowings under the Bridge Facility. Upon such prepayment, the Bridge Facility was terminated. For the three months ended March 31, 2009, Altria Group, Inc. incurred structuring and arrangement fees of $87 million related to the Bridge Facility. These amounts are included in interest and other debt expense (income), net, in Altria Group, Inc.’s condensed consolidated statements of earnings.

The obligations of Altria Group, Inc. under the Notes are fully and unconditionally guaranteed by PM USA (see Note 15. Condensed Consolidating Financial Information). The Notes contain the following terms:

•	$525 million at 7.75%, due 2014, interest payable semi-annually;

•	$2.2 billion at 9.25%, due 2019, interest payable semi-annually; and

•	$1.5 billion at 10.20%, due 2039, interest payable semi-annually.

The Notes are Altria Group, Inc.’s senior unsecured obligations and rank equally in right of payment with all of Altria Group, Inc.’s existing and future senior unsecured indebtedness. The interest rate payable on each series of Notes is subject to adjustment from time to time if the rating assigned to the Notes of such series by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services is downgraded (or subsequently upgraded) as and to the extent set forth in the terms of the Notes. Upon the occurrence of both (i) a change of control of Altria Group, Inc. and (ii) the Notes ceasing to be rated investment grade by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings within a specified time period, Altria Group, Inc. will be required to make an offer to purchase the Notes of each series at a price equal to 101% of the aggregate principal amount of such series, plus accrued interest to the date of repurchase as and to the extent set forth in the terms of the Notes.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8.  Financial Instruments:

At March 31, 2009, UST had an interest rate swap contract, and various forward foreign exchange contracts, primarily in connection with anticipated oak barrel purchases for Ste. Michelle’s wine operations. These contracts, which are not material and will expire in 2009, were designated as effective cash flow hedges.

During the first quarter of 2008, Altria Group, Inc. purchased forward foreign exchange contracts to mitigate its exposure to changes in exchange rates from its euro-denominated debt. While these forward exchange contracts were effective as economic hedges, they did not qualify for hedge accounting treatment and, therefore, $36 million of gains for the three months ended March 31, 2008 relating to these contracts were reported in interest and other debt expense, net, in Altria Group, Inc.’s condensed consolidated statement of earnings. These contracts and the related debt matured in the second quarter of 2008.

Within currency translation adjustments during the quarter ended March 31, 2008, Altria Group, Inc. recorded losses, net of income taxes, of $85 million, which represented effective hedges of net investments. The accumulated losses recorded as net investment hedges of foreign operations were recognized and recorded in connection with the PMI distribution.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2009	2008
	(in millions)
Loss at beginning of period	$-	$(5)
Derivative losses transferred to earnings		89
Change in fair value		(270)
PMI spin-off		182

Loss as of March 31	$-	$(4)

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9.  Earnings Per Share:

Effective January 1, 2009, Altria Group, Inc. adopted FASB Staff Position Emerging Issues Task Force 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore are included in the earnings per share (“EPS”) calculation pursuant to the two class method described in SFAS No. 128, “Earnings per Share.”

The calculations of basic and diluted EPS reflect the adoption of FSP EITF 03-6-1 and accordingly, prior period calculations have been adjusted retrospectively.

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Three Months Ended March 31,
	2009	2008
	(in millions)
Earnings from continuing operations	$589	$614
Earnings from discontinued operations		1,840

Net earnings attributable to Altria Group, Inc.	589	2,454

Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(2)	(7)

Earnings for basic EPS	587	2,447
Add: Undistributed earnings attributable to unvested restricted and deferred shares	-	3
Less: Undistributed earnings reallocated to unvested restricted and deferred shares	-	(3)

Earnings for diluted EPS	$587	$2,447

Weighted average shares for basic EPS	2,061	2,107
Add: Incremental shares from stock options	6	11

Weighted average shares for diluted EPS	2,067	2,118

For the three months ended March 31, 2009 computation, 1.2 million stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. For the three months ended March 31, 2008 computation, there were no antidilutive stock options.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10.  Accumulated Other Comprehensive Earnings (Losses):

The following table sets forth the changes in each component of accumulated other comprehensive earnings (losses) (in millions):

	Currency Translation Adjustments	Changes in Net Loss and Prior Service Cost	Changes in Fair Value of Derivatives Accounted for as Hedges	Ownership of SABMiller’s Other Comprehensive Earnings (Losses)	Accumulated Other Comprehensive Earnings (Losses)
Balances, January 1, 2008	$728	$(960)	$(5)	$348	$111

Period Change	233	(1,385)	(177)	(308)	(1,637)

Spin-off of Philip Morris International Inc.	(961)	124	182		(655)

Balances, December 31, 2008	-	(2,221)	-	40	(2,181)

Period Change		19		(9)	10

Balances, March 31, 2009	$-	$(2,202)	$-	$31	$(2,171)

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11.  Segment Reporting:

As discussed in Note 1. Background and Basis of Presentation, beginning with the first quarter of 2009, Altria Group, Inc. revised its reportable segments. Altria Group, Inc.’s reportable segments are cigarettes, smokeless products, cigars, wine, and financial services.

Altria Group, Inc.’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes corporate expenses and amortization of intangibles. Interest and other debt expense/income, net (consumer products), and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s management. Information about total assets by segments is not disclosed because such information is not reported to or used by Altria Group, Inc.’s chief operating decision maker. Segment goodwill and other intangibles, net are disclosed in Note 5. Goodwill and Other Intangible Assets, net.

Segment data were as follows:

	For the Three Months Ended March 31,
	2009	2008
	(in millions)
Net revenues:
Cigarettes	$3,896	$4,233
Smokeless products	298
Cigars	115	91
Wine	75
Financial services	139	86

Net revenues	$4,523	$4,410

Earnings from continuing operations before income taxes:
Operating companies income (loss):
Cigarettes	$1,143	$1,040
Smokeless products	(2)
Cigars	54	41
Wine	1
Financial services	120	74
Amortization of intangibles	(6)	(2)
Gain on sale of corporate headquarters building		404
General corporate expenses	(53)	(97)
UST transaction costs	(60)
Corporate exit costs	(6)	(247)

Operating income	1,191	1,213
Interest and other debt (expense) income, net	(336)	16
Loss on early extinguishment of debt		(393)
Equity earnings in SABMiller	106	143

Earnings from continuing operations before income taxes	$961	$979

Items affecting the comparability of net revenues and operating companies income for the segments were as follows:

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Acquisition of UST – In January 2009, Altria Group, Inc. acquired UST, the results of which are reflected in the smokeless products and wine segments (see Note 2. UST Acquisition).

•

UST Inventory Adjustment – In connection with the acquisition of UST, Altria Group, Inc.’s cost of sales during the three months ended March 31, 2009 included $17 million ($12 million and $5 million to the smokeless products and wine segments, respectively), relating to the fair value purchase accounting adjustment of UST’s inventory at the acquisition date that was sold during the period.

•	Exit, Implementation and Integration Costs – See Note 3. Exit, Implementation and Integration Costs for a breakdown of these costs by segment.

Note 12.  Income Taxes:

The income tax rate of 38.7% for the first quarter of 2009 increased 1.4 percentage points from 37.3% for the first quarter of 2008, due primarily to certain costs incurred in the first quarter of 2009 related to the acquisition of UST that are not deductible for tax purposes.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.  Contingencies:

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

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are or can be significant and, in certain cases, range in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome.

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

Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed elsewhere in this Report on Form 10-Q: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of May 1, 2009, May 1, 2008 and May 1, 2007.

	Number of Cases Pending as of May 1, 2009	Number of Cases Pending as of May 1, 2008	Number of Cases Pending as of May 1, 2007

Type of Case

Individual Smoking and Health Cases (1)	96	103	183
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	7	10	11
Health Care Cost Recovery Actions	2	3	3
“Lights/Ultra Lights” Class Actions	27	17	19
Tobacco Price Cases	2	2	2

(1)

Does not include 2,620 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include nine individual smoking and health cases brought against certain retailers that are indemnitees of PM USA. Additionally, does not include approximately 3,282 individual smoking and health cases (3,232 state court cases and 50 federal court cases) brought by or on behalf of approximately 9,086 plaintiffs in Florida (5,168 state court plaintiffs and 3,918 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

(2)

Includes as one case the 728 civil actions (of which 414 are actions against PM USA) that are proposed to be tried in a single proceeding in West Virginia. Middleton and USSTC were named as defendants in this action but they, along with other non-cigarette manufacturers, have been severed from this case. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages. In November 2007, the West Virginia Supreme Court of Appeals denied defendants’ renewed motion for review of the trial plan. In December 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was denied in February 2008. The first phase of the trial is scheduled for February 1, 2010.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

International Tobacco-Related Cases

As of May 1, 2009, PM USA is a named defendant in a “Lights” class action in Israel and a health care cost recovery action in Israel. PM USA is a named defendant in two health care cost recovery actions in Canada, one of which also names Altria Group, Inc. as a defendant.

Pending and Upcoming Trials

As of May 1, 2009, 33 Engle-progeny cases against PM USA are set for trial in 2009 (12 of the 33 cases have scheduled 2009 trial dates). In addition, there are currently 6 individual smoking and health cases scheduled for trial in 2009. Cases against other tobacco companies are also scheduled for trial through the end of 2009. Trial dates are subject to change.

Trial Results

Since January 1999, verdicts have been returned in 50 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 31 of the 50 cases. These 31 cases were tried in California (5), Florida (11), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 19 cases in which verdicts were returned in favor of plaintiffs, eight have reached final resolution and one case (Williams – see below) has reached partial final resolution. A verdict against defendants in one health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price). After exhausting all appeals, PM USA has paid judgments totaling $106.0 million and interest totaling $63.8 million.

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

In February 2009, a Broward County jury in the Hess trial found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. If the trial court fails to vacate the verdict, PM USA will appeal. Hess was the first case to be tried by an Engle class member since the Florida Supreme Court Engle ruling.

None.

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

In April 2008, an intermediate New York appellate court reversed the verdict and vacated the compensatory and punitive damages awards against PM USA. In December 2008, the New York Court of Appeals affirmed the appellate court decision. In January 2009, plaintiffs filed a petition with the New York Court of Appeals requesting that the court either vacate its earlier decision and reinstate the jury verdict or remand the case to the trial court for a new trial. The New York Court of Appeals denied plaintiffs’ motion on March 26, 2009.

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

In March 2003, the trial court reduced the damages award to $24.8 million. PM USA’s share of the damages award is approximately $6 million. In January 2007, defendants petitioned the trial court to set aside the jury’s verdict and dismiss plaintiffs’ punitive damages claim. In August 2008, the trial court granted plaintiffs’ motion for entry of judgment and ordered compensatory damages of $24.8 million plus interest from the date of the verdict. In August 2008, PM USA filed a motion for reconsideration, which was denied. Final judgment was entered in November 2008, awarding plaintiffs actual damages of $24.8 million, plus interest from the date of the verdict. Defendants filed a notice of appeal in December 2008.

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

(1)

Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s 2007 decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. Parties to the appeal in Bullock requested that the court establish a briefing schedule on the merits of the pending appeal. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. The case has been remanded to the superior court for a new trial on the amount of punitive damages, if any. Trial is scheduled for June 2009. In July 2008, $43.3 million of escrow funds were returned to PM USA. PM USA has recorded a provision of approximately $1.5 million for compensatory damages, costs and interest.

(2)

Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million and petitioned the United States Supreme Court for further review (PM USA later recorded additional provisions of approximately $29 million related primarily to accrued interest). In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damage award and reinstated the jury’s award of $79.5 million in punitive damages. In March 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was granted in June 2008. On March 31, 2009, the United States Supreme Court dismissed the writ of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

certiorari as being improvidently granted. Subsequent to the United States Supreme Court’s dismissal, PM USA paid $61.1 million to the plaintiffs, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Oregon state law requires that sixty percent of any punitive damages award be paid to the state. However, PM USA believes that, as a result of the Master Settlement Agreement (“MSA”), it is not liable for the sixty percent that would be paid to the state. Oregon and PM USA are parties to a proceeding in Oregon state court that seeks a determination of PM USA’s liability for that sixty percent. If PM USA prevails, its obligation to pay punitive damages will be limited to the forty percent previously paid to the plaintiff.

Security for Judgments

To obtain stays of judgments pending current appeals, as of March 31, 2009, PM USA has posted various forms of security totaling approximately $144 million, the majority of which has been collateralized with cash deposits that are included in other assets on the consolidated balance sheets.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The deadline for filing Engle-progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of May 1, 2009, approximately 3,282 cases (3,232 state court cases and 50 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 9,086 plaintiffs (5,168 state court plaintiffs and 3,918 federal court plaintiffs). It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle-progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damage award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

In May 2008, the trial court, among other things, decertified the limited class maintained for purposes of the May 2001 bond stipulation and, in July 2008, severed the remaining plaintiffs’ claims except for those of Howard Engle. The only remaining plaintiff in the Engle case, Howard Engle, voluntarily dismissed his claims with prejudice. In July 2008, attorneys for a putative former Engle class member petitioned the Florida Supreme Court to permit members of the Engle class additional time to file individual lawsuits. The Florida Supreme Court denied this petition in January 2009.

Three federal district courts (in the Merlob, Brown and Burr cases) have ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) have been certified by the trial court for interlocutory review. The certification in both cases

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

has been granted by the United States Court of Appeals for the Eleventh Circuit and the appeals have been consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution. Engle-progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 4,000 plaintiffs have been stayed pending interlocutory review by the Eleventh Circuit. Several state trial court judges have issued contrary rulings that allowed plaintiffs to use the Engle findings to establish elements of their claims and required certain defenses to be stricken.

As of May 1, 2009, three Engle-progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. One verdict (see Hess description in the table above) was returned in favor of plaintiffs and two verdicts were returned in favor of PM USA (Gelep and Kalyvas). Engle-progeny trial results are included in the totals provided in Trial Results above.

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

In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA, appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”), fixing the amount of security in civil cases involving a signatory to the MSA. Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million.

In February 2007, the Louisiana Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages included in the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded the case for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ petitions for writ of certiorari. Following the Louisiana Supreme Court’s denial of defendants’ petition for writ of certiorari, PM USA recorded a provision of $26 million in connection with the case and has recorded additional provisions of approximately $3 million related to accrued interest. In March 2008, plaintiffs filed a motion to execute the approximately $279 million judgment plus post-judgment interest or, in the alternative, for an order to the parties to submit revised damages figures. Defendants filed a motion to have judgment entered in favor of defendants based on accrual of all class member claims after September 1, 1988 or, in the alternative, for the entry of a case management order. In April 2008, the Louisiana Supreme Court denied defendants’ motion to stay proceedings and the defendants filed a petition for writ of certiorari with the United States Supreme Court. In June 2008, the United States Supreme Court denied the defendant’s petition.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Plaintiffs filed a motion to enter judgment in the amount of approximately $280 million (subsequently changed to approximately $264 million) and defendants filed a motion to enter judgment in their favor dismissing the case entirely or, alternatively, to enter a case management order for a new trial. In July 2008, the trial court entered an Amended Judgment and Reasons for Judgment denying both motions, but ordering defendants to deposit into the registry of the court the sum of $263,532,762 plus post-judgment interest of $95.0 million (as of March 31, 2009) while stating, however, that the judgment award “may be satisfied with something less than a full cash payment now” and that the court would “favorably consider” returning unused funds annually to defendants if monies allocated for that year were not fully expended.

In September 2008, defendants filed an application for writ of mandamus or supervisory writ to secure the right to appeal with the Louisiana Circuit Court of Appeals. The appellate court, in November 2008, granted the defendants’ writ and directed the trial court to enter an order permitting the appeal and to set the appeal bond in accordance with Louisiana law. In December 2008, plaintiffs’ supervisory writ petition to the Louisiana Supreme Court was denied and the trial court entered an order permitting the appeal and approving a $50 million bond for all defendants in accordance with the Louisiana “bond cap law” discussed above. On April 30, 2009, plaintiffs filed a cross-appeal seeking to reinstate the June 2004 judgment.

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

In July 2008, the New York Supreme Court, Appellate Division, First Department in Fabiano, an individual personal injury case, held that plaintiffs’ punitive damages claim was barred by the MSA (as defined below) based on principles of res judicata because the New York Attorney General had already litigated the punitive damages claim on behalf of all New York residents. In August 2008, plaintiffs filed a motion for permission to appeal to the Court of Appeals. The motion was denied in November 2008.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Two purported class actions pending against PM USA have been brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006, in the United States District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Neither claim seeks punitive damages. Plaintiffs’ motion for class certification and defendant’s motion for summary judgment are pending in Caronia. Defendants’ motions for summary judgment and judgment on the pleadings and plaintiffs’ motion for class certification are pending in Donovan. In Donovan, the district court entered an order in February 2009 certifying questions to the Supreme Judicial Court of Massachusetts regarding the medical monitoring and statute of limitations issues.

In November 2008, a purported class action naming PM USA, Altria Group, Inc. and the other major cigarette manufacturers as defendants was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of cigarette smokers who seek medical monitoring (Peoples). Plaintiffs allege that the tobacco companies conspired to convince the National Cancer Institute (“NCI”) to not recommend spiral CT scans to screen for lung cancer and plaintiffs assert claims based on defendants’ purported violations of RICO. The complaint identifies the purported class as all residents of the State of Georgia who, by virtue of their age and history of smoking cigarettes, are at increased risk for developing lung cancer; are 50 years of age or older; have cigarette smoking histories of 20 pack-years or more; and are covered by an insurance company, Medicare, Medicaid or a third party medical payor. Plaintiffs seek relief in the form of the creation of a fund for medical monitoring and punitive damages. On February 5, 2009, defendants filed a motion to dismiss.

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). The trial in the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA, USSTC and Altria Group, Inc. are defendants, is scheduled to begin on June 7, 2010.

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

In May 2008, an action, National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al., was brought under the Medicare as Secondary Payer statute in United States District Court for the Eastern District of New York. This action was brought by the same plaintiffs as National Committee I and similarly purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from May 21, 2002 to the present. In July 2008, defendants filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. On March 5, 2009, the court granted defendants’ motion to dismiss. Plaintiffs filed a motion seeking reconsideration of the March 5 order. On April 24, 2009, the court denied plaintiffs’ motion for reconsideration.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, in Israel (1), the Marshall Islands (1 dismissed), and Canada (2) and other entities have stated that they are considering filing such actions. In September 2005, in the first of the two health care recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. Altria Group, Inc. and PM USA are named as defendants in New Brunswick’s case. Several other provinces in Canada have enacted similar legislation or are in the process of enacting similar legislation. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of $9.4 billion each year (excluding future annual payments, if any, under the National Tobacco Grower Settlement Trust discussed below), subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the quarter ended March 31, 2009, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.2 billion.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

Possible Adjustments in MSA Payments for 2003, 2004, 2005, 2006 and 2007

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (the “Original Participating Manufacturers” or “OPMs”) are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA-participating manufacturers to the states and territories that are parties to the MSA for the years 2003, 2004, 2005, 2006 and 2007. The proceedings are based on the collective loss of market share for 2003, 2004, 2005, 2006 and 2007, respectively, by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

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

In March 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. In February 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. In February 2008, the same economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2005. A different economic consulting firm was selected to make the “significant factor” determination regarding the participating manufacturers’ collective loss of market share for the year 2006. In March 2009, this firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2006. The OPMs have initiated a proceeding regarding the participating manufacturers’ collective loss of market share for the year 2007, with the “significant factor” determination with respect to 2007 expected in early 2010.

Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that have not filed declaratory judgment actions. Courts in all forty-six MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. A number of these rulings remain subject to appeal or further review. PM USA, the other OPMs and approximately twenty-five other MSA-participating manufacturers have entered into an agreement regarding arbitration with over forty MSA states concerning the 2003 NPM adjustment, including the states’ claims of diligent enforcement for 2003. The agreement provides for selection of the arbitration panel for the 2003 NPM adjustment beginning by October 1, 2009 and for the arbitration then to proceed. The agreement further provides for a partial liability reduction for the 2003 NPM adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM adjustment by up to a corresponding percentage.

The availability and the precise amount of any NPM adjustment for 2003, 2004, 2005, 2006 and 2007 will not be finally determined until 2010 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA’s share would likely be applied as a credit against one or several future MSA payments.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In October 2004, FETRA was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out, which is estimated at approximately $9.5 billion, is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments offset already scheduled payments to the NTGST. However, two of the grower states, Maryland and Pennsylvania, have filed claims in the North Carolina state courts, asserting that the companies which established the NTGST (including PM USA) must continue making payments under the NTGST through 2010 for the benefit of Maryland and Pennsylvania growers (such continuing payments would represent slightly more than one percent of the originally scheduled payments that would have been due to the NTGST for the years 2005 through 2010) notwithstanding the offsets resulting from the FETRA payments. The North Carolina trial court held in favor of Maryland and Pennsylvania, and the companies (including PM USA) appealed. The North Carolina Court of Appeals, in December 2008, reversed the trial court ruling. On January 20, 2009, Maryland and Pennsylvania filed a notice of appeal to the North Carolina Supreme Court. In addition to the approximately $9.5 billion cost of the buy-out, FETRA also obligated manufacturers and importers of tobacco products to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA, Middleton and USSTC are subject to the requirements of FETRA. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2009 and beyond.

Other MSA-Related Litigation

PM USA was named as a defendant in an action brought in October 2008 in federal court in Kentucky by an MSA participating manufacturer that is not an OPM. Other defendants include various other participating manufacturers and the Attorneys General of all 52 states and territories that are parties to the MSA. The plaintiff alleged that certain of the MSA’s payment provisions discriminate against it in favor of certain other participating manufacturers in violation of the federal antitrust laws and the United States Constitution. The plaintiff also sought injunctive relief, alteration of certain MSA payment provisions as applied to it, treble damages under the federal antitrust laws, and/or rescission of its joinder in the MSA. The plaintiff also filed a motion for a preliminary injunction enjoining the states from enforcing the allegedly discriminatory payment provisions against it during the pendency of action. In November 2008, defendants filed a motion to dismiss the complaint on various grounds and, in January 2009, the court dismissed the complaint and denied plaintiff’s request for preliminary injunctive relief.

In December 2008, PM USA was named as a defendant in an action seeking declaratory relief under the MSA. The action was filed in California state court by the same MSA participating manufacturer that filed the Kentucky action discussed in the preceding paragraph. Other defendants include the State of California and various other participating manufacturers. The plaintiff is seeking a declaratory judgment that its proposed amended adherence agreement with California and other states that are parties to the MSA is consistent with provisions in the MSA, and that the MSA’s limited most favored nations provision does not apply to the proposed agreement. Plaintiff seeks no damages in this action. Defendants have moved for summary judgment.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in these class actions (some of which have not been certified as such), allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the Federal Trade Commission (“FTC”), non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of May 1, 2009, twenty-seven cases are pending as follows: Arkansas (2), California (1), Colorado (1), Delaware (1), Florida (2), Illinois (4), Maine (1), Massachusetts (1), Minnesota (1), Missouri (1), New Hampshire (1), New Jersey (1), New Mexico (1), New York (3), Ohio (2), Oregon (1), Texas (1) and West Virginia (2). In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

Recent Events

Since the December 15, 2008 U.S. Supreme Court decision in Good, seven new “Lights” class actions have been served upon PM USA and Altria Group, Inc., one in Illinois state court (Goins), one in Florida federal court (Boyd), one in Colorado federal court (Fray), one in Texas federal court (Salazar), one in California federal court (Tyrer) and two in New York federal court (Domaingue and Tang). The Goins action was subsequently removed to federal court and, on February 23, 2009, PM USA filed a motion to dismiss the Goins complaint. In addition, plaintiffs, in a case removed to federal court in Illinois on March 13, 2009 (Cleary), amended their complaint to include claims of an alleged sub-class of “Lights” smokers. The Cleary plaintiffs are seeking to remand the case to state court.

On April 20, 2009, a petition was filed with the Judicial Panel on Multidistrict Litigation seeking to transfer to, and consolidate pretrial proceedings in, the following “Lights” and other cases in the United States District Court for the Eastern District of New York or, alternatively, the Southern District of Florida: Tyrer, Fray, Boyd, Goins, Cleary, Good, Schwab, Caronia, Tang, Domaingue and Salazar.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the FCLAA and dismissed the case. In August 2007, the United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment on federal preemption grounds and remanded the case to district court. The district court stayed the case pending the United States Supreme Court’s ruling on defendants’ petition for writ of certiorari with the United States Supreme Court, which was granted in January 2008. The case was stayed pending the United States Supreme Court’s decision. In December 2008, the United States Supreme Court ruled that plaintiffs’ claims are not barred by federal preemption. Although the Court rejected the argument that the FTC’s actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court’s decision was limited: it did not address the ultimate merits of plaintiffs’ claim, the viability of the action as a class action, or other state law issues. In February 2009, the United States Court of Appeals for the First Circuit remanded Good to the district court for further proceedings. Stays entered in various “Lights” cases pending Good have been lifted.

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, 13 courts in 14 cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. Trial courts in Arizona, Kansas, New Mexico, Oregon, Tennessee, Washington and New Jersey have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in the Marrone and Phillips cases (on March 23, 2009, plaintiffs in these two cases filed motions for leave to amend their complaints to assert class action claims), a trial court in Tennessee has dismissed the plaintiffs’ class action allegations, the United States Court of Appeals for the Fifth Circuit has dismissed a purported “Lights” class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA, plaintiffs voluntarily dismissed an action in a federal trial court in Michigan after the court dismissed claims asserted under the Michigan Unfair Trade and Consumer Protection Act, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case (see the Price case below for further discussion). An intermediate appellate court in Oregon and the Supreme Court in Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. In the Oregon case (Pearson), in February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the District Court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal to the Oregon Court of Appeals. In February 2008, the parties filed a joint motion to hold the appeal in abeyance pending the United States Supreme Court’s decision in Good, which motion was denied. Plaintiffs in the case in Washington voluntarily dismissed the case with prejudice. Plaintiffs in the New Mexico case (Mulford) renewed their motion for class certification, which motion was denied by the federal district court on March 30, 2009, with leave to file a new motion for class certification. Plaintiffs in the Florida case (Hines) petitioned the Florida Supreme Court for further review, and in January 2008, the Florida Supreme Court denied this petition. In February 2009, the plaintiffs’ class action allegations in the Tennessee case (McClure) were dismissed with prejudice.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In connection with the judgment, PM USA deposited into escrow various forms of collateral, including cash and negotiable instruments. In December 2005, the Illinois Supreme Court issued its judgment, reversing the trial court’s judgment in favor of the plaintiffs and directing the trial court to dismiss the case. In May 2006, the Illinois Supreme Court denied plaintiffs’ motion for re-hearing, in November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County enforced the Illinois Supreme Court’s mandate and dismissed the case with prejudice. In January 2007, plaintiffs filed a motion to vacate or withhold judgment based upon the United States Supreme Court’s grant of the petition for writ of certiorari in Watson (described below). In May 2007, PM USA filed applications for a writ of mandamus or a supervisory order with the Illinois Supreme Court seeking an order compelling the lower courts to deny plaintiffs’ motion to vacate and/or withhold judgment. In August 2007, the Illinois Supreme Court granted PM USA’s motion for supervisory order and the trial court dismissed plaintiff’s motion to vacate or withhold judgment. In connection with the trial court’s initial judgment in 2003, PM USA deposited into escrow various forms of collateral, including cash and negotiable instruments, all of which has since been released and returned to PM USA.

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the 2005 Illinois Supreme Court judgment, contending that the United States Supreme Court’s December 2008, decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion. On March 4, 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois.

Trial Court Class Certifications

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. Developments in these cases include:

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. Motions for direct appellate review with the Massachusetts Supreme Judicial Court were granted in April 2007 and oral arguments were heard in January 2008. In December 2008, subsequent to the United States Supreme Court’s decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. In January 2009, PM USA notified the Massachusetts Supreme Judicial Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

state law statutory exemption issue. On March 16, 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion.

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. Plaintiffs filed a motion for partial summary judgment in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). The court has set a trial date of October 25, 2010.

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

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of May 1, 2009, two separate cases were pending, one in Kansas and one in New Mexico, in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. Altria Group, Inc. is a defendant in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. In November 2008, the New Mexico Court of Appeals reversed the trial court decision granting summary judgment as to certain defendants, including PM USA. On February 27, 2009, the New Mexico Supreme Court granted the petition for writ of certiorari filed by PM USA and the other defendants. The case in Kansas is pending; there is no trial date.

Cases Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a recent change in California law, which, in two July 2006 opinions, the California Supreme Court ruled applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs have appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. In November 2006, the California Supreme Court accepted review of the appellate court’s decision. The California Supreme Court heard the appeal on March 3, 2009.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2004, a lawsuit (Gurevitch) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2005, defendants’ motion to dismiss was granted; however, plaintiffs’ motion for leave to amend the complaint was also granted, and plaintiffs filed an amended complaint in September 2005. In October 2005, the court stayed this action pending the California Supreme Court’s rulings on two cases not involving PM USA. In July 2006, the California Supreme Court issued rulings in the two cases and held that a recent change in California law known as Proposition 64, which limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations, properly applies to pending cases. In September 2006, the stay was lifted and defendants filed their demurrer to plaintiffs’ amended complaint. In March 2007, the court, without ruling on the demurrer, again stayed the action pending rulings from the California Supreme Court in another case involving Proposition 64 (Brown, described above) that is relevant to PM USA’s demurrer.

In September 2005, a purported class action lawsuit (Reynolds) was filed by a California consumer against PM USA alleging that PM USA violated certain California consumer protection laws in connection with the alleged expiration of Marlboro Miles’ proofs of purchase, which could be used in accordance with the terms and conditions of certain time-limited promotions to acquire merchandise from Marlboro catalogues. PM USA’s motion to dismiss the case was denied in March 2006. In September 2006, PM USA filed a motion for summary judgment as to plaintiff’s claims for breach of the implied covenant of good faith and fair dealing. In October 2006, PM USA filed a second summary judgment motion seeking dismissal of plaintiff’s claims under certain California consumer protection statutes. In June 2007, the court denied PM USA’s motions for summary judgment. In January 2008, PM USA’s application for interlocutory review by the United States Court of Appeals for the Ninth Circuit was granted. The Ninth Circuit Court of Appeals heard argument on April 17, 2009.

Ignition Propensity Cases: PM USA is currently a defendant in four wrongful death actions in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case pending in Massachusetts state court (Sarro), PM USA’s motion to dismiss is pending. In a Kentucky state court case (Walker), the court dismissed plaintiffs’ claims in February 2009 and plaintiffs have filed a notice of appeal. The two remaining actions (Green and Hallmark), filed in April 2009, are pending in Alabama state court.

UST Litigation

Types of Cases

Claims related to smokeless tobacco products generally fall within the following categories:

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

Second, UST and/or its tobacco subsidiaries has been named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are six individuals alleging

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

use of USSTC’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. While certain of these actions had not been consolidated for pretrial and trial proceedings, USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 3, 2001.

Third, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, addiction, and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in an action in Florida (Vassallo) and in an action in Connecticut (Hill). The Hill case is set for trial on August 18, 2009.

Antitrust Litigation

Following a previous antitrust action brought against UST by a competitor, Conwood Company L.P., UST was named as a defendant in certain actions brought by indirect purchasers (consumers and retailers) in a number of jurisdictions. As indirect purchasers of UST’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed classes, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the applicable states, that UST has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. In connection with these actions, plaintiffs sought to recover compensatory and statutory damages in an amount not to exceed $75,000 per purported class member or per class member, and certain other relief. The indirect purchaser actions, as filed, were similar in all material respects.

The indirect purchaser actions have been resolved in almost all jurisdictions.

In September 2007, UST entered into a Settlement Agreement to resolve the California class action. In March 2008, the California Superior Court, San Francisco, entered an order granting final approval of the California settlement, entering judgment and dismissing all claims against the settling defendants with prejudice. The court also granted plaintiffs’ motion for attorneys’ fees and costs. A Notice of Appeal from the judgment and order granting final approval of the settlement, and order granting plaintiffs’ attorneys’ fees was filed by an individual class member in April 2008. The California Court of Appeal, First Appellate District, dismissed this appeal on February 26, 2009, pursuant to the stipulation of the parties.

In January 2008, UST entered into a Settlement Agreement to resolve the New Hampshire action. In July 2008, the court entered a final judgment granting final approval of the settlement, including attorneys’ fees and costs, and dismissing the action with prejudice. A Notice of Appeal was filed by an individual class member in August 2008. On April 2, 2009, the New Hampshire Supreme Court affirmed the trial court order and final judgment approving the class action settlement.

In the indirect purchaser action pending in federal court in Pennsylvania, plaintiffs filed a stipulation of dismissal with prejudice on April 6, 2009.

On April 29, 2009, UST entered into a Settlement Agreement to resolve the Massachusetts action. The proposed settlement is subject to court approval.

Pursuant to the settlements in all jurisdictions except California and the proposed settlement in Massachusetts, adult consumers received or will receive coupons redeemable on future purchases of UST’s moist smokeless

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

tobacco products, and UST agreed to pay all related administrative costs and plaintiffs’ attorneys’ fees. The California and proposed Massachusetts settlements are for cash only and do not involve distribution of coupons.

In connection with the settlement of the New Hampshire action, UST has recognized a liability reflecting the costs attributable to coupons expected to be distributed to New Hampshire class members, which will be redeemable on future purchases of UST’s moist smokeless tobacco products, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlement. In connection with the proposed Massachusetts settlement, which is still subject to court approval, UST has recognized a liability for the total amount of the proposed cash settlement.

As of March 31, 2009, the liability associated with UST’s estimated costs to resolve all indirect purchaser actions was $23 million.

Other Litigation

In September 2008, plaintiffs filed a purported class action on behalf of a purported class of UST stockholders in Superior Court in Connecticut to enjoin the proposed acquisition of UST by Altria Group, Inc., alleging, among other things, that UST and/or nine of its directors had violated their fiduciary duties by agreeing to the terms of the acquisition and that Altria Group, Inc. had aided and abetted in the alleged violation. In October 2008, plaintiffs amended the complaint to add allegations concerning UST’s definitive proxy statement and certain benefits payable to UST’s officers in connection with the transaction. The amended complaint also included aiding and abetting claims against UST. In December, 2008, the parties entered into a Memorandum of Understanding to settle this lawsuit and resolve all claims. The settlement amount was immaterial. The process for obtaining court approval is on-going.

Certain Other Actions

IRS Challenges to PMCC Leases: The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) in March 2006. The RAR disallowed benefits pertaining to certain PMCC leveraged lease transactions for the years 1996 through 1999. Altria Group, Inc. has agreed with all conclusions of the RAR, with the exception of the disallowance of benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999. Altria Group, Inc. contests approximately $150 million of tax and net interest assessed and paid with regard to them. The IRS may in the future challenge and disallow more of PMCC’s leveraged lease benefits based on Revenue Rulings, an IRS Notice and subsequent case law addressing specific types of leveraged leases (lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim refunds on a portion of these tax payments and associated interest for the years 1996 and 1997. In March 2008, Altria Group, Inc. and the government filed simultaneous motions for summary judgment. On March 31, 2009, the court denied both motions for summary judgment and scheduled trial for June 15, 2009.

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

Guarantees

At March 31, 2009, Altria Group, Inc. had a $12 million third-party guarantee, related to a divestiture, which was recorded as a liability on its condensed consolidated balance sheet. This guarantee has no specified expiration date. Altria Group, Inc. is required to perform under this guarantee in the event that a third party fails to make contractual payments. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2009, subsidiaries of Altria Group, Inc. were also contingently liable for $17 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI, entered into as a result of the PMI spin-off, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2009 as the fair value of this indemnification is insignificant.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As more fully discussed in Note 15. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities and borrowings under the Revolving Facility and its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, UST completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which UST holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, UST entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require UST to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement becomes exercisable beginning September 11, 2010. As of March 31, 2009, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities under EITF Abstract Topic D-98, Classification and Measurement of Redeemable Securities, as redemption is outside of the control of UST. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the condensed consolidated balance sheet at March 31, 2009.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. New Accounting Standards:

In December 2007 the FASB issued SFAS 160, which changes the reporting for certain minority interests by reporting these as noncontrolling interests within equity. Moreover, SFAS 160 requires that any transactions between an entity and a noncontrolling interest are to be accounted for as equity transactions. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. On January 1, 2009, Altria Group, Inc. adopted SFAS 160 and revised its financial statement presentation accordingly.

Effective January 1, 2009, Altria Group, Inc. adopted EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 addresses the initial measurement of an equity method investment, the impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, and the accounting for changes in the level of ownership or the degree of influence caused by a share issuance by an investee. With the adoption of EITF 08-6, Altria Group, Inc. accounts for share issuances by equity method investees as if it had sold a proportionate share of its investment and recognizes any resulting gain or loss in earnings. This adoption did not have a material impact on Altria Group, Inc.’s first quarter 2009 condensed consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 will expand the disclosures regarding investments held by employer defined benefit pension plans and other postretirement plans, with the purpose of providing additional information related to the valuation methodologies for these assets similar to SFAS 157. Additionally, FSP FAS 132(R)-1 will require disclosures on how investment allocation decisions are made as well as significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. Altria Group, Inc. will amend its annual disclosures accordingly.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require public companies to disclose the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) in interim financial statements, in addition to the current requirement of making those disclosures annually. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Altria Group, Inc. will adopt the additional disclosure requirements of FSP FAS 107-1 and APB 28-1 beginning in the interim period ended June 30, 2009.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance is not expected to have an impact on Altria Group, Inc.’s consolidated financial statements; however, we will continue to evaluate the impact of changing market conditions as they relate to Altria Group, Inc.’s annual valuation of pension assets.

Note 15. Condensed Consolidating Financial Information:

PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities and borrowings under the Revolving Facility and its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria Group, Inc.’s obligations under the guaranteed debt instruments (the “Obligations”).

The Guarantees provide that PM USA fully and unconditionally guarantees the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Obligations. The liability of PM USA under the Guarantees is absolute and unconditional irrespective of any lack of validity, enforceability or genuineness of any provision of any agreement or instrument relating thereto; any change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations, or any other amendment or

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

waiver of or any consent to departure from any agreement or instrument relating thereto; any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any other guarantee, for all or any of the Obligations; or any other circumstance that might otherwise constitute a defense available to, or a discharge of, Altria Group, Inc. or PM USA.

The obligations of PM USA under the Guarantees are limited to the maximum amount as will, after giving effect to such maximum amount and all other contingent and fixed liabilities of PM USA that are relevant under Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar federal or state law to the extent applicable to the Guarantees, result in PM USA’s obligations under the Guarantees not constituting a fraudulent transfer or conveyance. For this purpose, “Bankruptcy Law” means Title 11, U.S. Code, or any similar federal or state law for the relief of debtors.

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

At March 31, 2009, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, condensed consolidating statements of earnings for the three months ended March 31, 2009 and 2008, and condensed consolidating statements of cash flows for the three months ended March 31, 2009 and 2008 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”) (in millions of dollars). The financial information is based on Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. accounts for investments in these subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

March 31, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$3,835	$2	$21	$-	$3,858

Receivables, net	2	16	68		86

Inventories:
Leaf tobacco		708	322		1,030
Other raw materials		152	30		182
Finished product		339	482		821

		1,199	834		2,033

Due from Altria Group, Inc. and subsidiaries	559	4,327	565	(5,451)
Deferred income taxes	58	1,559	134		1,751
Other current assets	3	193	155		351

Total current assets	4,457	7,296	1,777	(5,451)	8,079

Property, plant and equipment, at cost	2	4,805	1,242		6,049
Less accumulated depreciation	1	2,883	321		3,205

	1	1,922	921		2,844

Goodwill			4,998		4,998
Other intangible assets, net		280	11,872		12,152
Investment in SABMiller	4,354				4,354
Investment in consolidated subsidiaries	5,916			(5,916)
Due from Altria Group, Inc. and subsidiaries	8,000			(8,000)
Other assets	732	298	125		1,155

Total consumer products assets	23,460	9,796	19,693	(19,367)	33,582

Financial services
Finance assets, net			5,046		5,046
Due from Altria Group, Inc. and subsidiaries			1,290	(1,290)
Other assets			28		28

Total financial services assets			6,364	(1,290)	5,074

TOTAL ASSETS	$23,460	$9,796	$26,057	$(20,657)	$38,656

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

March 31, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Short-term borrowings	$835	$-	$-	$-	$835
Current portion of long-term debt		135	240		375
Accounts payable	71	215	129		415
Accrued liabilities:
Marketing		297	6		303
Taxes, except income taxes		135	17		152
Employment costs	22	26	59		107
Settlement charges		5,030	4		5,034
Other	349	878	446		1,673
Income taxes	(229)	424	(151)		44
Dividends payable	666				666
Due to Altria Group, Inc. and subsidiaries	5,672	123	946	(6,741)

Total current liabilities	7,386	7,263	1,696	(6,741)	9,604

Long-term debt	11,060		900		11,960
Deferred income taxes	1,342	(491)	2,973		3,824
Accrued pension costs	217	416	952		1,585
Accrued postretirement health care costs		1,715	611		2,326
Due to Altria Group, Inc. and subsidiaries			8,000	(8,000)
Other liabilities	677	397	175		1,249

Total consumer products liabilities	20,682	9,300	15,307	(14,741)	30,548

Financial services
Debt			500		500
Deferred income taxes			4,286		4,286
Other liabilities			509		509

Total financial services liabilities			5,295		5,295

Total liabilities	20,682	9,300	20,602	(14,741)	35,843

Contingencies

Redeemable noncontrolling interest			32		32

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	6,159	412	6,345	(6,757)	6,159
Earnings reinvested in the business	22,058	1,394	(157)	(1,237)	22,058
Accumulated other comprehensive losses	(2,171)	(1,310)	(777)	2,087	(2,171)

	26,981	496	5,420	(5,916)	26,981

Less cost of repurchased stock	(24,203)				(24,203)

Total stockholders’ equity attributable to Altria Group, Inc.	2,778	496	5,420	(5,916)	2,778

Noncontrolling interests			3		3

Total stockholders’ equity	2,778	496	5,423	(5,916)	2,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,460	$9,796	$26,057	$(20,657)	$38,656

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

December 31, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$7,910	$1	$5	$-	$7,916

Receivables, net	2	21	21		44

Inventories:
Leaf tobacco		710	17		727
Other raw materials		139	6		145
Finished product		191	6		197

		1,040	29		1,069

Due from Altria Group, Inc. and subsidiaries	293	3,078	466	(3,837)
Deferred income taxes	58	1,574	58		1,690
Other current assets	192	82	83		357

Total current assets	8,455	5,796	662	(3,837)	11,076

Property, plant and equipment, at cost	2	4,792	550		5,344
Less accumulated depreciation	1	2,851	293		3,145

	1	1,941	257		2,199

Goodwill			77		77
Other intangible assets, net		283	2,756		3,039
Investment in SABMiller	4,261				4,261
Investment in consolidated subsidiaries	1,349			(1,349)
Due from Altria Group, Inc. and subsidiaries	2,000			(2,000)
Other assets	688	286	106		1,080

Total consumer products assets	16,754	8,306	3,858	(7,186)	21,732

Financial services
Finance assets, net			5,451		5,451
Due from Altria Group, Inc. and subsidiaries			761	(761)
Other assets			32		32

Total financial services assets			6,244	(761)	5,483

TOTAL ASSETS	$16,754	$8,306	$10,102	$(7,947)	$27,215

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

December 31, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Current portion of long-term debt	$-	$135	$-	$-	$135
Accounts payable	72	282	156		510
Accrued liabilities:
Marketing		373	1		374
Taxes, except income taxes		94	4		98
Employment costs	27	48	173		248
Settlement charges		3,984			3,984
Other	206	681	241		1,128
Dividends payable	665				665
Due to Altria Group, Inc. and subsidiaries	3,925	348	325	(4,598)

Total current liabilities	4,895	5,945	900	(4,598)	7,142

Long-term debt	6,839				6,839
Deferred income taxes	1,295	(509)	(435)		351
Accrued pension costs	228	425	740		1,393
Accrued postretirement health care costs		1,700	508		2,208
Due to Altria Group, Inc. and subsidiaries			2,000	(2,000)
Other liabilities	669	447	92		1,208

Total consumer products liabilities	13,926	8,008	3,805	(6,598)	19,141

Financial services
Debt			500		500
Deferred income taxes			4,644		4,644
Other liabilities			102		102

Total financial services liabilities			5,246		5,246

Total liabilities	13,926	8,008	9,051	(6,598)	24,387

Contingencies

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	6,350	412	1,938	(2,350)	6,350
Earnings reinvested in the business	22,131	1,215	(119)	(1,096)	22,131
Accumulated other comprehensive losses	(2,181)	(1,329)	(777)	2,106	(2,181)

	27,235	298	1,051	(1,349)	27,235

Less cost of repurchased stock	(24,407)				(24,407)

Total stockholders’ equity attributable to Altria Group, Inc.	2,828	298	1,051	(1,349)	2,828

Noncontrolling interest

Total stockholders’ equity	2,828	298	1,051	(1,349)	2,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,754	$8,306	$10,102	$(7,947)	$27,215

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended March 31, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$3,898	$625	$-	$4,523
Cost of sales		1,620	150		1,770
Excise taxes on products		680	31		711

Gross profit		1,598	444		2,042
Marketing, administration and research costs	103	475	139		717
Exit costs		19	109		128
Amortization of intangibles		3	3		6

Operating income	(103)	1,101	193		1,191
Interest and other debt expense (income), net	187	(3)	152		336
Equity earnings in SABMiller	(106)				(106)

(Loss) earnings from continuing operations before income taxes	(184)	1,104	41		961
(Benefit) provision for income taxes	(75)	425	22		372
Equity earnings of subsidiaries	698			(698)

Net earnings	589	679	19	(698)	589
Net earnings attributable to noncontrolling interests

Net earnings attributable to Altria Group, Inc.	$589	$679	$19	$(698)	$589

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended March 31, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$4,233	$177	$-	$4,410
Cost of sales		1,862	25		1,887
Excise taxes on products		791	15		806

Gross profit		1,580	137		1,717
Marketing, administration and research costs	43	546	59		648
Exit costs	74	11	173		258
(Gain) loss on sale of corporate headquarters building	(407)		3		(404)
Amortization of intangibles			2		2

Operating income	290	1,023	(100)		1,213
Interest and other debt expense (income), net	84	(133)	33		(16)
Loss on early extinguishment of debt	386		7		393
Equity earnings in SABMiller	(143)				(143)

(Loss) earnings from continuing operations before income taxes	(37)	1,156	(140)		979
(Benefit) provision for income taxes	(28)	434	(41)		365
Equity earnings of subsidiaries	2,463			(2,463)

Earnings (loss) from continuing operations	2,454	722	(99)	(2,463)	614
Earnings from discontinued operations, net of income taxes			1,901		1,901

Net earnings	2,454	722	1,802	(2,463)	2,515
Net earnings attributable to noncontrolling interests			(61)		(61)

Net earnings attributable to Altria Group, Inc.	$2,454	$722	$1,741	$(2,463)	$2,454

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$19	$2,127	$(103)	$-	$2,043

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(36)	(7)		(43)
Acquisition of UST Inc., net of acquired cash			(10,244)		(10,244)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(6,000)		6,000
Other		(5)	(53)		(58)
Financial services
Proceeds from finance assets			464		464

Net cash used in investing activities	(6,000)	(41)	(3,840)		(9,881)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	835		(205)		630
Long-term debt issued	4,221				4,221
Dividends paid on Altria Group, Inc. common stock	(661)				(661)
Issuance of Altria Group, Inc. common stock	11				11
Financing fees and debt issuance costs	(132)				(132)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(2,924)	(1,474)	4,398
Cash dividends received from/(paid by) subsidiaries	557	(500)	(57)
Other	(1)	(111)	(177)		(289)

Net cash provided by (used in) financing activities	1,906	(2,085)	3,959		3,780

Cash and cash equivalents:
(Decrease) increase	(4,075)	1	16	-	(4,058)
Balance at beginning of period	7,910	1	5		7,916

Balance at end of period	$3,835	$2	$21	$-	$3,858

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities, continuing operations	$(124)	$2,274	$(215)	$-	$1,935
Net cash provided by operating activities, discontinued operations			1,666		1,666

Net cash (used in) provided by operating activities	(124)	2,274	1,451	-	3,601

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(32)	(13)		(45)
Proceeds from sale of corporate headquarters building	525				525
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(568)		568
Other		1	108		109
Financial services
Proceeds from finance assets			122		122

Net cash (used in) provided by investing activities, continuing operations	(43)	(31)	785		711
Net cash used in investing activities, discontinued operations			(317)		(317)

Net cash (used in) provided by investing activities	(43)	(31)	468		394

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt repaid	(2,256)		(568)		(2,824)
Dividends paid on Altria Group, Inc. common stock	(1,583)				(1,583)
Issuance of Altria Group, Inc. common stock	35				35
Philip Morris International Inc. dividends paid to Altria Group, Inc.	3,019				3,019
Tender and consent fees related to the early extinguishment of debt	(368)		(3)		(371)
Changes in amounts due to/from Philip Morris International Inc.	(699)				(699)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	805	(920)	115
Cash dividends received from/(paid by) subsidiaries	1,165	(1,165)
Other	25	(158)	(119)		(252)

Net cash provided by (used in) financing activities, continuing operations	143	(2,243)	(575)		(2,675)
Net cash used in financing activities, discontinued operations			(1,648)		(1,648)

Net cash provided by (used in) financing activities	143	(2,243)	(2,223)		(4,323)

Effect of exchange rate changes on cash and cash equivalents:
Discontinued operations			(126)		(126)

Cash and cash equivalents, continuing operations:
Decrease	(24)	-	(5)	-	(29)
Balance at beginning of period	4,835	1	6		4,842

Balance at end of period	$4,811	$1	$1	$-	$4,813

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

At March 31, 2009, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST Inc. (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 28.5% economic and voting interest in SABMiller plc (“SABMiller”) at March 31, 2009. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists principally of cash received from the payment of dividends by its subsidiaries.

As discussed in Note 2. UST Acquisition to the condensed consolidated financial statements (“Note 2”), on January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST, whose direct and indirect wholly-owned subsidiaries include U.S. Smokeless Tobacco Company (“USSTC”) and Ste. Michelle Wine Estates (“Ste. Michelle”). As a result of the acquisition, UST has become an indirect wholly-owned subsidiary of Altria Group, Inc.

Beginning with the first quarter of 2009, Altria Group, Inc. revised its reportable segments to reflect the change in the way in which Altria Group, Inc.’s management reviews the business as a result of the acquisition of UST. At March 31, 2009, Altria Group, Inc.’s reportable segments were cigarettes, smokeless products, cigars, wine, and financial services.

On March 28, 2008, Altria Group, Inc. distributed all of its interest in Philip Morris International Inc. (“PMI”) to Altria Group, Inc.’s stockholders in a tax-free distribution. Altria Group, Inc. has reflected the results of PMI prior to the distribution date as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

In the first quarter of 2009, Altria Group, Inc. completed the acquisition of UST and began to integrate it into its family of companies. In addition, Altria Group, Inc. issued $4.2 billion of long-term notes and completed all long-term financing related to the acquisition of UST.

Consolidated Operating Results for the Three Months Ended March 31, 2009 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the three months ended March 31, 2009, from the three months ended March 31, 2008, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the three months ended March 31, 2008	$614	$0.29

2008 Exit, implementation and integration costs	172	0.08
2008 Gain on sale of corporate headquarters building	(263)	(0.12)
2008 Loss on early extinguishment of debt	256	0.12

Subtotal 2008 items	165	0.08

2009 Exit, implementation and integration costs	(105)	(0.05)
2009 UST acquisition-related costs	(117)	(0.06)

Subtotal 2009 items	(222)	(0.11)

Change in tax rate	3
Fewer shares outstanding		0.01
Operations	29	0.01

For the three months ended March 31, 2009	$589	$0.28

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Shares Outstanding – Fewer shares outstanding during the three months ended March 31, 2009 compared with the prior year period were due primarily to shares repurchased by Altria Group, Inc. during the second quarter of 2008 under its share repurchase program, which was suspended in January 2009.

Operations – The increase of $29 million shown in the table above was due primarily to the following:

•	Acquisition of UST, which is reflected in the smokeless products and wine segments (see Note 2);

•	Higher income from cigarettes, cigars and financial services; and

•	Lower general corporate expenses;

partially offset by:

•	Higher interest and other debt expense, net, due to the issuance of senior unsecured long-term notes in November and December 2008, and February 2009 to finance the acquisition of UST; and

•	Lower equity earnings in SABMiller.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2009 Forecasted Results – In April 2009, Altria Group, Inc. announced that 2009 full-year reported diluted EPS from continuing operations are expected to be in a range of $1.47 to $1.52, which includes approximately $0.23 per share of estimated charges as detailed in the table below, as compared with 2008 full-year reported diluted EPS from continuing operations of $1.48, which includes $0.17 per share of net charges as detailed in the table below. Anticipated 2009 full-year adjusted diluted EPS from continuing operations, which excludes the charges in the table below, represent a growth rate of 3% to 6% over 2008 full-year adjusted diluted EPS from continuing operations. The 2009 forecast reflects higher tobacco excise taxes, investment spending on smokeless tobacco brands, ongoing cost reduction initiatives, increased pension expenses and no share repurchases. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Net Charges Included In Reported Diluted EPS from Continuing Operations

	2009	2008

Exit, integration and implementation costs	$0.17	$0.15
Gain on sale of corporate headquarters building		(0.12)
Loss on early extinguishment of debt		0.12
SABMiller intangible asset impairments		0.03
UST acquisition-related costs	0.06	0.02
Tax items		(0.03)

	$0.23	$0.17

Adjusted diluted EPS from continuing operations is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain income and expense items that management believes are not part of underlying operations are excluded from adjusted diluted EPS because such items can obscure underlying business trends. Management believes it is appropriate to disclose this non-GAAP financial measure to help investors analyze underlying business performance and trends. Such adjusted measures are regularly provided to management for use in the evaluation of segment performance and allocation of resources. This information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

See pages 87-90 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Three Months Ended March 31,
	2009	2008
	(in millions)
Net revenues:
Cigarettes	$3,896	$4,233
Smokeless products	298
Cigars	115	91
Wine	75
Financial services	139	86

Net revenues	$4,523	$4,410

Excise taxes on products:
Cigarettes	$680	$791
Smokeless products	12
Cigars	16	15
Wine	3

Excise taxes on products	$711	$806

Operating income:
Operating companies income (loss):
Cigarettes	$1,143	$1,040
Smokeless products	(2)
Cigars	54	41
Wine	1
Financial services	120	74
Amortization of intangibles	(6)	(2)
Gain on sale of corporate headquarters building		404
General corporate expenses	(53)	(97)
UST transaction costs	(60)
Corporate exit costs	(6)	(247)

Operating income	$1,191	$1,213

As discussed in Note 11. Segment Reporting to the condensed consolidated financial statements, management reviews operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the three months ended March 31, 2009 and 2008, affected the comparability of statement of earnings amounts.

•	Acquisition of UST – In January 2009, Altria Group, Inc. acquired UST, the results of which are reflected in the smokeless products and wine segments (see Note 2).

•	Exit, Implementation and Integration Costs – For the three months ended March 31, 2009 and 2008, pre-tax exit, implementation and integration costs consisted of the following (in millions):

	For the Three Months Ended March 31, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$19	$18	$-	$37
Smokeless products	101		15	116
Cigars			3	3
Wine	2		1	3
General corporate	6			6

Total	$128	$18	$19	$165

	For the Three Months Ended March 31, 2008
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$11	$15	$-	$26
Cigars			2	2
General corporate	247			247

Total	$258	$15	$2	$275

For further details on exit, implementation and integration costs, see Note 3. Exit, Implementation and Integration Costs to the condensed consolidated financial statements.

Altria Group, Inc. continues to have aggressive company-wide cost management programs, which include the restructuring programs discussed in Note 3. For the three months ended March 31, 2009, Altria Group, Inc. achieved $140 million in cost savings for a total cost savings of $780 million since January 1, 2007. Altria Group, Inc. expects to achieve approximately $720 million in additional cost savings by 2011, for total cost reductions of $1.5 billion versus 2006, as shown in the table below.

	Cost Reduction Initiatives
	Cost Savings Achieved
	For the Years Ended December 31, 2007 and 2008	For the Three Months Ended March 31, 2009	Additional Cost Savings Expected by 2011	Total Cost Savings Expected
	(in millions)
Corporate expense and selling, general and administrative	$640	$140	$532	$1,312
Manufacturing optimization program			188	188

Total cost reduction initiatives	$640	$140	$720	$1,500

Altria Group, Inc. expects to generate an estimated $300 million in UST integration cost savings by 2011. These integration cost savings are included in the “Corporate expense and selling, general and administrative” line item above.

The manufacturing optimization program is expected to entail capital expenditures of approximately $230 million. Capital expenditures for the program of $25 million were made during the first quarter of 2009, for a total of $146 million since inception.

•	UST Acquisition-Related Costs – In connection with the acquisition of UST, Altria Group, Inc. incurred the following during the three months ended March 31, 2009:

¡

transaction costs of $60 million, which consisted primarily of investment banking and legal fees. These amounts are included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings;

¡

increased cost of sales of $17 million ($12 million and $5 million to the smokeless products and wine segments, respectively), relating to the fair value purchase accounting adjustment of UST’s inventory at the acquisition date that was sold during the period; and

¡

structuring and arrangement fees of $87 million for borrowings under a 364-day term bridge loan facility (the “Bridge Facility”), which was terminated in February 2009, upon the issuance of $4.2 billion of senior unsecured long-term notes. These amounts are included in interest and other debt expense (income), net on Altria Group, Inc.’s condensed consolidated statements of earnings.

•

Income Taxes – The income tax rate of 38.7% for the first quarter of 2009 increased 1.4 percentage points from 37.3% for the first quarter of 2008, due primarily to certain costs incurred in the first quarter of 2009 related to the acquisition of UST that are not deductible for tax purposes.

•

Gain on Sale of Corporate Headquarters Building – In March 2008, Altria Group, Inc. sold its corporate headquarters building in New York City for $525 million and recorded a pre-tax gain on sale of $404 million.

•

Loss on Early Extinguishment of Debt – In connection with the spin-off of PMI, in the first quarter of 2008, Altria Group, Inc. recorded a pre-tax loss of $393 million on the early extinguishment of debt. See Note 7. Debt to the condensed consolidated financial statements (“Note 7”) for further details.

Consolidated Results of Operations for the Three Months Ended March 31, 2009

The following discussion compares consolidated operating results for the three months ended March 31, 2009, with the three months ended March 31, 2008.

Net revenues, which include excise taxes billed to customers, increased $113 million (2.6%), due primarily to the acquisition of UST.

Excise taxes on products decreased $95 million (11.8%), due primarily to the impact of lower volume in the cigarettes segment, partially offset by the acquisition of UST.

Cost of sales decreased $117 million (6.2%), due primarily to lower cigarettes volume and lower cigarettes promotional volume, partially offset by the acquisition of UST.

Marketing, administration and research costs increased $69 million (10.6%), due primarily to the acquisition of UST (including transaction and integration costs), partially offset by lower marketing, research and general corporate expenses. The lower general corporate expenses reflect cost reduction initiatives.

Operating income decreased $22 million (1.8%), due primarily to the 2008 gain on the sale of the corporate headquarters building, 2009 expenses related to the acquisition of UST and lower equity earnings in SABMiller, partially offset by 2008 charges related to the headquarters relocation, operating results from

UST in 2009, higher operating results from the cigarettes and financial services segments, and lower general corporate expenses.

Interest and other debt expense (income), net, was $336 million of expense for the three months ended March 31, 2009, compared with $16 million of income for the three months ended March 31, 2008. This change was due primarily to the issuance of senior unsecured long-term notes in November and December 2008, and February 2009 to finance the UST acquisition.

Altria Group, Inc.’s income tax rate increased 1.4 percentage points to 38.7%, due primarily to certain costs incurred in the first quarter of 2009 related to the acquisition of UST that are not deductible for tax purposes.

Earnings from continuing operations of $589 million decreased $25 million (4.1%), due primarily to higher interest expense, lower equity earnings in SABMiller and lower operating income, partially offset by the 2008 loss on early extinguishment of debt. Diluted and basic EPS from continuing operations of $0.28, each decreased by 3.4%.

Earnings from discontinued operations, decreased $1,901 million, due to the spin-off of PMI in the first quarter of 2008.

Net earnings attributable to Altria Group, Inc. of $589 million decreased $1,865 million (76.0%). Diluted and basic EPS from net earnings attributable to Altria Group, Inc. of $0.28, each decreased by 75.9%. These decreases reflect the spin-off of PMI in the first quarter of 2008.

Operating Results by Business Segment

Tobacco Space

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Tobacco Use

The United States tobacco industry faces a number of challenges that may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, which are discussed below and in Cautionary Factors That May Affect Future Results, include:

•	pending and threatened litigation and bonding requirements as discussed in Note 13. Contingencies to the condensed consolidated financial statements (“Note 13”);

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

•	actual and proposed excise tax increases as well as changes in tax structures and tax stamping requirements;

•	actual and proposed restrictions affecting tobacco product manufacturing, marketing, advertising and sales;

•	the sale of counterfeit tobacco products by third parties;

•	the sale of tobacco products by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the potential assertion of claims and other issues, relating to contraband shipments of tobacco products;

•	governmental investigations;

•	governmental and private bans and restrictions on tobacco use;

•	governmental restrictions on the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packing sizes;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates to further restrict tobacco use;

•	governmental requirements setting ignition propensity standards for cigarettes;

•	potential adverse changes in tobacco price, availability and quality; and

•	other actual and proposed tobacco product legislation and regulation.

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

Effective April 1, 2009, the federal excise tax (“FET”) on cigarettes increased from 39 cents per pack to approximately $1.01 per pack; on snuff from 58.5 cents per pound to $1.51 per pound; and on large cigars from 20.72% of the manufacturer’s price (capped at 5 cents per cigar) to 52.75% of manufacturer’s price (capped at 40.26 cents per cigar). The legislation enacting this FET increase included a floor stock tax provision that requires persons holding FET-paid tobacco products for sale (other than large cigars) on April 1, 2009 to pay the difference between the old and new rates, minus a $500 tax credit.

State and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, between the end of 1998 and the end of 2008, the weighted year-end average state and certain local cigarette excise taxes increased from $0.36 to $1.12 per pack. As of May 1, 2009, three states have enacted cigarette excise tax increases in 2009, which, when implemented, will increase the weighted average state excise tax to $1.14 per pack. Additionally, Puerto Rico has enacted a cigarette excise tax increase in 2009 that has not yet been implemented.

Tax increases are expected to continue to have an adverse impact on sales of tobacco products by our tobacco subsidiaries, due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

A majority of states currently tax moist smokeless tobacco products using an ad valorem method, which is calculated as a percentage of wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on moist smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax results in cans of equal weight paying the same tax. Fourteen states currently use a weight-based tax methodology for moist smokeless tobacco.

Food and Drug Administration (the “FDA”) Regulations: On April 2, 2009, the United States House of Representatives passed bipartisan legislation (HR1256) to provide the FDA with broad authority to regulate tobacco products. This legislation has moved to the Senate. The Obama administration has expressed its support for this legislation. Alternate legislation for the federal regulation of tobacco has also been introduced in the Senate.

If enacted, such legislation would grant the FDA broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products and disclosures of related information. The legislation also would grant the FDA authority to extend the application of this legislation, by regulation, to other tobacco products, including cigars. Among other measures, this legislation would:

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

•

prohibit cigarettes with characterizing flavors other than menthol and tobacco (under the version of the legislation previously approved by the United States House of Representatives, a scientific advisory committee would study the impact of the use of menthol in cigarettes on the public health);

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

Under this legislation, significant new restrictions also could be imposed on the advertising and promotion of tobacco products. For example, subject to further amendment by the FDA and constitutional or other legal challenge, the legislation would require the re-promulgation by the FDA of certain advertising and promotion restrictions that were previously adopted by the FDA in 1996, in connection with the FDA’s prior effort — which ultimately was overturned by the United States Supreme Court in 2000 — to regulate cigarettes and smokeless tobacco products as a drug and device. Among other measures, those 1996 regulations included substantial restrictions on the advertising and promotion of cigarettes and smokeless tobacco products that extended significantly beyond the restrictions agreed upon by participating manufacturers in connection with the state settlement agreements discussed below.

Whether Congress will grant the FDA broad authority over tobacco products, and the precise nature and execution of that authority, if granted, cannot be predicted. If the FDA were granted such authority, regulations imposed by the FDA could impact consumer acceptability of tobacco products.

Altria Group, Inc. believes that tough but reasonable federal regulation could benefit consumers, shareholders and other stakeholders by creating a regulatory framework: (1) under which all tobacco product manufacturers and importers doing business in the United States would operate at the same high standards; (2) for the pursuit of tobacco product alternatives that are less harmful than conventional cigarettes; and (3) that would provide for transparent, scientifically grounded, and accurate communication about tobacco products to consumers.

The World Health Organization’s (“WHO’s”) Framework Convention on Tobacco Control (the “FCTC”): The FCTC entered into force on February 27, 2005. As of May 1, 2009, 164 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

•	establish specific actions to prevent youth tobacco product use;

•	restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship;

•	initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting;

•	implement regulations imposing product testing, disclosure and performance standards;

•	impose health warning requirements on packaging;

•	adopt measures that would eliminate tobacco product smuggling and counterfeit tobacco products;

•	restrict smoking in public places;

•	implement fiscal policies (tax and price increases);

•	adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of tobacco product is safer than another;

•	phase out duty-free tobacco product sales;

•	encourage litigation against tobacco product manufacturers; and

•	adopt and implement guidelines for “testing and measuring the contents and emissions of tobacco products.”

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

Laws Addressing Certain Characterizing Flavors: In a number of states, legislation has been proposed which would prohibit the sale of certain tobacco products with certain characterizing flavors. The proposed legislation varies in terms of the type of tobacco products subject to prohibition, the conditions under which the sale of such products would be prohibited, and exceptions to the prohibitions. To date, Maine and New Jersey are the only states in which such a prohibition has been enacted. The provisions of the Maine law, which affect cigarette and cigar products, take effect in July 2009, and covered products may be granted exemptions under that state’s law. The New Jersey law became effective on January 1, 2009; it prohibits the sale or marketing of cigarettes with characterizing flavors other than tobacco, menthol and clove. PM USA does not currently manufacture or market cigarettes with a characterizing flavor other than menthol or tobacco, which are permitted under the Maine and New Jersey laws, as well as the FDA legislation referenced above. Middleton has submitted filings for certain brand styles in Maine, stating that its products are not subject to the state’s prohibition or, in any event, should be exempted. Whether other states will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted.

Tar and Nicotine Test Methods and Brand Descriptors: In the past, a number of public health organizations determined that the existing standardized machine-based methods for measuring tar and nicotine yields in cigarettes did not provide useful information about tar and nicotine deliveries and that such results were misleading to smokers. For example, in the 2001 publication of Monograph 13, the United States National Cancer Institute (“NCI”) concluded that measurements based on the Federal Trade Commission (“FTC”) standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” Thereafter, the FTC stated that it would work with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors. That petition remains pending. In November 2008, the FTC issued a notice rescinding its 1966 guidance that set forth the FTC’s former position that it is generally not a violation of the Federal Trade Commission Act to make factual statements of the tar and nicotine yields of cigarettes when statements of such yields are supported by the FTC’s standardized measurement method.

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

In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly challenged the use of cigarette descriptors — such as “light,” “mild,” and “low tar” — that are based in part on measurements produced by those methods. For example, as noted above, the FDA legislation previously referenced would ban descriptors such as “light” and “low tar” (unless expressly authorized by the FDA). In addition, as discussed in Note 13, in August 2006, a federal trial court entered judgment in favor of the United States government in its lawsuit against various cigarette manufacturers and others, including PM USA and Altria Group, Inc., and enjoined the defendants from using brand descriptors, such as “lights,” “ultra-lights” and “low tar.” In October 2006, the United States Court of Appeals for the District of Columbia Circuit stayed enforcement of the judgment pending its review of the trial court’s decision.

Tobacco Quota Buy-Out: In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by four of the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. For a discussion of the NTGST, see Note 13. Manufacturers and importers of tobacco products were also obligated to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program, which disposition is complete. PM USA, Middleton and UST’s subsidiary, U.S. Smokeless Tobacco Company (“USSTC”), are subject to the requirements of FETRA. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2009 and beyond.

Health Effects of Tobacco Consumption and Exposure to Environmental Tobacco Smoke (“ETS”): It is the policy of Altria Group, Inc. and its tobacco subsidiaries to defer to the judgment of public health authorities as to the content of warnings in advertisements and on product packaging regarding the health effects of tobacco consumption, addiction and exposure to ETS. Altria Group, Inc. and its tobacco subsidiaries believe that the public should be guided by the messages of the United States Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products. PM USA and Middleton have established websites that include, among other things, the views of public health authorities on tobacco consumption, disease causation in tobacco consumers, addiction and ETS. These sites advise tobacco consumers and those considering tobacco consumption to rely on the messages of public health authorities in making all tobacco related decisions. In connection with its integration into the Altria Group, Inc. family of companies, USSTC has established a website with comparable information.

Reports with respect to the health effects of cigarette smoking have been publicized for many years, including in a June 2006 United States Surgeon General report on ETS entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Many jurisdictions within the United States have restricted smoking in public places. The pace and scope of public smoking bans have increased significantly. Some public health groups have called for, and some jurisdictions have adopted or proposed, bans on smoking in outdoor places, in private apartments and in cars with minors in them. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure. Although most regulation of ETS exposure to date has been done at the state or local level through bans in public establishments, the State of California has been particularly active in evaluating the health risks of ETS exposure. Currently, the California Air Resources Board under its toxic air contaminant program and the California Office of Environmental Health Hazard Assessment under California Proposition 65 are developing programs to regulate ETS exposures in California. Those programs have not yet been fully developed and there is no specific timeframe for them to be completed.

Reduced Cigarette Ignition Propensity Legislation: Legislation or regulation requiring cigarettes to meet reduced ignition propensity standards has been adopted or is being considered in a vast majority of the states. New York State implemented ignition propensity standards in June 2004. As of May 1, 2009, comparable standards have been enacted by forty-one other states and the District of Columbia. Based upon the legislation that has been enacted to date, as of January 1, 2010, ignition propensity standards will be in effect in thirty-eight states and the District of Columbia, covering more than eighty percent of PM USA cigarette volume. PM USA is presently developing plans for converting all cigarette production to cigarettes meeting reduced ignition propensity standards.

PM USA supports the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards and apply to all cigarettes sold in the United States. Although PM USA believes that a national standard is the most appropriate way to address the issue, it has been actively supporting the adoption of laws at the state level that require all manufacturers to comply with the standard first adopted in New York. PM USA anticipates that a number of remaining states will adopt ignition propensity standards in 2009.

Illicit Trade: Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. For example, at the federal level, one bill that was passed by the United States House of Representatives in 2008, and which has been reintroduced in the House in 2009, would address illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery and sale of such products and would make such products non-mailable to consumers through the United States Postal Service. Altria Group, Inc. and its

tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, PM USA is engaged in a number of initiatives to help prevent contraband trade in cigarettes, including: enforcement of PM USA wholesale and retail trade policies on trade in contraband cigarettes and Internet/remote sales; engagement with and support of law enforcement and regulatory agencies; litigation to protect the company’s trademarks; and support for a variety of federal and state legislative initiatives. PM USA’s legislative initiatives to address contraband trade in cigarettes are designed to better control and protect the legitimate channels of distribution, impose more stringent penalties for the violation of laws and provide additional tools for law enforcement.

State Settlement Agreements: As discussed in Note 13, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims (collectively, the “State Settlement Agreements”). These settlements require participating manufacturers to make substantial annual payments. The settlements also place numerous restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement, and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

In November 1998, UST entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with the attorneys general of various states and United States territories to resolve the remaining health care cost reimbursement cases initiated against UST. The STMSA required UST to adopt various marketing and advertising restrictions and make certain payments over a minimum of ten years for programs to reduce youth consumption of tobacco and combat youth substance abuse and for enforcement purposes. UST is the only smokeless tobacco manufacturer to sign the STMSA.

Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain packing sizes; require tax stamping of moist smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products.

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

Governmental Investigations: From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. Altria Group, Inc. and its subsidiaries cannot predict whether new investigations may be commenced.

Tobacco Price, Availability and Quality: Shifts in crops driven by economic conditions and adverse weather patterns, government mandated prices and production control programs may increase or decrease the cost or reduce the quality of tobacco and other agricultural products used to manufacture our products. As with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns. Tobacco production in certain countries is subject to a variety of controls, including governmental mandated prices and production control programs. Changes in the patterns of demand for agricultural products and the cost of tobacco production could cause tobacco leaf prices to increase and could result in farmers growing less tobacco. Any significant change in the price of tobacco leaf, quality and availability could affect our tobacco subsidiaries’ profitability and business.

Operating Results – Three Months Ended March 31, 2009

The following discussion compares tobacco space operating results for the three months ended March 31, 2009, with the three months ended March 31, 2008.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income (Loss)
	2009	2008	2009	2008
	(in millions)
Cigarettes	$3,896	$4,233	$1,143	$1,040
Smokeless products	298		(2)
Cigars	115	91	54	41

Total tobacco space	$4,309	$4,324	$1,195	$1,081

Cigarettes segment. Net revenues, which include excise taxes billed to customers, decreased $337 million (8.0%), due primarily to lower volume ($742 million), partially offset by list price increases and lower promotional allowance rates ($407 million).

Operating companies income increased $103 million (9.9%), due primarily to list price increases, lower promotional allowance rates and decreased promotional volume (aggregating $467 million), and lower marketing, administration and research costs ($84 million), partially offset by lower volume ($427 million) and higher exit and implementation costs ($11 million) primarily related to the previously announced closure of the Cabarrus, North Carolina cigarette manufacturing facility.

PM USA’s domestic cigarette shipment volume was 34.4 billion units, a decrease of 14.2% or 5.7 billion units, but was estimated to be down 5.7% when adjusted for changes in trade inventories and calendar differences. In March 2009, PM USA’s shipment volume was negatively impacted as wholesalers and retailers depleted their inventories of PM USA’s brands in anticipation of the April 1, 2009 federal excise tax (“FET”) increase. PM USA believes that trade inventory levels were reduced towards the end of the first quarter of 2009 to minimize floor tax payments. In April 2009, the trade began to rebuild their inventories of PM USA’s brands. Total cigarette industry volume was down an estimated 5% in the first quarter of 2009 when adjusted for trade inventory changes and calendar differences. In the premium segment, PM USA’s shipment volume decreased 13.7%. Marlboro shipment volume decreased 4.1 billion units (12.4%) to 29.1 billion units. In the discount segment, PM USA’s shipment volume decreased 19.6%. Basic shipment volume decreased 0.7 billion units (22.0%) to 2.4 billion units.

The following table summarizes cigarettes segment volume performance by brand, which includes units sold as well as promotional units, and excludes Puerto Rico, U.S. Territories, Overseas Military and Philip Morris Duty Free Inc., for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
	(in billion units)
Marlboro	29.1	33.2
Parliament	0.9	1.3
Virginia Slims	1.2	1.5
Basic	2.4	3.1

Focus Brands	33.6	39.1
Other	0.8	1.0

Total cigarettes	34.4	40.1

Effective in the first quarter of 2009, cigarettes segment retail share results are based on a new retail tracking service, the Information Resources, Inc. (“IRI”)/Capstone Integrated Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. This panel was not designed to capture sales through other channels, including the Internet and direct mail. This new service was developed to provide a comprehensive measure of market share in retail outlets selling cigarettes similar to the previous service by updating the sample and methodology. Market share data for 2008 have been restated to reflect this new service. The following table summarizes PM USA’s retail share performance based on the new retail tracking service:

	For the Three Months Ended March 31,
	2009	2008
Marlboro	42.4%	41.9%
Parliament	1.7	1.9
Virginia Slims	1.9	2.1
Basic	3.6	3.9

Focus Brands	49.6	49.8
Other	1.3	1.4

Total cigarettes	50.9%	51.2%

Effective March 9, 2009, PM USA increased the list price on Marlboro, Parliament, Virginia Slims, Basic and L&M by $0.71 per pack. In addition, PM USA increased the list price on all of its other premium brands by $0.81 per pack.

Effective February 9, 2009, PM USA increased the list price on Marlboro, Parliament, Virginia Slims, Basic and L&M by $0.09 per pack. In addition, PM USA increased the list price on all of its other premium brands by $0.18 per pack.

Effective December 29, 2008, PM USA increased its wholesale promotional allowance on L&M by $0.29 per pack, from $0.26 to $0.55.

Effective December 15, 2008, PM USA reduced its wholesale promotional allowance on Marlboro and Basic by $0.05 per pack, from $0.26 to $0.21, and raised the list price on its other brands, except for L&M, by $0.05 per pack.

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

Smokeless products segment. Altria Group, Inc. acquired UST and its smokeless tobacco business, USSTC, on January 6, 2009. As a result, USSTC’s financial results from January 6 through March 31, 2009 are included in Altria Group, Inc.’s 2009 first quarter consolidated and segment results. The smokeless products segment also includes Marlboro smokeless products sold by PM USA. Net revenues, which include excise taxes billed to customers, were $298 million. As a result of charges related to the acquisition of UST, actions taken to enhance the value equation on moist smokeless tobacco (“MST”) brands and costs associated with Marlboro smokeless products, the smokeless products segment reported an operating companies loss of $2 million. This loss was due primarily to pre-tax charges of $128 million related to the UST acquisition, consisting of employee separation costs ($101 million), integration costs ($15 million) and inventory adjustments ($12 million). Additionally, segment results were further negatively impacted by important steps USSTC took to enhance the value equation of its brands. In February 2009, a special price promotion was implemented in the southeast region to address Copenhagen’s and Skoal’s value equation. In March 2009, USSTC announced a national wholesale incentive program that lowered the list price of some of USSTC’s brands, including Copenhagen and Skoal, by $0.62 per can, effective March 29, 2009.

Effective January 7, 2009, USSTC entered into an agreement with PM USA to leverage PM USA’s distribution network and field sales force to represent USSTC brands. In addition, the agreement provides for various services, including consulting services related to the execution of sales and marketing initiatives.

USSTC’s domestic shipment volume for the period January 6 through March 31, 2009 was 140.6 million cans. Including the volume of 10.9 million cans shipped from January 1 through January 5, 2009, which was prior to the acquisition of UST, total volume for the full quarter was 151.5 million cans. Full quarter MST volume was 5.3% lower than the prior-year quarter but was estimated to be essentially flat when adjusted for changes in trade inventories and promotional programs, as well as increased product returns. In March 2009, USSTC’s shipment volume was negatively impacted as wholesalers and retailers reduced their smokeless product inventories in anticipation of the April 1, 2009 FET increase. USSTC believes that trade inventory levels were reduced towards the end of the first quarter of 2009 to minimize floor tax payments. USSTC’s MST volume was also negatively impacted by the discontinuation of multi-pack deals and increased product returns relating to PM USA’s sales force assuming retail responsibilities in a broader store set than USSTC’s sales force. USSTC believes that total MST industry volume continued to grow at an estimated rate of 6% to 7%.

The following table summarizes USSTC’s MST volume performance by brand (full quarterly results), which includes cans sold as well as promotional units, and excludes international volume:

	For the Three Months Ended March 31,
	2009	2008
	(cans in millions)
Copenhagen	63.8	68.5
Skoal	61.5	65.8
Red Seal/Other	26.2	25.6

Total MST	151.5	159.9

USSTC’s premium MST retail share stabilized in the southeast region following the increased investment spending of the special price promotion. On a national basis, USSTC’s total MST retail share in the first quarter of 2009 was down sequentially 0.3 share points versus the fourth quarter of 2008. Copenhagen’s and Skoal’s national MST retail share each declined sequentially 0.2 share points versus the fourth quarter of 2008. MST retail share results are based on a new retail tracking service provided by IRI, InfoScan Moist Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks MST market share performance. The following table summarizes MST sequential retail share performance (full quarterly results, excluding international volume), based on data from this new service:

	For the Three Months Ended
	March 31, 2009	December 31, 2008
Copenhagen	24.0%	24.2%
Skoal	24.9	25.1
Red Seal/Other	8.4	8.3

Total MST	57.3%	57.6%

Marlboro snus is a spit-free, smokeless tobacco pouch alternative designed especially for adult smokers. In the first quarter of 2009, PM USA revamped the Marlboro snus concept with new packaging, product enhancements and pricing, and expanded into a new test market.

Cigars segment. Net revenues, which include excise taxes billed to customers, increased $24 million (26.4%), due to higher pricing ($14 million) and higher volume ($10 million).

Operating companies income increased $13 million (31.7%), due primarily to higher pricing ($14 million) and higher volume ($7 million), partially offset by increased costs related to the introduction of new retail and wholesale trade programs.

Cigars shipment volume was 345 million units, an increase of 10.4% or 33 million units, driven by Middleton’s leading brand Black & Mild. Unlike cigarettes and MST, there was no floor tax in the FET increase for machine-made large cigars. Accordingly, Middleton believes that its cigar volume growth reflects wholesale inventory accumulation in advance of the FET increase and new product pipeline volume for Black & Mild Wood Tip. In April 2009, wholesalers began depleting their inventories of Middleton’s cigars built up in the first quarter of 2009. Middleton believes that total machine-made large cigar industry volume continued to grow at an estimated rate of 4%.

Middleton’s first quarter 2009 retail share increased 0.8 share points versus the prior-year period to 28.5% of the machine-made large cigar segment, driven by Black & Mild. Retail share for Black & Mild increased 0.9 share points versus the prior-year period to 27.9% of the machine-made large cigar segment. Effective with the first quarter of 2009, cigar retail share results are based on a new retail tracking service provided by IRI, InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks machine-made large cigar market share performance. This new service was developed to provide a representation of retail business performance in key trade channels. Market share data for 2008 have been restated to reflect this new service.

During the first quarter of 2009, Middleton executed the following pricing actions:

•	Effective March 4, 2009, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.40 per five-pack;

•	Effective February 11, 2009, Middleton increased the list price on all of its brands by approximately $0.20 per five-pack; and

•	Effective January 28, 2009, Middleton increased the list price on substantially all of its brands by $0.08 per five-pack.

Wine segment

Business Environment

Ste. Michelle has a leadership position in Washington state wines and owns wineries in or distributes wines from several other wine regions. Ste. Michelle owns Stag’s Leap Wine Cellars and Conn Creek in Napa Valley and Erath in Oregon. Ste. Michelle also distributes Antinori wines in the United States. A key element of Ste. Michelle’s strategy is expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers.

Ste. Michelle’s business is subject to significant competition, including competition from many larger, well established domestic and international companies as well as from many smaller wine producers. Wine segment competition is primarily based on quality, price, consumer and trade wine tastings, competitive wine judging, third-party acclaim and advertising.

Federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. Further regulatory restrictions or additional excise or other taxes on the manufacture and sale of alcoholic beverages may have an adverse effect on Ste. Michelle’s wine business.

Operating Results – Three Months Ended March 31, 2009

Altria Group, Inc. acquired UST and its premium wine business, Ste. Michelle, on January 6, 2009. As a result, Ste. Michelle’s financial results from January 6 through March 31, 2009 are included in Altria Group, Inc.’s 2009 first quarter consolidated and segment results. Net revenues for the wine segment were $75 million. Operating companies income was $1 million, which included pre-tax charges of $8 million related to the UST acquisition, consisting of inventory adjustments, exit and integration costs.

Ste. Michelle’s wine shipment volume of approximately 1.2 million cases was 7.2% lower than the prior-year period. Several factors negatively impacted Ste. Michelle shipment volume in the first quarter of 2009. Ste. Michelle suspended shipments during the first week of January 2009 to take inventory prior to the closing of the UST acquisition. In addition, wholesalers purchased wine in advance of this suspension, and also further reduced their Ste. Michelle inventories in the first quarter of 2009. Ste. Michelle’s volume from wholesale to retail was up approximately 6%, and retail volume as measured by Nielsen Total Wine Database – U.S. Food & Drug, was up approximately 11% in the first quarter of 2009 versus the prior-year period.

The following table summarizes Ste. Michelle’s domestic case volume performance by brand:

	For the Three Months Ended March 31,
	2009	2008
	(cases in thousands)
Chateau Ste. Michelle	370	398
Columbia Crest	403	446
Other	406	427

Total wine	1,179	1,271

Financial services segment

Business Environment

In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the first quarter of 2009 and 2008, proceeds from asset sales and maturities totaled $464 million and $122 million, respectively, and gains totaled $113 million and $45 million, respectively, in operating companies income.

At March 31, 2009 and 2008, the allowance for losses on finance assets was $304 million and $204 million, respectively. There were no changes to the allowance for losses for the three months ended March 31, 2009 and 2008. During the second half of 2008, PMCC increased its allowance for losses by $100 million, primarily as a result of credit rating downgrades of certain lessees and financial market conditions. PMCC continues to monitor economic and credit conditions, and may have to increase its allowance for losses if such conditions worsen.

PMCC’s portfolio remains diversified by lessee, industry segment and asset type. As of March 31, 2009, 72% of PMCC’s lessees were investment grade as measured by Moody’s Investor Services and Standard & Poor’s. Excluding aircraft lease investments, 85% of PMCC’s lessees were investment grade. All of PMCC’s lessees are current on their lease obligations.

PMCC has investments in a number of structured financings in which Ambac Assurance Corporation (“Ambac”) and American International Group, Inc. (“AIG”) provided credit support. In 2008, the credit ratings of Ambac and AIG were downgraded by Moody’s Investor Services and Standard & Poor’s, which triggered requirements for certain lessees in these transactions to post collateral or replace Ambac and AIG as credit support providers. As a result of steps taken in 2008 and 2009, PMCC has remaining indirect exposure on two transactions to Ambac, the risk of which is mitigated by the underlying strength of the lessees, the quality of the leased assets and other structural enhancements.

As discussed in Note 13. Contingencies to the condensed consolidated financial statements (“Note 13”), the IRS has disallowed benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999.

Operating Results

	2009	2008
	(in millions)
Net revenues:
Quarter ended March 31,	$139	$86

Operating companies income:
Quarter ended March 31,	$120	$74

PMCC’s net revenues for the quarter ended March 31, 2009 increased $53 million (61.6%) from the comparable period in 2008, due primarily to higher gains on asset sales. PMCC’s operating companies income for the quarter ended March 31, 2009 increased $46 million (62.2%) from the quarter ended March 31, 2008, due primarily to higher gains on asset sales.

Financial Review

Net Cash Provided by Operating Activities, Continuing Operations

Net cash provided by operating activities on a continuing operations basis was essentially unchanged at $2.0 billion during the first quarter of 2009 as compared with $1.9 billion during the first quarter of 2008.

Net Cash Provided by (Used in) Investing Activities, Continuing Operations

Altria Group, Inc. and its subsidiaries from time to time consider acquisitions as part of their adjacency strategy as evidenced by the acquisition of UST on January 6, 2009. For further discussion, see Note 2.

During the first quarter of 2009, net cash used in investing activities on a continuing operations basis was $9.9 billion, compared with net cash provided of $711 million during the first quarter of 2008. This change was due primarily to the acquisition of UST in January 2009.

Net Cash Used in Financing Activities, Continuing Operations

During the first quarter of 2009, net cash provided by financing activities on a continuing operations basis was $3.8 billion compared with net cash used of $2.7 billion during the first quarter of 2008. This change was due primarily to the following:

•

$4.2 billion issuance of long-term notes in 2009, the proceeds of which were used to prepay all of the outstanding borrowings under the Bridge Facility that was used in part to fund the acquisition of UST in January 2009;

•	lower dividends paid on Altria Group, Inc. common stock during 2009 as a result of the PMI spin-off;

•	$835 million issuance of commercial paper in 2009 to fund short-term working capital needs;

•	debt tender offers during the first quarter of 2008 which resulted in the repayment of debt as well as the payment of tender and consent fees; and

•	a payment of $427 million to PMI during the first quarter of 2008 as a result of the spin-off related modification to Altria Group, Inc. stock awards;

partially offset by:

•	dividends received from PMI during the first quarter of 2008.

Debt and Liquidity

Credit Ratings – At March 31, 2009, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term	Long-term
	Debt	Debt	Outlook

Moody’s	P-2	Baa1	Negative
Standard & Poor’s	A-2	BBB	Stable
Fitch	F-2	BBB+	Stable

Credit Lines – At March 31, 2009, Altria Group, Inc. had in place a multi-year revolving credit facility (the “Revolving Facility”) in the amount of $3.5 billion, which expires April 15, 2010. The Revolving Facility requires Altria Group, Inc. to maintain a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense (as defined in the Revolving Facility) of not less than 4.0 to 1.0 and requires the maintenance of a ratio of debt to EBITDA (as defined in the Revolving Facility) of not more than 3.0 to 1.0. At March 31, 2009, the ratios of EBITDA to interest expense, and debt to EBITDA, calculated in accordance with the agreement, were 9.7 to 1.0 and 2.4 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with its Revolving Facility.

The Revolving Facility is used to support the issuance of commercial paper and to fund short-term cash needs. At March 31, 2009, Altria Group, Inc. had $835 million of consumer products commercial paper outstanding, thereby reducing the amount available under the Revolving Facility to approximately $2.7 billion at March 31, 2009. The commercial paper of Altria Group, Inc. and borrowings under the Revolving Facility are fully and unconditionally guaranteed by PM USA (see Note 15. Condensed Consolidating Financial Information to the condensed consolidating financial statements (“Note 15”)). Pricing under the Revolving Facility is modified in the event of a change in Altria Group, Inc.’s credit rating. The Revolving Facility does not include any other rating triggers; nor does it contain any provisions that could require the posting of collateral.

Financial Market Environment – Events over the past year, including failures and near failures of a number of large financial service companies, have increased the volatility of the capital markets. Altria Group, Inc. continues to monitor the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group, other than as noted in the following paragraph. Altria Group, Inc. believes the lenders in its bank group will be willing and able to advance funds in accordance with their legal obligations.

A subsidiary of Lehman Brothers Holdings Inc. (“Lehman Brothers”) has a $108 million participation in the Revolving Facility. To date, the Lehman Brothers subsidiary has not, to Altria Group, Inc.’s knowledge, filed for bankruptcy protection. Altria Group, Inc. does not believe that failure by this subsidiary to fund its participation would be material.

Despite adverse financial market conditions, Altria Group, Inc. believes it has adequate liquidity, financial resources and access to additional financial resources to meet its anticipated obligations in the foreseeable future.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $13.7 billion and $7.5 billion at March 31, 2009 and December 31, 2008, respectively. Total financial services debt of $500 million matures in July 2009, and is expected to be repaid. Total consumer products debt was $13.2 billion and $7.0 billion at March 31, 2009 and December 31, 2008, respectively. The increase in total consumer products debt relates to the issuance of $4.2 billion of long-term notes, the recording of UST’s debt and the issuance of $835 million of commercial paper, as discussed in Note 7.

Guarantees and Redeemable Noncontrolling Interest – As discussed in Note 13, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2009. In addition, as discussed in Note 15, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness.

Payments Under State Settlement and Other Tobacco Agreements – As discussed previously and in Note 13, PM USA has entered into State Settlement Agreements with the states and territories of the United States and also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust have now been eliminated by the obligations imposed on PM USA by FETRA. USSTC and Middleton are also subject to obligations imposed by FETRA. The State Settlement Agreements and FETRA call for payments that are based on variable factors, such as volume, market shares and inflation. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements and FETRA as a component of cost of sales as product is shipped. As a result of the State Settlement

Agreements and FETRA, Altria Group, Inc.’s subsidiaries recorded charges to cost of sales of $1,151 million and $1,300 million for the three months ended March 31, 2009 and 2008, respectively.

Based on current agreements, 2008 market share and the last five-year compounded annual industry volume decline rate, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales will be approximately as follows (in billions):

2009	$5.4
2010	5.4
2011	5.4
2012	5.4
2013	5.4
Thereafter	5.1 annually

The estimated amounts charged to cost of sales in each of the years above would generally be paid in the following year. As previously stated, the payments due under the terms of the State Settlement Agreements and FETRA are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The amounts shown in the table above are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 13 for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the years 2003, 2004, 2005, 2006 and 2007.

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of March 31, 2009, PM USA has posted various forms of security totaling approximately $144 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

Although litigation is subject to uncertainty and could result in material adverse consequences for the financial condition, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year, management believes the litigation environment has substantially improved and expects cash flow from operations, together with existing credit facilities, to provide sufficient liquidity to meet the ongoing needs of the business.

Grape and Tobacco Commitments – Certain subsidiaries of UST have entered into purchase obligations primarily for grapes and leaf tobacco. Purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.

Such subsidiaries are obligated to make additional payments in the upcoming year of approximately $63 million for leaf tobacco to be used in the production of smokeless tobacco products. The majority of the contractual obligations to purchase leaf tobacco for smokeless tobacco products are expected to be fulfilled by the end of 2009.

Purchase commitments under contracts to purchase grapes for periods beyond one year are subject to variability resulting from potential changes in market price indices. Such subsidiaries are obligated to make future payments of approximately $660 million, of which $82 million is payable in 2009, for purchases and processing of grapes for use in the production of wine, based on estimated yields and market conditions.

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008. At March 31, 2009, PMCC’s net finance receivable of $5.0 billion in leveraged leases, which is included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consists of rents receivable ($15.1 billion) and the residual value of assets under lease ($1.4 billion), reduced by third-party nonrecourse debt ($9.6 billion) and unearned income ($1.9 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis. Finance assets, net, at March 31, 2009, also include net finance receivables for direct finance leases ($0.3 billion) and an allowance for losses ($0.3 billion).

Equity and Dividends

On January 27, 2009, Altria Group, Inc. issued 2.8 million shares of restricted stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2012. The market value per share was $16.85 on the date of grant. In addition, on January 6, 2009, Altria Group, Inc. issued 1.8 million shares of restricted stock to certain UST employees. Restrictions on 0.1 million and 1.7 million of these shares lapse in the first quarter of 2010 and 2011, respectively. However, if such UST employees are involuntarily terminated, the restricted shares automatically vest. The market value per share was $15.32 on the date of grant.

During the first quarter of 2009, 1.2 million shares of restricted stock and 0.7 million shares of deferred stock vested. The total fair value of restricted and deferred stock vested during the first quarter of 2009 was $30.7 million. The grant date fair value per share of these awards was $59.30 (reflects historical market prices which are not adjusted to reflect the Kraft Foods Inc. spin-off in March 2007 and the PMI spin-off in March 2008).

Dividends paid in the first quarters of 2009 and 2008 were approximately $0.7 billion and $1.6 billion, respectively, a decrease of 58.2%, primarily reflecting an adjusted dividend rate in 2009, as a result of the PMI spin-off. Following the PMI spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and PMI shares would receive initially in the aggregate, the same dividends paid by Altria Group, Inc. prior to the PMI spin-off.

During the third quarter of 2008, Altria Group, Inc.’s Board of Directors approved a 10.3% increase in the quarterly dividend rate from $0.29 per common share to $0.32 per common share. The present annualized dividend rate is $1.28 per Altria Group, Inc. common share. Payments of dividends remain subject to the discretion of the Board of Directors.

In January 2009, Altria Group, Inc. suspended its $4.0 billion (2008 to 2010) share repurchase program in order to preserve financial flexibility and to provide Altria Group, Inc. the opportunity to monitor economic impacts on its business and protect its investment grade credit rating. Altria Group, Inc. intends to evaluate the share repurchase program in early 2010. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

Market Risk

Derivative financial instruments are used by Altria Group, Inc., and its subsidiaries principally to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. Altria Group, Inc. formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. See Note 8. Financial Instruments to the condensed consolidated financial statements for additional discussion of derivative financial instruments used by Altria Group, Inc.

New Accounting Standards

See Note 9. Earnings Per Share and Note 14. New Accounting Standards to the condensed consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 13 for a discussion of contingencies.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We* may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to security holders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

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

bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Note 13 and Exhibit 99.1 for a discussion of pending tobacco-related litigation.

Tobacco Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of smoking, restricting marketing and advertising, imposing regulations on packaging, warnings and disclosure of ingredients and flavors, prohibiting the sale of tobacco products with certain characterizing flavors or other characteristics, limiting or prohibiting the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packing sizes, and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels.

Excise Taxes. Tobacco products are subject to substantial excise taxes and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. For further discussion, see Tobacco Space – Business Environment – Excise Taxes.

Increased Competition in the United States Tobacco Categories. Each of Altria Group, Inc.’s tobacco subsidiaries operates in highly competitive tobacco categories. Settlements of certain tobacco litigation in the United States have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and increased imports of foreign lowest priced brands. U.S. Smokeless Tobacco Company faces significant competition in the smokeless tobacco category, both from existing competitors and new entrants, and has experienced consumer down-trading to lower-priced brands.

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

New Tobacco Product Technologies. Altria Group, Inc.’s subsidiaries continue to seek ways to develop and to commercialize new tobacco product technologies that may reduce the health risks associated with the tobacco products they manufacture, while continuing to offer adult consumers tobacco products that meet their taste expectations. Potential solutions being researched include tobacco products that reduce or eliminate exposure to cigarette smoke, and/or constituents identified by public health authorities as harmful. Our subsidiaries may not succeed in these efforts. If they do not succeed, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators will permit the marketing of tobacco products with claims of reduced risk to consumers or whether consumers’ purchase decisions would be affected by such claims, which could affect the commercial viability of any tobacco products that might be developed.

Adjacency Strategy. Altria Group, Inc. and its subsidiaries have adjacency growth strategies involving moves and potential moves into complementary products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful.

Tobacco Price, Availability and Quality. Any significant change in tobacco leaf prices, quality or availability could affect our tobacco subsidiaries’ profitability and business. For a discussion of factors that influence leaf prices, availability and quality, see Tobacco Space – Business Environment – Tobacco Price, Availability and Quality.

Key Facilities; Supply Security. In light of the consolidation of PM USA’s manufacturing facilities, Altria Group, Inc.’s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of significant suppliers. A natural or man-made disaster or other disruption that affects the manufacturing facilities of any of Altria Group, Inc.’s tobacco subsidiaries or the facilities of any significant suppliers of any of Altria Group, Inc.’s tobacco subsidiaries could adversely impact the operations of the affected subsidiaries. An extended interruption in operations experienced by one or more Altria Group, Inc. subsidiaries or significant suppliers could have a material adverse effect on the results of operations and financial condition of Altria Group, Inc.

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

Competition and Economic Downturns. Each of our consumer product subsidiaries is subject to intense competition, changes in consumer preferences and changes in economic conditions. To be successful, they must continue to:

•	promote brand equity successfully;

•	anticipate and respond to new consumer trends;

•	develop new products and markets and to broaden brand portfolios in order to compete effectively with lower-priced products;

•	improve productivity; and

•	protect or enhance margins through cost savings and price increases.

The willingness of adult consumers to purchase premium consumer product brands depends in part on economic conditions. In periods of economic uncertainty, adult consumers may purchase more private label and other discount brands and/or, in the case of tobacco products, consider lower-priced tobacco products. The volumes of our consumer products subsidiaries could suffer accordingly.

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

Exchange Rates. For purposes of financial reporting, the equity earnings attributable to Altria Group, Inc.’s investment in SABMiller are translated into U.S. dollars from various local currencies based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar against these currencies, our reported equity earnings in SABMiller will be reduced because the local currencies will translate into fewer U.S. dollars.

Asset Impairment. We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. This calculation may be affected by the market conditions noted above, as well as interest rates and general economic conditions. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings.

IRS Challenges to PMCC Leases. The Internal Revenue Service has challenged the tax treatment of certain of PMCC’s leveraged leases. Should Altria Group, Inc. not prevail in this litigation, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. For further discussion see Note 13.

Wine - Competition; Grape Supply; Regulation and Excise Taxes. Ste. Michelle’s business is subject to significant competition, including from many large, well-established national and international organizations. The adequacy of Ste. Michelle’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington state. Supply shortages related to any one or more of these factors could increase production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle’s sales. In addition, federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages, may have an adverse effect on Ste. Michelle’s wine business. For further discussion, see “Wine segment – Business Environment.”

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

See Note 13. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 1A.	Risk Factors.

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2008. Other than as set forth in Part I – Item 2. of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2009, Altria Group, Inc. suspended the $4.0 billion (2008 to 2010) share repurchase program that was announced on September 8, 2008 and that modified the share repurchase program announced on January 30, 2008. No shares were repurchased during the three months ended March 31, 2009 under the share repurchase program. Altria Group, Inc. intends to evaluate the share repurchase program in early 2010.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended March 31, 2009, was as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1-31, 2009	520	$15.71	-	$2,834,083,553

February 1-28, 2009	325,994	$16.58	-	$2,834,083,553

March 1-31, 2009	200,860	$16.90	-	$2,834,083,553

For the Quarter Ended March 31, 2009	527,374	$16.70

(1)

Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

(2)

As of March 31, 2009, Altria Group, Inc. had repurchased in 2008 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share, pursuant to the share repurchase program described above. Because the share repurchase program had been suspended in January 2009, no shares were repurchased during the period presented. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

Item 6. Exhibits.

10.1	Form of Restricted Stock Agreement dated as of January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2009).

10.2

Time Sharing Agreement dated January 28, 2009 by and between Altria Client Services Inc. and Michael E. Szymanczyk (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 29, 2009).

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

May 7, 2009