Form 10-Q
period 2009-06-30
ALTRIA GROUP, INC.
filed 2009-07-31
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 20, 2009, there were 2,071,359,145 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Consumer products
Cash and cash equivalents	$544	$7,916

Receivables (less allowances of $2 in 2009 and $3 in 2008)	101	44

Inventories:
Leaf tobacco	908	727
Other raw materials	183	145
Work in process	250	9
Finished product	540	188

	1,881	1,069

Deferred income taxes	1,561	1,690
Other current assets	795	357

Total current assets	4,882	11,076

Property, plant and equipment, at cost	6,081	5,344
Less accumulated depreciation	3,257	3,145

	2,824	2,199

Goodwill	4,998	77
Other intangible assets, net	12,149	3,039
Investment in SABMiller	4,780	4,261
Other assets	1,138	1,080

Total consumer products assets	30,771	21,732

Financial services
Finance assets, net	5,031	5,451
Other assets	27	32

Total financial services assets	5,058	5,483

TOTAL ASSETS	$35,829	$27,215

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
LIABILITIES
Consumer products
Short-term borrowings	$393	$-
Current portion of long-term debt	775	135
Accounts payable	293	510
Accrued liabilities:
Marketing	465	374
Taxes, except income taxes	686	98
Employment costs	150	248
Settlement charges	2,208	3,984
Other	1,340	1,128
Dividends payable	667	665

Total current liabilities	6,977	7,142

Long-term debt	11,184	6,839
Deferred income taxes	3,971	351
Accrued pension costs	1,592	1,393
Accrued postretirement health care costs	2,352	2,208
Other liabilities	1,246	1,208

Total consumer products liabilities	27,322	19,141

Financial services
Debt	500	500
Deferred income taxes	4,220	4,644
Other liabilities	410	102

Total financial services liabilities	5,130	5,246

Total liabilities	32,452	24,387

Contingencies (Note 14)

Redeemable noncontrolling interest	32

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	6,082	6,350
Earnings reinvested in the business	22,404	22,131
Accumulated other comprehensive losses	(2,015)	(2,181)

	27,406	27,235
Less cost of repurchased stock (734,700,625 shares in 2009 and 744,589,733 shares in 2008)	(24,063)	(24,407)

Total stockholders’ equity attributable to Altria Group, Inc.	3,343	2,828

Noncontrolling interests	2

Total stockholders’ equity	3,345	2,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,829	$27,215

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Net revenues	$11,242	$9,464
Cost of sales	3,908	4,055
Excise taxes on products	2,836	1,681

Gross profit	4,498	3,728
Marketing, administration and research costs	1,455	1,297
Exit costs	166	277
Gain on sale of corporate headquarters building		(404)
Amortization of intangibles	9	3

Operating income	2,868	2,555
Interest and other debt expense, net	623	2
Loss on early extinguishment of debt		393
Earnings from equity investment in SABMiller	(323)	(290)

Earnings from continuing operations before income taxes	2,568	2,450
Provision for income taxes	968	906

Earnings from continuing operations	1,600	1,544
Earnings from discontinued operations, net of income taxes		1,901

Net earnings	1,600	3,445
Net earnings attributable to noncontrolling interests	(1)	(61)

Net earnings attributable to Altria Group, Inc.	$1,599	$3,384

Amounts attributable to Altria Group, Inc. stockholders:
Earnings from continuing operations	$1,599	$1,544
Earnings from discontinued operations		1,840

Net earnings attributable to Altria Group, Inc.	$1,599	$3,384

Per share data:
Basic earnings per share:
Continuing operations	$0.77	$0.74
Discontinued operations		0.88

Net earnings attributable to Altria Group, Inc.	$0.77	$1.62

Diluted earnings per share:
Continuing operations	$0.77	$0.73
Discontinued operations		0.88

Net earnings attributable to Altria Group, Inc.	$0.77	$1.61

Dividends declared	$0.64	$1.04

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2009	2008

Net revenues	$6,719	$5,054
Cost of sales	2,138	2,168
Excise taxes on products	2,125	875

Gross profit	2,456	2,011
Marketing, administration and research costs	738	649
Exit costs	38	19
Amortization of intangibles	3	1

Operating income	1,677	1,342
Interest and other debt expense, net	287	18
Earnings from equity investment in SABMiller	(217)	(147)

Earnings before income taxes	1,607	1,471
Provision for income taxes	596	541

Net earnings	1,011	930
Net earnings attributable to noncontrolling interests	(1)

Net earnings attributable to Altria Group, Inc.	$1,010	$930

Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$0.49	$0.45

Diluted earnings per share attributable to Altria Group, Inc.	$0.49	$0.45

Dividends declared	$0.32	$0.29

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2008 and

the Six Months Ended June 30, 2009

(in millions of dollars, except per share data)

(Unaudited)

	Attributable to Altria Group, Inc.						Non- controlling Interests	Total Stock- holders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehen- sive Earnings (Losses)	Cost of Repurchased Stock	Compre- hensive Earnings
Balances, January 1, 2008	$935	$6,884	$34,426	$111	$(23,454)	$-	$418	$19,320

Comprehensive earnings:
Net earnings			4,930			4,930	61	4,991
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				233		233	7	240
Change in net loss and prior service cost				(1,385)		(1,385)		(1,385)
Change in fair value of derivatives accounted for as hedges				(177)		(177)		(177)
Ownership share of SABMiller other comprehensive losses				(308)		(308)		(308)

Total other comprehensive (losses) earnings						(1,637)	7	(1,630)

Total comprehensive earnings(1)						3,293	68	3,361

Exercise of stock options and other stock award activity		(534)			213			(321)
Cash dividends declared ($1.68 per share)			(3,505)					(3,505)
Stock repurchased					(1,166)			(1,166)
Payments/other related to noncontrolling interests							(130)	(130)
Spin-off of Philip Morris International Inc.			(13,720)	(655)			(356)	(14,731)

Balances, December 31, 2008	935	6,350	22,131	(2,181)	(24,407)		-	2,828

Comprehensive earnings:
Net earnings			1,599			1,599	1	1,600
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				1		1		1
Change in net loss and prior service cost				39		39		39
Ownership share of SABMiller other comprehensive earnings				126		126		126

Total other comprehensive earnings						166	-	166

Total comprehensive earnings(1)						1,765	1	1,766

Exercise of stock options and other stock award activity		(268)			344			76
Cash dividends declared ($0.64 per share)			(1,326)					(1,326)

Other							1	1

Balances, June 30, 2009	$935	$6,082	$22,404	$(2,015)	$(24,063)		$2	$3,345

(1)

Total comprehensive earnings were $1,167 million for the quarter ended June 30, 2009, which consisted of total comprehensive earnings attributable to Altria Group, Inc. and noncontrolling interests of $1,166 million and $1 million, respectively. Total comprehensive earnings were $846 million for the quarter ended June 30, 2008, all of which was comprehensive earnings attributable to Altria Group, Inc. Total comprehensive earnings were $3,646 million for the six months ended June 30, 2008, which consisted of total comprehensive earnings attributable to Altria Group, Inc. and noncontrolling interests of $3,578 million and $68 million, respectively.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Earnings from continuing operations - Consumer products	$1,481	$1,488
- Financial services	119	56
Earnings from discontinued operations		1,901

Net earnings	1,600	3,445

Impact of earnings from discontinued operations		(1,901)

Adjustments to reconcile net earnings attributable to Altria Group, Inc. to operating cash flows:
Consumer products
Depreciation and amortization	147	110
Deferred income tax provision	336	91
Earnings from equity investment in SABMiller	(323)	(290)
Exit costs, net of cash paid	(12)	145
Gain on sale of corporate headquarters building		(404)
Loss on early extinguishment of debt		393
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(11)	(69)
Inventories	(16)	115
Accounts payable	(58)	(156)
Income taxes	(103)	(163)
Accrued liabilities and other current assets	337	(184)
Accrued settlement charges	(1,780)	(1,577)
Pension plan contributions	(30)	(17)
Pension provisions and postretirement, net	135	78
Other	147	(10)
Financial services
Deferred income tax benefit	(424)	(119)
Other	190	67

Net cash provided by (used in) operating activities, continuing operations	135	(446)
Net cash provided by operating activities, discontinued operations		1,666

Net cash provided by operating activities	135	1,220

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(112)	$(85)
Acquisition of UST LLC, net of acquired cash	(10,244)
Proceeds from sale of corporate headquarters building		525
Other	(48)	110
Financial services
Investments in finance assets	(9)
Proceeds from finance assets	553	148

Net cash (used in) provided by investing activities, continuing operations	(9,860)	698

Net cash used in investing activities, discontinued operations		(317)

Net cash (used in) provided by investing activities	(9,860)	381

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance of short-term borrowings	188	1,711
Long-term debt issued	4,221
Long-term debt repaid	(375)	(3,814)

Repurchase of Altria Group, Inc. common stock		(1,166)
Dividends paid on Altria Group, Inc. common stock	(1,324)	(3,168)
Issuance of Altria Group, Inc. common stock	51	72
Philip Morris International Inc. dividends paid to Altria Group, Inc.		3,019
Financing fees and debt issuance costs	(132)
Tender and consent fees related to the early extinguishment of debt		(371)
Changes in amounts due to/from Philip Morris International Inc.		(721)
Other	(276)	(241)

Net cash provided by (used in) financing activities, continuing operations	2,353	(4,679)

Net cash used in financing activities, discontinued operations		(1,648)

Net cash provided by (used in) financing activities	2,353	(6,327)

Effect of exchange rate changes on cash and cash equivalents:

Discontinued operations	-	(126)

Cash and cash equivalents, continuing operations:

Decrease	(7,372)	(4,427)

Balance at beginning of period	7,916	4,842

Balance at end of period	$544	$415

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Background and Basis of Presentation:

Background

At June 30, 2009, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.4% economic and voting interest in SABMiller plc (“SABMiller”) at June 30, 2009. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists principally of cash received from the payment of dividends by its subsidiaries.

As discussed in Note 2. UST Acquisition, on January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST, whose direct and indirect wholly-owned subsidiaries include U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates (“Ste. Michelle”). As a result of the acquisition, UST has become an indirect wholly-owned subsidiary of Altria Group, Inc.

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

During the second quarter of 2008, Altria Group, Inc. repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share. In January 2009, Altria Group, Inc. suspended its $4.0 billion (2008 to 2010) share repurchase program, which is at the discretion of its Board of Directors.

Basis of Presentation

The interim condensed consolidated financial statements of Altria Group, Inc. are unaudited. It is the opinion of Altria Group, Inc.’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year. As part of the preparation of the interim condensed consolidated financial statements, Altria Group, Inc. performed an evaluation of subsequent events occurring after the condensed consolidated balance sheet date of June 30, 2009, through July 31, 2009, the date the interim condensed consolidated financial statements were issued.

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

As disclosed in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, during the fourth quarter of 2008 Altria Group, Inc. identified that it had not recorded its share of other comprehensive earnings or losses of SABMiller. As a result, total comprehensive earnings for the six months and three months ended June 30, 2008, which were previously understated by $110 million and overstated by $86 million, respectively, were corrected. There was no impact to reported earnings from continuing operations, net earnings, net earnings attributable to Altria Group, Inc., earnings per share or cash flows.

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires transactions between an entity and a noncontrolling interest to be accounted for as equity transactions.

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

In connection with the acquisition of UST, Altria Group, Inc. had in place a 364-day term bridge loan facility (the “Bridge Facility”). On January 6, 2009, Altria Group, Inc. borrowed the entire available amount of $4.3 billion under the Bridge Facility, which was used along with available cash of $6.7 billion, representing the net proceeds from the issuances of senior unsecured long-term notes in November and December 2008, to fund the acquisition of UST. As discussed in Note 8. Debt, in February 2009, Altria Group, Inc. issued $4.2 billion of senior unsecured long-term notes. The net proceeds from the issuance of these notes, along with available cash, were used to prepay all of the outstanding borrowings under the Bridge Facility. Upon such prepayment, the Bridge Facility was terminated.

UST’s financial position and results of operations have been consolidated with Altria Group, Inc. as of January 6, 2009. The following unaudited supplemental pro forma data present consolidated information of Altria Group, Inc. as if the acquisition of UST had been consummated on January 1, 2008. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition and related borrowings had been consummated on January 1, 2008.

	Pro Forma Six Months Ended June 30, 2008	Pro Forma Three Months Ended June 30, 2008
	(in millions, except per share data)
Net revenues	$10,443	$5,560
Earnings from continuing operations	$1,270	$864
Net earnings	$3,171	$864
Net earnings attributable to Altria Group, Inc.	$3,109	$863

Per share data:
Basic earnings per share:
Continuing operations	$0.60	$0.41
Discontinued operations	0.88

Net earnings attributable to Altria Group, Inc.	$1.48	$0.41

Diluted earnings per share:
Continuing operations	$0.60	$0.41
Discontinued operations	0.88

Net earnings attributable to Altria Group, Inc.	$1.48	$0.41

Pro forma results of Altria Group, Inc., for the six months ended June 30, 2009 assuming the acquisition had occurred on January 1, 2009, would not be materially different from the actual results reported for the six months ended June 30, 2009.

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

The following amounts represent the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed in the UST acquisition, and are subject to revisions when appraisals are finalized, which is expected to occur during 2009 (in millions):

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

The excess in the purchase price paid by Altria Group, Inc. over the fair value of identifiable net assets acquired in the acquisition of UST primarily reflects the value of adding USSTC and its subsidiaries to Altria Group, Inc.’s family of tobacco operating companies (PM USA and Middleton), with leading brands in cigarettes, smokeless products and machine-made large cigars. The acquisition is anticipated to generate approximately $300 million in annual synergies by 2011, driven primarily by reduced selling, general and administrative, and corporate expenses. None of the goodwill or other intangible assets will be deductible for tax purposes.

The assets acquired, liabilities assumed, and noncontrolling interests of UST have been measured in accordance with SFAS No. 141 (revised 2007), “Business Combinations” as of the acquisition date. For purposes of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

measuring the fair value, where applicable, Altria Group, Inc. has used the guidance in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair values. In valuing trademarks, Altria Group, Inc. estimated the fair value using a discounted cash flow methodology. Liabilities arising from contingencies were evaluated in accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), resulting in no material contingent liabilities being recognized as of the acquisition date because the acquisition date fair value of such contingencies cannot be determined, and the contingencies are not both probable and reasonably estimable. Additionally, costs incurred to effect the acquisition, as well as costs to restructure UST, are being recognized as expenses in the periods in which the costs are incurred. Altria Group, Inc. expects to incur approximately $0.5 billion (which is $0.1 billion lower than the previous estimate of $0.6 billion) in acquisition-related charges as well as restructuring and integration costs. For the six months and three months ended June 30, 2009, Altria Group, Inc. incurred acquisition-related charges, as well as restructuring and integration costs, consisting of the following:

	For the Six Months Ended June 30, 2009	For the Three Months Ended June 30, 2009
	(in millions)
Exit costs	$ 125	$ 22
Integration costs	30	14
Inventory adjustments	23	6
Structuring and arrangement fees	88	1
Transaction costs	60

Total	$ 326	$ 43

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3.  Exit, Implementation and Integration Costs:

Pre-tax exit, implementation and integration costs for the six months and three months ended June 30, 2009 and 2008 consisted of the following (in millions):

	For the Six Months Ended June 30, 2009
		Implementation	Integration
	Exit Costs	Costs	Costs	Total
Cigarettes	$34	$50	$-	$84
Smokeless products	123		28	151
Cigars			7	7
Wine	2		2	4
General corporate	7			7

Total	$166	$50	$37	$253

	For the Six Months Ended June 30, 2008
		Implementation	Integration
	Exit Costs	Costs	Costs	Total
Cigarettes	$29	$32	$-	$61
Cigars			3	3
General corporate	248			248

Total	$277	$32	$3	$312

	For the Three Months Ended June 30, 2009
		Implementation	Integration
	Exit Costs	Costs	Costs	Total
Cigarettes	$15	$32	$-	$47
Smokeless products	22		13	35
Cigars			4	4
Wine			1	1
General corporate	1			1

Total	$38	$32	$18	$88

	For the Three Months Ended June 30, 2008
		Implementation	Integration
	Exit Costs	Costs	Costs	Total
Cigarettes	$18	$17	$-	$35
Cigars			1	1
General corporate	1			1

Total	$19	$17	$1	$37

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in the severance liability and details of exit costs for Altria Group, Inc. for the six months ended June 30, 2009 was as follows:

	Severance	Other	Total
	(in millions)
Severance liability balance, January 1, 2009	$348	$-	$348
Charges	112	54	166
Cash spent	(133)	(45)	(178)
Liability recorded in pension and postretirement plans, and other	(1)	(9)	(10)

Severance liability balance, June 30, 2009	$326	$-	$326

Other charges in the table above primarily represent other employee termination benefits including pension and postretirement.

Integration and Restructuring Program:

In December 2008, Altria Group, Inc. initiated a company-wide integration and restructuring program, pursuant to which, over the next two years, Altria Group, Inc. will restructure its corporate, manufacturing, and sales and marketing functions as it completes the integration of UST into its operations and continues to focus on optimizing company-wide cost structures in light of ongoing declines in U.S. cigarette volumes, including the projected impact of the federal excise tax (“FET”) increase enacted in the first quarter of 2009.

As a result of this program, Altria Group, Inc. expects to incur total pre-tax charges of approximately $270 million in 2009. These charges are primarily related to employee separation costs, lease exit costs, relocation of employees, and other costs related to the integration of UST operations. Substantially all of these charges will result in cash expenditures.

For the six months ended June 30, 2009, the cigarettes segment, smokeless products segment, wine segment and Altria Group, Inc. reported pre-tax charges for this program of $2 million, $151 million, $4 million and $6 million, respectively, which included exit costs of $133 million and integration costs of $30 million. For the three months ended June 30, 2009, the smokeless products segment, wine segment and Altria Group, Inc. reported pre-tax charges for this program of $35 million, $1 million and $1 million, respectively, which included exit costs of $23 million and integration costs of $14 million.

The pre-tax integration costs were included in marketing, administrative and research costs in the condensed consolidated statements of earnings for the six months and three months ended June 30, 2009. Total pre-tax charges incurred since the inception of the program were $289 million. Pre-tax charges of approximately $107 million are expected for the remainder of 2009 for the program. Cash payments related to the program of $103 million and $87 million were made during the six months and three months ended June 30, 2009, respectively, for a total of $103 million since inception.

Headquarters Relocation:

During 2008, in connection with the spin-off of PMI, which included the relocation of Altria Group, Inc.’s corporate headquarters functions to Richmond, Virginia, Altria Group, Inc. restructured its corporate headquarters. During the six months ended June 30, 2009, pre-tax charges of $1 million were incurred for this program. Pre-tax charges for the six months and three months ended June 30, 2008 were $193 million and $1 million, respectively, for this program. Total pre-tax charges incurred since the inception of this restructuring were $220 million as of June 30, 2009. These charges consist primarily of employee separation costs. Substantially all of the charges resulted in cash expenditures. Cash payments related to

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

this restructuring of $36 million and $8 million were made during the six months and three months ended June 30, 2009, respectively, for a total of $172 million since inception.

For the six months ended June 30, 2008, corporate exit costs also included $55 million of investment banking and legal fees associated with the PMI spin-off.

Manufacturing Optimization Program:

On April 22, 2009, PM USA announced that it would cease production at its Cabarrus, North Carolina cigarette manufacturing facility and complete the consolidation of manufacturing capacity into its Richmond, Virginia facility by the end of July 2009. Production in fact ceased on July 29, 2009. PM USA took this action to address ongoing cigarette volume declines including the projected impact of the recently enacted FET increase. PM USA expects to complete the de-commissioning of the Cabarrus facility during 2010.

As a result of this program, from 2007 through 2010, PM USA expects to incur total pre-tax charges of approximately $785 million, which is higher than the previous estimate of $670 million due to production ceasing in July 2009. These pre-tax charges consist of employee separation costs of $353 million, accelerated depreciation of $284 million and other charges of $148 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Approximately $400 million, about 50%, of the total pre-tax charges will result in cash expenditures.

PM USA recorded pre-tax charges for this program as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Exit costs	$32	$29	$15	$18
Implementation costs	50	32	32	17

Total	$82	$61	$47	$35

Pre-tax implementation costs related to this program were primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statements of earnings for the six months and three months ended June 30, 2009 and 2008, respectively. Total pre-tax charges incurred since the inception of the program were $571 million. Pre-tax charges of approximately $175 million are expected during the remainder of 2009 for the program. Cash payments related to the program of $74 million and $38 million were made during the six months and three months ended June 30, 2009, respectively, for a total of $170 million since inception.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$50	$50	$25	$25
Interest cost	173	153	86	76
Expected return on plan assets	(212)	(210)	(106)	(105)
Amortization:
Net loss	55	34	28	17
Prior service cost	6	4	3	2
Other	(9)	38	3	2

Net periodic pension cost	$63	$69	$39	$17

“Other” pension (gain)/cost of $(9) million and $38 million for the six months ended June 30, 2009 and 2008, respectively, primarily reflects termination benefits related to restructuring programs, which in 2009 were more than offset by curtailment gains related to the restructuring of UST’s operations subsequent to the acquisition (see Note 3. Exit, Implementation and Integration Costs). The curtailment of UST’s pension plans resulted in a decrease of $34 million to accrued pension costs, which is reflected in the June 30, 2009 condensed consolidated balance sheet.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $30 million were made to Altria Group, Inc.’s pension plans during the six months ended June 30, 2009. Currently, Altria Group, Inc. anticipates additional employer contributions during the remainder of 2009 of approximately $22 million to its pension plans, which includes approximately $9 million related to UST plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$20	$19	$10	$9
Interest cost	73	58	37	29
Amortization:
Net loss	20	13	10	7
Prior service credit	(4)	(4)	(2)	(2)
Other	19	8	1

Net postretirement health care costs	$128	$94	$56	$43

“Other” postretirement cost of $19 million and $8 million for the six months ended June 30, 2009 and 2008, respectively, primarily reflects termination benefits related to restructuring programs, in addition to curtailment losses in 2009 related to the restructuring of UST’s operations subsequent to the acquisition (see Note 3. Exit, Implementation and Integration Costs). The curtailment of UST’s postretirement plans resulted in an increase in accrued postretirement health care costs of $6 million, which is reflected in the June 30, 2009 condensed consolidated balance sheet.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5.  Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Cigarettes	$-	$-	$278	$283
Smokeless products	4,859		8,846
Cigars	77	77	2,753	2,756
Wine	62		272

Total	$4,998	$77	$12,149	$3,039

Intangible assets were as follows (in millions):

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$11,701		$2,642
Amortizable intangible assets	464	$16	404	$7

Total intangible assets	$12,165	$16	$3,046	$7

Non-amortizable intangible assets substantially consist of trademarks from the January 2009 acquisition of UST ($9.1 billion) and the December 2007 acquisition of Middleton ($2.6 billion). Amortizable intangible assets consist primarily of customer relationships and certain cigarette trademarks. Pre-tax amortization expense for intangible assets during the six months ended June 30, 2009 and 2008, was $9 million and $3 million, respectively, and during the three months ended June 30, 2009 and 2008, was $3 million and $1 million, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $20 million, assuming no additional transactions occur that require the amortization of intangible assets.

Goodwill relates to the January 2009 acquisition of UST and the December 2007 acquisition of Middleton. The change in goodwill and gross carrying amount of other intangible assets from December 31, 2008 to June 30, 2009, is as follows (in millions):

	Goodwill	Other Intangible Assets
Balance at December 31, 2008	$77	$3,046
Changes due to:
Acquisition of UST	4,921	9,119

Balance at June 30, 2009	$4,998	$12,165

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6.  Earnings from Equity Investment in SABMiller:

Earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Equity earnings	$148	$290	$42	$147
Gains on issuances of common stock by SABMiller	175		175

	$323	$290	$217	$147

Altria Group, Inc.’s equity earnings for the six months and three months ended June 30, 2009 from its equity investment in SABMiller included pre-tax intangible asset impairment charges of $112 million. In addition, in accordance with Emerging Issues Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations,” Altria Group, Inc.’s second quarter 2009 earnings from its equity investment in SABMiller included pre-tax gains of $175 million due primarily to the issuance of 60 million shares of common stock by SABMiller in connection with its acquisition of the remaining noncontrolling interest in its Polish subsidiary.

Note 7.  Divestitures:

As discussed in Note 1. Background and Basis of Presentation, on March 28, 2008, Altria Group, Inc. distributed all of its interest in PMI to Altria Group, Inc. stockholders in a tax-free distribution.

Summarized financial information for discontinued operations for the six months ended June 30, 2008 was as follows (in millions):

For the Six Months Ended June 30, 2008
Net revenues	$15,376

Earnings before income taxes	$2,701
Provision for income taxes	(800)

Earnings from discontinued operations, net of income taxes	1,901
Earnings attributable to noncontrolling interests	(61)

Earnings from discontinued operations	$1,840

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8.  Debt:

At June 30, 2009, Altria Group, Inc. had in place a multi-year revolving credit facility (the “Revolving Facility”) in the amount of $3.4 billion, which expires April 15, 2010. The Revolving Facility is used to support the issuance of commercial paper to fund short-term cash needs. In June 2009, Altria Group, Inc. amended its Revolving Facility in order to terminate the $108 million commitment of Aurora Bank FSB (formerly known as Lehman Brothers Bank, FSB) (“Aurora”). Aurora’s commitment was terminated without a ratable termination or reduction of the commitments of the other lenders.

At June 30, 2009, Altria Group, Inc. had $393 million of consumer products commercial paper outstanding, thereby effectively reducing the amount available under the Revolving Facility to approximately $3.0 billion. The commercial paper of Altria Group, Inc. and borrowings under the Revolving Facility are fully and unconditionally guaranteed by PM USA (see Note 16. Condensed Consolidating Financial Information).

Altria Group, Inc. expects to replace its Revolving Facility prior to its expiration in amounts and maturities based on market conditions at the time. Altria Group, Inc. believes it has adequate liquidity and access to financial resources to meet its anticipated obligations in the foreseeable future.

A subsidiary of PM USA repaid a $135 million term loan that matured in May 2009.

At June 30, 2009 and December 31, 2008, Altria Group, Inc.’s long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
	(in millions)
Consumer products:
Notes, 5.75% to 10.20% (average interest rate 9.1%), due through 2039	$11,917	$6,797
Debenture, 7.75% due 2027	42	42
Other		135

	11,959	6,974
Less current portion of long-term debt	(775)	(135)

	$11,184	$6,839

Financial services:
Eurodollar bonds, 7.50%, due 2009	$500	$500

Altria Group, Inc. Senior Notes:

Altria Group, Inc. issued the following notes in February 2009:

•	$525 million at 7.75%, due 2014, interest payable semi-annually;

•	$2.2 billion at 9.25%, due 2019, interest payable semi-annually; and

•	$1.5 billion at 10.20%, due 2039, interest payable semi-annually.

The net proceeds from the issuance of these notes, along with available cash, were used to prepay all of the outstanding borrowings under the Bridge Facility (see Note 2. UST Acquisition). Upon such prepayment, the Bridge Facility was terminated. During the first quarter of 2009, Altria Group, Inc. incurred structuring

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and arrangement fees of $87 million related to the Bridge Facility. This amount is included in interest and other debt expense, net, in Altria Group, Inc.’s condensed consolidated statements of earnings. The notes are Altria Group, Inc.’s senior unsecured obligations and rank equally in right of payment with all of Altria Group, Inc.’s existing and future senior unsecured indebtedness. The interest rate payable on each series of notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”) is downgraded (or subsequently upgraded) as and to the extent set forth in the terms of the notes. Upon the occurrence of both (i) a change of control of Altria Group, Inc. and (ii) the notes ceasing to be rated investment grade by each of Moody’s, Standard & Poor’s and Fitch Ratings (“Fitch”) within a specified time period, Altria Group, Inc. will be required to make an offer to purchase the notes of each series at a price equal to 101% of the aggregate principal amount of such series, plus accrued interest to the date of repurchase as and to the extent set forth in the terms of the notes.

The obligations of Altria Group, Inc. under the notes are fully and unconditionally guaranteed by PM USA (see Note 16. Condensed Consolidating Financial Information).

UST Debt:

At June 30, 2009, UST’s senior debt consisted of the following:

•	$600 million senior notes at 6.625%, due 2012, interest payable semi-annually; and

•	$300 million senior notes at 5.75%, due 2018, interest payable semi-annually.

UST senior notes of $200 million and $40 million matured and were repaid in June 2009. In addition, UST’s revolving credit facility was prepaid and terminated on January 6, 2009.

The UST notes are senior unsecured obligations and rank equally in right of payment with all of UST’s existing and future senior unsecured and unsubordinated indebtedness. With respect to the $300 million senior notes, upon the occurrence of both (i) a change of control of UST and (ii) these notes ceasing to be rated investment grade by each of Moody’s and Standard & Poor’s within a specified time period, UST would be required to make an offer to purchase these notes at a price equal to 101% of the aggregate principal amount of such series, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of these notes.

Financial Services Debt:

Financial services debt of $500 million matured and was repaid in July 2009.

Fair Value of Debt:

The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at June 30, 2009 was $14.3 billion, as compared with its carrying value of $12.9 billion. The aggregate fair value, based on market quotes, of Altria Group, Inc.’s total debt at December 31, 2008, was $8.6 billion, as compared with its carrying value of $7.5 billion.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9.  Financial Instruments:

At June 30, 2009, UST had various forward foreign exchange contracts, primarily in connection with anticipated oak barrel purchases for Ste. Michelle’s wine operations. These contracts, which are not material and will expire in 2009, were designated as effective cash flow hedges. During the second quarter of 2009, UST’s interest rate swap contract which was designated as an effective cash flow hedge expired in conjunction with the maturity of UST’s $40 million senior notes.

During the first quarter of 2008, Altria Group, Inc. purchased forward foreign exchange contracts to mitigate its exposure to changes in exchange rates from its euro-denominated debt. While these forward exchange contracts were effective as economic hedges, they did not qualify for hedge accounting treatment and, therefore, $21 million of gains for the six months ended June 30, 2008 and $15 million of losses for the three months ended June 30, 2008 relating to these contracts were reported in interest and other debt expense, net, in Altria Group, Inc.’s condensed consolidated statement of earnings. These contracts and the related debt matured in the second quarter of 2008.

Within currency translation adjustments during the six months ended June 30, 2008, Altria Group, Inc. recorded losses, net of income taxes, of $85 million, which represented effective hedges of net investments. The accumulated losses recorded as net investment hedges of foreign operations were recognized and recorded in connection with the PMI distribution.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Loss at beginning of period	$-	$(5)	$-	$(4)
Derivative losses transferred to earnings		93		4
Change in fair value		(270)
PMI spin-off		182

At end of period	$-	$-	$-	$-

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10.  Earnings Per Share:

Effective January 1, 2009, Altria Group, Inc. adopted FASB Staff Position Emerging Issues Task Force 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore are included in the earnings per share (“EPS”) calculation pursuant to the two class method.

The calculations of basic and diluted EPS reflect the adoption of this method and accordingly, prior period calculations have been adjusted retrospectively.

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Earnings from continuing operations	$1,599	$1,544	$1,010	$930
Earnings from discontinued operations		1,840

Net earnings attributable to Altria Group, Inc.	1,599	3,384	1,010	930

Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(6)	(9)	(4)	(2)

Earnings for basic EPS	1,593	3,375	1,006	928
Add: Undistributed earnings attributable to unvested restricted and deferred shares	1	4	1	1
Less: Undistributed earnings reallocated to unvested restricted and deferred shares	(1)	(4)	(1)	(1)

Earnings for diluted EPS	$1,593	$3,375	$1,006	$928

Weighted average shares for basic EPS	2,062	2,091	2,064	2,075
Add: Incremental shares from stock options	6	10	5	10

Weighted average shares for diluted EPS	2,068	2,101	2,069	2,085

For the six months and three months ended June 30, 2009 computations, 1.0 million and 0.7 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. For the six months and three months ended June 30, 2008 computations, there were no antidilutive stock options.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11.  Accumulated Other Comprehensive Earnings (Losses):

The following table sets forth the changes in each component of accumulated other comprehensive earnings (losses) (in millions):

	Currency Translation Adjustments	Changes in Net Loss and Prior Service Cost	Changes in Fair Value of Derivatives Accounted for as Hedges	Ownership of SABMiller’s Other Comprehensive Earnings (Losses)	Accumulated Other Comprehensive Earnings (Losses)
Balances, January 1, 2008	$728	$(960)	$(5)	$348	$111

Period Change	233	(1,385)	(177)	(308)	(1,637)

Spin-off of Philip Morris International Inc.	(961)	124	182		(655)

Balances, December 31, 2008	-	(2,221)	-	40	(2,181)

Period Change	1	39		126	166

Balances, June 30, 2009	$1	$(2,182)	$-	$166	$(2,015)

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

Altria Group, Inc.’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes corporate expenses and amortization of intangibles. Interest and other debt expense, net (consumer products), and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s management. Information about total assets by segment is not disclosed because such information is not reported to or used by Altria Group, Inc.’s chief operating decision maker. Segment goodwill and other intangibles, net are disclosed in Note 5. Goodwill and Other Intangible Assets, net.

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Net revenues:
Cigarettes	$9,920	$9,149	$6,024	$4,916
Smokeless products	671		373
Cigars	233	192	118	101
Wine	169		94
Financial services	249	123	110	37

Net revenues	$11,242	$9,464	$6,719	$5,054

Earnings from continuing operations before income taxes:
Operating companies income:
Cigarettes	$2,569	$2,377	$1,426	$1,337
Smokeless products	175		177
Cigars	90	91	36	50
Wine	10		9
Financial services	203	104	83	30
Amortization of intangibles	(9)	(3)	(3)	(1)
Gain on sale of corporate headquarters building		404
General corporate expenses	(103)	(170)	(50)	(73)
UST transaction costs	(60)
Corporate exit costs	(7)	(248)	(1)	(1)

Operating income	2,868	2,555	1,677	1,342
Interest and other debt expense, net	(623)	(2)	(287)	(18)
Loss on early extinguishment of debt		(393)
Earnings from equity investment in SABMiller	323	290	217	147

Earnings from continuing operations before income taxes	$2,568	$2,450	$1,607	$1,471

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

•

UST Inventory Adjustment – In connection with the acquisition of UST, Altria Group, Inc.’s cost of sales included the following amounts relating to the fair value purchase accounting adjustment of UST’s inventory at the acquisition date that was sold during the periods:

	For the Six Months Ended June 30, 2009	For the Three Months Ended June 30, 2009
	(in millions)

Smokeless products	$13	$1
Wine	10	5

Total	$23	$6

•	Exit, Implementation and Integration Costs – See Note 3. Exit, Implementation and Integration Costs for a breakdown of these costs by segment.

•

Sales to PMI – Subsequent to the PMI spin-off, during the six months and three months ended June 30, 2008, PM USA recorded net revenues of $110 million and $107 million respectively, from contract volume manufactured for PMI under an agreement that terminated in the fourth quarter of 2008. For periods prior to the PMI spin-off, PM USA did not record contract volume manufactured for PMI in net revenues, but recorded the related profit, which was immaterial for the six months ended June 30, 2008, in marketing, administration and research costs. These amounts are reflected in the cigarettes segment.

Note 13.  Income Taxes:

The income tax rate of 37.7% for the six months ended June 30, 2009 increased 0.7 percentage points from 37.0% for the six months ended June 30, 2008, due primarily to certain costs incurred in 2009 related to the acquisition of UST that are not deductible for tax purposes.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14.  Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of distributors.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related and other litigation are or can be significant and, in certain cases, range in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome.

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

Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of July 27, 2009, August 1, 2008 and August 1, 2007.

	Number of Cases Pending as of July 27, 2009	Number of Cases Pending as of August 1, 2008	Number of Cases Pending as of August 1, 2007

Type of Case

Individual Smoking and Health Cases (1)	96	99	195
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	7	9	10
Health Care Cost Recovery Actions	3	3	3
“Lights/Ultra Lights” Class Actions	29	17	17
Tobacco Price Cases	2	2	2

(1)

Does not include 2,617 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include eight individual smoking and health cases brought against certain retailers that are indemnitees of PM USA. Additionally, does not include approximately 3,308 individual smoking and health cases (3,258 state court cases and 50 federal court cases) brought by or on behalf of approximately 9,063 plaintiffs in Florida (5,146 state court plaintiffs and 3,917 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

denied in February 2008. The first phase of the trial is scheduled for February 1, 2010.

International Tobacco-Related Cases

As of July 27, 2009, PM USA is a named defendant in a “Lights” class action in Israel and a health care cost recovery action in Israel. PM USA is a named defendant in two health care cost recovery actions in Canada, one of which also names Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in four smoking and health class action lawsuits filed in various Canadian provinces.

Pending and Upcoming Trials

As of July 27, 2009, 18 Engle-progeny cases against PM USA are set for trial in 2009 (12 of the 18 cases have scheduled 2009 trial dates). In addition, there are currently 2 individual smoking and health cases scheduled for trial in 2009. Cases against other tobacco companies are also scheduled for trial through the end of 2009. Trial dates are subject to change.

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

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2009	Florida/ Hess	Engle progeny	In February 2009, a Broward County jury in the Hess trial found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. On	PM USA noticed an appeal to the Fourth District Court of Appeal on July 2, 2009 and posted a $7.3 million appeal bond.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

June 8, 2009, the trial court entered final judgment and awarded plaintiff $1,260,000 in actual damages and $5 million in punitive damages. The judgment reduced the jury’s $3 million award of compensatory damages due to the jury allocating 58% of Mr. Hess’s injuries to Mr. Hess. Hess was the first case to be tried by an Engle class member since the Florida Supreme Court Engle ruling.

May 2007	California/ Whiteley	Individual Smoking and Health	Approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case, as well as $250,000 in punitive damages against the other defendant in the case.

In October 2007, in a limited retrial on the issue of punitive damages, the jury found that plaintiffs are not entitled to punitive damages against PM USA. In November, the trial court entered final judgment and PM USA filed a motion for a new trial and for judgment notwithstanding the verdict. The trial court rejected these motions in January 2008. In March 2008, PM USA noticed an appeal to the California Court of Appeal, First Appellate District and in May 2008, posted a $2.2 million appeal bond. Oral argument is scheduled for August 10, 2009.

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

In April 2008, an intermediate New York appellate court reversed the verdict and vacated the compensatory and punitive damages awards against PM USA. In December 2008, the New York Court of Appeals affirmed the appellate court decision. In January 2009, plaintiffs filed a petition with the New York Court of Appeals requesting that the court either vacate its earlier decision and reinstate the jury verdict or remand the case to the trial court for a new trial. The New York Court of Appeals denied plaintiffs’ motion in March 2009. Plaintiffs have filed a petition for a writ of certiorari with the United States Supreme Court.

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

In March 2003, the trial court reduced the damages award to $24.8 million. PM USA’s share of the damages award is approximately $6 million. In January 2007, defendants petitioned the trial court to set aside the jury’s verdict and dismiss plaintiffs’ punitive damages claim. In August 2008, the trial court granted plaintiffs’ motion for entry of judgment and ordered compensatory damages of $24.8 million plus interest from the date of the verdict. In August 2008, PM USA filed a motion for reconsideration, which was denied. Final judgment was entered in November 2008, awarding plaintiffs actual damages of $24.8 million, plus interest from the date of the verdict. Defendants filed a notice of appeal in December 2008 and posted an appeal bond of $30.3 million.

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

of Appeals’ decision reversing and remanding the case for a new trial on punitive damages. The Oregon Supreme Court held this petition in abeyance until the United States Supreme Court decided the Williams case described in (2) below. On May 14, 2009, the Oregon Supreme Court issued an order granting plaintiff’s petition for review.

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

(1)

Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s 2007 decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. Parties to the appeal in Bullock requested that the court establish a briefing schedule on the merits of the pending appeal. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. In July 2008, $43.3 million of escrow funds were returned to PM USA. The case was remanded to the superior court for a new trial on the amount of punitive damages, if any. The limited retrial commenced on June 10, 2009. PM USA has recorded a provision of approximately $1.6 million for compensatory damages, costs and interest.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)

Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million and petitioned the United States Supreme Court for further review (PM USA later recorded additional provisions of approximately $29 million related primarily to accrued interest). In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damage award and reinstated the jury’s award of $79.5 million in punitive damages. In March 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was granted in June 2008. In March 2009, the United States Supreme Court dismissed the writ of certiorari as being improvidently granted. Subsequent to the United States Supreme Court’s dismissal, PM USA paid $61.1 million to the plaintiffs, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Oregon state law requires that sixty percent of any punitive damages award be paid to the state. However, PM USA believes that, as a result of the Master Settlement Agreement (“MSA”), it is not liable for the sixty percent that would be paid to the state. Oregon and PM USA are parties to a proceeding in Oregon state court that seeks a determination of PM USA’s liability for that sixty percent. If PM USA prevails, its obligation to pay punitive damages will be limited to the forty percent previously paid to the plaintiff. The court has consolidated that MSA proceeding with Williams, where plaintiff seeks to challenge the constitutionality of the Oregon statute apportioning the punitive damages award and claims that any punitive damages award released by the state reverts to plaintiff.

Security for Judgments

To obtain stays of judgments pending current appeals, as of June 30, 2009, PM USA has posted various forms of security totaling approximately $88 million, the majority of which has been collateralized with cash deposits that are included in other assets on the consolidated balance sheets.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The deadline for filing Engle-progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of July 27, 2009, approximately 3,308 cases (3,258 state court cases and 50 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 9,063 plaintiffs (5,146 state court plaintiffs and 3,917 federal court plaintiffs). It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle-progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damage award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

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

Three federal district courts (in the Merlob, Brown and Burr cases) have ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) have been certified by the trial court for interlocutory review. The certification in both cases has been granted by the United States Court of Appeals for the Eleventh Circuit and the appeals have been consolidated. Argument is scheduled for September 17, 2009. In February 2009, the appeal in Burr was dismissed for lack of prosecution. Engle-progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 4,000 plaintiffs have been stayed pending interlocutory review by the Eleventh Circuit. Several state trial court judges have issued contrary rulings that allowed plaintiffs to use the Engle findings to establish elements of their claims and required certain defenses to be stricken.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all Engle-progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle-progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and remains in effect until December 31, 2012.

As of July 27, 2009, three Engle-progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. One verdict (see Hess description in the table above) was returned in favor of plaintiffs and two verdicts were returned in favor of PM USA (Gelep and Kalyvas). The plaintiffs in Gelep have appealed the defense verdict. Engle-progeny trial results are included in the totals provided in Trial Results above.

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

In February 2007, the Louisiana Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages included in the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded the case for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ petitions for writ of certiorari. Following the Louisiana Supreme Court’s denial of defendants’ petition for writ of certiorari, PM USA recorded a provision of $26 million in connection with the case and has recorded additional provisions of approximately $4 million related to accrued interest. In March 2008, plaintiffs filed a motion to execute the approximately $279 million judgment plus post-judgment interest or, in the alternative, for an order to the parties to submit revised damages figures. Defendants filed a motion to have judgment entered in favor of defendants based on accrual of all class member claims after September 1, 1988 or, in the alternative, for the entry of a case management order. In April 2008, the Louisiana Supreme Court denied defendants’ motion to stay proceedings and the defendants filed a petition for writ of certiorari with the United States Supreme Court. In June 2008, the United States Supreme Court denied the defendant’s petition. Plaintiffs filed a motion to enter judgment in the amount of approximately $280 million (subsequently changed to approximately $264 million) and defendants filed a motion to enter judgment in their favor dismissing the case entirely or, alternatively, to enter a case management order for a new trial. In July 2008, the trial court entered an Amended Judgment and Reasons for Judgment denying both motions, but ordering defendants to deposit into the registry of the court the sum of $263,532,762 plus post-judgment interest of approximately $102 million (as of June 30, 2009) while stating, however, that the judgment award “may be satisfied with something less than a full cash payment now” and that the court would “favorably consider” returning unused funds annually to defendants if monies allocated for that year were not fully expended.

In September 2008, defendants filed an application for writ of mandamus or supervisory writ to secure the right to appeal with the Louisiana Circuit Court of Appeals. The appellate court, in November 2008, granted the defendants’ writ and directed the trial court to enter an order permitting the appeal and to set the appeal bond in accordance with Louisiana law. In December 2008, plaintiffs’ supervisory writ petition to the Louisiana Supreme Court was denied and the trial court entered an order permitting the appeal and approving a $50 million bond for all defendants in accordance with the Louisiana “bond cap law” discussed above. In April 2009, plaintiffs filed a cross-appeal seeking to reinstate the June 2004 judgment and to award the medical monitoring rejected by the jury. Argument before the Louisiana Court of Appeal, Fourth Circuit, is scheduled for September 1, 2009.

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

Two purported class actions pending against PM USA have been brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006, in the United States District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Neither claim seeks punitive damages. Plaintiffs’ motion for class certification and defendant’s motion for summary judgment are pending in Caronia. Defendants’ motions for summary judgment and judgment on the pleadings and plaintiffs’ motion for class certification are pending in Donovan. In Donovan, the Supreme Judicial Court of Massachusetts heard arguments on June 9, 2009 on the questions certified to it by the district court regarding medical monitoring and statute of limitations issues.

In November 2008, a purported class action naming PM USA, Altria Group, Inc. and the other major cigarette manufacturers as defendants was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of cigarette smokers who seek medical monitoring (Peoples). Plaintiffs allege that

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the tobacco companies conspired to convince the National Cancer Institute (“NCI”) to not recommend spiral CT scans to screen for lung cancer and plaintiffs assert claims based on defendants’ purported violations of RICO. The complaint identifies the purported class as all residents of the State of Georgia who, by virtue of their age and history of smoking cigarettes, are at increased risk for developing lung cancer; are 50 years of age or older; have cigarette smoking histories of 20 pack-years or more; and are covered by an insurance company, Medicare, Medicaid or a third party medical payor. Plaintiffs seek relief in the form of the creation of a fund for medical monitoring and punitive damages. In February 2009, defendants filed a motion to dismiss. A similar purported class action (Jackson) was filed in the United States District Court for the Northern District of Georgia on May 1, 2009. Altria Group, Inc. and PM USA are named as defendants.

In July 2009, PM USA and Altria Group, Inc. were named as defendants, along with other cigarette manufacturers, in four actions filed in various Canadian provinces which seek certification of a multi-jurisdictional opt-out class action or, in the alternative, of an opt-in class action restricted to the residents of the Province of Saskatchewan. Plaintiffs seek class certification on behalf of individuals who were alive on the date the cases were filed and who have been diagnosed with chronic obstructive pulmonary disease, emphysema, heart disease or cancer after having smoked a minimum of 25,000 cigarettes manufactured by the defendants. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). On June 30, 2009, the trial court denied two of defendants’ motions for summary judgment in a health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA, USSTC and Altria Group, Inc. are defendants. Trial is scheduled to begin on June 7, 2010.

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

In May 2008, an action, National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al., was brought under the Medicare as Secondary Payer statute in United States District Court for the Eastern District of New York. This action was brought by the same plaintiffs as National Committee I and similarly purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from May 21, 2002 to the present. In July 2008, defendants filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. In March 2009, the court granted defendants’ motion to dismiss. Plaintiffs noticed an appeal on May 20, 2009 after the district court denied their motion for reconsideration.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of $9.4 billion each year (excluding future annual payments, if any, under the National Tobacco Grower Settlement Trust discussed below), subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the six and three months ended June 30, 2009, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $2.5 billion and $1.4 billion, respectively.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

Possible Adjustments in MSA Payments for 2003 to 2008

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (the “Original Participating Manufacturers” or “OPMs”) are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA-participating manufacturers to the states and territories that are parties to the MSA for each of the years 2003 to 2008. The proceedings relate to an MSA payment adjustment (the “NPM Adjustment”) based on the collective loss of market share for the relevant year by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

As part of these proceedings, an independent economic consulting firm jointly selected by the MSA parties or otherwise selected pursuant to the MSA’s provisions is required to determine whether the disadvantages of the MSA were a “significant factor” contributing to the collective loss of market share for the year in question. If the firm determines that the disadvantages of the MSA were such a “significant factor,” each state may avoid a downward adjustment to its share of the participating manufacturers’ annual payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Any potential downward adjustment would then be reallocated to those states that do not establish such diligent enforcement. PM USA believes that the MSA’s arbitration clause requires a state to submit its claim to have diligently enforced a qualifying escrow statute to binding arbitration before a panel of three former federal judges in the manner provided for in the MSA. A number of states have taken the position that this claim should be decided in state court on a state-by-state basis.

In March 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. In February 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. In February 2008, the same economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2005. A different economic consulting firm was selected to make the “significant factor” determination regarding the participating manufacturers’ collective loss of market share for the year 2006. In March 2009, this firm determined that the disadvantages of the MSA were a significant factor contributing to the participating

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

manufacturers’ collective loss of market share for the year 2006. Following the firm’s determination for 2006, the OPMs and the states agreed that the states will not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the years 2007 and 2008 (and 2009, if the participating manufacturers collectively sustain a sufficient loss of market share for that year as well). Accordingly, the OPMs and the states have agreed that no “significant factor” determination by the firm will be necessary with respect to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009.

Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that have not filed declaratory judgment actions. Courts in all forty-six MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. One of these rulings remains subject to appeal, and several others may be subject to further review following conclusion of the arbitration. PM USA, the other OPMs and approximately twenty-five other MSA-participating manufacturers have entered into an agreement regarding arbitration with over forty MSA states concerning the 2003 NPM Adjustment, including the states’ claims of diligent enforcement for 2003. The agreement provides for selection of the arbitration panel for the 2003 NPM Adjustment beginning by October 1, 2009 and for the arbitration then to proceed. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM Adjustment by up to a corresponding percentage.

The availability and the precise amount of any NPM Adjustment for 2003, 2004, 2005, 2006, 2007 and 2008 will not be finally determined until 2010 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA’s share would likely be applied as a credit against one or several future MSA payments.

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

In October 2004, FETRA was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out, which is estimated at approximately $9.5 billion, is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments offset already scheduled payments to the NTGST. However, two of the grower states, Maryland and Pennsylvania, have filed claims in the North Carolina state courts, asserting that the companies which established the NTGST (including PM USA) must continue making payments under the NTGST through 2010 for the benefit of Maryland and

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pennsylvania growers (such continuing payments would represent slightly more than one percent of the originally scheduled payments that would have been due to the NTGST for the years 2005 through 2010) notwithstanding the offsets resulting from the FETRA payments. The North Carolina trial court held in favor of Maryland and Pennsylvania, and the companies (including PM USA) appealed. The North Carolina Court of Appeals, in December 2008, reversed the trial court ruling. In January 2009, Maryland and Pennsylvania filed a notice of appeal to the North Carolina Supreme Court. In addition to the approximately $9.5 billion cost of the buy-out, FETRA also obligated manufacturers and importers of tobacco products to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA, Middleton and USSTC are subject to the requirements of FETRA. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2009 and beyond.

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

Without naming PM USA or any other private party as a defendant, manufacturers that have elected not to sign the MSA (“NPMs”) and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials are defendants in a lawsuit pending in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court, plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in those two actions, one trial court has granted summary judgment for the New York officials and lifted a preliminary injunction against New York officials’ enforcement against plaintiffs of the state’s “allocable share” amendment to the MSA’s Model Escrow Statute; the other trial court has held that plaintiffs are unlikely to succeed on the merits. The former decision is on appeal to the United States Court of Appeals for the Second Circuit.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In another action, the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. On remand, the trial court has granted summary judgment for the Louisiana Attorney General. This decision is on appeal to the United States Court of Appeals for the Fifth Circuit. In another challenge to Louisiana’s participation in the MSA and Louisiana’s MSA-related legislation, summary judgment motions are under submission. Another proceeding has been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement. A hearing on the merits that was scheduled for June 2009 has been continued. An appeal from trial court decisions holding that plaintiffs have failed to make allegations establishing a claim for relief is pending with the United States Court of Appeals for the Eighth Circuit. The United States Courts of Appeals for the Sixth and Ninth Circuits have affirmed the dismissals in two similar challenges. In July 2008, the United States Court of Appeals for the Tenth Circuit affirmed dismissals and summary judgment orders in two cases emanating from Kansas and Oklahoma, and in doing so rejected antitrust and constitutional challenges to the allocable share amendment legislation in those states.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The court did not impose monetary penalties on the defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the FTC for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government’s costs in bringing the action.

In September 2006, defendants filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. In September 2006, the trial court denied defendants’ motion to stay the judgment pending defendants’ appeals, and defendants then filed an emergency motion with the Court of Appeals to stay enforcement of the judgment pending their appeals. In October 2006, the government filed a notice of appeal in

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

which it appealed the denial of certain remedies, including the disgorgement of profits and the cessation remedies it had sought. In October 2006, a three-judge panel of the Court of Appeals granted defendants’ motion and stayed the trial court’s judgment pending its review of the decision. Certain defendants, including PM USA and Altria Group, Inc., filed a motion to clarify the trial court’s August 2006 Final Judgment and Remedial Order. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order.

On May 22, 2009, a three-judge panel of the Court of Appeals for the District of Columbia Circuit issued a per curiam decision largely affirming the trial court’s judgment against defendants and in favor of the government.

Although the panel largely affirmed the remedial order that was issued by the trial court, it vacated the following aspects of the order:

•	its application to defendants’ subsidiaries;

•	the prohibition on the use of express or implied health messages or health descriptors, but only to the extent of extraterritorial application;

•	its point-of-sale display provisions; and

•	its application to Brown & Williamson Holdings.

The Court of Appeals panel remanded the case for the trial court to reconsider these four aspects of the injunction and to reformulate its remedial order accordingly.

Furthermore, the Court of Appeals panel rejected all of the government’s and intervenor’s cross appeal arguments and refused to broaden the remedial order entered by the trial court. The Court of Appeals panel also left undisturbed its prior holding that the government cannot obtain disgorgement as a permissible remedy under RICO.

Defendants expect to file petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. The trial court’s judgment and remedial orders remain stayed. Defendants further expect to file a motion to vacate portions of the trial court’s judgment on the grounds of mootness because of the passage of legislation granting FDA broad authority over the regulation of tobacco products.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in these class actions (some of which have not been certified as such), allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the Federal Trade Commission (“FTC”), non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of July 27, 2009, twenty-nine cases are pending as follows: Arkansas (3), California (1), Colorado (1), Delaware (1), Florida (2), Illinois (4), Maine (1), Massachusetts (1), Minnesota (1), Mississippi (1), Missouri (1), New Hampshire (1), New Jersey (1), New

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mexico (1), New York (3), Ohio (2), Oregon (1), Texas (1) and West Virginia (2). In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

Developments Since December 2008 Good Decision

Since the December 2008 U.S. Supreme Court decision in Good, ten new “Lights” class actions have been served upon PM USA and Altria Group, Inc., one in Illinois state court (Biundo, formerly Goins), one in Florida federal court (Boyd), one in Colorado federal court (Fray), one in Texas federal court (Salazar), one in California federal court (Tyrer), one in Mississippi federal court (Mirick), one in Arkansas federal court (Williams), two in New York federal court (Domaingue and Tang) and one in Tennessee federal court (Alcorn). The Biundo (formerly Goins) action was subsequently removed to federal court and, on May 12, 2009, plaintiff’s motion to amend the complaint was granted after the claims of the initial class representative were dismissed without prejudice. In addition, plaintiffs, in a case filed in state court in Illinois (Cleary), amended their complaint to assert claims on behalf of an additional sub-class of smokers of “Lights” cigarettes. The case was removed to federal court in March 2009, and the district court denied plaintiffs’ motion to remand in an order dated May 4, 2009. On July 1, 2009, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the remaining case to state court. The July 1, 2009 order also noted that other defendants, including PM USA, have moved for dismissal of the “Lights” claims asserted against them. That motion is pending.

In April 2009, a petition was filed with the Judicial Panel on Multidistrict Litigation (“JPMDL”) seeking to transfer to, and consolidate pretrial proceedings in, the following “Lights” and other cases in the United States District Court for the Eastern District of New York or, alternatively, the Southern District of Florida: Tyrer, Fray, Boyd, Biundo (formerly Goins), Cleary, Good, Schwab, Caronia, Tang, Domaingue and Salazar. Stays have been issued in many of these “Lights” cases. Additional federal “Lights” cases may be included in this matter.

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

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, 13 courts in 14 cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. Trial courts in Arizona, Kansas, New Mexico, Oregon, Tennessee, Washington and New Jersey have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in the Marrone and Phillips cases (on May 20, 2009, the trial court denied the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Marrone and Phillips plaintiffs’ motions for leave to amend their complaints to assert class action claims), a trial court in Tennessee has dismissed the plaintiffs’ class action allegations, the United States Court of Appeals for the Fifth Circuit has dismissed a purported “Lights” class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA, plaintiffs voluntarily dismissed an action in a federal trial court in Michigan after the court dismissed claims asserted under the Michigan Unfair Trade and Consumer Protection Act, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case (see the Price case below for further discussion). In September 2006, the trial court in Schwab denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled “Light” or “Lights.” In April 2008, the Second Circuit overturned the trial court’s class certification decision. An intermediate appellate court in Oregon and the Supreme Court in Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. In the Oregon case (Pearson), in February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the District Court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal to the Oregon Court of Appeals. In February 2008, the parties filed a joint motion to hold the appeal in abeyance pending the United States Supreme Court’s decision in Good, which motion was denied. Plaintiffs in the case in Washington voluntarily dismissed the case with prejudice. Plaintiffs in the New Mexico case (Mulford) renewed their motion for class certification, which motion was denied by the federal district court in March 2009, with leave to file a new motion for class certification. Plaintiffs in the Florida case (Hines) petitioned the Florida Supreme Court for further review, and in January 2008, the Florida Supreme Court denied this petition. In February 2009, the plaintiffs’ class action allegations in the Tennessee case (McClure) were dismissed with prejudice. In Cleary discussed above, PM USA has moved to dismiss the “Lights” claims made against it (USSTC is also a defendant in Cleary with respect to non-“Lights” claims).

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In connection with the judgment, PM USA deposited into escrow various forms of collateral, including cash and negotiable instruments. In December 2005, the Illinois Supreme Court issued its judgment, reversing the trial court’s judgment in favor of the plaintiffs and directing the trial court to dismiss the case. In May 2006, the Illinois Supreme Court denied plaintiffs’ motion for re-hearing, in November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County enforced the Illinois Supreme Court’s mandate and dismissed the case with prejudice. In January 2007, plaintiffs filed a motion to vacate or withhold judgment based upon the United States Supreme Court’s grant of the petition for writ of certiorari in Watson (described below). In May 2007, PM USA filed applications for a writ of mandamus or a supervisory order with the Illinois Supreme Court seeking an order compelling the lower courts to deny plaintiffs’ motion to vacate and/or withhold judgment. In August 2007, the Illinois Supreme Court granted PM USA’s motion for supervisory order and the trial court dismissed plaintiff’s motion to vacate or withhold judgment. The collateral that PM USA deposited into escrow after the initial 2003 judgment has since been released and returned to PM USA.

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the 2005 Illinois Supreme Court judgment, contending that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2009, plaintiffs in an individual smoker lawsuit (Kelly) brought on behalf of an alleged smoker of “Lights” cigarettes in Madison County, Illinois state court filed a motion seeking a declaration that (1) their claims under the Illinois Consumer Fraud Act are not barred by the exemption in that statute based on their assertion that the Illinois Supreme Court’s decision in Price is no longer good law in light of the decisions by the U.S. Supreme Court in Good and Watson, and (2) their claims are not preempted in light of the U.S. Supreme Court’s decision in Good.

Trial Court Class Certifications

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. Developments in these cases include:

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. Motions for direct appellate review with the Massachusetts Supreme Judicial Court were granted in April 2007 and oral arguments were heard in January 2008. In December 2008, subsequent to the United States Supreme Court’s decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. In January 2009, PM USA notified the Massachusetts Supreme Judicial Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the state law statutory exemption issue. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion.

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

Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. The court has set a trial date of January 11, 2011 which could be advanced to June 2010. Plaintiffs have moved for reconsideration of the period during which potential class members can qualify to become part of the class to expand it from 1998 – 2005 to 1971 – 2005.

In addition to these cases, in June 2007, the United States Supreme Court reversed the lower court rulings in the Watson case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendant’s contention that the case must be tried in federal court under the “federal officer” statute. The case has been remanded to the state trial court in Arkansas. In December 2005, in the Miner case, which was pending at that time in the United States District Court for the Western District of Arkansas, plaintiffs moved for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas, California, Colorado, and Michigan. PM USA’s motion for summary judgment based on preemption and the Arkansas statutory exemption is pending. Following the filing of this motion, plaintiffs moved to voluntarily dismiss Miner without prejudice, which PM USA opposed. The court then stayed the case pending the United States Supreme Court’s decision on a petition for writ of certiorari in Watson. In July 2007, the case was remanded to a state trial court in Arkansas. In August 2007, plaintiffs renewed their motion for class certification. In October 2007, the court denied PM USA’s motion to dismiss on procedural grounds and the court entered a case management order.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of July 27, 2009, two separate cases were pending, one in Kansas and one in New Mexico, in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. Altria Group, Inc. is a defendant in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. In November 2008, the New Mexico Court of Appeals reversed the trial court decision granting summary judgment as to certain defendants, including PM USA. In February 2009, the New Mexico Supreme Court granted the petition for writ of certiorari filed by PM USA and the other defendants. The case in Kansas is pending; there is no trial date.

Cases Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a California law, which inter alia limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations (“Proposition 64”). In two July 2006 opinions, the California Supreme Court held Proposition 64 applicable to pending cases (the “Proposition 64 Cases”). Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. On May 18, 2009, the California Supreme Court reversed the trial court decision that was affirmed by the appellate court and remanded the case to the trial court. Defendants filed a rehearing petition on June 2, 2009.

In May 2004, a lawsuit (Gurevitch) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2005, defendants’ motion to dismiss was granted; however, plaintiffs’ motion for leave to amend the complaint was also granted, and plaintiffs filed an amended complaint in September 2005. In October 2005, the court stayed this action pending the California Supreme Court’s rulings in the Proposition 64 Cases. In September 2006, the stay was lifted and defendants filed their demurrer to plaintiffs’ amended complaint. In March 2007, the court, without ruling on the demurrer, again stayed the action pending rulings from the California Supreme Court in another case involving Proposition 64 (Brown, described above) that is relevant to PM USA’s demurrer. PM USA anticipates reactivation of this case based on the California Supreme Court’s May 18, 2009 decision in Brown.

In September 2005, a purported class action lawsuit (Reynolds) was filed by a California consumer against PM USA alleging that PM USA violated certain California consumer protection laws in connection with the alleged expiration of Marlboro Miles’ proofs of purchase, which could be used in accordance with the terms and conditions of certain time-limited promotions to acquire merchandise from Marlboro catalogues. PM USA’s motion to dismiss the case was denied in March 2006. In September 2006, PM USA filed a motion for summary judgment as to plaintiff’s claims for breach of the implied covenant of good faith and fair dealing. In October 2006, PM USA filed a second summary judgment motion seeking dismissal of plaintiff’s claims under certain California consumer protection statutes. In June 2007, the court denied PM USA’s motions for

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

summary judgment. On June 2, 2009, the United States Court of Appeals for the Ninth Circuit, on interlocutory review of the trial court’s orders, reversed the denial of PM USA’s motion to dismiss and remanded the case. On June 25, 2009, plaintiff voluntarily dismissed all claims with prejudice.

Ignition Propensity Cases: PM USA is currently a defendant in five wrongful death actions in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case pending in Massachusetts state court (Sarro), PM USA’s motion to dismiss is pending. In a Kentucky state court case (Walker), the court dismissed plaintiffs’ claims in February 2009 and plaintiffs have filed a notice of appeal. The three remaining actions are Green and Hallmark (each filed in April 2009 in Alabama state court), and Kerr (filed in Mississippi state court in February 2009 and removed by PM USA to Mississippi federal court on July 17, 2009).

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

Second, UST and/or its tobacco subsidiaries has been named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are five individuals alleging use of USSTC’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. While certain of these actions had not been consolidated for pretrial and trial proceedings, USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 3, 2001.

Third, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, addiction, and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in an action in Florida (Vassallo) and in an action in Connecticut (Hill). The Hill case is set for trial on February 9, 2010.

Antitrust Litigation

Following a previous antitrust action brought against UST by a competitor, Conwood Company L.P., UST was named as a defendant in certain actions brought by indirect purchasers (consumers) in a number of jurisdictions. As indirect purchasers of UST’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed classes, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the applicable states, that UST has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. In connection with these actions, plaintiffs sought to

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recover compensatory and statutory damages in an amount not to exceed $75,000 per purported class member or per class member, and certain other relief. The indirect purchaser actions, as filed, were similar in all material respects.

The indirect purchaser actions have been resolved in almost all jurisdictions.

In September 2007, UST entered into a Settlement Agreement to resolve the California class action. In March 2008, the California Superior Court, San Francisco, entered an order granting final approval of the California settlement, entering judgment and dismissing all claims against the settling defendants with prejudice. The court also granted plaintiffs’ motion for attorneys’ fees and costs. A Notice of Appeal from the judgment and order granting final approval of the settlement, and order granting plaintiffs’ attorneys’ fees was filed by an individual class member in April 2008. The California Court of Appeal, First Appellate District, dismissed this appeal in February 2009, pursuant to the stipulation of the parties.

In January 2008, UST entered into a Settlement Agreement to resolve the New Hampshire action. In July 2008, the court entered a final judgment granting final approval of the settlement, including attorneys’ fees and costs, and dismissing the action with prejudice. A Notice of Appeal was filed by an individual class member in August 2008. In April 2009, the New Hampshire Supreme Court affirmed the trial court order and final judgment approving the class action settlement in this indirect purchaser antitrust case. On May 14, 2009, the New Hampshire Supreme Court modified the final judgment to extend the deadline until December 31, 2009, for class members to submit claims.

In the indirect purchaser action pending in federal court in Pennsylvania, plaintiffs filed a stipulation of dismissal with prejudice in April 2009.

In April 2009, UST entered into a Settlement Agreement to resolve the Massachusetts action. The proposed settlement received preliminary court approval on May 22, 2009. The hearing on final approval is scheduled for October 23, 2009.

Pursuant to the settlements in all jurisdictions except California and the proposed settlement in Massachusetts, adult consumers received or will receive coupons redeemable on future purchases of UST’s moist smokeless tobacco products, and UST agreed to pay all related administrative costs and plaintiffs’ attorneys’ fees. The California and proposed Massachusetts settlements are for cash only and do not involve distribution of coupons.

In connection with the settlement of the Kansas, New Hampshire, New York and Wisconsin actions, UST has recognized a liability reflecting the costs attributable to coupons previously distributed to Kansas, New York and Wisconsin class members, and coupons expected to be distributed to New Hampshire class members, which will be redeemable on future purchases of UST’s moist smokeless tobacco products, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlement. In connection with the proposed Massachusetts settlement, which is still subject to final court approval, UST has recognized a liability for the total amount of the proposed cash settlement.

As of June 30, 2009, the liability associated with UST’s estimated costs to resolve all indirect purchaser actions was $16 million.

Other Litigation

In September 2008, plaintiffs filed a purported class action on behalf of a purported class of UST stockholders in Superior Court in Connecticut to enjoin the proposed acquisition of UST by Altria Group, Inc., alleging, among other things, that UST and/or nine of its directors had violated their fiduciary duties by agreeing to the terms of the acquisition and that Altria Group, Inc. had aided and abetted in the alleged violation. In October

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2008, plaintiffs amended the complaint to add allegations concerning UST’s definitive proxy statement and certain benefits payable to UST’s officers in connection with the transaction. The amended complaint also included aiding and abetting claims against UST. In December 2008, the parties entered into a Memorandum of Understanding to settle this lawsuit and resolve all claims. The settlement amount was immaterial. The process for obtaining court approval is on-going.

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

In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim refunds on a portion of these tax payments and associated interest for the years 1996 and 1997. On July 9, 2009, the jury returned a unanimous verdict in favor of the IRS. Altria Group, Inc. intends to file post-trial motions and, if necessary, to seek appellate review.

In March 2008, Altria Group, Inc. filed a second complaint in the United States District Court for the Southern District of New York seeking a refund of the tax payments and associated interest for the years 1998 and 1999 attributable to the disallowance of benefits claimed in those years with respect to the leases subject to the recent jury verdict and with respect to certain other leases entered into in 1998 and 1999.

The IRS has indicated that it intends to issue an RAR regarding its audit of Altria Group, Inc.’s consolidated tax returns for the 2000 – 2003 years within the next six months. Based on Notices of Proposed Adjustments received by Altria Group, Inc., we expect that this RAR will challenge and disallow tax benefits claimed by Altria Group, Inc. with respect to the leases subject to the recent jury verdict plus other PMCC leveraged lease transactions characterized by the IRS as LILOs and SILOs, including benefits claimed from LILO and SILO transactions entered into during both the 1996 – 1999 years and the 2000 – 2003 years. The total disallowance for 2000 – 2003 for these leases in federal income tax and related interest would be approximately $1.0 billion. Altria Group, Inc. plans to contest proposed leveraged lease adjustments contained in any RAR.

If the tax benefits for the transactions entered into from 1996 to 2003 were similarly disallowed for the period January 1, 2004 through December 31, 2009, the disallowance for such period for these leases in federal income tax and related interest would be approximately $900 million, taking into account federal income tax paid or payable on gains associated with sales of leased assets during that period. The payment, if any, of such amount would depend upon the timing and outcome of future IRS audits and any related administrative challenges or litigation.

LILO and SILO transactions represent approximately 36% of the Net Finance Assets of PMCC’s lease portfolio. PMCC entered into no LILO or SILO transactions after 2003.

Altria Group, Inc. considered these matters in its treatment of FASB Interpretation No. 48 and FASB Staff Position No. FAS 13-2. Should Altria Group, Inc. not prevail in these matters, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax, pay associated interest costs and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year.

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

Environmental Regulation

Altria Group, Inc. and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria Group, Inc. are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria Group, Inc.’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs or damages and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

Guarantees

At June 30, 2009, Altria Group, Inc. had a $12 million third-party guarantee, related to a divestiture, which was recorded as a liability on its condensed consolidated balance sheet. This guarantee has no specified expiration date. Altria Group, Inc. is required to perform under this guarantee in the event that a third party fails to make contractual payments. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2009, subsidiaries of Altria Group, Inc. were also contingently liable for $25 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI, entered into as a result of the PMI spin-off, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2009 as the fair value of this indemnification is insignificant.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As more fully discussed in Note 16. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities and borrowings under the Revolving Facility and its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, UST completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which UST holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, UST entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require UST to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement becomes exercisable beginning September 11, 2010. As of June 30, 2009, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of UST. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the condensed consolidated balance sheet at June 30, 2009.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15. Recent Accounting Standards Not Yet Adopted:

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles; a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. SFAS 168 will not have a material impact on Altria Group, Inc.’s consolidated financial statements when adopted.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16. Condensed Consolidating Financial Information:

PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Revolving Facility and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria Group, Inc.’s obligations under the guaranteed debt instruments (the “Obligations”).

The Guarantees provide that PM USA fully and unconditionally guarantees the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Obligations. The liability of PM USA under the Guarantees is absolute and unconditional irrespective of: any lack of validity, enforceability or genuineness of any provision of any agreement or instrument relating thereto; any change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations, or any other amendment or waiver of or any consent to departure from any agreement or instrument relating thereto; any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any other guarantee, for all or any of the Obligations; or any other circumstance that might otherwise constitute a defense available to, or a discharge of, Altria Group, Inc. or PM USA.

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

At June 30, 2009, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, condensed consolidating statements of earnings for the six months and three months ended June 30, 2009 and 2008, and condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”) (in millions of dollars). The financial information is based on Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of the SEC Regulation S-X.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

June 30, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$524	$-	$20	$-	$544

Receivables, net	5	34	62		101

Inventories:
Leaf tobacco		576	332		908
Other raw materials		150	33		183
Work in process		11	239		250
Finished product		312	228		540

		1,049	832		1,881

Due from Altria Group, Inc. and subsidiaries	699	3,237	785	(4,721)
Deferred income taxes	58	1,404	99		1,561
Other current assets	454	53	288		795

Total current assets	1,740	5,777	2,086	(4,721)	4,882

Property, plant and equipment, at cost	2	4,800	1,279		6,081
Less accumulated depreciation	1	2,907	349		3,257

	1	1,893	930		2,824

Goodwill			4,998		4,998
Other intangible assets, net		278	11,871		12,149
Investment in SABMiller	4,780				4,780
Investment in consolidated subsidiaries	6,160			(6,160)
Due from Altria Group, Inc. and subsidiaries	8,000			(8,000)
Other assets	775	143	220		1,138

Total consumer products assets	21,456	8,091	20,105	(18,881)	30,771

Financial services
Finance assets, net			5,031		5,031
Due from Altria Group, Inc. and subsidiaries			1,189	(1,189)
Other assets			27		27

Total financial services assets			6,247	(1,189)	5,058

TOTAL ASSETS	$21,456	$8,091	$26,352	$(20,070)	$35,829

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

June 30, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Short-term borrowings	$393	$-	$-	$-	$393
Current portion of long-term debt	775				775
Accounts payable	8	172	113		293
Accrued liabilities:
Marketing		475	(10)		465
Taxes, except income taxes		659	27		686
Employment costs	23	21	106		150
Settlement charges		2,204	4		2,208
Other	285	602	453		1,340
Dividends payable	667				667
Due to Altria Group, Inc. and subsidiaries	3,339	277	2,294	(5,910)

Total current liabilities	5,490	4,410	2,987	(5,910)	6,977

Long-term debt	10,286		898		11,184
Deferred income taxes	1,486	54	2,431		3,971
Accrued pension costs	214		1,378		1,592
Accrued postretirement health care costs		1,528	824		2,352
Due to Altria Group, Inc. and subsidiaries			8,000	(8,000)
Other liabilities	637	426	183		1,246

Total consumer products liabilities	18,113	6,418	16,701	(13,910)	27,322

Financial services
Debt			500		500
Deferred income taxes			4,220		4,220
Other liabilities			410		410

Total financial services liabilities			5,130		5,130

Total liabilities	18,113	6,418	21,831	(13,910)	32,452

Contingencies

Redeemable noncontrolling interest			32		32

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	6,082	408	6,349	(6,757)	6,082
Earnings reinvested in the business	22,404	1,580	(120)	(1,460)	22,404
Accumulated other comprehensive losses	(2,015)	(315)	(1,751)	2,066	(2,015)

	27,406	1,673	4,487	(6,160)	27,406

Less cost of repurchased stock	(24,063)				(24,063)

Total stockholders’ equity attributable to Altria Group, Inc.	3,343	1,673	4,487	(6,160)	3,343

Noncontrolling interests			2		2

Total stockholders’ equity	3,343	1,673	4,489	(6,160)	3,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,456	$8,091	$26,352	$(20,070)	$35,829

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

December 31, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$7,910	$1	$5	$-	$7,916

Receivables, net	2	21	21		44

Inventories:
Leaf tobacco		710	17		727
Other raw materials		139	6		145
Work in process		7	2		9
Finished product		184	4		188

		1,040	29		1,069

Due from Altria Group, Inc. and subsidiaries	293	3,078	466	(3,837)
Deferred income taxes	58	1,574	58		1,690
Other current assets	192	82	83		357

Total current assets	8,455	5,796	662	(3,837)	11,076

Property, plant and equipment, at cost	2	4,792	550		5,344
Less accumulated depreciation	1	2,851	293		3,145

	1	1,941	257		2,199

Goodwill			77		77
Other intangible assets, net		283	2,756		3,039
Investment in SABMiller	4,261				4,261
Investment in consolidated subsidiaries	1,349			(1,349)
Due from Altria Group, Inc. and subsidiaries	2,000			(2,000)
Other assets	688	286	106		1,080

Total consumer products assets	16,754	8,306	3,858	(7,186)	21,732

Financial services
Finance assets, net			5,451		5,451
Due from Altria Group, Inc. and subsidiaries			761	(761)
Other assets			32		32

Total financial services assets			6,244	(761)	5,483

TOTAL ASSETS	$16,754	$8,306	$10,102	$(7,947)	$27,215

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

Noncontrolling interests

Total stockholders’ equity	2,828	298	1,051	(1,349)	2,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,754	$8,306	$10,102	$(7,947)	$27,215

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Six Months Ended June 30, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$9,923	$1,319	$-	$11,242
Cost of sales		3,603	305		3,908
Excise taxes on products		2,732	104		2,836

Gross profit		3,588	910		4,498
Marketing, administration and research costs	121	1,030	304		1,455
Exit costs		34	132		166
Amortization of intangibles		5	4		9

Operating (expense) income	(121)	2,519	470		2,868
Interest and other debt expense (income), net	317	(3)	309		623
Earnings from equity investment in SABMiller	(323)				(323)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(115)	2,522	161		2,568
(Benefit) provision for income taxes	(68)	957	79		968
Equity earnings of subsidiaries	1,647			(1,647)

Net earnings	1,600	1,565	82	(1,647)	1,600
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$1,600	$1,565	$81	$(1,647)	$1,599

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Six Months Ended June 30, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$9,149	$315	$-	$9,464
Cost of sales		4,004	51		4,055
Excise taxes on products		1,650	31		1,681

Gross profit		3,495	233		3,728
Marketing, administration and research costs	89	1,127	81		1,297
Exit costs	74	29	174		277
(Gain) loss on sale of corporate headquarters building	(407)		3		(404)
Amortization of intangibles			3		3

Operating income (expense)	244	2,339	(28)		2,555
Interest and other debt expense (income), net	136	(237)	103		2
Loss on early extinguishment of debt	386		7		393
Earnings from equity investment in SABMiller	(290)				(290)

Earnings (loss) from continuing operations before income taxes and equity earnings of subsidiaries	12	2,576	(138)		2,450
(Benefit) provision for income taxes	(22)	967	(39)		906
Equity earnings of subsidiaries	3,350			(3,350)

Earnings (loss) from continuing operations	3,384	1,609	(99)	(3,350)	1,544
Earnings from discontinued operations, net of income taxes			1,901		1,901

Net earnings	3,384	1,609	1,802	(3,350)	3,445
Net earnings attributable to noncontrolling interests			(61)		(61)

Net earnings attributable to Altria Group, Inc.	$3,384	$1,609	$1,741	$(3,350)	$3,384

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended June 30, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$6,025	$694	$-	$6,719
Cost of sales		1,983	155		2,138
Excise taxes on products		2,052	73		2,125

Gross profit		1,990	466		2,456
Marketing, administration and research costs	18	555	165		738
Exit costs		15	23		38
Amortization of intangibles		2	1		3

Operating (expense) income	(18)	1,418	277		1,677
Interest and other debt expense, net	130		157		287
Earnings from equity investment in SABMiller	(217)				(217)

Earnings before income taxes and equity earnings of subsidiaries	69	1,418	120		1,607
Provision for income taxes	7	532	57		596
Equity earnings of subsidiaries	949			(949)

Net earnings	1,011	886	63	(949)	1,011
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$1,011	$886	$62	$(949)	$1,010

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended June 30, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$4,916	$138	$-	$5,054
Cost of sales		2,142	26		2,168
Excise taxes on products		859	16		875

Gross profit		1,915	96		2,011
Marketing, administration and research costs	46	581	22		649
Exit costs		18	1		19
Amortization of intangibles			1		1

Operating (expense) income	(46)	1,316	72		1,342
Interest and other debt expense (income), net	52	(104)	70		18
Earnings from equity investment in SABMiller	(147)				(147)

Earnings before income taxes and equity earnings of subsidiaries	49	1,420	2		1,471
Provision for income taxes	6	533	2		541
Equity earnings of subsidiaries	887			(887)

Net earnings	930	887		(887)	930
Net earnings attributable to noncontrolling interests

Net earnings attributable to Altria Group, Inc.	$930	$887	$-	$(887)	$930

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(406)	$705	$(164)	$-	$135

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(75)	(37)		(112)
Acquisition of UST LLC, net of acquired cash			(10,244)		(10,244)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(6,000)		6,000
Other		(5)	(43)		(48)
Financial services
Investment in finance assets			(9)		(9)
Proceeds from finance assets			553		553

Net cash used in investing activities	(6,000)	(80)	(3,780)		(9,860)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Net issuance of short-term borrowings	393		(205)		188
Long-term debt issued	4,221				4,221
Long-term debt repaid		(135)	(240)		(375)
Dividends paid on Altria Group, Inc. common stock	(1,324)				(1,324)
Issuance of Altria Group, Inc. common stock	51				51
Financing fees and debt issuance costs	(132)				(132)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(5,485)	827	4,658
Cash dividends received from/(paid by) subsidiaries	1,282	(1,200)	(82)
Other	14	(118)	(172)		(276)

Net cash (used in) provided by financing activities	(980)	(626)	3,959		2,353

Cash and cash equivalents:
(Decrease) increase	(7,386)	(1)	15	-	(7,372)
Balance at beginning of period	7,910	1	5		7,916

Balance at end of period	$524	$-	$20	$-	$544

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities, continuing operations	$(535)	$186	$(97)	$-	$(446)
Net cash provided by operating activities, discontinued operations			1,666		1,666

Net cash (used in) provided by operating activities	(535)	186	1,569	-	1,220

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(77)	(8)		(85)
Proceeds from sale of corporate headquarters building	525				525
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(7,558)	6,000	1,558
Other		2	108		110
Financial services
Proceeds from finance assets			148		148

Net cash (used in) provided by investing activities, continuing operations	(7,033)	5,925	1,806		698
Net cash used in investing activities, discontinued operations			(317)		(317)

Net cash (used in) provided by investing activities	(7,033)	5,925	1,489		381

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Net issuance of short-term borrowings	1,711				1,711
Long-term debt repaid	(2,256)		(1,558)		(3,814)
Repurchase of Altria Group, Inc. common stock	(1,166)				(1,166)
Dividends paid on Altria Group, Inc. common stock	(3,168)				(3,168)
Issuance of Altria Group, Inc. common stock	72				72
Philip Morris International Inc. dividends paid to Altria Group, Inc.	3,019				3,019
Tender and consent fees related to the early extinguishment of debt	(368)		(3)		(371)
Changes in amounts due to/from Philip Morris International Inc.	(721)				(721)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(2,030)	2,008	22
Cash dividends received from/(paid by) subsidiaries	8,012	(7,965)	(47)
Other	40	(154)	(127)		(241)

Net cash provided by (used in) financing activities, continuing operations	3,145	(6,111)	(1,713)		(4,679)
Net cash used in financing activities, discontinued operations			(1,648)		(1,648)

Net cash provided by (used in) financing activities	3,145	(6,111)	(3,361)		(6,327)

Effect of exchange rate changes on cash and cash equivalents:
Discontinued operations			(126)		(126)

Cash and cash equivalents, continuing operations:
Decrease	(4,423)	-	(4)	-	(4,427)
Balance at beginning of period	4,835	1	6		4,842

Balance at end of period	$412	$1	$2	$-	$415

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

At June 30, 2009, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.4% economic and voting interest in SABMiller plc (“SABMiller”) at June 30, 2009. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists principally of cash received from the payment of dividends by its subsidiaries.

As discussed in Note 2. UST Acquisition to the condensed consolidated financial statements (“Note 2”), on January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST, whose direct and indirect wholly-owned subsidiaries include U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates (“Ste. Michelle”). As a result of the acquisition, UST has become an indirect wholly-owned subsidiary of Altria Group, Inc.

Beginning with the first quarter of 2009, Altria Group, Inc. revised its reportable segments to reflect the change in the way in which Altria Group, Inc.’s management reviews the business as a result of the acquisition of UST. At June 30, 2009, Altria Group, Inc.’s reportable segments were cigarettes, smokeless products, cigars, wine, and financial services.

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

During the first six months of 2009, Altria Group, Inc. completed the acquisition of UST and began to integrate it into its family of companies. In addition, Altria Group, Inc. issued $4.2 billion of long-term notes and completed all long-term financing related to the acquisition of UST.

Consolidated Operating Results for the Six Months Ended June 30, 2009 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations attributable to Altria Group, Inc. for the six months ended June 30, 2009, from the six months ended June 30, 2008, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the six months ended June 30, 2008	$1,544	$0.73

2008 Exit, implementation and integration costs	196	0.09
2008 Gain on sale of corporate headquarters building	(263)	(0.12)
2008 Loss on early extinguishment of debt	256	0.12

Subtotal 2008 items	189	0.09

2009 Exit, implementation and integration costs	(162)	(0.08)
2009 UST acquisition-related costs	(121)	(0.06)
2009 SABMiller intangible asset impairments	(73)	(0.04)
2009 SABMiller gains on issuances of common stock	114	0.06

Subtotal 2009 items	(242)	(0.12)

Change in tax rate	(3)
Fewer shares outstanding		0.01
Operations	111	0.06

For the six months ended June 30, 2009	$1,599	$0.77

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Shares Outstanding – Fewer shares outstanding during the six months ended June 30, 2009 compared with the prior year period were due primarily to shares repurchased by Altria Group, Inc. during the second quarter of 2008 under its share repurchase program, which was suspended in January 2009.

Operations – The increase of $111 million shown in the table above was due primarily to the following:

•	Acquisition of UST, which is reflected in the smokeless products and wine segments (see Note 2);

•	Higher income from cigarettes and financial services; and

•	Lower general corporate expenses;

partially offset by:

•	Higher interest and other debt expense, net, due to the issuance of senior unsecured long-term notes in November and December 2008, and February 2009 to finance the acquisition of UST.

Consolidated Operating Results for the Three Months Ended June 30, 2009 – The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended June 30, 2009, from the three months ended June 30, 2008, were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the three months ended June 30, 2008	$930	$0.45

2008 Exit, implementation and integration costs	24	0.01

2009 Exit, implementation and integration costs	(57)	(0.03)
2009 UST acquisition-related costs	(4)
2009 SABMiller intangible asset impairments	(73)	(0.04)
2009 SABMiller gains on issuances of common stock	114	0.06

Subtotal 2009 items	(20)	(0.01)

Change in tax rate	(6)
Operations	82	0.04

For the three months ended June 30, 2009	$1,010	$0.49

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations – The increase of $82 million shown in the table above was due primarily to the following:

•	Acquisition of UST, which is reflected in the smokeless products and wine segments (see Note 2);

•	Higher income from cigarettes and financial services; and

•	Lower general corporate expenses;

partially offset by:

•	Higher interest and other debt expense, net, due to the issuance of senior unsecured long-term notes in November and December 2008, and February 2009 to finance the acquisition of UST.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2009 Forecasted Results – In July 2009, Altria Group, Inc. raised its 2009 full-year guidance for reported diluted EPS from continuing operations from a range of $1.47 to $1.52 to a range of $1.51 to $1.56, reflecting higher projected earnings from continuing operations as well as a $0.02 net gain in SABMiller related items. This revised forecast includes estimated net charges of $0.21 per share as detailed in the table below, as compared with 2008 full-year reported diluted EPS from continuing operations of $1.48, which includes $0.17 per share of net charges as detailed in the table below. Anticipated 2009 full-year adjusted diluted EPS from continuing operations, which exclude the net charges in the table below, represent a growth rate of 4% to 7% over 2008 full-year adjusted diluted EPS from continuing operations. The 2009 forecast reflects higher tobacco excise taxes, investment spending on smokeless tobacco brands, ongoing cost reduction initiatives, increased pension expenses and no share repurchases. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Net Charges Included in Reported Diluted EPS from Continuing Operations

	2009	2008

Exit, integration and implementation costs	$0.17	$0.15
Gain on sale of corporate headquarters building		(0.12)
Loss on early extinguishment of debt		0.12
Tax items		(0.03)
UST acquisition-related costs	0.06	0.02
SABMiller gains on issuances of common stock	(0.06)
SABMiller intangible asset impairments	0.04	0.03

	$0.21	$0.17

Adjusted diluted EPS from continuing operations is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain income and expense items that management believes are not part of underlying operations are excluded from adjusted diluted EPS because such items can obscure underlying business trends. Management believes it is appropriate to disclose this non-GAAP financial measure to help investors analyze underlying business performance and trends. This adjusted measure is regularly provided to management for use in the evaluation of segment performance and allocation of resources. This information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

See pages 107-110 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Net revenues:
Cigarettes	$9,920	$9,149	$6,024	$4,916
Smokeless products	671		373
Cigars	233	192	118	101
Wine	169		94
Financial services	249	123	110	37

Net revenues	$11,242	$9,464	$6,719	$5,054

Excise taxes on products:
Cigarettes	$2,732	$1,650	$2,052	$859
Smokeless products	36		24
Cigars	60	31	44	16
Wine	8		5

Excise taxes on products	$2,836	$1,681	$2,125	$875

Operating income:
Operating companies income:
Cigarettes	$2,569	$2,377	$1,426	$1,337
Smokeless products	175		177
Cigars	90	91	36	50
Wine	10		9
Financial services	203	104	83	30
Amortization of intangibles	(9)	(3)	(3)	(1)
Gain on sale of corporate headquarters building		404
General corporate expenses	(103)	(170)	(50)	(73)
UST transaction costs	(60)
Corporate exit costs	(7)	(248)	(1)	(1)

Operating income	$2,868	$2,555	$1,677	$1,342

As discussed in Note 12. Segment Reporting to the condensed consolidated financial statements, management reviews operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the six and three months ended June 30, 2009 and 2008, affected the comparability of statement of earnings amounts.

•	Acquisition of UST – In January 2009, Altria Group, Inc. acquired UST, the results of which are reflected in the smokeless products and wine segments (see Note 2).

•	Exit, Implementation and Integration Costs – For the six and three months ended June 30, 2009 and 2008, pre-tax exit, implementation and integration costs consisted of the following (in millions):

	For the Six Months Ended June 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$34	$50	$-	$84
Smokeless products	123		28	151
Cigars			7	7
Wine	2		2	4
General corporate	7			7

Total	$166	$50	$37	$253

	For the Six Months Ended June 30, 2008
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$29	$32	$-	$61
Cigars			3	3
General corporate	248			248

Total	$277	$32	$3	$312

	For the Three Months Ended June 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$15	$32	$-	$47
Smokeless products	22		13	35
Cigars			4	4
Wine			1	1
General corporate	1			1

Total	$38	$32	$18	$88

	For the Three Months Ended June 30, 2008
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$18	$17	$-	$35
Cigars			1	1
General corporate	1			1

Total	$19	$17	$1	$37

For further details on exit, implementation and integration costs, see Note 3. Exit, Implementation and Integration Costs to the condensed consolidated financial statements (“Note 3”).

Altria Group, Inc. continues to have company-wide cost management programs, which include the restructuring programs discussed in Note 3. For the six and three months ended June 30, 2009, Altria Group, Inc. achieved $165 million and $25 million, respectively, in cost savings for a total cost savings of $805 million since January 1, 2007. Altria Group, Inc. expects to achieve approximately $695 million in additional cost savings by 2011, for total cost reductions of $1.5 billion versus 2006, as shown in the table below.

	Cost Reduction Initiatives
	Cost Savings Achieved
	For the Years Ended December 31, 2007 and 2008	For the Six Months Ended June 30, 2009	Additional Cost Savings Expected by 2011	Total Cost Savings Expected
	(in millions)
Corporate expense and selling, general and administrative	$640	$165	$507	$1,312
Manufacturing optimization program			188	188

Total cost reduction initiatives	$640	$165	$695	$1,500

Altria Group, Inc. expects to generate an estimated $300 million in UST integration cost savings by 2011. These integration cost savings are included in the “Corporate expense and selling, general and administrative” line item above.

The manufacturing optimization program is expected to entail capital expenditures of approximately $230 million. Capital expenditures for the program of $52 million and $27 million were made during the six months and three months ended June 30, 2009, respectively, for a total of $173 million since inception.

•	UST Acquisition-Related Costs – In connection with the acquisition of UST, Altria Group, Inc. incurred pre-tax charges consisting of the following:

¡

Transaction costs of $60 million, incurred in the first quarter of 2009, which consisted primarily of investment banking and legal fees. These amounts are included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings.

¡	Increased cost of sales as shown in the table below, relating to the fair value purchase accounting adjustment of UST’s inventory at the acquisition date that was sold during the periods:

	For the Six Months Ended June 30, 2009	For the Three Months Ended June 30, 2009
	(in millions)
Smokeless products	$13	$1
Wine	10	5

Total	$23	$6

¡

Structuring and arrangement fees of $87 million incurred in the first quarter of 2009, for borrowings under a 364-day term bridge loan facility (the “Bridge Facility”), which was terminated in February 2009, upon the issuance of $4.2 billion of senior unsecured long-term notes. These amounts are included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

•	SABMiller Intangible Asset Impairments – Altria Group, Inc.’s second quarter 2009 earnings from its equity investment in SABMiller included pre-tax intangible asset impairment charges of $112 million.

•

SABMiller Gains on Issuances of Common Stock – In accordance with Emerging Issues Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations,” Altria Group, Inc.’s second quarter 2009 earnings from its equity investment in SABMiller included pre-tax gains of $175 million due primarily to the issuance of 60 million shares of common stock by SABMiller in connection with its acquisition of the remaining minority interest in its Polish subsidiary.

•

Income Taxes – The income tax rate of 37.7% for the six months ended June 30, 2009 increased 0.7 percentage points from 37.0% for the six months ended June 30, 2008, due primarily to certain costs incurred in 2009 related to the acquisition of UST that are not deductible for tax purposes.

•

Sales to PMI – Subsequent to the PMI spin-off, during the six months and three months ended June 30, 2008, PM USA recorded net revenues of $110 million and $107 million respectively, from contract volume manufactured for PMI under an agreement that terminated in the fourth quarter of 2008. For periods prior to the PMI spin-off, PM USA did not record contract volume manufactured for PMI in net revenues, but recorded the related profit which was immaterial, for the six months ended June 30, 2008, in marketing, administration and research costs. These amounts are reflected in the cigarettes segment.

•

Gain on Sale of Corporate Headquarters Building – In March 2008, Altria Group, Inc. sold its corporate headquarters building in New York City for $525 million and recorded a pre-tax gain on sale of $404 million.

•

Loss on Early Extinguishment of Debt – In connection with the spin-off of PMI, in the first quarter of 2008, Altria Group, Inc. recorded a pre-tax loss of $393 million on the early extinguishment of debt. See Note 8. Debt to the condensed consolidated financial statements (“Note 8”) for further details.

Consolidated Results of Operations for the Six Months Ended June 30, 2009

The following discussion compares consolidated operating results for the six months ended June 30, 2009, with the six months ended June 30, 2008.

Net revenues, which include excise taxes billed to customers, increased $1,778 million (18.8%), due primarily to higher revenues from the cigarettes, financial services and cigars segments, and the acquisition of UST. Cigarettes and cigars revenues increased, reflecting higher pricing related primarily to the federal excise tax (“FET”) increase, partially offset by lower volume. In addition, 2008 net revenues included contract volume manufactured for PMI under an agreement that terminated in the fourth quarter of 2008.

Excise taxes on products increased $1,155 million (68.7%), due primarily to the impact of the April 1, 2009 FET increase and the acquisition of UST, partially offset by lower volume in the cigarettes segment.

Cost of sales decreased $147 million (3.6%), due primarily to lower cigarettes volume and the termination of contract volume manufactured for PMI, partially offset by the acquisition of UST, and higher leaf and material costs.

Marketing, administration and research costs increased $158 million (12.2%), due primarily to the acquisition of UST (including transaction and integration costs), partially offset by lower marketing, research and general corporate expenses. The lower general corporate expenses reflect the cost reduction initiatives discussed above.

Operating income increased $313 million (12.3%), due primarily to higher operating results from the cigarettes and financial services segments, operating results from UST in 2009, lower general corporate expenses, and 2008 charges related to the corporate headquarters relocation, partially offset by the 2008 gain on the sale of the corporate headquarters building and 2009 expenses related to the acquisition of UST.

Interest and other debt expense, net, increased $621 million (100+%), due primarily to the issuance of senior unsecured long-term notes in November and December 2008, and February 2009 to finance the UST acquisition.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $33 million (11.4%), due primarily to pre-tax gains of $175 million resulting from the issuances of common stock by SABMiller, partially offset by pre-tax intangible asset impairment charges of $112 million.

Altria Group, Inc.’s income tax rate increased 0.7 percentage points to 37.7%, due primarily to certain costs incurred in 2009 related to the acquisition of UST that are not deductible for tax purposes.

Earnings from continuing operations of $1,600 million increased $56 million (3.6%), due primarily to higher operating income, higher earnings from Altria Group, Inc.’s equity investment in SABMiller and the 2008 loss on early extinguishment of debt, partially offset by higher interest expense. Diluted and basic EPS from continuing operations of $0.77, increased by 5.5% and 4.1%, respectively.

Earnings from discontinued operations decreased $1,901 million due to the spin-off of PMI in the first quarter of 2008.

Net earnings attributable to Altria Group, Inc. of $1,599 million decreased $1,785 million (52.7%). Diluted and basic EPS from net earnings attributable to Altria Group, Inc. of $0.77, decreased by 52.2% and 52.5%, respectively. These decreases reflect the spin-off of PMI in the first quarter of 2008.

Consolidated Results of Operations for the Three Months Ended June 30, 2009

The following discussion compares consolidated operating results for the three months ended June 30, 2009, with the three months ended June 30, 2008.

Net revenues, which include excise taxes billed to customers, increased $1,665 million (32.9%), due primarily to higher revenues from the cigarettes, financial services and cigars segments, and the acquisition of UST. Cigarettes and cigars revenues increased, reflecting higher pricing related primarily to the FET increase, partially offset by lower volume. In addition, 2008 net revenues included revenues from contract volume manufactured for PMI under an agreement that terminated in the fourth quarter of 2008.

Excise taxes on products increased $1,250 million (100+%), due primarily to the impact of the April 1, 2009 FET increase and the acquisition of UST, partially offset by lower volume in the cigarettes segment.

Cost of sales decreased $30 million (1.4%), due primarily to lower cigarettes volume and the termination of contract volume manufactured for PMI, partially offset by the acquisition of UST, and higher leaf and material costs.

Marketing, administration and research costs increased $89 million (13.7%), due primarily to the acquisition of UST (including integration costs), partially offset by lower general corporate expenses. The lower general corporate expenses reflect the cost reduction initiatives discussed above.

Operating income increased $335 million (25.0%), due primarily to operating results from UST in 2009, higher operating results from the cigarettes and financial services segments, and lower general corporate expenses.

Interest and other debt expense, net, increased $269 million (100+%), due primarily to the issuance of senior unsecured long-term notes in November and December 2008, and February 2009 to finance the UST acquisition.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $70 million (47.6%), due primarily to pre-tax gains of $175 million resulting from the issuances of common stock by SABMiller, partially offset by pre-tax intangible asset impairment charges of $112 million.

Net earnings attributable to Altria Group, Inc. of $1,010 million increased $80 million (8.6%), due primarily to higher operating income and higher earnings from Altria Group, Inc.’s equity investment in SABMiller, partially offset by higher interest expense. Diluted and basic EPS from net earnings attributable to Altria Group, Inc. of $0.49, each increased by 8.9%.

Operating Results by Business Segment

Tobacco Space

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Tobacco Use

The United States tobacco industry faces a number of challenges that may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, which are discussed below and in Cautionary Factors That May Affect Future Results, include:

•	pending and threatened litigation and bonding requirements as discussed in Note 14. Contingencies to the condensed consolidated financial statements (“Note 14.”);

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

•	actual and proposed excise tax increases as well as changes in tax structures and tax stamping requirements;

•

restrictions imposed by the Family Smoking Prevention and Tobacco Control Act enacted in June 2009, and restrictions that may be imposed by the United States Food and Drug Administration (“FDA”) under this regulatory legislation and other actual and proposed restrictions affecting tobacco product manufacturing, marketing, advertising and sales;

•	the sale of counterfeit tobacco products by third parties;

•	the sale of tobacco products by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	diversion into one market of products intended for sale in another;

•	the potential assertion of claims and other issues relating to contraband shipments of tobacco products;

•	governmental investigations;

•	governmental and private bans and restrictions on tobacco use;

•	governmental restrictions on the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packing sizes;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates to further restrict tobacco use;

•	governmental requirements setting ignition propensity standards for cigarettes;

•	potential adverse changes in tobacco price, availability and quality; and

•	other actual and proposed tobacco product legislation and regulation.

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

In April 2009, the FET on cigarettes increased from 39 cents per pack to approximately $1.01 per pack; on snuff from 58.5 cents per pound to $1.51 per pound; and on large cigars from 20.72% of the manufacturer’s price (capped at 4.875 cents per cigar) to 52.75% of manufacturer’s price (capped at 40.26 cents per cigar). The legislation enacting this FET increase included a floor stock tax provision on tobacco products other than large cigars.

State and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, between the end of 1998 and the end of 2008, the weighted year-end average state and certain local cigarette excise taxes increased from $0.36 to $1.12 per pack. As of July 27, 2009, eleven states and Puerto Rico have enacted cigarette excise tax increases in 2009, which, when implemented, will increase the weighted average state excise tax to $1.24 per pack. State and local excise taxes on smokeless tobacco products have likewise increased over the past years.

Tax increases are expected to continue to have an adverse impact on sales of tobacco products by our tobacco subsidiaries, due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

A majority of states currently tax moist smokeless tobacco products using an ad valorem method, which is calculated as a percentage of wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on moist smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax results in cans of equal weight paying the same tax. Eighteen states have adopted a weight-based tax methodology for moist smokeless tobacco.

FDA Regulation: On June 22, 2009, the President signed into law legislation (HR1256) that provides the FDA with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products and disclosures of related information. The law also grants the FDA authority to extend the application of this law, by regulation, to other tobacco products, including cigars. Among other measures, this law:

•	provides the FDA with authority to regulate nicotine yields and to reduce or eliminate harmful smoke constituents or harmful ingredients or other components of tobacco products;

•	bans descriptors such as “light” and “low tar,” unless expressly authorized by the FDA;

•	requires complete ingredient disclosure to the FDA and more limited public ingredient disclosure;

•	requires FDA authorization of any express or implied claims that a tobacco product is or may be less harmful than other tobacco products;

•	prohibits cigarettes with characterizing flavors other than menthol and tobacco (a scientific advisory committee will study the impact of the use of menthol in cigarettes on the public health);

•	authorizes regulations for imposing manufacturing standards for tobacco products and provides the FDA authority to inspect tobacco product manufacturing and other facilities;

•	establishes a framework for prior FDA authorization before the introduction of certain new or modified tobacco products;

•

provides the FDA the authority to impose product standards that are appropriate for the protection of the public health through a regulatory process including, among other possibilities, restrictions on ingredients, constituents or other properties, performance or design criteria and testing, measurement and reporting requirements;

•	imposes new restrictions on the sale and distribution of tobacco products; and

•

changes the language of the current cigarette and smokeless tobacco product health warnings, enlarges their size, requires the development by the FDA of graphic warnings for cigarette packages, and grants the FDA authority to require new warnings.

This law imposes on manufacturers reporting obligations relating to knowledge of contraband activity and also grants the FDA the authority to impose certain other recordkeeping and reporting obligations to address counterfeit and contraband tobacco products.

The law imposes on tobacco product manufacturers fees to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a formula set out in the legislation, and then among manufacturers within each respective class based on their relative market share. The anticipated impact of the user fee on Altria Group, Inc. is discussed in Debt and Liquidity. In addition, compliance with the law’s regulatory requirements will result in additional costs for our tobacco businesses. The amount of those additional compliance and related costs is unknown and depends substantially on the nature of the requirements imposed by the FDA under the new statute. Those compliance and other related costs, however, could be substantial.

This law imposes significant new restrictions on the advertising and promotion of tobacco products. For example, subject to further amendment by the FDA and constitutional or other legal challenge, the statute requires the re-promulgation by the FDA of certain advertising and promotion restrictions that were previously adopted by the FDA in 1996 (these previous restrictions were never imposed on tobacco product manufacturers due to successful litigation challenges). These 1996 regulations extended significantly beyond the restrictions agreed upon by participating manufacturers in connection with the state settlement agreements discussed below.

The implementation of this law will take place over time. Some provisions took effect when the President signed the bill into law. Others, however, will not take effect for some time. Several areas require the FDA to take action through rulemaking, which generally involves consideration of public comment and, for some issues, scientific review.

Regulations imposed by the FDA could adversely impact the business and sales volume of Altria Group, Inc.’s tobacco businesses in a number of different ways. For example, FDA’s regulatory actions could impact the consumer acceptability of tobacco products, limit consumer choices, restrict communications to adult consumers, create a competitive advantage or disadvantage for certain tobacco companies, or significantly increase the cost of doing business.

FDA regulation, including the failure to comply with FDA regulatory requirements, even by inadvertence, could have a material adverse effect on the business, financial condition and results of operation of Altria Group, Inc. and its subsidiaries.

The World Health Organization’s (“WHO’s”) Framework Convention on Tobacco Control (the “FCTC”): The FCTC entered into force in February 2005. As of July 27, 2009, 166 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

In addition, there are a number of proposals currently under consideration by the governing body of the FCTC, some of which call for substantial restrictions on the manufacture and marketing of tobacco products. It is not possible to predict the outcome of the measures under consideration or the impact of any such measures or FCTC recommendations or requirements on legislation or regulation in the United States, whether or not the United States becomes a party to the FCTC, though FCTC action could influence the FDA as it implements and enforces its statutory authority.

Laws Addressing Certain Characterizing Flavors: In a number of states and localities, legislation has been proposed which would prohibit the sale of certain tobacco products with certain characterizing flavors. The proposed legislation varies in terms of the type of tobacco products subject to prohibition, the conditions under which the sale of such products would be prohibited, and exceptions to the prohibitions. To date, Maine and New Jersey are the only states in which such a prohibition has been enacted. The provisions of the Maine law, which affect cigarette and cigar products, took effect in July 2009, and covered products may be granted exemptions under that state’s law. The New Jersey law became effective in January 2009; it prohibits the sale or marketing of cigarettes with characterizing flavors other than tobacco, menthol and clove. PM USA does not currently manufacture or market cigarettes with a characterizing flavor other than menthol or tobacco, which are permitted under the Maine and New Jersey laws, as well as the FDA legislation referenced above. Middleton has submitted filings for certain brand styles in Maine, stating that its products are not subject to the state’s prohibition or, in any event, should be exempted. As of July 27, 2009, the Attorney General of Maine has confirmed that one of Middleton’s brand styles is not subject to the prohibition. Middleton is awaiting discussions on applications for other brand styles. In addition, the New York City Council is also considering legislation banning the sale of tobacco products with a characterizing flavor other than menthol or mint. Whether other states or localities will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted.

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

In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly challenged the use of cigarette descriptors — such as “light,” “mild,” and “low tar” — that are based in part on measurements produced by those methods. For example, as noted above, the FDA law bans descriptors such as “light” and “low tar” (unless expressly authorized by the FDA). In addition, as discussed in Note 14., on May 22, 2009, the United States Court of Appeals for the District of Columbia Circuit largely affirmed the judgment of a federal trial court in favor of the United States government in its lawsuit against various cigarette manufacturers and others, including PM USA and Altria Group, Inc., including that portion of the judgment that enjoined the defendants from using brand descriptors such as “lights,” “ultra lights” and “low tar” (except to the extent such injunction applied extraterritorially).

Tobacco Quota Buy-Out: In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. For a discussion of the NTGST, see Note 14. Manufacturers and importers of tobacco products were also obligated to cover any losses (up to $500 million) that the government incurred on the disposition of the tobacco pool stock accumulated under the previous tobacco price support program, which disposition is complete. PM USA, Middleton and UST’s subsidiary, U.S. Smokeless Tobacco Company (“USSTC”), are subject to the requirements of FETRA. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2009 and beyond.

Health Effects of Tobacco Consumption and Exposure to Environmental Tobacco Smoke (“ETS”): It is the policy of Altria Group, Inc. and its tobacco subsidiaries to defer to the judgment of public health authorities as to the content of warnings in advertisements and on product packaging regarding the health effects of tobacco consumption, addiction and exposure to ETS. Altria Group, Inc. and its tobacco subsidiaries believe that the public should be guided by the messages of the United States Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products. PM USA and Middleton have established websites that include, among other things, the views of public health authorities on tobacco consumption, disease causation in tobacco consumers, addiction and ETS. These sites advise tobacco consumers and those considering tobacco consumption to rely on the messages of public health authorities in making all tobacco-related decisions. In connection with its integration into the Altria Group, Inc. family of companies, USSTC has established a website with comparable information.

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

Reduced Cigarette Ignition Propensity Legislation: Legislation or regulation requiring cigarettes to meet reduced ignition propensity standards (first adopted by New York state in 2004) has been adopted in all states except Wyoming. Once implemented, these ignition propensity standards will cover nearly all of PM USA cigarette volume. PM USA is presently developing plans for converting all cigarette production to cigarettes meeting reduced ignition propensity standards.

PM USA continues to support the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards that are different from the federal standard.

Illicit Trade: Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, PM USA is engaged in a number of initiatives to help prevent contraband trade in cigarettes, including: enforcement of PM USA wholesale and retail trade policies on trade in contraband cigarettes and Internet/remote sales; engagement with and support of law enforcement and regulatory agencies; litigation to protect the company’s trademarks; and support for a variety of federal and state legislative initiatives. PM USA’s legislative initiatives to address contraband trade in cigarettes are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. For example, one bill that the United States House of Representatives has passed in 2009 would address illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery and sale of such products and would make such products non-mailable to consumers through the United States Postal Service.

State Settlement Agreements: As discussed in Note 14., during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims (collectively, the “State Settlement Agreements”). These settlements require participating manufacturers to make substantial annual payments. The settlements also place numerous restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement, and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

In November 1998, USSTC entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with the attorneys general of various states and United States territories to resolve the remaining health care cost reimbursement cases initiated against USSTC. The STMSA required USSTC to adopt various marketing and advertising restrictions and make certain payments over a minimum of ten years for programs to reduce youth consumption of tobacco and combat youth substance abuse and for enforcement purposes. USSTC is the only smokeless tobacco manufacturer to sign the STMSA.

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

Operating Results – Six Months Ended June 30, 2009

The following discussion compares tobacco space operating results for the six months ended June 30, 2009, with the six months ended June 30, 2008.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2009	2008	2009	2008
	(in millions)
Cigarettes	$9,920	$9,149	$2,569	$2,377
Smokeless products	671		175
Cigars	233	192	90	91

Total tobacco space	$10,824	$9,341	$2,834	$2,468

Cigarettes segment. Net revenues, which include excise taxes billed to customers, increased $771 million (8.4%), reflecting higher pricing related primarily to the FET increase ($2,025 million), partially offset by lower volume ($1,250 million). Net revenues for the six months ended June 30, 2008 included contract volume manufactured for PMI of $110 million.

Operating companies income increased $192 million (8.1%), due primarily to higher list prices ($887 million), and lower marketing, administration and research costs ($101 million), partially offset by lower volume ($657 million), higher leaf and material costs ($123 million) and higher exit and implementation costs ($23 million) primarily related to the previously announced closure of the Cabarrus, North Carolina cigarette manufacturing facility.

PM USA’s domestic cigarette shipment volume of 75.0 billion units was 10.4% lower than the prior-year period, but was estimated to be down approximately 9% when adjusted for changes in trade inventories and calendar differences. Total cigarette industry volume was down an estimated 7% in the first six months of 2009 when adjusted for trade inventory changes and calendar differences. The difference in PM USA’s volume decline rate versus the total cigarette industry is due primarily to volume lost during the period of FET-related price gap dislocation as some competitors chose to spend into the tax increase, driving a widening of the price gap between Marlboro and the lowest priced brand. In addition, PM USA experienced share losses on unsupported brands due to higher retail prices. In the premium segment, PM USA’s shipment volume decreased 10.0%. Marlboro shipment volume decreased 6.2 billion units (8.9%) to 63.7 billion units. In the discount segment, PM USA’s shipment volume decreased 15.2%. Basic shipment volume decreased 1.2 billion units (19.3%) to 4.9 billion units.

The following table summarizes cigarettes segment volume performance by brand, which includes units sold as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military, Philip Morris Duty Free Inc. and 2008 contract manufacturing for PMI, for the six months ended June 30, 2009 and 2008:

	Shipment Volume For the Six Months Ended June 30,
	2009	2008
	(in billion units)
Marlboro	63.7	69.9
Parliament	2.0	2.6
Virginia Slims	2.7	3.1
Basic	4.9	6.1
Other	1.7	2.0

Total cigarettes	75.0	83.7

For the first six months of 2009, Marlboro’s retail share was unchanged versus the prior-year period. PM USA’s promotional spending on a per pack basis was essentially the same in the first and second quarters of 2009.

Effective in the first quarter of 2009, cigarettes segment retail share results are based on a retail tracking service, the Information Resources, Inc. (“IRI”)/Capstone Integrated Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. This panel was not designed to capture sales through other channels, including the Internet and direct mail. This service was developed to provide a comprehensive measure of market share in retail outlets selling cigarettes similar to the previous service by updating the sample and methodology. Market share data for 2008 have been restated to reflect this tracking service. The following table summarizes PM USA’s retail share performance based on the retail tracking service:

	Retail Share For the Six Months Ended June 30,
	2009	2008
Marlboro	41.9%	41.9%
Parliament	1.7	1.9
Virginia Slims	1.9	2.0
Basic	3.5	3.9
Other	1.2	1.4

Total cigarettes	50.2%	51.1%

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

Smokeless products segment. Altria Group, Inc. acquired UST and its smokeless tobacco business, USSTC, on January 6, 2009. As a result, USSTC’s financial results from January 6 through June 30, 2009 are included in Altria Group, Inc.’s 2009 year-to-date consolidated and segment results. The smokeless products segment also includes PM USA’s Marlboro smokeless products.

Net revenues, which include excise taxes billed to customers, were $671 million. Operating companies income was $175 million. Results were negatively impacted by costs related primarily to the acquisition of UST, consisting of employee separation costs ($123 million), integration costs ($28 million) and inventory adjustments ($13 million), as well as costs associated with Marlboro smokeless products, and actions taken to enhance the value equation on USSTC’s moist smokeless tobacco (MST) brands. In February 2009, a special price promotion was implemented in the southeast region to address Copenhagen’s and Skoal’s value equation. In March 2009, USSTC announced a national wholesale incentive program that lowered the list price of some of USSTC’s brands, including Copenhagen and Skoal, by $0.62 per can, effective March 29, 2009.

USSTC’s domestic shipment volume for the period January 6 through June 30, 2009 was 306.7 million cans. Including the volume of 10.9 million cans shipped from January 1 through January 5, 2009, which was prior to the acquisition of UST, total volume for the full six months ended June 30, 2009 was 317.6 million cans. MST shipment volume for the full six month period was 4.3% lower than the prior-year period, but was estimated to be down approximately 2% when adjusted for trade inventory changes related primarily to the FET increase, the discontinuation of multi-pack deals and the discontinuation of its Rooster brand. USSTC believes that the long-term growth rate for the MST industry volume remains 6% to 7%.

The following table summarizes USSTC’s MST volume performance by brand (full six month results), which includes cans sold as well as promotional units, and excludes international volume:

	Shipment Volume For the Six Months Ended June 30,
	2009	2008
	(cans in millions)
Copenhagen	134.9	140.2
Skoal	131.8	137.2
Red Seal/Other	50.9	54.5

Total MST	317.6	331.9

Cigars segment. Net revenues, which include excise taxes billed to customers, increased $41 million (21.4%), reflecting higher pricing related primarily to the FET increase ($55 million), partially offset by lower volume ($14 million).

Operating companies income decreased $1 million (1.1%), due primarily to lower volume ($16 million), higher marketing, administration and research costs ($6 million), and higher integration costs ($4 million), mostly offset by higher pricing.

Middleton’s cigar shipment volume decreased 7.8% versus the prior-year period to 615 million units. Volume results in the six-month period were estimated to have grown moderately when adjusted for changes in trade inventories, calendar differences and the timing of promotional shipments. Middleton believes that the long-term growth rate for total machine-made large cigars industry volume remains 3% to 4%; however, the industry growth rate may have slowed in the second quarter.

The following table summarizes volume for cigars:

	Shipment Volume For the Six Months Ended June 30,
	2009	2008
	(units in millions)
Black & Mild	599	647
Other	16	20

Total cigars	615	667

Middleton achieved a 29.8% retail share of the machine-made large cigars segment in the first half of 2009, up 1.7 share points versus the prior-year period. Black & Mild’s retail share increased 1.9 share points versus the prior-year period to 29.2% of the machine-made large cigar segment. Effective with the first quarter of 2009, cigar retail share results are based on a retail tracking service provided by IRI, InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks machine-made large cigar market share performance. This service was developed to provide a representation of retail business performance in key trade channels. Market share data for 2008 have been restated to reflect this service.

The following table summarizes retail share performance for cigars:

	Retail Share For the Six Months Ended June 30,
	2009	2008
Black & Mild	29.2%	27.3%
Other	0.6	0.8

Total cigars	29.8%	28.1%

During the six months ended June 30, 2009, Middleton executed the following pricing actions:

•	Effective March 4, 2009, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.40 per five-pack;

•	Effective February 11, 2009, Middleton increased the list price on all of its brands by approximately $0.20 per five-pack; and

•	Effective January 28, 2009, Middleton increased the list price on substantially all of its brands by $0.08 per five-pack.

Operating Results – Three Months Ended June 30, 2009

The following discussion compares tobacco space operating results for the three months ended June 30, 2009, with the three months ended June 30, 2008.

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2009	2008	2009	2008
	(in millions)
Cigarettes	$6,024	$4,916	$1,426	$1,337
Smokeless products	373		177
Cigars	118	101	36	50

Total tobacco space	$6,515	$5,017	$1,639	$1,387

Cigarettes segment. Net revenues, which include excise taxes billed to customers, increased $1,108 million (22.5%), reflecting higher pricing related primarily to the FET increase ($1,618 million), partially offset by lower volume ($508 million). Net revenues for the three months ended June 30, 2008 included contract volume manufactured for PMI of $107 million.

Operating companies income increased $89 million (6.7%), due primarily to higher list prices ($514 million), and lower marketing, administration and research costs ($17 million), partially offset by lower volume ($230 million), higher leaf and material costs ($96 million), higher promotional allowances ($86 million) and higher exit and implementation costs ($12 million) primarily related to the previously announced closure of the Cabarrus, North Carolina cigarette manufacturing facility.

In the first quarter of 2009, PM USA’s shipment volume was negatively impacted as wholesalers and retailers depleted their inventories of PM USA’s brands in anticipation of the FET increase. In the second quarter of 2009, the trade rebuilt their inventories of PM USA’s brands, though not back to their prior levels. PM USA’s second quarter domestic cigarette shipment volume of 40.6 billion units was 6.8% lower than the prior-year period, but was estimated to be down approximately 12% when adjusted for changes in trade inventories. Total cigarette industry volume was down an estimated 8% in the second quarter of 2009 when adjusted for trade inventory changes. The difference in PM USA’s volume decline rate versus the total cigarette industry is due primarily to volume lost during the period of FET-related price gap dislocation and share losses on unsupported brands due to higher retail prices. In the premium segment, PM USA’s shipment volume decreased 6.5%. Marlboro shipment volume decreased 2.1 billion units (5.7%) to 34.6 billion units. In the discount segment, PM USA’s shipment volume decreased 10.8%. Basic shipment volume decreased 0.5 billion units (16.5%) to 2.5 billion units.

The following table summarizes cigarettes segment volume performance by brand, which includes units sold as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military, Philip Morris Duty Free Inc. and 2008 contract manufacturing for PMI, for the three months ended June 30, 2009 and 2008:

	Shipment Volume For the Three Months Ended June 30,
	2009	2008
	(in billion units)
Marlboro	34.6	36.7
Parliament	1.1	1.3
Virginia Slims	1.5	1.6
Basic	2.5	3.0
Other	0.9	1.0

Total cigarettes	40.6	43.6

Marlboro’s retail share declined 0.6 share points in the second quarter of 2009 due primarily to increased competitive promotional activity in April and May, which widened the price gap between Marlboro and the lowest priced brands to about 50%. During April and May, the discount category’s retail share grew to 27.5%. As the quarter progressed, the price gaps closed to 40% by early June as the lowest priced brands’ retail prices increased. The closure of these price gaps, and changes to PM USA’s promotional programs in June, resulted in Marlboro sequentially gaining share throughout the month. Marlboro’s retail share at the end of June was the same as its share in the first quarter of 2009 at 42.4%. At the beginning of June, the discount category’s retail share reached 28.0% and ended the month at 26.8%.

Marlboro Menthol’s retail share increased 0.4 share points to 5.6% in the second quarter of 2009. Additionally, at the end of the second quarter, PM USA began shipping a new menthol line extension, Marlboro Blend No. 54.

The following table summarizes PM USA’s retail share performance based on the retail tracking service IRI/Capstone Integrated Retail Panel that Altria Group, Inc. began using in the first quarter of 2009. Market share data for 2008 have been restated to reflect this service:

	Retail Share For the Three Months Ended June 30,
	2009	2008
Marlboro	41.2%	41.8%
Parliament	1.7	1.9
Virginia Slims	1.8	2.0
Basic	3.5	3.9
Other	1.3	1.4

Total cigarettes	49.5%	51.0%

Smokeless products segment. Net revenues, which include excise taxes billed to customers, were $373 million. Operating companies income was $177 million. Results were negatively impacted by costs related primarily to the acquisition of UST, consisting of employee separation costs ($22 million), integration costs ($13 million) and inventory adjustments ($1 million), and actions taken to enhance the value equation on USSTC’s MST brands.

USSTC’s second-quarter domestic MST shipment volume of 166.1 million cans was 3.4% lower than the prior-year period, but was estimated to be essentially flat when adjusted for trade inventory changes, the discontinuation of multi-pack deals and the discontinuation of its Rooster brand. The trade reduced inventory levels on USSTC’s products as the company transitioned from multi-pack deals to everyday low pricing, eliminating the need for promotional inventory.

The following table summarizes USSTC’s MST volume performance by brand, which includes cans sold as well as promotional units, and excludes international volume:

	Shipment Volume For the Three Months Ended June 30,
	2009	2008
	(cans in millions)
Copenhagen	71.1	71.7
Skoal	70.3	71.4
Red Seal/Other	24.7	28.9

Total MST	166.1	172.0

USSTC’s total MST retail share in the second quarter of 2009 was down 1.1 share points versus the first quarter of 2009, primarily driven by USSTC’s discount brand portfolio, which declined 0.9 share points. USSTC enhanced the value equation on Copenhagen and Skoal with a list price reduction of $0.62 cents per can that was effective on March 29, 2009. USSTC’s premium retail share stabilized as it began and ended the second quarter of 2009 at the same level. Additionally, USSTC’s premium revenue share increased 6.6 share points versus the first quarter of 2009 as the company eliminated multi-pack deals. The following table summarizes MST sequential retail share performance (full quarterly results, excluding international volume), based on data from the retail tracking service provided by IRI, InfoScan Moist Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks MST market share performance. First quarter 2009 retail share results from the IRI InfoScan service have been restated, due to IRI’s standard practice of periodically refreshing their syndicated services.

	Retail Share For the Three Months Ended
	June 30, 2009	March 31, 2009
Copenhagen	23.6%	24.0%
Skoal	25.0	24.8

Premium MST	48.6	48.8
Red Seal/Other	7.5	8.4

Total MST	56.1%	57.2%

Cigars segment. Net revenues, which include excise taxes billed to customers, increased $17 million (16.8%), reflecting higher pricing related primarily to the FET increase ($41 million), partially offset by lower volume ($24 million).

Operating companies income decreased $14 million (28.0%), due to lower volume ($23 million), partially offset by higher pricing ($9 million).

In the second quarter of 2009, the cigars segment business results were impacted by the April 1, 2009 FET increase. Unlike cigarettes and MST, there was no floor tax associated with the FET increase for machine-made large cigars, and the trade accumulated inventories during the first quarter of 2009 in advance of the FET increase. In the second quarter, the trade fully depleted this FET-related inventory. Additionally, the trade further reduced inventories in the second quarter as Middleton migrated to the Altria Sales & Distribution system, which benefited the trade by significantly reducing order delivery times.

For the three months ended June 30, 2009, Middleton’s cigar shipment volume declined 23.8% versus the prior-year period to 270 million units. Volume results for the three months ended June 30, 2009 were estimated to have grown moderately when adjusted for changes in trade inventories and the timing of promotional shipments.

The following table summarizes volume for cigars:

	Shipment Volume For the Three Months Ended June 30,
	2009	2008
	(units in millions)
Black & Mild	263	344
Other	7	11

Total cigars	270	355

Middleton achieved a 31.0% retail share of the machine-made large cigars segment for the three months ended June 30, 2009, up 2.6 share points versus the prior-year period. For the three months ended June 30, 2009, Black & Mild’s retail share increased 2.7 share points versus the prior-year period to 30.4% of the machine-made large cigar segment. Cigar retail share results are based on the retail tracking service provided by IRI, InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks machine-made large cigar market share performance, that Altria Group, Inc. began using in the first quarter of 2009. Market share data for 2008 have been restated to reflect this tracking service.

In the second quarter of 2009, Middleton announced two new line extensions that it plans to ship to wholesale in the third quarter of 2009, Black & Mild Wood Tip Wine and a new non-tipped cigar product, Black & Mild Cigarillo, which will be test-marketed in the state of Georgia.

The following table summarizes retail share performance for cigars:

	Retail Share For the Three Months Ended June 30,
	2009	2008
Black & Mild	30.4%	27.7%
Other	0.6	0.7

Total cigars	31.0%	28.4%

Wine segment

Business Environment

Ste. Michelle has a leadership position in Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions. Ste. Michelle also owns Stag’s Leap Wine Cellars and Conn Creek in Napa Valley and Erath in Oregon. Ste. Michelle also distributes Antinori wines in the United States. A key element of Ste. Michelle’s strategy is expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers.

Ste. Michelle’s business is subject to significant competition, including competition from many larger, well-established domestic and international companies as well as from many smaller wine producers. Wine segment competition is primarily based on quality, price, consumer and trade wine tastings, competitive wine judging, third-party acclaim and advertising.

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

Operating Results

Altria Group, Inc. acquired UST and its premium wine business, Ste. Michelle, on January 6, 2009. As a result, Ste. Michelle’s financial results from January 6 through June 30, 2009 are included in Altria Group, Inc.’s consolidated and segment results for the six months ended June 30, 2009. For the six months ended June 30, 2009, net revenues for the wine segment were $169 million. Operating companies income was $10 million, which included pre-tax charges of $14 million related to the UST acquisition, consisting of inventory adjustments, exit and integration costs. For the three months ended June 30, 2009, net revenues for the wine segment were $94 million. Operating companies income was $9 million, which included pre-tax charges of $6 million related to the UST acquisition, consisting of inventory adjustments and integration costs.

For the six months and three months ended June 30, 2009, Ste. Michelle’s wine shipment volume of 2.6 million cases and 1.4 million cases, respectively, was 4.2% and 1.5% lower than the prior-year periods. Several factors negatively impacted Ste. Michelle shipment volume in the first six months of 2009. Ste. Michelle suspended shipments during the first week of January 2009 to take inventory prior to the closing of the UST acquisition. In addition, wholesalers purchased wine in advance of this suspension, and also further depleted their Ste. Michelle inventories in the first quarter of 2009. During the second quarter of 2009 wholesalers continued to reduce their wine inventories. Ste. Michelle’s volume from wholesale to retail increased approximately 5% in the second quarter and first half of 2009, due primarily to higher off-premise channel volume that includes supermarkets and liquor stores, partially offset by lower on-premise channel volume that includes restaurants and bars. Ste. Michelle’s retail volume, as measured by Nielsen Total Wine Database – U.S. Food & Drug, increased approximately 12% in the second quarter and first half of 2009 versus the prior-year periods.

The following tables summarize Ste. Michelle’s domestic case volume performance by brand:

	Shipment Volume For the Six Months Ended June 30,		Shipment Volume For the Three Months Ended June 30,
	2009	2008	2009	2008
	(cases in thousands)
Chateau Ste. Michelle	875	840	505	442
Columbia Crest	886	981	483	535
Other	856	911	450	484

Total wine	2,617	2,732	1,438	1,461

Financial services segment

Business Environment

In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the six months and three months ended June 30, 2009, PMCC received proceeds of $553 million and $89 million, respectively, and recorded gains of $202 million and $89 million, respectively, in operating companies income from asset sales. During the six months and three months ended June 30, 2008, PMCC received proceeds of $148 million and $26 million, respectively, and recorded gains of $54 million and $9 million, respectively, in operating companies income from asset sales.

On June 1, 2009, General Motors Corporation (“GM”) filed for Chapter 11 bankruptcy protection. PMCC leases various types of automotive manufacturing equipment to GM under leases, which expire from 2012 through 2023. Automotive equipment under lease to GM represented approximately 4% of PMCC’s portfolio of finance assets as of June 30, 2009. As a result of the bankruptcy filing, PMCC has ceased recording income on these leases. Should a lease rejection or foreclosure occur, it would result in the write-off of the finance asset balance against PMCC’s allowance for losses. A foreclosure would also result in an acceleration of deferred tax payments on these leases. All other PMCC lessees are current on their lease obligations.

The activity in the allowance for losses on finance assets for the six months ended June 30, 2009 and 2008 was as follows (in millions):

	For the Six Months Ended June 30,
	2009	2008
Balance at beginning of the year	$304	$204
Increase to provision	15	-
Amounts written-off	(4)

Balance at June 30	$315	$204

During the first six months of 2009, PMCC increased the allowance for losses by $15 million. PMCC has assessed its allowance for losses for its entire portfolio, including its exposure to GM, and believes that the allowance for losses of $315 million is adequate. During the second half of 2008, PMCC increased its allowance for losses by $100 million primarily as a result of credit rating downgrades of certain lessees and financial market conditions. PMCC continues to monitor economic and credit conditions, and may have to increase its allowance for losses if such conditions worsen.

PMCC’s portfolio remains diversified by lessee, industry segment and asset type. As of June 30, 2009, 73% of PMCC’s lessees were investment grade as defined by Moody’s Investor Services and Standard & Poor’s. Excluding aircraft lease investments, 86% of PMCC’s lessees were investment grade.

PMCC has one remaining transaction with indirect exposure to Ambac Assurance Corporation, a credit support provider whose credit rating has been downgraded, the risk of which is mitigated by the underlying strength of the lessee and the quality of the leased asset.

As discussed in Note 14, the Internal Revenue Service has disallowed benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999, and indicated its intent to disallow these and other transactions for the years 2000 through 2003.

Operating Results

	2009	2008
	(in millions)
Net revenues:
Six months ended June 30,	$249	$123

Three months ended June 30,	$110	$37

Operating companies income:
Six months ended June 30,	$203	$104

Three months ended June 30,	$83	$30

PMCC’s net revenues for the six months ended June 30, 2009 increased $126 million (100+%) from the comparable period in 2008, due primarily to higher gains on asset sales. Net revenues for the three months ended June 30, 2009, increased $73 million (100+%) from the comparable period in 2008, due primarily to higher gains on asset sales.

PMCC’s operating companies income for the six months ended June 30, 2009 increased $99 million (95.2%) from the comparable period in 2008, due primarily to higher gains on asset sales, partially offset by lower lease revenues and a $15 million increase to the allowance for losses. PMCC’s operating companies income for the three months ended June 30, 2009, increased $53 million (100+%) from the comparable period in 2008, due primarily to higher gains on asset sales, partially offset by a $15 million increase to the allowance for losses.

Financial Review

Net Cash Provided by (Used in) Operating Activities, Continuing Operations

During the first six months of 2009, net cash provided by operating activities on a continuing operations basis was $135 million, compared with net cash used in operating activities of $446 million during the first six months of 2008. The change was due primarily to the timing of payments related to accrued liabilities.

Net Cash Provided by (Used in) Investing Activities, Continuing Operations

Altria Group, Inc. and its subsidiaries from time to time consider acquisitions as part of their adjacency strategy as evidenced by the acquisition of UST on January 6, 2009. For further discussion see Note 2.

During the first six months of 2009, net cash used in investing activities on a continuing operations basis was $9.9 billion, compared with net cash provided of $698 million during the first six months of 2008. This change was due primarily to the acquisition of UST in January 2009.

Net Cash Provided by (Used in) Financing Activities, Continuing Operations

During the first six months of 2009, net cash provided by financing activities on a continuing operations basis was $2.4 billion compared with net cash used of $4.7 billion during the first six months of 2008. This change was due primarily to the following:

•

$4.2 billion issuance of long-term notes in 2009, the proceeds of which were used to prepay all of the outstanding borrowings under the Bridge Facility that was used in part to fund the acquisition of UST in January 2009;

•	lower dividends paid on Altria Group, Inc. common stock during 2009 as a result of the PMI spin-off;

•	cash used in 2008 to repurchase common stock under the share repurchase program which was suspended in January 2009;

•	debt tender offers during the first quarter of 2008 which resulted in the repayment of debt as well as the payment of tender and consent fees; and

•	a payment of $449 million to PMI during the first six months of 2008 as a result of the spin-off related modifications to Altria Group, Inc. stock awards;

partially offset by:

•	dividends received from PMI during the first quarter of 2008; and

•	$1.3 billion decrease in net commercial paper issuances.

Debt and Liquidity

Credit Ratings – At June 30, 2009, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term	Long-term
	Debt	Debt	Outlook

Moody’s	P-2	Baa1	Negative
Standard & Poor’s	A-2	BBB	Stable
Fitch	F-2	BBB+	Stable

Credit Lines – At June 30, 2009, Altria Group, Inc. had in place a multi-year revolving credit facility (the “Revolving Facility”) in the amount of $3.4 billion, which expires April 15, 2010. Altria Group, Inc. expects to replace its Revolving Facility prior to its expiration in amounts and maturities based on market conditions at that time. The Revolving Facility requires Altria Group, Inc. to maintain a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense (as defined in the Revolving Facility) of not less than 4.0 to 1.0 and requires the maintenance of a ratio of debt to EBITDA (as defined in the Revolving Facility) of not more than 3.0 to 1.0. At June 30, 2009, the ratios of EBITDA to interest expense, and debt to EBITDA, calculated in accordance with the agreement, were 7.3 to 1.0 and 2.1 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with its Revolving Facility.

The Revolving Facility is used to support the issuance of commercial paper to fund short-term cash needs. At June 30, 2009, Altria Group, Inc. had $393 million of consumer products commercial paper outstanding, thereby effectively reducing the amount available under the Revolving Facility to approximately $3.0 billion at June 30, 2009. The commercial paper of Altria Group, Inc. and borrowings under the Revolving Facility are fully and unconditionally guaranteed by PM USA (see Note 16. Condensed Consolidating Financial Information to the condensed consolidating financial statements (“Note 16”)). Pricing under the Revolving Facility is modified in the event of a change in Altria Group, Inc.’s credit rating. The Revolving Facility does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.

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

In June 2009, Altria Group, Inc. amended its Revolving Facility in order to terminate the $108 million commitment of Aurora Bank FSB (formerly known as Lehman Brothers Bank, FSB) (“Aurora”). Aurora’s commitment was terminated without a ratable termination or reduction of the commitments of the other lenders.

Despite adverse financial market conditions, Altria Group, Inc. believes it has adequate liquidity, financial resources and access to additional financial resources to meet its anticipated obligations in the foreseeable future.

Debt – Altria Group, Inc.’s total debt (consumer products and financial services) was $12.9 billion and $7.5 billion at June 30, 2009 and December 31, 2008, respectively. Total financial services debt of $500 million matured in July 2009 and was repaid. Total consumer products debt was $12.4 billion and $7.0 billion at June 30, 2009 and December 31, 2008, respectively. As discussed in Note 8, the increase in total consumer products debt relates to the February 2009 issuance of $4.2 billion of long-term notes, the recording of UST’s debt, and the net issuance of $393 million of commercial paper, partially offset by repayments.

Guarantees and Redeemable Noncontrolling Interest – As discussed in Note 14, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2009. In addition, as discussed in Note 16, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation – As discussed previously and in Note 14, PM USA has entered into State Settlement Agreements with the states and territories of the United States and also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust have now been eliminated by the obligations imposed on PM USA by FETRA. USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, Altria Group, Inc. became subject to quarterly user fees imposed by the Food and Drug Administration (“FDA fees”) as a result of the Family Smoking Prevention and Tobacco Control Act. The State Settlement Agreements, FETRA, and the FDA fees call for payments that are based on variable factors, such as volume, market shares and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA fees, Altria Group, Inc.’s subsidiaries recorded charges to cost of sales of $2,509 million and $2,720 million for the six months ended June 30, 2009 and 2008, respectively, and $1,358 million and $1,420 million for the three months ended June 30, 2009 and 2008, respectively.

Based on current agreements, 2008 market share and the last five-year compounded annual industry volume decline rate, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for these payments will be approximately as follows (in billions):

2009	$5.5
2010	5.6
2011	5.6
2012	5.7
2013	5.7
Thereafter	5.4 annually

The estimated amounts due under the State Settlement Agreements and FETRA charged to cost of sales in each of the years above would generally be paid in the following year. The amounts charged to cost of sales for the FDA fees are paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements, FETRA and FDA fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The amounts shown in the table above are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 14 for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the years 2003 to 2008.

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of June 30, 2009, PM USA has posted various forms of security totaling approximately $88 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

Although litigation is subject to uncertainty and could result in material adverse consequences for the financial condition, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year, management expects cash flow from operations, together with its Revolving Facility, to provide sufficient liquidity to meet the ongoing needs of the business.

Grape and Tobacco Commitments – Certain subsidiaries of UST have entered into purchase obligations primarily for grapes and leaf tobacco. Purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.

Such subsidiaries are obligated to make additional payments in the upcoming year of approximately $66 million for leaf tobacco to be used in the production of smokeless tobacco products. The majority of the contractual obligations to purchase leaf tobacco for smokeless tobacco products are expected to be fulfilled by the end of 2009.

Purchase commitments under contracts to purchase grapes for periods beyond one year are subject to variability resulting from potential changes in market price indices. Such subsidiaries are obligated to make future payments of approximately $716 million, of which $91 million is payable in 2009, for purchases and processing of grapes for use in the production of wine, based on estimated yields and market conditions.

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008. At June 30, 2009, PMCC’s net finance receivable of $5.0 billion in leveraged leases, which is included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consists of rents receivable ($15.2 billion) and the residual value of assets under lease ($1.4 billion), reduced by third-party nonrecourse debt ($9.7 billion) and unearned income ($1.9 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis. Finance assets, net, at June 30, 2009, also include net finance receivables for direct finance leases ($0.3 billion) and an allowance for losses ($0.3 billion).

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

During the six months ended June 30, 2009, 1.8 million shares of restricted stock and 0.7 million shares of deferred stock vested. The total fair value of restricted and deferred stock vested during the six months ended June 30, 2009 was $42 million. The weighted-average grant date fair value per share of these awards was $48.19 (reflects historical market prices which are not adjusted to reflect the Kraft Foods Inc. spin-off in March 2007 and the PMI spin-off in March 2008).

Dividends paid in the first six months of 2009 and 2008 were approximately $1.3 billion and $3.2 billion, respectively, a decrease of 58.2%, primarily reflecting an adjusted dividend rate in 2009, as a result of the PMI spin-off. Following the PMI spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and PMI shares would receive initially in the aggregate, the same dividends paid by Altria Group, Inc. prior to the PMI spin-off. The present annualized dividend rate is $1.28 per Altria Group, Inc. common share. Payments of dividends remain subject to the discretion of the Board of Directors.

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

Market Risk

Derivative financial instruments are used by Altria Group, Inc. and its subsidiaries principally to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. Altria Group, Inc. formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. See Note 9. Financial Instruments to the condensed consolidated financial statements for additional discussion of derivative financial instruments used by Altria Group, Inc.

New Accounting Standards

See Note 1. Background and Basis of Presentation, Note 2, Note 6. Earnings from Equity Investment in SABMiller, Note 10. Earnings per Share and Note 15. Recent Accounting Standards Not Yet Adopted to the condensed consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 14 for a discussion of contingencies.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of business segment operating results. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

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

Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has

*

This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria Group, Inc. and its various operating subsidiaries or when any distinction is clear from the context.

defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Note 14. and Exhibit 99.1 for a discussion of pending tobacco-related litigation.

Tobacco Regulation and Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of smoking, restricting marketing and advertising, imposing regulations on packaging, warnings and disclosure of ingredients and flavors, prohibiting the sale of tobacco products with certain characterizing flavors or other characteristics, limiting or prohibiting the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packing sizes, and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels.

PM USA, USSTC and other Altria Group, Inc. subsidiaries are now subject to extensive regulation by the United States Food and Drug Administration (“FDA”), as discussed further in Tobacco Space – Business Environment – United States Food and Drug Administration (the “FDA”) Regulation. We cannot predict how the FDA might implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible enforcement actions, but such implementation and enforcement may impact the consumer acceptability of tobacco products, limit adult consumer choices, restrict communications to adult consumers, create a competitive advantage or disadvantage for certain tobacco companies or significantly increase the cost of doing business, all or any of which may have a material adverse impact on the results of operations or financial condition of Altria Group, Inc.

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

Increased Competition in the United States Tobacco Categories. Each of Altria Group, Inc.’s tobacco subsidiaries operates in highly competitive tobacco categories. Settlements of certain tobacco litigation in the United States have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and increased imports of foreign lowest priced brands. USSTC faces significant competition in the smokeless tobacco category, both from existing competitors and new entrants, and has experienced consumer down-trading to lower-priced brands.

Governmental Investigations. From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. We cannot predict the outcome of those investigations or whether investigations may be commenced, and it is possible that our tobacco subsidiaries’ businesses could be materially affected by an unfavorable outcome of future investigations.

New Tobacco Product Technologies. Altria Group, Inc.’s subsidiaries continue to seek ways to develop and to commercialize new tobacco product technologies that may reduce the health risks associated with the tobacco products they manufacture, while continuing to offer adult consumers tobacco products that meet their taste expectations. Potential solutions being researched include tobacco products that reduce or eliminate exposure to cigarette smoke, and/or constituents identified by public health authorities as harmful. Our subsidiaries may not succeed in these efforts. If they do not succeed, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators, including the FDA, will permit the marketing of tobacco products with claims of reduced risk to consumers or whether consumers’ purchase decisions would be affected by such claims, which could affect the commercial viability of any tobacco products that might be developed.

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

Our finance subsidiary, PMCC, holds investments in finance leases, principally in transportation (including aircraft and automotive), power generation and manufacturing equipment and facilities. Its lessees are also subject to intense competition and economic conditions. If parties to PMCC’s leases fail to manage through difficult economic and competitive conditions, PMCC may have to increase its allowance for losses, which would adversely affect our earnings.

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

Capital Markets. Access to the capital markets is important for us to satisfy our liquidity and financing needs. Disruption and uncertainty in the capital markets and any resulting tightening of credit availability, pricing and/or credit terms may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.

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

IRS Challenges to PMCC Leases. The Internal Revenue Service has challenged the tax treatment of certain of PMCC’s leveraged leases. Should Altria Group, Inc. not prevail in any one or more of these matters, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. For further discussion see Note 14.

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

See Note 14. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

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

On January 29, 2009, Altria Group, Inc. suspended the $4.0 billion (2008 to 2010) share repurchase program that was announced on September 8, 2008 and that modified the share repurchase program announced on January 30, 2008. No shares were repurchased during the three months ended June 30, 2009 under the share repurchase program. Altria Group, Inc. intends to evaluate the share repurchase program in early 2010.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended June 30, 2009, was as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1-30, 2009	50,872	$16.47	-	$2,834,083,553

May 1-31, 2009	542,482	$17.11	-	$2,834,083,553

June 1-30, 2009	136,278	$16.59	-	$2,834,083,553

For the Quarter Ended June 30, 2009	729,632	$16.97

(1)

Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

(2)

As of June 30, 2009, Altria Group, Inc. had repurchased in 2008 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share, pursuant to the share repurchase program described above. Because the share repurchase program had been suspended in January 2009, no shares were repurchased during the period presented. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

Item 4.	Submission of Matters to a Vote of Security Holders.

Altria Group, Inc.’s annual meeting of stockholders was held in Richmond, Virginia, on May 19, 2009. 1,694,553,766 shares of Altria Group, Inc. common stock, 82.0% of outstanding shares, were represented in person or by proxy.

The nine directors listed below were elected to a one-year term expiring in 2010.

	Number of Shares
	In Favor	Against	Abstained
Elizabeth E. Bailey	1,562,775,899	125,031,789	6,746,078
Gerald L. Baliles	1,568,223,365	119,651,725	6,678,676
Dinyar S. Devitre	1,663,543,316	24,340,802	6,669,648
Thomas F. Farrell II	1,570,487,348	117,453,237	6,613,181
Robert E. R. Huntley	1,613,261,079	74,434,487	6,858,200
Thomas W. Jones	1,620,084,609	67,511,184	6,957,973
George Muñoz	1,668,236,163	19,173,146	7,144,457
Nabil Y. Sakkab	1,615,215,547	72,092,277	7,245,942
Michael E. Szymanczyk	1,647,410,037	40,051,780	7,091,949

The selection of PricewaterhouseCoopers LLP as independent auditors was ratified: 1,662,694,885 shares voted in favor; 24,785,333 shares voted against and 7,073,548 shares abstained.

Six stockholder proposals were defeated:

Stockholder Proposal 1 – Making Future and/or Expanded Brands Non-Addictive: 47,623,771 shares voted in favor; 1,079,590,486 against and 567,339,509 shares abstained (including broker non-votes).

Stockholder Proposal 2 – Food Insecurity and Tobacco Use: 40,418,986 shares voted in favor; 1,083,619,898 against and 570,514,882 shares abstained (including broker non-votes).

Stockholder Proposal 3 – Endorse Health Care Principles: 43,242,021 shares voted in favor; 1,065,798,259 against and 585,513,486 shares abstained (including broker non-votes).

Stockholder Proposal 4 – Create Human Rights Protocols for the Company and Its Suppliers: 282,638,619 shares voted in favor; 848,297,152 against and 563,617,995 shares abstained (including broker non-votes).

Stockholder Proposal 5 – Shareholder Say on Executive Pay: 608,172,871 shares voted in favor; 674,427,992 against and 411,952,903 shares abstained (including broker non-votes).

Stockholder Proposal 6 – Disclosure of Political Contributions: 326,297,742 shares voted in favor; 801,536,829 against and 566,719,195 shares abstained (including broker non-votes).

Item 6. Exhibits.

4.1

Consent and Waiver, dated as of June 25, 2009, to the 5-Year Revolving Credit Agreement, dated as of April 15, 2005, among Altria Group, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Credit Suisse First Boston, Cayman Islands Branch and Deutsche Bank Securities Inc., as Syndication Agents, and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC, as Arrangers and Documentation Agents.

10.1	Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended.

10.2	Survivor Income Benefit Equalization Plan, effective as of January 1, 1985, as amended.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DAVID R. BERAN

David R. Beran
Executive Vice President and
Chief Financial Officer

July 31, 2009