Form 10-Q
period 2009-09-30
ALTRIA GROUP, INC.
filed 2009-10-29
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 20, 2009, there were 2,072,211,321 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Consumer products
Cash and cash equivalents	$1,030	$7,916

Receivables (less allowances of $3 in 2009 and 2008)	92	44

Inventories:
Leaf tobacco	875	727
Other raw materials	182	145
Work in process	231	9
Finished product	474	188

	1,762	1,069

Deferred income taxes	1,501	1,690
Other current assets	623	357

Total current assets	5,008	11,076

Property, plant and equipment, at cost	6,127	5,344
Less accumulated depreciation	3,353	3,145

	2,774	2,199

Goodwill	4,998	77
Other intangible assets, net	12,142	3,039
Investment in SABMiller	4,962	4,261
Other assets	1,131	1,080

Total consumer products assets	31,015	21,732

Financial services
Finance assets, net	4,836	5,451
Other assets	29	32

Total financial services assets	4,865	5,483

TOTAL ASSETS	$35,880	$27,215

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
LIABILITIES
Consumer products
Current portion of long-term debt	$775	$135
Accounts payable	312	510
Accrued liabilities:
Marketing	378	374
Taxes, except income taxes	180	98
Employment costs	184	248
Settlement charges	3,274	3,984
Other	1,358	1,128
Dividends payable	709	665

Total current liabilities	7,170	7,142

Long-term debt	11,184	6,839
Deferred income taxes	4,164	351
Accrued pension costs	1,602	1,393
Accrued postretirement health care costs	2,368	2,208
Other liabilities	1,149	1,208

Total consumer products liabilities	27,637	19,141

Financial services
Debt		500
Deferred income taxes	4,142	4,644
Other liabilities	346	102

Total financial services liabilities	4,488	5,246

Total liabilities	32,125	24,387

Contingencies (Note 14)

Redeemable noncontrolling interest	32

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	6,081	6,350
Earnings reinvested in the business	22,581	22,131
Accumulated other comprehensive losses	(1,834)	(2,181)

	27,763	27,235
Less cost of repurchased stock (734,131,943 shares in 2009 and 744,589,733 shares in 2008)	(24,042)	(24,407)

Total stockholders’ equity attributable to Altria Group, Inc.	3,721	2,828

Noncontrolling interests	2

Total stockholders’ equity	3,723	2,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,880	$27,215

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Net revenues	$17,542	$14,702
Cost of sales	5,941	6,285
Excise taxes on products	4,818	2,578

Gross profit	6,783	5,839
Marketing, administration and research costs	2,206	2,060
Exit costs	299	294
Gain on sale of corporate headquarters building		(404)
Amortization of intangibles	16	5

Operating income	4,262	3,884
Interest and other debt expense, net	902	27
Loss on early extinguishment of debt		393
Earnings from equity investment in SABMiller	(442)	(344)

Earnings from continuing operations before income taxes	3,802	3,808
Provision for income taxes	1,320	1,397

Earnings from continuing operations	2,482	2,411
Earnings from discontinued operations, net of income taxes		1,901

Net earnings	2,482	4,312
Net earnings attributable to noncontrolling interests	(1)	(61)

Net earnings attributable to Altria Group, Inc.	$2,481	$4,251

Amounts attributable to Altria Group, Inc. stockholders:
Earnings from continuing operations	$2,481	$2,411
Earnings from discontinued operations		1,840

Net earnings attributable to Altria Group, Inc.	$2,481	$4,251

Per share data:
Basic earnings per share:
Continuing operations	$1.20	$1.16
Discontinued operations		0.88

Net earnings attributable to Altria Group, Inc.	$1.20	$2.04

Diluted earnings per share:
Continuing operations	$1.19	$1.15
Discontinued operations		0.88

Net earnings attributable to Altria Group, Inc.	$1.19	$2.03

Dividends declared	$0.98	$1.36

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2009	2008

Net revenues	$6,300	$5,238
Cost of sales	2,033	2,230
Excise taxes on products	1,982	897

Gross profit	2,285	2,111
Marketing, administration and research costs	751	763
Exit costs	133	17
Amortization of intangibles	7	2

Operating income	1,394	1,329
Interest and other debt expense, net	279	25
Earnings from equity investment in SABMiller	(119)	(54)

Earnings before income taxes	1,234	1,358
Provision for income taxes	352	491

Net earnings attributable to Altria Group, Inc.	$882	$867

Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$0.43	$0.42

Diluted earnings per share attributable to Altria Group, Inc.	$0.42	$0.42

Dividends declared	$0.34	$0.32

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2008 and

the Nine Months Ended September 30, 2009

(in millions of dollars, except per share data)

(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehen- sive Earnings (Losses)	Cost of Repurchased Stock	Compre- hensive Earnings	Non- controlling Interests	Total Stock- holders’ Equity
Balances, January 1, 2008	$935	$6,884	$34,426	$111	$(23,454)	$-	$418	$19,320

Comprehensive earnings:
Net earnings			4,930			4,930	61	4,991
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				233		233	7	240
Change in net loss and prior service cost				(1,385)		(1,385)		(1,385)
Change in fair value of derivatives accounted for as hedges				(177)		(177)		(177)
Ownership share of SABMiller other comprehensive losses				(308)		(308)		(308)

Total other comprehensive (losses) earnings						(1,637)	7	(1,630)

Total comprehensive earnings (1)						3,293	68	3,361

Exercise of stock options and other stock award activity		(534)			213			(321)
Cash dividends declared ($1.68 per share)			(3,505)					(3,505)
Stock repurchased					(1,166)			(1,166)
Payments/other related to noncontrolling interests							(130)	(130)
Spin-off of Philip Morris International Inc.			(13,720)	(655)			(356)	(14,731)

Balances, December 31, 2008	935	6,350	22,131	(2,181)	(24,407)		-	2,828
Comprehensive earnings:
Net earnings			2,481			2,481	1	2,482
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				3		3		3
Change in net loss and prior service cost				60		60		60
Ownership share of SABMiller other comprehensive earnings				284		284		284

Total other comprehensive earnings						347	-	347

Total comprehensive earnings (1)						2,828	1	2,829

Exercise of stock options and other stock award activity		(269)			365			96
Cash dividends declared ($0.98 per share)			(2,031)					(2,031)

Other							1	1

Balances, September 30, 2009	$935	$6,081	$22,581	$(1,834)	$(24,042)		$2	$3,723

(1)

Total comprehensive earnings were $1,063 million for the quarter ended September 30, 2009, all of which were comprehensive earnings attributable to Altria Group, Inc. Total comprehensive earnings were $681 million for the quarter ended September 30, 2008, all of which were comprehensive earnings attributable to Altria Group, Inc. Total comprehensive earnings were $4,327 million for the nine months ended September 30, 2008, which consisted of total comprehensive earnings attributable to Altria Group, Inc. and noncontrolling interests of $4,259 million and $68 million, respectively.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Earnings from continuing operations - Consumer products	$2,325	$2,363
- Financial services	157	48
Earnings from discontinued operations, net of income taxes		1,901

Net earnings	2,482	4,312

Impact of earnings from discontinued operations, net of income taxes		(1,901)

Adjustments to reconcile net earnings attributable to Altria Group, Inc. to operating cash flows:
Consumer products
Depreciation and amortization	218	162
Deferred income tax provision	486	128
Earnings from equity investment in SABMiller	(442)	(344)
Dividends from SABMiller	181	181
Exit costs, net of cash paid	1	84
Gain on sale of corporate headquarters building		(404)
Loss on early extinguishment of debt		393
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	1	(102)
Inventories	99	194
Accounts payable	(40)	(157)
Income taxes	16	19
Accrued liabilities and other current assets	(16)	(114)
Accrued settlement charges	(714)	(290)
Pension plan contributions	(46)	(37)
Pension provisions and postretirement, net	65	92
Other	114	78
Financial services
Deferred income tax benefit	(502)	(276)
Other	104	224

Net cash provided by operating activities, continuing operations	2,007	2,242
Net cash provided by operating activities, discontinued operations		1,666

Net cash provided by operating activities	2,007	3,908

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(172)	$(131)
Acquisition of UST LLC, net of acquired cash	(10,244)
Proceeds from sale of corporate headquarters building		525
Other	(47)	110
Financial services
Investments in finance assets	(9)
Proceeds from finance assets	767	389

Net cash (used in) provided by investing activities, continuing operations	(9,705)	893

Net cash used in investing activities, discontinued operations		(317)

Net cash (used in) provided by investing activities	(9,705)	576

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net repayment of short-term borrowings	(205)
Long-term debt issued	4,221
Long-term debt repaid	(375)	(3,908)
Financial services
Long-term debt repaid	(500)

Repurchase of Altria Group, Inc. common stock		(1,166)
Dividends paid on Altria Group, Inc. common stock	(1,987)	(3,767)
Issuance of Altria Group, Inc. common stock	57	79
Philip Morris International Inc. dividends paid to Altria Group, Inc.		3,019
Financing fees and debt issuance costs	(132)
Tender and consent fees related to the early extinguishment of debt		(371)
Changes in amounts due to/from Philip Morris International Inc.		(721)
Other	(267)	(227)

Net cash provided by (used in) financing activities, continuing operations	812	(7,062)

Net cash used in financing activities, discontinued operations		(1,648)

Net cash provided by (used in) financing activities	812	(8,710)

Effect of exchange rate changes on cash and cash equivalents:

Discontinued operations	-	(126)

Cash and cash equivalents, continuing operations:

Decrease	(6,886)	(3,927)

Balance at beginning of period	7,916	4,842

Balance at end of period	$1,030	$915

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Background and Basis of Presentation:

Background

At September 30, 2009, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.3% economic and voting interest in SABMiller plc (“SABMiller”) at September 30, 2009. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists principally of cash received from the payment of dividends by its subsidiaries.

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

During the third quarter of 2009, Altria Group, Inc.’s Board of Directors approved a 6.3% increase in the quarterly dividend to $0.34 per common share. The present annualized dividend rate is $1.36 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

During the second quarter of 2008, Altria Group, Inc. repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share. In September 2009, Altria Group, Inc. suspended indefinitely its $4.0 billion (2008 to 2010) share repurchase program, which is at the discretion of its Board of Directors.

In March 2008, Altria Group, Inc. sold its corporate headquarters building in New York City for $525 million and recorded a pre-tax gain of $404 million.

Basis of Presentation

The interim condensed consolidated financial statements of Altria Group, Inc. are unaudited. It is the opinion of Altria Group, Inc.’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year. As part of the preparation of the interim condensed consolidated financial statements, Altria Group, Inc. performed an evaluation of subsequent events occurring after the condensed consolidated balance sheet date of September 30, 2009, through October 29, 2009, the date the interim condensed consolidated financial statements were issued.

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

As disclosed in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, during the fourth quarter of 2008 Altria Group, Inc. identified that it had not recorded its share of other comprehensive earnings or losses of SABMiller. As a result, total comprehensive earnings for the nine months and three months ended September 30, 2008, which were previously overstated by $89 million and $199 million, respectively, were corrected. There was no impact to reported earnings from continuing operations, net earnings, net earnings attributable to Altria Group, Inc., earnings per share or cash flows.

Certain prior year amounts have been reclassified to conform with the current year’s presentation, due to the adoption of the Financial Accounting Standards Board (“FASB”) authoritative guidance which requires transactions between an entity and a noncontrolling interest to be accounted for as equity transactions.

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

	Pro Forma Nine Months Ended September 30, 2008	Pro Forma Three Months Ended September 30, 2008
	(in millions, except per share data)
Net revenues	$16,166	$5,723
Earnings from continuing operations	$2,079	$809
Net earnings	$3,980	$809
Net earnings attributable to Altria Group, Inc.	$3,918	$809

Per share data:
Basic earnings per share:
Continuing operations	$1.00	$0.39
Discontinued operations	0.88

Net earnings attributable to Altria Group, Inc.	$1.88	$0.39

Diluted earnings per share:
Continuing operations	$0.99	$0.39
Discontinued operations	0.88

Net earnings attributable to Altria Group, Inc.	$1.87	$0.39

Pro forma results of Altria Group, Inc., for the nine months ended September 30, 2009 assuming the acquisition had occurred on January 1, 2009, would not be materially different from the actual results reported for the nine months ended September 30, 2009.

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

The following amounts represent the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed in the UST acquisition, and are subject to revisions when appraisals are finalized, which is expected to occur during the fourth quarter of 2009 (in millions):

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

The excess of the purchase price paid by Altria Group, Inc. over the fair value of identifiable net assets acquired in the acquisition of UST primarily reflects the value of adding USSTC and its subsidiaries to Altria Group, Inc.’s family of tobacco operating companies (PM USA and Middleton), with leading brands in cigarettes, smokeless products and machine-made large cigars. The acquisition is anticipated to generate approximately $300 million in annual synergies by 2011, driven primarily by reduced selling, general and administrative, and corporate expenses. None of the goodwill or other intangible assets will be deductible for tax purposes.

The assets acquired, liabilities assumed, and noncontrolling interests of UST have been measured as of the acquisition date. For purposes of measuring the fair value, where applicable, Altria Group, Inc. has used the FASB’s framework for measuring fair values. In valuing trademarks, Altria Group, Inc. estimated the fair

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

value using a discounted cash flow methodology. No material contingent liabilities were recognized as of the acquisition date because the acquisition date fair value of such contingencies cannot be determined, and the contingencies are not both probable and reasonably estimable. Additionally, costs incurred to effect the acquisition, as well as costs to restructure UST, are being recognized as expenses in the periods in which the costs are incurred. Altria Group, Inc. expects to incur approximately $0.5 billion during 2009 and 2010 in acquisition-related charges, as well as restructuring and integration costs. For the nine months and three months ended September 30, 2009, Altria Group, Inc. incurred acquisition-related charges, as well as restructuring and integration costs, consisting of the following:

	For the Nine Months Ended September 30, 2009	For the Three Months Ended September 30, 2009
	(in millions)
Exit costs	$ 149	$ 24
Integration costs	36	6
Inventory adjustments	29	6
Structuring and arrangement fees	89	1
Transaction costs	60

Total	$ 363	$ 37

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3.  Exit, Implementation and Integration Costs:

Pre-tax exit, implementation and integration costs for the nine months and three months ended September 30, 2009 and 2008 consisted of the following (in millions):

	For the Nine Months Ended September 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$86	$94	$-	$180
Smokeless products	146		33	179
Cigars			7	7
Wine	3		3	6
Financial services	3			3
General corporate	61			61

Total	$299	$94	$43	$436

	For the Nine Months Ended September 30, 2008
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$44	$48	$-	$92
Cigars			12	12
General corporate	250			250

Total	$294	$48	$12	$354

	For the Three Months Ended September 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$52	$44	$-	$96
Smokeless products	23		5	28
Wine	1		1	2
Financial services	3			3
General corporate	54			54

Total	$133	$44	$6	$183

	For the Three Months Ended September 30, 2008
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$15	$16	$-	$31
Cigars			9	9
General corporate	2			2

Total	$17	$16	$9	$42

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in the severance liability and details of exit costs for Altria Group, Inc. for the nine months ended September 30, 2009 was as follows:

	Severance	Other	Total
	(in millions)
Severance liability balance, January 1, 2009	$348	$-	$348
Charges	182	117	299
Cash spent	(222)	(74)	(296)
Liability recorded in pension and postretirement plans, and other		(43)	(43)

Severance liability balance, September 30, 2009	$308	$-	$308

Other charges in the table above primarily represent other employee termination benefits including pension and postretirement.

Integration and Restructuring Program:

In December 2008, Altria Group, Inc. initiated a company-wide integration and restructuring program, pursuant to which, during 2009 and 2010, Altria Group, Inc. will restructure its corporate, manufacturing, and sales and marketing functions as it completes the integration of UST into its operations and continues to focus on optimizing company-wide cost structures in light of ongoing declines in U.S. cigarette volumes, including the projected impact of the federal excise tax (“FET”) increase enacted in the first quarter of 2009. In August 2009, Altria Group, Inc. expanded this program.

As a result of this program, Altria Group, Inc. expects to incur aggregate pre-tax charges of approximately $344 million in 2009 and $19 million in 2010. These charges are primarily related to employee separation costs, lease exit costs, relocation of employees, and other costs related to the integration of UST operations. Substantially all of these charges will result in cash expenditures.

For the nine months ended September 30, 2009, the cigarettes segment, smokeless products segment, wine segment, financial services segment and Altria Group, Inc. reported pre-tax charges for this program of $17 million, $179 million, $6 million, $3 million and $50 million, respectively, which included total exit costs of $219 million and integration costs of $36 million. For the three months ended September 30, 2009, the cigarettes segment, smokeless products segment, wine segment, financial services segment and Altria Group, Inc. reported pre-tax charges for this program of $15 million, $28 million, $2 million, $3 million and $44 million, respectively, which included total exit costs of $86 million and integration costs of $6 million.

The pre-tax integration costs were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings for the nine months and three months ended September 30, 2009. Total pre-tax charges incurred since the inception of the program were $381 million. Pre-tax charges of approximately $89 million are expected for the remainder of 2009 for the program. Cash payments related to the program of $160 million and $57 million were made during the nine months and three months ended September 30, 2009, respectively, for a total of $160 million since inception.

Headquarters Relocation:

During 2008, in connection with the spin-off of PMI, which included the relocation of Altria Group, Inc.’s corporate headquarters functions to Richmond, Virginia, Altria Group, Inc. restructured its corporate headquarters. During the nine months ended September 30, 2009 and 2008, pre-tax charges of $11 million and $195 million, respectively, were incurred for this program. Total pre-tax charges incurred since the inception of this restructuring were $230 million as of September 30, 2009. These charges consist primarily

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of employee separation costs. Substantially all of the charges resulted in cash expenditures. Cash payments related to this restructuring of $50 million and $14 million were made during the nine months and three months ended September 30, 2009, respectively, for a total of $186 million since inception.

For the nine months ended September 30, 2008, corporate exit costs also included $55 million of investment banking and legal fees associated with the PMI spin-off.

Manufacturing Optimization Program:

PM USA ceased production at its Cabarrus, North Carolina cigarette manufacturing facility and completed the consolidation of manufacturing capacity into its Richmond, Virginia facility on July 29, 2009. PM USA took this action to address ongoing cigarette volume declines including the projected impact of the FET increase enacted in early 2009. PM USA expects to complete the de-commissioning of the Cabarrus facility during 2010.

As a result of this program, from 2007 through 2010, PM USA expects to incur total pre-tax charges of approximately $785 million. These pre-tax charges consist of employee separation costs of $353 million, accelerated depreciation of $284 million and other charges of $148 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Approximately $400 million of the total pre-tax charges are expected to result in cash expenditures.

PM USA recorded pre-tax charges for this program as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Exit costs	$69	$44	$37	$15
Implementation costs	94	48	44	16

Total	$163	$92	$81	$31

Pre-tax implementation costs related to this program were primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statements of earnings for the nine months and three months ended September 30, 2009 and 2008, respectively. Total pre-tax charges incurred since the inception of the program were $652 million. Pre-tax charges of approximately $90 million are expected during the remainder of 2009 for the program. Cash payments related to the program of $138 million and $64 million were made during the nine months and three months ended September 30, 2009, respectively, for a total of $234 million since inception.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$74	$73	$24	$23
Interest cost	261	228	88	75
Expected return on plan assets	(319)	(319)	(107)	(109)
Amortization:
Net loss	87	46	32	12
Prior service cost	9	7	3	3
Other	3	40	12	2

Net periodic pension cost	$115	$75	$52	$6

“Other” pension cost shown in the table above primarily reflects termination benefits related to restructuring programs, which in 2009 were partially offset by curtailment gains related to the restructuring of UST’s operations subsequent to the acquisition (see Note 3. Exit, Implementation and Integration Costs). The curtailment of UST’s pension plans resulted in a decrease of $37 million to accrued pension costs, which is reflected in the September 30, 2009 condensed consolidated balance sheet.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. Employer contributions of $46 million were made to Altria Group, Inc.’s pension plans during the nine months ended September 30, 2009, which included $8 million related to UST plans. Currently, Altria Group, Inc. anticipates additional employer contributions during the remainder of 2009 of approximately $7 million to its pension plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$28	$29	$8	$10
Interest cost	100	87	27	29
Amortization:
Net loss	26	18	6	5
Prior service credit	(6)	(6)	(2)	(2)
Other	40	9	21	1

Net postretirement health care costs	$188	$137	$60	$43

“Other” postretirement cost shown in the table above primarily reflects termination benefits related to restructuring programs, in addition to curtailment losses in 2009 related to the restructuring of UST’s operations subsequent to the acquisition (see Note 3. Exit, Implementation and Integration Costs). The curtailment of UST’s postretirement plans resulted in an increase in accrued postretirement health care costs of $7 million, which is reflected in the September 30, 2009 condensed consolidated balance sheet.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5.  Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Cigarettes	$-	$-	$275	$283
Smokeless products	4,859		8,845
Cigars	77	77	2,751	2,756
Wine	62		271

Total	$4,998	$77	$12,142	$3,039

Intangible assets were as follows (in millions):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$11,701		$2,642
Amortizable intangible assets	464	$23	404	$7

Total intangible assets	$12,165	$23	$3,046	$7

Non-amortizable intangible assets substantially consist of trademarks from the January 2009 acquisition of UST ($9.1 billion) and the December 2007 acquisition of Middleton ($2.6 billion). Amortizable intangible assets consist primarily of customer relationships and certain cigarette trademarks. Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2009 and 2008, was $16 million and $5 million, respectively, and during the three months ended September 30, 2009 and 2008, was $7 million and $2 million, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $20 million, assuming no additional transactions occur that require the amortization of intangible assets.

Goodwill relates to the January 2009 acquisition of UST and the December 2007 acquisition of Middleton. The change in goodwill and gross carrying amount of other intangible assets from December 31, 2008 to September 30, 2009, is as follows (in millions):

	Goodwill	Other Intangible Assets
Balance at December 31, 2008	$77	$3,046
Changes due to:
Acquisition of UST	4,921	9,119

Balance at September 30, 2009	$4,998	$12,165

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6.  Earnings from Equity Investment in SABMiller:

Earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Equity earnings	$259	$344	$111	$54
Gains on issuances of common stock by SABMiller	183		8

	$442	$344	$119	$54

Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine months ended September 30, 2009 included pre-tax gains of $183 million due primarily to the issuance of 60 million shares of common stock by SABMiller in connection with its acquisition of the remaining noncontrolling interest in its Polish subsidiary.

Note 7.   Divestitures:

As discussed in Note 1. Background and Basis of Presentation, on March 28, 2008, Altria Group, Inc. distributed all of its interest in PMI to Altria Group, Inc. stockholders in a tax-free distribution.

Summarized financial information for discontinued operations for the nine months ended September 30, 2008 was as follows (in millions):

For the Nine Months Ended September 30, 2008
Net revenues	$15,376

Earnings before income taxes	$2,701
Provision for income taxes	(800)

Earnings from discontinued operations, net of income taxes	1,901
Earnings attributable to noncontrolling interests	(61)

Earnings from discontinued operations	$1,840

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8.  Debt:

At September 30, 2009, Altria Group, Inc. had in place a multi-year revolving credit facility (the “Revolving Facility”) in the amount of $3.4 billion, which expires April 15, 2010. The Revolving Facility is used to support the issuance of commercial paper to fund short-term cash needs. In June 2009, Altria Group, Inc. amended its Revolving Facility in order to terminate the $108 million commitment of Aurora Bank FSB (formerly known as Lehman Brothers Bank, FSB) (“Aurora”). Aurora’s commitment was terminated without a ratable termination or reduction of the commitments of the other lenders.

At September 30, 2009, Altria Group, Inc. had no borrowings under the Revolving Facility nor was any commercial paper outstanding. Any commercial paper of Altria Group, Inc. and borrowings under the Revolving Facility are fully and unconditionally guaranteed by PM USA (see Note 16. Condensed Consolidating Financial Information).

Altria Group, Inc. expects to replace the Revolving Facility prior to its expiration in amounts and maturities based on market conditions at that time. Altria Group, Inc. believes it has adequate liquidity and access to financial resources to meet its anticipated obligations in the foreseeable future.

At September 30, 2009 and December 31, 2008, Altria Group, Inc.’s long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
	(in millions)
Consumer products:
Notes, 5.75% to 10.20% (average interest rate 9.1%), due through 2039	$11,917	$6,797
Debenture, 7.75%, due 2027	42	42
Other		135

	11,959	6,974
Less current portion of long-term debt	(775)	(135)

	$11,184	$6,839

Financial services:
Eurodollar bonds, 7.50%, due 2009	$-	$500

Altria Group, Inc. Senior Notes:

Altria Group, Inc. issued the following notes in February 2009:

•	$525 million at 7.75%, due 2014, interest payable semi-annually;

•	$2.2 billion at 9.25%, due 2019, interest payable semi-annually; and

•	$1.5 billion at 10.20%, due 2039, interest payable semi-annually.

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

At September 30, 2009, UST’s senior debt consisted of the following:

•	$600 million senior notes at 6.625%, due 2012, interest payable semi-annually; and

•	$300 million senior notes at 5.75%, due 2018, interest payable semi-annually.

UST senior notes of $200 million and $40 million matured and were repaid in June 2009. In addition, UST’s revolving credit facility was prepaid and terminated in January 2009.

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

Other Consumer Products Debt:

A subsidiary of PM USA repaid a $135 million term loan that matured in May 2009.

Financial Services Debt:

Financial services debt of $500 million matured and was repaid in July 2009.

Fair Value of Debt:

The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at September 30, 2009 was $14.9 billion, as compared with its carrying value of $12.0 billion. The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at December 31, 2008, was $8.6 billion, as compared with its carrying value of $7.5 billion.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9.  Financial Instruments:

At September 30, 2009, a subsidiary of Altria Group, Inc. had a forward foreign exchange contract in connection with anticipated oak barrel purchases for Ste. Michelle’s wine operations. This contract, which is not material and will expire in 2009, was designated as an effective cash flow hedge. During the second quarter of 2009, UST’s interest rate swap contract, which was designated as an effective cash flow hedge, expired in conjunction with the maturity of UST’s $40 million senior notes.

During the first quarter of 2008, Altria Group, Inc. purchased forward foreign exchange contracts to mitigate its exposure to changes in exchange rates from its euro-denominated debt. While these forward exchange contracts were effective as economic hedges, they did not qualify for hedge accounting treatment and, therefore, $21 million of gains for the nine months ended September 30, 2008 relating to these contracts were reported in interest and other debt expense, net, in Altria Group, Inc.’s condensed consolidated statement of earnings. These contracts and the related debt matured in the second quarter of 2008.

Within currency translation adjustments during the nine months ended September 30, 2008, Altria Group, Inc. recorded losses, net of income taxes, of $85 million, which represented effective hedges of net investments. The accumulated losses recorded as net investment hedges of foreign operations were recognized and recorded in connection with the PMI distribution.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,
	2009	2008
	(in millions)

Loss at beginning of period	$-	$(5)
Derivative losses transferred to earnings		93
Change in fair value		(270)
PMI spin-off		182

At end of period	$-	$-

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10.  Earnings Per Share:

Effective January 1, 2009, Altria Group, Inc. adopted FASB authoritative guidance that requires that unvested share-based payment awards containing nonforfeitable rights to dividends be included as participating securities in the earnings per share (“EPS”) calculation pursuant to the two class method.

The calculations of basic and diluted EPS reflect the adoption of this guidance and accordingly, prior period calculations have been adjusted retrospectively.

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Earnings from continuing operations	$2,481	$2,411	$882	$867
Earnings from discontinued operations		1,840

Net earnings attributable to Altria Group, Inc.	2,481	4,251	882	867

Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(9)	(12)	(3)	(3)

Earnings for basic EPS	2,472	4,239	879	864
Add: Undistributed earnings attributable to unvested restricted and deferred shares	2	4	1	-
Less: Undistributed earnings reallocated to unvested restricted and deferred shares	(2)	(4)	(1)	-

Earnings for diluted EPS	$2,472	$4,239	$879	$864

Weighted average shares for basic EPS	2,064	2,080	2,067	2,058
Add: Incremental shares from stock options	6	10	5	9

Weighted average shares for diluted EPS	2,070	2,090	2,072	2,067

For the nine months and three months ended September 30, 2009 computations, 0.9 million and 0.6 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. For the nine months and three months ended September 30, 2008 computations, there were no antidilutive stock options.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11.  Accumulated Other Comprehensive Earnings (Losses):

The following table sets forth the changes in each component of accumulated other comprehensive earnings (losses) (in millions):

	Currency Translation Adjustments	Changes in Net Loss and Prior Service Cost	Changes in Fair Value of Derivatives Accounted for as Hedges	Ownership of SABMiller’s Other Comprehensive Earnings (Losses)	Accumulated Other Comprehensive Earnings (Losses)
Balances, January 1, 2008	$728	$(960)	$(5)	$348	$111

Period Change	233	(1,385)	(177)	(308)	(1,637)

Spin-off of Philip Morris International Inc.	(961)	124	182		(655)

Balances, December 31, 2008	-	(2,221)	-	40	(2,181)

Period Change	3	60		284	347

Balances, September 30, 2009	$3	$(2,161)	$-	$324	$(1,834)

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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Net revenues:
Cigarettes	$15,546	$14,233	$5,626	$5,084
Smokeless products	1,023		352
Cigars	386	290	153	98
Wine	271		102
Financial services	316	179	67	56

Net revenues	$17,542	$14,702	$6,300	$5,238

Earnings from continuing operations before income taxes:
Operating companies income:
Cigarettes	$3,902	$3,746	$1,333	$1,369
Smokeless products	302		127
Cigars	139	128	49	37
Wine	22		12
Financial services	260	97	57	(7)
Amortization of intangibles	(16)	(5)	(7)	(2)
Gain on sale of corporate headquarters building		404
General corporate expenses	(138)	(236)	(35)	(66)
Reduction of Kraft Foods Inc. receivable	(88)		(88)
UST transaction costs	(60)
Corporate exit costs	(61)	(250)	(54)	(2)

Operating income	4,262	3,884	1,394	1,329
Interest and other debt expense, net	(902)	(27)	(279)	(25)
Loss on early extinguishment of debt		(393)
Earnings from equity investment in SABMiller	442	344	119	54

Earnings from continuing operations before income taxes	$3,802	$3,808	$1,234	$1,358

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

•

UST Inventory Adjustment – In connection with the acquisition of UST, Altria Group, Inc.’s cost of sales included the following amounts relating to the fair value purchase accounting adjustment of UST’s inventory at the acquisition date that was sold during the periods:

	For the Nine Months Ended September 30, 2009	For the Three Months Ended September 30, 2009
	(in millions)

Smokeless products	$14	$1
Wine	15	5

Total	$29	$6

•	Exit, Implementation and Integration Costs – See Note 3. Exit, Implementation and Integration Costs for a breakdown of these costs by segment.

•

Sales to PMI – Subsequent to the PMI spin-off, during the nine months and three months ended September 30, 2008, PM USA recorded net revenues of $207 million and $97 million respectively, from contract volume manufactured for PMI under an agreement that terminated in the fourth quarter of 2008. For periods prior to the PMI spin-off, PM USA did not record contract volume manufactured for PMI in net revenues, but recorded the related profit, which was immaterial, for the nine months ended September 30, 2008, in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statement of earnings. These amounts are reflected in the cigarettes segment.

•

PMCC Allowance for Losses – During the second quarter of 2009, PMCC increased its allowance for losses by $15 million as a result of assessing its portfolio, including its exposure to Motors Liquidation Company, formerly known as General Motors Corporation. PMCC increased its allowance for losses by $50 million, during the third quarter of 2008, as a result of credit rating downgrades of certain lessees and financial market conditions.

Note 13.  Income Taxes:

The income tax rate of 34.7% for the nine months ended September 30, 2009 decreased 2.0 percentage points from 36.7% for the nine months ended September 30, 2008. The income tax rate of 28.5% for the three months ended September 30, 2009 decreased 7.7 percentage points from 36.2% for the three months ended September 30, 2008. The decreases were due primarily to lower state taxes and the reversal of tax reserves and associated interest resulting from the execution of a closing agreement with the IRS discussed below. The income tax rate for the nine months ended September 30, 2009 was further impacted by certain costs incurred in the first quarter of 2009 related to the acquisition of UST that are not deductible for tax purposes.

In the third quarter of 2009, the IRS, Kraft Foods Inc. (“Kraft”), and Altria Group, Inc. (as the parent of, and as agent for, Kraft) executed a closing agreement that resolved certain Kraft tax matters arising out of the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2000 to 2003 IRS audit of Altria Group, Inc. As a result of the closing agreement, income tax expense for the third quarter of 2009 included the benefit from the reversal of tax reserves and associated interest that are no longer required. This benefit was offset by a reduction in a corresponding receivable from Kraft that arose in connection with potential tax liabilities for which Kraft was responsible under a tax sharing agreement between Altria Group, Inc. and Kraft executed in connection with the 2007 spin-off of Kraft. The reduction in this receivable was recorded as an increase to marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings for the nine months and three months ended September 30, 2009. As a result, there was no impact on Altria Group, Inc.’s net earnings.

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

Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed elsewhere in this Report on Form 10-Q: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of October 26, 2009, November 1, 2008 and November 1, 2007.

Type of Case	Number of Cases Pending as of October 26, 2009	Number of Cases Pending as of November 1, 2008	Number of Cases Pending as of November 1, 2007

Individual Smoking and Health Cases (1)	93	98	195
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	8	9	10
Health Care Cost Recovery Actions	3	3	3
“Lights/Ultra Lights” Class Actions	33	17	17
Tobacco Price Cases	2	2	2

(1)

Does not include 2,595 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include eight individual smoking and health cases brought against certain retailers that are indemnitees of PM USA. Additionally, does not include approximately 3,330 individual smoking and health cases (3,280 state court cases and 50 federal court cases) brought by or on behalf of approximately 9,019 plaintiffs in Florida (5,102 state court plaintiffs and 3,917 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

(2)

Includes as one case the 693 civil actions (of which 393 are actions against PM USA) that are proposed to be tried in a single proceeding in West Virginia. Middleton and USSTC were named as defendants in this action but they, along with other non-cigarette manufacturers, have been severed from this case. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages. In November 2007, the West Virginia Supreme Court of Appeals denied defendants’ renewed motion for review of the trial plan. In December 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was denied in February 2008. The first phase of the trial is scheduled for February 1, 2010.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

International Tobacco-Related Cases

As of October 26, 2009, PM USA is a named defendant in Israel in a “Lights” class action, a health care cost recovery action, and an individual smoking and health action. PM USA is a named defendant in three health care cost recovery actions in Canada, two of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in four smoking and health class action lawsuits filed in various Canadian provinces.

Pending and Upcoming Trials

As of October 26, 2009, 3 Engle-progeny cases against PM USA are set for trial in 2009 (1 of the 3 cases has a scheduled 2009 trial date). Cases against other tobacco companies are also scheduled for trial through the end of 2009. Trial dates are subject to change.

Trial Results

Since January 1999, verdicts have been returned in 51 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 31 of the 51 cases. These 31 cases were tried in California (5), Florida (11), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 20 cases in which verdicts were returned in favor of plaintiffs, eight have reached final resolution and one case (Williams – see below) has reached partial final resolution. A verdict against defendants in one health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price). After exhausting all appeals, PM USA has paid judgments in these cases totaling $106.1 million and interest totaling $63.8 million.

The chart below lists the verdicts and post-trial developments in the twelve pending cases that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 2009	Florida/ Campbell	Engle progeny

On August 19, 2009, the jury in the Campbell trial (conducted in Escambia County) returned a verdict in favor of the plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. There

On August 31, 2009, defendants filed a joint motion to set aside the verdict, to enter judgment in accordance with defendants’ motion for directed verdict, or, in the alternative, to order a new trial or for remittitur of the jury’s

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

was no punitive damages award. On September 14, 2009, the trial court entered final judgment and awarded the plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.

actual damages award. The trial court has not yet addressed this post-verdict motion.

August 2009	Florida/ Barbanell	Engle progeny

On August 13, 2009, a Broward County jury in the Barbanell trial returned a verdict in favor of the plaintiff, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. On September 4, 2009, the trial court entered final judgment and awarded plaintiff $1.95 million in actual damages. The judgment reduced the jury’s $5.3 million award of compensatory damages due to the jury allocating 36.5% of the fault to PM USA.

A notice of appeal was filed on September 30, 2009, and PM USA posted a $1.95 million appeal bond.

February 2009	Florida/ Hess	Engle progeny

In February 2009, a Broward County jury in the Hess trial found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. In June 2009, the trial court entered final judgment and awarded plaintiffs $1,260,000 in actual damages and $5 million in punitive damages. The judgment reduced the jury’s $3 million award of compensatory damages due to the jury allocating 42% of the fault to PM USA.

PM USA noticed an appeal to the Fourth District Court of Appeal on July 2, 2009 and posted a $7.3 million appeal bond.

May 2007	California/ Whiteley	Individual Smoking and Health	Approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case, as well as $250,000 in punitive damages against the other defendant in the case.	In October 2007, in a limited retrial on the issue of punitive damages, the jury found that plaintiffs are not entitled to punitive damages against PM USA. In November 2007, the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

trial court entered final judgment and PM USA filed a motion for a new trial and for judgment notwithstanding the verdict. The trial court rejected these motions in January 2008. In March 2008, PM USA noticed an appeal to the California Court of Appeal, First Appellate District and in May 2008, posted a $2.2 million appeal bond. The court affirmed the judgment on October 14, 2009.

August 2006	District of Columbia/ United States of America	Health Care Cost Recovery

Finding that defendants, including Altria Group, Inc. and PM USA, violated the civil provisions of the Racketeer Influenced and Corrupt Organizations Act (RICO). No monetary damages were assessed, but the court made specific findings and issued injunctions. See Federal Government’s Lawsuit below.

See Federal Government’s Lawsuit below.

March 2005	New York/ Rose (now known as Adamo)	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.

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
Plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court, which was denied on October 5, 2009.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	See Scott Class Action below.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.

In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In April 2008, the California Supreme Court denied PM USA’s petition for review. On August 24, 2009, the jury returned a verdict awarding plaintiff $13.8 million in punitive damages. See discussion (1) below.

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

In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the Court of Appeals’ decision reversing and remanding the case for a new trial on punitive damages. The Oregon Supreme Court held this petition in abeyance until the United States Supreme Court decided the Williams case described in (2) below. In May 2009, the Oregon Supreme Court issued an order granting plaintiff’s petition for review. Argument is scheduled to be held on

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
November 2, 2009.

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

(1)

Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s 2007 decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. In July 2008, $43.3 million of escrow funds were returned to PM USA. The case was remanded to the superior court for a new trial on the amount of punitive damages, if any. On August 24, 2009, the jury returned a verdict awarding plaintiff $13.8 million in punitive damages. No final judgment has yet been entered. PM USA has recorded a provision of approximately $1.6 million for compensatory damages, costs and interest.

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

Security for Judgments

To obtain stays of judgments pending current appeals, as of September 30, 2009, PM USA has posted various forms of security totaling approximately $97 million, the majority of which has been collateralized with cash deposits that are included in other assets on the consolidated balance sheets.

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

The deadline for filing Engle-progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of October 26, 2009, approximately 3,330 cases (3,280 state court cases and 50 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 9,019 plaintiffs (5,102 state court plaintiffs and 3,917 federal court plaintiffs). It is possible that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle-progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damage award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

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

Three federal district courts (in the Merlob, Brown and Burr cases) have ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) have been certified by the trial court for interlocutory review. The certification in both cases has been granted by the United States Court of Appeals for the Eleventh Circuit and the appeals have been consolidated. Argument is now scheduled for the week of January 25, 2010. In February 2009, the appeal in Burr was dismissed for lack of prosecution. Engle-progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 4,000 plaintiffs have been stayed pending interlocutory review by the Eleventh Circuit. State trial court judges have issued contrary rulings that allowed plaintiffs to use the Engle findings to establish elements of their claims and required certain defenses to be stricken.

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

As of October 26, 2009, five Engle-progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Three verdicts (see Hess, Barbanell and Campbell descriptions in the table above) were returned in favor of plaintiffs and two verdicts were returned in favor of PM USA (Gelep and Kalyvas). The plaintiff in Gelep initially appealed the defense verdict, but on September 22, 2009 voluntarily dismissed her appeal. Engle-progeny trial results are included in the totals provided in Trial Results above.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2007, the Louisiana Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages included in the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded the case for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ petitions for writ of certiorari. Following the Louisiana Supreme Court’s denial of defendants’ petition for writ of certiorari, PM USA recorded a provision of $26 million in connection with the case and has recorded additional provisions of approximately $4.2 million related to accrued interest. In March 2008, plaintiffs filed a motion to execute the approximately $279 million judgment plus post-judgment interest or, in the alternative, for an order to the parties to submit revised damages figures. Defendants filed a motion to have judgment entered in favor of defendants based on accrual of all class member claims after September 1, 1988 or, in the alternative, for the entry of a case management order. In April 2008, the Louisiana Supreme Court denied defendants’ motion to stay proceedings and the defendants filed a petition for writ of certiorari with the United States Supreme Court. In June 2008, the United States Supreme Court denied the defendant’s petition. Plaintiffs filed a motion to enter judgment in the amount of approximately $280 million (subsequently changed to approximately $264 million) and defendants filed a motion to enter judgment in their favor dismissing the case entirely or, alternatively, to enter a case management order for a new trial. In July 2008, the trial court entered an Amended Judgment and Reasons for Judgment denying both motions, but ordering defendants to deposit into the registry of the court the sum of $263,532,762 plus post-judgment interest of approximately $102 million (as of September 30, 2009) while stating, however, that the judgment award “may be satisfied with something less than a full cash payment now” and that the court would “favorably consider” returning unused funds annually to defendants if monies allocated for that year were not fully expended.

In September 2008, defendants filed an application for writ of mandamus or supervisory writ to secure the right to appeal with the Louisiana Circuit Court of Appeals. The appellate court, in November 2008, granted the defendants’ writ and directed the trial court to enter an order permitting the appeal and to set the appeal bond in accordance with Louisiana law. In December 2008, plaintiffs’ supervisory writ petition to the Louisiana Supreme Court was denied and the trial court entered an order permitting the appeal and approving a $50 million bond for all defendants in accordance with the Louisiana bond cap law discussed above. In April 2009, plaintiffs filed a cross-appeal seeking to reinstate the June 2004 judgment and to award the medical monitoring rejected by the jury. Argument before the Louisiana Court of Appeal, Fourth Circuit, was held on September 1, 2009.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Two purported class actions pending against PM USA have been brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006 in the United States District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Neither claim seeks punitive damages. Plaintiffs’ motion for class certification and defendant’s motion for summary judgment are pending in Caronia. Defendants’ motions for summary judgment and judgment on the pleadings and plaintiffs’ motion for class certification are pending in Donovan. In Donovan, the Supreme Judicial Court of Massachusetts heard arguments in June 2009 on the questions certified to it by the district court regarding medical monitoring and statute of limitations issues. On October 19, 2009, the Supreme Judicial Court of Massachusetts, in answering the questions certified to it, held that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court.

In November 2008, a purported class action naming PM USA, Altria Group, Inc. and the other major cigarette manufacturers as defendants was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of cigarette smokers who seek medical monitoring (Peoples). Plaintiffs allege that the tobacco companies conspired to convince the National Cancer Institute (“NCI”) to not recommend spiral CT scans to screen for lung cancer and plaintiffs assert claims based on defendants’ purported violations of RICO. The complaint identifies the purported class as all residents of the State of Georgia who, by virtue of their age and history of smoking cigarettes, are at increased risk for developing lung cancer; are 50 years of age or older; have cigarette smoking histories of 20 pack-years or more; and are covered by an insurance company, Medicare, Medicaid or a third party medical payor. Plaintiffs seek relief in the form of the creation of a fund for medical monitoring and punitive damages. In February 2009, defendants filed a motion to dismiss. On September 11, 2009, the district judge entered judgment against plaintiffs and dismissed the case, concluding

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

that plaintiffs failed to allege sufficient facts to state a claim for relief under RICO. A similar purported class action (Jackson) was filed in the United States District Court for the Northern District of Georgia in May 2009. Altria Group, Inc. and PM USA are named as defendants. Motions to dismiss are pending.

In July 2009, PM USA and Altria Group, Inc. were named as defendants, along with other cigarette manufacturers, in four actions filed in various Canadian provinces. In the Province of Saskatchewan, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases including chronic obstructive pulmonary disease, emphysema, heart disease or cancer. In each of the other actions, plaintiffs seek certification of a class of all individuals who smoked defendants’ cigarettes. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

with prejudice in February 2005 (Blue Cross/Blue Shield). In June 2009, the trial court denied two of defendants’ motions for summary judgment in a health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA, USSTC and Altria Group, Inc. are defendants. Trial is currently scheduled to begin on June 7, 2010.

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

In May 2008, an action, National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al., was brought under the Medicare as Secondary Payer statute in United States District Court for the Eastern District of New York. This action was brought by the same plaintiffs as National Committee I and similarly purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from May 21, 2002 to the present. In July 2008, defendants filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. In March 2009, the court granted defendants’ motion to dismiss. Plaintiffs noticed an appeal in May 2009 after the district court denied their motion for reconsideration. On September 1, 2009, defendants filed a motion for summary disposition of the appeal.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, in Israel (1), the Marshall Islands (1 dismissed), and Canada (3) and other entities have stated that they are considering filing such actions. In September 2005, in the first of the three health care recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. On September 29, 2009, the Province of Ontario, Canada, filed suit against a number of cigarette manufacturers based on previously adopted legislation nearly identical in substance to the New Brunswick health care cost recovery legislation. Altria Group, Inc. and PM USA are named as defendants in the New Brunswick and Ontario cases. Several other provinces in Canada have enacted similar legislation or are in the process of enacting similar legislation. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

substantial annual payments of approximately $9.4 billion each year (excluding future annual payments, if any, under the National Tobacco Grower Settlement Trust discussed below), subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the nine and three months ended September 30, 2009, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $3.8 billion and $1.3 billion, respectively.

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

As part of these proceedings, an independent economic consulting firm jointly selected by the MSA parties or otherwise selected pursuant to the MSA’s provisions is required to determine whether the disadvantages of the MSA were a “significant factor” contributing to the collective loss of market share for the year in question. If the firm determines that the disadvantages of the MSA were such a “significant factor,” each state may avoid a downward adjustment to its share of the participating manufacturers’ annual payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Any potential downward adjustment would then be reallocated to any states that do not establish such diligent enforcement. PM USA believes that the MSA’s arbitration clause requires a state to submit its claim to have diligently enforced a qualifying escrow statute to binding arbitration before a panel of three former federal judges in the manner provided for in the MSA. A number of states have taken the position that this claim should be decided in state court on a state-by-state basis.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers have responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that have not filed declaratory judgment actions. Courts in all but one of the forty-six MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. One state court has ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. Several of these rulings may be subject to further review. PM USA, the other OPMs and approximately twenty-five other MSA-participating manufacturers have entered into an agreement regarding arbitration with over forty MSA states concerning the 2003 NPM Adjustment, including the states’ claims of diligent enforcement for 2003. The agreement provides for selection of the arbitration panel for the 2003 NPM Adjustment beginning during the last quarter of 2009 and for the arbitration then to proceed. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM Adjustment by up to a corresponding percentage. Proceedings to determine state diligent enforcement claims for the years 2004 through 2008 have not yet been scheduled.

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

National Grower Settlement Trust

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota holders. To that end, in 1999, four of the major domestic tobacco product manufacturers, including PM USA, established the National Tobacco Grower Settlement Trust (“NTGST”), a trust fund to provide aid to tobacco growers and quota holders. The trust was to be funded by these four manufacturers over 12 years with payments, subject to application of various adjustments, scheduled to total $5.15 billion. Provisions of the NTGST allowed for offsets to the extent that industry-funded payments were made for the benefit of growers or quota holders as part of a legislated end to the federal tobacco quota and price support program.

In October 2004, FETRA was signed into law. FETRA provides for the elimination of the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out, which is estimated at approximately $9.5 billion, is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments offset already scheduled payments to the NTGST. However, two of the grower states, Maryland and Pennsylvania, have filed claims in the North Carolina state courts, asserting that the companies which established the NTGST (including PM USA) must continue making payments under the NTGST through 2010 for the benefit of Maryland and Pennsylvania growers (such continuing payments would represent slightly more than one percent of the originally scheduled payments that would have been due to the NTGST for the years 2005 through 2010) notwithstanding the offsets resulting from the FETRA payments. The North Carolina trial court held in favor of Maryland and Pennsylvania, and the companies (including PM USA) appealed. The

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

North Carolina Court of Appeals, in December 2008, reversed the trial court ruling. In January 2009, Maryland and Pennsylvania filed a notice of appeal to the North Carolina Supreme Court. The court heard oral argument on September 10, 2009. In addition to the approximately $9.5 billion cost of the buy-out, FETRA also obligated manufacturers and importers of tobacco products to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. PM USA, Middleton and USSTC are subject to the requirements of FETRA. Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2009 and beyond.

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

In December 2008, PM USA was named as a defendant in an action seeking declaratory relief under the MSA. The action was filed in California state court by the same MSA participating manufacturer that filed the Kentucky action discussed in the preceding paragraph. Other defendants include the State of California and various other participating manufacturers. The plaintiff is seeking a declaratory judgment that its proposed amended adherence agreement with California and other states that are parties to the MSA is consistent with provisions in the MSA, and that the MSA’s limited most favored nations provision does not apply to the proposed agreement. Plaintiff seeks no damages in this action. On July 21, 2009, the court granted defendants’ motion for summary judgment. On July 28, 2009, the court entered final judgment in favor of defendants on all claims asserted by plaintiff. Plaintiff has filed an appeal.

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials are defendants in a lawsuit pending in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court, plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in those two actions, one trial court has granted summary judgment for the New York officials and lifted a preliminary injunction against New York officials’ enforcement against plaintiffs of the state’s “allocable share” amendment to the MSA’s Model Escrow Statute; the other trial court has held that plaintiffs are unlikely to succeed on the merits. The former decision is on appeal to the United States Court of Appeals for the Second Circuit.

In another action, the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. On remand in that case, and in another case filed against the Louisiana Attorney General,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

trial courts have granted summary judgment for the Louisiana Attorney General. One of those decisions is on appeal to the United States Court of Appeals for the Fifth Circuit. The deadline to appeal the other decision has not yet expired.

The United States Courts of Appeals for the Sixth, Eighth, Ninth and Tenth Circuits have affirmed dismissals or grants of summary judgment in favor of state officials in four other cases asserting antitrust and constitutional challenges to the allocable share amendment legislation in those states.

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

In May 2009, a three-judge panel of the Court of Appeals for the District of Columbia Circuit issued a per curiam decision largely affirming the trial court’s judgment against defendants and in favor of the government.

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

On July 31, 2009, defendants filed petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. Defendants also filed a motion to vacate portions of the trial court’s judgment on the grounds of mootness because of the passage of legislation granting FDA broad authority over the regulation of tobacco products. On September 22, 2009, the Court of Appeals entered three per curiam rulings. Two of them denied defendants’ petitions for panel rehearing or for rehearing en banc. In the third per curiam decision, the Court of Appeals denied defendants’ suggestion of mootness and motion for partial vacatur. On September 28, 2009, defendants petitioned the Court of Appeals to issue a stay of its mandate pending the filing and disposition of petitions for writs of certiorari to the United States Supreme Court. On October 21, 2009, the Court of Appeals granted the motion in part, staying the issuance of the mandate until December 28, 2009. Defendants’ certiorari petitions are scheduled to be filed in December 2009. The trial court’s judgment and remedial orders remain stayed.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in these class actions (some of which have not been certified as such), allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the Federal Trade Commission (“FTC”), non-liability under state statutory provisions exempting conduct that complies with

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

federal regulatory directives, and the First Amendment. As of October 26, 2009, thirty-six cases are pending as follows: Arkansas (3), California (1), Colorado (1), Delaware (1), Florida (3), Illinois (3), Kansas (2), Louisiana (3), Maine (1), Massachusetts (1), Minnesota (1), Mississippi (1), Missouri (1), New Hampshire (1), New Jersey (1), New Mexico (1), New York (3), Oregon (1), Pennsylvania (1), Tennessee (1), Texas (2), West Virginia (2) and Wisconsin (1). In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

Developments Since December 2008 Good Decision

Since the December 2008 U.S. Supreme Court decision in Good, sixteen “Lights” class actions have been served upon PM USA and Altria Group, Inc. Two of these cases have been filed in each of three states, Florida (Boyd and Rosenthal), New York (Domaingue and Tang) and Texas (Hanson and Salazar), and one case has been filed in each of ten states, Arkansas (Williams), California (Tyrer), Colorado (Fray), Illinois (Biundo, formerly Goins), Kansas (Gisick), Louisiana (LeBoeuf), Mississippi (Mirick), Pennsylvania (Weber), Tennessee (Alcorn) and Wisconsin (Nikolic). Fifteen of the cases were filed in federal court. The Biundo (formerly Goins) action was filed in state court but removed to federal court and, in May 2009, plaintiff’s motion to amend the complaint was granted after the claims of the initial class representative were dismissed without prejudice.

In addition, plaintiffs, in a case filed in state court in Illinois (Cleary), amended their complaint to assert claims on behalf of an additional sub-class of smokers of “Lights” cigarettes. The case was removed to federal court in March 2009, and the district court denied plaintiffs’ motion to remand in May 2009. In July 2009, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the remaining case to state court. On September 21, 2009, the court issued its ruling on PM USA’s and the remaining defendants’ motion for summary judgment as to all “Lights” claims. The court granted the motion as to all defendants except PM USA. As to PM USA, the court granted the motion as to all “Lights” and other low tar brands other than Marlboro Lights. As to Marlboro Lights, the court ordered briefing on why the 2002 state court order dismissing the Marlboro Lights claims should not be vacated based upon Good.

In April 2009, a petition was filed with the Judicial Panel on Multidistrict Litigation (“JPMDL”) seeking to transfer to, and consolidate pretrial proceedings in, the following “Lights” and other cases in the United States District Court for the Eastern District of New York or, alternatively, the Southern District of Florida: Tyrer, Fray, Boyd, Biundo (formerly Goins), Cleary, Good, Schwab, Caronia, Tang, Domaingue and Salazar. On September 11, 2009, the JPMDL granted plaintiffs’ motion to consolidate and transfer, and ordered that eight of the eleven “Lights” cases be consolidated to the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”). Those cases include: Tyrer, Fray, Boyd, Biundo, Good, Tang, Domaingue and Salazar. Altria Group, Inc. and/or PM USA are the defendants in each of the actions. Three pending cases were excluded from the transfer – Caronia, Cleary and Schwab. On September 23, 2009, the JPMDL issued an order which transferred to the MDL proceeding a total of nine additional actions that were not part of the original April 2009 petition (Alcorn, Hanson, Mirick, Moos, Mulford, Newman, Nikolic, Rosenthal and Williams). In addition, by September 29, and October 14, 2009 orders, the JPMDL transferred the LeBoeuf and Weber cases to the MDL proceeding. Additional federal “Lights” cases may be included in the MDL proceeding.

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the FCLAA and dismissed the case. In August 2007, the United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment on federal preemption grounds and remanded the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

case to district court. The district court stayed the case pending the United States Supreme Court’s ruling on defendants’ petition for writ of certiorari with the United States Supreme Court, which was granted in January 2008. The case was stayed pending the United States Supreme Court’s decision. In December 2008, the United States Supreme Court ruled that plaintiffs’ claims are not barred by federal preemption. Although the Court rejected the argument that the FTC’s actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court’s decision was limited: it did not address the ultimate merits of plaintiffs’ claim, the viability of the action as a class action, or other state law issues. In February 2009, the United States Court of Appeals for the First Circuit remanded Good to the district court for further proceedings. As discussed above, various other “Lights” cases were consolidated with Good in the U.S. District Court for the District of Maine for pretrial proceedings and more may be added as a result of the MDL proceeding discussed above.

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, 13 courts in 14 cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. Trial courts in Arizona, Kansas, New Mexico, Oregon, Tennessee, Washington and New Jersey have refused to certify a class, an appellate court in Florida has overturned class certification by a trial court, the Ohio Supreme Court has overturned class certifications in the Marrone and Phillips cases (in May 2009, the trial court denied the Marrone and Phillips plaintiffs’ motions for leave to amend their complaints to assert class action claims; the plaintiffs voluntarily dismissed these two cases on August 10, 2009), a trial court in Tennessee has dismissed the plaintiffs’ class action allegations, the United States Court of Appeals for the Fifth Circuit has dismissed a purported “Lights” class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA, plaintiffs voluntarily dismissed an action in a federal trial court in Michigan after the court dismissed claims asserted under the Michigan Unfair Trade and Consumer Protection Act, and the Supreme Court of Illinois has overturned a judgment in favor of a plaintiff class in the Price case (see the Price case below for further discussion). In September 2006, the trial court in Schwab denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled “Light” or “Lights.” In April 2008, the Second Circuit overturned the trial court’s class certification decision. An intermediate appellate court in Oregon and the Supreme Court in Washington have denied plaintiffs’ motions for interlocutory review of the trial courts’ refusals to certify a class. In the Oregon case (Pearson), in February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the District Court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal to the Oregon Court of Appeals. In February 2008, the parties filed a joint motion to hold the appeal in abeyance pending the United States Supreme Court’s decision in Good, which motion was denied. Plaintiffs in the case in Washington voluntarily dismissed the case with prejudice. Plaintiffs in the New Mexico case (Mulford) renewed their motion for class certification, which motion was denied by the federal district court in March 2009, with leave to file a new motion for class certification. Plaintiffs in the Florida case (Hines) petitioned the Florida Supreme Court for further review, and in January 2008, the Florida Supreme Court denied this petition. In February 2009, the plaintiffs’ class action allegations in the Tennessee case (McClure) were dismissed with prejudice. In Cleary, discussed above, PM USA has moved to dismiss the “Lights” claims made against it (USSTC is also a defendant in Cleary with respect to non-“Lights” claims).

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

In June 2009, the plaintiff in an individual smoker lawsuit (Kelly) brought on behalf of an alleged smoker of “Lights” cigarettes in Madison County, Illinois state court filed a motion seeking a declaration that (1) his claims under the Illinois Consumer Fraud Act are not barred by the exemption in that statute based on his assertion that the Illinois Supreme Court’s decision in Price is no longer good law in light of the decisions by the U.S. Supreme Court in Good and Watson, and (2) their claims are not preempted in light of the U.S. Supreme Court’s decision in Good. On September 8, 2009, the court granted plaintiff’s motion as to federal preemption, but denied it with respect to the state statutory exemption.

Trial Court Class Certifications

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. Significant developments in these cases include:

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

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. On October 14, 2009, the trial court denied plaintiffs’ motion for partial summary judgment, filed in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). On October 21, 2009, the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

trial court granted PM USA’s motion for partial summary judgment, filed on August 17, 2009, as to all consumer protection counts. The court has set a trial date of October 25, 2010.

Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. Plaintiffs have moved for reconsideration of the period during which potential class members can qualify to become part of the class to expand it from 1998 – 2005 to 1971 – 2005. The court set a trial date of January 11, 2011.

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

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of October 26, 2009, two separate cases were pending, one in Kansas and one in New Mexico, in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. Altria Group, Inc. is a defendant in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. In November 2008, the New Mexico Court of Appeals reversed the trial court decision granting summary judgment as to certain defendants, including PM USA. In February 2009, the New Mexico Supreme Court granted the petition for writ of certiorari filed by PM USA and the other defendants. The case in Kansas is pending; there is no trial date.

Cases Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a California law, which inter alia limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations (“Proposition 64”). In two July 2006 opinions, the California Supreme Court held Proposition 64 applicable to pending cases (the “Proposition 64 Cases”). Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. In May 2009, the California Supreme Court reversed the trial court decision that was affirmed by the appellate court and remanded the case to the trial court. Defendants filed a rehearing petition in June 2009. On August 12, 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2004, a lawsuit (Gurevitch) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2005, defendants’ motion to dismiss was granted; however, plaintiffs’ motion for leave to amend the complaint was also granted, and plaintiffs filed an amended complaint in September 2005. In October 2005, the court stayed this action pending the California Supreme Court’s rulings in the Proposition 64 Cases. In September 2006, the stay was lifted and defendants filed their demurrer to plaintiffs’ amended complaint. In March 2007, the court, without ruling on the demurrer, again stayed the action pending rulings from the California Supreme Court in another case involving Proposition 64 (Brown, described above) that is relevant to PM USA’s demurrer. After the California Supreme Court’s decision in Brown, the case reactivated and on August 24, 2009, PM USA filed its demurrer to plaintiffs’ amended complaint.

Ignition Propensity Cases: PM USA is currently a defendant in six wrongful death actions in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case pending in federal court in Massachusetts (Sarro), the district court on August 13, 2009 granted in part PM USA’s motion to dismiss, but ruled that two claims unrelated to product design could go forward. In a Kentucky federal court case (Walker), the court dismissed plaintiffs’ claims in February 2009 and plaintiffs subsequently filed a notice of appeal. On September 10, 2009 the appeals court dismissed plaintiffs’ appeal for want of prosecution. Plaintiffs are seeking reinstatement of the appeal. The four remaining actions are Green and Hallmark (each filed in April 2009 in Alabama state court), Kerr (filed in Mississippi state court in February 2009 and removed by PM USA to Mississippi federal court in July 2009) and Villarreal (filed in Texas state court on July 1, 2009 against Altria Group, Inc. and PM USA and removed by PM USA to federal court on August 17, 2009). Plaintiff’s motion to remand is pending.

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

Second, UST and/or its tobacco subsidiaries has been named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are five individuals alleging use of USSTC’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. While certain of these actions had not been consolidated for pretrial and trial proceedings, USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 2001.

Third, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

addiction, and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in an action in Florida (Vassallo) and in an action in Connecticut (Hill). Trial in the Hill case is set to commence in December 2010.

Antitrust Litigation

Following a previous antitrust action brought against UST and certain of its tobacco subsidiaries by a competitor, Conwood Company L.P., UST and certain of its tobacco subsidiaries were named as defendants in certain actions brought by indirect purchasers (consumers) in a number of jurisdictions. As indirect purchasers of USSTC’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed classes, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the applicable states, that UST and certain of its tobacco subsidiaries violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. In connection with these actions, plaintiffs sought to recover compensatory and statutory damages in an amount not to exceed $75,000 per purported class member or per class member, and certain other relief. The indirect purchaser actions, as filed, were similar in all material respects.

The indirect purchaser actions have been resolved in all jurisdictions.

In January 2008, UST entered into a Settlement Agreement to resolve the New Hampshire action. In July 2008, the court entered a final judgment granting final approval of the settlement, including attorneys’ fees and costs, and dismissing the action with prejudice. A Notice of Appeal was filed by an individual class member in August 2008. In April 2009, the New Hampshire Supreme Court affirmed the trial court order and final judgment approving the class action settlement in this indirect purchaser antitrust case. In May 2009, the New Hampshire Supreme Court modified the final judgment to extend the deadline until December 31, 2009, for class members to submit claims.

In April 2009, UST entered into a Settlement Agreement to resolve the Massachusetts action. No objections to the proposed settlement were filed. The settlement received final court approval on October 23, 2009, and UST has paid the total amount of the approximately $10.6 million proposed cash settlement, for which it had previously recognized a liability.

Pursuant to the settlements in all jurisdictions except California and Massachusetts, adult consumers received or will receive coupons redeemable on future purchases of USSTC’s moist smokeless tobacco products, and UST agreed to pay all related administrative costs and plaintiffs’ attorneys’ fees. The California and Massachusetts settlements are for cash only and do not involve distribution of coupons.

In connection with the settlement of the Kansas, New Hampshire, New York and Wisconsin actions, UST has recognized a liability reflecting the costs attributable to coupons previously distributed to Kansas, New York and Wisconsin class members, and coupons expected to be distributed to New Hampshire class members, which will be redeemable on future purchases of USSTC’s moist smokeless tobacco products, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlement.

As of September 30, 2009, the liability associated with UST’s estimated costs to resolve all indirect purchaser actions was $9.1 million.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Litigation

In September 2008, plaintiffs filed a purported class action on behalf of a purported class of UST stockholders in Superior Court in Connecticut to enjoin the proposed acquisition of UST by Altria Group, Inc., alleging, among other things, that UST and/or nine of its directors had violated their fiduciary duties by agreeing to the terms of the acquisition and that Altria Group, Inc. had aided and abetted in the alleged violation. In October 2008, plaintiffs amended the complaint to add allegations concerning UST’s definitive proxy statement and certain benefits payable to UST’s officers in connection with the transaction. The amended complaint also included aiding and abetting claims against UST. In December 2008, the parties entered into a Memorandum of Understanding to settle this lawsuit and resolve all claims. The settlement amount was immaterial. A final settlement hearing was held on October 26, 2009, at which the court stated that it would approve the settlement in an order to follow.

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

In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim refunds on a portion of these tax payments and associated interest for the years 1996 and 1997. On July 9, 2009, the jury returned a unanimous verdict in favor of the IRS. On July 31, 2009, Altria Group, Inc. filed motions for judgment as a matter of law or, in the alternative, for a new trial.

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

The IRS has indicated that it intends to issue an RAR regarding its audit of Altria Group, Inc.’s consolidated tax returns for the 2000 – 2003 years within the next three months. Based on Notices of Proposed Adjustments received by Altria Group, Inc., we expect that this RAR will challenge and disallow tax benefits claimed by Altria Group, Inc. with respect to the leases subject to the recent jury verdict plus other PMCC leveraged lease transactions characterized by the IRS as LILOs and SILOs, including benefits claimed from LILO and SILO transactions entered into during both the 1996 – 1999 years and the 2000 – 2003 years. The total disallowance for 2000 – 2003 for these leases in federal income tax and related interest would be approximately $1.0 billion. Altria Group, Inc. plans to contest proposed leveraged lease adjustments contained in any RAR.

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

LILO and SILO transactions represent approximately 37% of the Net Finance Assets of PMCC’s lease portfolio. PMCC entered into no LILO or SILO transactions after 2003.

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

Guarantees

At September 30, 2009, Altria Group, Inc. had a $12 million third-party guarantee, related to a divestiture, which was recorded as a liability on its condensed consolidated balance sheet. This guarantee has no specified expiration date. Altria Group, Inc. is required to perform under this guarantee in the event that a third party fails to make contractual payments. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2009, subsidiaries of Altria Group, Inc. were also contingently liable for $25 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI, entered into as a result of the PMI spin-off, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2009 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 16. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities and borrowings under the Revolving Facility and its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, UST completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which UST holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, UST entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require UST to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement becomes exercisable beginning September 11, 2010. As of September 30, 2009, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of UST. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the condensed consolidated balance sheet at September 30, 2009.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15. Recent Accounting Guidance Not Yet Adopted:

Effective for financial statements issued for fiscal years ending after December 15, 2009, FASB authoritative guidance will require Altria Group, Inc. to expand its disclosures for investments held by its employer defined benefit pension plans and other postretirement plans, with the purpose of providing additional information related to the inputs and valuation techniques used to develop the fair value measurements of plan assets. Additionally, this guidance will require disclosures on how investment allocation decisions are made, as well as significant concentrations of risk within plan assets. Altria Group, Inc. will amend its annual disclosures accordingly.

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

At September 30, 2009, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, condensed consolidating statements of earnings for the nine months and three months ended September 30, 2009 and 2008, and condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”) (in millions of dollars). The financial information is based on Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of SEC Regulation S-X.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

September 30, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$1,008	$1	$21	$-	$1,030

Receivables, net	3	26	63		92

Inventories:
Leaf tobacco		562	313		875
Other raw materials		143	39		182
Work in process		5	226		231
Finished product		221	253		474

		931	831		1,762

Due from Altria Group, Inc. and subsidiaries	651	3,057	983	(4,691)
Deferred income taxes	58	1,313	130		1,501
Other current assets	326	51	246		623

Total current assets	2,046	5,379	2,274	(4,691)	5,008

Property, plant and equipment, at cost	2	4,809	1,316		6,127
Less accumulated depreciation	1	2,970	382		3,353

	1	1,839	934		2,774

Goodwill			4,998		4,998
Other intangible assets, net		275	11,867		12,142
Investment in SABMiller	4,962				4,962
Investment in consolidated subsidiaries	5,279			(5,279)
Due from Altria Group, Inc. and subsidiaries	8,000			(8,000)
Other assets	767	136	228		1,131

Total consumer products assets	21,055	7,629	20,301	(17,970)	31,015

Financial services
Finance assets, net			4,836		4,836
Due from Altria Group, Inc. and subsidiaries			778	(778)
Other assets			29		29

Total financial services assets			5,643	(778)	4,865

TOTAL ASSETS	$21,055	$7,629	$25,944	$(18,748)	$35,880

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

September 30, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Current portion of long-term debt	$775	$-	$-	$-	$775
Accounts payable	8	167	137		312
Accrued liabilities:
Marketing		368	10		378
Taxes, except income taxes		158	22		180
Employment costs	25	16	143		184
Settlement charges		3,270	4		3,274
Other	338	621	399		1,358
Dividends payable	709				709
Due to Altria Group, Inc. and subsidiaries	2,869	253	2,347	(5,469)

Total current liabilities	4,724	4,853	3,062	(5,469)	7,170

Long-term debt	10,286		898		11,184
Deferred income taxes	1,552	162	2,450		4,164
Accrued pension costs	211	1	1,390		1,602
Accrued postretirement health care costs		1,526	842		2,368
Due to Altria Group, Inc. and subsidiaries			8,000	(8,000)
Other liabilities	561	395	193		1,149

Total consumer products liabilities	17,334	6,937	16,835	(13,469)	27,637

Financial services
Deferred income taxes			4,142		4,142
Other liabilities			346		346

Total financial services liabilities			4,488		4,488

Total liabilities	17,334	6,937	21,323	(13,469)	32,125

Contingencies

Redeemable noncontrolling interest			32		32

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	6,081	408	6,349	(6,757)	6,081
Earnings reinvested in the business	22,581	597	(41)	(556)	22,581
Accumulated other comprehensive losses	(1,834)	(313)	(1,730)	2,043	(1,834)

	27,763	692	4,587	(5,279)	27,763

Less cost of repurchased stock	(24,042)				(24,042)

Total stockholders’ equity attributable to Altria Group, Inc.	3,721	692	4,587	(5,279)	3,721

Noncontrolling interests			2		2

Total stockholders’ equity	3,721	692	4,589	(5,279)	3,723

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,055	$7,629	$25,944	$(18,748)	$35,880

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Nine Months Ended September 30, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$15,549	$1,993	$-	$17,542
Cost of sales		5,465	476		5,941
Excise taxes on products		4,631	187		4,818

Gross profit		5,453	1,330		6,783
Marketing, administration and research costs	243	1,608	355		2,206
Exit costs		86	213		299
Amortization of intangibles		8	8		16

Operating (expense) income	(243)	3,751	754		4,262
Interest and other debt expense (income), net	445	(3)	460		902
Earnings from equity investment in SABMiller	(442)				(442)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(246)	3,754	294		3,802
(Benefit) provision for income taxes	(256)	1,497	79		1,320
Equity earnings of subsidiaries	2,472			(2,472)

Net earnings	2,482	2,257	215	(2,472)	2,482
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$2,482	$2,257	$214	$(2,472)	$2,481

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Nine Months Ended September 30, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$14,233	$469	$-	$14,702
Cost of sales		6,209	76		6,285
Excise taxes on products		2,533	45		2,578

Gross profit		5,491	348		5,839
Marketing, administration and research costs	133	1,766	161		2,060
Exit costs	74	44	176		294
(Gain) loss on sale of corporate headquarters building	(407)		3		(404)
Amortization of intangibles			5		5

Operating income	200	3,681	3		3,884
Interest and other debt expense (income), net	147	(249)	129		27
Loss on early extinguishment of debt	386		7		393
Earnings from equity investment in SABMiller	(344)				(344)

Earnings (loss) from continuing operations before income taxes and equity earnings of subsidiaries	11	3,930	(133)		3,808
(Benefit) provision for income taxes	(38)	1,466	(31)		1,397
Equity earnings of subsidiaries	4,202			(4,202)

Earnings (loss) from continuing operations	4,251	2,464	(102)	(4,202)	2,411
Earnings from discontinued operations, net of income taxes			1,901		1,901

Net earnings	4,251	2,464	1,799	(4,202)	4,312
Net earnings attributable to noncontrolling interests			(61)		(61)

Net earnings attributable to Altria Group, Inc.	$4,251	$2,464	$1,738	$(4,202)	$4,251

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended September 30, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$5,626	$674	$-	$6,300
Cost of sales		1,862	171		2,033
Excise taxes on products		1,899	83		1,982

Gross profit		1,865	420		2,285
Marketing, administration and research costs	122	578	51		751
Exit costs		52	81		133
Amortization of intangibles		3	4		7

Operating (expense) income	(122)	1,232	284		1,394
Interest and other debt expense, net	128		151		279
Earnings from equity investment in SABMiller	(119)				(119)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(131)	1,232	133		1,234
(Benefit) provision for income taxes	(188)	540			352
Equity earnings of subsidiaries	825			(825)

Net earnings attributable to Altria Group, Inc.	$882	$692	$133	$(825)	$882

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended September 30, 2008

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$5,084	$154	$-	$5,238
Cost of sales		2,205	25		2,230
Excise taxes on products		883	14		897

Gross profit		1,996	115		2,111
Marketing, administration and research costs	44	639	80		763
Exit costs		15	2		17
Amortization of intangibles			2		2

Operating (expense) income	(44)	1,342	31		1,329
Interest and other debt expense (income), net	11	(12)	26		25
Earnings from equity investment in SABMiller	(54)				(54)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(1)	1,354	5		1,358
(Benefit) provision for income taxes	(16)	499	8		491
Equity earnings of subsidiaries	852			(852)

Net earnings (loss) attributable to Altria Group, Inc.	$867	$855	$(3)	$(852)	$867

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2009

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(187)	$2,249	$(55)	$-	$2,007

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(106)	(66)		(172)
Acquisition of UST LLC, net of acquired cash			(10,244)		(10,244)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(6,000)		6,000
Other		(5)	(42)		(47)
Financial services
Investment in finance assets			(9)		(9)
Proceeds from finance assets			767		767

Net cash used in investing activities	(6,000)	(111)	(3,594)		(9,705)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Net repayment of short-term borrowings			(205)		(205)
Long-term debt issued	4,221				4,221
Long-term debt repaid		(135)	(240)		(375)
Financial services
Long-term debt repaid			(500)		(500)

Dividends paid on Altria Group, Inc. common stock	(1,987)				(1,987)
Issuance of Altria Group, Inc. common stock	57				57
Financing fees and debt issuance costs	(132)				(132)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(5,907)	983	4,924
Cash dividends received from/(paid by) subsidiaries	3,011	(2,875)	(136)
Other	22	(111)	(178)		(267)

Net cash (used in) provided by financing activities	(715)	(2,138)	3,665		812

Cash and cash equivalents:
(Decrease) increase	(6,902)	-	16	-	(6,886)
Balance at beginning of period	7,910	1	5		7,916

Balance at end of period	$1,008	$1	$21	$-	$1,030

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

At September 30, 2009, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary, maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.3% economic and voting interest in SABMiller plc (“SABMiller”) at September 30, 2009. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists principally of cash received from the payment of dividends by its subsidiaries.

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

Beginning with the first quarter of 2009, Altria Group, Inc. revised its reportable segments to reflect the change in the way in which Altria Group, Inc.’s management reviews the business as a result of the acquisition of UST. At September 30, 2009, Altria Group, Inc.’s reportable segments were cigarettes, smokeless products, cigars, wine, and financial services.

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

During the first nine months of 2009, Altria Group, Inc. completed the acquisition of UST and substantially completed the integration of UST into Altria Group, Inc.’s family of companies. During the same period, Altria Group, Inc. issued $4.2 billion of long-term notes and completed all long-term financing related to the acquisition of UST. In addition, as it continues to reduce cigarette infrastructure ahead of volume declines, on July 29, 2009, PM USA ceased production at its Cabarrus, North Carolina cigarette manufacturing facility and completed the consolidation of manufacturing capacity into its Richmond, Virginia facility.

Consolidated Operating Results for the Nine Months Ended September 30, 2009 – The changes in Altria Group, Inc.’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations attributable to Altria Group, Inc. for the nine months ended September 30, 2009, from the nine months ended September 30, 2008, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the nine months ended September 30, 2008	$2,411	$1.15

2008 Exit, implementation and integration costs	223	0.10
2008 Gain on sale of corporate headquarters building	(263)	(0.12)
2008 Loss on early extinguishment of debt	256	0.12
2008 SABMiller special items	54	0.03
2008 Financing fees	3

Subtotal 2008 items	273	0.13

2009 Exit, implementation and integration costs	(279)	(0.14)
2009 UST acquisition-related costs	(126)	(0.06)
2009 SABMiller special items	16	0.01
2009 Tax items	31	0.01

Subtotal 2009 items	(358)	(0.18)

Fewer shares outstanding		0.01
Operations	155	0.08

For the nine months ended September 30, 2009	$2,481	$1.19

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Shares Outstanding – Fewer shares outstanding during the nine months ended September 30, 2009 compared with the prior year period were due primarily to shares repurchased by Altria Group, Inc. during the second quarter of 2008 under its share repurchase program, which was suspended in January 2009.

Operations – The increase of $155 million shown in the table above was due primarily to the following:

•	Acquisition of UST, which is reflected in the smokeless products and wine segments (see Note 2);

•	Higher income from cigarettes, financial services and cigars; and

•	Lower general corporate expenses;

partially offset by:

•	Higher interest and other debt expense, net, due to the issuance of senior unsecured long-term notes in November and December 2008, and February 2009 to finance the acquisition of UST.

Consolidated Operating Results for the Three Months Ended September 30, 2009 – The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended September 30, 2009, from the three months ended September 30, 2008, were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the three months ended September 30, 2008	$867	$0.42

2008 Exit, implementation and integration costs	27	0.01
2008 SABMiller special items	54	0.03
2008 Financing fees	3

Subtotal 2008 items	84	0.04

2009 Exit, implementation and integration costs	(117)	(0.06)
2009 UST acquisition-related costs	(5)
2009 SABMiller special items	(25)	(0.01)
2009 Tax items	31	0.01

Subtotal 2009 items	(116)	(0.06)

Operations	47	0.02

For the three months ended September 30, 2009	$882	$0.42

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations – The increase of $47 million shown in the table above was due primarily to the following:

•	Acquisition of UST, which is reflected in the smokeless products and wine segments (see Note 2);

•	Higher income from financial services, cigarettes and cigars;

•	Lower general corporate expenses; and

•	Higher equity earnings from SABMiller;

partially offset by:

•	Higher interest and other debt expense, net, due to the issuance of senior unsecured long-term notes in November and December 2008, and February 2009 to finance the acquisition of UST.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2009 Forecasted Results – In October 2009, Altria Group, Inc. narrowed its 2009 full-year guidance for reported diluted EPS from continuing operations to a range of $1.53 to $1.56. Altria Group, Inc. previously forecasted that its 2009 full-year guidance for reported diluted EPS from continuing operations would be in the range of $1.51 to $1.56. This revised forecast includes estimated net charges of $0.21 per share as detailed in the table below, as compared with 2008 full-year reported diluted EPS from continuing operations of $1.48, which includes $0.17 per share of net charges as detailed in the table below. Altria Group, Inc. narrowed its 2009 full-year guidance for adjusted diluted EPS from continuing operations, which exclude the net charges in the table below, to a growth rate of 5% to 7% over 2008 full-year adjusted diluted EPS from continuing operations. The 2009 forecast reflects higher tobacco excise taxes, investment spending on smokeless tobacco brands, ongoing cost reduction initiatives, increased pension expenses and no share repurchases. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Net Charges Included in Reported Diluted EPS from Continuing Operations

	2009	2008

Exit, integration and implementation costs	$0.17	$0.15
Gain on sale of corporate headquarters building		(0.12)
Loss on early extinguishment of debt		0.12
Tax items	(0.01)	(0.03)
UST acquisition-related costs	0.06	0.02
SABMiller special items	(0.01)	0.03

	$0.21	$0.17

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

Discussion and Analysis

Consolidated Operating Results

See pages 112-115 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Net revenues:
Cigarettes	$15,546	$14,233	$5,626	$5,084
Smokeless products	1,023		352
Cigars	386	290	153	98
Wine	271		102
Financial services	316	179	67	56

Net revenues	$17,542	$14,702	$6,300	$5,238

Excise taxes on products:
Cigarettes	$4,631	$2,533	$1,899	$883
Smokeless products	62		26
Cigars	114	45	54	14
Wine	11		3

Excise taxes on products	$4,818	$2,578	$1,982	$897

Operating income:
Operating companies income:
Cigarettes	$3,902	$3,746	$1,333	$1,369
Smokeless products	302		127
Cigars	139	128	49	37
Wine	22		12
Financial services	260	97	57	(7)
Amortization of intangibles	(16)	(5)	(7)	(2)
Gain on sale of corporate headquarters building		404
General corporate expenses	(138)	(236)	(35)	(66)
Reduction of Kraft Foods Inc. receivable	(88)		(88)
UST transaction costs	(60)
Corporate exit costs	(61)	(250)	(54)	(2)

Operating income	$4,262	$3,884	$1,394	$1,329

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

The following events that occurred during the nine and three months ended September 30, 2009 and 2008, affected the comparability of statement of earnings amounts.

•	Acquisition of UST – In January 2009, Altria Group, Inc. acquired UST, the results of which are reflected in the smokeless products and wine segments (see Note 2).

•	Exit, Implementation and Integration Costs – Pre-tax exit, implementation and integration costs consisted of the following (in millions):

	For the Nine Months Ended September 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$86	$94	$-	$180
Smokeless products	146		33	179
Cigars			7	7
Wine	3		3	6
Financial services	3			3
General corporate	61			61

Total	$299	$94	$43	$436

	For the Nine Months Ended September 30, 2008
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$44	$48	$-	$92
Cigars			12	12
General corporate	250			250

Total	$294	$48	$12	$354

	For the Three Months Ended September 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$52	$44	$-	$96
Smokeless products	23		5	28
Wine	1		1	2
Financial services	3			3
General corporate	54			54

Total	$133	$44	$6	$183

	For the Three Months Ended September 30, 2008
	Exit Costs	Implementation Costs	Integration Costs	Total
Cigarettes	$15	$16	$-	$31
Cigars			9	9
General corporate	2			2

Total	$17	$16	$9	$42

For further details on exit, implementation and integration costs, see Note 3. Exit, Implementation and Integration Costs to the condensed consolidated financial statements (“Note 3”).

Altria Group, Inc. continues to have company-wide cost management programs, which include the restructuring programs discussed in Note 3. For the nine and three months ended September 30, 2009, Altria Group, Inc. achieved $241 million and $76 million, respectively, in cost savings for a total cost savings of $881 million since January 1, 2007. Altria Group, Inc. expects to achieve approximately $619 million in additional cost savings by 2011, for total anticipated cost reductions of $1.5 billion versus 2006, as shown in the table below.

	Cost Reduction Initiatives
	Cost Savings Achieved
	For the Years Ended December 31, 2007 and 2008	For the Nine Months Ended September 30, 2009	Additional Cost Savings Expected by 2011	Total Cost Savings Expected
	(in millions)
Corporate expense and selling, general and administrative	$640	$241	$431	$1,312
Manufacturing optimization program			188	188

Total cost reduction initiatives	$640	$241	$619	$1,500

Altria Group, Inc. expects to generate an estimated $300 million in UST integration cost savings by 2011. These integration cost savings are included in the “Corporate expense and selling, general and administrative” line item above.

PM USA’s manufacturing optimization program, as discussed in Note 3, is expected to entail capital expenditures of approximately $230 million. Capital expenditures for the program of $64 million and $12 million were made during the nine months and three months ended September 30, 2009, respectively, for a total of $185 million since the inception of the program in 2007.

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

¡	Increased cost of sales as shown in the table below, relating to the fair value purchase accounting adjustment of UST’s inventory at the acquisition date that was sold during the periods:

	For the Nine Months Ended September 30, 2009	For the Three Months Ended September 30, 2009
	(in millions)
Smokeless products	$14	$1
Wine	15	5

Total	$29	$6

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

•

SABMiller Special Items – Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine months ended September 30, 2009 included gains on the issuance of 60 million shares of common stock by SABMiller in connection with its acquisition of the remaining noncontrolling interest in its Polish subsidiary, partially offset by intangible asset impairment charges and costs for SABMiller’s “business change programs.”

Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended September 30, 2009 included costs for the business change programs mentioned above. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine and three months ended September 30, 2008 included intangible asset impairment charges.

•

Income Taxes – The income tax rate of 34.7% and 28.5% for the nine months and three months ended September 30, 2009, respectively was impacted by lower state taxes and the reversal of tax reserves and associated interest resulting from the execution of a closing agreement with the Internal Revenue Service (“IRS”) discussed in Note 13. Income Taxes (“Note 13”) to the condensed consolidated financial statements. The income tax rate for the nine months ended September 30, 2009 was further impacted by certain costs incurred in the first quarter of 2009 related to the acquisition of UST that are not deductible for tax purposes.

The benefit from the execution of the closing agreement with the IRS was offset by a reduction in a corresponding receivable from Kraft Foods Inc. (“Kraft”), included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statement of earnings. As a result, there was no impact on Altria Group, Inc.’s net earnings.

•

Sales to PMI – Subsequent to the PMI spin-off, during the nine months and three months ended September 30, 2008, PM USA recorded net revenues of $207 million and $97 million, respectively, from contract volume manufactured for PMI under an agreement that terminated in the fourth quarter of 2008. For periods prior to the PMI spin-off, PM USA did not record contract volume manufactured for PMI in net revenues, but recorded the related profit, which was immaterial, for the nine months ended September 30, 2008, in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statement of earnings. These amounts are reflected in the cigarettes segment.

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

•

PMCC Allowance for Losses – During the second quarter of 2009, PMCC increased its allowance for losses by $15 million as a result of assessing its portfolio, including its exposure to Motors Liquidation Company, formerly known as General Motors Corporation (“GM”). PMCC increased its allowance for losses by $50 million, during the third quarter of 2008, as a result of credit rating downgrades of certain lessees and financial market conditions.

Consolidated Results of Operations for the Nine Months Ended September 30, 2009

The following discussion compares consolidated operating results for the nine months ended September 30, 2009, with the nine months ended September 30, 2008.

Net revenues, which include excise taxes billed to customers, increased $2,840 million (19.3%), due primarily to higher revenues from the cigarettes, financial services and cigars segments, and the acquisition of UST. Cigarettes and cigars revenues increased, reflecting higher pricing related primarily to the federal excise tax (“FET”) increase, partially offset by lower volume. In addition, 2008 net revenues included contract volume manufactured for PMI under an agreement that terminated in the fourth quarter of 2008.

Excise taxes on products increased $2,240 million (86.9%), due primarily to the impact of the April 1, 2009 FET increase and the acquisition of UST, partially offset by lower volume in the cigarettes segment.

Cost of sales decreased $344 million (5.5%), due primarily to lower cigarettes volume and the termination of contract volume manufactured for PMI, partially offset by the acquisition of UST and higher direct material and manufacturing costs.

Marketing, administration and research costs increased $146 million (7.1%), due primarily to the acquisition of UST (including transaction and integration costs) and the reduction of a Kraft receivable as discussed in Note 13, partially offset by lower marketing, administration and research costs in the cigarettes segment and lower general corporate expenses, which reflect the cost reduction initiatives discussed above.

Operating income increased $378 million (9.7%), due primarily to higher operating results from the cigarettes, financial services and cigars segments, operating results from UST in 2009, lower corporate exit costs and lower general corporate expenses, partially offset by the 2008 gain on the sale of the corporate headquarters building, UST acquisition-related transaction costs and the reduction of a Kraft receivable.

Interest and other debt expense, net, increased $875 million (100+%), due primarily to the issuance of senior unsecured long-term notes in November and December 2008, and February 2009 to finance the UST acquisition.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $98 million (28.5%), due primarily to gains resulting from the issuances of common stock by SABMiller, partially offset by higher intangible asset impairment charges and costs for the previously mentioned business change programs in 2009.

Altria Group, Inc.’s income tax rate decreased 2.0 percentage points to 34.7%, due to lower state taxes and the reversal of tax reserves and associated interest resulting from the execution of a closing agreement with the IRS resolving certain Kraft tax matters arising out of the 2000 to 2003 IRS audit of Altria Group, Inc., partially offset by certain costs incurred in the first quarter of 2009 related to the acquisition of UST that are not deductible for tax purposes.

Earnings from continuing operations of $2,482 million increased $71 million (2.9%), due primarily to higher operating income, the 2008 loss on early extinguishment of debt, higher earnings from Altria Group, Inc.’s equity investment in SABMiller and lower income taxes, partially offset by higher interest expense. Diluted and basic EPS from continuing operations of $1.19 and $1.20, respectively, increased by 3.5% and 3.4%, respectively.

Earnings from discontinued operations decreased $1,901 million, reflecting the spin-off of PMI in the first quarter of 2008.

Net earnings attributable to Altria Group, Inc. of $2,481 million decreased $1,770 million (41.6%). Diluted and basic EPS from net earnings attributable to Altria Group, Inc. of $1.19 and $1.20, respectively, decreased by 41.4% and 41.2%, respectively. These decreases reflect the spin-off of PMI in the first quarter of 2008.

Consolidated Results of Operations for the Three Months Ended September 30, 2009

The following discussion compares consolidated operating results for the three months ended September 30, 2009, with the three months ended September 30, 2008.

Net revenues, which include excise taxes billed to customers, increased $1,062 million (20.3%), due primarily to higher revenues from the cigarettes, cigars and financial services segments, and the acquisition of UST. Cigarettes and cigars revenues increased, reflecting higher pricing related primarily to the FET increase, partially offset by lower cigarettes volume. In addition, 2008 net revenues included revenues from contract volume manufactured for PMI under an agreement that terminated in the fourth quarter of 2008.

Excise taxes on products increased $1,085 million (100+%), due primarily to the impact of the April 1, 2009 FET increase and the acquisition of UST, partially offset by lower volume in the cigarettes segment.

Cost of sales decreased $197 million (8.8%), due primarily to lower cigarettes volume and the termination of contract volume manufactured for PMI, partially offset by the acquisition of UST.

Marketing, administration and research costs decreased $12 million (1.6%), due primarily to lower marketing, administration and research costs in the cigarettes segment and lower general corporate expenses, partially offset by the acquisition of UST (including integration costs) and the reduction of a Kraft receivable as discussed in Note 13. The lower costs reflect the cost reduction initiatives discussed above.

Operating income increased $65 million (4.9%), due primarily to operating results from UST in 2009, higher operating results from the financial services and cigars segments, and lower general corporate expenses, partially offset by the reduction of a Kraft receivable, higher corporate exit costs and lower operating results from cigarettes.

Interest and other debt expense, net, increased $254 million (100+%), due primarily to the issuance of senior unsecured long-term notes in November and December 2008, and February 2009 to finance the UST acquisition.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $65 million (100+%), due primarily to pre-tax intangible asset impairment charges during the three months ended September 30, 2008, partially offset by costs for the previously mentioned business change programs in 2009.

Altria Group, Inc.’s income tax rate decreased 7.7 percentage points to 28.5%, due to lower state taxes and the reversal of tax reserves and associated interest resulting from the execution of a closing agreement with the IRS resolving certain Kraft tax matters arising out of the 2000 to 2003 IRS audit of Altria Group, Inc.

Net earnings attributable to Altria Group, Inc. of $882 million increased $15 million (1.7%), due primarily to higher operating income, higher earnings from Altria Group, Inc.’s equity investment in SABMiller and lower income taxes, partially offset by higher interest expense. Diluted EPS from net earnings attributable to Altria Group, Inc. of $0.42 remained unchanged. Basic EPS from net earnings attributable to Altria Group, Inc. of $0.43 increased by 2.4%.

Operating Results by Business Segment

Tobacco Space

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Tobacco Use

The United States tobacco industry faces a number of challenges that may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, which are discussed below and in Cautionary Factors That May Affect Future Results, include:

•	pending and threatened litigation and bonding requirements as discussed in Note 14. Contingencies to the condensed consolidated financial statements (“Note 14”);

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

•	actual and proposed excise tax increases as well as changes in tax structures and tax stamping requirements;

•

restrictions imposed by the Family Smoking Prevention and Tobacco Control Act enacted in June 2009, and restrictions that may be imposed by the United States Food and Drug Administration (“FDA”) under this legislation and other actual and proposed restrictions affecting tobacco product manufacturing, design, packaging, marketing, advertising and sales;

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

In April 2009, the FET on cigarettes increased from 39 cents per pack to approximately $1.01 per pack; on snuff from 58.5 cents per pound to $1.51 per pound; and on large cigars from 20.72% of the manufacturer’s price (capped at 4.875 cents per cigar) to 52.75% of the manufacturer’s price (capped at 40.26 cents per cigar). The legislation enacting this FET increase included a floor stock tax provision on tobacco products other than large cigars.

State and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, between the end of 1998 and the end of 2008, the weighted year-end average state and certain local cigarette excise taxes increased from $0.36 to $1.12 per pack. The estimated weighted average cigarette state excise tax as of September 30, 2009, was $1.24 per pack. As of October 26, 2009, fourteen states, Washington, D.C. and Puerto Rico have enacted cigarette excise tax increases in 2009, which, when implemented, will increase the weighted average state excise tax to $1.26 per pack. State and local excise taxes on smokeless tobacco products and cigars have likewise increased over the past years.

Tax increases are expected to continue to have an adverse impact on sales of tobacco products by our tobacco subsidiaries, due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

A majority of states currently tax moist smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on moist smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax results in cans of equal weight paying the same tax. As of October 26, 2009, eighteen states and Washington, D.C. have adopted a weight-based tax methodology for moist smokeless tobacco.

FDA Regulation: In June 2009, the President signed into law legislation that provides the FDA with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products and disclosures of related information. The law also grants the FDA authority to extend the application of this law, by regulation, to other tobacco products, including cigars. Among other measures, this law:

•	provides the FDA with authority to regulate nicotine yields and to reduce or eliminate harmful smoke constituents or harmful ingredients or other components of tobacco products;

•	bans descriptors such as “light” and “low tar,” unless expressly authorized by the FDA;

•	requires extensive ingredient disclosure to the FDA and may require more limited public ingredient disclosure;

•	requires FDA authorization of any express or implied claims that a tobacco product is or may be less harmful than other tobacco products;

•	prohibits cigarettes with characterizing flavors other than menthol and tobacco (PM USA currently does not manufacture or market cigarettes with a characterizing flavor other than menthol or tobacco; the law requires an FDA scientific advisory committee to study the impact of the use of menthol in cigarettes on the public health);

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

This law imposes on manufacturers reporting obligations relating to knowledge of suspected contraband activity and also grants the FDA the authority to impose certain other recordkeeping and reporting obligations to address counterfeit and contraband tobacco products.

The law imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a formula set out in the legislation, and then among manufacturers within each respective class based on their relative market share. The anticipated impact of the user fee on Altria Group, Inc. is discussed in Debt and Liquidity. In addition, compliance with the law’s regulatory requirements will result in additional costs for our tobacco businesses. The amount of those additional compliance and related costs is unknown and depends substantially on the nature of the requirements imposed by the FDA under the new statute. Those compliance and other related costs, however, could be substantial.

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

Since enactment, several lawsuits have been filed challenging various provisions of the law, including its constitutionality and the scope of FDA’s authority thereunder. Altria Group, Inc. and its tobacco subsidiaries and affiliates are not parties to any of these lawsuits. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA’s authority to regulate tobacco products.

Regulations imposed by the FDA could adversely impact the business and sales volume of Altria Group, Inc.’s tobacco businesses in a number of different ways. For example, FDA’s regulatory actions could impact the consumer acceptability of tobacco products, delay or prevent the launch of new or modified tobacco products, limit consumer choices, restrict communications to adult consumers, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing requirements, or otherwise significantly increase the cost of doing business.

FDA regulation, including the failure to comply with FDA regulatory requirements, even by inadvertence, could have a material adverse effect on the business, financial condition and results of operation of Altria Group, Inc. and its subsidiaries.

The World Health Organization’s (“WHO’s”) Framework Convention on Tobacco Control (the “FCTC”): The FCTC entered into force in February 2005. As of October 26, 2009, 167 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

State and Local Laws Addressing Certain Characterizing Flavors: In a number of states and localities, legislation has been enacted or proposed that prohibits or would prohibit the sale of certain tobacco products with certain characterizing flavors. The legislation varies in terms of the type of tobacco products subject to prohibition, the conditions under which the sale of such products is or would be prohibited, and exceptions to the prohibitions. To date, Maine and New Jersey are the only states in which such a prohibition has been enacted. The provisions of the Maine law, which affect cigarette and cigar products, took effect in July 2009, and covered products may be granted exemptions under that state’s law. The New Jersey law became effective in January 2009; it prohibits the sale or marketing of cigarettes with characterizing flavors other than tobacco, menthol and clove. PM USA does not currently manufacture or market cigarettes with a characterizing flavor other than menthol or tobacco, which are permitted under the Maine and New Jersey laws (as well as the FDA legislation referenced above). Middleton submitted filings for certain brand styles in Maine stating that those brand styles are not subject to the state’s prohibition, and the Attorney General of Maine has confirmed that none of those brand styles is subject to the prohibition.

On October 14, 2009, the New York City Council passed legislation prohibiting the retail sale in New York City of tobacco products with characterizing flavors other than tobacco, menthol, wintergreen or mint. The mayor is expected to sign the legislation, which would then become effective 120 days after signature. USSTC and JMC are assessing the impact of this legislation on their businesses.

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

In addition, the WHO has concluded that these standardized measurements are “seriously flawed” and that measurements based upon the current standardized methodology “are misleading and should not be displayed.” The International Organization for Standardization (“ISO”) established a working group, chaired by the WHO, to propose a new measurement method that would more accurately reflect human smoking behavior. PM USA has supported the concept of supplementing the ISO test method with a more intensive method, which PM USA believes would better illustrate the wide variability in the delivery of tar, nicotine and carbon monoxide, depending on how an individual smokes a cigarette. The working group issued a final report proposing two alternative measurement methods. One of the methods was approved by ISO, and a working group has been established to develop and implement the method as an ISO standard.

In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly challenged the use of cigarette descriptors — such as “light,” “mild,” and “low tar” — that are based in part on measurements produced by those methods. For example, as noted above, the FDA law bans descriptors such as “light” and “low tar” (unless expressly authorized by the FDA). In addition, as discussed in Note 14, in May 2009, the United States Court of Appeals for the District of Columbia Circuit largely affirmed the judgment of a federal trial court in favor of the United States government in its lawsuit against various cigarette manufacturers and others, including PM USA and Altria Group, Inc., including that portion of the judgment that enjoined the defendants from using brand descriptors such as “lights,” “ultra lights” and “low tar” (except to the extent such injunction applied extraterritorially).

Tobacco Quota Buy-Out: In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. For a discussion of the impact of FETRA payments on Altria Group, Inc., see Debt and Liquidity. For a discussion of the NTGST, see Note 14. Manufacturers and importers of tobacco products were also obligated to cover any losses (up to $500 million) that the government incurred on the disposition of the tobacco pool stock accumulated under the previous tobacco price support program, which disposition is complete. PM USA, Middleton and UST’s subsidiary, U.S. Smokeless Tobacco Company (“USSTC”), are subject to the requirements of FETRA. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2009 and beyond.

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

Reports with respect to the health effects of cigarette smoking have been publicized for many years, including in a June 2006 United States Surgeon General report on ETS entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Many jurisdictions within the United States have restricted smoking in public places. The pace and scope of public smoking bans have increased significantly. Some public health groups have called for, and various jurisdictions have adopted or proposed, bans on smoking in outdoor places, in private apartments and in cars with minors in them. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure.

Reduced Cigarette Ignition Propensity Legislation: Legislation or regulation requiring cigarettes to meet reduced ignition propensity standards (first adopted by New York state in 2004) has been adopted in all states except Wyoming. Once implemented, these ignition propensity standards will cover nearly all of PM USA cigarette volume. PM USA has converted substantially all cigarette production to cigarettes meeting reduced ignition propensity standards and plans to complete such conversion by the end of 2009.

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

State Settlement Agreements: As discussed in Note 14, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims (collectively, the “State Settlement Agreements”). These settlements require participating manufacturers to make substantial annual payments. For a discussion of the impact of these payments on Altria Group, Inc., see Debt and Liquidity. The settlements also place numerous restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement, and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented in the United States that might materially adversely affect the business and volume of our tobacco subsidiaries and our consolidated results of operations and cash flows.

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

Operating Results – Nine Months Ended September 30, 2009

The following discussion compares tobacco space operating results for the nine months ended September 30, 2009, with the nine months ended September 30, 2008.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2009	2008	2009	2008
	(in millions)
Cigarettes	$15,546	$14,233	$3,902	$3,746
Smokeless products	1,023		302
Cigars	386	290	139	128

Total tobacco space	$16,955	$14,523	$4,343	$3,874

Cigarettes segment. Net revenues, which include excise taxes billed to customers, increased $1,313 million (9.2%), reflecting higher pricing related primarily to the FET increase ($3,661 million), partially offset by lower volume ($2,338 million). Net revenues for the nine months ended September 30, 2008 included contract volume manufactured for PMI of $207 million.

Operating companies income increased $156 million (4.2%), due primarily to higher list prices ($1,217 million), lower marketing, administration and research costs ($230 million) and lower promotional allowances ($186 million), partially offset by lower volume ($1,236 million), higher direct material and manufacturing costs ($129 million), higher exit and implementation costs ($88 million) primarily related to the closure of the Cabarrus, North Carolina cigarette manufacturing facility, and FDA user fees ($11 million).

For the first nine months of 2009, PM USA’s domestic cigarette shipment volume of 112.5 billion units was 12.5% lower than the prior-year period, but was estimated to be down about 10% when adjusted for changes in trade inventories and calendar differences. Total cigarette industry volume was down an estimated 8% in the first nine months of 2009 when adjusted for trade inventory changes and calendar differences. The difference in PM USA’s volume decline rate versus the total cigarette industry for the first nine months of 2009 is due primarily to volume lost during the period of FET-related price gap dislocation, higher trade inventory declines on PM USA’s brands, as well as share losses on its portfolio brands. In the premium segment, PM USA’s shipment volume decreased 12.1%. Marlboro shipment volume decreased 11.8 billion units (11.0%) to 95.6 billion units. In the discount segment, PM USA’s shipment volume decreased 17.7%. Basic shipment volume decreased 2.1 billion units (22.4%) to 7.2 billion units.

The following table summarizes cigarettes segment volume performance by brand, which includes units sold, as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military, Philip Morris Duty Free Inc. and 2008 contract manufacturing for PMI, for the nine months ended September 30, 2009 and 2008:

	Shipment Volume For the Nine Months Ended September 30,
	2009	2008
	(in billion units)
Marlboro	95.6	107.4
Parliament	3.0	4.1
Virginia Slims	4.0	4.7
Basic	7.2	9.3
Other	2.7	3.1

Total cigarettes	112.5	128.6

For the first nine months of 2009, Marlboro’s retail share increased 0.1 share point versus the year-ago period to 41.9%.

Effective in the first quarter of 2009, cigarettes segment retail share performance is based on data from the Information Resources, Inc. (“IRI”)/Capstone Integrated Retail Panel, which is a tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. This panel was not designed to capture sales through other channels, including the Internet and direct mail. This service was developed to provide a comprehensive measure of market share in retail outlets selling cigarettes similar to the previous service. Market share data for 2008 have been restated to reflect this tracking service. The following table summarizes cigarettes segment retail share performance based on the retail tracking service:

	Retail Share For the Nine Months Ended September 30,
	2009	2008
Marlboro	41.9%	41.8%
Parliament	1.6	1.9
Virginia Slims	1.8	2.0
Basic	3.5	3.9
Other	1.3	1.3

Total cigarettes	50.1%	50.9%

Effective October 28, 2009, PM USA increased the list price on Marlboro, Basic and L&M by $0.06 per pack. In addition, PM USA increased the list price on all of its other brands by $0.08 per pack.

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

Smokeless products segment. Altria Group, Inc. acquired UST and its smokeless tobacco business, USSTC, on January 6, 2009. As a result, USSTC’s financial results from January 6 through September 30, 2009 are included in Altria Group, Inc.’s 2009 year-to-date consolidated and segment results. In addition, the smokeless products segment includes PM USA’s smokeless products.

Net revenues, which include excise taxes billed to customers, were $1,023 million. Operating companies income was $302 million. Results were negatively impacted by costs related primarily to the acquisition of UST, consisting of employee separation costs ($146 million), integration costs ($33 million) and inventory adjustments ($14 million), as well as costs associated with PM USA’s smokeless products, and actions taken to enhance the value equation on USSTC’s moist smokeless tobacco (“MST”) brands. In February 2009, a special price promotion was implemented in the southeast region to address Copenhagen’s and Skoal’s value equation. In March 2009, USSTC announced a national wholesale incentive program that lowered the list price of some of USSTC’s brands, including Copenhagen and Skoal, by $0.62 per can, effective March 29, 2009.

In the first-half of 2009, USSTC measured the smokeless products segment marketplace performance in terms of its share of the MST category. Effective in the third quarter of 2009, management of USSTC and PM USA changed the measurement of the volume and market share of the smokeless products segment to include MST and spit-less tobacco products. Management believes this new definition of the category provides a more comprehensive measure of Altria Group, Inc.’s smokeless products segment marketplace performance. Smokeless products’ volume and retail shares have been restated to reflect this new measurement.

The smokeless products segment domestic shipment volume for the period January 6 through September 30, 2009 was 466.4 million units (measured in cans and packs). Including the volume of 10.9 million cans shipped from January 1 through January 5, 2009, which was prior to the acquisition of UST, total volume for the full nine months ended September 30, 2009 was 477.3 million units (measured in cans and packs). The smokeless products segment domestic shipment volume for the first nine months of 2009 declined 4.3%, versus the prior-year period, but was estimated to be down 2% when adjusted for trade inventory changes, the timing of returns from retail and the discontinuation by USSTC of multi-pack deals and its Rooster brand. Management believes that the estimated long-term growth rate for smokeless products industry volume remained at 7%.

The following table summarizes smokeless products segment volume performance by brand (full nine month results), which includes cans and packs sold, as well as promotional units, and excludes international volume. Other includes Marlboro snus, a PM USA smokeless product. One pack of snus is equivalent to a can of MST:

	Shipment Volume For the Nine Months Ended September 30,
	2009	2008
	(cans and packs in millions)
Copenhagen	202.7	209.2
Skoal	198.7	205.4
Red Seal/Other	75.9	84.2

Total Smokeless Products	477.3	498.8

Cigars segment. Net revenues, which include excise taxes billed to customers, increased $96 million (33.1%), reflecting higher pricing related primarily to the FET increase ($105 million), partially offset by lower volume ($9 million).

Operating companies income increased $11 million (8.6%), due primarily to higher pricing ($35 million) and lower integration costs ($5 million), partially offset by higher manufacturing costs ($11 million), lower volume ($10 million) and higher marketing, administration and research costs ($8 million).

For the first nine months of 2009, Middleton’s cigar shipment volume declined 3.9% versus the prior-year period to 956 million units. Volume results for the nine-month period were estimated to be relatively stable when adjusted for changes in trade inventories and Middleton’s migration to the Altria Sales & Distribution system, as well as the timing of promotional shipments. Middleton believes that the long-term growth rate for machine-made large cigars industry volume remained 3%; however, the industry growth rate has slowed after the FET increase.

The following table summarizes volume for cigars:

	Shipment Volume For the Nine Months Ended September 30,
	2009	2008
	(units in millions)
Black & Mild	932	965
Other	24	31

Total cigars	956	996

Middleton achieved a 30.3% retail share of the machine-made large cigars segment for the first nine months of 2009, up 1.3 share points versus the prior-year period. Black & Mild’s retail share increased 1.3 share points versus the prior-year period to 29.7% of the machine-made large cigar segment. Effective with the first quarter of 2009, cigar retail share performance is based on data from IRI, InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks machine-made large cigars market share performance. This service was developed to provide a representation of retail business performance in key trade channels. Market share data for 2008 have been restated to reflect this service. It is IRI’s standard practice to periodically refresh their InfoScan syndicated services, which may cause the restatement of retail share results that were previously released.

The following table summarizes retail share performance for cigars:

	Retail Share For the Nine Months Ended September 30,
	2009	2008
Black & Mild	29.7%	28.4%
Other	0.6	0.6

Total cigars	30.3%	29.0%

During the nine months ended September 30, 2009, Middleton executed the following pricing actions:

•	Effective March 4, 2009, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.40 per five-pack;

•	Effective February 11, 2009, Middleton increased the list price on all of its brands by approximately $0.20 per five-pack; and

•	Effective January 28, 2009, Middleton increased the list price on substantially all of its brands by $0.08 per five-pack.

Operating Results – Three Months Ended September 30, 2009

The following discussion compares tobacco space operating results for the three months ended September 30, 2009, with the three months ended September 30, 2008.

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2009	2008	2009	2008
	(in millions)
Cigarettes	$5,626	$5,084	$1,333	$1,369
Smokeless products	352		127
Cigars	153	98	49	37

Total tobacco space	$6,131	$5,182	$1,509	$1,406

Cigarettes segment. Net revenues, which include excise taxes billed to customers, increased $542 million (10.7%), due primarily to higher pricing related primarily to the FET increase ($1,636 million), partially offset by lower volume ($1,088 million). Net revenues for the three months ended September 30, 2008 included contract volume manufactured for PMI of $97 million.

Operating companies income decreased $36 million (2.6%), due primarily to lower volume ($579 million), higher exit and implementation costs ($65 million) primarily related to the previously announced closure of the Cabarrus, North Carolina cigarette manufacturing facility and FDA user fees ($10 million), partially offset by higher list prices ($330 million), lower promotional allowances ($147 million) and lower marketing, administration and research costs ($129 million).

PM USA’s cigarette shipment volume in the third quarter of 2009 was negatively impacted by the FET increase, which occurred earlier this year, a decline in trade inventories, as well as changes to PM USA’s pricing and promotional strategies on its portfolio brands. PM USA’s third quarter of 2009 domestic cigarette shipment volume of 37.5 billion units was 16.4% lower than the prior-year period, but was estimated to be down about 12% when adjusted for changes in trade inventories.

Total cigarette industry volume was down an estimated 10% in the third quarter of 2009 versus the comparable year-ago period, when adjusted for trade inventory changes. In the third quarter of 2008 the trade increased cigarette inventories, while in the third quarter of 2009 the trade substantially reduced inventory levels. The difference in PM USA’s volume decline rate versus the total cigarette industry in the third quarter of 2009 was due primarily to higher trade inventory declines on PM USA’s brands as well as share losses on its portfolio brands.

In the premium segment, PM USA’s shipment volume decreased 15.9%. Marlboro shipment volume decreased 5.6 billion units (15.0%) to 31.9 billion units. Marlboro’s cigarette shipment volume was estimated to be down about 10% when adjusted for trade inventory changes, which disproportionally impacted the brand. In the discount segment, PM USA’s shipment volume decreased 22.3%. Basic shipment volume decreased 0.9 billion units (28.5%) to 2.3 billion units.

The following table summarizes cigarettes segment volume performance by brand, which includes units sold, as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military, Philip Morris Duty Free Inc. and 2008 contract manufacturing for PMI, for the three months ended September 30, 2009 and 2008:

	Shipment Volume For the Three Months Ended September 30,
	2009	2008
	(in billion units)
Marlboro	31.9	37.5
Parliament	1.0	1.5
Virginia Slims	1.3	1.6
Basic	2.3	3.2
Other	1.0	1.1

Total cigarettes	37.5	44.9

For the third quarter of 2009, Marlboro’s retail share increased 0.1 share point versus the year-ago period to 41.9%. Marlboro gained 0.7 share points sequentially versus the second quarter of 2009 with balanced retail share growth of 0.4 share points on Marlboro non-menthol and 0.3 share points on Marlboro Menthol.

The following table summarizes cigarettes segment retail share performance based on data from the IRI/Capstone Integrated Retail Panel that PM USA began using in the first quarter of 2009. Market share data for 2008 have been restated to reflect this service:

	Retail Share For the Three Months Ended September 30,
	2009	2008
Marlboro	41.9%	41.8%
Parliament	1.5	1.8
Virginia Slims	1.8	1.9
Basic	3.2	3.8
Other	1.3	1.3

Total cigarettes	49.7%	50.6%

Smokeless products segment. Net revenues, which include excise taxes billed to customers, were $352 million. Operating companies income was $127 million. Results were negatively impacted by costs related primarily to the acquisition of UST, consisting of employee separation costs ($23 million), integration costs ($5 million) and inventory adjustments ($1 million), and actions taken to enhance the value equation on USSTC’s brands.

Utilizing the new measurement for volume of the smokeless products segment described above, the smokeless products segment domestic shipment volume for the third quarter of 2009 declined 4.5% versus the prior-year period, but was estimated to be essentially flat when adjusted for trade inventory changes, the timing of returns from retail and the discontinuation by USSTC of multi-pack deals and its Rooster brand.

The following table summarizes smokeless products segment volume performance by brand, which includes cans and packs sold, as well as promotional units, and excludes international volume. Other includes Marlboro snus, a PM USA smokeless product. One pack of snus is equivalent to a can of MST:

	Shipment Volume For the Three Months Ended September 30,
	2009	2008
	(cans and packs in millions)
Copenhagen	67.8	69.0
Skoal	66.9	68.2
Red Seal/Other	23.3	28.2

Total Smokeless Products	158.0	165.4

Utilizing the new measurement for retail market share described above, the smokeless products segment premium retail share in the third quarter of 2009 has stabilized and was unchanged versus the second quarter of 2009. Copenhagen’s retail share gained 0.3 share points versus the second quarter of 2009 as the brand benefited from USSTC’s actions to enhance its value equation. Skoal’s retail share declined 0.3 share points versus the second quarter of 2009. Skoal’s retail share appears to have stabilized during the third quarter of 2009 as it maintained a share of approximately 23.6% during the July through September period. Overall, the smokeless products segment retail share in the third quarter of 2009 was down 0.4 share points versus the second quarter of 2009 to 54.0%, due primarily to share losses in USSTC’s discount brand portfolio.

The following table summarizes the smokeless products segment sequential retail share performance (full quarterly results and excluding international volume), based on data from IRI, InfoScan Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks smokeless products market share performance. Smokeless products are defined as MST and spit-less tobacco products. One pack of snus or other spit-less tobacco product is equivalent to a can of MST for share measurement purposes. It is IRI’s standard practice to periodically refresh their InfoScan syndicated services, which may cause the restatement of retail share results that were previously released.

	Retail Share for the Three Months Ended
	September 30, 2009	June 30, 2009	March 31, 2009
Copenhagen	23.3%	23.0%	23.8%
Skoal	23.6	23.9	24.1
Red Seal/Other	7.1	7.5	8.5

Total Smokeless Products	54.0%	54.4%	56.4%

Based on the previous MST-only market share measurement, USSTC’s premium share of MST in the third quarter of 2009 was unchanged versus the second quarter of 2009 at 48.4%. Copenhagen’s MST retail share increased 0.2 share points to 24.0% and Skoal’s MST retail share declined 0.2 share points to 24.4%. USSTC’s MST retail share in the third quarter of 2009 declined 0.3 share points to 55.6% versus the second quarter of 2009.

Cigars segment. Net revenues, which include excise taxes billed to customers, increased $55 million (56.1%), reflecting higher pricing related primarily to the FET increase ($50 million) and higher volume ($5 million).

Operating companies income increased $12 million (32.4%), due primarily to higher pricing ($12 million), integration costs in the third quarter of 2008 ($9 million) and higher volume, partially offset by higher manufacturing costs ($13 million).

Middleton’s third-quarter cigar volume increased 3.9% versus the prior-year period to 341 million units. Volume results for the three-month period were estimated to be relatively stable when adjusted for changes in trade inventories and Middleton’s migration to the Altria Sales & Distribution system, as well as the timing of promotional shipments.

The following table summarizes volume for cigars:

	Shipment Volume For the Three Months Ended September 30,
	2009	2008
	(units in millions)
Black & Mild	333	318
Other	8	11

Total cigars	341	329

Middleton achieved a 31.4% retail share of the machine-made large cigars segment in the third quarter of 2009, up 0.6 share points versus the prior-year period. Black & Mild’s third-quarter retail share increased 0.7 share points versus the prior-year period to 30.9%, due primarily to new product introductions. Middleton launched Black & Mild Wood Tip and Black & Mild Wood Tip Wine earlier this year. Cigar retail share performance is based on data from the IRI, InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes that Altria Group, Inc. began using in the first quarter of 2009. Market share data for 2008 have been restated to reflect this service.

The following table summarizes retail share performance for cigars:

	Retail Share For the Three Months Ended September 30,
	2009	2008
Black & Mild	30.9%	30.2%
Other	0.5	0.6

Total cigars	31.4%	30.8%

Wine segment

Business Environment

Ste. Michelle has a leadership position in Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions. As discussed in Note 14, Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. Ste. Michelle also distributes Antinori wines and Champagne Nicolas Feuillatte in the United States. A key element of Ste. Michelle’s strategy is expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers.

Ste. Michelle’s business is subject to significant competition, including competition from many larger, well-established domestic and international companies, as well as from many smaller wine producers. Wine segment competition is primarily based on quality, price, consumer and trade wine tastings, competitive wine judging, third-party acclaim and advertising.

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

Operating Results

Altria Group, Inc. acquired UST and its premium wine business, Ste. Michelle, on January 6, 2009. As a result, Ste. Michelle’s financial results from January 6 through September 30, 2009 are included in Altria Group, Inc.’s consolidated and segment results for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, net revenues for the wine segment were $271 million. Operating companies income was $22 million, which included pre-tax charges of $21 million related to the UST acquisition, consisting of inventory adjustments, exit and integration costs. For the three months ended September 30, 2009, net revenues for the wine segment were $102 million. Operating companies income was $12 million, which included pre-tax charges of $7 million related to the UST acquisition, consisting of inventory adjustments, exit and integration costs.

For the nine months ended September 30, 2009, Ste. Michelle’s wine shipment volume of 4.1 million cases was 2.0% lower than the prior-year period. Several factors negatively impacted Ste. Michelle shipment volume in the first nine months of 2009. Ste. Michelle suspended shipments during the first week of January 2009 to take inventory prior to the closing of the UST acquisition. In addition, wholesalers purchased wine in advance of this suspension, and also further depleted their Ste. Michelle inventories in the first half of 2009. Ste. Michelle’s wine shipment volume of 1.5 million cases for the three months ended September 30, 2009 was 2.0% higher than the prior-year period, due primarily to higher off-premise channel sales, which includes supermarkets and liquor stores.

The following tables summarize Ste. Michelle’s domestic case volume performance by brand:

	Shipment Volume For the Nine Months Ended September 30,		Shipment Volume For the Three Months Ended September 30,
	2009	2008	2009	2008
	(cases in thousands)
Chateau Ste. Michelle	1,376	1,302	501	462
Columbia Crest	1,379	1,510	493	529
Other	1,333	1,361	477	450

Total wine	4,088	4,173	1,471	1,441

Ste. Michelle’s retail volume, as measured by Nielsen Total Wine Database – U.S. Food & Drug (“Nielsen”), increased 11% and 9%, for the nine and three months ended September 30, 2009, respectively, versus the prior-year periods. The total wine industry’s retail volume for both the nine and three-month periods, as measured by Nielsen, increased 2% versus the prior-year periods.

Financial services segment

Business Environment

In 2003, PMCC shifted its strategic focus and is no longer making new investments but is instead focused on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the nine months and three months ended September 30, 2009, PMCC received proceeds of $767 million and $214 million, respectively, and recorded gains of $247 million and $45 million, respectively, in operating companies income from asset sales. During the nine months and three months ended September 30, 2008, PMCC received proceeds of $389 million and $241 million, respectively, and recorded gains of $78 million and $24 million, respectively, in operating companies income from asset sales.

PMCC leases various types of automotive manufacturing equipment to GM under a number of lease arrangements which expire from 2012 through 2023. GM is currently operating under bankruptcy protection. Since GM’s bankruptcy filing, PMCC has not recorded income on the GM leases. In the third quarter 2009, GM rejected one of the leases, which resulted in a $49 million write-off against PMCC’s allowance for losses. The remaining GM leases represent approximately 3% of PMCC’s portfolio of finance assets as of September 30, 2009. Should other lease rejections or foreclosures occur, they would result in the write-off of the finance asset balance against PMCC’s allowance for losses. A foreclosure would also result in an acceleration of deferred tax payments on these leases. All other PMCC lessees are current on their lease payment obligations.

The activity in the allowance for losses on finance assets for the nine months ended September 30, 2009 and 2008 was as follows (in millions):

	For the Nine Months Ended September 30,
	2009	2008
Balance at beginning of the year	$304	$204
Increase to provision	15	50
Amounts written-off	(53)

Balance at September 30	$266	$254

During the first nine months of 2009, PMCC increased the allowance for losses by $15 million. PMCC has assessed its allowance for losses for its entire portfolio, including its exposure to GM, and believes that the allowance for losses of $266 million is adequate. During the second half of 2008, PMCC increased its allowance for losses by $100 million ($50 million in the third quarter of 2008) primarily as a result of credit rating downgrades of certain lessees and financial market conditions. PMCC continues to monitor economic and credit conditions, and may increase its allowance for losses if such conditions worsen.

PMCC’s portfolio remains diversified by lessee, industry segment and asset type. As of September 30, 2009, 75% of PMCC’s lessees were investment grade as defined by Moody’s Investor Services and Standard & Poor’s. Excluding aircraft lease investments, 89% of PMCC’s lessees were investment grade.

PMCC has one remaining transaction with indirect exposure to Ambac Assurance Corporation, a credit support provider whose credit rating remains below investment grade. This risk is mitigated by the underlying strength of the lessee and the quality of the leased asset.

As discussed in Note 14, the IRS has disallowed benefits pertaining to several PMCC leveraged lease transactions for the years 1996 through 1999, and has indicated its intent to disallow these and other transactions for the years 2000 through 2003.

Operating Results

	2009	2008
	(in millions)
Net revenues:
Nine months ended September 30,	$316	$179

Three months ended September 30,	$67	$56

Operating companies income:
Nine months ended September 30,	$260	$97

Three months ended September 30,	$57	$(7)

PMCC’s net revenues for the nine months ended September 30, 2009 increased $137 million (76.5%) from the comparable period in 2008, due primarily to higher gains on asset sales, partially offset by lower lease revenues. Net revenues for the three months ended September 30, 2009, increased $11 million (19.6%) from the comparable period in 2008, due primarily to higher gains on asset sales, partially offset by lower lease revenues.

PMCC’s operating companies income for the nine months ended September 30, 2009 increased $163 million (100+%) from the comparable period in 2008, due primarily to higher gains on asset sales and lower provision for losses, partially offset by lower lease revenues. PMCC’s operating companies income for the three months ended September 30, 2009, increased $64 million (100+%) from the comparable period in 2008, due primarily to higher gains on assets sales in the third quarter of 2009 and the increase to the allowance for losses during the third quarter of 2008.

Financial Review

Net Cash Provided by Operating Activities, Continuing Operations

During the first nine months of 2009, net cash provided by operating activities on a continuing operations basis was $2,007 million, compared with $2,242 million during the first nine months of 2008. The decrease in cash provided by operating activities was due primarily to higher tax payments related to finance asset sales.

Net Cash Provided by (Used in) Investing Activities, Continuing Operations

Altria Group, Inc. and its subsidiaries from time to time consider acquisitions as evidenced by the acquisition of UST on January 6, 2009. For further discussion see Note 2.

During the first nine months of 2009, net cash used in investing activities on a continuing operations basis was $9.7 billion, compared with net cash provided of $893 million during the first nine months of 2008. This change was due primarily to the acquisition of UST in January 2009.

Net Cash Provided by (Used in) Financing Activities, Continuing Operations

During the first nine months of 2009, net cash provided by financing activities on a continuing operations basis was $812 million compared with net cash used of $7.1 billion during the first nine months of 2008. This change was due primarily to the following:

•

$4.2 billion issuance of long-term notes in 2009, the proceeds of which were used to prepay all of the outstanding borrowings under the Bridge Facility that was used in part to fund the acquisition of UST in January 2009;

•	lower dividends paid on Altria Group, Inc. common stock during 2009 as a result of the PMI spin-off;

•	cash used in 2008 to repurchase common stock under the share repurchase program which was suspended in January 2009;

•	debt tender offers during the first quarter of 2008 which resulted in the repayment of debt, as well as the payment of tender and consent fees; and

•	a payment of $449 million to PMI during the first nine months of 2008 as a result of the spin-off related modifications to Altria Group, Inc. stock awards;

partially offset by:

•	dividends received from PMI during the first quarter of 2008.

Debt and Liquidity

Credit Ratings – At September 30, 2009, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Negative
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

Credit Lines – At September 30, 2009, Altria Group, Inc. had in place a multi-year revolving credit facility (the “Revolving Facility”) in the amount of $3.4 billion, which expires April 15, 2010. Altria Group, Inc. expects to replace the Revolving Facility prior to its expiration in amounts and maturities based on market conditions at that time. The Revolving Facility requires Altria Group, Inc. to maintain a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense (as defined in the Revolving Facility) of not less than 4.0 to 1.0 and requires the maintenance of a ratio of debt to EBITDA (as defined in the Revolving Facility) of not more than 3.0 to 1.0. At September 30, 2009, the ratios of EBITDA to interest expense, and debt to EBITDA, calculated in accordance with the agreement, were 5.6 to 1.0 and 2.0 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with its Revolving Facility.

The Revolving Facility is used to support the issuance of commercial paper to fund short-term cash needs. At September 30, 2009, Altria Group, Inc. had no borrowings under the Revolving Facility nor was any commercial paper outstanding. Any commercial paper of Altria Group, Inc. and borrowings under the Revolving Facility are fully and unconditionally guaranteed by PM USA (see Note 16. Condensed Consolidating Financial Information to the condensed consolidating financial statements (“Note 16”)). Pricing under the Revolving Facility is modified in the event of a change in Altria Group, Inc.’s credit rating. The Revolving Facility does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.

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

Debt – Altria Group, Inc.’s total consumer products debt was $12.0 billion and $7.0 billion at September 30, 2009 and December 31, 2008, respectively. As discussed in Note 8, the increase in total consumer products debt relates to the February 2009 issuance of $4.2 billion of long-term notes, and the recording of UST’s debt, partially offset by repayments. Financial services debt of $500 million at December 31, 2008 matured and was repaid in July 2009.

Guarantees and Redeemable Noncontrolling Interest – As discussed in Note 14, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at September 30, 2009. In addition, as discussed in Note 16, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation – As discussed previously and in Note 14, PM USA has entered into State Settlement Agreements with the states and territories of the United States and also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust have now been eliminated by the obligations imposed on PM USA by FETRA. USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, Altria Group, Inc. became subject to quarterly user fees imposed by the FDA as a result of the Family Smoking Prevention and Tobacco Control Act. The State Settlement Agreements, FETRA, and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded charges to cost of sales of $3,772 million and $4,196 million for the nine months ended September 30, 2009 and 2008, respectively, and $1,263 million and $1,476 million for the three months ended September 30, 2009 and 2008, respectively.

Based on current agreements, 2008 market share and the last five-year compounded annual industry volume decline rate, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for these payments will be approximately as follows (in billions):

2009	$5.5
2010	5.6
2011	5.6
2012	5.7
2013	5.7
Thereafter	5.4 annually

The estimated amounts due under the State Settlement Agreements and FETRA charged to cost of sales in each of the years above would generally be paid in the following year. The amounts charged to cost of sales for the FDA user fees are paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements, FETRA and FDA user fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The amounts shown in the table above are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 14 for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the years 2003 to 2008.

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of September 30, 2009, PM USA has posted various forms of security totaling approximately $97 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

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

Such subsidiaries are obligated to make additional payments in the upcoming year of approximately $65 million for leaf tobacco to be used in the production of smokeless tobacco products. The majority of the contractual obligations to purchase leaf tobacco for smokeless tobacco products are expected to be fulfilled by the end of 2009.

Purchase commitments under contracts to purchase grapes for periods beyond one year are subject to variability resulting from potential changes in market price indices. Such subsidiaries are obligated to make future payments of approximately $771 million, of which $68 million is payable in 2009, for purchases and processing of grapes for use in the production of wine, based on estimated yields and market conditions.

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008. At September 30, 2009, PMCC’s net finance receivable of $4.8 billion in leveraged leases, which is included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consists of rents receivable ($14.6 billion) and the residual value of assets under lease ($1.4 billion), reduced by third-party nonrecourse debt ($9.4 billion) and unearned income ($1.8 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis. Finance assets, net, at September 30, 2009, also include net finance receivables for direct finance leases ($0.3 billion) and an allowance for losses ($0.3 billion).

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

During the nine months ended September 30, 2009, 2.1 million shares of restricted stock and 0.7 million shares of deferred stock vested. The total fair value of restricted and deferred stock vested during the nine months ended September 30, 2009 was $46 million. The weighted-average grant date fair value per share of these awards was $45.38 (reflects historical market prices which are not adjusted to reflect the Kraft spin-off in March 2007 and the PMI spin-off in March 2008).

Dividends paid in the first nine months of 2009 and 2008 were approximately $2.0 billion and $3.8 billion, respectively, a decrease of 47.3%, primarily reflecting an adjusted dividend rate in 2009, as a result of the PMI spin-off. Following the PMI spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and PMI shares would receive initially, in the aggregate, the same dividends paid by Altria Group, Inc. prior to the PMI spin-off.

During the third quarter of 2009, Altria Group, Inc.’s Board of Directors approved a 6.3% increase in the quarterly dividend to $0.34 per common share. The present annualized dividend rate is $1.36 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

In September 2009, Altria Group, Inc. suspended indefinitely its $4.0 billion (2008 to 2010) share repurchase program in order to preserve financial flexibility and focus on interest expense reduction. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

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

Recent Accounting Guidance Not Yet Adopted

See Note 15. Recent Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements for a discussion of recent accounting guidance issued but not yet adopted.

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

each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Note 14 and Exhibit 99.1 for a discussion of pending tobacco-related litigation.

Tobacco Regulation and Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of smoking, restricting marketing and advertising, imposing regulations on packaging, warnings and disclosure of flavors or other ingredients, prohibiting the sale of tobacco products with certain characterizing flavors or other characteristics, limiting or prohibiting the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packing sizes, and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels.

PM USA, USSTC and other Altria Group, Inc. subsidiaries are now subject to extensive regulation by the FDA, as discussed further in Tobacco Space – Business Environment – FDA Regulation. We cannot predict how the FDA might implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible enforcement actions, but such implementation and enforcement may impact the consumer acceptability of tobacco products, limit adult consumer choices, delay or prevent the launch of new or modified tobacco products, restrict communications to adult consumers, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing requirements, or otherwise significantly increase the cost of doing business, all or any of which may have a material adverse impact on the results of operations or financial condition of Altria Group, Inc.

Excise Taxes. Tobacco products are subject to substantial excise taxes and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. For further discussion, see Tobacco Space – Business Environment – Excise Taxes.

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

Governmental Investigations. From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. We cannot predict the outcome of those investigations or whether new investigations may be commenced, and it is possible that our subsidiaries’ businesses could be materially affected by an unfavorable outcome of future investigations.

New Tobacco Product Technologies. Altria Group, Inc.’s subsidiaries continue to seek ways to develop and to commercialize new tobacco product technologies that may reduce the health risks associated with tobacco products, while continuing to offer adult consumers tobacco products that meet their taste expectations. Potential solutions being researched include tobacco products that reduce or eliminate exposure to cigarette smoke, and/or constituents identified by public health authorities as harmful. Our subsidiaries may not succeed in these efforts. If they do not succeed, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators, including the FDA, will permit the marketing of tobacco products with claims of reduced risk to consumers or whether consumers’ purchase decisions would be affected by such claims, which could affect the commercial viability of any tobacco products that might be developed.

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

Acquisitions. Altria Group, Inc. from time to time considers acquisitions. From time to time we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our debt ratings over time, it is possible that completing a given acquisition or other event could impact our debt ratings or the outlook for those ratings. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms, that we will realize any of the anticipated benefits from an acquisition or that acquisitions will be quickly accretive to earnings.

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

See Note 14. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I – Item 1. of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 1A.	Risk Factors.

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2. of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2008. Other than as set forth in Part I – Item 2. of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2009, Altria Group, Inc. suspended indefinitely its $4.0 billion (2008 to 2010) share repurchase program in order to preserve financial flexibility and focus on interest expense reduction. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended September 30, 2009, was as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-31, 2009	235	$16.40	-	$2,834,083,553

August 1-31, 2009	-	$-	-	$2,834,083,553

September 1-30, 2009	102,880	$18.14	-	$2,834,083,553

For the Quarter Ended September 30, 2009	103,115	$18.14

(1)

Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

(2)

As of September 30, 2009, Altria Group, Inc. had repurchased in 2008 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share, pursuant to the $4.0 billion (2009 to 2010) share repurchase program announced on January 30, 2008, modified on September 8, 2008 and suspended indefinitely in September 2009. No shares were repurchased during the period presented. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

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

October 29, 2009