Form 10-K
period 2009-12-31
ALTRIA GROUP, INC.
filed 2010-02-24
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $34 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at January 29, 2010
Common Stock, $0.33 1/3 par value	2,080,531,691 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to shareholders for the year ended December 31, 2009 (the “2009 Annual Report”).	Parts I, II, and IV
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 20, 2010, to be filed with the Securities and Exchange Commission (“SEC”) on or about April 9, 2010.	Part III

PART I

Item 1.	Business.

(a) General Development of Business

General

Altria Group, Inc. is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2009, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.3% economic and voting interest in SABMiller plc (“SABMiller”) at December 31, 2009.

As discussed in Note 3. Acquisitions to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2009 Annual Report, on January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST, whose direct and indirect wholly-owned subsidiaries include U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”). As a result of the acquisition, UST has become an indirect wholly-owned subsidiary of Altria Group, Inc. The transaction was valued at approximately $11.7 billion, which represented a purchase price of $10.4 billion and included the assumption of approximately $1.3 billion of debt, which together with acquisition-related costs and payments of approximately $0.6 billion (consisting primarily of structuring and arrangement fees, the funding of UST’s non-qualified pension plans, investment banking fees and the early retirement of UST’s revolving credit facility), represent a total cash outlay of approximately $11 billion. The acquisition was financed with a combination of available cash of $6.7 billion (representing the net proceeds from the issuances of senior unsecured long-term notes in November and December 2008 as described in Note 11. Long-Term Debt to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2009 Annual Report) and borrowings of the entire available amount of $4.3 billion under a 364-day term bridge loan facility, which was prepaid and terminated upon the issuance of $4.2 billion of senior unsecured long-term notes in February 2009 (see Note 10. Short-Term Borrowings and Borrowing Arrangements to such financial statements).

On March 28, 2008, Altria Group, Inc. distributed all of its interest in Philip Morris International Inc. (“PMI”) to Altria Group, Inc. stockholders in a tax-free distribution. On March 30, 2007, Altria Group, Inc. distributed all of its remaining interest in Kraft Foods Inc. (“Kraft”) on a pro-rata basis to Altria Group, Inc. stockholders in a tax-free distribution. For a further discussion of the PMI and Kraft spin-offs, see Note 1. Background and Basis of Presentation to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2009 Annual Report.

On December 11, 2007, Altria Group, Inc. acquired all of the outstanding stock of Middleton for $2.9 billion in cash. The acquisition was financed with available cash. For additional discussion on the Middleton acquisition, see Note 3. Acquisitions to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2009 Annual Report.

PM USA is the largest cigarette company in the United States. Marlboro, the principal cigarette brand of this company, has been the largest-selling cigarette brand in the United States since 1972. USSTC is the leading producer and marketer of moist smokeless tobacco products, including the premium brands, Copenhagen and Skoal, and the value brands, Red Seal and Husky. Middleton is a manufacturer of machine-made large cigars. Black & Mild, the principal cigar brand of Middleton, is the second largest selling machine-made large cigar in the United States. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions.

In June 2009, the President signed into law the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), which provides the United States Food and Drug Administration (“FDA”) with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products and disclosures of related information. The FSPTCA also grants the FDA authority to extend the application of the FSPTCA, by regulation, to other tobacco products, including cigars. PM USA and a subsidiary of USSTC are subject to quarterly user fees as a result of this legislation.

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

During the third quarter of 2009, Altria Group, Inc.’s Board of Directors approved a 6.3% increase in the quarterly dividend to $0.34 per common share. In January 2010, Altria Group, Inc. changed its dividend payout ratio target from approximately 75% to approximately 80% of adjusted diluted EPS beginning with its next declared dividend. Consistent with this payout ratio target change, on February 24, 2010, Altria Group, Inc.’s Board of Directors approved a 2.9% increase in the quarterly dividend to $0.35 per common share. The present annualized dividend rate is $1.40 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

In September 2009, Altria Group, Inc. suspended indefinitely its $4.0 billion (2008 to 2010) share repurchase program in order to preserve financial flexibility and focus on interest expense reduction. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors. No shares were repurchased during 2009 under this program. During 2008, Altria Group, Inc. repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share.

Source of Funds—Dividends

Because Altria Group, Inc. is a holding company, its principal sources of funds are from the payment of dividends and repayment of debt from its subsidiaries. At December 31, 2009, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b) Financial Information About Segments

Beginning with the first quarter of 2009, Altria Group, Inc. revised its reportable segments to reflect the change in the way in which Altria Group, Inc.’s chief operating decision maker reviews the business as a result of the acquisition of UST. At December 31, 2009, Altria Group, Inc.’s reportable segments were: cigarettes, smokeless products, cigars, wine and financial services. Net revenues and operating companies income (together with reconciliation to earnings from continuing operations before income taxes) attributable to each such segment for each of the last three years are set forth in Note 17. Segment Reporting to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2009 Annual Report.

Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net (consumer products), and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s chief operating decision maker. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to Altria Group, Inc.’s consolidated financial statements and are incorporated herein by reference to the 2009 Annual Report.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2009	2008	2007
Cigarettes	85.3%	95.4%	92.1%
Smokeless products	6.4
Cigars	3.0	3.2	0.1
Wine	0.7
Financial services	4.6	1.4	7.8

	100.0%	100.0%	100.0%

Changes in the relative percentages above reflect the following:

•	In January 2009, Altria Group, Inc. acquired UST, the results of which are reflected in the smokeless products and wine segments.

•	In December 2007, Altria Group, Inc. acquired Middleton, the results of which are reflected in the cigars segment.

•

In 2008, PMCC increased its allowance for losses by $100 million, primarily as a result of credit rating downgrades of certain leases and financial market conditions. Financial services results during 2007 included pre-tax gains of $214 million on the sale of its ownership interests and bankruptcy claims in certain leveraged lease investments in aircraft, which represented a partial recovery, in cash, of amounts that had been previously written down.

(c) Narrative Description of Business

Tobacco Space

PM USA is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States.

USSTC and other subsidiaries of UST are engaged in the manufacture and sale of smokeless products to customers, substantially all of whom are located in the United States.

Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco to customers, substantially all of whom are located in the United States.

Altria Group, Inc.’s tobacco operating companies believe that a number of adult tobacco consumers switch between tobacco categories and use different kinds of tobacco products.

During the second quarter of 2009, Altria Group, Inc. created two new service organizations. Altria Sales & Distribution Inc. serves as agent for Altria Group, Inc.’s three tobacco operating companies in their interactions with tobacco wholesalers and retailers. Altria Consumer Engagement Services Inc. executes one-to-one adult consumer programs for the three tobacco operating companies.

Cigarettes

PM USA is the largest tobacco company in the United States, with total cigarette shipments in the United States of 148.7 billion units in 2009, a decrease of 12.2% from 2008.

PM USA’s major premium brands are Marlboro, Virginia Slims and Parliament. Its principal discount brand is Basic. All of its brands are marketed to take into account differing preferences of adult smokers. Marlboro is the largest-selling cigarette brand in the United States, with shipments of 126.5 billion units in 2009 (down 10.6% from 2008).

In the premium segment, PM USA’s 2009 shipment volume decreased 11.8% from 2008, and its shipment volume in the discount segment decreased 17.4%. Shipments of premium cigarettes accounted for 93.0% of PM USA’s total 2009 volume, up from 92.6% in 2008.

The following table summarizes cigarettes segment volume performance by brand, which includes units sold, as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military, Philip Morris Duty Free Inc. and 2008 contract manufacturing for PMI (terminated in the fourth quarter of 2008):

	Shipment Volume For the Years Ended December 31,
	2009	2008	2007
	(in billion units)
Marlboro	126.5	141.5	144.4
Parliament	4.0	5.5	6.0
Virginia Slims	5.2	6.3	7.0
Basic	9.2	12.1	13.2
Other	3.8	4.0	4.5

Total Cigarettes	148.7	169.4	175.1

Effective in the first quarter of 2009, cigarettes segment retail share results are based on data from the Information Resources, Inc. (“IRI”)/Capstone Integrated Retail Panel, which is a customized retail tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet and direct mail. This service was developed to provide a comprehensive measure of market share in retail outlets selling cigarettes similar to the previous service. Market share data for 2008 have been restated to reflect this service. Due to the commencement date of the new panel, market share data for 2007 have not been restated and accordingly are not presented below. A comparison of unrestated market share data for 2008 and 2007 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report.

The following table summarizes cigarettes retail share performance based on this retail tracking service:

	Retail Share For Years Ended December 31,
	2009	2008
Marlboro	41.8%	41.9%
Parliament	1.6	1.9
Virginia Slims	1.8	2.0
Basic	3.4	3.8
Other	1.3	1.3

Total Cigarettes	49.9%	50.9%

PM USA ceased production at its Cabarrus, North Carolina manufacturing facility and completed the consolidation of its cigarette manufacturing capacity into its Richmond, Virginia facility on July 29, 2009. PM USA expects to complete the de-commissioning of the Cabarrus facility during 2010.

Smokeless products

USSTC is the leading producer and marketer of smokeless products, including the premium brands, Copenhagen and Skoal, and the value brands, Red Seal and Husky. In addition, the smokeless products segment includes Marlboro snus, a PM USA spit-less smokeless tobacco product. For volume and share measurement purposes, USSTC and PM USA define smokeless products as MST and spit-less tobacco products. One pack of snus or other spit-less tobacco product is equivalent to a can of MST.

The smokeless products segment domestic shipment volume for the period January 6, 2009 through December 31, 2009 was 634.7 million units (measured in cans and packs). Including the volume of 10.9 million cans shipped from January 1 through January 5, 2009, the period prior to Altria Group, Inc.’s acquisition of UST, total volume for the full year ended December 31, 2009 was 645.6 million units (measured in cans and packs). The smokeless products segment domestic shipment volume for 2009 declined 2.4% versus 2008.

The following table summarizes smokeless products segment volume performance by brand (full year results), which includes cans and packs sold, as well as promotional units, but excludes international volume. Other includes Marlboro snus. Volume from 2008 represents only domestic volume shipped by USSTC prior to the UST acquisition.

	Shipment Volume For the Years Ended December 31,
	2009	2008
	(cans and packs in millions)
Copenhagen	280.6	276.9
Skoal	265.4	271.8

Copenhagen and Skoal	546.0	548.7
Red Seal/Other	99.6	112.7

Total Smokeless products	645.6	661.4

The smokeless products segment retail share performance is based on data from IRI, InfoScan Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks smokeless products market share performance. It is IRI’s standard practice to periodically refresh their InfoScan syndicated services, and therefore prior period retail share results have been restated.

The following table summarizes the smokeless products segment sequential retail share performance (full quarterly results, excluding international volume):

	Retail Share 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Copenhagen	24.7%	23.2%	23.0%	23.8%
Skoal	23.4	23.6	23.9	24.1
Red Seal/Other	6.6	7.0	7.4	8.4

Total Smokeless Products	54.7%	53.8%	54.3%	56.3%

Cigars

The cigars segment shipment volume in 2009 decreased 3.6% versus 2008 to 1,259 million units. The following table summarizes cigars segment volume performance:

	Shipment Volume For the Years Ended December 31,
	2009	2008	2007
	(units in millions)
Black & Mild	1,228	1,266	1,181
Other	31	41	49

Total Cigars	1,259	1,307	1,230

Middleton achieved a 30.5% retail share of the machine-made large cigars segment for 2009, up 1.2 share points versus the prior-year period. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. Black & Mild’s retail share increased 1.3 share points versus the prior-year period to 29.9% of the machine-made large cigar segment. Effective with the first quarter of 2009, cigar retail share results are based on data from IRI, InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks machine-made large cigars market share performance. This service was developed to provide a representation of retail business performance in key trade channels. Market share data for 2008 have been restated to reflect this service. Due to the commencement date of the new panel, market share data for 2007 have not been restated and accordingly are not presented below. A comparison of unrestated market share data for 2008 and 2007 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report. It is IRI’s standard practice to periodically refresh their InfoScan syndicated services.

The following table summarizes cigars segment retail share performance:

	Retail Share For the Years Ended December 31,
	2009	2008
Black & Mild	29.9%	28.6%
Other	0.6	0.7

Total Cigars	30.5%	29.3%

Distribution, Competition and Raw Materials

Altria Group, Inc.’s tobacco subsidiaries sell their tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services.

The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, taste, price, product innovation, marketing, packaging and distribution constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price promotions and other discounts, including coupons, product promotions and allowances for new products. The tobacco products of Altria Group, Inc.’s subsidiaries are advertised and promoted through various media, although television and radio advertising of certain tobacco products is prohibited in the United States. In addition, as discussed below in Item 3. Legal Proceedings, PM USA, USSTC and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

In the United States, under a contract growing program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase the amount of tobacco specified in the grower contracts. PM USA also purchases its United States tobacco requirements through other sources. In 2003, PM USA and certain other defendants reached an agreement with plaintiffs to settle a suit filed on behalf of a purported class of tobacco growers and quota-holders. The agreement includes a commitment by each settling manufacturer defendant, including PM USA, to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least ten years. These quantities are subject to adjustment in accordance with the terms of the settlement agreement.

Tobacco production in the United States was historically subject to government controls, including the production control programs administered by the United States Department of Agriculture (the “USDA”). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA provided for the elimination of the federal tobacco quota and price support program through an industry funded buy-out of tobacco growers and quota-holders. The cost of the buy-out, which is estimated at approximately $9.5 billion, is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”). PM USA, USSTC, and Middleton are all subject to obligations imposed by FETRA. See Item 3. Legal Proceedings, Health Care Cost Recovery Litigation—National Grower Settlement Trust for a discussion of the NTGST. Manufacturers and importers of tobacco products, including the tobacco subsidiaries of Altria Group, Inc., were also obligated to cover any losses (up to $500 million) that the government incurred on the disposition of tobacco pool stock accumulated under the previous tobacco price support program. The quota buy-out did not have a material impact on Altria Group, Inc.’s 2009 consolidated results and Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2010 and beyond.

USSTC purchases burley, dark fire-cured and air-cured tobaccos of various grades and styles from domestic tobacco growers under a contract growing program as well as from leaf dealers.

Middleton purchases burley and flue-cured tobaccos of various grades and styles through leaf dealers. Middleton does not have a contract growing program.

Altria Group, Inc.’s tobacco subsidiaries believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.

Wine

Altria Group, Inc. acquired UST and its premium wine business, Ste. Michelle in January 2009. Ste. Michelle is a producer of premium varietal and blended table wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions. Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle distributes Antinori and Villa Maria Estates wines and Champagne Nicolas Feuillatte in the United States.

For the year ended December 31, 2009, Ste. Michelle’s wine shipment volume of 6.0 million cases was 2.1% lower than 2008.

The following table summarizes wine segment case shipment volume performance by brand. Volume for 2008 represents volume shipped by Ste. Michelle prior to the UST acquisition:

	Shipment Volume For the Years Ended December 31,
	2009	2008
	(cases in thousands)
Chateau Ste. Michelle	2,034	1,931
Columbia Crest	1,968	2,137
Other	2,003	2,066

Total Wine	6,005	6,134

In 2009, Ste. Michelle’s retail volume, as measured by Nielsen Total Wine Database—U.S. Food & Drug, increased 10% versus 2008.

Distribution, Competition and Raw Materials

A key element of Ste. Michelle’s strategy is expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers.

Ste. Michelle’s business is subject to significant competition, including competition from many larger, well-established domestic and international companies, as well as from many smaller wine producers. Wine segment competition is primarily based on quality, price, consumer and trade wine tastings, competitive wine judging, third-party acclaim and advertising. Substantially all of Ste. Michelle’s sales occur through state-licensed distributors.

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

Financial Services

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. At December 31, 2009, PMCC’s net finance receivables of approximately $4.8 billion in leveraged leases, which is included in finance assets, net, on Altria Group, Inc.’s consolidated balance sheet, consisted of rentals receivable ($14.4 billion) and the residual value of assets under lease ($1.4 billion), reduced by third-party nonrecourse debt ($9.2 billion) and unearned income ($1.8 billion). The payment of the nonrecourse debt is collateralized by lease payments due under the associated leases and the leased property, and is nonrecourse to the general assets of PMCC or Altria Group, Inc. As required by accounting principles generally accepted in the United States of America, the third-party nonrecourse debt has been offset against the related rentals receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s consolidated balance sheets. Finance assets, net, at December 31, 2009, also included net finance receivables for direct finance leases ($0.3 billion) and an allowance for losses ($0.3 billion).

At December 31, 2009, PMCC’s investment in finance leases was principally comprised of the following investment categories: rail and surface transport (28%), aircraft (25%), electric power (23%), manufacturing (12%), and real estate (12%).

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Tobacco Space—Business Environment” on pages 89 to 94 of the 2009 Annual Report; “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Wine Segment—Business Environment” on page 98 of such report; and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Financial Services Segment—Business Environment” on pages 98 to 99 of such report and made a part hereof.

Other Matters

Customers

The largest customer of PM USA, USSTC and Middleton, McLane Company, Inc., accounted for approximately 26%, 27%, and 26% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2009, 2008 and 2007, respectively. These net revenues were reported in the cigarettes, smokeless products and cigars segments.

Sales to three distributors accounted for approximately 64% of net revenues for the wine segment for the year ended December 31, 2009.

Employees

At December 31, 2009, Altria Group, Inc. and its subsidiaries employed approximately 10,000 people.

Executive Officers of Altria Group, Inc.

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 24, 2010” in Item 10 of this Form 10-K and is incorporated by reference herein.

Research and Development

The research and development expense for the years ended December 31, 2009, 2008 and 2007 are set forth in Note 19. Additional Information to Altria Group, Inc.’s financial statements, which is incorporated herein by reference to the 2009 Annual Report.

Intellectual Property

Trademarks are of material importance to Altria Group, Inc. and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2009, the portfolio of over 500 United States patents owned by Altria Group, Inc.’s businesses, as a whole, was material to Altria Group, Inc. and its tobacco businesses. However, no one patent or a group of related patents was material to Altria Group, Inc.’s business or its tobacco businesses as of December 31, 2009. We also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria Group, Inc. and its tobacco and wine businesses.

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

(d) Financial Information About Geographic Areas

Substantially all of Altria Group, Inc.’s net revenues from continuing operations are from sales generated in the United States for each of the last three fiscal years. As is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2009

Annual Report, subsequent to the PMI spin-off, PM USA recorded net revenues of $298 million from contract volume manufactured for PMI under an agreement that terminated in the fourth quarter of 2008. Subsequent to the PMI spin-off, substantially all of Altria Group, Inc.’s long-lived assets are located in the United States.

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

outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries’ businesses in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

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

Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Note 22. Contingencies to our consolidated financial statements, Item 3. Legal Proceedings, and Exhibit 99.1 for a discussion of pending tobacco-related litigation.

Tobacco Regulation and Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of tobacco use, restricting marketing and advertising, imposing regulations on packaging, warnings and disclosure of flavors or other ingredients, prohibiting the sale of tobacco products with certain characterizing flavors or other characteristics, limiting or prohibiting the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packing sizes, and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that these factors will continue to reduce consumption levels.

PM USA, USSTC and other Altria Group, Inc. subsidiaries are now subject to extensive regulation by the FDA, as discussed further in Tobacco Space—Business Environment—FDA Regulation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report. We cannot predict how the FDA might implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible enforcement actions, but such implementation and enforcement may impact the consumer acceptability of tobacco products, limit adult consumer choices, delay or prevent the launch of new or modified tobacco products, restrict communications to adult consumers, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing requirements, or otherwise significantly increase the cost of doing business, all or any of which may have a material adverse impact on the results of operations or financial condition of Altria Group, Inc.

Excise Taxes. Tobacco products are subject to substantial excise taxes and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. For further discussion, see Tobacco Space—Business Environment—Excise Taxes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report.

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

Governmental Investigations. From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. We cannot predict whether new investigations may be commenced or the outcome of such investigations, and it is possible that our subsidiaries’ businesses could be materially affected by an unfavorable outcome of future investigations.

New Tobacco Product Technologies. Altria Group, Inc.’s tobacco subsidiaries continue to seek ways to develop and to commercialize new tobacco product technologies that may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers products that meet their taste expectations. Potential solutions being researched include tobacco products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. Our tobacco subsidiaries may not succeed in these efforts. If they do not succeed, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators, including the FDA, will permit the marketing of tobacco products with claims of reduced risk to consumers or whether consumers’ purchase decisions would be affected by such claims, which could affect the commercial viability of any tobacco products that might be developed.

Adjacency Strategy. Altria Group, Inc. and its subsidiaries have adjacency growth strategies involving moves and potential moves into complementary products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful.

Tobacco Price, Availability and Quality. Any significant change in tobacco leaf prices, quality or availability could affect our tobacco subsidiaries’ profitability and business. For a discussion of factors that influence leaf prices, availability and quality, see Tobacco Space—Business Environment—Tobacco Price, Availability and Quality in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report.

Key Facilities; Supply Security. Altria Group, Inc.’s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of significant suppliers. A natural or man-made disaster or other disruption that affects the manufacturing facilities of any of Altria Group, Inc.’s tobacco subsidiaries or the facilities of any significant suppliers of any of Altria Group, Inc.’s tobacco subsidiaries could adversely impact the operations of the affected subsidiaries. An extended interruption in operations experienced by one or more Altria Group, Inc. subsidiaries or significant suppliers could have a material adverse effect on the results of operations and financial condition of Altria Group, Inc.

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

Competition and Economic Downturns. Each of our tobacco and wine subsidiaries is subject to intense competition, changes in consumer preferences and changes in economic conditions. To be successful, they must continue to:

•	promote brand equity successfully;

•	anticipate and respond to new and evolving consumer preferences;

•	develop new products and markets and to broaden brand portfolios in order to compete effectively with lower-priced products;

•	improve productivity; and

•	protect or enhance margins through cost savings and price increases.

The willingness of adult consumers to purchase premium consumer product brands depends in part on economic conditions. In periods of economic uncertainty, adult consumers may purchase more discount brands and/or, in the case of tobacco products, consider lower-priced tobacco products. The volumes of our tobacco and wine subsidiaries could suffer accordingly.

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

UST Acquisition. There can be no assurance that we will achieve the synergies expected of the UST acquisition.

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

Asset Impairment. We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. This calculation may be affected by the market conditions noted above, as well as interest rates and general economic conditions. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings. For further discussion, see Critical Accounting Policies and Estimates—Depreciation, Amortization and Intangible Asset Valuation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report.

IRS Challenges to PMCC Leases. The Internal Revenue Service has challenged the tax treatment of certain of PMCC’s leveraged leases. Should Altria Group, Inc. not prevail in any one or more of these matters, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax, pay associated interest costs and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. For further discussion see Note 22. Contingencies to our consolidated financial statements and Item 3. Legal Proceedings.

Wine—Competition; Grape Supply; Regulation and Excise Taxes. Ste. Michelle’s business is subject to significant competition, including from many large, well-established national and international organizations. The adequacy of Ste. Michelle’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington State. Supply shortages related to any one or more of these factors could increase production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle’s sales. In addition, federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages, may have an adverse effect on Ste. Michelle’s wine business. For further discussion, see Wine Segment—Business Environment in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The property in Richmond, Virginia that serves as the headquarters facility for Altria Group, Inc., PM USA, USSTC and Middleton and certain other subsidiaries is under lease.

At December 31, 2009, PM USA owned and operated four tobacco manufacturing and processing facilities in the Richmond, Virginia area. One of these facilities is used for the manufacturing and processing of smokeless products. PM USA ceased production at its Cabarrus, North Carolina manufacturing facility and completed the consolidation of its cigarette manufacturing capacity into its Richmond, Virginia facility on July 29, 2009. PM USA expects to complete the de-commissioning of the Cabarrus facility during 2010. In addition, PM USA owns a research and technology center in Richmond, Virginia that is leased to an affiliate, Altria Client Services Inc.

At December 31, 2009, a wholly-owned subsidiary of USSTC owned and operated three smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; and Nashville, Tennessee.

At December 31, 2009, Middleton owned and operated two manufacturing and processing facilities—one in King of Prussia, Pennsylvania and one in Limerick, Pennsylvania.

At December 31, 2009, Ste. Michelle operated 11 wine-making facilities—seven in Washington State, three in California and one in Oregon. All of these facilities are owned, with the exception of two facilities which are leased, one in each of the states of Washington and Oregon. In addition, in order to support the production of its wines, Ste. Michelle owns or leases vineyards in Washington State, California and Oregon.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of February 19, 2010, December 31, 2009 and December 31, 2008.

Type of Case	Number of Cases Pending as of February 19, 2010	Number of Cases Pending as of December 31, 2009	Number of Cases Pending as of December 31, 2008
Individual Smoking and Health Cases (1)	88	89	99
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	7	7	9
Health Care Cost Recovery Actions	3	3	3
“Lights/Ultra Lights” Class Actions	28	28	18
Tobacco Price Cases	2	2	2

(1)	Does not include 2,595 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997. The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include eight individual smoking and health cases brought against certain retailers that are indemnitees of PM USA. Additionally, does not include approximately 7,711 individual smoking and health cases (3,272 state court cases and 4,439 federal court cases) brought by or on behalf of approximately 9,511 plaintiffs in Florida (5,073 state court plaintiffs and 4,438 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

(2)

Includes as one case the 711 civil actions (of which 405 are actions against PM USA) that are proposed to be tried in a single proceeding in West Virginia. Middleton and USSTC were named as defendants in this action but they, along with other non-cigarette manufacturers, have been severed from this case. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages. In November 2007, the West Virginia Supreme Court of Appeals denied defendants’ renewed motion for review of the trial plan. In

December 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was denied in February 2008. The first phase of the trial is now scheduled for June 1, 2010.

International Tobacco-Related Cases

As of February 19, 2010, PM USA is a named defendant in Israel in a “Lights” class action, a health care cost recovery action, and an individual smoking and health action. PM USA is a named defendant in three health care cost recovery actions in Canada, two of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in four smoking and health class actions filed in various Canadian provinces. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Trials

As of February 19, 2010, 56 Engle progeny cases against PM USA are set for trial in 2010. Cases against other tobacco companies are also scheduled for trial in 2010. Trial dates are subject to change.

Trial Results

Since January 1999, verdicts have been returned in 52 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 31 of the 52 cases. These 31 cases were tried in California (5), Florida (11), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 21 cases in which verdicts were returned in favor of plaintiffs, ten have reached final resolution and one case (Williams – see below) has reached partial resolution. A verdict against defendants in one health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price). After exhausting all appeals, PM USA has paid judgments in these cases totaling $107.6 million and interest totaling $64.3 million.

The chart below lists the verdicts and post-trial developments in the cases that were pending during 2009 that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
November 2009	Florida/ Naugle	Engle progeny	On November 19, 2009, a Broward County jury in the Naugle trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.	On November 23 and November 30, 2009, PM USA filed motions for a new trial and to set aside the verdicts as well as a motion for remittitur of the compensatory damages and punitive damages awards. On December 18, 2009, the trial court denied all post-trial motions except for the motion for remittitur. On February 24, 2010, the trial court granted a remittitur, giving plaintiff 30 days to choose between either accepting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages or opting for a new trial on the issues of compensatory and punitive damages.

August 2009	Florida/ Campbell	Engle progeny	In August 2009, the jury in the Campbell trial (conducted in Escambia County) returned a verdict in favor of the plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. There was no punitive damages award. In September 2009, the trial court entered final judgment and awarded the plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.	In August 2009, defendants filed a joint motion to set aside the verdict, to enter judgment in accordance with defendants’ motion for directed verdict, or, in the alternative, to order a new trial or for remittitur of the jury’s actual damages award. On December 23, 2009, the trial court denied this post-verdict motion. On January 8, 2010, defendants filed their notice of appeal, and on January 12, 2010, PM USA posted a $156,000 appeal bond.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 2009	Florida/ Barbanell	Engle progeny	In August 2009, a Broward County jury in the Barbanell trial returned a verdict in favor of the plaintiff, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. In September 2009, the trial court entered final judgment and awarded plaintiff $1.95 million in actual damages. The judgment reduced the jury’s $5.3 million award of compensatory damages due to the jury allocating 36.5% of the fault to PM USA.	A notice of appeal was filed in September 2009, and PM USA posted a $1.95 million appeal bond.

February 2009	Florida/ Hess	Engle progeny	In February 2009, a Broward County jury in the Hess trial found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. In June 2009, the trial court entered final judgment and awarded plaintiffs $1,260,000 in actual damages and $5 million in punitive damages. The judgment reduced the jury’s $3 million award of compensatory damages due to the jury allocating 42% of the fault to PM USA.	PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009 and posted a $7.3 million appeal bond.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2007	California/ Whiteley	Individual Smoking and Health	Approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case, as well as $250,000 in punitive damages against the other defendant in the case.	In October 2007, in a limited retrial on the issue of punitive damages, the jury found that plaintiffs are not entitled to punitive damages against PM USA. In November 2007, the trial court entered final judgment and PM USA filed a motion for a new trial and for judgment notwithstanding the verdict. The trial court rejected these motions in January 2008. In March 2008, PM USA noticed an appeal to the California Court of Appeal, First Appellate District and, in May 2008, posted a $2.2 million appeal bond. The court affirmed the judgment in October 2009. On November 23, 2009, PM USA and the other defendant in the case filed a petition for review with the California Supreme Court. On January 13, 2010, the California Supreme Court denied defendants’ petition for review. PM USA recorded a provision for compensatory damages of $1.26 million plus costs and interest in the first quarter of 2010, and paid its share of the judgment on February 5, 2010, concluding this litigation.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 2006	District of Columbia/ United States of America	Health Care Cost Recovery	Finding that defendants, including Altria Group, Inc. and PM USA, violated the civil provisions of RICO. No monetary damages were assessed, but the court made specific findings and issued injunctions. See Federal Government’s Lawsuit below.	See Federal Government’s Lawsuit below.

March 2005	New York/ Rose (now known as Adamo)	Individual Smoking and Health	$3.42 million in compensatory damages against two defendants, including PM USA, and $17.1 million in punitive damages against PM USA.	In April 2008, an intermediate New York appellate court reversed the verdict and vacated the compensatory and punitive damages awards against PM USA. In December 2008, the New York Court of Appeals affirmed the appellate court decision. In January 2009, plaintiffs filed a petition with the New York Court of Appeals requesting that the court either vacate its earlier decision and reinstate the jury verdict or remand the case to the trial court for a new trial. The New York Court of Appeals denied plaintiffs’ motion in March 2009. Plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court, which was denied in October 2009, concluding this litigation.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	See Scott Class Action below.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In April 2008, the California Supreme Court denied PM USA’s petition for review. In August 2009, the jury returned a verdict awarding plaintiff $13.8 million in punitive damages. See discussion (1) below.

June 2002	Florida/ Lukacs	Engle progeny	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.8 million. PM USA’s share of the damages award is approximately $6 million. In January 2007, defendants

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
petitioned the trial court to set aside the jury’s verdict and dismiss plaintiffs’ punitive damages claim. In August 2008, the trial court granted plaintiffs’ motion for entry of judgment and ordered compensatory damages of $24.8 million plus interest from the date of the verdict. In August 2008, PM USA filed a motion for reconsideration, which was denied. Final judgment was entered in November 2008, awarding plaintiffs actual damages of $24.8 million, plus interest from the date of the verdict. Defendants filed a notice of appeal in December 2008 and collectively posted an appeal bond of $30.3 million. Argument is scheduled to be held in March 2010.

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
plaintiff petitioned the Oregon Supreme Court to review the portion of the Court of Appeals’ decision reversing and remanding the case for a new trial on punitive damages. The Oregon Supreme Court held this petition in abeyance until the United States Supreme Court decided the Williams case described in (2) below. In May 2009, the Oregon Supreme Court issued an order granting plaintiff’s petition for review. Argument was heard on November 2, 2009.

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

(1)

Bullock: In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s 2007 decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. In July 2008, $43.3 million of escrow funds were returned to PM USA. The case was remanded to the superior court for a new trial on the amount of punitive damages, if any. In August 2009, the jury returned a verdict, and on December 1, 2009, the superior court entered a judgment, awarding plaintiff $13.8 million in punitive damages, plus costs. On December 17, 2009, PM USA filed a motion for judgment notwithstanding the verdict that seeks a reduction of the punitive damages award, which motion was denied on January 28, 2010. On December 28, 2009, plaintiffs filed a motion for a new trial but subsequently withdrew their motion on February 1, 2010. PM USA has recorded a provision of approximately $1.6 million for compensatory damages, costs and interest.

(2)	Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million and petitioned the United States Supreme Court for further review (PM USA later recorded additional provisions of approximately $29 million related primarily to accrued interest). In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damages award and reinstated the jury’s award of $79.5 million in punitive damages. In March 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was granted in June 2008. In March 2009, the United States Supreme Court dismissed the writ of certiorari as being improvidently granted. Subsequent to the United States Supreme Court’s dismissal, PM USA paid $61.1 million to the plaintiffs, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Oregon state law requires that sixty percent of any punitive damages award be paid to the state. However, PM USA believes that, as a result of the Master Settlement Agreement (“MSA”), it is not liable for the sixty percent that would be paid to the state. Oregon and PM USA are parties to a proceeding in Oregon state court that seeks a determination of PM USA’s liability for that sixty percent. If PM USA prevails, its obligation to pay punitive damages will be limited to the forty percent previously paid to the plaintiff. The court has consolidated that MSA proceeding with Williams, where plaintiff seeks to challenge the constitutionality of the Oregon statute apportioning the punitive damages award and claims that any punitive damages award released by the state reverts to plaintiff. On February 12, 2010, the trial court ruled that the state is not entitled to collect its sixty percent share of the punitive damages award. The court must still determine whether PM USA must pay the sixty percent share to plaintiff.

Security for Judgments

To obtain stays of judgments pending current appeals, as of February 19, 2010, PM USA has posted various forms of security totaling approximately $95 million, the majority of which has been collateralized with cash deposits that are included in other assets on the consolidated balance sheets.

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

In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, and that members of the decertified class could file individual actions against defendants within one year of issuance of the mandate. The court further declared the following Phase I findings are entitled to res judicata effect in such individual actions brought within one year of the issuance of the mandate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants’ cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to misrepresent information regarding the health effects or addictive nature of cigarettes with the intention of causing the public to rely on this information to their detriment; (vi) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vii) that all defendants sold or supplied cigarettes that were defective; and (viii) that defendants were negligent. The court also reinstated compensatory damages awards totaling approximately $6.9 million to two individual plaintiffs and found that a third plaintiff’s claim was barred by the statute of limitations. In February 2008, PM USA paid a total of $2,964,685, which represents its share of compensatory damages and interest to the two individual plaintiffs identified in the Florida Supreme Court’s order.

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of February 19, 2010, approximately 7,713 cases (3,275 state court cases and 4,438 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 9,522 plaintiffs (5,086 state court plaintiffs and 4,436 federal court plaintiffs). It is possible that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damages award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

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

Three federal district courts (in the Merlob, Brown and Burr cases) have ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) have been certified by the trial court for interlocutory review. The certification in both cases has been granted by the United States Court of Appeals for the Eleventh Circuit and the appeals have been consolidated. Argument was held on January 26, 2010. In February 2009, the appeal in Burr was dismissed for lack of prosecution. Engle progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 4,436 plaintiffs have been stayed pending interlocutory review by the Eleventh Circuit. State trial court judges have issued contrary rulings that allowed plaintiffs to use the Engle findings to establish elements of their claims and required certain defenses to be stricken.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and remains in effect until December 31, 2012.

As of February 19, 2010, six Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Four verdicts (see Hess, Barbanell, Campbell and

Naugle descriptions in the table above) were returned in favor of plaintiffs and two verdicts were returned in favor of PM USA (Gelep and Kalyvas). The plaintiff in Gelep initially appealed the defense verdict, but in September 2009 voluntarily dismissed her appeal. Engle progeny trial results are included in the totals provided in Trial Results above.

On January 12, 2010, the plaintiff in the J. Cohen case voluntarily dismissed the case with prejudice during trial after accepting PM USA’s offer of judgment in the amount of $1,000.

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

In February 2007, the Louisiana Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages included in the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded the case for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ petitions for writ of certiorari. Following the Louisiana Supreme Court’s denial of defendants’ petition for writ of certiorari, PM USA recorded a provision of $26 million in connection with the case and has recorded additional provisions of approximately $4.9 million related to accrued interest. In March 2008, plaintiffs filed a motion to execute the approximately $279 million judgment plus post-judgment interest or, in the alternative, for an order to the parties to submit revised damages figures. Defendants filed a motion to have judgment entered in favor of defendants based on accrual of all class member claims after September 1, 1988 or, in the alternative, for the entry of a case management order. In April 2008, the Louisiana Supreme Court denied defendants’ motion to stay proceedings and the defendants filed a petition for writ of certiorari with the United States Supreme Court. In June 2008, the United States Supreme Court denied the defendant’s petition. Plaintiffs filed a motion to enter judgment in the amount of approximately $280 million (subsequently changed to approximately $264 million) and defendants filed a motion to enter judgment in their favor dismissing the case entirely or, alternatively, to enter a case management order for a new trial. In July 2008, the trial court entered an Amended Judgment and Reasons for Judgment denying both motions, but ordering defendants to deposit into the registry of the court the sum of $263,532,762 plus post-judgment interest (which is approximately $107 million as of February 19, 2010) while stating, however, that the judgment award “may be satisfied with something less than a full cash payment now” and that the court would “favorably consider” returning unused funds annually to defendants if monies allocated for that year were not fully expended.

In September 2008, defendants filed an application for writ of mandamus or supervisory writ to secure the right to appeal with the Louisiana Circuit Court of Appeals. The appellate court, in November 2008, granted the defendants’ writ and directed the trial court to enter an order permitting the appeal and to set the appeal bond in accordance with Louisiana law. In December 2008, plaintiffs’ supervisory writ petition to the Louisiana Supreme Court was denied and the trial court entered an order permitting the appeal and approving a $50 million bond for all defendants in accordance with the Louisiana bond cap law discussed above. In April 2009, plaintiffs filed a cross-appeal seeking to reinstate the June 2004 judgment and to award the medical monitoring rejected by the jury. Argument before the Louisiana Court of Appeal, Fourth Circuit, was held in September 2009.

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

Two purported class actions pending against PM USA have been brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006 in the United States District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Neither claim seeks punitive damages. In Caronia, on February 11, 2010, the trial court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. Defendants’ motions for summary judgment and judgment on the pleadings and plaintiffs’ motion for class certification are pending in Donovan. In Donovan, the Supreme Judicial Court of Massachusetts heard arguments in June 2009 on the questions certified to it by the district court regarding medical monitoring and statute of limitations issues. In October 2009, the Supreme Judicial Court of Massachusetts, in answering the questions certified to it, held that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case has been remanded to federal court for further proceedings and is set for trial on July 5, 2010.

In November 2008, a purported class action naming PM USA, Altria Group, Inc. and the other major cigarette manufacturers as defendants was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of cigarette smokers who seek medical monitoring (Peoples). Plaintiffs alleged that the tobacco companies conspired to convince the National Cancer Institute (“NCI”) to not recommend spiral CT scans to screen for lung cancer and plaintiffs assert claims based on defendants’ purported violations of RICO. The complaint identified the purported class as all residents of the State of Georgia who, by virtue of their age and history of smoking cigarettes, are at increased risk for developing lung cancer; are 50 years of age or older; have cigarette smoking histories of 20 pack-years or more; and are covered by an insurance company, Medicare, Medicaid or a third party medical payor. Plaintiffs sought relief in the form of the creation of a fund for medical monitoring and punitive damages. In September 2009, the district judge entered judgment against plaintiffs and dismissed the case, concluding that plaintiffs failed to allege sufficient facts to state a claim for relief under RICO. The time for plaintiffs to file an appeal in Peoples has expired and the case has concluded. A similar purported class action (Jackson) was filed in the United States District Court for the Northern District of Georgia in May 2009. Altria Group, Inc. and PM USA are named as defendants. On February 9, 2010, the district court granted defendants’ motions to dismiss.

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). In June 2009, the trial court denied two of defendants’ motions for summary judgment in a health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA, USSTC and Altria Group, Inc. are defendants. Defendants’ other summary judgment motions, as well as plaintiffs’ motion for summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described below), are still pending. Trial is currently scheduled to begin no earlier than January 2011.

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare as Secondary Payer (“MSP”) provisions of the Social Security Act to recover from defendants Medicare expenditures allegedly incurred for the treatment of smoking-related diseases. Cases brought in New York (Mason), Florida (Glover) and Massachusetts (United Seniors Association) have been dismissed by federal courts. In April 2008, an action, National Committee to Preserve Social Security and Medicare, et al. v. Philip Morris USA, et al. (“National Committee I”), was brought under the MSP statute in the Circuit Court of the Eleventh Judicial Circuit of and for Miami County, Florida, but was dismissed voluntarily in May 2008. The action purported to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from April 19, 2002 to the present.

In May 2008, an action, National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al., was brought under the MSP statute in United States District Court for the Eastern District of New York. This action was brought by the same plaintiffs as National Committee I and similarly purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from May 21, 2002 to the present. In July 2008, defendants filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. In March 2009, the court granted defendants’ motion to dismiss. Plaintiffs noticed an appeal in May 2009 after the district court denied their motion for reconsideration.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, in Israel (1), the Marshall Islands (1 dismissed), and Canada (3) and other entities have stated that they are considering filing such actions. In September 2005, in the first of the three health care recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. In September 2009, the Province of Ontario, Canada, filed suit against a number of cigarette manufacturers based on previously adopted legislation nearly identical in substance to the New Brunswick health care cost recovery legislation. PM USA is named as a defendant in the British Columbia case, while Altria Group, Inc. and PM USA are named as defendants in the New Brunswick and Ontario cases. Several other provinces in Canada have enacted similar legislation or are in the process of enacting similar legislation. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion each year (excluding future annual payments, if any, under the National Tobacco Grower Settlement Trust discussed below), subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the years ended December 31, 2009 and December 31, 2008, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $5.0 billion and $5.5 billion, respectively.

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

Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that did not file declaratory judgment actions. Courts in all but one of the forty-six MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. One state court has ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. Several of these rulings may be subject to further review. PM USA, the other OPMs and approximately twenty-five other MSA-participating manufacturers have entered into an agreement regarding arbitration with over forty MSA states concerning the 2003 NPM Adjustment, including the states’ claims of diligent enforcement for 2003. The selection of the arbitration panel for the 2003 NPM Adjustment is currently underway. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM Adjustment by up to a corresponding percentage. Proceedings to determine state diligent enforcement claims for the years 2004 through 2008 have not yet been scheduled.

The availability and the precise amount of any NPM Adjustment for 2003, 2004, 2005, 2006, 2007 and 2008 will not be finally determined until late 2010 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA’s share would likely be applied as a credit against future MSA payments.

National Grower Settlement Trust

As part of the MSA, the settling defendants committed to work cooperatively with the tobacco-growing states to address concerns about the potential adverse economic impact of the MSA on tobacco growers and quota holders. To that end, in 1999, four of the major domestic tobacco product manufacturers, including PM USA, established the National Tobacco Growers Settlement Trust (“NTGST”), a trust fund to provide aid to tobacco growers and quota holders. The NTGST was to be funded by these four manufacturers over 12 years with payments, subject to application of various adjustments, scheduled to total $5.15 billion. Provisions of the NTGST allowed for offsets to the extent that industry-funded payments were made for the benefit of growers or quota holders as part of a legislated end to the federal tobacco quota and price support program.

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

Two of the grower states, Maryland and Pennsylvania, filed claims in the North Carolina state courts, asserting that the companies which established the NTGST (including PM USA) must continue making payments under the NTGST through 2010 for the benefit of Maryland and Pennsylvania growers (such continuing payments would represent slightly more than one percent of the originally scheduled payments that would have been due to the NTGST for the years 2005 through 2010) notwithstanding the offsets resulting from the FETRA payments. The North Carolina trial court held in favor of Maryland and Pennsylvania, and the companies (including PM USA) appealed. The North Carolina Court of Appeals, in December 2008, reversed the trial court ruling and entered summary judgment in favor of the companies. In January 2009, Maryland and Pennsylvania filed a notice of appeal to the North Carolina Supreme Court. On November 6, 2009, the North Carolina Supreme Court upheld the decision of the North Carolina Court of Appeals, ruling in favor of PM USA and the other companies. The period for filing an appeal has elapsed, concluding this litigation.

Other MSA-Related Litigation

PM USA was named as a defendant in an action brought in October 2008 in federal court in Kentucky by an MSA participating manufacturer that is not an OPM. Other defendants include various other participating manufacturers and the Attorneys General of all 52 states and territories that are parties to the MSA. The plaintiff alleged that certain of the MSA’s payment provisions discriminate against it in favor of certain other participating manufacturers in violation of the federal antitrust laws and the United States Constitution. The plaintiff also sought injunctive relief, alteration of certain MSA payment provisions as applied to it, treble damages under the federal antitrust laws, and/or rescission of its joinder in the MSA. The plaintiff also filed a motion for a preliminary injunction enjoining the states from enforcing the allegedly discriminatory payment provisions against it during the pendency of the action. In January 2009, the district court dismissed the complaint and denied plaintiff’s request for preliminary injunctive relief. On January 5, 2010, the court entered final judgment dismissing the case. On January 13, 2010, plaintiff filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.

In December 2008, PM USA was named as a defendant in an action seeking declaratory relief under the MSA. The action was filed in California state court by the same MSA participating manufacturer that filed the Kentucky action discussed in the preceding paragraph. Other defendants included the State of California and various other participating manufacturers. The plaintiff sought a declaratory judgment that its proposed amended adherence agreement with California and other states that are parties to the MSA was consistent with provisions in the MSA, and that the MSA’s limited most favored nations provision does not apply to the proposed agreement. Plaintiff sought no damages in this action. In July 2009, the court granted defendants’ motion for summary judgment and subsequently entered final judgment in favor of defendants on all claims asserted by plaintiff. Plaintiff then filed an appeal. The State of California informed the plaintiff and the appeals court on November 17, 2009 that it no longer intends to enter into the amended adherence agreement with the plaintiff. As a result, on December 23, 2009, the participating manufacturer defendants, including PM USA, filed a motion to dismiss the appeal as moot. On January 14, 2010, plaintiff voluntarily dismissed the appeal, concluding the litigation.

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

In another action, the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. On remand in that case, and in another case filed against the Louisiana Attorney General, trial courts have granted summary judgment for the Louisiana Attorney General. Both of those decisions are on appeal to the United States Court of Appeals for the Fifth Circuit.

The United States Courts of Appeals for the Sixth, Eighth, Ninth and Tenth Circuits have affirmed dismissals or grants of summary judgment in favor of state officials in four other cases asserting antitrust and constitutional challenges to the allocable share amendment legislation in those states. On December 30, 2009, the plaintiff in the Eighth Circuit case filed a petition for certiorari with the United States Supreme Court.

Another proceeding has been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement. A hearing on the merits concluded on February 14, 2010.

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

In September 2006, defendants filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit and in October 2006, a three judge panel of the Court of Appeals stayed the trial court’s judgment pending its review of the decision. Certain defendants, including PM USA and Altria Group, Inc., filed a motion to clarify the trial court’s August 2006 Final Judgment and Remedial Order. In March 2007, the trial court denied in part and granted in part defendants’ post-trial motion for clarification of portions of the court’s remedial order.

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

In July 2009, defendants filed petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. Defendants also filed a motion to vacate portions of the trial court’s judgment on the grounds of mootness because of the passage of legislation granting FDA broad authority over the regulation of tobacco products. In September 2009, the Court of Appeals entered three per curiam rulings. Two of them denied defendants’ petitions for panel rehearing or for rehearing en banc. In the third per curiam decision, the Court of Appeals denied defendants’ suggestion of mootness and motion for partial vacatur. In September 2009, defendants petitioned the Court of Appeals to issue a stay of its mandate pending the filing and disposition of petitions for writs of certiorari to the United States Supreme Court. In October 2009, the Court of Appeals granted the motion in part, staying the issuance of the mandate until December 28, 2009. On December 11, 2009, the Court of Appeals extended the stay of the mandate through the Supreme Court’s final disposition of defendants’ certiorari petitions. On February 19, 2010, PM USA and Altria Group, Inc. filed their certiorari petitions with the United States Supreme Court. In addition, the federal government filed its own certiorari petition, asking the court to reverse an earlier Court of Appeals decision and hold that civil RICO allows the trial court to order disgorgement as well as other equitable relief, such as smoking cessation remedies, designed to redress continuing consequences of prior RICO violations. The trial court’s judgment and remedial orders remain stayed.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the Federal Trade Commission (“FTC”), non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of February 19, 2010, a total of twenty-eight such cases were pending in the United States. Thirteen of these cases were pending in a multidistrict litigation proceeding in a single U.S. federal court. One of the cases is pending in federal court but is not part of the multidistrict litigation proceedings. The other fourteen cases were pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the FCLAA and dismissed the case. In August 2007, the United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment on federal preemption grounds and remanded the case to district court. The district court stayed the case pending the United States Supreme Court’s ruling on defendants’ petition for writ of certiorari with the United States Supreme Court, which was granted in January 2008. The case was stayed pending the United States Supreme Court’s decision. In December 2008, the United States Supreme Court ruled that plaintiffs’ claims are not barred by federal preemption. Although the Court rejected the argument that the FTC’s actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court’s decision was limited: it did not address the ultimate merits of plaintiffs’ claim, the viability of the action as a class action, or other state law issues. The case has been returned to the federal court in Maine for further proceedings and has been consolidated with other federal cases in the multidistrict litigation proceeding discussed below.

Certain Developments Since December 2008 Good Decision

Since the December 2008 U.S. Supreme Court decision in Good, and through February 19, 2010, twenty-one “Lights” class actions were served upon PM USA and Altria Group, Inc. These twenty-one cases were filed in 13 states and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA.

In April 2009, a petition was filed with the Judicial Panel on Multidistrict Litigation (“JPMDL”) to transfer and consolidate pretrial proceedings in a number of “Lights” class actions. In September 2009, the JPMDL granted this motion and ordered that eight “Lights” cases be transferred to the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”). Since the September 2009 order was entered, the JPMDL has transferred additional cases to the MDL proceeding. Plaintiffs in some of these cases chose to dismiss their cases following the transfer to the MDL proceedings. As of February 19, 2010, thirteen cases against Altria Group, Inc. and/or PM USA were pending in or awaiting transfer to the MDL proceeding. These cases, and the states in which each originated, are: Biundo (Illinois), Corse (Tennessee), Domaingue (New York), Good (Maine), Haubrich (Pennsylvania), Mirick (Mississippi), Mulford (New Mexico), Parsons (District of Columbia), Slater (the District of Columbia), Tang (New York), Tyrer (California), Williams (Arkansas) and Wyatt (formerly Nikolic) (Wisconsin).

The cases voluntarily dismissed without prejudice by plaintiffs from the MDL proceeding as of February 19, 2010 are: Alcorn (Tennessee), Boyd (Florida), Fray (Colorado), Gisick (Kansas), Hanson

(Texas), LeBoeuf (Louisiana), Moos (Kansas), Newman (Louisiana), Robinson (Louisiana), Rosenthal (Florida), Salazar (Texas) and Weber (Pennsylvania).

On November 20, 2009, plaintiffs in the MDL proceeding filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). On January 22, 2010, PM USA filed a motion for summary judgment regarding plaintiffs’ claims for purchases made after December 1, 2002.

The September 2009 consolidation order by the JPMDL denied the application as to three cases (Cleary, Caronia and Schwab).

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, 13 courts in 14 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

Trial courts in Arizona, Kansas, New Jersey, New Mexico, Oregon, Tennessee and Washington have refused to grant class certification or have dismissed plaintiffs’ class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act.

Several appellate courts have issued rulings that either affirmed rulings in favor of Altria Group, Inc. and/or PM USA or reversed rulings entered in favor of plaintiffs. In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois has overturned a judgment that awarded damages to a certified class in the Price case. See The Price Case below for further discussion. In Louisiana, the United States Court of Appeals for the Fifth Circuit dismissed a purported “Lights” class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA. In New York, the United States Court of Appeals for the Second Circuit overturned a decision by a New York trial court in Schwab that denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled “Light” or “Lights.” In Ohio, the Ohio Supreme Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed both cases in August 2009. In Oregon (Pearson), a state court denied plaintiff’s motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. Argument is set to be held on April 9, 2010. The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice. Plaintiffs in the New Mexico case (Mulford) renewed their motion for class certification, which motion was denied by the federal district court in March 2009, with leave to file a new motion for class certification.

Other Developments

In Cleary, which is pending in an Illinois federal court, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the case to state court. In September 2009, the court issued its ruling on PM USA’s and the remaining defendants’ motion for summary judgment as to all “Lights” claims. The court granted the motion as to all defendants except

PM USA. As to PM USA, the court granted the motion as to all “Lights” and other low tar brands other than Marlboro Lights. As to Marlboro Lights, the court ordered briefing on why the 2002 state court order dismissing the Marlboro Lights claims should not be vacated based upon Good. On January 13, 2010, the court vacated the previous dismissal. On February 1, 2010, the court granted summary judgment in favor of defendants as to all claims except for the Marlboro Lights claims, based on the statute of limitations and deficiencies relating to the named plaintiffs. With respect to plaintiffs’ addiction claims, the court gave plaintiffs until March 18, 2010 to propose a new class representative. On February 23, 2010, the court denied plaintiffs’ motion for class certification of all three proposed classes. The court gave plaintiffs leave to reinstate their motion as to one proposed class if plaintiffs identified a new class representative by March 18, 2010.

On December 4, 2009, the state trial court in the Holmes case (pending in Delaware), denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the 2005 Illinois Supreme Court judgment, contending that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. Argument was held on February 2, 2010.

In June 2009, the plaintiff in an individual smoker lawsuit (Kelly) brought on behalf of an alleged smoker of “Lights” cigarettes in Madison County, Illinois state court filed a motion seeking a declaration that (1) his claims under the Illinois Consumer Fraud Act are not barred by the exemption in that statute based on his assertion that the Illinois Supreme Court’s decision in Price is no longer good law in light of the decisions by the U.S. Supreme Court in Good and Watson, and (2) their claims are not preempted in light of the U.S. Supreme Court’s decision in Good. In September 2009, the court granted plaintiff’s motion as to federal preemption, but denied it with respect to the state statutory exemption.

Trial Court Class Certifications

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. Significant developments in these cases include:

•

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In December 2008, subsequent to the United States Supreme Court’s decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. In January 2009, PM USA notified the Massachusetts Supreme Judicial Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the state law statutory exemption issue. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. On January 15, 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above).

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In October 2009, the trial court denied plaintiffs’ motion for partial summary judgment, filed in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In October 2009, the trial court granted PM USA’s motion for partial summary judgment, filed in August 2009, as to all consumer protection counts and, on December 4, 2009, dismissed the case in its entirety. Plaintiffs have appealed.

•

Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. On December 17, 2009, the trial court denied plaintiff’s motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 – 2003. The court set a trial date for January 2011. On January 27, 2010, PMUSA filed a motion for partial summary judgment regarding plaintiffs’ request for punitive damages.

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

In the Miner case, which is pending in a state court in Arkansas, plaintiffs in August 2007 renewed their motion for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas. In October 2007, the court denied PM USA’s motion to dismiss on procedural grounds and the court entered a case management order.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of February 19, 2010, two separate cases were pending, one in Kansas and one in New Mexico, in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. Altria Group, Inc. is a defendant in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. In November 2008, the New Mexico Court of Appeals reversed the trial court decision granting summary judgment as to certain defendants, including PM USA. In February 2009, the New Mexico Supreme Court granted the petition for writ of certiorari filed by PM USA and other defendants. Argument was held on February 22, 2010. The case in Kansas is pending; there is no trial date.

Cases Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a California law, which inter alia limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations (“Proposition 64”). In two July 2006 opinions, the California Supreme Court held Proposition 64 applicable to pending cases (the “Proposition 64 Cases”). Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. In May 2009, the California Supreme Court reversed the trial court decision that was affirmed by the appellate court and remanded the case to the trial court. Defendants filed a rehearing petition in June 2009. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. In October 2009, the trial court began review of the question whether it should reconsider its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs’ “Lights” claims on the basis of judicial decisions issued since its order was issued, including the United States Supreme Court’s ruling in Good. A hearing is scheduled for March 11, 2010.

In May 2004, a lawsuit (Gurevitch) was filed in California state court on behalf of a purported class of all California residents who purchased the Merit brand of cigarettes since July 2000 to the present alleging that defendants, including PM USA, violated California’s Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices, including false and misleading advertising. The complaint also alleges violations of California’s Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement, restitution, and attorneys’ fees. In July 2005, defendants’ motion to dismiss was granted; however, plaintiffs’ motion for leave to amend the complaint was also granted, and plaintiffs filed an amended complaint in September 2005. In October 2005, the court stayed this action pending the California Supreme Court’s rulings in the Proposition 64 Cases. In September 2006, the stay was lifted and defendants filed their demurrer to plaintiffs’ amended complaint. In March 2007, the court, without ruling on the demurrer, again stayed the action pending rulings from the California Supreme Court in another case involving Proposition 64 (Brown, described above) that is relevant to PM USA’s demurrer. After the California Supreme Court’s decision in Brown, the case reactivated and in August 2009, PM USA filed its demurrer to plaintiffs’ amended complaint. On November 29, 2009, the court sustained PM USA’s demurrer to all of plaintiffs’ claims, dismissing the case in its entirety. The period for filing an appeal has expired, concluding this litigation.

Ignition Propensity Cases: PM USA is currently a defendant in six wrongful death actions in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case pending in federal court in Massachusetts (Sarro), the district court in August 2009 granted in part PM USA’s motion to dismiss, but ruled that two claims unrelated to product design could go forward. On January 13, 2010, plaintiff filed a motion for reconsideration or to certify questions to the Massachusetts Supreme Judicial Court. In a Kentucky federal court case (Walker), the court dismissed plaintiffs’ claims in February 2009 and plaintiffs subsequently filed a notice of appeal. The appeal is pending before the United States Court of Appeals for the Sixth Circuit. The four remaining actions are Green and Hallmark (each filed in April 2009 in Alabama state court), Kerr (filed in Mississippi state court in February 2009 and removed by PM USA to Mississippi federal court in July 2009) and Villarreal (filed in Texas state court in July 2009 against Altria Group, Inc. and PM USA and removed by PM USA to federal court in August 2009). In Villarreal, plaintiff’s motion to remand to state court was granted on January 29, 2010.

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

Third, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction, and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in an action in Florida (Vassallo) and in an action in Connecticut (Hill). Trial in the Hill case is set to commence in December 2010.

Antitrust Litigation

Following a previous antitrust action brought against UST and certain of its tobacco subsidiaries by a competitor, Conwood Company L.P., UST and certain of its tobacco subsidiaries were named as defendants in certain actions brought by indirect purchasers (consumers) in a number of jurisdictions. As indirect purchasers of USSTC’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed classes, plaintiffs in those actions alleged, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the applicable states, that UST and certain of its tobacco subsidiaries violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. In connection with these actions, plaintiffs sought to recover compensatory and statutory damages in an amount not to exceed $75,000 per purported class member or per class member, and certain other relief. The indirect purchaser actions, as filed, were similar in all material respects.

The indirect purchaser actions have been settled in all jurisdictions. Pursuant to the settlements in all jurisdictions except California and Massachusetts, adult consumers received coupons redeemable on future purchases of USSTC’s moist smokeless tobacco products, and UST agreed to pay all related administrative costs and plaintiffs’ attorneys’ fees. As of January 31, 2010, UST has recognized a liability of approximately $7.4 million, reflecting the costs attributable to coupons previously distributed to Kansas, New Hampshire, New York and Wisconsin class members, which are redeemable on future purchases of USSTC’s moist smokeless tobacco products. The California and Massachusetts settlements were for cash only and did not involve distribution of coupons.

Other Litigation

In September 2008, plaintiffs filed a purported class action on behalf of a purported class of UST stockholders in Superior Court in Connecticut to enjoin the proposed acquisition of UST by Altria Group, Inc., alleging, among other things, that UST and/or nine of its directors had violated their fiduciary duties by agreeing to the terms of the acquisition and that Altria Group, Inc. had aided and abetted in the alleged violation. In October 2008, plaintiffs amended the complaint to add allegations concerning UST’s definitive proxy statement and certain benefits payable to UST’s officers in connection with the transaction. The amended complaint also included aiding and abetting claims against UST. In December 2008, the parties entered into a Memorandum of Understanding to settle this lawsuit and resolve all claims. The settlement received final court approval in October 2009. The settlement amount was immaterial.

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

In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim refunds on a portion of these tax payments and associated interest for the years 1996 and 1997. In July 2009, the jury returned a unanimous verdict in favor of the IRS and subsequently Altria Group, Inc. filed motions for judgment as a matter of law or, in the alternative, for a new trial.

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

Based on Notices of Proposed Adjustments received by Altria Group, Inc., we expect that the IRS will challenge and disallow tax benefits claimed by Altria Group, Inc. with respect to the leases subject to the recent jury verdict plus other PMCC leveraged lease transactions characterized by the IRS as LILOs and SILOs, including benefits claimed from LILO and SILO transactions entered into during both the 1996 – 1999 years and the 2000 – 2003 years. Altria Group, Inc. plans to contest proposed leveraged lease adjustments made by the IRS. The total disallowance for 2000 – 2003 for these leases in federal income tax and related interest would be approximately $1.0 billion.

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

The payment, if any, of the foregoing amounts would depend upon the timing and outcome of the ongoing 2000 – 2003 audit and future IRS audits and any related administrative challenges or litigation.

LILO and SILO transactions represent approximately 40% of the Net Finance Assets of PMCC’s lease portfolio. PMCC entered into no LILO or SILO transactions after 2003.

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

Guarantees

At December 31, 2009, Altria Group, Inc. had a $12 million third-party guarantee, related to a divestiture, which was recorded as a liability on its consolidated balance sheet. This guarantee has no specified expiration date. Altria Group, Inc. is required to perform under this guarantee in the event that a third party fails to make contractual payments. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2009, subsidiaries of Altria Group, Inc. were also contingently liable for $25 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI, entered into in connection with the PMI spin-off, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its consolidated balance sheet at December 31, 2009 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 23. Condensed Consolidating Financial Information to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2009 Annual Report, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities and borrowings under its revolving credit agreements and its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, UST completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which UST holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, UST entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require UST to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement becomes exercisable beginning September 11, 2010. As of December 31, 2009, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of UST. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the consolidated balance sheet at December 31, 2009.

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

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended December 31, 2009, was as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2009 – October 31, 2009	20,669	$18.26	—	$2,834,083,553
November 1, 2009 – November 30, 2009	193,890	$18.65	—	$2,834,083,553
December 1, 2009 – December 31, 2009	—	$—	—	$2,834,083,553

For the Quarter Ended December 31, 2009	214,559	$18.61

(1)	Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

(2)	During 2008, Altria Group, Inc. repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share, pursuant to the $4.0 billion (2008 to 2010) share repurchase program announced on January 30, 2008, modified on September 8, 2008 and suspended indefinitely in September 2009. No shares were repurchased during 2009 under this program. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

The principal stock exchange on which Altria Group, Inc.’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange. At January 29, 2010, there were approximately 93,000 holders of record of Altria Group, Inc.’s common stock.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on pages 79 to 80 of the 2009 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2005-2009 appearing under the caption “Selected Financial Data – Five Year Review” on page 18 of the 2009 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 81 to 106 of the 2009 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Market Risk” on pages 103 to 104 of the 2009 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2009 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on pages 79 to 80 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

See pages 107 to 108 of Exhibit 13 for the Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control over Financial Reporting incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to Altria Group, Inc.’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 20, 2010 that will be filed with the SEC on or about April 9, 2010 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 24, 2010:

Name	Office	Age
Martin J. Barrington	Executive Vice President and Chief Compliance and Administrative Officer	56
David R. Beran	Executive Vice President and Chief Financial Officer	55
Nancy E. Brennan	Senior Vice President, Marketing, Altria Client Services Inc.	57
William F. Gifford, Jr.	President and Chief Executive Officer, Philip Morris USA Inc.	39
Louanna O. Heuhsen	Vice President, Corporate Governance and Associate General Counsel	59
Craig A. Johnson	Executive Vice President	57
Denise F. Keane	Executive Vice President and General Counsel	58
Salvatore Mancuso	Vice President and Treasurer	44
John R. Nelson	Executive Vice President and Chief Technology Officer	58
Peter P. Paoli	President and Chief Executive Officer, U.S. Smokeless Tobacco Company LLC	52
W. Hildebrandt Surgner, Jr.	Corporate Secretary and Senior Assistant General Counsel	44
Michael E. Szymanczyk	Chairman of the Board and Chief Executive Officer	61
Linda M. Warren	Vice President and Controller	61
Howard A. Willard III	Executive Vice President, Strategy and Business Development	46

All of the above-mentioned officers have been employed by Altria Group, Inc. or its subsidiaries in various capacities during the past five years, except for Ms. Heuhsen, who joined in 2008 after serving as a partner in the law firm of Hunton & Williams LLP, and Mr. Surgner, who rejoined in 2006 after serving as Vice President, General Counsel and Corporate Secretary of Tredegar Corporation.

Codes of Conduct and Corporate Governance

Altria Group, Inc. has adopted the Altria Code of Conduct for Compliance and Integrity, which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Conduct applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Altria Group, Inc. has also adopted a code of business conduct and ethics that applies to the members of its Board of Directors. These documents are available free of charge on Altria Group, Inc.’s website at www.altria.com.

In addition, Altria Group, Inc. has adopted corporate governance guidelines and charters for its Audit, Compensation and Nominating, Corporate Governance and Social Responsibility Committees and the other committees of the Board of Directors. All of these documents are available free of charge on Altria Group, Inc.’s web site at www.altria.com. Any waiver granted by Altria Group, Inc. to its principal executive officer, principal financial officer or controller under the code of ethics, or certain amendments to the code of ethics, will be disclosed on Altria Group, Inc.’s website at www.altria.com.

The information on the respective web sites of Altria Group, Inc. and its subsidiaries is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings Altria Group, Inc. makes with the SEC.

Item 11.	Executive Compensation.

Refer to “Compensation Committee Matters” and “Compensation of Directors” sections of the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Refer to “Ownership of Equity Securities” and “Equity Compensation Plan Information” sections of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	2009 Annual Report Page
Data incorporated by reference to Altria Group, Inc.’s 2009 Annual Report:

Consolidated Statements of Earnings for the years ended December 31, 2009, 2008 and 2007	–	19

Consolidated Balance Sheets at December 31, 2009 and 2008	–	20 - 21

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	–	22 - 23

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	–	24

Notes to Consolidated Financial Statements	–	25 - 80

Report of Independent Registered Public Accounting Firm	–	107

Report of Management on Internal Control Over Financial Reporting	–	108

Data submitted herein:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1

Financial Statement Schedule—Valuation and Qualifying Accounts	S-2

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of this Report:

2.1	Distribution Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of January 31, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 31, 2007 (File No. 1-08940).

2.2	Distribution Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of January 30, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2008 (File No. 1-08940).

2.3	Agreement and Plan of Merger by and among UST Inc., Altria Group, Inc., and Armchair Merger Sub, Inc., dated as of September 7, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 8, 2008 (File No. 1-08940).

2.4	Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 7, 2008, by and among UST Inc., Altria Group, Inc., and Armchair Merger Sub, Inc., dated as of October 2, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 3, 2008 (File No. 1-08940).

3.1	Articles of Amendment to the Restated Articles of Incorporation of Altria Group, Inc. and Restated Articles of Incorporation of Altria Group, Inc. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).

3.2	Amended and Restated By-laws of Altria Group, Inc. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 22, 2010 (File No. 1-08940).

4.1	Indenture between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of December 2, 1996. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3/A filed on January 29, 1998 (No. 333-35143).

4.2	First Supplemental Indenture to Indenture, dated as of December 2, 1996, between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of February 13, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 15, 2008 (File No. 1-08940).

4.3	Indenture among Altria Group, Inc., as Issuer, Philip Morris USA Inc., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of November 4, 2008. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3 filed on November 4, 2008 (No. 333-155009).

4.4	5-Year Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Credit Suisse First Boston, Cayman Islands Branch and Deutsche Bank Securities Inc., as Syndication Agents and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC, as Arrangers and Documentation Agents, dated as of April 15, 2005. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on April 20, 2005 (File No. 1-08940).

4.5	Consent and Waiver, dated as of June 25, 2009, to the 5-Year Revolving Credit Agreement, dated as of April 15, 2005, among Altria Group, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Credit Suisse First Boston, Cayman Islands Branch and Deutsche Bank Securities Inc., as Syndication Agents, and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC, as Arrangers and Documentation Agents. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).

4.6	3-Year Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Barclays Capital, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as Syndication Agents and Banco Santander, S.A., New York Branch, The Bank of Nova Scotia, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc. and The Royal Bank of Scotland plc, as Documentation Agents, dated as of November 20, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 23, 2009 (File No. 1-08940).

4.7	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	Comprehensive Settlement Agreement and Release related to settlement of Mississippi health care cost recovery action, dated as of October 17, 1997. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.2	Settlement Agreement related to settlement of Florida health care cost recovery action, dated August 25, 1997. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 3, 1997 (File No. 1-08940).

10.3	Comprehensive Settlement Agreement and Release related to settlement of Texas health care cost recovery action, dated as of January 16, 1998. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 1998 (File No. 1-08940).

10.4	Settlement Agreement and Stipulation for Entry of Judgment regarding the claims of the State of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.5	Settlement Agreement and Release regarding the claims of Blue Cross and Blue Shield of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.6	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order regarding the settlement of the Mississippi health care cost recovery action, dated as of July 2, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.7	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Texas health care cost recovery action, dated as of July 24, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Florida health care cost recovery action, dated as of September 11, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-08940).

10.9	Master Settlement Agreement relating to state health care cost recovery and other claims, dated as of November 23, 1998. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 25, 1998, as amended by Form 8-K/A filed on December 24, 1998 (File No. 1-08940).

10.10	Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters, dated as of May 7, 2001. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 8, 2001 (File No. 1-08940).

10.11	Stock Purchase Agreement by and among Altria Group, Inc., Bradford Holdings, Inc. and John Middleton, Inc., dated as of October 31, 2007. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 1-08940).

10.12	Employee Matters Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.13	Tax Sharing Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.14	Transition Services Agreement by and between Altria Corporate Services, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.15	Intellectual Property Agreement by and between Philip Morris International Inc. and Philip Morris USA Inc., dated as of January 1, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.16	Employee Matters Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.17	Tax Sharing Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.18	Transition Services Agreement by and between Altria Corporate Services, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.19	364-Day Bridge Loan Agreement among Altria Group, Inc. and the Initial Lenders named therein and Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc. as Administrative Agents, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Syndication Agents and Credit Suisse, Cayman Islands Branch and Deutsche Bank Securities Inc., as Arrangers and Documentation Agents, dated as of January 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 1, 2008 (File No. 1-08940).

10.20	Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the 5-Year Revolving Credit Agreement, dated as of April 15, 2005, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of September 8, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 8, 2008 (File No. 1-08940).

10.21	Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the Bridge Loan Agreement, dated as of January 28, 2008, among Altria Group, Inc., the lenders named therein, and Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Administrative Agents, dated as of September 8, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 8, 2008 (File No. 1-08940).

10.22	Commitment Letter among Altria Group, Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Credit Partners L.P. and Goldman Sachs Bank USA, dated as of September 7, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 8, 2008 (File No. 1-08940).

10.23	Amended and Restated Commitment Letter among Altria Group, Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Credit Partners L.P. and Goldman Sachs Bank USA, dated as of October 20, 2008. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No. 1-08940).

10.24	364-Day Bridge Loan Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Goldman Sachs Credit Partners L.P., as Administrative Agents, Citicorp North America, Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., Santander Investment Securities Inc., HSBC Securities (USA) Inc. and The Bank of Nova Scotia, as Syndication Agents, and Citigroup Global Markets Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., Santander Investment Securities Inc., HSBC Securities (USA) Inc. and The Bank of Nova Scotia, as Co-arrangers, dated as of December 19, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on December 22, 2008 (File No. 1-08940).

10.25	364-Day Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Barclays Capital, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as Syndication Agents and Banco Santander, S.A., New York Branch, The Bank of Nova Scotia, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc. and The Royal Bank of Scotland plc, as Documentation Agents, dated as of November 20, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 23, 2009 (File No. 1-08940).

10.26	Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the 364-Day Revolving Credit Agreement, dated as of November 20, 2009, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of November 20, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 23, 2009 (File No. 1-08940).

10.27	Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the 3-Year Revolving Credit Agreement, dated as of November 20, 2009, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of November 20, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 23, 2009 (File No. 1-08940).

10.28	Financial Counseling Program.

10.29	Benefit Equalization Plan, effective as of September 2, 1974, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-09840).

10.30	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).

10.31	Form of Supplemental Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).

10.32	Automobile Policy. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.33	Supplemental Management Employees’ Retirement Plan of Altria Group, Inc., effective as of October 1, 1987, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08940).

10.34	Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996, as amended.

10.35	Form of Executive Master Trust between Altria Group, Inc., JPMorgan Chase Bank and Handy Associates. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-08940).

10.36	1997 Performance Incentive Plan, effective on May 1, 1997. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 10, 1997 (File No. 1-08940).

10.37	Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).

10.38	Survivor Income Benefit Equalization Plan, effective as of January 1, 1985, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).

10.39	2000 Performance Incentive Plan, effective on May 1, 2000. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 10, 2000 (File No. 1-08940).

10.40	2000 Stock Compensation Plan for Non-Employee Directors, as amended and restated as of March 1, 2003. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).

10.41	2005 Performance Incentive Plan, effective on May 1, 2005. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 14, 2005 (File No. 1-08940).

10.42	Deferred Fee Plan for Non-Employee Directors, as amended and restated effective April 24, 2008. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008(File No. 1-08940).

10.43	Stock Compensation Plan for Non-Employee Directors, as amended and restated effective April 24, 2008. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08940).

10.44	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A), as amended and restated effective as of January 1, 1996. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-08940).

10.45	Agreement among Altria Group, Inc., PM USA and Michael E. Szymanczyk, dated as of May 15, 2002. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-08940).

10.46	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.47	Form of Deferred Stock Agreement, dated as of January 25, 2006. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).

10.48	Form of Restricted Stock Agreement, dated as of January 25, 2006. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-08940).

10.49	Form of Deferred Stock Agreement, dated as of January 31, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 2, 2007 (File No. 1-08940).

10.50	Form of Deferred Stock Agreement, dated as of January 30, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 5, 2008 (File No. 1-08940).

10.51	Form of Restricted Stock Agreement, dated as of April 23, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on April 29, 2008 (File No. 1-08940).

10.52	Form of Restricted Stock Agreement, dated as of January 27, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 29, 2009 (File No. 1-08940).

10.53	Form of Restricted Stock Agreement, dated as of December 31, 2009.

10.54	Time Sharing Agreement between Altria Group, Inc. and Michael E. Szymanczyk, dated January 28, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 29, 2009 (File No. 1-08940).

10.55	First Amendment to the Time Sharing Agreement between Altria Group, Inc. and Michael E. Szymanczyk, dated November 12, 2009.

12	Statements regarding computation of ratios.

13	Pages 17 to 108 of the 2009 Annual Report, but only to the extent set forth in Items 1, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2009 Annual Report is not to be deemed “filed” as part of this Report.

21	Subsidiaries of Altria Group, Inc.

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters and Recent Developments.

99.2	Trial Schedule.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/s/ MICHAEL E. SZYMANCZYK
(Michael E. Szymanczyk Chairman of the Board and Chief Executive Officer)

Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ MICHAEL E. SZYMANCZYK (Michael E. Szymanczyk)	Director, Chairman of the Board and Chief Executive Officer	February 24, 2010

/s/ DAVID R. BERAN (David R. Beran)	Executive Vice President and Chief Financial Officer	February 24, 2010

/S/ LINDA M. WARREN (Linda M. Warren)	Vice President and Controller	February 24, 2010

* ELIZABETH E. BAILEY, GERALD L. BALILES, JOHN T. CASTEEN III, DINYAR S. DEVITRE, THOMAS F. FARRELL II, ROBERT E. R. HUNTLEY, THOMAS W. JONES, GEORGE MUÑOZ, NABIL Y. SAKKAB	Directors

*By:	/s/ MICHAEL E. SZYMANCZYK (MICHAEL E. SZYMANCZYK ATTORNEY-IN-FACT)	February 24, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altria Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated January 28, 2010 appearing in the 2009 Annual Report to Shareholders of Altria Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

January 28, 2010

S-1

ALTRIA GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2009:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$593	$—	$593	$—
Allowance for doubtful accounts	3	—	—	—	3
Allowance for returned goods	4	104	15	76	47

	$7	$697	$15	$669	$50

FINANCIAL SERVICES:
Allowance for losses	$304	$15	$—	$53	$266

2008:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$492	$—	$492	$—
Allowance for doubtful accounts	3	—	—	—	3
Allowance for returned goods	2	6	—	4	4

	$5	$498	$—	$496	$7

FINANCIAL SERVICES:
Allowance for losses	$204	$100	$—	$—	$304

2007:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$493	$—	$493	$—
Allowance for doubtful accounts	6	—	1	4	3
Allowance for returned goods	1	3	—	2	2

	$7	$496	$1	$499	$5

FINANCIAL SERVICES:
Allowance for losses	$480	$—	$—	$276	$204

Notes:

(a)	Primarily related to acquisitions.

(b)	Represents charges for which allowances were created.

S-2