Form 10-Q
period 2010-03-31
ALTRIA GROUP, INC.
filed 2010-04-28
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At April 19, 2010, there were 2,082,565,977 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Consumer products
Cash and cash equivalents	$3,290	$1,871

Receivables (less allowances of $3 in 2010 and 2009)	170	96

Inventories:
Leaf tobacco	984	993
Other raw materials	160	157
Work in process	281	293
Finished product	388	367

	1,813	1,810

Deferred income taxes	1,261	1,336
Other current assets	504	660

Total current assets	7,038	5,773

Property, plant and equipment, at cost	6,012	6,144
Less accumulated depreciation	3,377	3,460

	2,635	2,684

Goodwill	5,174	5,174
Other intangible assets, net	12,132	12,138
Investment in SABMiller	5,177	4,980
Other assets	1,102	1,097

Total consumer products assets	33,258	31,846

Financial services
Finance assets, net	4,715	4,803
Other assets	26	28

Total financial services assets	4,741	4,831

TOTAL ASSETS	$37,999	$36,677

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
LIABILITIES
Consumer products
Short-term borrowings	$200	$-
Current portion of long-term debt	775	775
Accounts payable	311	494
Accrued liabilities:
Marketing	460	467
Taxes, except income taxes	364	318
Employment costs	92	239
Settlement charges	4,712	3,635
Other	1,189	1,354
Income taxes	204
Dividends payable	733	710

Total current liabilities	9,040	7,992

Long-term debt	11,185	11,185
Deferred income taxes	4,468	4,383
Accrued pension costs	1,157	1,157
Accrued postretirement health care costs	2,347	2,326
Other liabilities	1,223	1,248

Total consumer products liabilities	29,420	28,291

Financial services
Deferred income taxes	4,013	4,180
Other liabilities	269	102

Total financial services liabilities	4,282	4,282

Total liabilities	33,702	32,573

Contingencies (Note 12)

Redeemable noncontrolling interest	32	32

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,820	5,997
Earnings reinvested in the business	22,683	22,599
Accumulated other comprehensive losses	(1,491)	(1,561)
Cost of repurchased stock (723,486,547 shares in 2010 and 729,932,673 shares in 2009)	(23,684)	(23,901)

Total stockholders’ equity attributable to Altria Group, Inc.	4,263	4,069

Noncontrolling interests	2	3

Total stockholders’ equity	4,265	4,072

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,999	$36,677

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Net revenues	$5,760	$4,523
Cost of sales	1,867	1,770
Excise taxes on products	1,809	711

Gross profit	2,084	2,042
Marketing, administration and research costs	641	717
Exit costs	7	128
Amortization of intangibles	6	6

Operating income	1,430	1,191
Interest and other debt expense, net	287	336
Earnings from equity investment in SABMiller	(138)	(106)

Earnings before income taxes	1,281	961
Provision for income taxes	468	372

Net earnings	$813	$589

Per share data:
Basic earnings per share	$0.39	$0.28

Diluted earnings per share	$0.39	$0.28

Dividends declared	$0.35	$0.32

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2009 and

the Three Months Ended March 31, 2010

(in millions of dollars, except per share data)

(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehen- sive Losses	Cost of Repurchased Stock	Compre- hensive Earnings	Non- controlling Interests	Total Stock- holders’ Equity
Balances, December 31, 2008	$935	$6,350	$22,131	$(2,181)	$(24,407)	$-	$-	$2,828
Comprehensive earnings:
Net earnings			3,206			3,206	1	3,207
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				3		3		3
Change in net loss and prior service cost				375		375		375
Ownership share of SABMiller other comprehensive earnings				242		242		242

Total other comprehensive earnings						620	-	620

Total comprehensive earnings (1)						3,826	1	3,827

Exercise of stock options and other stock award activity		(353)			506			153
Cash dividends declared ($1.32 per share)			(2,738)					(2,738)
Other							2	2

Balances, December 31, 2009	935	5,997	22,599	(1,561)	(23,901)		3	4,072
Comprehensive earnings:
Net earnings			813			813		813
Other comprehensive earnings, net of income taxes:
Change in net loss and prior service cost				31		31		31
Ownership share of SABMiller other comprehensive earnings				39		39		39

Total other comprehensive earnings						70	-	70

Total comprehensive earnings						883	-	883

Exercise of stock options and other stock award activity		(177)			217			40
Cash dividends declared ($0.35 per share)			(729)					(729)
Other							(1)	(1)

Balances, March 31, 2010	$935	$5,820	$22,683	$(1,491)	$(23,684)		$2	$4,265

(1)	Total comprehensive earnings were $599 million for the quarter ended March 31, 2009, all of which were comprehensive earnings attributable to Altria Group, Inc.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$804	$518
- Financial services	9	71

Net earnings	813	589

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	69	78
Deferred income tax provision	69	81
Earnings from equity investment in SABMiller	(138)	(106)
Exit costs, net of cash paid	(77)	55
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	(58)	18
Inventories	(3)	(168)
Accounts payable	(8)	(6)
Income taxes	341	258
Accrued liabilities and other current assets	(176)	133
Accrued settlement charges	1,077	1,046
Pension plan contributions	(6)	(19)
Pension provisions and postretirement, net	50	69
Other	38	21
Financial services
Deferred income tax benefit	(167)	(358)
Other	217	352

Net cash provided by operating activities	2,041	2,043

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(38)	$(43)
Acquisition of UST LLC, net of acquired cash		(10,244)
Other	15	(58)
Financial services
Proceeds from finance assets	40	464

Net cash provided by (used in) investing activities	17	(9,881)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance of short-term borrowings	200	630
Long-term debt issued		4,221

Dividends paid on Altria Group, Inc. common stock	(706)	(661)
Issuance of Altria Group, Inc. common stock	21	11
Financing fees and debt issuance costs		(132)
Other	(154)	(289)

Net cash (used in) provided by financing activities	(639)	3,780

Cash and cash equivalents:

Increase (decrease)	1,419	(4,058)

Balance at beginning of period	1,871	7,916

Balance at end of period	$3,290	$3,858

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Background and Basis of Presentation:

Background

At March 31, 2010, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.2% economic and voting interest in SABMiller plc (“SABMiller”) at March 31, 2010. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries.

As discussed in Note 2. UST Acquisition, on January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST, whose direct and indirect wholly-owned subsidiaries include U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”). As a result of the acquisition, UST has become an indirect wholly-owned subsidiary of Altria Group, Inc.

In February 2010, Altria Group, Inc.’s Board of Directors approved a 2.9% increase in the quarterly dividend to $0.35 per common share. The present annualized dividend rate is $1.40 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report to Shareholders and which are incorporated by reference into Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2.  UST Acquisition:

On January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST. The transaction was valued at approximately $11.7 billion, which represented a purchase price of $10.4 billion and included the assumption of approximately $1.3 billion of debt, which together with acquisition-related costs and payments of approximately $0.6 billion (consisting primarily of financing fees, the funding of UST’s non-qualified pension plans, investment banking fees and the early retirement of UST’s revolving credit facility), represented a total cash outlay of approximately $11 billion. Additionally, costs incurred to effect the acquisition, as well as costs to restructure UST, are being recognized as expenses in the periods in which the costs are incurred. For the three months ended March 31, 2010 and 2009, Altria Group, Inc. incurred acquisition-related charges, as well as restructuring and integration costs consisting of the following:

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Exit costs	$ 2	$ 103
Integration costs	8	16
Inventory adjustments	5	17
Financing fees		87
Transaction costs		60

Total	$ 15	$ 283

Total acquisition-related charges, as well as restructuring and integration costs incurred since the September 2008 announcement of the acquisition, were $511 million. During the remainder of 2010, Altria Group, Inc. expects to incur additional charges and costs of approximately $35 million related to the acquisition of UST.

UST’s financial position and results of operations have been consolidated with Altria Group, Inc. as of January 6, 2009. Pro forma results of Altria Group, Inc., for the three months ended March 31, 2009 assuming the acquisition had occurred on January 1, 2009, would not have been materially different from the actual results reported for the three months ended March 31, 2009.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3.  Exit, Implementation and Integration Costs:

Pre-tax exit, implementation and integration costs for the three months ended March 31, 2010 and 2009 consisted of the following:

	For the Three Months Ended March 31, 2010
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$5	$24	$-	$29
Smokeless products	2		7	9
Cigars			1	1
Wine			1	1

Total	$7	$24	$9	$40

	For the Three Months Ended March 31, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$19	$18	$-	$37
Smokeless products	101		15	116
Cigars			3	3
Wine	2		1	3
General corporate	6			6

Total	$128	$18	$19	$165

The movement in the severance liability and details of exit costs for Altria Group, Inc. for the three months ended March 31, 2010 was as follows:

	Severance	Other	Total
	(in millions)
Severance liability balance, December 31, 2009	$228	$-	$228
Charges	1	6	7
Cash spent	(70)	(14)	(84)
Other		8	8

Severance liability balance, March 31, 2010	$159	$-	$159

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Integration and Restructuring Program:

Altria Group, Inc. has largely completed a restructuring program that commenced in December 2008, and was expanded in August 2009. Pursuant to this program, Altria Group, Inc. restructured its corporate, manufacturing, and sales and marketing services functions in connection with the integration of UST into its operations and its focus on optimizing company-wide cost structures in light of ongoing declines in U.S. cigarette volumes.

As a result of this restructuring program, Altria Group, Inc. incurred aggregate pre-tax charges of $10 million and $126 million during the three months ended March 31, 2010 and 2009, respectively. The charges are primarily related to employee separation costs, lease exit costs, relocation of employees and other costs related to the integration of UST operations. Substantially all of these charges will result in cash expenditures. The $10 million in pre-tax charges for this program during the three months ended March 31, 2010, was reported in the smokeless products segment and wine segment as pre-tax charges of $9 million and $1 million, respectively. These charges included total exit costs of $2 million and integration costs of $8 million. The $126 million in pre-tax charges for this program during the three months ended March 31, 2009, was reported in the cigarettes segment, smokeless products segment, wine segment and Altria Group, Inc. as pre-tax charges of $2 million, $116 million, $3 million and $5 million, respectively. These charges included total exit costs of $110 million and integration costs of $16 million. The pre-tax integration costs were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings for the three months ended March 31, 2010 and 2009.

Total pre-tax charges incurred since the inception of the program through March 31, 2010 were $464 million. Pre-tax charges of approximately $20 million are expected for the remainder of the program, which all are expected to be incurred in 2010. Cash payments related to the program of $41 million and $16 million, were made during the three months ended March 31, 2010 and 2009, respectively, for total cash payments of $262 million since inception.

Manufacturing Optimization Program:

PM USA ceased production at its Cabarrus, North Carolina manufacturing facility and completed the consolidation of its cigarette manufacturing capacity into its Richmond, Virginia facility on July 29, 2009. PM USA took this action to address ongoing cigarette volume declines including the impact of the federal excise tax (“FET”) increase enacted in early 2009. PM USA expects to complete the de-commissioning of the Cabarrus facility during 2010.

As a result of this program, which commenced in 2007, PM USA expects to incur total pre-tax charges of approximately $785 million, of which $754 million have been incurred as of March 31, 2010 and are reflected in the cigarettes segment. Total pre-tax charges for this program consist of employee separation costs of $343 million, accelerated depreciation of $282 million and other charges of $160 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Approximately $400 million of the total pre-tax charges are expected to result in cash expenditures.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PM USA recorded pre-tax charges for this program as follows:

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Exit costs	$5	$17
Implementation costs	24	18

Total	$29	$35

Pre-tax implementation costs related to this program were primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statements of earnings for the three months ended March 31, 2010 and 2009, respectively.

Pre-tax charges of approximately $70 million are expected during the remainder of 2010 for the program. Cash payments related to the program of $47 million and $36 million were made during the three months ended March 31, 2010 and 2009, respectively, for a total of $353 million since inception.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4.  Benefit Plans:

Subsidiaries of Altria Group, Inc. sponsor noncontributory defined benefit pension plans covering substantially all employees of the Altria Group companies. In certain subsidiaries, employees hired on or after a date specific to their employee group instead are eligible to participate in an enhanced defined contribution plan. This transition for new hires occurred from October 1, 2006 to January 1, 2008. In addition, Altria Group, Inc. and its subsidiaries provide health care and other benefits to the majority of retired employees.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Service cost	$21	$25
Interest cost	89	87
Expected return on plan assets	(104)	(106)
Amortization:
Net loss	33	27
Prior service cost	3	3
Termination and curtailment		(12)

Net periodic pension cost	$42	$24

Termination and curtailment in 2009 shown in the table above primarily reflects curtailment gains related to the restructuring of UST’s operations subsequent to the acquisition, partially offset by termination benefits related to Altria Group, Inc.’s restructuring programs. For more information on Altria Group, Inc.’s restructuring programs, see Note 3. Exit, Implementation and Integration Costs.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $6 million were made to Altria Group, Inc.’s pension plans during the three months ended March 31, 2010. Currently, Altria Group, Inc. anticipates additional employer contributions during the remainder of 2010 of approximately $14 million to $44 million to its pension plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Service cost	$9	$10
Interest cost	35	36
Amortization:
Net loss	8	10
Prior service credit	(4)	(2)
Termination and curtailment		18

Net postretirement health care costs	$48	$72

Termination and curtailment in 2009 shown in the table above primarily reflects termination benefits and curtailment losses related to the restructuring of UST’s operations subsequent to the acquisition. For further information on Altria Group, Inc.’s restructuring programs, see Note 3. Exit, Implementation and Integration Costs.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5.  Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(in millions)		(in millions)
Cigarettes	$-	$-	$269	$272
Smokeless products	5,023	5,023	8,844	8,845
Cigars	77	77	2,748	2,750
Wine	74	74	271	271

Total	$5,174	$5,174	$12,132	$12,138

Intangible assets were as follows:

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)
Indefinite-lived intangible assets	$11,701		$11,701
Definite-lived intangible assets	464	$33	464	$27

Total intangible assets	$12,165	$33	$12,165	$27

Indefinite-lived intangible assets consist substantially of trademarks from the January 2009 acquisition of UST ($9.1 billion) and the December 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets consist primarily of customer relationships and certain cigarette trademarks. Pre-tax amortization expense for definite-lived intangible assets during the three months ended March 31, 2010 and 2009, was $6 million for each period. Annual amortization expense for each of the next five years is estimated to be approximately $20 million, assuming no additional transactions occur that require the amortization of intangible assets.

Goodwill relates to the January 2009 acquisition of UST and the December 2007 acquisition of Middleton.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6.  Earnings from Equity Investment in SABMiller:

Earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Equity earnings	$106	$106
Gains resulting from issuances of common stock by SABMiller	32

	$138	$106

Note 7.  Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Net earnings	$813	$589

Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(3)	(2)

Earnings for basic and diluted EPS	$810	$587

Weighted average shares for basic EPS	2,074	2,061
Add: Incremental shares from stock options	3	6

Weighted average shares for diluted EPS	2,077	2,067

For the three months ended March 31, 2010 computation, there were no antidilutive stock options. For the three months ended March 31, 2009 computation, 1.2 million stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8.  Accumulated Other Comprehensive Losses:

The following table sets forth the changes in each component of accumulated other comprehensive losses attributable to Altria Group, Inc.:

	Currency Translation Adjustments	Changes in Net Loss and Prior Service Cost	Ownership of SABMiller’s Other Comprehensive Earnings	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2008	$-	$(2,221)	$40	$(2,181)

Period Change	3	375	242	620

Balances, December 31, 2009	3	(1,846)	282	(1,561)

Period Change		31	39	70

Balances, March 31, 2010	$3	$(1,815)	$321	$(1,491)

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9.  Segment Reporting:

The products of Altria Group, Inc.’s consumer products subsidiaries include cigarettes manufactured and sold by PM USA, smokeless products manufactured and sold by USSTC and PM USA, machine-made large cigars and pipe tobacco manufactured and sold by Middleton, and wine produced and distributed by Ste. Michelle. Another subsidiary of Altria Group, Inc., PMCC, maintains a portfolio of leveraged and direct finance leases. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of cigarettes, smokeless products, cigars, wine and financial services.

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

Segment data were as follows:

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Net revenues:
Cigarettes	$5,123	$3,896
Smokeless products	381	298
Cigars	135	115
Wine	95	75
Financial services	26	139

Net revenues	$5,760	$4,523

Earnings before income taxes:
Operating companies income (loss):
Cigarettes	$1,230	$1,143
Smokeless products	178	(2)
Cigars	47	54
Wine	7	1
Financial services	21	120
Amortization of intangibles	(6)	(6)
General corporate expenses	(47)	(53)
UST acquisition-related transaction costs		(60)
Corporate exit costs		(6)

Operating income	1,430	1,191
Interest and other debt expense, net	(287)	(336)
Earnings from equity investment in SABMiller	138	106

Earnings before income taxes	$1,281	$961

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Items affecting the comparability of net revenues and operating companies income for the segments were as follows:

•

UST Inventory Adjustment – In connection with the acquisition of UST, Altria Group, Inc.’s cost of sales included the following amounts relating to the fair value purchase accounting adjustment of UST’s inventory at the acquisition date that was sold during the periods:

	For the Three Months Ended March 31,
	2010	2009
	(in millions)

Smokeless products	$1	$12
Wine	4	5

Total	$5	$17

•	Exit, Implementation and Integration Costs – See Note 3. Exit, Implementation and Integration Costs for a breakdown of these costs by segment.

Note 10.  Income Taxes:

The income tax rate of 36.5% for the first quarter of 2010 decreased 2.2 percentage points from 38.7% for the first quarter of 2009, due primarily to certain costs incurred in the first quarter of 2009 related to the acquisition of UST that are not deductible for tax purposes and an increase to the domestic manufacturing deduction, effective January 1, 2010, partially offset by a charge of $12 million in the first quarter of 2010 resulting from the elimination of tax deductions for retiree prescription drug costs reimbursed through subsidies beginning in 2013 pursuant to 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act.

Note 11.  Fair Value Measurements:

The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at March 31, 2010, was $14.7 billion, as compared with its carrying value of $12.2 billion. The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at December 31, 2009, was $14.4 billion, as compared with its carrying value of $12.0 billion.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of April 26, 2010, May 1, 2009 and May 1, 2008.

Type of Case	Number of Cases Pending as of April 26, 2010	Number of Cases Pending as of May 1, 2009	Number of Cases Pending as of May 1, 2008

Individual Smoking and Health Cases (1)	85	96	103
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	7	7	10
Health Care Cost Recovery Actions	3	2	3
“Lights/Ultra Lights” Class Actions	28	27	17
Tobacco Price Cases	2	2	2

(1)

Does not include 2,595 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include eight individual smoking and health cases brought against certain retailers that are indemnitees of PM USA. Additionally, does not include approximately 7,704 individual smoking and health cases (3,264 state court cases and 4,440 federal court cases) brought by or on behalf of approximately 9,483 plaintiffs in Florida (5,044 state court plaintiffs and 4,439 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

(2)

Includes as one case the 697 civil actions (of which 398 are actions against PM USA) that are proposed to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). Middleton and USSTC were named as defendants in this action but they, along with other non-cigarette manufacturers, have been severed from this case. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages. In November 2007, the West Virginia Supreme Court of Appeals denied defendants’ renewed motion for review of the trial plan. In December 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was denied in February 2008. The first phase of the trial is now scheduled for June 1, 2010.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

International Tobacco-Related Cases

As of April 26, 2010, PM USA is a named defendant in Israel in a “Lights” class action and a health care cost recovery action. PM USA is a named defendant in three health care cost recovery actions in Canada, two of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in four smoking and health class actions filed in various Canadian provinces. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of April 26, 2010, 58 Engle progeny cases and 2 other individual smoking and health cases against PM USA are set for trial in 2010. In addition, the In re: Tobacco Litigation and Donovan cases against PM USA (discussed below) are set for trial in 2010. Cases against other tobacco companies are also scheduled for trial in 2010. Trial dates are subject to change.

Trial Results

Since January 1999, verdicts have been returned in 55 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 31 of the 55 cases. These 31 cases were tried in California (5), Florida (11), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 24 cases in which verdicts were returned in favor of plaintiffs, ten have reached final resolution and one case (Williams – see below) has reached partial resolution. A verdict against defendants in one health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price). After exhausting all appeals, PM USA has paid judgments in these cases totaling $107.6 million and interest totaling $64.3 million.

The chart below lists the verdicts and post-trial developments in the cases that were pending during 2009 or 2010 that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
April 2010	Florida/ Putney	Engle progeny

On April 26, 2010, a Broward County jury in the Putney trial returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.

March 2010	Florida/ R. Cohen	Engle progeny	On March 24, 2010, a Broward County jury in the R. Cohen trial returned a verdict in favor of the plaintiff and against PM USA and R.J. Reynolds. The jury awarded $10 million in

On April 5, 2010, PM USA and R.J. Reynolds filed a motion to set aside the verdict and a motion to order a new trial or, in the alternative, for remittitur of the jury’s award of compensatory and punitive

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

compensatory damages and allocated 33 1/3% of the fault to PM USA (an amount of approximately $3.3 million). The jury also awarded a total of $20 million in punitive damages, assessing separate $10 million awards against both defendants.

damages. On April 9, 2010, the trial court denied all such motions except the defendants’ motion seeking a new trial or remittitur based on errors in the second phase of the case.

March 2010	Florida/ Douglas	Engle progeny

On March 10, 2010 the jury in the Douglas trial (conducted in Hillsborough County) returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.

On March 22, 2010, PM USA and R.J. Reynolds filed a motion to set aside the verdict and a motion to order a new trial or, in the alternative, for remittitur of the jury’s award of compensatory damages.

November 2009	Florida/ Naugle	Engle progeny

In November 2009, a Broward County jury in the Naugle trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.

In November 2009, PM USA filed motions for a new trial and to set aside the verdicts as well as a motion for remittitur of the compensatory damages and punitive damages awards. In December 2009, the trial court denied all post-trial motions except for the motion for remittitur. In February 2010, the trial court granted a remittitur, giving plaintiff 30 days to choose between either accepting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages or opting for a new trial on the issues of compensatory and punitive damages. Plaintiff accepted the reduced award and, on

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 23, 2010, the trial court entered final judgment reflecting the reduced award. On April 15, 2010, PM USA filed its notice of appeal and, on April 19, 2010, posted a $5 million appeal bond.

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

In August 2009, defendants filed a joint motion to set aside the verdict, to enter judgment in accordance with defendants’ motion for directed verdict, or, in the alternative, to order a new trial or for remittitur of the jury’s actual damages award. In December 2009, the trial court denied this post-verdict motion. In January 2010, defendants filed their notice of appeal, and PM USA posted a $156,000 appeal bond.

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

A notice of appeal was filed in September 2009, and PM USA posted a $1.95 million appeal bond.

February 2009	Florida/ Hess	Engle progeny	In February 2009, a Broward County jury in the Hess trial	PM USA noticed an appeal to the Fourth District Court of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

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

Appeal in July 2009 and posted a $7.3 million appeal bond. Although the case remains on appeal, on April 9, 2010, the trial court signed an order releasing the appeal bond pursuant to an agreement between the parties.

May 2007	California/ Whiteley	Individual Smoking and Health	Approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case, as well as $250,000 in punitive damages against the other defendant in the case.

In October 2007, in a limited retrial on the issue of punitive damages, the jury found that plaintiffs are not entitled to punitive damages against PM USA. In November 2007, the trial court entered final judgment and PM USA filed a motion for a new trial and for judgment notwithstanding the verdict. The trial court rejected these motions in January 2008. In March 2008, PM USA noticed an appeal to the California Court of Appeal, First Appellate District and, in May 2008, posted a $2.2 million appeal bond. The court affirmed the judgment in October 2009. In November 2009, PM USA and the other defendant in the case filed a petition for review with the California Supreme Court. In January 2010, the California Supreme Court denied defendants’ petition for review. PM USA recorded a provision for compensatory

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
damages of $1.26 million plus costs and interest in the first quarter of 2010, and paid its share of the judgment in February 2010, concluding this litigation.

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

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly	See Scott Class Action below.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
and severally, to fund a 10-year smoking cessation program.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	See discussion (1) below.

June 2002	Florida/ Lukacs	Engle progeny	$37.5 million in compensatory damages against all defendants, including PM USA.

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

reconsideration, which was denied. Final judgment was entered in November 2008, awarding plaintiffs actual damages of $24.8 million, plus interest from the date of the verdict. Defendants filed a notice of appeal in December 2008 and collectively posted an appeal bond of $30.3 million ($15.1 million of which was posted by PM USA). On March 17, 2010, the Florida Third District Court of Appeal affirmed per curiam the trial court decision without issuing an opinion. Subsequent review by the Florida Supreme Court of a per curiam affirmance without opinion is generally prohibited. On April 16, 2010, defendants filed their petition for rehearing with the court of appeal.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.

In May 2002, the trial court reduced the punitive damages award to $100 million. In October 2002, PM USA posted an appeal bond of approximately $58.3 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the Court of Appeals’ decision reversing and remanding the case for a new trial on punitive damages. The Oregon Supreme Court held this petition in abeyance until the United States Supreme Court decided the Williams

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
case described in (2) below. In May 2009, the Oregon Supreme Court issued an order granting plaintiff’s petition for review. Argument was heard in November 2009.

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

(1)

Bullock: In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s 2007 decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. In July 2008, $43.3 million of escrow funds were returned to PM USA. The case was remanded to the superior court for a new trial on the amount of punitive damages, if any. In August 2009, the jury returned a verdict, and in December 2009, the superior court entered a judgment, awarding plaintiff $13.8 million in punitive damages, plus costs. In December 2009, PM USA filed a motion for judgment notwithstanding the verdict that seeks a reduction of the punitive damages award, which motion was denied in January 2010. In December 2009, plaintiffs filed a motion for a new trial but subsequently withdrew their motion in February 2010. PM USA noticed an appeal on February 26, 2010, and has posted an appeal bond of approximately $14.7 million. As of March 31, 2010, PM USA has recorded a provision of approximately $1.7 million for compensatory damages, costs and interest.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)

Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million and petitioned the United States Supreme Court for further review (PM USA later recorded additional provisions of approximately $29 million related primarily to accrued interest). In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damages award and reinstated the jury’s award of $79.5 million in punitive damages. In March 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was granted in June 2008. In March 2009, the United States Supreme Court dismissed the writ of certiorari as being improvidently granted. Subsequent to the United States Supreme Court’s dismissal, PM USA paid $61.1 million to the plaintiffs, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Oregon state law requires that sixty percent of any punitive damages award be paid to the state. However, PM USA believes that, as a result of the Master Settlement Agreement (“MSA”), it is not liable for the sixty percent that would be paid to the state. Oregon and PM USA are parties to a proceeding in Oregon state court that seeks a determination of PM USA’s liability for that sixty percent. If PM USA prevails, its obligation to pay punitive damages will be limited to the forty percent previously paid to the plaintiff. The court has consolidated that MSA proceeding with Williams, where plaintiff seeks to challenge the constitutionality of the Oregon statute apportioning the punitive damages award and claims that any punitive damages award released by the state reverts to plaintiff. In February 2010, the trial court ruled that the state is not entitled to collect its sixty percent share of the punitive damages award. The court must still determine whether PM USA must pay the sixty percent share to plaintiff. Argument is scheduled for June 4, 2010.

Security for Judgments

To obtain stays of judgments pending current appeals, as of March 31, 2010, PM USA has posted various forms of security totaling approximately $110 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheets.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of April 26, 2010, approximately 7,704 cases (3,264 state court cases and 4,440 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 9,483 plaintiffs (5,044 state court plaintiffs and 4,439 federal court plaintiffs). It is possible

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damages award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

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

Three federal district courts (in the Merlob, Brown and Burr cases) have ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) have been certified by the trial court for interlocutory review. The certification in both cases has been granted by the United States Court of Appeals for the Eleventh Circuit and the appeals have been consolidated. Argument was held on January 26, 2010. In February 2009, the appeal in Burr was dismissed for lack of prosecution. Engle progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 4,439 plaintiffs have been stayed pending interlocutory review by the Eleventh Circuit. State court judges have issued contrary rulings that allowed plaintiffs to use the Engle findings to establish elements of their claims and required certain defenses to be stricken.

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

Engle Progeny Trial Results

As of April 26, 2010, nine Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seven verdicts (see Hess, Barbanell, Campbell, Naugle, Douglas, R. Cohen and Putney descriptions in the table above) were returned in favor of plaintiffs and two verdicts were returned in favor of PM USA (Gelep and Kalyvas). Engle progeny trial results are included in the totals provided in Trial Results above.

In January 2010, the plaintiff in the J. Cohen case voluntarily dismissed the case with prejudice during trial after accepting PM USA’s offer of judgment in the amount of $1,000.

In Lukacs, a case that was tried to verdict before the Florida Supreme Court Engle decision and is described in Trial Results above, the Florida Third District Court of Appeal on March 17, 2010 affirmed per curiam the trial court decision without issuing an opinion. Under Florida procedure, further review of a per curiam affirmance

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

without opinion by the Florida Supreme Court is generally prohibited. On April 16, 2010, defendants filed their petition for rehearing with the court of appeal.

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

In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. PM USA’s share of the jury award and prejudgment interest has not been allocated. Defendants, including PM USA, appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”), fixing the amount of security in civil cases involving a signatory to the MSA. Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million ($12.5 million of which was posted by PM USA).

In February 2007, the Louisiana Fourth Circuit Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages included in the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded the case for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ petitions for writ of certiorari. Following the Louisiana Supreme Court’s denial of defendants’ petition for writ of certiorari, PM USA recorded a provision of $26 million in connection with the case and, as of March 31, 2010, has recorded additional provisions of approximately $5.5 million related to accrued interest. In March 2008, plaintiffs filed a motion to execute the approximately $279 million judgment plus post-judgment interest or, in the alternative, for an order to the parties to submit revised damages figures. Defendants filed a motion to have judgment entered in favor of defendants based on accrual of all class member claims after September 1, 1988 or, in the alternative, for the entry of a case management order. In April 2008, the Louisiana Supreme Court denied defendants’ motion to stay proceedings and the defendants filed a petition for writ of certiorari with the United States Supreme Court. In June 2008, the United States Supreme Court denied the defendant’s petition. Plaintiffs filed a motion to enter judgment in the amount of approximately $280 million (subsequently changed to approximately $264 million) and defendants filed a motion to enter judgment in their favor dismissing the case entirely or, alternatively, to enter a case management order for a new trial. In July 2008, the trial court entered an Amended Judgment and Reasons for Judgment denying both motions, but ordering defendants to deposit into the registry of the court the sum of $263,532,762 plus post-judgment interest.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In September 2008, defendants filed an application for writ of mandamus or supervisory writ to secure the right to appeal with the Louisiana Fourth Circuit Court of Appeals and, in December 2008, the trial court entered an order permitting the appeal and approving a $50 million bond for all defendants in accordance with the Louisiana bond cap law discussed above. In April 2009, plaintiffs filed a cross-appeal seeking to reinstate the June 2004 judgment and to award the medical monitoring rejected by the jury. Argument before the Louisiana Court of Appeal was held in September 2009.

On April 23, 2010, the Louisiana Fourth Circuit Court of Appeal issued a decision that affirmed in part prior decisions ordering the defendants to fund a statewide 10-year smoking cessation program. In its decision, the Court of Appeal amended and, as amended, affirmed the amended 2008 trial court judgment and ruled that, although the trial court erred, the defendants have no right to a trial to determine, among other things, those class members with valid claims not barred by Louisiana law. After conducting its own independent review of the record, the Court of Appeal made its own factual findings with respect to liability and the amount owed, lowering the amount of the judgment to approximately $241 million, plus interest commencing July 21, 2008, the date of entry of the amended judgment (which as of April 26, 2010 is approximately $25 million). In its decision, the Court of Appeal disallowed approximately $80 million in post-judgment interest. In addition, the Court of Appeal declined plaintiffs’ cross appeal requests for a medical monitoring program and reinstatement of other components of the smoking cessation program. The Court of Appeal specifically reserved to the defendants the right to assert claims to any unspent or unused surplus funds at the termination of the smoking cessation program. PM USA currently intends to file a petition for rehearing.

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

Class certification has been denied or reversed by courts in 58 smoking and health class actions involving PM USA in Arkansas (1), the District of Columbia (2), Florida (2), Illinois (3), Iowa (1), Kansas (1), Louisiana (1), Maryland (1), Michigan (1), Minnesota (1), Nevada (29), New Jersey (6), New York (2), Ohio (1), Oklahoma (1), Pennsylvania (1), Puerto Rico (1), South Carolina (1), Texas (1) and Wisconsin (1). A class remains certified in the Scott class action discussed above.

Two purported class actions pending against PM USA have been brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006 in the United States District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Neither claim seeks punitive damages. In Caronia, in February 2010, the trial court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. On March 10, 2010, plaintiffs filed their amended complaint, and on March 31, 2010, PM USA moved to dismiss the implied warranty and medical monitoring claims. Argument is set to be held May 21, 2010. Defendants’ motions for summary judgment and judgment on the pleadings and plaintiffs’ motion for class certification are pending in Donovan. In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case has been remanded to federal court for further proceedings and is set for trial on July 5, 2010.

In November 2008, a purported class action naming PM USA, Altria Group, Inc. and the other major cigarette manufacturers as defendants was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of cigarette smokers who seek medical monitoring (Peoples). Plaintiffs alleged that the tobacco companies conspired to convince the National Cancer Institute (“NCI”) to not recommend spiral CT scans to screen for lung cancer and plaintiffs assert claims based on defendants’ purported violations of RICO. The complaint identified the purported class as all residents of the State of Georgia who, by virtue of their age and history of smoking cigarettes, are at increased risk for developing lung cancer; are 50 years of age or older; have cigarette smoking histories of 20 pack-years or more; and are covered by an insurance company, Medicare, Medicaid or a third party medical payor. Plaintiffs sought relief in the form of the creation of a fund for medical monitoring and punitive damages. In September 2009, the district judge entered judgment against plaintiffs and dismissed the case, concluding that plaintiffs failed to allege sufficient facts to state a claim for relief under RICO. The time for plaintiffs to file an appeal in Peoples has expired and the case has concluded. A similar purported class action (Jackson) was filed in the United States District Court for the Northern District of Georgia in May 2009. Altria Group, Inc. and PM USA are named as defendants. In February 2010, the district court granted defendants’ motions to dismiss. Plaintiffs appealed this decision to the United States Court of Appeals for the Eleventh Circuit, but on April 13, 2010, the appellate court dismissed plaintiffs’ appeal for failure to prosecute.

In June and July 2009, PM USA and Altria Group, Inc. were named as defendants, along with other cigarette manufacturers, in four actions filed in various Canadian provinces. In the Province of Saskatchewan, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases including chronic obstructive pulmonary disease, emphysema, heart disease or cancer. In each of the other actions, plaintiffs seek certification of a class of all individuals who smoked defendants’ cigarettes. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Health Care Cost Recovery Litigation

Overview

In health care cost recovery litigation, governmental entities and non-governmental plaintiffs seek reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Relief sought by some but not all plaintiffs includes punitive

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). In June 2009, the trial court denied two of defendants’ motions for summary judgment in a health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA, USSTC and Altria Group, Inc. are defendants (City of St. Louis). On April 26, 2010, the trial court denied several of defendants’ other summary judgment motions but granted partial summary judgment for defendants barring plaintiffs’ claim for future damages. Defendants’ remaining summary judgment motions, as well as plaintiffs’ motion for summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described below), are still pending. Trial is currently scheduled to begin no earlier than January 2011.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2008, an action, National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al., was brought under the MSP statute in United States District Court for the Eastern District of New York. This action was brought by the same plaintiffs as National Committee I and similarly purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from May 21, 2002 to the present. In July 2008, defendants filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. In March 2009, the court granted defendants’ motion to dismiss. Plaintiffs noticed an appeal in May 2009 after the district court denied their motion for reconsideration. On February 4, 2010, defendants moved to dismiss the individual plaintiff’s appeal.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA, in Israel (1), the Marshall Islands (1 dismissed), and Canada (3) and other entities have stated that they are considering filing such actions. In the case in Israel, the defendants’ appeal of the district court’s denial of their motion to dismiss was heard by the Israel Supreme Court in March 2005, and the parties are awaiting the court’s decision. In September 2005, in the first of the three health care recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. In December 2009, the British Columbia Court of Appeals ruled that defendants can proceed against the Federal Government of Canada as a third party on the theory that the Federal Government of Canada negligently misrepresented to defendants the efficacy of a low tar tobacco variety that the Federal Government of Canada developed and licensed to defendants, a decision that the Federal Government of Canada has appealed. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. In September 2009, the Province of Ontario, Canada, filed suit against a number of cigarette manufacturers based on previously adopted legislation nearly identical in substance to the New Brunswick health care cost recovery legislation. PM USA is named as a defendant in the British Columbia case, while Altria Group, Inc. and PM USA are named as defendants in the New Brunswick and Ontario cases. Several other provinces in Canada have enacted similar legislation or are in the process of enacting similar legislation. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion each year (excluding future annual payments, if any, under the National Tobacco Grower Settlement Trust), subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2010, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.2 billion.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

Possible Adjustments in MSA Payments for 2003 to 2009

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (the “Original Participating Manufacturers” or “OPMs”) are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA-participating manufacturers to the states and territories that are parties to the MSA for each of the years 2003 to 2009. The proceedings relate to an MSA payment adjustment (the “NPM Adjustment”) based on the collective loss of market share for the relevant year by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

As part of these proceedings, an independent economic consulting firm jointly selected by the MSA parties or otherwise selected pursuant to the MSA’s provisions is required to determine whether the disadvantages of the MSA were a “significant factor” contributing to the participating manufacturers’ collective loss of market share for the year in question. If the firm determines that the disadvantages of the MSA were such a “significant factor,” each state may avoid a downward adjustment to its share of the participating manufacturers’ annual payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Any potential downward adjustment would then be reallocated to any states that do not establish such diligent enforcement. PM USA believes that the MSA’s arbitration clause requires a state to submit its claim to have diligently enforced a qualifying escrow statute to binding arbitration before a panel of three former federal judges in the manner provided for in the MSA. A number of states have taken the position that this claim should be decided in state court on a state-by-state basis.

In March 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. In February 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. In February 2008, the same economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2005. A different economic consulting firm was selected to make the “significant factor” determination regarding the participating manufacturers’ collective loss of market share for the year 2006. In March 2009, this firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2006. Following the firm’s determination for 2006, the OPMs and the states agreed that the states would not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009. Accordingly, the OPMs and the states have agreed that no “significant factor” determination by the firm will be necessary with respect to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009. This agreement became effective for 2007 on February 1, 2010 and will become effective for 2008 and 2009 on February 1, 2011 and February 1, 2012, respectively.

Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that did not file declaratory judgment actions. Courts in all but one of the forty-six MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. One state court has

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. Several of these rulings may be subject to further review. PM USA, the other OPMs and approximately twenty-five other MSA-participating manufacturers have entered into an agreement regarding arbitration with forty-five MSA states concerning the 2003 NPM Adjustment, including the states’ claims of diligent enforcement for 2003. The selection of the arbitration panel for the 2003 NPM Adjustment is currently underway. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM Adjustment by up to a corresponding percentage. Proceedings to determine state diligent enforcement claims for the years 2004 through 2009 have not yet been scheduled.

Once a significant factor determination in favor of the OPMs for a particular year has been made by the economic consulting firm, or the states’ agreement not to contest significant factor for a particular year has become effective, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account or withhold it altogether. To date, PM USA has made its full MSA payment each year to the states, even though it had the right to deduct the disputed amounts of the 2003 – 2007 NPM Adjustments, as described above, from its MSA payments due in the years 2006 – 2010, respectively. The approximate maximum principal amounts of PM USA’s share of the disputed NPM Adjustment for the years 2003 through 2009, as currently calculated by the MSA’s Independent Auditor, are as follows (these amounts do not include interest, which accrues at the prime rate):

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009

Year in which deduction for NPM Adjustment may be taken	2006	2007	2008	2009	2010	2011	2012

PM USA’s Approximate Share of Disputed NPM Adjustment (in millions)	$337	$388	$181	$156	$209	$266	$202

The foregoing amounts may be recalculated by the Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. The availability and the precise amount of any NPM Adjustment for 2003, 2004, 2005, 2006, 2007, 2008 and 2009 will not be finally determined until 2011 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA would receive its share of any adjustments in the form of a credit against future MSA payments.

Other MSA-Related Litigation

PM USA was named as a defendant in an action brought in October 2008 in federal court in Kentucky by an MSA participating manufacturer that is not an OPM. Other defendants include various other participating manufacturers and the Attorneys General of all 52 states and territories that are parties to the MSA. The plaintiff alleged that certain of the MSA’s payment provisions discriminate against it in favor of certain other participating manufacturers in violation of the federal antitrust laws and the United States Constitution. The plaintiff also sought injunctive relief, alteration of certain MSA payment provisions as applied to it, treble damages under the federal antitrust laws, and/or rescission of its joinder in the MSA. The plaintiff also filed a motion for a preliminary injunction enjoining the states from enforcing the allegedly discriminatory payment provisions against it during the pendency of the action. In January 2009, the district court dismissed the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

complaint and denied plaintiff’s request for preliminary injunctive relief. In January 2010, the court entered final judgment dismissing the case. Plaintiff has appealed this decision to the United States Court of Appeals for the Sixth Circuit.

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials are defendants in a lawsuit pending in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court (Milhelm Attea), plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in those two actions, one trial court has granted summary judgment for the New York officials and lifted a preliminary injunction against New York officials’ enforcement against plaintiffs of the state’s “allocable share” amendment to the MSA’s Model Escrow Statute; the other trial court has held that plaintiffs are unlikely to succeed on the merits. The former decision is on appeal to the United States Court of Appeals for the Second Circuit.

In another action (Vibo), the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. On remand in that case, and in another case filed against the Louisiana Attorney General, trial courts have granted summary judgment for the Louisiana Attorney General. Both of those decisions are on appeal to the United States Court of Appeals for the Fifth Circuit.

The United States Courts of Appeals for the Sixth, Eighth, Ninth and Tenth Circuits have affirmed dismissals or grants of summary judgment in favor of state officials in four other cases asserting antitrust and constitutional challenges to the allocable share amendment legislation in those states. In December 2009, the plaintiff in the Eighth Circuit case filed a petition for certiorari with the United States Supreme Court.

Another proceeding has been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement. A hearing on the merits concluded in February 2010.

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

In May 2009, a three judge panel of the Court of Appeals for the District of Columbia Circuit issued a per curiam decision largely affirming the trial court’s judgment against defendants and in favor of the government. Although the panel largely affirmed the remedial order that was issued by the trial court, it vacated the following aspects of the order:

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

Furthermore, the Court of Appeals panel rejected all of the government’s and intervenors’ cross appeal arguments and refused to broaden the remedial order entered by the trial court. The Court of Appeals panel also left undisturbed its prior holding that the government cannot obtain disgorgement as a permissible remedy under RICO.

In July 2009, defendants filed petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. Defendants also filed a motion to vacate portions of the trial court’s judgment on the grounds of mootness because of the passage of legislation granting FDA broad authority over the regulation of tobacco products. In September 2009, the Court of Appeals entered three per curiam rulings. Two of them denied defendants’ petitions for panel rehearing or for rehearing en banc. In the third per curiam decision, the Court of Appeals denied defendants’ suggestion of mootness and motion for partial vacatur. In September 2009, defendants petitioned the Court of Appeals to issue a stay of its mandate pending the filing and disposition of petitions for writs of certiorari to the United States Supreme Court. In October 2009, the Court of Appeals granted the motion in part, staying the issuance of the mandate until December 2009. In December 2009, the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Court of Appeals extended the stay of the mandate through the Supreme Court’s final disposition of defendants’ certiorari petitions. In February 2010, PM USA and Altria Group, Inc. filed their certiorari petitions with the United States Supreme Court. In addition, the federal government and the intervenors filed their own certiorari petitions, asking the court to reverse an earlier Court of Appeals decision and hold that civil RICO allows the trial court to order disgorgement as well as other equitable relief, such as smoking cessation remedies, designed to redress continuing consequences of prior RICO violations. The trial court’s judgment and remedial orders remain stayed.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the Federal Trade Commission (“FTC”), non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of April 26, 2010, a total of twenty-eight such cases were pending in the United States. Thirteen of these cases were pending in a multidistrict litigation proceeding in a single U.S. federal court. One of the cases is pending in federal court but is not part of the multidistrict litigation proceedings. The other fourteen cases were pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

In the one “Lights” case pending in Israel, hearings on plaintiffs’ motion for class certification were held in November and December 2008.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain Developments Since December 2008 Good Decision

Since the December 2008 U.S. Supreme Court decision in Good, and through April 26, 2010, twenty-one “Lights” class actions were served upon PM USA and Altria Group, Inc. These twenty-one cases were filed in 13 states and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA.

In April 2009, a petition was filed with the Judicial Panel on Multidistrict Litigation (“JPMDL”) to transfer and consolidate pretrial proceedings in a number of “Lights” class actions. In September 2009, the JPMDL granted this motion and ordered that eight “Lights” cases be transferred to the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”). Since the September 2009 order was entered, the JPMDL has transferred additional cases to the MDL proceeding. Plaintiffs in some of these cases chose to dismiss their cases following the transfer to the MDL proceedings. As of April 26, 2010, thirteen cases against Altria Group, Inc. and/or PM USA were pending in or awaiting transfer to the MDL proceeding. These cases, and the states in which each originated, are: Biundo (Illinois), Corse (Tennessee), Domaingue (New York), Good (Maine), Haubrich (Pennsylvania), Mirick (Mississippi), Mulford (New Mexico), Parsons (District of Columbia), Slater (the District of Columbia), Tang (New York), Tyrer (California), Williams (Arkansas) and Wyatt (formerly Nikolic) (Wisconsin).

In November 2009, plaintiffs in the MDL proceeding filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In January 2010, PM USA filed a motion for summary judgment regarding plaintiffs’ claims for purchases made after December 1, 2002. On March 5, 2010, the district court denied plaintiffs’ collateral estoppel motion. On March 29, 2010, PM USA filed additional summary judgment motions, and plaintiffs filed a motion for class certification.

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, 14 courts in 15 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

Trial courts in Arizona, Illinois, Kansas, New Jersey, New Mexico, Oregon, Tennessee and Washington have refused to grant class certification or have dismissed plaintiffs’ class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act.

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

In Oregon (Pearson), a state court denied plaintiff’s motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. Argument was held on April 9, 2010.

Other Developments

In Cleary, which is pending in an Illinois federal court, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the case to state court. In September 2009, the court issued its ruling on PM USA’s and the remaining defendants’ motion for summary judgment as to all “Lights” claims. The court granted the motion as to all defendants except PM USA. As to PM USA, the court granted the motion as to all “Lights” and other low tar brands other than Marlboro Lights. As to Marlboro Lights, the court ordered briefing on why the 2002 state court order dismissing the Marlboro Lights claims should not be vacated based upon Good. In January 2010, the court vacated the previous dismissal. In February 2010, the court granted summary judgment in favor of defendants as to all claims except for the Marlboro Lights claims, based on the statute of limitations and deficiencies relating to the named plaintiffs. With respect to plaintiffs’ addiction claims, the court gave plaintiffs until March 18, 2010 to propose a new class representative. In February 2010, the court denied plaintiffs’ motion for class certification of all three proposed classes. The court gave plaintiffs leave to reinstate their motion as to one proposed class, which plaintiffs have now done.

In December 2009, the state trial court in the Holmes case (pending in Delaware), denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the 2005 Illinois Supreme Court judgment, contending that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in February 2009, the trial court granted PM USA’s motion. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. Argument was held in February 2010.

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

Trial Court Class Certifications

Trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), and Missouri (Craft). PM USA has appealed or otherwise challenged these class certification orders. Significant developments in these cases include:

•

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In December 2008, subsequent to the United States Supreme Court’s decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. In January 2009, PM USA notified the Massachusetts Supreme Judicial Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the state law statutory exemption issue. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above).

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In October 2009, the trial court denied plaintiffs’ motion for partial summary judgment, filed in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In October 2009, the trial court granted PM USA’s motion for partial summary judgment, filed in August 2009, as to all consumer protection counts and, in December 2009, dismissed the case in its entirety. Both sides have appealed.

•

Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiff’s motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 – 2003. The court set a trial date for January 2011. In January 2010, PM USA filed a motion for partial summary judgment regarding plaintiffs’ request for punitive damages. On April 22, 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above).

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

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of April 26, 2010, two separate cases were pending, one in Kansas (Smith) and one in New Mexico (Romero), in which plaintiffs allege that defendants, including PM USA, conspired to fix cigarette prices in violation of antitrust laws. Altria Group, Inc. is a defendant in the case in Kansas. Plaintiffs’ motions for class certification have been granted in both cases. In June 2006, defendants’ motion for summary judgment was granted in the New Mexico case. In November 2008, the New Mexico Court of Appeals reversed the trial court decision granting summary judgment as to certain defendants, including PM USA. In February 2009, the New Mexico Supreme Court granted the petition for writ of certiorari filed by PM USA and other defendants. Argument was held in February 2010. The case in Kansas is pending; there is no trial date.

Cases Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a California law, which inter alia limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations (“Proposition 64”). In two July 2006 opinions, the California Supreme Court held Proposition 64 applicable to pending cases (the “Proposition 64 Cases”). Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. In May 2009, the California Supreme Court reversed the trial court decision that was affirmed by the appellate court and remanded the case to the trial court. Defendants filed a rehearing petition in June 2009. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. On March 11, 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs’ “Lights” claims on the basis of judicial decisions issued since its order was issued, including the United States Supreme Court’s ruling in Good, thereby reinstating plaintiffs’ “Lights” claims. Since the trial court’s prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants’ challenge to the class representatives standing to assert their claims.

Ignition Propensity Cases: PM USA is currently a defendant in four wrongful death actions in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case pending in federal court in Massachusetts (Sarro), the district court in August 2009 granted in part PM USA’s motion to dismiss, but ruled that two claims unrelated to product design could go forward. In January 2010, plaintiff filed a motion for reconsideration or to certify questions to the Massachusetts Supreme Judicial Court. In a Kentucky federal court case (Walker), the court dismissed plaintiffs’ claims in February 2009 and plaintiffs subsequently filed a notice of appeal. The appeal is pending before the United States Court of Appeals for the Sixth Circuit. The two remaining actions are Green and Hallmark (each filed in April 2009 in Alabama state court). On April 26, 2010, the plaintiff in Villarreal (filed in Texas state court in July 2009 against Altria Group, Inc. and PM USA and removed by PM USA to

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

federal court in August 2009) filed a notice of voluntary dismissal, concluding this litigation. On April 1, 2010, the parties in Kerr (filed in Mississippi state court in February 2009 and removed by PM USA to Mississippi federal court in July 2009) submitted to the court a stipulation that dismissed the case.

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

In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim refunds on a portion of these tax payments and associated interest for the years 1996 and 1997. In July 2009, the jury returned a unanimous verdict in favor of the IRS and subsequently Altria Group, Inc. filed motions for judgment as a matter of law or, in the alternative, for a new trial. On March 17,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2010, the court denied Altria Group, Inc.’s post-trial motions and, on April 19, 2010, entered final judgment in favor of the IRS. Altria Group, Inc. intends to appeal.

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

Based on Notices of Proposed Adjustments received by Altria Group, Inc., we expect that the IRS will challenge and disallow tax benefits claimed by Altria Group, Inc. with respect to the leases subject to the recent jury verdict plus other PMCC leveraged lease transactions characterized by the IRS as LILOs and SILOs, including benefits claimed from LILO and SILO transactions entered into during both the 1996 – 1999 years and the 2000 – 2003 years. Altria Group, Inc. plans to contest proposed leveraged lease adjustments made by the IRS. The total disallowance for 2000 – 2003 for these leases in federal income tax and related interest would be approximately $1.0 billion, excluding potential penalties.

If the tax benefits for the transactions entered into from 1996 to 2003 were similarly disallowed for the period January 1, 2004 through December 31, 2010, the disallowance for such period for these leases in federal income tax and related interest would be approximately $1.0 billion, taking into account federal income tax paid or payable on gains associated with sales of leased assets during that period and excluding potential penalties.

The payment, if any, of the foregoing amounts would depend upon the timing and outcome of the ongoing 2000 – 2003 audit and future IRS audits and any related administrative challenges or litigation.

As of March 31, 2010, LILO and SILO transactions represented approximately 40% of the Net Finance Assets of PMCC’s lease portfolio. PMCC entered into no LILO or SILO transactions after 2003.

Should Altria Group, Inc. not prevail in these matters, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax, pay associated interest costs and penalties, if imposed, and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year.

Kraft Thrift Plan Case: Four participants in the Kraft Foods Global, Inc. Thrift Plan (“Kraft Thrift Plan”), a defined contribution plan, filed a class action complaint on behalf of all participants and beneficiaries of the Kraft Thrift Plan in July 2008 in the United States District Court for the Northern District of Illinois alleging breach of fiduciary duty under the Employee Retirement Income Security Act (“ERISA”). Named defendants in this action include Altria Corporate Services, Inc. (now Altria Client Services Inc.) and certain company committees that allegedly had a relationship to the Kraft Thrift Plan. Plaintiffs request, among other remedies, that defendants restore to the Kraft Thrift Plan all losses improperly incurred. The Altria Group, Inc. defendants deny any violation of ERISA or other unlawful conduct and are defending the case vigorously.

On December 17, 2009, the court granted in part and denied in part defendants’ motion to dismiss plaintiffs’ complaint. In addition to dismissing certain claims made by plaintiffs for equitable relief under ERISA as to all defendants, the court dismissed claims alleging excessive administrative fees and mismanagement of company stock funds as to one of the Altria Group, Inc. defendants. On February 24, 2010, the court granted a joint stipulation dismissing the fee and stock fund claims without prejudice as to the remaining defendants, including Altria Corporate Services, Inc. Accordingly, the only claim remaining at this time relates to the alleged negligence of plan fiduciaries for including the Growth Equity Fund and Balanced Fund as Kraft Thrift Plan investment options. Plaintiffs filed a motion for class certification on March 1, 2010, which defendants oppose.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the terms of a Distribution Agreement between Altria Group, Inc. and Kraft, the Altria Group, Inc. defendants may be entitled to indemnity against any liabilities incurred in connection with this case.

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

Guarantees

At March 31, 2010, Altria Group, Inc. had a $12 million third-party guarantee, related to a divestiture, which was recorded as a liability on its condensed consolidated balance sheet. This guarantee has no specified expiration date. Altria Group, Inc. is required to perform under this guarantee in the event that a third party fails to make contractual payments. In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2010, subsidiaries of Altria Group, Inc. were also contingently liable for $26 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”), entered into as a result of the PMI spin-off, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2010 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 13. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities and borrowings under its revolving credit agreements and commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, UST completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which UST holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, UST entered into a put arrangement with

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Antinori. The put arrangement, as later amended, provides Antinori with the right to require UST to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement becomes exercisable beginning September 11, 2010. As of March 31, 2010, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of UST. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the condensed consolidated balance sheet at March 31, 2010.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. Condensed Consolidating Financial Information:

PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its revolving credit agreements and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria Group, Inc.’s obligations under the guaranteed debt instruments (the “Obligations”).

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

PM USA will be unconditionally released and discharged from its obligations under each of the Guarantees upon the earliest to occur of:

•	the date, if any, on which PM USA consolidates with or merges into Altria Group, Inc. or any successor;

•	the date, if any, on which Altria Group, Inc. or any successor consolidates with or merges into PM USA;

•	the payment in full of the Obligations pertaining to such Guarantees; or

•	the rating of Altria Group, Inc.’s long-term senior unsecured debt by Standard & Poor’s of A or higher.

At March 31, 2010, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, condensed consolidating statements of earnings for the three months ended March 31, 2010 and 2009, and condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of SEC Regulation S-X.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

March 31, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$3,277	$-	$13	$-	$3,290

Receivables, net	32	42	96		170

Inventories:
Leaf tobacco		618	366		984
Other raw materials		122	38		160
Work in process		7	274		281
Finished product		156	232		388

		903	910		1,813

Due from Altria Group, Inc. and subsidiaries	1,566	4,750	1,946	(8,262)
Deferred income taxes	27	1,250	(16)		1,261
Other current assets	60	328	116		504

Total current assets	4,962	7,273	3,065	(8,262)	7,038

Property, plant and equipment, at cost	2	4,659	1,351		6,012
Less accumulated depreciation	2	2,960	415		3,377

		1,699	936		2,635

Goodwill			5,174		5,174
Other intangible assets, net		269	11,863		12,132
Investment in SABMiller	5,177				5,177
Investment in consolidated subsidiaries	5,511			(5,511)
Due from Altria Group, Inc. and subsidiaries	8,000			(8,000)
Other assets	760	236	106		1,102

Total consumer products assets	24,410	9,477	21,144	(21,773)	33,258

Financial services
Finance assets, net			4,715		4,715
Due from Altria Group, Inc. and subsidiaries			702	(702)
Other assets			26		26

Total financial services assets			5,443	(702)	4,741

TOTAL ASSETS	$24,410	$9,477	$26,587	$(22,475)	$37,999

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

March 31, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Short-term borrowings	200				200
Current portion of long-term debt	775				775
Accounts payable	16	138	157		311
Accrued liabilities:
Marketing		431	29		460
Taxes, except income taxes		335	29		364
Employment costs	23	11	58		92
Settlement charges		4,707	5		4,712
Other	329	536	324		1,189
Income taxes	(182)	438	(52)		204
Dividends payable	733				733
Due to Altria Group, Inc. and subsidiaries	5,552	801	2,611	(8,964)

Total current liabilities	7,446	7,397	3,161	(8,964)	9,040

Long-term debt	10,287		898		11,185
Deferred income taxes	1,625	(402)	3,245		4,468
Accrued pension costs	193		964		1,157
Accrued postretirement health care costs		1,528	819		2,347
Due to Altria Group, Inc. and subsidiaries			8,000	(8,000)
Other liabilities	596	432	195		1,223

Total consumer products liabilities	20,147	8,955	17,282	(16,964)	29,420

Financial services
Deferred income taxes			4,013		4,013
Other liabilities			269		269

Total financial services liabilities			4,282		4,282

Total liabilities	20,147	8,955	21,564	(16,964)	33,702

Contingencies

Redeemable noncontrolling interest			32		32

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	5,820	408	6,349	(6,757)	5,820
Earnings reinvested in the business	22,683	400	72	(472)	22,683
Accumulated other comprehensive losses	(1,491)	(286)	(1,441)	1,727	(1,491)
Cost of repurchased stock	(23,684)				(23,684)

Total stockholders’ equity attributable to Altria Group, Inc.	4,263	522	4,989	(5,511)	4,263

Noncontrolling interests			2		2

Total stockholders’ equity	4,263	522	4,991	(5,511)	4,265

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,410	$9,477	$26,587	$(22,475)	$37,999

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

December 31, 2009

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$1,862	$-	$9	$-	$1,871

Receivables, net	3	13	80		96

Inventories:
Leaf tobacco		632	361		993
Other raw materials		120	37		157
Work in process		4	289		293
Finished product		136	231		367

		892	918		1,810

Due from Altria Group, Inc. and subsidiaries	1,436	3,633	1,138	(6,207)
Deferred income taxes	27	1,250	59		1,336
Other current assets	188	349	123		660

Total current assets	3,516	6,137	2,327	(6,207)	5,773

Property, plant and equipment, at cost	2	4,811	1,331		6,144
Less accumulated depreciation	2	3,054	404		3,460

		1,757	927		2,684

Goodwill			5,174		5,174
Other intangible assets, net		272	11,866		12,138
Investment in SABMiller	4,980				4,980
Investment in consolidated subsidiaries	5,589			(5,589)
Due from Altria Group, Inc. and subsidiaries	8,000			(8,000)
Other assets	774	122	201		1,097

Total consumer products assets	22,859	8,288	20,495	(19,796)	31,846

Financial services
Finance assets, net			4,803		4,803
Due from Altria Group, Inc. and subsidiaries			603	(603)
Other assets			28		28

Total financial services assets			5,434	(603)	4,831

TOTAL ASSETS	$22,859	$8,288	$25,929	$(20,399)	$36,677

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

December 31, 2009

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Current portion of long-term debt	$775	$-	$-	$-	$775
Accounts payable	1	202	291		494
Accrued liabilities:
Marketing		415	52		467
Taxes, except income taxes		298	20		318
Employment costs	29	19	191		239
Settlement charges		3,632	3		3,635
Other	270	728	356		1,354
Dividends payable	710				710
Due to Altria Group, Inc. and subsidiaries	4,341	241	2,228	(6,810)

Total current liabilities	6,126	5,535	3,141	(6,810)	7,992

Long-term debt	10,287		898		11,185
Deferred income taxes	1,579	111	2,693		4,383
Accrued pension costs	194		963		1,157
Accrued postretirement health care costs		1,519	807		2,326
Due to Altria Group, Inc. and subsidiaries			8,000	(8,000)
Other liabilities	604	453	191		1,248

Total consumer products liabilities	18,790	7,618	16,693	(14,810)	28,291

Financial services
Deferred income taxes			4,180		4,180
Other liabilities			102		102

Total financial services liabilities			4,282		4,282

Total liabilities	18,790	7,618	20,975	(14,810)	32,573

Contingencies

Redeemable noncontrolling interest			32		32

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	5,997	408	6,349	(6,757)	5,997
Earnings reinvested in the business	22,599	553	26	(579)	22,599
Accumulated other comprehensive losses	(1,561)	(291)	(1,465)	1,756	(1,561)
Cost of repurchased stock	(23,901)				(23,901)

Total stockholders’ equity attributable to Altria Group, Inc.	4,069	670	4,919	(5,589)	4,069

Noncontrolling interests			3		3

Total stockholders’ equity	4,069	670	4,922	(5,589)	4,072

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,859	$8,288	$25,929	$(20,399)	$36,677

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended March 31, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$5,133	$627	$-	$5,760
Cost of sales		1,703	164		1,867
Excise taxes on products		1,731	78		1,809

Gross profit		1,699	385		2,084
Marketing, administration and research costs	36	509	96		641
Exit costs		5	2		7
Amortization of intangibles		3	3		6

Operating (expense) income	(36)	1,182	284		1,430
Interest and other debt expense, net	139	1	147		287
Earnings from equity investment in SABMiller	(138)				(138)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(37)	1,181	137		1,281
(Benefit) provision for income taxes	(27)	434	61		468
Equity earnings of subsidiaries	823			(823)

Net earnings	$813	$747	$76	$(823)	$813

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended March 31, 2009

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$3,898	$625	$-	$4,523
Cost of sales		1,620	150		1,770
Excise taxes on products		680	31		711

Gross profit		1,598	444		2,042
Marketing, administration and research costs	103	475	139		717
Exit costs		19	109		128
Amortization of intangibles		3	3		6

Operating (expense) income	(103)	1,101	193		1,191
Interest and other debt expense (income), net	187	(3)	152		336
Earnings from equity investment in SABMiller	(106)				(106)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(184)	1,104	41		961
(Benefit) provision for income taxes	(75)	425	22		372
Equity earnings of subsidiaries	698			(698)

Net earnings	$589	$679	$19	$(698)	$589

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(131)	$2,154	$18	$-	$2,041

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(10)	(28)		(38)
Other			15		15
Financial services
Proceeds from finance assets			40		40

Net cash (used in) provided by investing activities		(10)	27		17

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products issuance of short-term borrowings	200				200
Dividends paid on Altria Group, Inc. common stock	(706)				(706)
Issuance of Altria Group, Inc. common stock	21				21
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,076	(1,173)	97
Cash dividends received from/(paid by) subsidiaries	930	(900)	(30)
Other	25	(71)	(108)		(154)

Net cash provided by (used in) financing activities	1,546	(2,144)	(41)		(639)

Cash and cash equivalents:
Increase	1,415	-	4	-	1,419
Balance at beginning of period	1,862		9		1,871

Balance at end of period	$3,277	$-	$13	$-	$3,290

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2009

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$19	$2,127	$(103)	$-	$2,043

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(36)	(7)		(43)
Acquisition of UST LLC, net of acquired cash			(10,244)		(10,244)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(6,000)		6,000
Other		(5)	(53)		(58)
Financial services
Proceeds from finance assets			464		464

Net cash used in investing activities	(6,000)	(41)	(3,840)		(9,881)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products net issuance of short-term borrowings	835		(205)		630
Consumer products long-term debt issued	4,221				4,221
Dividends paid on Altria Group, Inc. common stock	(661)				(661)
Issuance of Altria Group, Inc. common stock	11				11
Financing fees and debt issuance costs	(132)				(132)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(2,924)	(1,474)	4,398
Cash dividends received from/(paid by) subsidiaries	557	(500)	(57)
Other	(1)	(111)	(177)		(289)

Net cash provided by (used in) financing activities	1,906	(2,085)	3,959		3,780

Cash and cash equivalents:
(Decrease) increase	(4,075)	1	16	-	(4,058)
Balance at beginning of period	7,910	1	5		7,916

Balance at end of period	$3,835	$2	$21	$-	$3,858

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

At March 31, 2010, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.2% economic and voting interest in SABMiller plc (“SABMiller”) at March 31, 2010. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries.

As discussed in Note 2. UST Acquisition (“Note 2”), to the condensed consolidated financial statements, on January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST, whose direct and indirect wholly-owned subsidiaries include U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”). As a result of the acquisition, UST has become an indirect wholly-owned subsidiary of Altria Group, Inc.

The products and services of Altria Group, Inc.’s subsidiaries constitute Altria Group, Inc.’s reportable segments of cigarettes, smokeless products, cigars, wine and financial services.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Results of Operations for the Three Months Ended March 31, 2010 – The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) for the three months ended March 31, 2010, from the three months ended March 31, 2009, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended March 31, 2009	$589	$0.28

2009 Exit, implementation and integration costs	105	0.05
2009 UST acquisition-related costs	117	0.06

Subtotal 2009 items	222	0.11

2010 Exit, implementation and integration costs	(27)	(0.01)
2010 UST acquisition-related costs	(3)
2010 SABMiller special items	(11)	(0.01)
2010 Tax items	(12)	(0.01)

Subtotal 2010 items	(53)	(0.03)

Change in tax rate	21	0.01
Operations	34	0.02

For the three months ended March 31, 2010	$813	$0.39

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations – The increase of $34 million shown in the table above was due primarily to the following:

•	Higher income from cigarettes, smokeless products and wine; and

•	Higher earnings from Altria Group, Inc.’s equity investment in SABMiller;

partially offset by:

•	Lower income from financial services and cigars; and

•	Higher interest expense due to the issuance of senior unsecured long-term notes in February 2009 related to financing for the acquisition of UST.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2010 Forecasted Results – In April 2010, Altria Group, Inc. reaffirmed that its forecasted 2010 full-year guidance for reported diluted EPS is expected to be in the range of $1.78 to $1.82. This forecast includes estimated charges of $0.07 per share as detailed in the table below, as compared with 2009 full-year reported diluted EPS of $1.54, which included $0.21 per share of net charges as detailed in the table below. Expected 2010 full-year adjusted diluted EPS, which excludes the charges in the table below, represents a forecasted growth rate of 6% to 8% over 2009 full-year adjusted diluted EPS. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Net Charges Included In Reported Diluted EPS

	2010	2009

Asset impairment, exit, implementation and integration costs	$0.04	$0.19
UST acquisition-related costs	0.01	0.06
Tax items		(0.04)
SABMiller special items	0.02

	$0.07	$0.21

Adjusted diluted EPS is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain income and expense items that management believes are not part of underlying operations are excluded from adjusted diluted EPS because such items can obscure underlying business trends. Management believes it is appropriate to disclose this non-GAAP financial measure to help investors analyze underlying business performance and trends. This adjusted measure is regularly provided to Altria Group, Inc.’s chief operating decision maker for use in the evaluation of segment performance and allocation of resources. This information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

See pages 94-97 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Net revenues:
Cigarettes	$5,123	$3,896
Smokeless products	381	298
Cigars	135	115
Wine	95	75
Financial services	26	139

Net revenues	$5,760	$4,523

Excise taxes on products:
Cigarettes	$1,731	$680
Smokeless products	26	12
Cigars	48	16
Wine	4	3

Excise taxes on products	$1,809	$711

Operating income:
Operating companies income (loss):
Cigarettes	$1,230	$1,143
Smokeless products	178	(2)
Cigars	47	54
Wine	7	1
Financial services	21	120
Amortization of intangibles	(6)	(6)
General corporate expenses	(47)	(53)
UST acquisition-related transaction costs		(60)
Corporate exit costs		(6)

Operating income	$1,430	$1,191

As discussed further in Note 9. Segment Reporting to the condensed consolidated financial statements, Altria Group Inc.’s chief operating decision maker reviews operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the three months ended March 31, 2010 and 2009, affected the comparability of statement of earnings amounts.

•	Exit, Implementation and Integration Costs – For the three months ended March 31, 2010 and 2009, pre-tax exit, implementation and integration costs consisted of the following:

	For the Three Months Ended March 31, 2010
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$5	$24	$-	$29
Smokeless products	2		7	9
Cigars			1	1
Wine			1	1

Total	$7	$24	$9	$40

	For the Three Months Ended March 31, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$19	$18	$-	$37
Smokeless products	101		15	116
Cigars			3	3
Wine	2		1	3
General corporate	6			6

Total	$128	$18	$19	$165

For further details on exit, implementation and integration costs, see Note 3. Exit, Implementation and Integration Costs to the condensed consolidated financial statements (“Note 3”).

Altria Group, Inc. continues to have company-wide cost management programs, which include the largely completed restructuring programs discussed in Note 3. For the three months ended March 31, 2010, Altria Group, Inc. achieved $43 million in cost savings for a total cost savings of $1,081 million since January 1, 2007. Altria Group, Inc. expects to achieve approximately $419 million in additional cost savings by the end of 2011, for total anticipated cost reductions of $1.5 billion versus 2006, as shown in the table below.

	Cost Reduction Initiatives
	Cost Savings Achieved
	For the Years Ended December 31, 2007, 2008 and 2009	For the Three Months Ended March 31, 2010	Additional Cost Savings Expected by the End of 2011	Total Cost Savings Expected
	(in millions)
General corporate expense and selling, general and administrative	$1,038	$6	$268	$1,312
Manufacturing optimization program		37	151	188

Total cost reduction initiatives	$1,038	$43	$419	$1,500

Altria Group, Inc. expects to generate an estimated $300 million in UST integration cost savings by the end of 2011. These integration cost savings are primarily included in the “General corporate expense and selling, general and administrative” line item above.

PM USA’s manufacturing optimization program, as discussed in Note 3, is expected to entail capital expenditures of approximately $210 million. Capital expenditures for the program of $2 million were made during the three months ended March 31, 2010, for a total of $209 million since the inception of the program in 2007.

Altria Group, Inc. had a severance liability balance of $159 million at March 31, 2010 related to its restructuring programs, which is expected to be substantially paid out by the end of 2011.

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

¡	Cost of sales as shown in the table below, relating to the fair value purchase accounting adjustment of UST’s inventory at the acquisition date that was sold during the periods:

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Smokeless products	$1	$12
Wine	4	5

Total	$5	$17

¡

Financing fees of $87 million, during the three months ended March 31, 2009, for borrowing facilities related to the acquisition of UST. These amounts are included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

•	SABMiller – Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended March 31, 2010 included the following pre-tax items:

¡	Special items – $17 million of costs for SABMiller’s “business capability programme”; and

¡	Gains resulting from issuances of common stock by SABMiller – $32 million.

•

Income Taxes – The income tax rate of 36.5% for the first quarter of 2010 decreased 2.2 percentage points from 38.7% for the first quarter of 2009, due primarily to certain costs incurred in the first quarter of 2009 related to the acquisition of UST that are not deductible for tax purposes and an increase to the domestic manufacturing deduction, effective January 1, 2010, partially offset by a charge of $12 million in the first quarter of 2010 resulting from the elimination of tax deductions for retiree prescription drug costs reimbursed through subsidies beginning in 2013 pursuant to 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act.

Consolidated Results of Operations for the Three Months Ended March 31, 2010

The following discussion compares consolidated operating results for the three months ended March 31, 2010, with the three months ended March 31, 2009.

Net revenues, which include excise taxes billed to customers, increased $1,237 million (27.3%), reflecting higher pricing related primarily to the April 1, 2009 federal excise tax (“FET”) increase on tobacco products, partially offset by lower revenues from financial services.

Excise taxes on products increased $1,098 million (100.0+%), due primarily to the impact of the FET increase.

Cost of sales increased $97 million (5.5%), due primarily to higher per unit settlement charges, user fees imposed by the United States Food and Drug Administration (“FDA”) and higher direct material costs.

Marketing, administration and research costs decreased $76 million (10.6%), due primarily to UST acquisition-related transaction costs in the first quarter of 2009 and lower general corporate expenses.

Operating income increased $239 million (20.1%), due primarily to higher operating results from the cigarettes and smokeless products segments, and UST acquisition-related transaction costs in the first quarter of 2009, partially offset by lower operating results from the financial services segment.

Interest and other debt expense, net, decreased $49 million (14.6%), due primarily to first quarter of 2009 financing fees of $87 million related to the acquisition of UST, partially offset by higher interest expense resulting from the issuance of senior unsecured long-term notes in February 2009 related to financing for the UST acquisition.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $32 million (30.2%), due primarily to gains resulting from issuances of common stock by SABMiller and higher ongoing equity earnings, partially offset by costs for the previously mentioned “business capability programme” in the first quarter of 2010.

Altria Group, Inc.’s income tax rate decreased 2.2 percentage points to 36.5%, due primarily to certain costs incurred in the first quarter of 2009 related to the acquisition of UST that are not deductible for tax purposes and an increase to the domestic manufacturing deduction, effective January 1, 2010, partially offset by a charge of $12 million in the first quarter of 2010 resulting from the elimination of tax deductions for retiree prescription drug costs reimbursed through subsidies beginning in 2013 pursuant to 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act.

Net earnings of $813 million increased $224 million (38.0%), due primarily to higher operating income, lower interest and other debt expense, net, and higher earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS of $0.39, each increased by 39.3%.

Operating Results by Business Segment

Tobacco Space

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Tobacco Use

The United States tobacco industry faces a number of challenges that may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, which are discussed below and in Cautionary Factors That May Affect Future Results, include:

•	pending and threatened litigation and bonding requirements as discussed in Note 12. Contingencies to the condensed consolidated financial statements (“Note 12”);

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

•	actual and proposed excise tax increases as well as changes in tax structures and tax stamping requirements;

•

restrictions imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) enacted in June 2009, and restrictions that may be imposed by the Food and Drug Administration (“FDA”) under this statute and other actual and proposed restrictions affecting tobacco product manufacturing, design, packaging, marketing, advertising and sales;

•	the sale of counterfeit tobacco products by third parties;

•	the sale of tobacco products by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	diversion into one market of products intended for sale in another;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	the potential assertion of claims and other issues relating to contraband shipments of tobacco products;

•	governmental investigations;

•	governmental and private bans and restrictions on tobacco use;

•	governmental restrictions on the sale of tobacco products by certain retail establishments, the use of characterizing flavors and the sale of tobacco products in certain packing sizes;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates to further restrict tobacco use;

•	governmental requirements setting ignition propensity standards for cigarettes;

•	potential adverse changes in tobacco leaf price, availability and quality; and

•	other actual and proposed tobacco product legislation and regulation.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the FET on cigarettes increased from 39 cents per pack to approximately $1.01 per pack. Between the end of 1998 and the end of 2009, the weighted year-end average state and certain local cigarette excise taxes increased from $0.36 to $1.26 per pack. As of April 26, 2010, three states have enacted tax increases this year (New Mexico, Utah and Washington). When combined with other tax increases that are scheduled to take effect, the weighted average of state and certain local excise taxes will increase to $1.29 per pack.

Tax increases are expected to continue to have an adverse impact on sales of tobacco products by our tobacco subsidiaries, due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

A majority of states currently tax moist smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on moist smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax results in cans of equal weight paying the same tax. As of April 26, 2010, twenty states and Washington, D.C. have adopted a weight-based tax methodology for moist smokeless tobacco.

FDA Regulation: The FSPTCA provides the FDA with authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products and disclosures of related information. The law also grants the FDA authority to extend its application, by regulation, to other tobacco products, including cigars. The FDA has indicated that regulation of cigars is on its agenda of items to consider for possible rule-making commencing this summer. Among other measures, this law:

•	provides the FDA with authority to regulate nicotine yields and to reduce or eliminate harmful smoke constituents or harmful ingredients or other components of tobacco products;

•	bans descriptors such as “light,” “mild” or “low” or similar descriptors unless expressly authorized by the FDA;

•	requires extensive ingredient disclosure to the FDA and may require more limited public ingredient disclosure;

•	requires FDA authorization of any express or implied claims that a tobacco product is or may be less harmful than other tobacco products;

•	authorizes regulations for imposing manufacturing standards for tobacco products and provides the FDA authority to inspect tobacco product manufacturing and other facilities;

•	establishes a framework for prior FDA authorization before the introduction of certain new or modified tobacco products;

•

provides the FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health through a regulatory process including, among other possibilities, restrictions on ingredients, constituents or other properties, performance or design criteria as well as testing, measurement, reporting and disclosure requirements;

•	imposes new restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail;

•

changes the language of the current cigarette and smokeless tobacco product health warnings, enlarges their size, requires the development by the FDA of graphic warnings for cigarette packages, and grants the FDA authority to require new warnings; and

•	prohibits cigarettes with characterizing flavors other than menthol and tobacco.

The implementation of the FSPTCA will take place over time. Some provisions took effect when the President signed the bill into law. Others, however, will not take effect for some time. Several areas require the FDA to take action through rulemaking, which generally involves consideration of public comment and, for some issues, scientific review. Altria Group, Inc.’s tobacco subsidiaries are participating actively in processes established by the FDA to develop its regulatory framework.

The FSPTCA requires the establishment of an FDA tobacco product scientific advisory committee (“TPSAC”) to provide advice, reports, information, and recommendations to the FDA on scientific and health issues relating to tobacco products. The statute directs the FDA to seek advice about modified risk products (reduced risk claims), good manufacturing practices, the effects of the alteration of nicotine yields from tobacco products and nicotine dependence thresholds. The TPSAC is also charged with providing the FDA reports and recommendations on menthol cigarettes, including the impact of the use of menthol in cigarettes on the public health, and the nature and impact of dissolvable tobacco products on the public health. The FDA may seek advice from the TPSAC about other safety, dependence, or health issues relating to tobacco products including tobacco product standards and applications to market new tobacco products.

In March 2010, the FDA announced the members of the TPSAC, which consists of both voting and non-voting members. Subsequently, PM USA and USSTC raised with the FDA their concerns that certain of the voting members had financial and other conflicts (including services as paid experts for plaintiffs in litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the TPSAC members did not have disqualifying conflicts of interest. The FDA stated further that it would continue to screen, in accordance with relevant statutory and regulatory provisions and agency guidance, all TPSAC members for potential conflicts of interest for matters that the TPSAC would be considering.

On March 30, 2010, the TPSAC commenced its public meetings to review menthol in cigarettes. The FDA may request that PM USA submit documents or further data in connection with the TPSAC’s development of reports and recommendations regarding menthol cigarettes. None of Altria Group, Inc.’s tobacco operating companies currently manufactures any products prohibited by the FSPTCA’s ban on cigarettes with a characterizing flavor other than menthol or tobacco. The FDA may in the future promulgate regulations that would ban, restrict or otherwise regulate flavored tobacco products, including menthol cigarettes, in a manner that could affect products manufactured by one or more of Altria Group, Inc.’s tobacco operating companies.

As noted above, the FSPTCA imposes significant new restrictions on the advertising and promotion of tobacco products, including a requirement to re-promulgate (subject to constitutional or other legal limits)

certain advertising and promotion restrictions that were previously adopted (but never imposed due to a United States Supreme Court ruling) (the “1996 Rule”). On March 19, 2010, the FDA re-promulgated the 1996 Rule in substantially the same form as originally proposed in 1996 that:

•	Bans the use of color and graphics in tobacco product advertising;

•	Prohibits claims implying that a tobacco product is safer because of FDA regulation;

•	Prohibits the sale of cigarettes and smokeless tobacco to underage persons;

•	Requires the sale of cigarettes and smokeless tobacco in direct, face-to-face transactions;

•	Prohibits sampling of cigarettes and prohibits sampling of smokeless tobacco products except in qualified adult-only facilities;

•	Prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products; and

•	Prohibits the sale or distribution of items such as hats and tee shirts with tobacco brands or logos.

The 1996 Rule is scheduled to take effect on June 22, 2010. At the time of the promulgation of the 1996 Rule, FDA also issued an advance notice of rulemaking regarding the so-called “1000 foot rule”, which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds.

Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA, including its constitutionality and the scope of FDA’s authority thereunder. Altria Group, Inc. and its tobacco subsidiaries and affiliates are not parties to any of these lawsuits. On January 5, 2010, in one such challenge (Commonwealth Brands), the United States District Court of the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the 1996 Rule that bans the use of color and graphics in labels and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties have appealed. The FDA has indicated that it does not intend to enforce the ban on the use of color and graphics in labels and advertising for the duration of the injunction. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA’s authority to regulate tobacco products.

The FSPTCA imposes on manufacturers reporting obligations relating to knowledge of suspected contraband activity and also grants the FDA the authority to impose certain other recordkeeping and reporting obligations to address counterfeit and contraband tobacco products.

The law imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a formula set out in the statute, and then among manufacturers within each respective class based on their relative market share. The impact of the user fee on Altria Group, Inc. is discussed in Debt and Liquidity. In addition, compliance with the law’s regulatory requirements will result in additional costs for our tobacco businesses. The amount of those additional compliance and related costs is unknown and depends substantially on the nature of the requirements imposed by the FDA under the new statute. Those compliance and other related costs, however, could be substantial.

Regulations imposed by the FDA could adversely impact the business and sales volume of Altria Group, Inc.’s tobacco businesses in a number of different ways. For example, FDA’s regulatory actions could impact the consumer acceptability of tobacco products, delay or prevent the launch of new or modified tobacco products, limit consumer choices, restrict communications to adult consumers, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing requirements, impose restrictions at retail, or otherwise significantly increase the cost of doing business.

FDA regulation, including the failure to comply with FDA regulatory requirements, even by inadvertence, could have a material adverse effect on the business, financial condition and results of operation of Altria Group, Inc. and its subsidiaries.

The World Health Organization’s (“WHO’s”) Framework Convention on Tobacco Control (the “FCTC”): The FCTC entered into force in February 2005. As of April 26, 2010, 168 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

•	establish specific actions to prevent youth tobacco product use;

•	restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship;

•	initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting;

•	implement regulations imposing product testing, disclosure and performance standards;

•	impose health warning requirements on packaging;

•	adopt measures that would eliminate tobacco product smuggling and counterfeit tobacco products;

•	restrict smoking in public places;

•	implement fiscal policies (tax and price increases);

•	adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of tobacco product is safer than another;

•	phase out duty-free tobacco product sales;

•	encourage litigation against tobacco product manufacturers; and

•	adopt and implement guidelines for testing and measuring the contents and emissions of tobacco products.

In addition, there are a number of proposals currently under consideration by the governing body of the FCTC, some of which call for substantial restrictions on the manufacture and marketing of tobacco products. It is not possible to predict the outcome of these proposals or the impact of any FCTC actions on legislation or regulation in the United States, either directly as a result of the United States becoming a party to the FCTC, or whether or how these actions might indirectly influence FDA regulation and enforcement.

State and Local Laws Addressing Certain Characterizing Flavors: In a number of states and localities, legislation has been enacted or proposed that prohibits or would prohibit the sale of certain tobacco products with certain characterizing flavors. The legislation varies in terms of the type of tobacco products subject to prohibition, the conditions under which the sale of such products is or would be prohibited, and exceptions to the prohibitions. To date, the following jurisdictions have enacted such legislation:

In 2007, Maine enacted legislation that prohibits the sale of certain flavored cigar and cigarette products. As implemented, including the application of certain statutory exemptions, this prohibition does not ban any PM USA, USSTC, or Middleton product presently being sold. In 2010, Maine amended the characterizing flavor prohibition. The amendment allows the continued sale of cigars that obtained favorable exemption rulings under the previous statute but does not provide for the possibility of further exemptions, such as for future products.

New Jersey has enacted legislation banning the sale and marketing of cigarettes with a characterizing flavor other than menthol, mint or clove. This legislation does not ban any PM USA, USSTC or Middleton product.

New York City has adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation could affect certain USSTC and Middleton products. The ordinance was scheduled to take effect on February 25, 2010, but the City deferred enforcement pending final implementing regulations. The City has since published proposed regulations, which will likely become effective in June 2010, after a period for public comment. Certain subsidiaries of USSTC have filed a lawsuit in federal court challenging the New York City legislation on several grounds, including federal preemption by the FSPTCA. On March 22, 2010, the trial court denied plaintiffs’ motion for preliminary injunction against enforcement of the ordinance. This litigation is pending.

Whether other states or localities will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted. See FDA Regulation above for a summary of the FSPTCA’s regulation of certain tobacco products with characterizing flavors.

State and Local Laws Imposing Certain Speech Requirements and Restrictions: In several jurisdictions, legislation or regulations have been enacted or proposed that would require the disclosure of health information separate from or in addition to federally-mandated health warnings or that would restrict commercial speech in certain respects. New York City has adopted a regulation requiring retailers selling tobacco products to display a sign, issued by the New York City Board of Health, containing graphic and textual warnings against smoking.

Tar and Nicotine Test Methods and Brand Descriptors: A number of public health organizations have determined that the Federal Trade Commission (“FTC”) standardized methods for measuring tar and nicotine yields in cigarettes do not provide useful information about tar and nicotine deliveries and that such results were misleading to smokers. In the 2001 publication of Monograph 13, the United States National Cancer Institute (“NCI”) concluded that measurements based on the FTC standardized method “do not offer smokers meaningful information on the amount of tar and nicotine they will receive from a cigarette” or “on the relative amounts of tar and nicotine exposure likely to be received from smoking different brands of cigarettes.” In response, the FTC stated that it would work with the NCI to determine what changes should be made to its testing method to “correct the limitations” identified in Monograph 13. In 2002, PM USA petitioned the FTC to promulgate new rules governing the use of existing standardized machine-based methodologies for measuring tar and nicotine yields and descriptors.

More recently, in 2008, the FTC issued a notice rescinding its 1966 guidance that set forth the FTC’s former position that it is generally not a violation of the Federal Trade Commission Act to make factual statements of the tar and nicotine yields of cigarettes when statements of such yields are supported by the FTC’s standardized measurement methods. In May 2009, the United States Court of Appeals for the District of Columbia Circuit largely affirmed the judgment of a federal trial court in favor of the United States government in its lawsuit against various cigarette manufacturers and others, including PM USA and Altria Group, Inc., including that portion of the judgment that enjoined the defendants from using brand descriptors such as “lights,” “ultra lights” and “low” (except to the extent such injunction applied extraterritorially). See Note 12.

As noted above, the FSPTCA bans “light,” “mild” or “low” or similar descriptors (unless expressly authorized by the FDA) and gives FDA authority over the testing, reporting and disclosure to the public of smoke components such as tar and nicotine. In December 2009, the FTC denied PM USA’s 2002 petition citing the new authority of the FDA under the FSPTCA and the May 2009 decision discussed above.

Tobacco Quota Buy-Out: In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. For a discussion of the impact of FETRA payments on Altria Group, Inc., see Debt and Liquidity. Manufacturers and importers of tobacco products were also obligated to cover any losses (up to $500 million) that the government incurred on the disposition of the tobacco pool stock accumulated under the previous tobacco price support program, which disposition is complete. PM USA, Middleton and USSTC are subject to the requirements of FETRA. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2010 and beyond.

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

Reports with respect to the health effects of smoking have been publicized for many years, including in a June 2006 United States Surgeon General report on ETS entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Many jurisdictions within the United States have restricted smoking in public places. The pace and scope of public smoking bans have increased significantly. Some public health groups have called for, and various jurisdictions have adopted or proposed, bans on smoking in outdoor places, in private apartments and in cars with minors in them. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure.

Reduced Cigarette Ignition Propensity Legislation: Legislation or regulation requiring cigarettes to meet reduced ignition propensity standards (first adopted by New York State in 2004) has been adopted in all states (legislation enacted in Wyoming is scheduled to be implemented as of July 1, 2011). PM USA has converted all cigarette production to cigarettes meeting reduced ignition propensity standards.

PM USA continues to support the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards that are different from the federal standard.

Illicit Trade: Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.’s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. For example, on March 31, 2010, the President signed into law the Prevent All Cigarette Trafficking (PACT) Act, which will address illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery sale of cigarettes and smokeless tobacco products and would make such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions.

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

Operating Results – Three Months Ended March 31, 2010

The following discussion compares tobacco space operating results for the three months ended March 31, 2010, with the three months ended March 31, 2009.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income (Loss)
	2010	2009	2010	2009
	(in millions)
Cigarettes	$5,123	$3,896	$1,230	$1,143
Smokeless products	381	298	178	(2)
Cigars	135	115	47	54

Total tobacco space	$5,639	$4,309	$1,455	$1,195

Cigarettes segment. Net revenues, which include excise taxes billed to customers, increased $1,227 million (31.5%), reflecting higher pricing related primarily to the FET increase ($1,281 million), partially offset by lower volume.

Operating companies income increased $87 million (7.6%), due primarily to higher list prices ($222 million) and lower exit and implementation costs primarily related to the closure of PM USA’s Cabarrus, North Carolina manufacturing facility, partially offset by higher per unit settlement charges ($40 million), FDA user fees ($26 million), higher marketing, administration and research costs ($22 million), higher direct material costs ($21 million) and lower volume.

PM USA has revised its reporting of volume and retail share results within the cigarettes segment to reflect how management evaluates segment performance. Beginning in the first quarter of 2010, PM USA is reporting volume and retail share performance as follows: Marlboro; Other Premium brands, such as Virginia Slims, Parliament and Benson & Hedges; and Discount brands, which includes Basic and L&M, as well as other discount brands.

For the three months ended March 31, 2010, PM USA’s domestic cigarette shipment volume was 0.7% lower than the prior-year period, due primarily to different inventory dynamics in the first quarter of 2010 versus the prior-year period. In March 2009, PM USA’s shipment volume was negatively impacted as wholesalers and retailers depleted their inventories of PM USA’s brands in anticipation of the FET increase, which occurred on April 1, 2009. In the second quarter of 2009, the trade rebuilt their inventories of PM USA’s brands. In the first quarter of 2010, the trade increased inventory levels on PM USA’s brands from the beginning to the end of the quarter.

After adjusting for changes in trade inventories, PM USA’s domestic cigarette shipment volume for the three months ended March 31, 2010 was estimated to be down approximately 11% versus the prior-year period. Total cigarette category volume was down an estimated 10% in the first quarter of 2010 versus the prior-year period when adjusted for changes in trade inventories.

PM USA’s total premium shipment volume increased 0.6%. Marlboro shipment volume increased 462 million units (1.6%) to 29.6 billion units. In the discount segment, PM USA’s shipment volume decreased 17.0%.

The following table summarizes cigarettes segment volume performance, which includes units sold, as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military and Philip Morris Duty Free Inc.:

	Shipment Volume For the Three Months Ended March 31,
	2010	2009
	(in billion units)
Marlboro	29.6	29.1
Other Premium	2.4	2.7
Discount	2.1	2.6

Total Cigarettes	34.1	34.4

For the three months ended March 31, 2010, Marlboro’s retail share increased 0.3 share points versus the prior-year period to 42.7%, driven primarily by Marlboro Menthol and the introduction of Marlboro Special Blend products.

Cigarettes segment retail share results are based on data from SymphonyIRI Group/Capstone, which is a retail tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet and direct mail. The following table summarizes cigarettes segment retail share performance based on this retail tracking service:

	Retail Share For the Three Months Ended March 31,
	2010	2009
Marlboro	42.7%	42.4%
Other Premium	4.0	4.6
Discount	3.5	3.9

Total Cigarettes	50.2%	50.9%

PM USA executed the following pricing and promotional allowance actions:

•	Effective October 28, 2009, PM USA increased the list price on Marlboro, Basic and L&M by $0.06 per pack. In addition, PM USA increased the list price on all of its other brands by $0.08 per pack.

•

Effective March 9, 2009, PM USA increased the list price on Marlboro, Parliament, Virginia Slims, Basic and L&M by $0.71 per pack. In addition, PM USA increased the list price on all of its other premium brands by $0.81 per pack.

•

Effective February 9, 2009, PM USA increased the list price on Marlboro, Parliament, Virginia Slims, Basic and L&M by $0.09 per pack. In addition, PM USA increased the list price on all of its other premium brands by $0.18 per pack.

Smokeless products segment. Net revenues, which include excise taxes billed to customers, increased $83 million (27.9%), due primarily to higher volume ($74 million), and lower sales returns and promotional allowances ($62 million), partially offset by list price reductions ($53 million).

Operating companies income increased $180 million (100.0+%), due primarily to lower exit, integration and UST acquisition-related costs ($118 million), lower sales returns and promotional allowances ($62 million), higher volume ($58 million) and lower marketing, administration and research costs ($20 million), partially offset by list price reductions ($53 million) and higher variable costs.

For the three months ended March 31, 2010, USSTC and PM USA’s combined domestic smokeless products shipment volume was 21.9% higher versus the prior-year period, due primarily to product initiatives in the first quarter of 2010 and trade inventory changes in the prior-year period. Shipments of Copenhagen Long Cut Straight and Extra Long Cut Natural, as well as the national expansion of Marlboro Snus, all occurred at the end of the first quarter of 2010. Skoal also expanded the distribution of its Skoal Slim Can pouch initiative in the first quarter of 2010. In addition, in the first quarter of 2009, the trade depleted inventories prior to the FET increase. Reported 2010 first-quarter volume increases were partially offset by the discontinuation of USSTC’s multi-can promotional deals and its Rooster brand in the first quarter of 2009.

After adjusting for new product pipeline volume, trade inventory changes, and the 2009 discontinuation of multi-can promotional deals and the Rooster brand, as well as other factors, USSTC and PM USA’s combined domestic smokeless products shipment volume for the three months ended March 31, 2010 was estimated to be up approximately 5%. Copenhagen and Skoal’s combined first quarter adjusted shipment volume increased an estimated 11% when adjusted for new product pipeline volume and trade inventory changes, as well as other factors. USSTC believes that the smokeless category’s volume grew at an estimated rate of approximately 7% in the first quarter of 2010.

Volume includes cans and packs sold, as well as promotional units, but excludes international volume. Additionally, 2009 volume includes 10.9 million cans of domestic volume shipped by USSTC prior to the UST acquisition. Other includes PM USA smokeless products. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing moist smokeless tobacco (“MST”) products on a can for can basis. USSTC and PM USA have assumed the following equivalent ratios to calculate volumes of cans and packs shipped. One pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST. One can of Skoal Slim Can pouches is equivalent to a 0.53 can of MST. All other products are considered to be equivalent on a can for can basis. If assumptions regarding these equivalent ratios change, it may result in a change to these reported results. The following table summarizes smokeless products segment volume performance (full quarterly results):

	Shipment Volume For the Three Months Ended March 31,
	2010	2009
	(cans and packs in millions)
Copenhagen	83.8	63.8
Skoal	67.7	61.5

Copenhagen and Skoal	151.5	125.3
Red Seal/Other	34.6	27.3

Total Smokeless products	186.1	152.6

USSTC and PM USA’s combined retail share of smokeless products decreased 0.8 share points versus the prior-year period; however, the combined retail share increased 0.8 share points versus the fourth-quarter of 2009. Copenhagen and Skoal’s combined retail share grew 1.0 share point versus the prior-year period, and 0.8 share points versus the fourth quarter of 2009. Copenhagen’s retail share grew 1.9 share points versus the prior-year period to 25.6% and 1.0 share point versus the fourth quarter of 2009, as the brand benefited from the launch of Copenhagen Long Cut Wintergreen in the fourth quarter of 2009. Skoal’s retail share declined 0.9 share points versus the prior-year period to 23.1%, and 0.2 share points versus the fourth quarter of 2009.

Smokeless products segment retail share results are based on data from SymphonyIRI Group (“SymphonyIRI”) InfoScan Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks smokeless products market share performance based on the number of cans and packs sold. Smokeless products is defined as moist smokeless and spit-less tobacco products. Other includes PM USA smokeless tobacco products. It is SymphonyIRI’s standard practice to periodically refresh their InfoScan syndicated services, which could restate retail share results that were previously released. New types of smokeless products, as well as new packaging configuration of existing smokeless products, may or may not be equivalent to existing MST products on a can for can basis. USSTC and PM USA have assumed that one pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST. All other products are considered to be equivalent on a can for can basis. If assumptions regarding these equivalent ratios change, it may result in a change to these reported results. The following table summarizes smokeless products segment retail share performance (full quarterly results, excluding international volume), based on this retail tracking service:

	Retail Share For the Three Months Ended March 31,
	2010	2009
Copenhagen	25.6%	23.7%
Skoal	23.1	24.0

Copenhagen and Skoal	48.7	47.7
Red Seal/Other	6.7	8.5

Total Smokeless products	55.4%	56.2%

USSTC executed the following pricing action:

•	Effective March 29, 2009, USSTC announced a national wholesale incentive program that lowered the list price of some of USSTC’s brands, including Copenhagen and Skoal, by $0.62 per can.

Cigars segment. Net revenues, which include excise taxes billed to customers, increased $20 million (17.4%), reflecting higher pricing related primarily to the FET increase ($43 million), partially offset by lower volume ($23 million).

Operating companies income decreased $7 million (13.0%), due primarily to lower volume ($18 million), partially offset by higher pricing ($6 million) and lower integration costs.

For the three months ended March 31, 2010, Middleton’s cigar volume decreased 18.3% versus the prior-year period to 282 million units due to the following factors:

•

Middleton believes that wholesalers accumulated cigar inventory in advance of the FET increase during the first quarter of 2009 because there was no floor tax in the 2009 FET increase for machine-made large cigars;

•	Middleton also shipped new product pipeline volume for Black & Mild Wood Tip in the first quarter of 2009; and

•	Wholesalers reduced inventory levels on Middleton’s products from the beginning to the end of the first quarter of 2010.

After adjusting for changes in trade inventories, Middleton’s shipment volume was estimated to be essentially flat versus the prior-year period. Middleton believes that the machine-made large cigars category’s volume was essentially flat in the first quarter of 2010.

The following table summarizes cigars segment volume performance:

	Shipment Volume For the Three Months Ended March 31,
	2010	2009
	(units in millions)
Black & Mild	276	336
Other	6	9

Total Cigars	282	345

For the three months ended March 31, 2010, Middleton’s retail share increased 0.1 share point versus the prior-year period to 28.6%. In the first quarter of 2010, Black & Mild’s retail share increased 0.3 share points versus the prior-year period to 28.2% as it benefited from the 2009 introductions of Black & Mild Wood Tip and Black & Mild Wood Tip Wine.

Cigar retail share results are based on data from SymphonyIRI InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks machine-made large cigars market share performance. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. This service was developed to provide a representation of retail business performance in key trade channels. It is SymphonyIRI’s standard practice to periodically refresh their InfoScan syndicated services, which could restate retail share results that were previously released.

The following table summarizes cigars segment retail share performance:

	Retail Share For the Three Months Ended March 31,
	2010	2009
Black & Mild	28.2%	27.9%
Other	0.4	0.6

Total Cigars	28.6%	28.5%

Middleton executed the following pricing actions:

•	Effective January 11, 2010, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.18 per five-pack.

•	Effective March 4, 2009, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.40 per five-pack.

•	Effective February 11, 2009, Middleton increased the list price on all of its brands by approximately $0.20 per five-pack.

•	Effective January 28, 2009, Middleton increased the list price on substantially all of its brands by $0.08 per five-pack.

Wine segment

Business Environment

Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions. As discussed in Note 12, Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle distributes Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. A key element of Ste. Michelle’s strategy is expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers.

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

Operating Results

	2010	2009
	(in millions)
Net revenues:
Quarter ended March 31,	$95	$75

Operating companies income:
Quarter ended March 31,	$7	$1

Net revenues, which include excise taxes billed to customers, increased $20 million (26.7%), due primarily to higher volume.

Operating companies income increased $6 million (100.0+%), due primarily to higher volume ($9 million), and lower exit, integration and UST acquisition-related costs, partially offset by higher marketing, administration and research costs.

For the three months ended March 31, 2010, Ste. Michelle’s wine shipment volume increased 22% versus the prior-year period to 1.4 million cases, due primarily to Chateau Ste. Michelle wines, higher trade inventory levels as wholesalers rebuilt inventory levels from last year, higher on-premise channel volume that includes restaurants and bars, and calendar differences. After adjusting for calendar differences, Ste. Michelle’s wine shipment volume was estimated to be up approximately 16% versus the prior-year period.

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume For the Three Months Ended March 31,
	2010	2009
	(cases in thousands)
Chateau Ste. Michelle	536	370
Columbia Crest	433	403
Other	469	406

Total Wine	1,438	1,179

During the three months ended March 31, 2010, Ste. Michelle’s retail unit volume, as measured by Nielsen Total Wine Database – U.S. Food, Drug & Liquor (“Nielsen”), increased 6.1% versus the prior-year period. The total wine industry’s retail unit volume for the three months ended March 31, 2010, as measured by Nielsen, increased 3.9% versus the prior-year period.

Financial services segment

Business Environment

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the first quarter of 2010 and 2009, proceeds from asset sales, lease maturities and recoveries totaled $40 million and $464 million, respectively, and gains included in operating companies income totaled $6 million and $113 million, respectively.

PMCC leased, under several lease arrangements, various types of automotive manufacturing equipment to General Motors Corporation (“GM”) which filed for bankruptcy on June 1, 2009. In the third quarter of 2009, GM rejected one of the leases, which resulted in a $49 million write-off against PMCC’s allowance for losses. General Motors LLC (“New GM”), which is the successor of GM’s North American automobile business, agreed to assume nearly all the remaining leases under the same terms as GM, except for a rebate of a portion of future rents. The assignment of the leases to New GM was approved by the bankruptcy court and became effective in March 2010. During the first quarter of 2010, GM also rejected a lease that was not assigned to New GM. The impact of the rent rebates and the 2010 lease rejection resulted in a $64 million write-off against PMCC’s allowance for losses. In March 2010, PMCC participated in a transaction pursuant to which the equipment related to the rejected leases was sold to New GM. This transaction resulted in an acceleration of deferred taxes of $34 million. As of March 31, 2010, PMCC’s exposure to New GM represented approximately 2% of PMCC’s portfolio of finance assets.

The activity in the allowance for losses on finance assets for three months ended March 31, 2010 and 2009 was as follows:

	For the Three Months Ended March 31,
	2010	2009
	(in millions)
Balance at beginning of the year	$266	$304
Amounts written-off	(64)

Balance at March 31	$202	$304

PMCC has assessed its allowance for losses for its entire portfolio, and believes that the allowance for losses of $202 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees, and may have to increase its allowance for losses if such conditions worsen. All PMCC lessees are current on their lease payment obligations.

PMCC’s portfolio remains diversified by lessee, investment category and asset type. As of March 31, 2010, 75% of its lease portfolio was classified as investment grade as defined by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”). Excluding aircraft lease investments, 89% of PMCC’s portfolio was classified as investment grade.

On January 5, 2010, Mesa Airlines, Inc. (“Mesa”) filed for Chapter 11 bankruptcy protection. At the bankruptcy date, PMCC’s portfolio included five aircraft under leveraged leases with Mesa with a finance asset balance of $21 million. PMCC’s interest in these leases was secured by letters of credit issued by Citicorp North America, Inc. As a result of the bankruptcy filing PMCC drew on the letters of credit and recovered its outstanding investment.

PMCC has one remaining transaction with indirect exposure to Ambac Assurance Corporation (“Ambac”), a credit support provider whose credit rating remains below investment grade. This risk is mitigated by the underlying strength of the lessee and the quality of the leased asset. PMCC is currently working with the lessee and a third party credit support provider to replace Ambac in this transaction.

See Note 12 for a discussion of the IRS disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Operating Results

	2010	2009
	(in millions)
Net revenues:
Quarter ended March 31,	$26	$139

Operating companies income:
Quarter ended March 31,	$21	$120

PMCC’s net revenues and operating companies income for the quarter ended March 31, 2010 decreased $113 million (81.3%) and $99 million (82.5%), respectively, from the prior-year period, due primarily to lower gains on asset sales.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities was essentially unchanged at $2.0 billion during the first quarter of 2010 as compared with the first quarter of 2009.

Net Cash Provided by (Used in) Investing Activities

Altria Group, Inc. and its subsidiaries from time to time consider acquisitions as evidenced by the acquisition of UST in January 2009. For further discussion, see Note 2.

During the first quarter of 2010, net cash provided by investing activities was $17 million, compared with net cash used of $9.9 billion during the first quarter of 2009. This change was due primarily to the acquisition of UST in January 2009, partially offset by lower proceeds from finance asset sales in the first quarter of 2010.

Net Cash (Used in) Provided by Financing Activities

During the first quarter of 2010, net cash used in financing activities was $639 million compared with net cash provided by financing activities of $3.8 billion during the first quarter of 2009. This change was due primarily to the following:

•

$4.2 billion issuance of long-term notes in 2009, the net proceeds of which were used to prepay all of the outstanding borrowings under a 364-day term bridge loan facility that was used in part to fund the acquisition of UST in January 2009; and

•	lower net commercial paper issuances during the first quarter of 2010.

Debt and Liquidity

Credit Ratings – At March 31, 2010, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Negative
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

Credit Lines – At March 31, 2010, Altria Group, Inc. had $200 million of short-term borrowings. At December 31, 2009, Altria Group, Inc. had no short-term borrowings.

At March 31, 2010, the credit lines for Altria Group Inc. and related activity were as follows (in billions):

Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

364-Day Agreement	$0.6	$-	$-	$0.6
3-Year Agreement	2.4		0.2	2.2

	$3.0	$-	$0.2	$2.8

At March 31, 2010, Altria Group, Inc. had in place a senior unsecured 364-day revolving credit agreement (the “364-Day Agreement”) and a senior unsecured 3-year revolving credit agreement (the “3-Year Agreement” and, together with the 364-Day Agreement, the “Revolving Credit Agreements”). The 364-Day Agreement provides for borrowings up to an aggregate principal amount of $0.6 billion and expires on November 19, 2010. The 3-Year Agreement provides for borrowings up to an aggregate principal amount of $2.4 billion and expires on November 20, 2012. Pricing under the Revolving Credit Agreements may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Revolving Credit Agreements will be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.’s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at March 31, 2010 are 2.0% and 4.0%, respectively. The Revolving Credit Agreements do not include any other rating triggers, nor do they contain any provisions that could require the posting of collateral.

The Revolving Credit Agreements are being used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Revolving Credit Agreements require that Altria Group, Inc. maintain (i) a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 4.0 to 1.0. At March 31, 2010, the ratios of debt to EBITDA and EBITDA to interest expense, calculated in accordance with the Revolving Credit Agreements, were 1.9 to 1.0 and 5.7 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Revolving Credit Agreements.

Any commercial paper of Altria Group, Inc. and borrowings under the Revolving Credit Agreements are fully and unconditionally guaranteed by PM USA as further discussed in Note 13. Condensed Consolidating Financial Information to the consolidated financial statements (“Note 13”).

Financial Market Environment – Altria Group, Inc. believes it has adequate liquidity and access to financial resources to meet its anticipated obligations in the foreseeable future. Altria Group, Inc. continues to monitor the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group. Altria Group, Inc. believes the lenders in its bank group will be willing and able to advance funds in accordance with their legal obligations.

Debt – Altria Group, Inc.’s total debt, all of which is consumer products debt, was $12.2 billion and $12.0 billion, at March 31, 2010 and December 31, 2009, respectively.

Guarantees and Redeemable Noncontrolling Interest – As discussed in Note 12, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2010. In addition, as discussed in Note 13, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation – As discussed in Tobacco Space – Business Environment and in Note 12, PM USA has entered into State Settlement Agreements with the states and territories of the United States and also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust have now been eliminated by the obligations imposed on PM USA by FETRA. USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded charges to cost of sales of $1,209 million and $1,151 million for the three months ended March 31, 2010 and 2009, respectively.

Based on current agreements, 2009 market share and the five-year compounded annual industry volume decline rate for 2003-2008 (2009 industry volume decline rate is excluded due to the one time volume impacts of the federal excise tax increase), the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for these payments will be approximately as follows (in billions):

2010	$5.1
2011	5.2
2012	5.2
2013	5.2
2014	5.2
Thereafter	5.0 annually

The estimated amounts due under the State Settlement Agreements and FETRA charged to cost of sales in each of the years above would generally be paid in the following year. The amounts charged to cost of sales for the FDA user fees are paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements, FETRA and FDA user fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The amounts shown in the table above are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 12 for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the years 2003 to 2009.

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of March 31, 2010, PM USA has posted various forms of security totaling approximately $110 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

Although litigation is subject to uncertainty and could result in material adverse consequences for the financial condition, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year, management expects cash flow from operations, together with its Revolving Credit Agreements, to provide sufficient liquidity to meet the ongoing needs of the business.

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009. At March 31, 2010, PMCC’s net finance receivable of $4.6 billion in leveraged leases, which is included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consists of rents receivable ($13.5 billion) and the residual value of assets under lease ($1.4 billion), reduced by third-party nonrecourse debt ($8.6 billion) and unearned income ($1.7 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis. Finance assets, net, at March 31, 2010, also include net finance receivables for direct finance leases ($0.3 billion) and an allowance for losses ($0.2 billion).

See Note 12 for a discussion of the IRS disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Equity and Dividends

On January 26, 2010, Altria Group, Inc. granted 2.6 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2013. The market value per share was $19.90 on the date of grant.

During the first quarter of 2010, 1.7 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock vested during the first quarter of 2010 was $33 million. The weighted-average grant date fair value per share of these awards was $64.35 (reflects historical market prices which are not adjusted to reflect the PMI spin-off in March 2008).

Dividends paid in the first quarters of 2010 and 2009 were approximately $706 million and $661 million, respectively, an increase of 6.8%, primarily reflecting a higher dividend rate.

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

Market Risk

Derivative financial instruments are used periodically by Altria Group, Inc., and its subsidiaries principally to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. Altria Group, Inc. formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. At March 31, 2010, Altria Group, Inc. had no derivative financial instruments.

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

that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Note 12 and Exhibit 99.1 for a discussion of pending tobacco-related litigation.

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

Tobacco Key Facilities; Supply Security. Altria Group, Inc.’s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of significant suppliers. A natural or man-made disaster or other disruption that affects the manufacturing facilities of any of Altria Group, Inc.’s tobacco subsidiaries or the facilities of any significant suppliers of any of Altria Group, Inc.’s tobacco subsidiaries could adversely impact the operations of the affected subsidiaries. An extended interruption in operations experienced by one or more Altria Group, Inc. subsidiaries or significant suppliers could have a material adverse effect on the results of operations and financial condition of Altria Group, Inc.

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

Competition, Evolving Consumer Preferences and Economic Downturns. Each of our tobacco and wine subsidiaries is subject to intense competition, changes in consumer preferences and changes in economic conditions. To be successful, they must continue to:

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

UST Acquisition. There can be no assurance that we will fully achieve the synergies expected of the UST acquisition.

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

IRS Challenges to PMCC Leases. The Internal Revenue Service has challenged the tax treatment of certain of PMCC’s leveraged leases. Should Altria Group, Inc. not prevail in any one or more of these matters, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax, pay associated interest costs and penalties, if imposed, and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. For further discussion see Note 12.

Wine – Competition; Grape Supply; Regulation and Excise Taxes. Ste. Michelle’s business is subject to significant competition, including from many large, well-established national and international organizations. The adequacy of Ste. Michelle’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington state. Supply shortages related to any one or more of these factors could increase production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle’s sales. In addition, federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages, may have an adverse effect on Ste. Michelle’s wine business. For further discussion, see Wine Segment – Business Environment.

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

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2009. Other than as set forth in Part I – Item 2. of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2009, Altria Group, Inc. suspended indefinitely its $4.0 billion (2008 to 2010) share repurchase program in order to preserve financial flexibility and focus on interest expense reduction. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended March 31, 2010, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1-31, 2010	13,106	$20.48	-	$2,834,083,553

February 1-28, 2010	353,535	$19.57	-	$2,834,083,553

March 1-31, 2010	540	$20.31	-	$2,834,083,553

For the Quarter Ended March 31, 2010	367,181	$19.60

(1)

Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

(2)

During 2008, Altria Group, Inc. repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share, pursuant to the $4.0 billion (2008 to 2010) share repurchase program announced on January 30, 2008, modified on September 8, 2008 and suspended indefinitely in September 2009. No shares were repurchased during 2009 or the three months ended March 31, 2010 under this program. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

Item 6. Exhibits.

3.1	Amended and Restated By-laws of Altria Group, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 22, 2010).

10.1	Stock Compensation Plan for Non-Employee Directors, as amended and restated effective February 24, 2010.

10.2	Form of Restricted Stock Agreement, dated as of January 26, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2010).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DAVID R. BERAN
David R. Beran
Executive Vice President and
Chief Financial Officer

April 28, 2010